Form 10-Q
period 2011-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2011-11-07
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,    IRS Employer Identification No. 66-0538893

Principal Executive Offices:

997 San Roberto Street

Oriental Center 10th Floor

Professional Offices Park

San Juan, Puerto Rico 00926

Telephone Number: (787) 771-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

43,075,786 common shares ($1.00 par value per share) outstanding as of October 31, 2011

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

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$513,905	$344,067
Money market investments	3,431	104,869

Total cash and cash equivalents	517,336	448,936

Securities purchased under agreements to resell	165,000	—

Investments:
Trading securities, at fair value, with amortized cost of $343 (December 31, 2010 - $1,306)	346	1,330
Investment securities available-for-sale, at fair value, with amortized cost of $3,154,057 (December 31, 2010 - $3,661,146)	3,226,972	3,700,064
Investment securities held-to-maturity, at amortized cost, with fair value of $854,633 (December 31, 2010 - $675,721)	837,920	689,917
Federal Home Loan Bank (FHLB) stock, at cost	23,779	22,496
Other investments	75	150

Total investments	4,089,092	4,413,957

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	33,619	33,979
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $35,869 (December 31, 2010 - $31,430)	1,125,769	1,117,889
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $37,240 (December 31, 2010 - $49,286)	524,490	620,711

Total loans, net	1,683,878	1,772,579

FDIC shared-loss indemnification asset	392,096	473,629
Foreclosed real estate covered under shared-loss agreements with the FDIC	16,319	14,871
Foreclosed real estate not covered under shared-loss agreements with the FDIC	14,675	11,969
Accrued interest receivable	24,246	28,716
Deferred tax asset, net	33,102	30,732
Premises and equipment, net	22,498	23,941
Derivative assets	6,707	28,315
Other assets	58,339	63,361

Total assets	$7,023,288	$7,311,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$979,326	$954,554
Savings accounts	256,611	235,690
Certificates of deposit	1,142,428	1,398,644

Total deposits	2,378,365	2,588,888

Borrowings:
Short-term borrowings	46,619	42,460
Securities sold under agreements to repurchase	3,356,322	3,456,781
Advances from FHLB	281,753	281,753
FDIC-guaranteed term notes	105,112	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,825,889	3,922,911

FDIC net settlement payable	41	22,954
Derivative liabilities	48,146	64
Accrued expenses and other liabilities	42,931	43,858

Total liabilities	6,295,372	6,578,675

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value.	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,808,284 shares issued; 44,014,791 shares outstanding (December 31, 2010 - 47,807,734; 46,348,667)	47,808	47,808
Additional paid-in capital	498,875	498,435
Legal surplus	51,274	46,331
Retained earnings	82,616	51,502
Treasury stock, at cost, 3,793,493 shares (December 31, 2010 - 1,459,067 shares)	(45,376)	(16,732)
Accumulated other comprehensive income, net of tax of $249 (December 31, 2010 – $2,107)	24,719	36,987

Total stockholders’ equity	727,916	732,331

Total liabilities and stockholders’ equity	$7,023,288	$7,311,006

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Interest income:
Loans
Loans not covered under shared-loss agreements with the FDIC	$17,287	$17,700	$51,095	$53,150
Loans covered under shared-loss agreements with the FDIC	18,222	16,647	45,507	28,232
Mortgage-backed securities	33,515	40,429	128,275	125,542
Investment securities and other	2,638	6,445	6,895	24,476

Total interest income	71,662	81,221	231,772	231,400

Interest expense:
Deposits	11,558	12,680	35,360	35,874
Securities sold under agreements to repurchase	23,206	25,128	70,878	75,900
Advances from FHLB and other borrowings	3,121	3,082	9,231	9,147
Note payable to the FDIC	—	823	—	1,887
FDIC-guaranteed term notes	1,021	1,021	3,063	3,063
Subordinated capital notes	305	327	916	930

Total interest expense	39,211	43,061	119,448	126,801

Net interest income	32,451	38,160	112,324	104,599
Provision for non-covered loan and lease losses	3,800	4,100	11,400	12,214
Recapture of covered loan and lease losses, net	(1,936)	—	(1,387)	—

Total provision for loan and lease losses, net	1,864	4,100	10,013	12,214

Net interest income after provision for loan and lease losses	30,587	34,060	102,311	92,385

Non-interest income:
Wealth management revenues	5,387	4,613	14,641	13,250
Banking service revenues	3,261	3,442	10,404	8,105
Mortgage banking activities	2,623	3,418	7,017	7,555

Total banking and wealth management revenues	11,271	11,473	32,062	28,910

Total loss on other-than-temporarily impaired securities	—	(14,739)	—	(39,674)
Portion of loss on securities recognized in other comprehensive income	—	—	—	22,508

Other-than-temporary impairments on securities	—	(14,739)	—	(17,166)

Net (amortization) accretion of FDIC loss-share indemnification asset	(2,422)	1,600	(191)	2,914
Fair value adjustment on FDIC equity appreciation instrument	—	—	—	909
Net gain (loss) on:
Sale of securities	13,971	13,954	23,102	37,807
Derivatives	(564)	(22,580)	(8,135)	(59,832)
Early extinguishment of repurchase agreement	(4,790)	—	(4,790)	—
Trading securities	14	4	(23)	2
Foreclosed real estate	(199)	(140)	(334)	(283)
Other	(93)	(35)	(113)	(18)

Total non-interest income (loss), net	17,188	(10,463)	41,578	(6,757)

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Non-interest expenses:
Compensation and employee benefits	$11,593	$11,686	$34,511	$30,369
Professional and service fees	5,305	5,480	16,506	11,552
Occupancy and equipment	4,369	5,486	12,988	13,484
Insurance	1,302	1,651	4,933	5,218
Electronic banking charges	1,375	1,322	3,984	3,112
Taxes, other than payroll and income taxes	1,184	1,641	3,422	3,759
Advertising, business promotion, and strategic initiatives	1,686	1,275	4,386	3,339
Loan servicing and clearing expenses	975	1,022	3,072	2,538
Foreclosure and repossession expenses	813	694	2,303	1,520
Communication	391	826	1,212	1,905
Director and investor relations	352	396	977	1,098
Printing, postage, stationery and supplies	292	299	937	795
Other	770	927	2,661	2,261

Total non-interest expenses	30,407	32,705	91,892	80,950

Income (loss) before income taxes	17,368	(9,108)	51,997	4,678
Income tax expense (benefit)	580	(1,287)	5,661	(82)

Net income (loss)	16,788	(7,821)	46,336	4,760
Less: Dividends on preferred stock	(1,201)	(1,200)	(3,602)	(4,134)
Less: Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	—	(22,711)

Income available (loss) to common shareholders	$15,587	$(31,732)	$42,734	$(22,085)

Income (loss) per common share:
Basic	$0.35	$(0.75)	$0.95	$(0.66)

Diluted	$0.35	$(0.75)	$0.95	$(0.66)

Average common shares outstanding and equivalents	44,105	42,288	45,141	33,645

Cash dividends per share of common stock	$0.05	$0.04	$0.15	$0.12

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)		(In thousands)
Net income (loss)	$16,788	$(7,821)	$46,336	$4,760

Other comprehensive income (loss):
Unrealized gain (loss) on securities available-for-sale	35,470	(15,072)	57,097	124,302
Realized gain on investment securities included in net income (loss)	(13,971)	(14,224)	(23,102)	(38,077)
Total loss on other- than-temporarily impaired securities	—	14,739	—	39,674
Portion of loss on securities recognized in other comprehensive income	—	—	—	(22,508)
Unrealized losses on cash flow hedges	(34,204)	—	(48,122)	—
Income tax effect	2,550	2,274	1,859	(7,573)

Other comprehensive income (loss) for the period	(10,155)	(12,283)	(12,268)	95,818

Comprehensive income (loss)	$6,633	$(20,104)	$34,068	$100,578

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine-Month Period Ended September 30,
	2011	2010
	(In thousands)

Preferred stock:
Balance at beginning of period	$68,000	$68,000
Issuance of preferred stock	—	177,289
Conversion of preferred stock to common stock	—	(177,289)

Balance at end of period	68,000	68,000

Additional paid-in capital from beneficial conversion feature
Balance at beginning of period	—	—
Issuance of preferred stock - beneficial conversion feature	—	22,711
Conversion of preferred stock - beneficial conversion feature	—	(22,711)

Balance at end of period	—	—

Common stock:
Balance at beginning of period	47,808	25,739
Issuance of common stock	—	8,740
Conversion of preferred stock to common stock	—	13,320
Exercised stock options	—	9

Balance at end of period	47,808	47,808

Additional paid-in capital:
Balance at beginning of period	498,435	213,445
Issuance of common stock	—	90,896
Conversion of preferred stock to common stock	—	186,680
Deemed dividend on preferred stock beneficial conversion feature	—	22,711
Exercised stock options	—	64
Stock-based compensation expense	1,001	865
Common stock issuance costs	—	(5,250)
Preferred stock issuance costs	—	(10,925)
Exercised restricted stock units with treasury shares	(561)	—

Balance at end of period	498,875	498,486

Legal surplus:
Balance at beginning of period	46,331	45,279
Transfer from retained earnings	4,943	627

Balance at end of period	51,274	45,906

Retained earnings:
Balance at beginning of period	51,502	77,584
Net income	46,336	4,760
Cash dividends declared on common stock	(6,677)	(4,498)
Cash dividends declared on preferred stock	(3,602)	(4,134)
Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)
Transfer to legal surplus	(4,943)	(627)

Balance at end of period	82,616	50,374

Treasury stock:
Balance at beginning of period	(16,732)	(17,142)
Stock purchased under the repurchase program	(29,242)	—
Exercised restricted stock units with treasury shares	561	—
Stock used to match defined contribution plan	37	26

Balance at end of period	(45,376)	(17,116)

Accumulated other comprehensive income (loss), net of tax:
Balance at beginning of period	36,987	(82,739)
Other comprehensive income (loss), net of tax	(12,268)	95,818

Balance at end of period	24,719	13,079

Total stockholders’ equity	$727,916	$706,537

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine-Month Period Ended September 30,
	2011	2010
	(In thousands)

Cash flows from operating activities:
Net income	$46,336	$4,760

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(151)	565
Amortization of premiums, net of accretion of discounts	18,983	24,663
Amortization of core deposit intangible	107	60
Net amortization (accretion) of FDIC loss-share indemnification asset	191	(2,914)
Other-than-temporary impairments on securities	—	17,166
Other impairments on securities	75	—
Depreciation and amortization of premises and equipment	4,109	4,152
Deferred income taxes, net	4,485	(10,416)
Provision for covered and non covered loan and lease losses, net	10,013	12,214
Stock-based compensation	1,001	865
Fair value adjustment of servicing asset	(769)	(1,538)
(Gain) loss on:
Sale of securities	(23,102)	(37,807)
Sale of mortgage loans held for sale	(3,971)	(4,332)
Derivatives	8,135	59,832
Early extinguishment of repurchase agreement	4,790	—
Sale of foreclosed real estate	334	283
Sale of other repossessed assets	34	—
Sale of premises and equipment	31	44
Originations and purchases of loans held-for-sale	(149,990)	(169,205)
Proceeds from sale of loans held-for-sale	55,243	58,646
Net (increase) decrease in:
Trading securities	984	422
Accrued interest receivable	4,470	3,012
Other assets	5,158	(2,483)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,097)	163
Accrued expenses and other liabilities	(31,378)	40,790

Net cash used in operating activities	(45,979)	(1,058)

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine-Month Period Ended September 30,
	2011	2010
	(In thousands)

Cash flows from investing activities:
Purchases of:
Securities purchased under agreements to resell	(165,000)	—
Investment securities available-for-sale	(493,757)	(5,308,688)
Investment securities held-to-maturity	(209,112)	—
FHLB stock	(1,283)	(2,560)
Equity options	(424)	(1,747)
Maturities and redemptions of:
Investment securities available-for-sale	606,699	2,370,912
Investment securities held-to-maturity	57,509	—
FHLB stock	—	10,077
Proceeds from sales of:
Investment securities available-for-sale	506,481	3,052,533
Foreclosed real estate	8,875	5,197
Other repossessed assets	4,883	—
Premises and equipment	287	573
Origination and purchase of loans, excluding loans held-for-sale	(138,692)	(101,595)
Principal repayment of loans, including covered loans	204,537	151,548
Reimbursements from the FDIC on shared-loss agreements	73,267	—
Additions to premises and equipment	(2,984)	(1,483)
Cash and cash equivalents received in FDIC-assisted acquisition	—	89,777

Net cash provided by investing activities	451,286	264,544

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(206,850)	119,544
Short term borrowings	4,159	(18,881)
Securities sold under agreements to repurchase	(104,790)	(15,000)
Exercise of stock options	—	73
Issuance of common stock, net	—	94,386
Issuance of preferred stock, net	—	189,075
Repayments from purchase money note issued to the FDIC	—	(715,970)
Purchase of treasury stock	(29,242)	—
Termination of derivative instruments	10,095	(42,727)
Dividends paid on preferred stock	(3,602)	(2,934)
Dividends paid on common stock	(6,677)	(4,816)

Net cash used in financing activities	(336,907)	(397,250)

Net change in cash and cash equivalents	68,400	(133,764)
Cash and cash equivalents at beginning of period	448,936	277,123

Cash and cash equivalents at end of period	$517,336	$143,359

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Nine-Month Period Ended September 30,
	2011	2010
	(In thousands)

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$120,544	$126,569

Income taxes paid	$4,021	$6,281

Mortgage loans securitized into mortgage-backed securities	$104,617	$109,386

Securities sold but not yet delivered	$—	$317,209

Transfer from loans to foreclosed real estate and other repossessed assets	$17,754	$11,693

For the nine-month period ended September 30, 2010, the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the Eurobank FDIC-assisted acquisition. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Group on April 30, 2010. The cash received in the transaction, which amounted to $89.8 million, is presented in the investing activities section of the Consolidated Statements of Cash Flows as “Cash and cash equivalents received in FDIC-assisted acquisition”.

See notes to unaudited consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2010, included in the Group’s 2010 annual report on Form 10-K.

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

Effective April 30, 2010, the Bank assumed all of the retail deposits and other liabilities and acquired certain assets and substantially all of the operations of Eurobank from the FDIC, as receiver for Eurobank, pursuant to the terms of a purchase and assumption agreement entered into by the Bank and the FDIC on April 30, 2010. This transaction is referred to as the “FDIC-assisted acquisition.”

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

Loans and Allowance for Loan and Lease Losses

Because of the loss protection provided by the FDIC, the risks of the FDIC-assisted transaction acquired loans are significantly different from those loans not covered under the FDIC shared-loss agreements. Accordingly, the Group presents loans subject to the shared-loss agreements as “covered loans” and loans that are not subject to the FDIC shared-loss agreements as “non-covered loans.” Non-covered loans include any loans made outside of the FDIC shared-loss agreements before or after the FDIC-assisted acquisition. Non-covered loans also include credit card balances acquired in the FDIC-assisted acquisition.

Non-Covered Loans

Non-covered loans that management has the intent and ability to hold for the foreseeable future or until maturity or pay-off are reported at their outstanding unpaid principal balances adjusted for charge-offs, the allowance for non-covered loan and lease losses, unamortized discount related to mortgage servicing rights sold and any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs, and premiums and discounts on loans purchased, are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using the interest method. When a loan is paid off or sold, any unamortized deferred fee (cost) is credited (charged) to income.

Credit card balances acquired as part of the FDIC-assisted acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses are recognized.

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

For all other loans, interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.

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

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and personal mortgage collateral loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. The personal mortgage collateral loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.

Commercial loans: These loans are further divided into two classes: commercial loans secured by existing commercial real estate properties and other commercial loans. The allowance factor assigned to these loans is impacted by historical loss factors, by the environmental risk factors described above and by the credit risk ratings assigned to the loans. These credit risk ratings are based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

Consumer loans: These consist of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor on these loans is impacted by the historical loss factors on the segment, the environmental risk factors described above and by delinquency buckets.

Leasing: This segment consists of personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on these loans is impacted by the historical losses on the segment, the environmental risk factors described above and by delinquency buckets. This is a new business line introduced in 2010 as result of the FDIC-assisted acquisition, and as such, the historical loss factor has been matched to consumer loans due to the lack of historical losses on leases.

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

In accordance with ASC 310-30 and in estimating the fair value of covered loans at the acquisition date, the Group (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the non-accretable discount. The non-accretable discount represents an estimate of the loss exposure in the covered loan portfolio, and such amount is subject to change over time based on the performance of the covered loans. The carrying value of covered loans is reduced by payments received and increased by the portion of the accretable yield recognized as interest income.

The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Group aggregates loans into pools of loans with common risk characteristics to account for the acquired loans. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively or reverse previously recognized allowance for loan and lease losses. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording a provision for loan and lease losses and establishing an allowance for loan and lease losses.

ASC 310-30-40-1 states that, once a pool of loans is assembled, the integrity of the pool shall be maintained. A loan shall be removed from a pool of loans only if (a) the investor sells, forecloses, or otherwise receives assets in satisfaction of the loan or (b) the loan is written off. A refinancing or restructuring of a loan shall not result in the removal of a loan from a pool. Events that result in a loan being removed from a pool are often referred to as “confirming events.” When a confirming event occurs and a loan is removed from a pool, ASC 310-30 indicates that the loan should be removed at its carrying amount. ASC 310-30-35-15 states that, if a loan is removed from a pool of loans, the difference between the loan’s carrying amount and the fair value of the collateral or other assets received shall not affect the percentage yield calculation used to recognize accretable yield on the pool of loans. That is, the pool’s yield should be unaffected by the removal. The Group removes such loans on an “as expected” basis, which assumes cash or other assets received are equal to the original expectation of cash flows.

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

Lease Financing

The Group leases vehicles for personal and commercial use to individual and corporate customers. The direct finance lease method of accounting is used to recognize revenue on leasing contracts that meet the criteria specified in the guidance for leases in ASC Topic 840. Aggregate rentals due over the term of the leases less unearned income are included in lease financing contracts receivable. Unearned income is amortized using a method over the average life of the leases as an adjustment to the interest yield.

Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) is the restructuring of a receivable in which the Group, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, the Group does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

For the assessment of whether the debtor is having financial difficulties, the Group evaluates whether it is probable that the debtor will default on any of its debt in the foreseeable future. If default is probable, then the debtor is considered to be experiencing financial difficulty even if there is no current default.

Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the payment of principal at original maturity is primarily dependent on the value of collateral, the Group considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. Loans modified in TDRs are placed on non-accrual status until the Group determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

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

Impairment of Investment Securities

The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. The Group follows ASC 320-10-65-1, which separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

The Group’s review for impairment generally entails, but is not limited to:

•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•

analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position, and the expected recovery period;

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

Derivative Instruments and Hedging Activities

The Group maintains an overall interest rate risk-management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Group’s interest rate risk-management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (1) receive cash or (2) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Group also offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group purchases options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives a certain percentage of the increase, if any, in the initial month-end value of the index over the average of the monthly index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated, and the changes in the value of that option are also recorded in earnings.

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

As part of this new hedging strategy started in the first quarter of 2011, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

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

FDIC Shared-Loss Indemnification Asset

The FDIC shared-loss indemnification asset is accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Group sell a loan prior to foreclosure or maturity. The shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This asset is presented net of any clawback liability due to the FDIC under the Purchase and Assumption Agreement (as defined below). These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

The FDIC shared-loss indemnification asset is reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC shared-loss indemnification asset is amortized.

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangible for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the period ended September 30, 2011. If an impairment loss is determined to exist in the future, the loss would be reflected in the unaudited consolidated statement of operations for the period in which such impairment is identified.

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

Covered Foreclosed Real Estate and Other Repossessed Property

Covered foreclosed real estate and other repossessed property is initially recorded at their estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write-downs due to declines in fair value and costs and expenses associated to holding these properties in portfolio are charged as incurred to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write downs are credited to non-interest expenses with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

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

Management evaluates on a regular basis whether the deferred tax assets can be realized, and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change.

In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that the Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The accruals for uncertain tax positions are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The accruals for the Group’s uncertain tax positions are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of statute of the applicable limitations.

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

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico, which was subsequently amended (the “2011 Code”). As such, the Puerto Rico Internal Revenue Code of 1994, as amended, (the “1994 Code”) would be gradually repealed by the 2011 Code as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significantly lower surtax rates. The 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may be reduced to 5% after December 31, 2013, if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a surtax deduction of $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The alternative minimum tax is 20%. The 2011 Code eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for the income earned by international banking entities, which was fully exempt and is subject to a 5% income tax for the years beginning after December 31, 2008 and ending before January 1, 2012. Under the 2011 Code, a corporate taxpayer has an irrevocable one-time election to defer the application of the 2011 Code for five years. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years.

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

Subsequent Events

The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this quarterly report on Form 10-Q for the quarter ended September 30, 2011, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the unaudited consolidated financial statements.

Reclassifications

When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Developments:

Intangibles – Goodwill and Other - FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles—Goodwill and Other (Topic 350) - Testing Goodwill for Impairment” was issued in September 2011. This update allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Group believes that the implementation of this guidance will not have a material impact in the Group’s unaudited consolidated financial statements.

Fair Value Measurements - FASB ASU 2011-04, “Fair Value Measurement (FASB ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” issued in May 2011, changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB Board does not expect the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the FASB Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2011. Early application by public entities is not permitted. The Group believes that the implementation of this guidance will not have a material impact on the Group’s unaudited consolidated financial statements.

Troubled Debt Restructuring - In April 2011, FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 requires that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession and (b) the debtor is experiencing financial difficulties. Also, the ASU sets the effective date when an entity should disclose the information deferred by ASU No. 2011-01 for interim and annual periods beginning on or after June 15, 2011. The Group adopted this guidance for the evaluation of loan modifications to determine if they qualify as troubled debt restructurings. Its adoption did not have a material effect on the Group’s unaudited consolidated financial statements.

Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.

NOTE 2 - FDIC-ASSISTED ACQUISITION

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank from the FDIC as receiver of Eurobank, San Juan, Puerto Rico. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

The acquired loans, foreclosed real estate, and other repossessed property subject to the shared-loss agreements are collectively referred to as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term for shared-loss on single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term for shared-loss on commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level.

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

The Bank and the FDIC engaged in ongoing discussions and preliminary settlements that impacted certain assets acquired and certain liabilities assumed by the Bank on April 30, 2010, and that were included as measurement period adjustments in the table below. On April 29, 2011, the Bank and the FDIC reached a final settlement as part of the Purchase and Assumption Agreement. The final settlement did not have a material effect on the Bank’s financial statements.

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or ($227.5 million)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $12.8 million at September 30, 2011, net of discount. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Group for the nine-month periods ended September 30, 2011 and 2010 include the operating results produced by the acquired assets and liabilities assumed since May 1, 2010. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC shared-loss agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro forma information is presented.

Net-assets acquired and the respective measurement period adjustments are reflected in the table below:

	Book value April 30, 2010	Fair Value Adjustments	April 30, 2010 (As initially reported)	Measurement Period Adjustments	April 30 ,2010 (As remeasured)
	(in thousands)
Assets
Cash and cash equivalents	$89,777	$—	$89,777	$—	$89,777
Federal Home Loan Bank (FHLB) stock	10,077	—	10,077	—	10,077
Loans covered under shared-loss agreements with the FDIC	1,536,416	(699,942)	836,474	(53,568)	782,906
Loans not covered under shared-loss agreements with the FDIC	4,275	(1,266)	3,009	7	3,016
Foreclosed real estate covered under shared-loss agreements with the FDIC	26,082	(8,555)	17,527	(4,032)	13,495

Other repossessed assets covered under shared-loss agreements with the FDIC	3,401	(339)	3,062	—	3,062
FDIC shared-loss indemnification asset	—	516,250	516,250	28,961	545,211
Core deposit intangible	—	1,423	1,423	—	1,423
Deferred tax asset, net	—	—	—	1,441	1,441
Goodwill	—	—	—	695	695
Other assets	20,168	(14,867)	5,301	949	6,250

Total assets acquired	$1,690,196	$(207,296)	$1,482,900	$(25,547)	$1,457,353

Liabilities
Deposits	$722,442	$7,104	$729,546	$—	$729,546
Deferred tax liability, net	—	6,419	6,419	(6,419)	—
Other liabilities	9,426	—	9,426	—	9,426

Total liabilities assumed	$731,868	$13,523	$745,391	$(6,419)	$738,972

Net assets acquired	$958,328	$(220,819)	$737,509	$(19,128)	$718,381

Consideration
Note payable to the FDIC	$715,536	$434	$715,970	$—	$715,970
FDIC settlement payable	15,244	(4,654)	10,590	(9,088)	1,502
FDIC equity appreciation instrument	—	909	909	—	909

	$730,780	$(3,311)	$727,469	$(9,088)	$718,381

Bargain purchase gain from the FDIC-assisted acquisition			$10,040	$(10,040)	$—

The FDIC shared-loss indemnification asset activity for the nine-month periods ended September 30, 2011 and 2010 is as follows:

	Nine-Month Period Ended September 30,
	2011	2010
	(In thousands)

Balance at beginning of period	$473,629	$545,213
Shared-loss agreements reimbursements from the FDIC	(73,267)	—
Reduction of expected credit impairment losses to be covered under shared-loss agreements, net	(10,659)	—
Accretion (amortization) of FDIC shared-loss indemnification asset, net	(191)	2,914
Incurred expenses to be reimbursed under shared loss agreements	2,584	427

Balance at end of period	$392,096	$548,554

NOTE 3 - INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2011 and December 31, 2010, money market instruments included as part of cash and cash equivalents amounted to $3.4 million and $104.9 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments. At September 30, 2011, securities purchased under agreements to resell amounted to $165.0 million. At December 31, 2010, there were no securities purchased under agreements to resell.

The amounts advanced under those agreements are reflected as assets in the consolidated statement of financial condition. It is the Group’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Group’s rights to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Group on these transactions as of September 30, 2011 was approximately $167.4 million.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)

Available-for-sale

FNMA and FHLMC certificates	2,751,248	83,731	—	2,834,979	3.80%
GNMA certificates	29,526	1,840	—	31,366	5.01%
CMOs issued by US Government sponsored agencies	222,899	9,443	212	232,130	3.34%

Total mortgage-backed securities	3,003,673	95,014	212	3,098,475

Obligations of Puerto Rico Government and political subdivisions	$82,520	$282	$1,447	$81,355	5.14%
Structured credit investments	61,905	—	20,929	40,976	3.53%
Other debt securities	5,959	207	—	6,166	3.33%

Total investment securities	150,384	489	22,376	128,497

Total securities available-for- sale	3,154,057	95,503	22,588	3,226,972	3.80%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	837,920	16,713	—	854,633	3.78%

Total	$3,991,977	$112,216	$22,588	$4,081,605	3.80%

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)

Available-for-sale
FNMA and FHLMC certificates	3,238,802	45,446	2,058	3,282,190	3.70%
GNMA certificates	118,191	9,523	—	127,714	5.19%
CMOs issued by US Government sponsored agencies	168,301	9,524	21	177,804	5.01%

Total mortgage-backed securities	3,525,294	64,493	2,079	3,587,708

Obligations of Puerto Rico Government and political subdivisions	$71,128	$160	$3,625	$67,663	5.37%
Structured credit investments	61,724	—	20,031	41,693	3.68%
Obligations of US Government sponsored agencies	3,000	—	—	3,000	0.01%

Total investment securities	135,852	160	23,656	112,356

Total securities available-for-sale	3,661,146	64,653	25,735	3,700,064	3.84%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	689,917	—	14,196	675,721	3.74%

Total	$4,351,063	$64,653	$39,931	$4,375,785	3.82%

The amortized cost and fair value of the Group’s investment securities at September 30, 2011, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as mortgage-backed securities, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2011
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)

Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	$10,255	$10,332	$—	$—

Total due from 1 to 5 years	10,255	10,332	—	—

Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	23,716	22,977	—	—
Structured credit investments	46,905	31,262	—	—

Total due after 5 to 10 years	70,621	54,239	—	—

Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	48,549	48,046	—	—
Other debt securities	5,959	6,166
Structured credit investments	15,000	9,714	—	—

Total due after 10 years	69,508	63,926	—	—

Total investment securities	150,384	128,497	—	—

Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	64,709	65,555	—	—

Due after 10 years
FNMA and FHLMC certificates	2,686,539	2,769,424	837,920	854,633
GNMA certificates	29,526	31,366	—	—
CMOs issued by US Government sponsored agencies	222,899	232,130	—	—

Total due after 10 years	2,938,964	3,032,920	837,920	854,633

Total mortgage-backed securities	3,003,673	3,098,475	837,920	854,633

Total	$3,154,057	$3,226,972	$837,920	$854,633

Keeping with the Group’s investment strategy, during the nine-month periods ended September 30, 2011 and 2010, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset/liability management, purchases US government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the nine-month periods ended September 30, 2011 and 2010, the Group sold approximately $5.1 million and $282.5 million, respectively, of discount notes with minimal aggregate gross gains which amounted to less than $1 thousand; and sold approximately $9.0 million and $387.9 million, respectively, of discount notes with minimal aggregate gross losses which amounted to less than $1 thousand.

The tables below present the gross realized gains and losses by category for the nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Period Ended September 30, 2011
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)

Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$14,100	$14,100	$—	$—

Total investment securities	14,100	14,100	—	—

Mortgage-backed securities
FNMA and FHLMC certificates	309,111	293,580	15,532	—
GNMA certificates	183,269	175,700	7,571	1

Total mortgage-backed securities	492,380	469,280	23,103	1

Total	$506,480	$483,380	$23,103	$1

	Nine-Month Period Ended September 30, 2010
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)

Sale of Securities Available-for-Sale
Investment securities
Obligations of U.S. Government sponsored agencies	$972,642	$967,926	$4,716	$1

Total investment securities	972,642	967,926	4,716	1

Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	1,783,631	1,755,808	27,823	—
GNMA certificates	245,254	239,985	5,269	—
Non-agency collateralized mortgage obligations	368,216	368,216	—	—

Total mortgage-backed securities and CMOs	2,397,101	2,364,009	33,092	—

Total	$3,369,743	$3,331,935	$37,808	$1

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2011 and December 31, 2010:

September 30, 2011

Available-for-sale

(In thousands)

	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
Structured credit investments	61,905	20,929	40,976
CMOs issued by US Government sponsored agencies	2,498	212	2,286
Obligations of Puerto Rico Government and political subdivisions	50,665	1,447	49,218

	115,068	22,588	92,480

At September 30, 2011, there were no available for sale securities in a continuous unrealized loss position for less than 12 months. In addition, at September 30, 2011, there were no individual held-to-maturity securities in an unrealized loss position.

December 31, 2010

Available-for-sale

(In thousands)

	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value

FNMA and FHLMC certificates	$245,533	$2,058	$243,475
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	249,124	2,079	247,045

	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148

	112,497	23,656	88,841

	Total
	Amortized Cost	Unrealized Loss	Fair Value

FNMA and FHLMC certificates	245,533	2,058	243,475
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	$361,621	$25,735	$335,886

December 31, 2010

Held-to-maturity

(In thousands)

	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value

FNMA and FHLMC certificates	$689,917	$14,196	$675,721

The Group conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. ASC 320-10-65-1 requires the Group to consider various factors during its review, which include, but are not limited to:

•	identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•

analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position, and the expected recovery period;

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

Other-than-temporary impairment analysis is based on estimates that depend on market conditions, and are subject to further change over time. In addition, while the Group believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

At September 30, 2011, the Group’s portfolio of structured credit investments amounted to $61.9 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $20.9 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).

The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of September 30, 2011, such instruments have an aggregate amortized cost of $36.4 million and unrealized losses of $10.9 million. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.

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

The cash flow analysis performed by the Group for the $12 million CLO did not reflect any scenario where there was a principal impairment. Moreover, on September 2, 2011 S&P assigned a positive watch to its “A” rating, while on June 22, 2011 Moody’s assigned a positive watch to its “Baa1” rating. In addition, the CLO’s subordination level is 26.18%.

With respect to the $10 million CLO, the cash flow analysis performed by the Group also did not reflect any scenario where there was a principal impairment. On June 22, 2011, Moody’s assigned a positive watch to its “A3” rating, and S&P has maintained its “A” rating. Also, the CLO’s subordination level is 20.64%.

The cash flow analysis performed by the Group for the $15 million CLO detected that there was a principal impairment in 35 out of 100 scenarios, with average losses of 17.51% and seven scenarios where the impairment amount is 100% of the Group’s investment. The level of projected losses can be explained by the deterioration of macro-economic factors during the quarter ended September 30, 2011, as evidenced by the Euro-zone sovereign debt crisis and high unemployment in the United States, combined with low wage growth and a roughly 2% growth in GDP. There has also been a widening in the credit spreads of almost all the major investment sectors (investment grade, high yield, CMBS, RMBS), including the type of loans that constitute the collateral of this CLO. Nonetheless, this situation is viewed as temporary, with some tightening credit spreads expected in the upcoming periods.

On August 3, 2011, Moody’s upgraded its rating to “Baa2” from “Baa3”. There have been no other credit actions by S&P since March 4, 2010, when they lowered its rating from “A-” to “BBB+,” which is still investment grade. Also, the CLO’s subordination level is 7.60%.

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

The Group owns a corporate bond that partially holds a synthetic CDO with an amortized cost of $25.5 million and unrealized losses of $10.0 million as of September 30, 2011. Due to the nature of this corporate bond, the Group’s analysis focuses primarily on the CDO. The basis for the determination of other-than-temporary impairment on this security consists of a series of analyses that include: the ongoing review of the level of subordination (attachment and detachment) that the structure maintains at each quarter end to determine the level of protection that remains after events of default may affect any of the entities in the CDO’s reference portfolio; simulations performed on such reference portfolio to determine the probability of default by any of the remaining entities; the determination of the default probabilities in the underlying reference portfolio of the CDO; and the constant monitoring of the CDO’s credit rating.

During the quarter ended September 30, 2011, the Group revised the determination of default probabilities to incorporate and combine the use of two approaches, one which considered credit default spreads and another that considered cumulative default probability using the average historical ten year default rates for corporate securities of equivalent rating for each entity in the reference portfolio to monitor their specific performance. The reasons for using two methods to determine default probabilities were mainly related to the high level of market volatility observed near the end of the third quarter. In the case of the credit default spreads method, its main advantage is the use of real time information that may reflect the market’s view of default probabilities, but at the same time, in situations of elevated market volatility, the long-term default rate expectations reflected by the credit spreads may be inflated. The cumulative default probability method provides a more stable input regarding the performance of the underlying securities.

The Group performed two analyses based on the credit default spreads method, one as of September 30, 2011, and another one as of October 20, 2011. The reason for performing an updated report was to measure the impact of credit spreads volatility in the determination of projected losses. The analysis as of September 30, 2011 resulted in losses occurring in 62% of the simulations. In contrast, the analysis as of October 20, 2011, showed that losses occurred in only 47% of the simulations. The Group also performed one analysis using cumulative default probability estimates for each of the reference credits in the CDO’s portfolio. Such defaults probabilities were established as the average historical ten-year default rate for corporate securities of equivalent rating. This analysis resulted in losses occurring in 45.65% of the simulations.

Management decided to combine the results of two methods and thus include current market default indicators and historical default probability estimates in its analysis of this particular instrument. Based on the aforementioned analysis, the Group estimates that it will recover all interest and principal invested in the bond. This is based on the results of the analysis mentioned above which show that the subordination level (attachment/detachment) available under the structure of the CDO is sufficient to allow the Group to recover the value of its investment.

Other securities in an unrealized loss position at September 30, 2011 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at September 30, 2011, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At September 30, 2011, the Group does not have the intent to sell these investments in an unrealized loss position.

As a result of the aforementioned analyses, no other-than-temporary losses were recorded during the nine-month period ended September 30, 2011.

NOTE 4 - PLEDGED ASSETS

At September 30, 2011, residential mortgage loans, commercial loans and leases amounting to $565.8 million, $34.2 million and $8.4 million, respectively, were pledged to secure advances and borrowings from the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). Investment securities with fair values totaling $3.7 billion, $74.7 million and $52.1 million at September 30, 2011, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at September 30, 2011, investment securities with fair values totaling $61.5 million were pledged against interest rate swaps contracts, while others with fair values of $125 thousand were pledged as a bond for the Bank’s trust operations to the OCFI. At December 31, 2010, residential mortgage loans amounting to $512.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.8 billion, $73.4 million, $19.1 million, and $47.5 million at December 31, 2010, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits, Federal Reserve Bank of New York advances, and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at December 31, 2010, investment securities with fair values totaling $9.9 million were pledged against interest rate swaps contracts, while others with fair values of $124 thousand were pledged as a bond for the Bank’s trust operations to the OCFI.

As of September 30, 2011, and December 31, 2010, investment securities available-for-sale not pledged amounted to $326.4 million and $422.1 million, respectively. As of September 30, 2011, and December 31, 2010, mortgage loans not pledged amounted to $444.5 million and $394.4 million, respectively. As of September 30, 2011, commercial loans not pledged amounted to $577.8 million; there were no commercial loans pledged as of December 31, 2010. As of September 30, 2011, leases not pledged amounted to $58.5 million. There were no leases pledged as of December 31, 2010.

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable Composition

The composition of the Group’s loan portfolio at September 30, 2011 and December 31, 2010 was as follows:

	September 30, 2011	December 31, 2010
	(In thousands)

Loans not covered under shared-loss agreements with the FDIC:
Loans secured by real estate:
Residential	$837,164	$872,427
Home equity loans and other	1,536	1,505
Commercial	201,600	175,507
Deferred loan fees, net	(4,330)	(3,931)

	1,035,970	1,045,508

Other loans:
Commercial	69,033	59,485
Personal consumer loans and credit lines	35,705	34,492
Leasing	21,283	10,257
Deferred loan fees, net	(353)	(423)

	125,668	103,811

Loans receivable	1,161,638	1,149,319
Allowance for loan and lease losses on non covered loans	(35,869)	(31,430)

Loans receivable, net	1,125,769	1,117,889
Mortgage loans held-for-sale	33,619	33,979

Total loans not-covered under shared-loss agreements with the FDIC, net	1,159,388	1,151,868

Loans covered under shared-loss agreements with the FDIC:
Loans secured by 1-4 family residential properties	143,861	166,865
Construction and development secured by 1-4 family residential properties	16,044	17,232
Commercial and other construction	341,388	388,261
Leasing	45,598	79,093
Consumer	14,839	18,546

Total loans covered under shared-loss agreements with the FDIC	561,730	669,997
Allowance for loan and lease losses on covered loans	(37,240)	(49,286)

Total loans covered under shared-loss agreements with the FDIC, net	524,490	620,711

Total loans, net	$1,683,878	$1,772,579

The following table presents the aging of the recorded investment in gross loans, excluding mortgage loans held for sale, as of September 30, 2011 and December 31, 2010 by class of loans:

	September 30, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(in thousands)

Loans not covered under shared-loss agreements with the FDIC:

Mortgage
Residential
Traditional	$21,302	$8,259	$72,334	$101,895	$601,336	$703,231	$—
Non-traditional	2,607	91	11,100	13,798	59,533	73,331	—
Loss mitigation program	5,608	1,621	10,752	17,981	42,621	60,602	—

	29,517	9,971	94,186	133,674	703,490	837,164	—
Home equity loans	391	—	333	724	812	1,536	—

	29,908	9,971	94,519	134,398	704,302	838,700	—

Commercial	4,405	7,994	19,851	32,250	238,383	270,633	—

Consumer
Personal consumer loans and credit lines - secured	81	49	—	130	7,323	7,453	—
Personal consumer loans and credit lines - unsecured	452	121	164	737	20,119	20,856	—
Credit cards	171	27	167	365	4,171	4,536	—
Overdrafts	17	15	3	35	2,825	2,860	—

	721	212	334	1,267	34,438	35,705	—
Leasing	202	—	119	321	20,962	21,283	—

Total loans not covered under shared-loss agreements with the FDIC	$35,236	$18,177	$114,823	$168,236	$998,085	$1,166,321	$—

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(in thousands)

Loans not covered under shared-loss agreements with the FDIC:

Mortgage
Residential
Traditional	$22,093	$9,414	$76,604	$108,111	$638,158	$746,269	$37,850
Non-traditional	837	845	12,016	13,698	66,056	79,754	4,953
Loss mitigation program	2,528	1,043	9,336	12,907	33,497	46,404	6,060

	25,458	11,302	97,956	134,716	737,711	872,427	48,863
Home equity loans	149	—	340	489	961	1,450	—
Other	—	—	55	55	—	55	—

	25,607	11,302	98,351	135,260	738,672	873,932	48,863

Commercial	1,123	9,367	13,390	23,880	210,396	234,992	—

Consumer
Personal consumer loans and credit lines - secured	23	—	—	23	4,853	4,876	—
Personal consumer loans and credit lines - unsecured	419	207	136	762	17,576	18,338	—
Credit cards	262	173	285	720	3,650	4,370	—
Overdrafts	—	—	—	—	7,624	6,908	—

	704	380	421	1,505	33,703	34,492	—

Leasing	—	79	35	114	10,143	10,257	—

Total loans not covered under shared-loss agreements with the FDIC	$27,434	$21,128	$112,197	$160,759	$992,914	$1,153,673	$48,863

Non-covered Loans

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer and leases.

At September 30, 2011 and December 31, 2010, the Group had $132.4 million and $73.6 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. At September 30, 2011 and December 31, 2010, loans of which terms have been extended and which are classified as troubled debt restructuring that are not included in non-performing assets amounted to $39.2 million and $35.0 million, respectively.

Up to March 31, 2011, residential mortgage loans, well collateralized and in process of collection, were placed on non-accrual status when reaching 365 days past due. On April 1, 2011, the Bank changed its policy on a prospective basis, to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due at the time the policy was changed were also placed on non-accrual status, and the interest receivable on such loans at the time the policy was changed is evaluated at least on a quarterly basis against the collateral underlying the loans, and written-down, if necessary. This change in policy was considered necessary based on an observed trend of increasing delinquencies and current economic conditions in Puerto Rico. Therefore, all loans 90 days or more past due at September 30, 2011 are in non-accrual status. On April 1, 2011, mortgage loans between 90 and 365 days past due that were placed in non-accrual status amounted to $39.8 million.

The Group recorded a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans in June 2011, as certain interest receivable accrued in prior years was deemed to be uncollectible.

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of September 30, 2011 and December 31, 2010:

	Non-accrual
	September 30, 2011	December 31, 2010
	(In thousands)
Mortgage
Residential
Traditional	$72,334	$38,754
Non-traditional	11,100	7,063
Loss mitigation program	10,752	3,276

	94,186	49,093
Home equity loans, secured personal loans	333	340
Other	—	55

	94,519	49,488

Commercial	37,471	23,619

Consumer
Personal consumer loans and credit lines - unsecured	169	136
Credit cards	167	285

	336	421

Leasing	119	35

Total	$132,445	$73,563

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

Loss: Loans classified loss are considered uncollectable and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be effected in the future.

ASC 310-10-35: Loans that are individually measured for impairment.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	Balance Outstanding at September 30, 2011	Risk Ratings
		Pass	Special Mention	Substandard	Doubtful	Loss	ASC 310-10-35
	(In thousands)
Commercial	$270,633	$191,395	$30,677	$13,191	$15	$282	$35,073

	Balance Outstanding at December 31, 2010	Risk Ratings
		Pass	Special Mention	Substandard	Doubtful	Loss	ASC 310-10-35
	(In thousands)
Commercial	$234,992	$188,997	$5,908	$14,046	$143	$—	$25,898

The increase in the “Special Mention” risk rating reflects the addition of two commercial loan relationships that amounted to $25.4 million, mainly collateralized by existing commercial real estate properties, for which management identified potential weaknesses that deserve close attention.

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	Balance Outstanding at September 30, 2011	Delinquency
		0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	ASC 310-10-35
	(In thousands)
Mortgage
Traditional	$703,231	$601,336	$21,302	$8,259	$4,647	$25,490	$42,197	$—
Non-traditional	73,331	59,533	2,607	91	582	2,237	8,281	—
Loss mitigation program	60,602	9,996	605	—	279	1,410	1,798	46,514

	837,164	670,865	24,514	8,350	5,508	29,137	52,276	46,514
Home equity loans, secured personal loans	1,536	812	391	—	—	—	333	—

	838,700	671,677	24,905	8,350	5,508	29,137	52,609	46,514
Consumer	35,705	34,438	721	212	189	145	—	—
Leasing	21,283	20,962	202	—	23	96	—	—

Total	$895,688	$727,077	$25,828	$8,562	$5,720	$29,378	$52,609	$46,514

	Balance Outstanding at December 31, 2010	Delinquency
		0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	ASC 310-10-35
	(In thousands)
Mortgage
Traditional	$746,269	$638,158	$22,093	$9,414	$5,560	$32,291	$38,753	$—
Non-traditional	79,754	66,056	837	845	1,012	3,941	7,063	—
Loss mitigation program	46,404	4,167	2,528	1,043	—	2,064	2,553	34,049

	872,427	708,381	25,458	11,302	6,572	38,296	48,369	34,049
Home equity loans, secured personal loans	1,450	961	149	—	—	—	340	—
Other	55	—	—	—	—	—	55	—

	873,932	709,342	25,607	11,302	6,572	38,296	48,764	34,049
Consumer	34,492	32,987	704	380	189	232	—	—
Leasing	10,257	10,143	—	79	8	27	—	—

Total	$918,681	$752,472	$26,311	$11,761	$6,769	$38,555	$48,764	$34,049

The following table presents the troubled debt restructurings, which were modified by a reduction on interest rate and/or extension of the maturity date that occurred during the nine-month periods ended September 30, 2011 and September 30, 2010:

	Modifications
	Nine-Month Period Ended September 30, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post- Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post- Modification Weighted Average Term (in Months)
	(Dollars in Thousands)
Troubled Debt Restructurings
Mortgage loans	101	$14,023	6.88%	329	$15,112	5.87%	379
Commercial loans	10	13,117	3.61%	77	13,046	3.36%	75

	Modifications
	Nine-Month Period Ended September 30, 2010
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post- Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post- Modification Weighted Average Term (in Months)
	(Dollars in Thousands)
Troubled Debt Restructurings
Mortgage loans	114	$15,417	6.97%	300	$16,650	5.91%	369
Commercial loans	8	1,447	5.62%	61	1,465	4.80%	132

For the analysis of the allowance for loan and lease losses, impairment on mortgage loans assessed as troubled debt restructurings were measured using the present value of cash flows, whereas impaired commercial loans assessed as troubled debt restructurings were measured based on the fair value of collateral.

The following table presents troubled debt restructurings that subsequently defaulted during the twelve-month periods ended September 30, 2011 and September 30, 2010:

	Twelve-Month Period Ended September 30, 2011		Twelve-Month Period Ended September 30, 2010
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in Thousands)		(Dollars in Thousands)

Troubled Debt Restructurings
That Subsequently Defaulted
Mortgage loans	28	$3,738	45	$5,833
Commercial loans	4	9,254	4	1,079

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

The following table presents the changes and the balance in the allowance for loan and lease losses and the recorded investment in gross loans by portfolio segment and based on impairment method for the quarters and nine-month periods ended September 30, 2011 and 2010:

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(in thousands)

Quarter Ended September 30, 2011
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$17,770	$13,800	$1,520	$868	$271	$34,229
Charge-offs	(1,391)	(440)	(368)	(82)	—	(2,281)
Recoveries	—	56	63	2	—	121
Provision for (recapture of) non-covered loan and lease losses	4,851	(2,297)	486	659	101	3,800

Balance at end of period	$21,230	$11,119	$1,701	$1,447	$372	$35,869

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,973	$1,829	$—	$—	$—	$4,802
Collectively evaluated for impairment	18,257	9,290	1,701	1,447	372	31,067

Total ending allowance balance	$21,230	$11,119	$1,701	$1,447	$372	$35,869

Loans:
Individually evaluated for impairment	$46,513	$35,073	$—	$—	$—	$81,586
Collectively evaluated for impairment	790,651	235,560	37,241	21,283	—	1,084,735

Total ending non-covered loans balance	$837,164	$270,633	$37,241	$21,283	$—	$1,166,321

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)

Quarter Ended September 30, 2010
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$19,237	$6,312	$816	$99	$1,538	$28,002
Charge-offs	(432)	(1,720)	(365)	—	—	(2,517)
Recoveries	—	10	45	—	—	55
Provision for (recapture of) non-covered loan and lease losses	370	3,902	93	117	(382)	4,100

Balance at end of period	$19,175	$8,504	$589	$216	$1,156	$29,640

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,990	$523	$—	$—	$—	$2,513
Collectively evaluated for impairment	17,185	7,981	589	216	1,156	27,127

Total ending allowance balance	$19,175	$8,504	$589	$216	$1,156	$29,640

Loans:
Individually evaluated for impairment	$27,934	$24,766	$—	$—	$—	$52,700
Collectively evaluated for impairment	859,317	192,514	30,796	5,926	—	1,088,553

Total ending non-covered loans balance	$887,251	$217,280	$30,796	$5,926	$—	$1,141,253

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)

Nine-Month Period Ended September 30, 2011
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(4,480)	(1,478)	(1,160)	(174)	—	(7,292)
Recoveries	45	108	175	3	—	331
Provision for (recapture of) non-covered loan and lease losses	9,486	1,336	400	758	(580)	11,400

Balance at end of period	$21,230	$11,119	$1,701	$1,447	$372	$35,869

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,973	$1,829	$—	$—	$—	$4,802
Collectively evaluated for impairment	18,257	9,290	1,701	1,447	372	31,067

Total ending allowance balance	$21,230	$11,119	$1,701	$1,447	$372	$35,869

Loans:
Individually evaluated for impairment	$46,513	$35,073	$—	$—	$—	$81,586
Collectively evaluated for impairment	790,651	235,560	37,241	21,283	—	1,084,735

Total ending non-covered loans balance	$837,164	$270,633	$37,241	$21,283	$—	$1,166,321

	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)

Nine-Month Period Ended September 30, 2010
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$15,044	$7,112	$864	$—	$252	$23,272
Charge-offs	(2,871)	(2,221)	(1,033)	—	—	(6,125)
Recoveries	76	32	171	—	—	279
Provision for non-covered loan and lease losses	6,926	3,581	587	216	904	12,214

Balance at end of period	$19,175	$8,504	$589	$216	$1,156	$29,640

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,990	$523	$—	$—	$—	$2,513
Collectively evaluated for impairment	17,185	7,981	589	216	1,156	27,127

Total ending allowance balance	$19,175	$8,504	$589	$216	$1,156	$29,640

Loans:
Individually evaluated for impairment	$27,934	$24,766	$—	$—	$—	$52,700
Collectively evaluated for impairment	859,317	192,514	30,796	5,926	—	1,088,553

Total ending non-covered loans balance	$887,251	$217,280	$30,796	$5,926	$—	$1,141,253

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $35.1 million and $25.9 million at September 30, 2011 and December 31, 2010, respectively. The impaired commercial loans were measured based on the fair value of collateral, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $1.8 million and $823 thousand at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the total investment in impaired mortgage loans was $46.5 million (December 31, 2010 - $34.0 million). Impairment on mortgage loans assessed as troubled debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.0 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$18,814	$18,135	$1,829	10%	$16,257
Residential troubled debt restructuring	47,298	46,513	2,973	6%	39,912
Impaired loans with no specific allowance					—
Commercial	19,189	16,938	—	0%	15,295

Total investment in impaired loans	$85,301	$81,586	$4,802	6%	$71,464

	December 31, 2010
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$11,948	$10,070	$823	8%	$10,622
Residential troubled debt restructuring	34,049	34,049	2,250	7%	16,977
Impaired loans with no specific allowance
Commercial	15,828	15,828	—	0%	11,472

Total investment in impaired loans	$61,825	$59,947	$3,073	5%	$39,071

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the quarters and nine-month periods ended September 30, 2011 and 2010:

	Interest Income Recognized
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Impaired loans with specific allowance
Commercial	$277	$141	$810	$351
Residential troubled debt restructuring	336	80	777	174
Impaired loans with no specific allowance
Commercial	196	251	555	520

Total interest income from impaired loans	$809	$472	$2,142	$1,045

Covered Loans under ASC 310-30

The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value, and no separate valuation allowance was recorded at the date of acquisition. The Group reviewed each loan at acquisition to determine if it should be accounted for under ASC 310-30 and, if so, determine whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20.

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group will record an allowance for loan and lease losses and an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. There have been differences, both positive and negative, between actual and expected cash flows in several pools of loans acquired in the FDIC-assisted acquisition. At September 30, 2011, the Group concluded that certain pools reflect higher projected cash flows, resulting in reversals of previous impairments recorded as well as additions to accretable discount of $71 million. In the event that in future periods the positive trend continues, there may be further additions to the accretable discount which will increase the yield on the pools that have positive deviations between actual and expected cash flows.

The carrying amounts of these loans included in the balance sheet amounts of total loans at September 30, 2011 and December 31, 2010 are as follows:

	Total Loans Acquired
	September 30, 2011	December 31, 2010
	(In thousands)

Contractual balance	$1,206,276	$1,370,942

Carrying amount, net	$524,490	$620,711

The following tables describe the accretable yield and non-accretable discount activity for the quarter and nine-month period ended September 30, 2011:

	Quarter Ended September 30, 2011	Nine-Month Period Ended September 30, 2011
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$115,722	$148,556
Accretion	(18,222)	(45,508)
Transfer from non-accretable discount	70,906	65,358

Balance at end of period	$168,406	$168,406

	Quarter Ended September 30, 2011	Nine-Month Period Ended September 30, 2011
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$557,938	$603,296
Principal losses	(24,930)	(75,836)
Transfer to accretable yield	(70,906)	(65,358)

Balance at end of period	$462,102	$462,102

For covered loans, the Group evaluates credit quality based on the delinquency status of the loan, severity factors and risk ratings on commercial loans. Migration and credit quality trends are assessed by comparing information from acquisition date through September 30, 2011.

There have been more positive changes in the credit quality of various pools of covered loans than those originally estimated that caused improvements to the initial loss severity factors and credit default probabilities estimated for various pools of covered loans. These changes have resulted in the re-yielding of various pools as the cash flows are higher than the Group originally expected.

The Group’s recorded investment in covered loan pools that were evaluated for impairment and the related allowance for covered loan and lease losses as of September 30, 2011 and the December 31, 2010 are as follows:

	September 30, 2011
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Covered Loans

Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$20,455	$13,889	$539	4%	$16,798
Commercial and other construction	341,726	187,747	34,966	19%	201,737
Consumer	21,199	14,933	1,735	12%	16,374

Total investment in impaired covered loans	$383,380	$216,569	$37,240	17%	$234,909

	December 31, 2010
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Covered Loans

Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$64,366	$38,885	$3,582	9%	$38,667
Construction and development secured by 1-4 family residential properties	55,524	11,828	1,939	16%	12,541
Commercial and other construction	637,044	318,404	43,765	14%	324,946

Total investment in impaired covered loans	$756,934	$369,117	$49,286	13%	$376,154

As a result of our quarterly assessment of actual versus expected cash flows for pools of covered loans, the changes in the allowance for loan and lease losses on covered loans for the nine-month period ended September 30, 2011 was as follows:

	Quarter Ended September 30, 2011	Nine-Month Period Ended September 30, 2011
	(In thousands)

Balance at beginning of the period	$53,036	$49,286
Recapture of covered loan and lease losses, net	(1,936)	(1,387)
FDIC loss-share portion of recapture of covered loan and lease losses, net	(13,860)	(10,659)

Balance at end of the period	$37,240	$37,240

As part of the Group’s assessment of actual versus expected cash flows on covered loans, higher cash flows are expected for various pools of loans for which impairment has been previously recorded as an allowance for covered loan and lease losses. The resulting higher expected cash flows are recorded as a reduction in such previously recorded allowance and a recapture of covered loan and lease losses.

No allowance for loan and lease losses on covered loans was recorded for the quarter and nine-month period ended September 30, 2010.

NOTE 6 - SERVICING ASSETS

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

At September 30, 2011, servicing assets are composed of $9.7 million ($8.9 million - December 31, 2010) related to residential mortgage loans and $320 thousand ($770 thousand - December 31, 2010) of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2011 and 2010:

	Quarter Ended September 30,		Nine-Month Period Ended September
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Fair value at beginning of period	$9,840	$9,285	$9,695	$7,120
Acquisition of leasing servicing asset from FDIC-assisted acquisition	—	—	—	1,190
Servicing from mortgage securitizations or assets transfers	615	819	1,828	2,229
Changes due to payments on loans	(225)	(398)	(705)	(614)
Changes in fair value due to changes in valuation model inputs or assumptions	(216)	(59)	(804)	(278)

Fair value at end of period	$10,014	$9,647	$10,014	$9,647

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Constant prepayment rate	10.56% - 39.25%	9.24% - 38.76%	7.87% - 39.25%	8.40% - 38.76%
Discount rate	11.00% - 14.00%	11.00% - 14.00%	11.00% - 14.00%	11.00% - 14.00%

The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Discount rate	14.33% - 15.07%	13.06% - 16.27%	13.22% - 17.38%	13.06% - 20.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follow:

September 30, 2011
(in thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$9,694

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(395)
Decrease in fair value due to 20% adverse change	$(763)
Discount rate
Decrease in fair value due to 10% adverse change	$(420)
Decrease in fair value due to 20% adverse change	$(807)

Leasing servicing asset
Carrying value of leasing servicing asset	$320

Discount rate
Decrease in fair value due to 10% adverse change	$(3)
Decrease in fair value due to 20% adverse change	$(6)

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

Mortgage banking activities, a component of total banking and wealth management revenues in the unaudited consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $806 thousand and $627 thousand for the quarters ended September 30, 2011 and 2010, respectively. These fees totaled $2.3 million and $1.7 million for the nine-month periods ended September 30, 2011 and 2010, respectively. There were no late fees and ancillary fees recorded in such periods because these fees belong to the third party with which the Group is engaged in a subservicing agreement. Servicing fees on leases amounted to $150 thousand and $549 thousand for the quarter and nine-month period ended September 30, 2011, respectively. Servicing fees on leases amounted to $135 thousand and $373 thousand for the quarter and nine-month period ended September 30, 2010, respectively.

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2011 and December 31, 2010 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	September 30, 2011	December 31, 2010
		(In thousands)

Land	—	$2,254	$2,328
Buildings and improvements	40	6,025	6,301
Leasehold improvements	5 — 10	20,615	20,564
Furniture and fixtures	3 — 7	10,014	10,099
Information technology and other	3 — 7	20,004	19,074

		58,912	58,366

Less: accumulated depreciation and amortization		(36,414)	(34,425)

		$22,498	$23,941

Depreciation and amortization of premises and equipment for the quarters ended September 30, 2011 and 2010, totaled $1.4 million and $1.6 million, respectively. For the nine-month periods ended September 30, 2011 and 2010, these expenses amounted to $4.1 million and $4.2 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 8 - DERIVATIVE ACTIVITIES

During the nine-month period ended September 30, 2011, losses of $8.1 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized losses of $2.2 million from terminations of options to enter into interest rate swaps that were purchased in November 2010 with a notional amount of $250 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $1.2 billion, all of which were designated as hedging instruments. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. Prior to the acquisition of the new forward-settlement swap contracts, these derivatives were not being designated for hedge accounting. During the nine-month period ended September 30, 2010, losses of $59.8 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses included realized losses of $42.0 million due to the terminations of forward settlement swaps with a notional amount of $900.0 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals. The remaining losses mainly represent unrealized losses on new interest rate swaps.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)

Derivative assets:
Forward settlement swaps	$—	$11,023
Options tied to Standard & Poor’s 500 Stock Market Index	6,707	9,870
Swap options	—	7,422

	$6,707	$28,315

Derivative liabilities:
Forward settlement swaps	$48,122	$—
Other	24	64

	$48,146	$64

Forward-settlement Swaps

The Group enters into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. These forward-settlement swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and properly documented as such, therefore, qualifying for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these forward-settlement swaps to earnings in the next twelve months. There were no derivatives designated for hedge accounting at December 31, 2010.

The following table shows a summary of these swaps and their terms, at September 30, 2011:

Notional Amount	Fixed Rate	Trade Date	Settlement Date	Maturity Date
(In thousands)

$100,000	1.1275%	03/18/11	12/28/11	06/28/13
100,000	1.2725%	03/18/11	12/28/11	09/28/13
125,000	1.6550%	03/18/11	05/09/12	02/09/14
100,000	1.5300%	03/18/11	12/28/11	03/28/14
125,000	1.7700%	03/18/11	05/09/12	05/09/14
100,000	1.8975%	03/18/11	05/09/12	08/09/14
100,000	1.9275%	03/18/11	12/28/11	01/28/15
100,000	2.0000%	03/18/11	12/28/11	03/28/15
100,000	2.2225%	05/05/11	08/14/12	05/14/15
100,000	2.1100%	03/18/11	12/28/11	06/28/15
25,000	2.4365%	05/05/11	05/04/12	05/04/16
150,000	2.7795%	05/05/11	12/06/12	06/06/16
25,000	2.6200%	05/05/11	07/24/12	07/24/16
25,000	2.6350%	05/05/11	07/30/12	07/30/16
50,000	2.6590%	05/05/11	08/10/12	08/10/16
100,000	2.6750%	05/05/11	08/16/12	08/16/16

$1,425,000

An unrealized loss of $48.1 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2011, and the related derivative liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

Swap Options

In May 2011, the Group sold all options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million, recording a loss of $2.2 million.

Options tied to Standard & Poor’s 500 Stock Market Index

The Group offers its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P Index”). The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At September 30, 2011 and December 31, 2010, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $6.7 million (notional amount of $135.1 million) and $9.9 million (notional amount of $149.0 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $7.2 million (notional amount of $130 million) and $12.8 million (notional amount of $143.4 million), respectively.

NOTE 9 - ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2011 and December 31, 2010 consists of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Loans	$8,620	$11,068
Investments	15,626	17,648

	$24,246	$28,716

Other assets at September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Prepaid FDIC insurance	$12,882	$16,796
Servicing assets	10,014	9,695
Other prepaid expenses	10,477	7,858
Goodwill	2,701	2,701
Mortgage tax credits	2,605	3,432
Other repossessed assets (covered by FDIC shared-loss agreements)	1,824	2,350
Debt issuance costs	1,375	2,299
Core deposit intangible	1,221	1,328
Investment in Statutory Trust	1,086	1,086
Accounts receivable and other assets	14,154	15,816

	$58,339	$63,361

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2010, 2011 and 2012 amounted to $12.9 million and $16.8 million at September 30, 2011 and December 31, 2010, respectively.

Other prepaid expenses amounting to $10.5 million and $7.9 million at September 30, 2011 and December 31, 2010, respectively, include prepaid municipal, property and income taxes aggregating to $6.6 million and $4.5 million, respectively.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. Under an agreement reached during the second quarter of 2011 with the Puerto Rico Treasury Department, the Group may use half of these credits to reduce taxable income in taxable year 2011, and the remaining half of the credits in taxable year 2012. At September 30, 2011 and December 31, 2010, tax credits for the Group amounted to $2.6 million and $3.4 million, respectively.

In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At September 30, 2011 and December 31, 2010, this deferred issue cost was $1.4 million and $2.3 million, respectively.

Other repossessed assets amounting to $1.8 million and $2.4 million at September 30, 2011 and December 31, 2010, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.

NOTE 10 - DEPOSITS AND RELATED INTEREST

Total deposits as of September 30, 2011 and December 31, 2010 consist of the following:

	September 30, 2011	December 31, 2010
	(In thousands)

Non-interest bearing demand deposits	$181,711	$170,705
Interest-bearing savings and demand deposits	1,054,226	1,019,539
Individual retirement accounts	356,952	361,972
Retail certificates of deposit	395,902	477,180

Total retail deposits	1,988,791	2,029,396
Institutional deposits	184,022	280,617
Brokered deposits	205,552	278,875

	$2,378,365	$2,588,888

At September 30, 2011 and December 31, 2010, the weighted average interest rate of the Group’s deposits was 1.91% and 2.12%, respectively, inclusive of non-interest bearing deposits of $181.7 million and $170.7 million, respectively. Interest expense for the quarters and nine-month periods ended September 30, 2011 and 2010 is set forth below:

	Quarter Ended September 30		Nine-Month Period Ended September 30
	2011	2010	2011	2010
	(In thousands)		(In thousands)

Demand and savings deposits	$3,979	$4,586	$12,488	$13,047
Certificates of deposit	7,579	8,094	22,872	22,827

	$11,558	$12,680	$35,360	$35,874

At September 30, 2011 and December 31, 2010, time deposits in denominations of $100 thousand or higher, excluding unamortized discounts, amounted to $456.4 million and $590.0 million, including public fund deposits from various Puerto Rico government agencies of $65.2 million and $65.3 million at a weighted average rate of 0.05% in both periods, which were collateralized with investment securities with fair value of $74.7 million and $73.4 million, respectively.

Excluding equity indexed options in the amount of $7.2 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $5.1 million and unamortized deposit discounts in the amount of $6.6 million, the scheduled maturities of certificates of deposit at September 30, 2011 are as follows:

(In thousands)
Within one year:
Three (3) months or less	$223,478
Over 3 months through 1 year	398,375

621,853
Over 1 through 2 years	293,339
Over 2 through 3 years	117,083
Over 3 through 4 years	23,261
Over 4 through 5 years	81,026

$1,136,562

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $2.9 million as of September 30, 2011 ($7.6 million — December 31, 2010).

NOTE 11 - BORROWINGS

Short Term Borrowings

At September 30, 2011, short term borrowings amounted to $46.6 million (December 31, 2010 — $42.5 million) which mainly consist of deposits of the Puerto Rico Cash & Money Market Fund with a weighted average rate of 0.78% (December 31, 2010 — 0.60%), which were collateralized with investment securities with fair value of $52.1 million (December 31, 2010 — $47.5 million).

Securities Sold under Agreements to Repurchase

At September 30, 2011, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

At September 30, 2011 and December 31, 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.3 million and $6.8 million, respectively, were as follows:

	September 30, 2011		December 31, 2010
	Borrowing Balance	Fair Value of Underlying Collateral	Borrowing Balance	Fair Value of Underlying Collateral
	(In thousands)		(In thousands)

Citigroup Global Markets Inc.	$1,500,000	$1,614,475	$1,600,000	$1,752,619
Credit Suisse Securities (USA) LLC	1,250,000	1,337,681	1,250,000	1,325,392
UBS Financial Services Inc.	500,000	624,990	500,000	605,706
JP Morgan Chase Bank NA	100,000	120,791	100,000	119,997

Total	$3,350,000	$3,697,937	$3,450,000	$3,803,714

The original terms of the Group’s structured repurchase agreements range between three and ten years, and except for the $300 million repurchase agreement that settled on March 28, 2011 with a weighted average coupon of 2.86% and maturity of September 28, 2014 (as described below), the counterparties have the right to exercise put options at par on a quarterly basis before their contractual maturity from one to three years after the agreements’ settlement dates. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $6.3 million, at September 30, 2011:

Year of Maturity	Borrowing Balance	Weighted-Average Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2011

	100,000	4.17%	12/28/2006	12/28/2011	12/28/2011
	50,000	4.13%	12/28/2006	12/28/2011	12/28/2011
	100,000	4.29%	12/28/2006	12/28/2011	12/28/2011
	350,000	4.25%	12/28/2006	12/28/2011	12/28/2011

	600,000

2012

	350,000	4.26%	5/9/2007	5/9/2012	11/9/2011
	100,000	4.50%	8/14/2007	8/14/2012	11/16/2011
	150,000	4.31%	3/6/2007	12/6/2012	12/6/2011

	600,000

2014

	100,000	4.72%	7/27/2007	7/27/2014	10/27/2011
	300,000	2.86%	3/28/2011	9/28/2014	N/A

	400,000

2017

	500,000	4.67%	3/2/2007	3/2/2017	12/2/2011
	250,000	0.25%	3/2/2007	3/2/2017	12/2/2011
	100,000	0.00%	6/6/2007	3/6/2017	12/6/2011
	900,000	0.00%	3/6/2007	6/6/2017	12/6/2011

	1,750,000

	$3,350,000	2.64%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties at their corresponding put dates. Such repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% and 0.25% to at least their next put dates scheduled for December 2011.

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2011, these advances were secured by mortgage and commercial loans amounting to $565.8 million and $34.2 million, respectively. Also, at September 30, 2011, the Group had an additional borrowing capacity with the FHLB of $153.4 million. At September 30, 2011, the weighted average remaining maturity of FHLB’s advances was 14.2 months (December 31, 2010 — 23.15 months).

In 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.8 million, at September 30, 2011:

Year of Maturity	Borrowing Balance	Weighted-Average Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012

	$25,000	4.37%	5/4/2007	5/4/2012	11/4/2011
	25,000	4.57%	7/24/2007	7/24/2012	10/24/2011
	25,000	4.26%	7/30/2007	7/30/2012	10/30/2011
	50,000	4.33%	8/10/2007	8/10/2012	11/11/2011
	100,000	4.09%	8/16/2007	8/16/2012	11/16/2011

	225,000

2014

	25,000	4.20%	5/8/2007	5/8/2014	11/8/2011
	30,000	4.22%	5/11/2007	5/11/2014	11/10/2011

	55,000

	$280,000	4.24%

None of the structured advances from the FHLB referred to above with put dates up to the date of this filing were put by the FHLB at their corresponding put dates.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2011 and December 31, 2010.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.30% at September 30, 2011; 3.25% at December 31, 2010), payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date December 2011). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital notes on the unaudited consolidated statements of financial condition.

The subordinated capital notes are treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, the Group is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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

NOTE 12 - INCOME TAXES

On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code. As such, the 1994 Code would be gradually repealed by the 2011 Code as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% regular income tax rate but establishes significantly lower surtax rates. The 2011 Code provides a surtax rate from 5% to 10% for years starting after December 31, 2010, but before January 1, 2014. That surtax rate may be reduced to 5% after December 31, 2013, if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations the determination of which surtax rate applies will be made by adding the net taxable income of each of the entities members of the controlled group reduced by the surtax deduction. The 2011 Code also provides a surtax deduction of $750,000. In the case of controlled group of corporations, the surtax deduction may be distributed among the members of the controlled group. The alternative minimum tax (“AMT”) is 20%. The 2011 Code eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables except for income earned by international banking entities, which was fully exempt and is subject to a 5% income tax for the years beginning after December 31, 2008 and ending before January 1, 2012. Under the 2011 Code, a corporate taxpayer has an irrevocable one-time election to defer the application of the 2011 Code for five years. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. In the first quarter of 2011, Oriental reduced by approximately $5.4 million its deferred tax asset, and accordingly increased its income tax expense, as a result of the 2011 Code.

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at September 30, 2011 was $1.4 million (December 31, 2010 - $6.3 million). The variance is attributed to various contingencies settled with the Puerto Rico Treasury Department on June 30, 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had accrued for this purpose. Following such settlements, only the 2010 tax period remains subject to examination by the Puerto Rico Treasury Department. It is the Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the unaudited consolidated statements of operations. The Group had accrued $653 thousand at September 30, 2011 (December 31, 2010 - $1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits.

NOTE 13 - STOCKHOLDERS’ EQUITY

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

On April 30, 2010, the Group issued 200,000 shares of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”), through a private placement. The Series C Preferred Stock had a liquidation preference of $1,000 per share and was converted to common stock on July 8, 2010 at a conversion price of $15.015 per share. The offering resulted in net proceeds of $189.4 million after deducting offering costs. On May 13, 2010, the Group made a capital contribution of $179.0 million to its banking subsidiary.

The difference between the conversion price of $15.015 per share and the market price of the common stock on April 30, 2010 ($16.72) was considered a contingent beneficial conversion feature on June 30, 2010, when the conversion was approved by the majority of the shareholders. Such feature amounted to $22.7 million at June 30, 2010 and was recorded as a deemed dividend on preferred stock upon conversion to common stock.

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. Up to September 30, 2011 there were no purchases under the new $70 million stock repurchase program. After September 30, 2011, the Group purchased approximately 1,199,000 shares under this program for a total of $12.3 million at the date of this report, at an average price of $10.29 per share. These subsequent purchases will reduce the fourth quarter share count.

The activity in connection with common shares held in treasury by the Group for the nine-month periods ended September 30, 2011 and 2010 is set forth below:

	Nine-Month Period Ended September 30
	2011		2010
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands)

Beginning of period	1,459	$16,732	1,504	$17,142
Common shares used for exercise of restricted stock units	(51)	(561)	—	—
Common shares repurchased as part of the stock repurchase program	2,406	29,242	—	—
Common shares used to match defined contribution plan, net	(21)	(37)	(14)	(26)

End of period	3,793	$45,376	1,490	$17,116

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

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2011 and December 31, 2010, the Group and the Bank met all capital adequacy requirements to which they are subject.

As of September 30, 2011 and December 31, 2010, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables. The Group’s and the Bank’s actual capital amounts and ratios as of September 30, 2011 and December 31, 2010 are as follows:

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Group Ratios
As of September 30, 2011
Total Capital to Risk-Weighted Assets	$734,547	32.74%	$179,485	8.00%
Tier 1 Capital to Risk-Weighted Assets	$705,939	31.47%	$89,742	4.00%
Tier 1 Capital to Total Assets	$705,939	10.12%	$279,070	4.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$728,241	32.32%	$180,279	8.00%
Tier 1 Capital to Risk-Weighted Assets	$699,415	31.04%	$90,139	4.00%
Tier 1 Capital to Total Assets	$699,415	9.50%	$294,472	4.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

Bank Ratios
As of September 30, 2011
Total Capital to Risk-Weighted Assets	$657,492	29.70%	$177,102	8.00%	$221,377	10.00%
Tier 1 Capital to Risk-Weighted Assets	$629,251	28.42%	$88,551	4.00%	$132,826	6.00%
Tier 1 Capital to Total Assets	$629,251	9.13%	$275,666	4.00%	$344,582	5.00%
As of December 31, 2010
Total Capital to Risk-Weighted Assets	$695,013	31.23%	$178,049	8.00%	$222,562	10.00%
Tier 1 Capital to Risk-Weighted Assets	$666,531	29.95%	$89,025	4.00%	$133,537	6.00%
Tier 1 Capital to Total Assets	$666,531	9.22%	$289,083	4.00%	$361,354	5.00%

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

The activity in outstanding options for the nine-month periods ended September 30, 2011 and 2010 is set forth below:

	Nine-Month Period Ended September 30,
	2011		2010
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of period	765,989	$15.25	514,376	$16.86
Options granted	85,000	11.90	162,700	11.98
Options exercised	(550)	9.19	(8,337)	8.60
Options forfeited	(33,142)	14.82	(3,000)	22.21

End of period	817,297	$14.92	665,739	$15.75

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
$ 5.63 to $ 8.45	14,285	$8.28	7.6	3,343	$8.28
8.46 to 11.27	2,000	10.29	5.9	1,000	10.29
11.28 to 14.09	571,527	12.16	6.9	189,002	12.40
14.10 to 16.90	62,035	15.60	2.9	62,035	15.60
19.72 to 22.54	25,050	20.68	3.4	20,800	20.44
22.55 to 25.35	83,350	23.99	2.5	83,350	23.99
25.36 to 28.17	59,050	27.46	3.1	59,050	27.46

	817,297	$14.92	5.8	418,580	$17.67

Aggregate Intrinsic Value	$19,857			$4,647

The average fair value of each option granted during the nine-month period ended September 30, 2011 was $6.48. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following assumptions were used in estimating the fair value of the options granted during the nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Period Ended September 30,
	2011	2010
Weighted Average Assumptions:
Dividend yield	1.62%	1.39%
Expected volatility	58.99%	60.30%
Risk-free interest rate	3.11%	3.44%
Expected life (in years)	8.0	8.0

The following table summarizes the restricted units’ activity under the Omnibus Plan for the nine-month periods ended September 30, 2011 and 2010:

	Nine-Month Period Ended September 30, 2011		Nine-Month Period Ended September 30, 2010
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of period	243,525	$13.43	147,625	$14.64
Restricted units granted	39,500	11.88	53,500	10.40
Restricted units lapsed	(51,116)	20.44	—	—
Restricted units forfeited	(14,620)	12.21	(400)	21.86

End of period	217,289	$11.67	200,725	$13.76

Legal Surplus

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2011, legal surplus amounted to $51.3 million (December 31, 2010 — $46.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders. It is the Federal Reserve Board’s policy that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of the bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength.

Earnings per Common Share

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2011 and 2010 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share data)

Net income (loss)	$16,788	$(7,821)	$46,336	$4,760
Less: Dividends on preferred stock	(1,201)	(1,200)	(3,602)	(4,134)
Less: Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	—	(22,711)

Income available (loss) to common shareholders	$15,587	$(31,732)	$42,734	$(22,085)

Average common shares outstanding and equivalents	44,105	42,288	45,141	33,645

Earnings per common share - basic	0.35	(0.75)	0.95	(0.66)

Earnings per common share - diluted	$0.35	$(0.75)	$0.95	$(0.66)

For the quarter and nine-month period ended September 30, 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 572,284 and 558,193, respectively, compared to 312,700 and 420,200 for the same periods in 2010. The conversion of the Group’s mandatorily convertible non-cumulative non-voting perpetual preferred stock, Series C, into shares of the Group’s common stock during the nine-month period ended September 30, 2010, resulted in a non-cash beneficial conversion feature of $22.7 million, representing the intrinsic value between the conversion rate of $15.015 and the common stock closing price of $16.72 on April 30, 2010, the date the preferred shares were offered. Upon conversion, the beneficial conversion feature was recorded as a deemed dividend to the preferred stockholders reducing retained earnings, with a corresponding offset to surplus (paid in capital), and thus did not affect total stockholders’ equity or the book value of the common stock. However, the deemed dividend increased the net loss applicable to common stock and affected the calculation of basic and diluted EPS for the quarter and nine-month period ended September 30, 2010. Moreover, in computing diluted EPS, dilutive convertible securities that remained outstanding for the period prior to actual conversion were not included as average potential common shares because the effect would have been antidilutive. In computing both basic and diluted EPS, the common shares issued upon actual conversion were included in the weighted average calculation of common shares after the date of conversion.

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of September 30, 2011 and December 31, 2010, consisted of:

	September 30, 2011	December 31, 2010
	(In thousands)

Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$73,090	$39,094
Unrealized loss on cash flow hedges	(48,122)	—
Income tax effect	(249)	(2,107)

	$24,719	$36,987

NOTE 14 - FAIR VALUE

As discussed in Note 1, the Group follows the fair value measurement framework under GAAP.

Fair Value Measurement

The fair value measurement framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This framework also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Money market investments

The fair value of money market investments is based on the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

Securities purchased under agreements to resell

The fair value of securities purchased under agreements to resell is based on the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. Structured credit investments are classified as Level 3. The estimated fair values of the structured credit investments are determined by using a third party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties’ prices, and agreed by management.

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

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	September 30, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$3,175,919	$51,053	$3,226,972
Securities purchased under agreements to resell	165,000	—	—	165,000
Money market investments	3,431	—	—	3,431
Derivative assets	—	—	6,707	6,707
Derivative liabilities	—	(48,146)	(7,235)	(55,381)
Servicing assets	—	—	10,014	10,014

	$168,431	$3,127,773	$60,539	$3,356,743

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$3,658,371	$41,693	$3,700,064
Money market investments	111,728	—	—	111,728
Derivative assets	—	18,445	9,870	28,315
Derivative liabilities	—	(64)	(12,830)	(12,894)
Servicing assets	—	—	9,695	9,695

	$111,728	$3,676,752	$48,428	$3,836,908

The table below presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended September 30, 2011 and 2010:

	Total Fair Value Measurements (Quarter Ended September 30, 2011)
	Investment securities available-for-sale
Level 3 Instruments Only	CDO’s	CLO’s	Obligations of Puerto Rico Government and political subdivisions	Derivative asset (S&P Purchased Options)	Derivative liability (S&P Embedded Options)	Servicing assets
	(In thousands)
Balance at beginning of period	$17,484	$28,229	$10,068	$11,925	$(12,877)	$9,840
Gains (losses) included in earnings	—	—	—	(5,272)	4,459	—
Changes in fair value of investment securities available for sale included in other comprehensive income	(1,951)	(2,965)	10	—	—	—
New instruments acquired or recorded from securitizations	—	—	—	54	1,183	615
Principal repayments, sales, and amortization	—	179	(1)	—	—	(225)
Changes in fair value of servicing assets	—	—	—	—	—	(216)

Balance at end of period	$15,533	$25,443	$10,077	$6,707	$(7,235)	$10,014

	Total Fair Value Measurements (Quarter Ended September 30, 2010)
	Investment securities available-for-sale
Level 3 Instruments Only	CDO’s	CLO’s	Non-Agency CMOs	Derivative asset (S&P Purchased Options)	Derivative liability (S&P Embedded Options)	Servicing assets
	(In thousands)
Balance at beginning of period	$16,438	$25,168	$71,805	$4,433	$(7,473)	$9,285
Gains (losses) included in earnings	—	—	(14,738)	2,392	(360)	—
Changes in fair value of investment securities available for sale included in other comprehensive income	691	145	9,582	—	—	—
New instruments acquired	—	—	—	281	(2,357)	819
Principal repayments, sales, and amortization	—	—	(3,403)	328	(637)	(398)
Changes in fair value of servicing assets	—	—	—	(328)	720	(59)

Balance at end of period	$17,129	$25,313	$63,246	$7,106	$(10,107)	$9,647

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month periods ended September 30, 2011 and 2010:

	Total Fair Value Measurements (Nine-Month Period Ended September 30, 2011)
	Investment securities available-for-sale
Level 3 Instruments Only	CDO’s	CLO’s	Obligations of Puerto Rico Government and political subdivisions	Derivative asset (S&P Purchased Options)	Derivative liability (S&P Embedded Options)	Servicing assets
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$—	$9,870	$(12,830)	$9,695
Gains (losses) included in earnings	—	—	—	(3,587)	3,175	—
Changes in fair value of investment securities available for sale included in other comprehensive income	(610)	(287)	75	—	—	—
New instruments acquired	—	—	10,005	424	482	1,828
Principal repayments, sales, and amortization	—	180	(3)	—	1,938	(705)
Changes in fair value of servicing assets	—	—	—	—	—	(804)

Balance at end of period	$15,533	$25,443	$10,077	$6,707	$(7,235)	$10,014

	Total Fair Value Measurements (Nine-Month Period Ended September 30, 2010)
	Investment securities available-for-sale
Level 3 Instruments Only	CDO’s	CLO’s	Non-Agency CMOs	Derivative asset (S&P Purchased Options)	Derivative liability (S&P Embedded Options)	Servicing assets
	(In thousands)
Balance at beginning of period	$15,148	$23,235	$71,723	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	—	—	(17,166)	(177)	1,952	—
Changes in fair value of investment securities available for sale included in other comprehensive income	1,981	2,078	18,890	—	—	—
New instruments acquired	—	—	—	1,147	(3,236)	3,419
Principal repayments, sales, and amortization	—	—	(10,201)	(328)	720	(614)
Changes in fair value of servicing assets	—	—	—	—	—	(278)

Balance at end of period	$17,129	$25,313	$63,246	$7,106	$(10,107)	$9,647

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the nine-month periods ended September 30, 2011 and 2010.

The table below presents a detail of investment securities available-for-sale classified as level 3 at September 30, 2011:

	September 30, 2011
Type	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Weighted Average Yield	Principal Protection
	(In thousands)
Obligations of Puerto Rico Government and political subdivisions	$10,002	$75	$10,077	3.50%	N/A

Structured credit investments

CDO	$25,548	$(10,014)	$15,534	5.80%	6.22%
CLO	15,000	(5,286)	9,714	2.44%	7.60%
CLO	11,978	(3,297)	8,681	1.86%	26.18%
CLO	9,379	(2,331)	7,048	1.25%	20.64%

	$61,905	$(20,928)	$40,977	3.68%

Total	$71,907	$(20,853)	$51,054	3.53%

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

The following table presents financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis at September 30, 2011 and December 31, 2010, and which were still included in the unaudited consolidated statements of financial condition as of such dates. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting periods.

	Carrying value at
	September 30, 2011	December 31, 2010
	Level 3	Level 3
	(In thousands)	(In thousands)

Impaired commercial loans	$35,073	$25,898
Foreclosed real estate	30,994	26,840

	$66,067	$52,738

Impaired commercial loans relate mostly to certain impaired collateral dependent loans. The impairment of commercial loans was measured based on the fair value of collateral, which is derived from appraisals that take into consideration prices on observed transactions involving similar assets in similar locations, in accordance with provisions of ASC 310-10-35. Foreclosed real estate represents the fair value of foreclosed real estate (including those covered under FDIC shared-loss agreements) that was measured at fair value less estimated cost to sell.

Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $30.1 million and $25.9 million at September 30, 2011 and December 31, 2010, respectively, with a valuation allowance of $1.8 million and $823 thousand, respectively.

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

The estimated fair value and carrying value of the Group’s financial instruments at September 30, 2011 and December 31, 2010 is as follows:

	September 30, 2011		December 31, 2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$517,336	$517,336	$448,936	$448,936
Securities purchased under agreements to resell	165,000	165,000	—	—
Trading securities	346	346	1,330	1,330
Investment securities available-for-sale	3,226,972	3,226,972	3,700,064	3,700,064
Investment securities held-to-maturity	854,633	837,920	675,721	689,917
Federal Home Loan Bank (FHLB) stock	23,779	23,779	22,496	22,496
Total loans (including loans held-for-sale)
Non-covered loans, net	1,193,123	1,159,388	1,150,945	1,151,868
Covered loans, net	604,159	524,490	600,421	620,711
Derivative assets	6,707	6,707	28,315	28,315
FDIC shared-loss indemnification asset	343,453	392,096	430,383	473,629
Accrued interest receivable	24,246	24,246	28,716	28,716
Servicing assets	10,014	10,014	9,695	9,695
Financial Liabilities:
Deposits	2,504,564	2,378,365	2,585,922	2,588,888
Securities sold under agreements to repurchase	3,406,605	3,356,322	3,701,669	3,456,781
Advances from FHLB	287,199	281,753	303,868	281,753
FDIC-guaranteed term notes	106,026	105,112	106,428	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	46,619	46,619	42,460	42,460
Derivative liabilities	48,146	48,146	64	64
Accrued expenses and other liabilities	42,932	42,932	43,858	43,858

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2011 and December 31, 2010:

•

Cash and cash equivalents, money market investments, time deposits with other banks, securities purchased under agreements to resell, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	Investments in FHLB stock are valued at their redemption value.

•

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments and the non-agency collateralized mortgage obligations are determined by using a third party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties’ prices, and agreed by management.

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

•

For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital notes have a par value of $36.1 million, and bear interest based on 3-month LIBOR plus 295 basis points (3.30% at September 30, 2011; 3.25% at December 31, 2010), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

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

NOTE 15 - SEGMENT REPORTING

The Group segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the fourth quarter of 2010 to reallocate expenses from the Banking to the Wealth Management and Treasury segments for a suitable presentation. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenues, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions so warrant.

Banking includes the Bank’s branches and mortgage banking, with traditional banking products such as deposits and mortgage, commercial and consumer loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose activities include the origination of mortgage loans for the Group’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities.

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

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended September 30, 2011 and 2010:

	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)

Quarter Ended September 30, 2011
Interest income	$35,509	$—	$36,153	$71,662	$—	$71,662
Interest expense	(8,247)	—	(30,964)	(39,211)	—	(39,211)

Net interest income	27,262	—	5,189	32,451	—	32,451
Provision for non-covered loan and lease losses	(3,800)	—	—	(3,800)	—	(3,800)
Recapture of covered loan and lease losses, net	1,936	—	—	1,936	—	1,936
Non-interest income	3,143	5,503	8,542	17,188	—	17,188
Non-interest expenses	(23,103)	(4,167)	(3,137)	(30,407)	—	(30,407)
Intersegment revenues	319	—	—	319	(319)	—
Intersegment expenses	—	(202)	(117)	(319)	319	—

Income before income taxes	$5,757	$1,134	$10,477	$17,368	$—	$17,368

Total assets as of September 30, 2011	$3,236,344	$14,361	$4,464,861	$7,715,566	$(692,278)	$7,023,288

	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)

Quarter Ended September 30, 2010
Interest income	$34,342	$—	$46,879	$81,221	$—	$81,221
Interest expense	(10,727)	—	(32,334)	(43,061)	—	(43,061)

Net interest income	23,615	—	14,545	38,160	—	38,160
Provision for non-covered loan losses	(4,100)	—	—	(4,100)	—	(4,100)
Non-interest income (loss)	8,385	4,456	(23,304)	(10,463)	—	(10,463)
Non-interest expenses	(24,670)	(4,690)	(3,345)	(32,705)	—	(32,705)
Intersegment revenues	449	—	—	449	(449)	—
Intersegment expenses	—	(384)	(65)	(449)	449	—

Income (loss) before income taxes	$3,679	$(618)	$(12,169)	$(9,108)	$—	$(9,108)

Total assets as of September 30, 2010	$3,290,112	$11,249	$4,801,326	$8,102,687	$(712,919)	$7,389,768

Following are the results of operations and the selected financial information by operating segment as of and for the nine-month periods ended September 30, 2011 and 2010:

	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)

Nine-month period ended September 30, 2011
Interest income	$96,602	$—	$135,170	$231,772	$—	$231,772
Interest expense	(26,132)	—	(93,316)	(119,448)	—	(119,448)

Net interest income	70,470	—	41,854	112,324	—	112,324
Provision for non-covered loan losses	(11,400)	—	—	(11,400)	—	(11,400)
Recapture of covered loan and lease losses, net	1,387	—	—	1,387	—	1,387
Non-interest income	16,597	14,879	10,102	41,578	—	41,578
Non-interest expenses	(71,517)	(12,362)	(8,013)	(91,892)	—	(91,892)
Intersegment revenues	1,042	—	—	1,042	(1,042)	—
Intersegment expenses	—	(708)	(334)	(1,042)	1,042	—

Income before income taxes	$6,579	$1,809	$43,609	$51,997	$—	$51,997

	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)

Nine-month period ended September 30, 2010
Interest income	$81,385	$—	$150,015	$231,400	$—	$231,400
Interest expense	(29,239)	—	(97,562)	(126,801)	—	(126,801)

Net interest income	52,146	—	52,453	104,599	—	104,599
Provision for non-covered loan losses	(12,214)	—	—	(12,214)	—	(12,214)
Non-interest income (loss)	19,419	12,910	(39,086)	(6,757)	—	(6,757)
Non-interest expenses	(58,576)	(12,714)	(9,660)	(80,950)	—	(80,950)
Intersegment revenues	1,169	763	—	1,932	(1,932)	—
Intersegment expenses	—	(1,784)	(148)	(1,932)	1,932	—

Income (loss) before income taxes	$1,944	$(825)	$3,559	$4,678	$—	$4,678

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2011	2010	Variance %	2011	2010	Variance %

EARNINGS DATA:
Interest income	$71,662	$81,221	-11.8%	$231,772	$231,400	0.2%
Interest expense	39,211	43,061	-8.9%	119,448	126,801	-5.8%

Net interest income	32,451	38,160	-15.0%	112,324	104,599	7.4%
Provision for non-covered loan and lease losses	3,800	4,100	-7.3%	11,400	12,214	-6.7%
Recapture of covered loan and lease losses, net	(1,936)	—	-100.0%	(1,387)	—	-100.0%

Net interest income after provision for loan and lease losses	30,587	34,060	-10.2%	102,311	92,385	10.7%
Non-interest income (loss)	17,188	(10,463)	264.3%	41,578	(6,757)	715.3%
Non-interest expenses	30,407	32,705	-7.0%	91,892	80,950	13.5%

Income (loss) before taxes	17,368	(9,108)	290.7%	51,997	4,678	1011.5%
Income tax expense (benefit)	580	(1,287)	145.1%	5,661	(82)	7003.7%

Net income (loss)	16,788	(7,821)	314.7%	46,336	4,760	873.4%
Less: Dividends on preferred stock	(1,201)	(1,200)	-0.1%	(3,602)	(4,134)	12.9%
Less: Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	100.0%	—	(22,711)	100.0%

Income available (loss) to common shareholders	$15,587	$(31,732)	149.1%	$42,734	$(22,085)	293.5%
PER SHARE DATA:
Basic	$0.35	$(0.75)	147.1%	$0.95	$(0.66)	244.1%

Diluted	$0.35	$(0.75)	147.1%	$0.95	$(0.66)	244.2%

Average common shares outstanding and equivalents	44,105	42,288	4.3%	45,141	33,645	34.2%

Book value per common share	$14.99	$13.79	8.8%	$14.99	$13.79	8.8%

Tangible book value per common share	$14.90	$13.70	8.8%	$14.90	$13.70	8.8%

Market price at end of period	$9.67	$13.30	-27.3%	$9.67	$13.30	-27.3%

Cash dividends declared per common share	$0.05	$0.04	24.9%	$0.15	$0.12	26.4%

Cash dividends declared on common shares	$2,202	$1,855	18.7%	$6,677	$4,499	48.4%

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.95%	-0.39%	340.6%	0.86%	0.09%	878.3%

Return on average common equity (ROE)	9.41%	-20.32%	146.3%	8.65%	-6.55%	231.9%

Equity-to-assets ratio	10.36%	9.56%	8.4%	10.36%	9.56%	8.4%

Efficiency ratio	69.55%	65.89%	5.5%	63.64%	60.63%	5.0%

Expense ratio	1.19%	1.19%	-0.2%	1.23%	1.04%	18.1%

Interest rate spread	1.96%	2.15%	-8.7%	2.25%	2.04%	10.3%

Interest rate margin	2.02%	2.15%	-5.9%	2.30%	2.09%	10.0%

SELECTED FINANCIAL DATA

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	September 30, 2011	December 31, 2010	Variance %
PERIOD END BALANCES AND CAPITAL RATIOS:

Investments and loans
Investments securities	$4,089,092	$4,413,957	-7.4%
Loans and leases not covered under shared loss agreements with the FDIC, net	1,159,388	1,151,868	0.7%
Loans and leases covered under shared loss agreements with the FDIC, net	524,490	620,711	-15.5%

	$5,772,970	$6,186,536	-6.7%

Deposits and borrowings
Deposits	$2,378,365	$2,588,888	-8.1%
Securities sold under agreements to repurchase	3,356,322	3,456,781	-2.9%
Other borrowings	469,567	466,130	0.7%

	$6,204,254	$6,511,799	-4.7%

Stockholders’ equity
Preferred stock	68,000	68,000	0.0%
Common stock	47,808	47,808	0.0%
Additional paid-in capital	498,875	498,435	0.1%
Legal surplus	51,274	46,331	10.7%
Retained earnings	82,616	51,502	60.4%
Treasury stock, at cost	(45,376)	(16,732)	-171.2%
Accumulated other comprehensive income	24,719	36,987	-33.2%

	$727,916	$732,331	-0.6%

Capital ratios
Leverage capital	10.12%	9.50%	6.5%

Tier 1 risk-based capital	31.47%	31.04%	1.4%

Total risk-based capital	32.74%	32.32%	1.3%

Tier 1 common equity to risk-weighted assets	28.43%	28.02%	1.5%

Financial assets managed
Trust assets managed	$2,193,425	$2,175,270	0.8%
Broker-dealer assets gathered	$1,791,408	$1,695,634	5.6%

Total assets managed	$3,984,833	$3,870,904	2.9%

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

From time to time, the Group uses certain non-GAAP measures of financial performance to supplement the financial statements presented in accordance with GAAP. The Group presents non-GAAP measures when its management believes that the additional information is useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP. The Group’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax operating income basis (defined as net interest income, less provision for loan and lease losses, plus banking and wealth management revenues, less non-interest expenses, and calculated on the accompanying table). The Group’s management believes that, given the nature of the items excluded from the definition of pre-tax operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Group’s continuing business.

For the quarter ended September 30, 2011, the Group’s income available to common shareholders totaled $15.6 million, or $0.35 per basic and diluted earnings per common share. This compares to $31.7 million in loss to common shareholders, or ($0.75) per basic and diluted earnings per common share for the quarter ended September 30, 2010. For the nine-month period ended September 30, 2011, the Group’s income available to common shareholders totaled $42.7 million, or $0.95 per basic and diluted earnings per share common share, an increase from the nine-month period ended September 30, 2010, where loss to common shareholders totaled $22.1 million or ($0.66) per basic and diluted earnings per common share.

Highlights

•

Pre-tax operating income for the quarter ended September 30, 2011 of $11.5 million decreased 10.7% from the quarter ended September 30, 2010, and for the nine-month period ended September 30, 2011 increased 5.3% to $42.5 million from the same period in 2010.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
PRE-TAX OPERATING INCOME
Net interest income	$32,451	$38,160	$112,324	$104,599
Less: Provision for non-covered loan and lease losses	(3,800)	(4,100)	(11,400)	(12,214)
Plus: Recapture of covered loan and lease losses, net	1,936	—	1,387	—
Core non-interest income:
Wealth management revenues	5,387	4,613	14,641	13,250
Banking service revenues	3,261	3,442	10,404	8,105
Mortgage banking activities	2,623	3,418	7,017	7,555

Total core non-interest income	11,271	11,473	32,062	28,910
Less non interest expenses	(30,407)	(32,705)	(91,892)	(80,950)

Total pre-tax operating income	$11,451	$12,828	$42,481	$40,345

•

Operating revenues for the quarter ended September 30, 2011 increased 79.2%, or $21.9 million to $49.6 million from the quarter ended September 30, 2010, and for the nine-month period ended September 30, 2011, increased 57.3% to $153.9 million from the same period in 2010.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
OPERATING REVENUES
Net interest income	$32,451	$38,160	$112,324	$104,599
Non-interest income (loss), net	17,188	(10,463)	41,578	(6,757)

Total operating revenues	$49,639	$27,697	$153,902	$97,842

•

Net interest income for the quarter and nine-month period ended September 30, 2011 was $32.5 million and $112.3 million, respectively, down 15.0% and up 7.4% from the same periods in 2010. The quarter decrease from a year ago primarily reflects a 17.1% decrease in interest income on mortgage backed securities, mainly as a result of increased premium amortization in the third quarter of 2011 due to the decline in interest rates which caused an increase in prepayment speeds, and lower balance in the investment securities portfolio. The nine-month period increase from a year ago primarily reflects a 61.2% increase in interest income on covered loans mainly due to an improvement in expected cash flows on the former Eurobank portfolio, and a decrease of 5.8% in interest expense.

•

Core retail deposit cost for the quarter and nine-month period ended September 30, 2011 was 1.82% and 1.88%, respectively, down 31 basis points and 39 basis points, respectively, from the same periods in 2010, primarily due to the maturing of higher-priced retail certificates of deposit, and the reduction of rates paid on interest bearing demand deposit accounts.

•

Loan production for the quarter and nine-month period ended September 30, 2011 totaled $94.1 million and $288.7 million, respectively, down 9.0% and up 6.6% from the same periods in 2010. Mortgage loan production (including purchases) for the quarter and nine-month period ended September 30, 2011 of $52.7 million and $165.2 million, respectively, decreased 23.5% and 12.4% from the same periods in 2010. Commercial loan production for the quarter and nine-month period ended September 30, 2011 of $30.0 million and $92.3 million, respectively, increased 14.0% and 38.5% from the same periods in 2010. Leasing and consumer loans production for the quarter and nine-month period ended September 30, 2011 increased 39.5% and 99.2%, respectively, from the same periods in 2010.

•

Book value per share was $14.99 at September 30, 2011 compared to $14.33 at December 31, 2010; total stockholders’ equity was $727.9 million (which reflects approximately $29.1 million in stock repurchases during 2011), compared to $732.3 million at December 31, 2010; and tangible common equity to total assets was 9.34% compared to 9.03% at December 31, 2010.

•

There were approximately 44.0 million and 45.1 million average common shares outstanding in the quarter and nine-month period ended September 30, 2011, respectively, up 4.3% and 34.2% from the same periods in 2010.

Other Highlights

•

Net interest margin of 2.02% and 2.30% for the quarter and nine-month period ended September 30, 2011, respectively, decreased 13 basis points and increased 21 basis points from the same periods in 2010.

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

•

Total interest income for the quarter and nine-month period ended September 30, 2011, decreased 11.8% and increased 0.2%, respectively, as compared to the same periods in 2010, to $71.7 million and $231.8 million. For the nine-month period ended September 30, 2011, excluding a $1.8 million negative adjustment during the second quarter of 2011, interest income from non-covered loans remained level, while interest income from covered loans increased, due to four less months of interest during 2010.

•

Total interest expense for the quarter and nine-month period ended September 30, 2011, fell 8.9% and 5.8%, respectively, to $39.2 million and $119.4 million as compared to the same periods in 2010. For the quarter, this reflects both lower cost of deposits (1.94% vs. 2.03%) and of securities sold under agreements to repurchase (2.72% vs. 2.84%). For the nine-month period, this also reflects both lower cost of deposits (1.91% vs. 2.19%) and of securities sold under agreements to repurchase (2.74% vs. 2.84%).

•

Provision for non-covered loans for the quarter and nine-month period ended September 30, 2011, decreased 7.3% and 6.7%, respectively, to $3.8 million and $11.4 million as compared to the same periods in 2010. Recapture for covered loans for the quarter and nine-month period ended September 30, 2011 was $1.9 million and $1.3 million, respectively. This recapture is mainly due to an improvement in expected cash flows on the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank.

•

Net credit losses (excluding loans covered under shared-loss agreements with the FDIC) of $2.2 million and $7.0 million during the quarter and nine-month period ended September 30, 2011, respectively, represented a decrease of $0.3 million and an increase of $1.1 million from the same periods in 2010. Non-performing loans (“NPLs”) increased 8.2% from December 31, 2010. The Group does not expect NPLs to result in significantly higher losses as most loans are well-collateralized residential mortgages with adequate loan-to-value ratios.

•

Net interest income after provision for loan and lease losses for the quarter and nine-month period ended September 30, 2011, fell 10.2% and increased 10.7%, respectively, to $30.6 million and $102.3 million as compared to the same periods in 2010. Net interest margin for the quarter and nine-month period ended September 30, 2011, contracted to 2.02% and expanded to 2.30%, respectively, from 2.15% and 2.09% during to the same periods in 2010.

•

Income from wealth management revenues for the quarter and nine-month period ended September 30, 2011, increased 16.8% and 10.5%, respectively, to $5.4 million and $14.6 million as compared to the same periods in 2010, due to increased brokerage and trust business.

•	Assets under management, which generate recurring non-interest income, rose 2.9% to $4.0 billion at September 30, 2011, from $3.9 billion at December 31, 2010.

•

Non-interest expenses of $30.4 million and $91.9 million for the quarter and nine-month period ended September 30, 2011, respectively, were $2.3 million lower and $10.9 million greater than in the same periods in 2010. The quarterly decrease is mainly due to the Group’s cost reduction strategy, while the nine-month period increase is mostly related to higher expenses as a result of the FDIC-assisted acquisition.

•

Investment securities of $4.1 billion decreased 7.4%, or $324.9 million, from December 31, 2010. This reflects a reduction of 12.8%, or $473.1 million, in the available-for-sale portfolio, due to the sale of approximately $205.0 million in investment securities, and the maturity of FNMA and FHLMC certificates; partially offset by an increase of 21.5%, or $148.0 million, in the held-to-maturity portfolio.

•	Approximately 97% of the Group’s investment portfolio consists of agency mortgage-backed securities guaranteed or issued by FNMA, FHLMC or GNMA.

•

Core retail deposits, which exclude institutional and brokered deposits, decreased 2.0% to $2.0 billion from December 31, 2010, while the Group strategically reduced institutional and brokered deposits by $169.9 million or 30.4%. Total borrowings declined 2.5% due to a $100.0 million repurchase agreement extinguished during the third quarter of 2011.

Share Count

•	There were 44.0 million common shares outstanding at September 30, 2011, a decrease of 5.0% from December 31, 2010 due to the Group’s stock repurchase programs.

•

On June 29, 2011, the Group announced completion of its $30 million common stock repurchase program and the adoption of a new program to purchase an additional $70 million in shares in the open market.

•

Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. There were no repurchases under the $70 million program during the quarter ended September 30, 2011. Subsequently, the Group purchased approximately 1,199,000 shares under this program for a total of $12.3 million at the date of this report, at an average price of $10.29 per share. These subsequent purchases will reduce the fourth quarter share count.

Capital

•	The Group continues to maintain regulatory capital ratios well above the requirements for a well-capitalized institution.

•	At September 30, 2011, the Leverage Capital Ratio was 10.12%, Tier-1 Risk-Based Capital Ratio was 31.47%, and Total Risk-Based Capital Ratio was 32.74%.

Non-Operating Items

Non-operating items included the following major items:

•

$14.0 million gain on the sale of investment securities during the third quarter of 2011 with a book value of $205 million as the Group took advantage of market opportunities. For the nine-month period ended September 30, 2011, the gain on the sale of investment securities amounted to $23.1 million.

•	$4.8 million loss on early extinguishment of a $100 million repurchase agreement.

•

Net amortization of the FDIC loss-share indemnification asset of $2.4 million and $191 thousand for the quarter and nine-month period ended September 30, 2011, respectively, as compared to net accretion of $1.6 million and $2.9 million for the same periods in 2010. The variation resulted from the evaluation, during the quarter ended September 30, 2011, of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortizes the loss-share indemnification asset at a rate that mirrors the aforementioned re-yielding on the covered loans. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE

FOR THE QUARTERS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

	Interest		Average rate		Average balance
	September 2011	September 2010	September 2011	September 2010	September 2011	September 2010
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$71,662	$81,221	4.47%	4.57%	$6,416,027	$7,107,163
Tax equivalent adjustment	8,693	26,358	0.54%	1.48%	—	—

Interest-earning assets - tax equivalent	80,355	107,579	5.01%	6.05%	6,416,027	7,107,163
Interest-bearing liabilities	39,211	43,061	2.50%	2.42%	6,263,931	7,116,034

Tax equivalent net interest income / spread	41,144	64,518	2.50%	3.63%	152,096	(8,871)

Tax equivalent interest rate margin			2.57%	3.63%

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	35,881	46,796	3.35%	3.84%	4,288,171	4,876,791
Trading securities	—	—	0.00%	0.00%	489	202
Money market investments	272	78	0.26%	0.10%	412,332	323,510

	36,153	46,874	3.08%	3.61%	4,700,992	5,200,503

Loans not covered under shared loss agreements with the FDIC:
Mortgage	12,361	14,006	5.70%	6.08%	866,947	921,772
Commercial	3,612	2,862	5.54%	5.53%	260,932	206,994
Leasing	467	93	10.05%	10.09%	18,584	3,688
Consumer	847	739	8.94%	10.18%	37,891	29,049

	17,287	17,700	5.84%	6.10%	1,184,354	1,161,503

Loans covered under shared loss agreements with the FDIC:
Loans secured by residential properties	4,096	3,883	10.25%	7.94%	159,891	195,730
Commercial and construction	11,727	9,107	15.34%	8.68%	305,859	419,856
Leasing	2,047	3,103	15.85%	11.50%	51,669	107,922
Consumer	352	554	10.62%	10.24%	13,261	21,649

	18,222	16,647	13.73%	8.94%	530,680	745,157

	35,509	34,347	8.28%	7.21%	1,715,034	1,906,660

	71,662	81,221	4.47%	4.57%	6,416,026	7,107,163

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	170,005	165,634
Now accounts	3,123	3,646	1.60%	2.05%	781,157	712,096
Savings and money market	855	940	1.40%	1.68%	244,341	223,149
Individual retirement accounts	2,443	2,695	2.74%	3.12%	356,770	345,654
Retail certificates of deposits	2,518	2,692	2.46%	2.54%	410,088	423,435

Total retail deposits	8,939	9,973	1.82%	2.13%	1,962,361	1,869,968

Institutional deposits	1,024	1,580	2.12%	1.36%	193,448	465,158
Brokered deposits	1,595	1,127	2.81%	2.84%	226,681	158,914

Total wholesale deposits	2,619	2,707	2.49%	1.74%	420,129	624,072

	11,558	12,680	1.94%	2.03%	2,382,490	2,494,040

Borrowings:

Securities sold under agreements to repurchase	23,206	25,128	2.72%	2.84%	3,411,161	3,542,650
Advances from FHLB and other borrowings	3,121	3,082	3.80%	3.82%	328,174	322,974
FDIC-guaranteed term notes	1,021	1,021	3.85%	3.86%	106,023	105,821
Purchase money note issued to the FDIC	—	823	—	0.54%	—	614,465
Subordinated capital notes	305	327	3.38%	3.62%	36,083	36,083

	27,653	30,381	2.85%	2.63%	3,881,440	4,621,993

	39,211	43,061	2.50%	2.42%	6,263,931	7,116,033

Net interest income / spread	$32,451	$38,160	1.97%	2.15%

Interest rate margin			2.02%	2.15%

Excess of average interest-earning assets over average interest-bearing liabilities (excess of average interest-bearing liabilities over average interest-earning assets)					$152,097	$(8,871)

Average interest-earning assets to average interest-bearing liabilities ratio					102.43%	99.88%

				Volume	Rate	Total
C - CHANGES IN NET INTEREST INCOME DUE TO:
Interest Income:
Investments				$(4,502)	$(6,219)	$(10,721)
Loans				(4,443)	5,605	1,162

				(8,945)	(614)	(9,559)

Interest Expense:
Deposits				(567)	(555)	(1,122)
Repurchase agreements				(933)	(989)	(1,922)
Other borrowings				(772)	(34)	(806)

				(2,272)	(1,578)	(3,850)

Net Interest Income				$(6,673)	$964	$(5,709)

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

	Interest		Average rate		Average balance
	September 2011	September 2010	September 2011	September 2010	September 2011	September 2010
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$231,772	$231,400	4.75%	4.62%	$6,504,036	$6,678,741
Tax equivalent adjustment	25,986	75,626	0.53%	1.51%	—	—

Interest-earning assets - tax equivalent	257,758	307,026	5.28%	6.13%	6,504,036	6,678,741
Interest-bearing liabilities	119,448	126,801	2.50%	2.58%	6,371,512	6,562,922

Tax equivalent net interest income / spread	138,310	180,225	2.78%	3.55%	132,524	115,819

Tax equivalent interest rate margin			2.84%	3.60%

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	134,378	149,755	4.09%	4.22%	4,379,651	4,731,385
Trading securities	—	—	0.00%	0.00%	882	219
Money market investments	792	263	0.28%	0.10%	373,350	365,281

	135,170	150,018	3.79%	3.92%	4,753,883	5,096,885

Loans not covered under shared loss agreements with the FDIC:
Mortgage	36,974	42,657	5.61%	6.14%	879,463	926,503
Commercial	10,616	8,592	5.78%	5.69%	245,053	201,400
Leasing	1,028	117	9.21%	5.26%	14,877	2,963
Consumer	2,477	1,784	8.48%	9.13%	38,941	26,058

	51,095	53,150	5.78%	6.13%	1,178,334	1,156,924

Loans covered under shared loss agreements with the FDIC:
Loans secured by residential properties	10,977	6,493	8.46%	7.84%	172,977	110,410
Commercial and construction	27,001	15,349	11.23%	8.60%	320,513	237,861
Leasing	6,325	5,436	13.25%	11.28%	63,659	64,249
Consumer	1,204	954	10.94%	10.25%	14,669	12,412

	45,507	28,232	10.61%	8.86%	571,819	424,932

	96,602	81,382	7.36%	6.86%	1,750,153	1,581,856

	231,772	231,400	4.75%	4.62%	6,504,036	6,678,741

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	170,834	120,091
Now accounts	9,772	10,972	1.68%	2.17%	774,521	672,834
Savings and money market	2,715	2,074	1.49%	1.67%	243,529	165,991
Individual retirement accounts	7,527	7,796	2.80%	3.13%	358,516	332,412
Retail certificates of deposits	8,211	7,691	2.42%	2.69%	453,325	381,536

Total retail deposits	28,225	28,533	1.88%	2.27%	2,000,724	1,672,864

Institutional deposits	2,846	3,773	1.70%	1.43%	222,940	352,942
Brokered deposits	4,289	3,568	2.39%	3.01%	239,169	158,120

Total wholesale deposits	7,135	7,341	2.06%	1.92%	462,109	511,062

	35,360	35,874	1.91%	2.19%	2,462,834	2,183,925

Borrowings:

Securities sold under agreements to repurchase	70,878	75,900	2.74%	2.84%	3,445,167	3,566,309
Advances from FHLB and other borrowings	9,231	9,147	3.83%	3.75%	321,686	325,191
FDIC-guaranteed term notes	3,063	3,063	3.86%	3.86%	105,742	105,677
Purchase money note issued to the FDIC	—	1,887	—	0.73%	0	345,736
Subordinated capital notes	916	930	3.38%	3.44%	36,083	36,083

	84,088	90,927	2.87%	2.77%	3,908,678	4,378,996

	119,448	126,801	2.50%	2.58%	6,371,512	6,562,922

Net interest income / spread	$112,324	$104,599	2.25%	2.04%

Interest rate margin			2.30%	2.09%

Excess of average interest-earning assets over average interest-bearing liabilities					$132,524	$115,819

Average interest-earning assets to average interest-bearing liabilities ratio					102.08%	101.76%

				Volume	Rate	Total
C - CHANGES IN NET INTEREST INCOME DUE TO:
Interest Income:
Investments				$(10,096)	$(4,752)	$(14,848)
Loans				10,743	4,477	15,220

				647	(275)	372

Interest Expense:
Deposits				4,581	(5,095)	(514)
Repurchase agreements				(2,578)	(2,444)	(5,022)
Other borrowings				(1,984)	167	(1,817)

				19	(7,372)	(7,353)

Net Interest Income				$628	$7,097	$7,725

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

Net interest income amounted to $32.5 million and $112.3 million for the quarter and nine-month period ended September 30, 2011, respectively, a decrease of 15.0% and an increase 7.4% from $38.2 million and $104.6 million for the same periods in 2010. These changes reflect an 11.8% decrease and a 0.2% increase in interest income for the quarter and nine-month period ended September 30, 2011, respectively, as compared to the same periods of 2010.

Interest rate spread decreased 18 basis points to 1.96% for the quarter ended September 30, 2011 from 2.15% in the quarter ended September 30, 2010, and increased 21 basis points to 2.25% for the nine-month period ended September 30, 2011 from 2.04% for the same period in 2010. The decrease in the quarter spread reflects a 10 basis point increase in the average yield of interest earning assets to 4.47% in the quarter ended September 30, 2011 from 4.57% in the quarter ended September 30, 2010, and an increase of 8 basis points in the average cost of funds to 2.50% in the quarter ended September 30, 2011 from 2.42% in the quarter ended September 30, 2010. The increase in the year-to-date period reflects a 13 basis point increase in the average yield of interest earning assets to 4.75% in the nine-month period ended September 30, 2011 from 4.62% for the same period in 2010, and a 8 basis point decrease in the average cost of funds to 2.50% in the nine-month period ended September 30, 2011 from 2.58% for the same period in 2010, as further explained below.

The decrease in interest income for the quarter was primarily the result of an $8.9 million decrease in interest-earning assets volume variance, and a decrease of $614 thousand in interest rate variance. The nine-month period increase in interest income was primarily the result of a $647 thousand increase in volume variance, partially offset by a decrease of $275 thousand in rate variance. Interest income from loans increased 45.8% to $35.5 million and increased 18.7% to $96.6 million for the quarter and nine-month period ended September 30, 2011, respectively, mainly due to the contribution of loans acquired. Interest income on investments decreased 22.9% to $36.2 million and decreased 9.9% to $135.2 million for the quarter and nine-month period ended September 30, 2011, compared to $46.9 million and $150.0 million for the same periods in 2010, reflecting an increase in premium amortization in the third quarter of 2011 due to the decline in interest rates which caused an increase in prepayment speeds, and lower balance in the investment securities portfolio.

Interest expense decreased 8.9% and 5.8% reaching $39.2 million and $119.4 million for the quarter and nine-month period ended September 30, 2011, respectively. The quarterly decrease was primarily the result of a $2.3 million decrease in interest-earning liabilities volume variance, and a decrease of $1.6 million in interest rate variance. The nine-month period decrease was primarily the result of a $7.4 million decrease in rate variance. The decrease for the quarter is mainly due to a reduction in average interest-bearing liabilities balances, which decreased $852.1 million from the previous year quarter to $6.3 billion. The year-to-date decrease is due to a reduction in the cost of funds, which decreased 8 basis points to 2.50% from the previous year nine-month period. For the quarter and nine-month period ended September 30, 2011, there was a reduction in the cost of funds, mainly due to the premium amortization on certificates of deposit assumed in the FDIC-assisted acquisition and due to the maturing of higher-priced retail certificates of deposits. For the quarter and nine-month period ended September 30, 2011, the cost of deposits decreased by 9 basis points and 28 basis points to 1.94% and 1.91%, respectively, compared to 2.03% and 2.19% for the same periods in 2010.

For the quarter and nine-month period ended September 30, 2011, the average balances of total interest-earning assets were $6.416 billion and $6.504 billion, respectively, a 9.7% and 2.6% decrease from the same periods in 2010. The decrease in the quarterly average balance of interest-earning assets was mainly attributable to a 9.6% decrease in average investments, and a 10.1% decrease in average loans. The decrease in the year-to-date average balance of interest-earning assets was mainly attributable to a 6.7% decrease in average investments, partially offset by a 10.6% increase in average loans. As of September 30, 2011, the Group had $517.3 million in cash and cash equivalents versus $448.9 million as of December 31, 2010.

For the quarter and nine-month period ended September 30, 2011, the average yield on interest-earning assets was 4.47% and 4.75%, respectively, compared to 4.57% and 4.62% for the same periods in 2010. For both periods in 2011 there were higher average yields in the loan portfolio, mainly due to the aforementioned covered loans acquired in the FDIC-assisted acquisition with an average yield of 13.73% and 10.61% for the quarter and nine-month period ended September 30, 2011, respectively. Also, the investment portfolio yield decreased to 3.08% and 3.79% in the quarter and nine-month period ended September 30, 2011, versus 3.61% and 3.92% for the same periods in 2010.

TABLE 2 - NON-INTEREST INCOME SUMMARY

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

	Quarter ended September 30,			Nine-month Period ended September 30,
	2011	2010	Variance %	2011	2010	Variance %
Wealth management revenues	$5,387	$4,613	16.8%	$14,641	$13,250	10.5%
Banking service revenues	3,261	3,442	-5.3%	10,404	8,105	28.4%
Mortgage banking activities	2,623	3,418	-23.3%	7,017	7,555	-7.1%

Total banking and wealth management revenues	11,271	11,473	-1.8%	32,062	28,910	10.9%

Total other-than-temporarily impaired securities	—	(14,739)	100.0%	—	(39,674)	100.0%
Portion of loss on securities recognized in other comprehensive income	—	—	0.0%	—	22,508	-100.0%

Other-than-temporary impairments on securities	—	(14,739)	100.0%	—	(17,166)	100.0%

Net accretion (amortization) of FDIC loss-share indemnification asset	(2,422)	1,600	-251.4%	(191)	2,914	-106.6%
Fair value adjustment on FDIC equity appreciation instrument	—	—	0.0%	—	909	-100.0%
Net gain (loss) on:				—
Sale of securities	13,971	13,954	0.1%	23,102	37,807	-38.9%
Derivatives	(564)	(22,580)	97.5%	(8,135)	(59,832)	86.4%
Early extinguishment of repurchase agreement	(4,790)	—	-100.0%	(4,790)	—	-100.0%
Trading securities	14	4	250.0%	(23)	2	-1250.0%
Foreclosed real estate	(199)	(140)	-42.1%	(334)	(283)	-18.0%
Other	(93)	(35)	-165.7%	(113)	(18)	-527.8%

	5,917	(21,936)	127.0%	9,516	(35,667)	126.7%

Total non-interest income (loss), net	$17,188	$(10,463)	264.3%	$41,578	$(6,757)	715.3%

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by the gathering of financial assets by the securities broker-dealer subsidiary, the level of investment and mortgage banking activities, and the fees generated from loans, deposit accounts, and insurance activities. It is also affected by the net accretion (amortization) of the FDIC shared-loss indemnification asset, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank.

Non-interest income totaled $17.2 million and $41.6 million for the quarter and nine-month period ended September 30, 2011, an increase of $27.7 million and $48.3 million, when compared to a non-interest loss of $10.5 million and a non-interest loss of $6.8 million during the same periods in 2010. These increases are mainly related to the fact that during the quarter and nine-month period ended September 30, 2011 the Group did not record significant losses on derivatives as compared to the same periods in 2010. During the nine-month period ended September 30, 2011, the Group recorded $8.1 million in derivative losses, primarily as a result of the strategic decision to sell remaining swap options at a loss of $2.2 million and purchase new swaps to manage interest rate risk and apply hedge accounting to them. Following the same strategic decision, the Group entered into new swaps with an aggregate notional amount of $1.425 billion designated as cash flow hedges. An unrealized loss of $48.1 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2011.

Wealth management revenues, consisting of commissions and fees from fiduciary activities, securities brokerage, and insurance activities, increased 16.8% to $5.4 million and 10.5% to $14.6 million in the quarter and nine-month period ended September 30, 2011, from $4.6 million and $13.3 million for the same periods in 2010. Banking service revenues, consisting primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 5.3% to $3.3 million and increased 28.4% to $10.4 million in the quarter and nine-month period ended September 30, 2011 from $3.4 million and $8.1 million for the same periods in 2010.

This increase in the nine-month period ended September 30, 2011 is attributable to increases in electronic banking service fees and fees generated from the customers of the former Eurobank banking business.

Income generated from mortgage banking activities decreased 23.3% to $2.6 million and 7.1% to $7.0 million in the quarter and nine-month period ended September 30, 2011, from $3.4 million and $7.6 million for the same periods in 2010.

During the quarter and nine-month period ended September 30, 2010, the Group recorded other-than-temporary impairment losses of $14.7 million and $17.2 million, respectively. There were no other-than-temporary impairment losses recorded for the quarter and nine-month period ended September 30, 2011.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in thousands)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2011	2010	Variance %	2011	2010	Variance %
Compensation and employee benefits	$11,593	$11,686	-0.8%	$34,511	$30,369	13.6%
Professional and service fees	5,305	5,480	-3.2%	16,506	11,552	42.9%
Occupancy and equipment	4,369	5,486	-20.4%	12,988	13,484	-3.7%
Insurance	1,302	1,651	-21.1%	4,933	5,218	-5.5%
Electronic banking charges	1,375	1,322	4.0%	3,984	3,112	28.0%
Taxes, other than payroll and income taxes	1,184	1,641	-27.8%	3,422	3,759	-9.0%
Advertising, business promotion, and strategic initiatives	1,686	1,275	32.2%	4,386	3,339	31.4%
Loan servicing and clearing expenses	975	1,022	-4.6%	3,072	2,538	21.0%
Foreclosure and repossession expenses	813	694	17.1%	2,303	1,520	51.5%
Communication	391	826	-52.7%	1,212	1,905	-36.4%
Director and investor relations	352	396	-11.1%	977	1,098	-11.0%
Printing, postage, stationery and supplies	292	299	-2.3%	937	795	17.9%
Other operating expenses	770	927	-16.9%	2,661	2,261	17.7%

Total non-interest expenses	$30,407	$32,705	-7.0%	$91,892	$80,950	13.5%

Relevant ratios and data:
Efficiency ratio	69.55%	65.89%		63.64%	60.63%

Expense ratio	1.19%	1.19%		1.23%	1.04%

Compensation and benefits to non-interest expense	38.13%	35.73%		37.56%	37.52%

Compensation to total assets owned	0.66%	0.63%		0.66%	0.55%

Average number of employees	720	846		724	716

Average compensation per employee	$64.4	$55.3		$63.6	$56.6

Assets owned per average employee	$9,753	$8,735		$9,699	$10,321

Non-interest expenses for the quarter ended September 30, 2011 decreased 7.0% to $30.4 million, compared to $32.7 million for the same period in 2010. For the nine-month period ended September 30, 2011, non-interest expenses reached $91.9 million, representing an increase of 13.5% compared to $81.0 million for the same period in 2010. The quarter decrease is mainly due to the Group’s cost reduction strategy. The increase in non-interest expenses for the nine-month period ended September 30, 2011 is primarily driven by higher compensation and employee benefits and by higher professional and service fees, mainly due to the expenses related to the FDIC-assisted acquisition after April 30, 2010.

Compensation and employee benefits remained stable at $11.6 million for the quarter ended September 30, 2011 from $11.7 million for the same period in 2010. For the nine-month period ended September 30, 2011 compensation and employee benefits increased 13.6% to $34.5 million from $30.4 million for the same periods in 2010, mainly because of the integration of former Eurobank employees after April 30, 2010. Average employees reached 720 and 724 for the quarter and nine-month period ended September 30, 2011, respectively, compared to 846 and 716 for the same periods in 2010. The increase for the nine-month period ended September 30, 2011 is also driven by the recruitment of commercial banking personnel as part of the Group’s strategy to continue strengthening this business segment.

Professional and service fees for the quarter ended September 30, 2011 remained stable at $5.3 million compared to the same period in 2010, and increased 42.9% to $16.5 million from the same period in 2010. The increase for the nine-month period ended September 30, 2011 is mainly due to expenses for servicing the loans acquired in the FDIC-assisted acquisition, which commenced in late June 2010.

Occupancy and equipment expense decreased 20.4% to $4.4 million and 3.7% to $13.0 million for the quarter and nine-month period ended September 30, 2011, respectively, compared to the same periods in 2010. These decreases are mainly attributed to fewer branches when compared to the same period of 2010.

Decreases in insurance for the quarter and nine-month period ended September 30, 2011, as compared to same periods in 2010, are principally due to the change in FDIC assessment rates applied to the Bank.

Increases in electronic banking charges for the quarter and nine-month period ended September 30, 2011, compared to the same periods in 2010, are mainly due to increases in point-of-sale (“POS”) transactions and in transactions by new customers from the FDIC-assisted acquisition.

Decreases in taxes, other than payroll and income taxes, for the quarter and nine-month period ended September 30, 2011, as compared to same periods in 2010, are principally due to the effect of the Eurobank integration, which for 2010 contemplated property taxes for all facilities.

Advertising, business promotion, and strategic initiatives for the quarter and nine-month period ended September 30, 2011 increased 32.2% and 31.4%, respectively, as compared to the same periods in 2010 primarily to support the expansion of commercial banking.

In the nine-month period ended September 30, 2011, loan servicing and clearing expenses, foreclosure and repossession expenses, printing, postage, stationery and supplies, and other operating expenses increased 21.0%, 51.5%, 17.9% and 17.7%, respectively, and communication expenses and director and investor relations decreased 36.4% and 11.0% compared to the nine-month period ended September 30, 2010.

The non-interest expense results reflect an efficiency ratio of 69.5% and 63.6% for the quarter and nine-month period ended September 30, 2011, compared to 65.9% and 60.6% for the quarter and nine-month period ended September 30, 2010. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to gains of $5.9 million and $9.5 million for the quarter and nine-month period ended September 30, 2011, respectively, compared to losses of $21.9 million and $35.7 million for the quarter and nine-month period ended September 30, 2010, respectively.

For the quarter ended September 30, 2011, the Group recorded an income tax expense of $580 thousand, as compared to a benefit of $1.3 million for the same quarter in 2010. The variance is attributed to a net income before taxes of $17.4 million for the quarter ended September 30, 2011, as compared to a net loss before taxes of $9.1 million for the same quarter in 2010. For the nine-month period ended September 30, 2011, the income tax expense was $5.7 million, as compared to a benefit of $82 thousand for the same period in 2010. This increase reflects a $5.4 million expense related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30% as a result of the newly enacted 2011 Code, partially reduced by the various contingencies settled with the Puerto Rico Treasury Department during the quarter ended June 30, 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had accrued for this purpose. As part of the settlement reached, all taxable years prior to 2010 are closed for purposes of any assessments of additional income taxes by the Puerto Rico Treasury Department. Also, mortgage tax credits amounting to $2.6 million will be available during the years 2011 and 2012, at $1.3 million per year, to offset any taxable income. The Group expects to obtain benefits from this reduction in tax rates on future corporate tax filings. For the quarter and nine-month period ended September 30, 2011 the effective tax rate of the Group reached 3.34% and 10.89% compared to an effective tax benefit of 14.13% and 1.75% for the same periods in 2010. Included in the aforementioned effective tax rate for the nine-month period ended September 30, 2011, is the net effect of the change in the enacted tax rate of 10.31% and the benefits recorded from the settlement of contingencies with the Puerto Rico Treasury Department of (5.87%).

TABLE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2011	2010	%	2011	2010	%
	(Dollars in thousands)
Non-covered loans
Balance at beginning of period	$34,229	$28,002	22.2%	$31,430	$23,272	35.1%
Provision for non-covered loan and lease losses	3,800	4,100	-7.3%	11,400	12,214	-6.7%
Charge-offs	(2,281)	(2,517)	-9.4%	(7,292)	(6,125)	19.1%
Recoveries	121	55	120.2%	331	279	18.6%

Balance at end of period	$35,869	$29,640	21.0%	$35,869	$29,640	21.0%

Covered loans
Balance at beginning of period	$53,036	$—	100.0%	$49,286	$—	100.0%
Recapture for covered loan and lease losses	(1,936)	—	100.0%	(1,387)	—	100.0%
FDIC shared-loss portion on provision for covered loan and lease losses	(13,860)	—	100.0%	(10,659)	—	100.0%

Balance at end of period	$37,240	$—	100.0%	$37,240	$—	100.0%

TABLE 5 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	September 30, 2011	December 31, 2010	Variance (%)
	(Dollars in thousands)
Mortgage	$21,230	$16,179	31.2%
Commercial	11,119	11,153	-0.3%
Consumer	1,701	2,286	-25.6%
Leasing	1,447	860	68.3%
Unallocated allowance	372	952	-60.9%

	$35,869	$31,430	14.1%

Allowance composition:
Mortgage	59.19%	51.47%	15.0%
Commercial	31.00%	35.49%	-12.7%
Consumer	4.74%	7.27%	-34.8%
Leasing	4.03%	2.74%	47.2%
Unallocated allowance	1.04%	3.03%	-65.8%

	100.00%	100.00%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.54%	1.85%	37.1%
Commercial	4.11%	4.75%	-13.5%
Consumer	4.57%	6.36%	-28.1%
Leasing	6.80%	8.38%	-18.9%
Unallocated allowance to total loans	0.03%	0.08%	-60.1%

Total allowance to total loans	3.08%	2.72%	13.1%

Allowance coverage ratio to non-performing loans:
Mortgage	22.54%	16.51%	36.5%
Commercial	29.67%	47.22%	-37.2%
Consumer	255.02%	300.00%	-15.0%
Leasing	1215.97%	2457.14%	-50.5%

Total	27.08%	25.59%	5.8%

TABLE 6 — NET CREDIT LOSSES STATISTICS ON NON-COVERED LOAN AND LEASES

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2011 AND 2010

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2011	2010	%	2011	2010	%
	(In thousands)			(In thousands)

Mortgage
Charge-offs	$(1,391)	$(432)	222.0%	$(4,480)	$(2,871)	56.0%
Recoveries	—	—	0.0%	45	76	-40.8%

	(1,391)	(432)	222.0%	(4,435)	(2,795)	58.7%

Commercial
Charge-offs	(440)	(1,720)	-74.4%	(1,478)	(2,221)	-33.5%
Recoveries	56	10	460.0%	108	32	237.5%

	(384)	(1,710)	-77.5%	(1,370)	(2,189)	-37.4%

Consumer
Charge-offs	(368)	(365)	0.8%	(1,160)	(1,033)	12.3%
Recoveries	63	45	40.0%	175	171	2.3%

	(305)	(320)	-4.7%	(985)	(862)	14.3%

Leasing
Charge-offs	(82)	—	100.0%	(174)	—	100.0%
Recoveries	2	—	100.0%	3	—	100.0%

	(80)	—	0.0%	(171)	—	0.0%

Net credit losses
Total charge-offs	(2,281)	(2,517)	-9.4%	(7,292)	(6,125)	19.1%
Total recoveries	121	55	120.0%	332	279	19.0%

	$(2,160)	$(2,462)	-12.3%	$(6,960)	$(5,846)	19.1%

Net credit losses to average loans outstanding:
Mortgage	0.64%	0.19%	236.8%	0.38%	0.40%	-5.0%

Commercial	0.59%	3.30%	-82.2%	0.42%	1.45%	-71.1%

Consumer	3.22%	4.41%	-26.9%	1.90%	4.41%	-57.0%

Leasing	1.72%	0.00%	100.0%	0.86%	0.00%	100.0%

Total	0.73%	0.85%	-14.0%	0.44%	0.67%	-34.2%

Recoveries to charge-offs	5.30%	2.19%	142.8%	4.55%	4.56%	0.0%

Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$866,947	$921,772	-5.9%	$879,463	$926,503	-5.1%
Commercial	260,932	206,994	26.1%	245,053	201,400	21.7%
Consumer	37,891	29,049	30.4%	38,941	26,058	49.4%
Leasing	18,584	3,688	403.9%	14,877	2,963	402.1%

Total	$1,184,354	$1,161,503	2.0%	$1,178,334	$1,156,924	1.9%

The provision for non-covered loan and lease losses for the quarter ended September 30, 2011 totaled $3.8 million, a 7.3% decrease from the $4.1 million reported for the same quarter in 2010. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the quarter ended September 30, 2011 was sufficient in order to maintain the allowance for loan and lease losses at an adequate level. The allowance for loan and lease losses provides for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses.

Net credit losses slightly decreased $301 thousand to $2.2 million for the quarter ended September 30, 2011, representing 0.73% of average non-covered loans outstanding, versus 0.85% in the same period in 2010. The allowance for non-covered loan and lease losses increased to $35.9 million (3.00% of total non-covered loans) at September 30, 2011, compared to $31.4 million (2.66% of total non-covered loans) at December 31, 2010.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market value. The portfolios of mortgage and consumer loans are considered homogeneous and are evaluated collectively for impairment. For the commercial loan portfolio, all loans over $250 thousand and over 90-days past due are evaluated for impairment. At September 30, 2011, the total investment in impaired commercial loans was $35.1 million, compared to $25.9 million at December 31, 2010. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependant. The valuation allowance for impaired commercial loans amounted to approximately $1.8 million and $823 thousand at September 30, 2011 and December 31, 2010, respectively. At September 30, 2011, the total investment in impaired mortgage loans was $46.5 million (December 31, 2010 - $34.0 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.0 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.

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

In the current year, the Group has not changed in any material respect its overall approach in the determination of the allowance for loan and lease losses. There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the allowance for loan and lease losses in the quarter and nine-month period ended September 30, 2011. However, during the quarter ended September 30, 2011, the Group disaggregated the commercial loan portfolio to commercial loans secured by existing commercial real estate properties and other commercial loans for purposes of evaluating the allowance for loan and lease losses.

The loans covered by the FDIC shared-loss agreements were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. Each quarter, actual cash flows on covered loans are reviewed against the cash flows expected to be collected. If it is deemed probable that the Group will be unable to collect all of the cash flows previously expected (e.g., the cash flows expected to be collected at acquisition adjusted for any probable changes in estimate thereafter), the covered loans shall be deemed impaired and an allowance for covered loan and lease losses will be recorded. When there is a probable significant increase in cash flows expected to be collected or if the actual cash flows collected are significantly greater than those previously expected, the Group will reduce any allowance for loan and lease losses established after acquisition for the increase in the present value of cash flows expected to be collected, and recalculate the amount of accretable yield for the loan based on the revised cash flow expectations.

Due to effective servicing and collection, actual cash flows have exceeded original estimates since the date of the FDIC-assisted acquisition. As a result, the Group recorded a net recapture of the loss provision on covered loan and lease losses of $1.4 million during the nine-month period ended September 30, 2011. No recapture was recorded during the nine-month period ended September 30, 2010.

TABLE 7 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

AS OF SEPTEMBER 30, 2011

	Higher-Risk Residential Mortgage Loans*
	Junior Lien Mortgages			Interest Only Loans			High Loan-to-Value Ratio Mortgages
							LTV 90% to 100%
	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$19,353	$327	1.69%	$32,083	$792	2.47%	$90,488	$1,716	1.90%
90 - 119 days	61	2	3.28%	228	9	3.95%	916	37	4.04%
120 - 179 days	334	13	3.89%	157	14	8.92%	1,338	68	5.08%
180 - 364 days	1,122	49	4.37%	1,310	113	8.63%	5,072	279	5.50%
365+ days	1,724	233	13.52%	3,972	1,178	29.66%	9,965	1,681	16.87%

Total	$22,594	$624	2.76%	$37,750	$2,106	5.58%	$107,779	$3,781	3.51%

Percentage of total loans not covered by FDIC shared-loss agreements	1.88%			3.15%			8.98%

Refinanced or Modified Loans:
Amount	$2,652	$175	6.60%	$—	$—	—	$15,031	$1,006	6.69%

Percentage of Higher-Risk Loan Category	11.74%			0.00%			13.95%

Loan-to-Value Ratio:
Under 70%	$16,893	$431	2.55%	$5,624	$288	5.12%	$—	$—	—
70% - 79%	3,061	86	2.81%	7,891	563	7.13%	—	—	—
80% - 89%	1,796	41	2.28%	9,481	458	4.83%	—	—	—
90% - 100%	844	66	7.82%	14,754	797	5.40%	107,779	3,781	3.51%

	$22,594	$624	2.76%	$37,750	$2,106	5.58%	$107,779	$3,781	3.51%

*	Loans may be included in more than one higher-risk loan category

TABLE 8 — NON-PERFORMING ASSETS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010	Variance (%)
	(Dollars in thousands)

Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$23,522	$2,327	910.8%
Other loans	108,923	71,236	52.9%
Accruing loans
Troubled Debt Restructuring loans	—	3,371	-100.0%
Other loans	—	45,490	-100.0%

Total non-performing loans	$132,445	$122,424	8.2%
Foreclosed real estate not covered under the shared-loss agreement with the FDIC	14,675	11,969	22.6%
Mortgage loans held for sale in non-accrual	1,457	—	100.0%

	$148,577	$134,393	10.6%

Non-performing assets to total assets, excluding covered assets	2.28%	2.03%	12.3%

Non-performing assets to total capital	20.25%	18.35%	10.4%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2011	2010	2011	2010
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,654	$870	$4,152	$2,163

The increase in non-accruing loans is mainly related to the policy change performed during the second quarter of 2011, to place on non-accrual status residential mortgage loans well collaterized and in process of collection when reaching 90 days past due. Furthermore, the increase in troubled debt restructuring loans in non-accrual status reflects an increase of $15.3 million in commercial loans classified as troubled debt restructurings and non-performing.

TABLE 9 — NON-PERFORMING LOANS

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30, 2011	December 31, 2010	Variance (%)
	(Dollars in thousands)

Non-performing loans:
Mortgage	$94,186	$98,008	-3.9%
Commercial	37,471	23,619	58.6%
Consumer	669	762	-12.3%
Leasing	119	35	240.0%

Total	$132,445	$122,424	8.2%

Non-performing loans composition percentages:
Mortgage	71.1%	80.1%
Commercial	28.3%	19.3%
Consumer	0.5%	0.6%
Leasing	0.1%	0.0%

Total	100.0%	100.0%

Non-performing loans to:
Total loans, excluding covered loans	11.40%	10.65%	7.0%

Total assets, excluding covered assets	2.06%	1.85%	11.5%

Total capital	18.23%	16.72%	9.1%

Total non-performing loans as of September 30, 2011 and December 31, 2010 amounting to $132.4 million and $122.4 million do not include loans classified as current and modified under troubled debt restructuring programs. Total investment in mortgage loans with troubled debt restructuring amounted to $46.5 million as of September 30, 2011 and $34.0 million as of December 31, 2010. Out of these amounts, a total of $39.2 million and $29.3 million, respectively, were not included in the aforementioned non-performing loan amounts because the loans were current in their payment schedules. Also, as of September 30, 2011, a total of $16.3 million in commercial loans have been modified, all of which are considered in the non-performing loan amounts; as of December 31, 2010, a total of $6.7 million in commercial loans were modified, of which $5.7 million were not considered in the non-performing loan amounts because the loans were current.

The following is a detailed description of each of the items that comprise non-performing assets:

•

Mortgage loans - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At September 30, 2011, the Group’s non-performing mortgage loans totaled $94.2 million (71.1% of the Group’s non-performing loans), a 3.9% decrease from $98.0 million (80.1% of the Group’s non-performing loans) at December 31, 2010. Non-performing loans in this category are primarily residential mortgage loans. Up to March 31, 2011, residential mortgage loans well collateralized and in process of collection were placed on non-accrual status when reaching 365 days past due. On April 1, 2011, the Bank changed its policy on a prospective basis, to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due at the time the policy was changed were also placed on non-accrual status, and the interest receivable on such loans at the time the policy was changed is evaluated at least on a quarterly basis against the collateral underlying the loans, and written-down, if necessary. On April 1, 2011, mortgage loans between 90 and 365 days past due that were placed in non-accrual status amounted to $39.8 million.

•

Commercial loans - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2011, the Group’s non-performing commercial loans amounted to $37.5 million (28.3% of the Group’s non-performing loans), a 58.6% increase when compared to non-performing commercial loans of $23.6 million at December 31, 2010 (19.3% of the Group’s non-performing loans). Approximately 74% of this portfolio is collateralized by commercial real estate properties.

•

Consumer loans - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2011, the Group’s non-performing consumer loans amounted to $669 thousand (0.5% of the Group’s total non-performing loans), a 12.3% decrease from $762 thousand at December 31, 2010 (0.6% of total non-performing loans).

•

Leases - are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2011, the Group’s non-performing leases amounted to $119 thousand (0.1% of the Group’s total non-performing loans), an increase of 240.0% from $35 thousand at December 31, 2010 (0.0% of total non-performing loans).

•

Foreclosed real estate - is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended September 30, 2011 amounted to $199 thousand compared to $140 thousand in the quarter ended September 30, 2010. For the nine-month period, net losses on foreclosed real estate amounted to $334 thousand compared to $283 thousand for the same period in 2010.

The Group has two types of mortgage loan modification programs. These are the Loss Mitigation Program and the Nontraditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Group’s losses on non performing mortgage loans. The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by: FHA, VA, RHS, “Banco de la Vivienda de Puerto Rico”; conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC); conventional loans sold to the government-sponsored entities Fannie Mae and Freddie Mac; and conventional loans retained by financial institutions. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure. Loans classified as non-traditional mortgage are: balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced by the credit underwriting guidelines of FHA/VA/FNMA/FMAC, and performing loans not meeting secondary market guidelines, processed by the Group’s current credit and underwriting guidelines. The Group achieves an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as: reducing interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if borrower qualifies, performing a loan refinance. There may not be a foreclosure sale scheduled within 60 days prior to performing any of the loan modification programs. This requirement does not apply to loans where the foreclosure process has been stopped by the Group. In order to apply to any of the loan modification programs, the borrower may not be in active bankruptcy or have been discharged from Chapter 7 bankruptcy since the loan was originated.

On October 24, 2011, the Federal Housing Finance Agency (“FHFA”), Freddie Mac and Fannie Mae announced a series of FHFA-directed enhancements to the Home Affordable Refinance Program (“HARP”) in an effort to attract more borrowers who can benefit from refinancing their home mortgages under this program. While final guidance is not due until November 15, 2011, these enhancements entail the relaxation of underwriting guidelines, such as loan-to-value ratio, appraisals, and certain fees, among other things, subject to a variety of qualifications, and the extension of HARP until December 31, 2013. The enhancements do not change the time period for eligible loans, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. The Group does not expect these changes to have a significant impact on its results of operations.

TABLE 10 - ASSETS SUMMARY AND COMPOSITION

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Dollars in thousands)

	September 30, 2011	December 31, 2010	Variance %
Investments:
FNMA and FHLMC certificates	$3,672,899	$3,972,107	-7.5%
Obligations of US Government sponsored agencies	—	3,000	-100.0%
CMO’s issued by US Government sponsored agencies	232,130	177,804	30.6%
GNMA certificates	31,367	127,714	-75.4%
Structured credit investments	40,976	41,693	-1.7%
Puerto Rico Government and agency obligations	81,354	67,663	20.2%
FHLB stock	23,779	22,496	5.7%
Other debt securities	6,166	—	100.0%
Other investments	421	1,480	-71.6%

	4,089,092	4,413,957	-7.4%

Loans:
Loans not covered under shared-loss agreements with the FDIC	1,161,638	1,149,319	1.1%
Allowance for loan and lease losses on non covered loans	(35,869)	(31,430)	-14.1%

Non covered loans receivable, net	1,125,769	1,117,889	0.7%
Mortgage loans held for sale	33,619	33,979	-1.1%

Total loans not covered under shared-loss agreements with the FDIC, net	1,159,388	1,151,868	0.7%
Loans covered under shared-loss agreements with the FDIC	561,730	669,997	-16.2%
Allowance for loan and lease losses on covered loans	(37,240)	(49,286)	24.4%

Total loans covered under shared-loss agreements with the FDIC, net	524,490	620,711	-15.5%

Total loans, net	1,683,878	1,772,579	-5.0%

Securities purchased under agreements to resell	165,000	—	100.0%

Total securities and loans	5,937,970	6,186,536	-4.0%

Other assets:
Cash and due from banks	513,905	344,067	49.4%
Money market investments	3,431	104,869	-96.7%
FDIC loss-share indemnification asset	392,096	473,629	-17.2%
Foreclosed real estate	30,994	26,840	15.5%
Accrued interest receivable	24,246	28,716	-15.6%
Deferred tax asset, net	33,102	30,732	7.7%
Premises and equipment, net	22,498	23,941	-6.0%
Derivative assets	6,707	28,315	-76.3%
Other assets	58,339	63,361	-7.9%

Total other assets	1,085,318	1,124,470	-3.5%

Total assets	$7,023,288	$7,311,006	-3.9%

Investments portfolio composition:
FNMA and FHLMC certificates	89.7%	90.1%
Obligations of US Government sponsored agencies	0.0%	0.1%
CMO’s issued by US Government sponsored agencies	5.7%	4.0%
GNMA certificates	0.8%	2.9%
Structured credit investments	1.0%	0.9%
Puerto Rico Government and agency obligations	2.0%	1.5%
FHLB stock	0.6%	0.5%
Other debt securities and other investments	0.2%	0.0%

	100.0%	100.0%

At September 30, 2011, the Group’s total assets amounted to $7.023 billion, a decrease of 3.9% when compared to $7.311 billion at December 31, 2010, and interest-earning assets reached $5.938 billion, down 4.0%, versus $6.187 billion at December 31, 2010.

At September 30, 2011, the investment portfolio decreased 7.4% to $4.089 billion from $4.414 billion at December 31, 2010, which represents the deleveraging of the Group’s investment securities portfolio and reduced purchases of new investments.

The Group increased its cash position by 15.2% to $517.3 million as of September 30, 2011 from $448.9 million as of December 31, 2010.

The Group’s non-covered loan portfolio is mainly comprised of residential loans, home equity loans, and commercial loans collateralized by existing owner-occupied commercial real estate properties located in Puerto Rico. At September 30, 2011, the Group’s loan portfolio amounted to $1.684 billion, a decrease of 5.0% when compared to the $1.773 billion at December 31, 2010. The loan portfolio decrease was mainly attributable to a decrease in the covered loan portfolio of $96.2 million. Such decrease is mainly due to principal repayments of covered loans.

Total loan production amounted to $288.7 million for the nine-month period ended September 30, 2011, up 6.6% from the same period in 2010. Commercial loan production of $92.3 million increased 38.5%, as compared to the same period in 2010.

The mortgage loan portfolio amounted to $838.7 million (71.9% of the Group’s total non-covered loan portfolio) as of September 30, 2011, as compared to $873.9 million (75.8% of the Group’s total non-covered loan portfolio) as of December 31, 2010. Mortgage production of $52.7 million for the quarter ended September 30, 2011 decreased 23.5% from $68.9 million when compared to the quarter ended September 30, 2010. The Group sells most of its conforming mortgages in the secondary market, retaining the servicing rights to such mortgages.

The commercial loan portfolio amounted to $270.6 million (23.2% of the Group’s total non-covered loan portfolio) as of September 30, 2011, as compared to $235.0 million (20.4% of the Group’s total non-covered loan portfolio) as of December 31, 2010. Commercial loan production increased 14.0% to $30.0 million for the quarter ended September 30, 2011 from $26.4 million for the same period in 2010.

The consumer loan portfolio amounted to $35.7 million (3.1% of the Group’s total non-covered loan portfolio) as of September 30, 2011, as compared to $34.5 million (3.0% of the Group’s total non-covered loan portfolio) as of December 31, 2010.

The lease portfolio amounted to $21.3 million (1.8% of the Group’s total non-covered loan portfolio) as of September 30, 2011, as compared to $10.3 million (0.9% of the Group’s total non-covered loan portfolio) as of December 31, 2010.

The FDIC shared-loss indemnification asset amount to $392.1 million and $473.6 million as of September 30, 2011 and December 31, 2010, respectively. This decrease is mainly related to reimbursements received from the FDIC during 2011.

TABLE 11 - LIABILITIES SUMMARY AND COMPOSITION

AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

(Dollars in thousands)

	September 30, 2011	December 31, 2010	Variance %
	(Dollars in thousands)

Deposits:
Non-interest bearing deposits	$181,711	$170,705	6.4%
Now accounts	797,603	783,744	1.8%
Savings and money market accounts	256,611	235,690	8.9%
Certificates of deposit	1,137,342	1,393,743	-18.4%

	2,373,267	2,583,882	-8.2%

Accrued interest payable	5,097	5,006	1.8%

	2,378,364	2,588,888	-8.1%

Borrowings:
Short term borrowings	46,619	42,460	9.8%
Securities sold under agreements to repurchase	3,356,322	3,456,781	-2.9%
Advances from FHLB	281,753	281,753	0.0%
FDIC-guaranteed term notes	105,112	105,834	-0.7%
Subordinated capital notes	36,083	36,083	0.0%

	3,825,889	3,922,911	-2.5%

Total deposits and borrowings	6,204,253	6,511,799	-4.7%

FDIC net settlement payable	42	22,954	-99.8%
Derivative liabilities	48,146	64	75128.1%
Accrued expenses and other liabilities	42,932	43,858	-2.1%

Total liabilities	$6,295,373	$6,578,675	-4.3%

Deposits portfolio composition percentages:
Non-interest bearing deposits	7.7%	6.6%
Now accounts	33.6%	30.3%
Savings accounts	10.8%	9.1%
Certificates of deposit	47.9%	54.0%

	100.0%	100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	1.0%	1.1%
Securities sold under agreements to repurchase	88.0%	88.1%
Advances from FHLB	7.4%	7.2%
FDIC-guaranteed term notes	2.7%	2.7%
Subordinated capital notes	0.9%	0.9%

	100.0%	100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,356,322	$3,456,781

Daily average outstanding balance	$3,445,167	$3,545,889

Maximum outstanding balance at any month-end	$3,466,480	$3,566,588

At September 30, 2011, the Group’s total liabilities totaled $6.295 billion, 4.3% lower than the $6.579 billion at December 31, 2010. This decrease is mostly due to a decrease of $210.5 million in deposits and a decrease of $97.0 million in borrowings. Deposits and borrowings, the Group’s funding sources, amounted to $6.204 billion at September 30, 2011 versus $6.512 billion at December 31, 2010, a 4.7% decrease. Borrowings represented 61.7% of interest-bearing liabilities and deposits represented 38.3% as of September 30, 2011. At September 30, 2011, deposits totaled $2.378 billion, down 8.1% from $2.589 billion at December 31, 2010. Brokered deposits decreased $73.3 million or 26.3% to $205.6 million. In addition, institutional deposits decreased $96.6 million or 34.4% to $184.0 million.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes, subordinated capital notes, and other borrowings. At September 30, 2011, borrowings amounted to $3.826 billion, 2.5% lower than the $3.923 billion recorded at December 31, 2010. Repurchase agreements as of September 30, 2011 amounted to $3.356 billion which decreased 2.9% as compared to December 31, 2010, as a result of a deleveraging of a $100.0 million repurchase agreement on August 16, 2011.

At September 30, 2011, short term borrowings amounted to $46.6 million, 9.8% higher than the $42.5 million reported at December 31, 2010. Short term borrowings mainly consist of deposits of the Puerto Rico Cash & Money Market Fund.

The FHLB system functions as a source of credit for financial institutions that are members of a regional FHLB. As a member of the FHLB, the Group may obtain advances from the FHLB, secured by the FHLB stock owned by the Group and certain of the Group’s mortgage loans. Advances from the FHLB amounted to $281.8 million as of September 30, 2011 and December 31, 2010. These advances mature from May 2012 through May 2014.

In March 2009, the Group’s banking subsidiary issued $105.0 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the note is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. This cost has been deferred and is being amortized over the term of the notes.

Stockholders’ Equity

Taking into consideration the Group’s strong capital position, the quarterly cash dividend per common share was increased by 25% to $0.05 per share on November 24, 2010. On an annualized basis, this represents an increase to $0.20 per share, from $0.16, or an estimated annual increase of $1.9 million, based on 46.3 million shares outstanding at December 31, 2010. In addition, on February 3, 2011, the Group announced that its Board of Directors had approved a stock repurchase program pursuant to which the Group was authorized to purchase in the open market up to $30.0 million of its outstanding shares of common stock. In June 2011, the Group announced the completion of its $30.0 million stock repurchase program and the approval by the Board of Directors of a new program to purchase an additional $70.0 million of common stock in the open market. As part of the $30.0 million repurchase program, during the nine-month period ended September 30, 2011, the Group repurchased 2,406,303 shares at an average price of $12.10 per share.

At September 30, 2011, the Group’s total stockholders’ equity was $727.9 million, a 0.6% decrease, when compared to $732.3 million at December 31, 2010. This decrease reflects stock repurchases under the aforementioned $30.0 million stock repurchase program, and the unrealized loss of $48.1 million of new interest rate swaps designated as cash flow hedges; partially offset by an increase of approximately $34.0 million in the fair value of the investment securities portfolio, and net income for the nine-month period ended September 30, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At September 30, 2011, Tier I Leverage Capital Ratio was 10.12% (2.53 times the requirement of 4.00%), Tier I Risk-Based Capital Ratio was 31.47% (7.87 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 32.74% (4.09 times the requirement of 8.00%).

The following are the consolidated capital ratios of the Group at September 30, 2011, and December 31, 2010, and the common dividend data for the nine-month periods ended September 30, 2011 and 2010:

TABLE 12 — CAPITAL, DIVIDENDS AND STOCK DATA

(In thousands, except for per share data)

	September 30, 2011	December 31, 2010	Variance %
Capital data:
Stockholders’ equity	$727,916	$732,331	-0.6%
Regulatory Capital Ratios data:
Leverage Capital Ratio	10.12%	9.50%	6.5%
Minimum Leverage Capital Ratio Required	4.00%	4.00%
Actual Tier 1 Capital	$705,939	$699,415	0.9%
Minimum Tier 1 Capital Required	$279,070	$294,472	-5.2%
Excess over regulatory requirement	$426,868	$404,943	5.4%

Tier 1 Risk-Based Capital Ratio	31.47%	31.04%	1.4%
Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%
Actual Tier 1 Risk-Based Capital	$705,939	$699,415	0.9%
Actual Tier 1 Common Equity Capital	$637,939	$699,415	-8.8%
Minimum Tier 1 Risk-Based Capital Required	$89,742	$90,139	-0.4%
Excess over regulatory requirement	$616,196	$609,276	1.1%
Risk-Weighted Assets	$2,243,558	$2,253,487	-0.5%

Total Risk-Based Capital Ratio	32.74%	32.32%	1.3%
Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%
Actual Total Risk-Based Capital	$734,547	$728,241	0.9%
Minimum Total Risk-Based Capital Required	$179,485	$180,279	-0.4%
Excess over regulatory requirement	$555,062	$547,962	1.3%

Risk-Weighted Assets	$2,243,558	$2,253,487	-0.4%

Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	9.34%	9.03%	3.4%

Tangible common equity to risk-weighted assets	29.24%	29.30%	-0.2%

Total equity to total assets	10.36%	10.02%	3.5%

Total equity to risk-weighted assets	32.44%	32.50%	-0.2%

Tier 1 common equity to risk-weighted assets	28.43%	28.02%	1.5%

Tier 1 common equity	$637,939	$699,415	1.0%

Stock data:
Outstanding common shares	44,015	46,349	-5.0%

Book value per common share	$14.99	$14.33	4.6%

Market price at end of period	$9.67	$12.49	-22.6%

Market capitalization at end of period	$425,625	$578,899	-26.5%

	Nine-Month Period Ended September 30,		Variance %

	2011	2010
Common dividend data:
Cash dividends declared	$6,677	$4,499	48.4%

Cash dividends declared per share	$0.15	$0.12	25.0%

Payout ratio	16.02%	-18.28%	-187.6%

Dividend yield	1.55%	0.90%	71.9%

The table that follows provides a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands, except share or per share information)
Total stockholders’ equity	$727,916	$732,331
Preferred stock	(68,000)	(68,000)
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,221)	(1,328)

Total tangible common equity	$655,994	$660,302

Total assets	7,023,288	7,311,006
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,221)	(1,328)

Total tangible assets	$7,019,366	$7,306,977

Tangible common equity to tangible assets	9.35%	9.04%
Common shares outstanding at end of period	44,014,791	46,348,667

Tangible book value per common share	$14.90	$14.25

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

The table below reconciles the Group’s total common equity (GAAP) at September 30, 2011 and December 31, 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	September 30, 2011	December 31, 2010
	(In thousands)
Common stockholders’ equity	$659,916	$664,331
Unrealized gains on available-for-sale securities, net of income tax	(68,111)	(36,988)
Unrealized losses on cash flow hedges, net of income tax	43,392	—
Disallowed deferred tax assets	(27,335)	(25,930)
Disallowed servicing assets	(1,001)	(969)
Intangible assets:
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,221)	(1,328)
Subordinated capital notes	35,000	35,000

Total Tier 1 common equity	$637,939	$631,415

Tier 1 common equity to risk-weighted assets	28.43%	28.02%

The following table presents the Group’s capital adequacy information at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
Risk-based capital:
Tier I capital	$705,939	$699,415
Supplementary (Tier II) capital	28,608	28,826

Total Capital	$734,547	$728,241

Risk-weighted assets:
Balance sheet items	$2,197,640	$2,216,120
Off-balance sheet items	45,918	37,367

Total risk-weighted assets	$2,243,558	$2,253,487

Ratios
Tier I capital (minimum required - 4%)	31.47%	31.04%
Total capital ( minimum required - 8%)	32.74%	32.32%
Leverage ratio	10.12%	9.50%
Equity to assets	10.36%	10.02%
Tangible equity to assets	9.34%	9.03%

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt.

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At September 30, 2011 and December 31, 2010, the Group was a “well capitalized” institution for regulatory purposes.

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

The Group’s common stock is traded on the New York Stock Exchange (NYSE) under the symbol OFG. At September 30, 2011, the Group’s market capitalization for its outstanding common stock was $425.6 million ($9.67 per share).

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three years:

	Price		Cash Dividend Per share

	High	Low
2011
September 30, 2011	$13.20	$9.18	$0.05

June 30, 2011	$13.07	$11.26	$0.05

March 31, 2011	$12.84	$11.40	$0.05

2010
December 31, 2010	$13.72	$11.50	$0.05

September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2011 and at December 31, 2010:

(Dollars in thousands)	September 30, 2011	December 31, 2010	Variance %
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.13%	9.22%	-1.0%

Actual Tier 1 Capital	$629,251	$666,531	-5.6%

Minimum Capital Requirement (4%)	$275,666	$289,083	-4.6%

Minimum to be well capitalized (5%)	$344,582	$361,354	-4.6%

Tier 1 Capital to Risk-Weighted Assets	28.42%	29.95%	-5.0%

Actual Tier 1 Risk-Based Capital	$629,251	$666,531	-5.6%

Minimum Capital Requirement (4%)	$88,551	$89,025	-0.6%

Minimum to be well capitalized (6%)	$132,826	$133,537	-0.6%

Total Capital to Risk-Weighted Assets	29.70%	31.23%	-4.8%

Actual Total Risk-Based Capital	$657,492	$695,013	-5.4%

Minimum Capital Requirement (8%)	$177,102	$178,049	-0.6%

Minimum to be well capitalized (10%)	$221,377	$222,562	-0.6%

During the nine-month period ended September 30, 2011, the Bank declared dividend payments to the Group amounting to $85.0 million.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISK MANAGEMENT

Background

The Group’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk and Compliance Management Committee. The Group has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

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

On a monthly basis, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming gradual upward and downward interest rate movements of 400 basis points, achieved during a twelve-month period. Simulations are carried out in two ways:

(1) using a static balance sheet as the Group had on the simulation date, and

(2) using a dynamic balance sheet based on recent growth patterns and business strategies.

The balance sheet is divided into groups of assets and liabilities detailed by maturity or re-pricing and their corresponding interest yields and costs. As interest rates rise or fall, these simulations incorporate expected future lending rates, current and expected future funding sources and costs, the possible exercise of options, changes in prepayment rates, deposits decay and other factors which may be important in projecting the future growth of net interest income.

The Group uses a software application to project future movements in the Group’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2011 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
Change in interest rate	Amount Change	Percent Change	Amount Change	Percent Change
(Dollars in thousands)
+ 200 Basis points	$36,877	25.00%	$37,891	24.77%

+ 100 Basis points	$16,172	10.95%	$16,729	10.94%

- 50 Basis points	$(7,942)	-5.38%	$(8,558)	-5.60%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

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

Interest rate swaps - In March 2011, the Group terminated all of its $1.250 billion open forward-settlement swaps with realized losses of $4.3 million. At the same time the Group entered into $950 million of new forward-settlement swaps, all of which were designated as cash flow hedges. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. The Group entered into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $48.1 million was recognized at September 30, 2011, related to the valuation of these swaps. Refer to Note 8 of the unaudited consolidated financial statements for a description of these swaps.

The new swaps will reduce the cost of $600 million of wholesale borrowings to 1.66% from 4.23%, starting December 28, 2011, and will also lower the cost of $825 million of wholesale borrowings to 2.24% from 4.29%, starting in May 2012.

S&P options - The Group offers its customers certificates of deposit with an option tied to the performance of the S&P index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the stock index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of such index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

At September 30, 2011 and December 31, 2010, the fair value of the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $6.7 million and $9.9 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $7.2 million and $12.8 million, respectively, recorded in deposits.

Structured borrowings - The Group uses structured repurchase agreements and advances from FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities.

The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government. A credit default by the U.S. government or a downgrade in the credit ratings of the U.S. government may have a material adverse effect on the Group. The available-for-sale securities portfolio also includes approximately $41.0 million in structured credit investments that are considered of a higher credit risk than agency securities.

Management’s Executive Credit Committee, composed of the Group’s Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Group’s credit risk goals and objectives. Those goals and objectives are set forth in the Group’s Credit Policy as approved by the Board.

Liquidity Risk

Liquidity risk is the risk of the Group not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due without incurring substantial losses. The Board has established a policy to manage this risk. The Group’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as these mature, and funding of new and existing investments as required.

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

As of September 30, 2011, the Group had approximately $517.3 million in cash and cash equivalents, $326.4 million in investment securities, $577.8 million in commercial loans, and $444.5 million in mortgage loans available to cover liquidity needs.

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

The Group is subject to extensive federal and Puerto Rico regulation, and this regulatory scrutiny has been significantly increasing over the last several years. The Group has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Group has a corporate compliance function headed by a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program.

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

The Commonwealth of Puerto Rico is in the sixth year of an economic recession, and the central government is currently facing a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Since March 2009, the Puerto Rico Government has enacted several laws to control expenditures, raise revenues, and stimulate the economy. Although the size of the Commonwealth’s deficit has been reduced by the central government, the Puerto Rico economy continues to struggle.

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

Internal Control over Financial Reporting

There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

PART - II OTHER INFORMATION

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

Item 1A. RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the risk factors included in the Group’s Annual Report on Form 10-K, as updated by this report and other filings the Group makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to management at this time or that the Group currently deems immaterial may also adversely affect the Group’s business, financial condition or results of operations.

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

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for the Group to analyze its investment portfolio.

The Group’s success depends in part on its ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie its MBS portfolio. Changes in interest rates and prepayments affect the market price of MBS that the Group may purchase and any MBS that it may hold at a given time. As part of its overall portfolio risk management, the Group analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on its investment portfolio. In conducting this analysis, the Group depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The Homeowner Affordability and Stability Plan announced by the U.S. Treasury in February 2009, the “Operation Twist” program announced by the Federal Reserve Board on September 21, 2011 and the expansion of HARP announced by FHFA, Freddie Mac and Fannie Mae on October 24, 2011 could cause an increase in prepayment rates. If the dislocations in the residential mortgage market, recent or future government actions, or other developments change the way that prepayment trends have historically responded to interest rate changes, the Group’s ability to (i) assess the market value of its investment portfolio, (ii) implement its hedging strategies, and (iii) adopt techniques to reduce its prepayment rate volatility would be significantly affected. This could adversely affect the Group’s financial position and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Oriental Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial

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

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 7, 2011
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Norberto González	Date: November 7, 2011
Norberto González
Executive Vice President and Chief Financial Officer