Form 10-K
period 2011-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2012-03-09
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was approximately $567.3 million as of June 30, 2011 based upon 44,011,107 shares outstanding and the reported closing price of $12.89 on the New York Stock Exchange on that date.

As of February 28, 2012, the Group had 40,980,081 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s definitive proxy statement relating to the 2012 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2011

FORWARD-LOOKING STATEMENTS

The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of Oriental Financial Group Inc. (the “Group”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Group’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond the Group’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•	the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•	changes in interest rates, as well as the magnitude of such changes;

•	the fiscal and monetary policies of the federal government and its agencies;

•	a credit default by the U.S. or Puerto Rico governments or a downgrade in the credit ratings of the U.S. or Puerto Rico governments;

•	changes in federal bank regulatory and supervisory policies, including required levels of capital;

•	the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) on the Group’s businesses, business practices and cost of operations;

•	the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market in Puerto Rico;

•	the performance of the stock and bond markets;

•	competition in the financial services industry;

•	additional Federal Deposit Insurance Corporation (“FDIC”) assessments; and

•	possible legislative, tax or regulatory changes.

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

Together with a highly experienced group of senior and mid level executives and the benefits from the Eurobank FDIC-assisted acquisition, this strategy has resulted in sustained growth in the Group’s mortgage, commercial, consumer lending and wealth-management activities, allowing the Group to distinguish itself in a highly competitive industry. The Group is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, especially given market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Group’s long-term goal.

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

Segment Disclosure

The Group has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.

For detailed information regarding the performance of the Group’s operating segments, please refer to Note 19 to the Group’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank and Trust (the “Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 30 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, leasing and consumer lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), which is a wholly-owned subsidiary of the Bank, named Oriental International Bank Inc. (the “IBE subsidiary”) organized in November 2003. The IBE subsidiary offers the Bank certain Puerto Rico tax advantages and its services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”)-insured mortgages, Veterans Administration (“VA”)-guaranteed mortgages, and Rural Housing Service (“RHS”)-guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Group outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues, and its residential mortgage loan portfolio.

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

Market Area and Competition

The main geographic business and service area of the Group is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Group also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and wealth management services at each of its branch locations. The FDIC-assisted acquisitions of three Puerto Rico banks in 2010 has created an environment for more rational loan and deposit pricing. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

Regulation and Supervision

General

The Group is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act and the Dodd-Frank Act. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that a bank holding company and all of the subsidiary banks controlled by it at the time of election must be and remain at all times “well capitalized” and “well managed.”

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implements a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s. It has a broad impact on the wealth management industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the wealth management sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Group. A few provisions of the Dodd-Frank Act are effective immediately, while various provisions are becoming effective in stages. Many of the requirements called for in the Dodd-Frank Act will be implemented over time and most will be subject to implementing regulations.

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

Since the Group is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that the Group is a creditor with recognized claims against the subsidiary.

Dividend Restrictions

The principal source of funds for the Group’s holding company is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”) and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to invest in FHLB-NY stock in an amount equal to the greater of 1% of the Bank’s aggregate unpaid principal of its home mortgage loans, home purchase contracts, and similar obligations, or 5% of the Bank’s aggregate amount of outstanding advances by the FHLB-NY. The Bank is in compliance with the stock ownership rules described above with respect to such advances, commitments, home mortgage loans and similar obligations. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments, and the capital stock of the FHLB-NY held by the Bank. The Bank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances.

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA the federal banking regulators must take prompt corrective action in respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder, established five capital tiers: (i) “well capitalized,” if it has a total risk-based capital ratio of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized,” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the following categories: capital, asset quality, management, earnings, liquidity, and sensitivity to market risk. The Bank is a “well-capitalized” institution.

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

The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the Deposit Insurance Fund was raised from 1.15% to 1.35% of estimated insured deposits by September 30, 2020; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the Deposit Insurance Fund’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC will insure the full amount of qualifying “noninterest-bearing transaction accounts” for two years beginning December 31, 2010. As defined in the Dodd-Frank Act, a “noninterest-bearing transaction account” is a deposit or account maintained at a depository institution with respect to which interest is neither accrued nor paid, on which the depositor or account holder is permitted to make withdrawals by negotiable or transferrable instrument, payment orders of withdrawals, telephone or other electronic media transfers, or other similar items for the purpose of making payments or transfers to third parties or others, and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal.

Effective April 1, 2011, the FDIC amended its regulations under the FDIA as amended by the Dodd-Frank Act, to modify the definition of a depository institution’s insurance assessment base; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the dividend provisions of the Dodd-Frank Act; and to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur. Since the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the new assessment rates adopted by the FDIC are lower than the former rates.

The Temporary Liquidity Guarantee Program (“TLGP”) of the FDIC provided two limited guarantee programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, in the period from October 14, 2008 through October 31, 2009. For eligible debt issued in that period, the FDIC provides the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012. The TAGP offered a full guarantee for non interest-bearing transaction deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the Emergency Economic Stabilization Act of 2008. The TAGP coverage became effective on October 14, 2008 and continued for participating institutions until December 31, 2011. The Group opted to become a participating entity on both of these programs and pays applicable fees for participation. Participants in the DGP program have a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt has a lower fee structure and longer-term debt has a higher fee. The range is 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that has not chosen to opt out of the TAGP was assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non-interest bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. The Group’s banking subsidiary issued in March 2009 $105 million in notes guaranteed under the TLGP. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the notes is payable on the 16th of each March and September. An annual fee of 100 basis points is paid to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately-capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2011, the Bank was a well capitalized institution and was therefore not subject to these limitations on brokered deposits.

Regulatory Capital Requirements

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so- called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2011, the Group was in compliance with all capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Activities and Investments of Insured State-Chartered Banks

Section 24 of the FDIA, as amended by FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under FDIC regulations of equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank, such as the Bank, is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary engaged in permissible activities, (ii) investing as a limited partner in a partnership, or as a non-controlling interest holder of a limited liability company, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such investments may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting stock of an insured depository institution if certain requirements are met, including that it is owned exclusively by other banks.

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

Transactions with Affiliates and Related Parties

Transactions between the Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank, including investment funds for which the bank or any of its affiliates is an investment advisor. Generally, sections 23A and 23B (1) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (2) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, acceptance of securities issued by the affiliate as collateral for a loan or extension of credit, issuance of guarantees and other similar types of transactions. The Dodd-Frank Act expanded the scope of transactions treated as “covered transactions” to include credit exposure to an affiliate on derivatives transactions, credit exposure resulting from a securities borrowing, or lending transaction or derivative transaction, and acceptances of affiliate-issued debt obligations or securities as collateral for a loan or extension of credit. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Regulation W of the Federal Reserve Board comprehensively implements sections 23A and 23B. The regulation unified and updated staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

Sections 22(g) and 22(h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to greater-than-10% shareholders of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and his related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Group has a Compliance Department that oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities.

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

The U.S. Treasury Department (the “US Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal consequences for the institution. The Group and its subsidiaries, including the Bank, have adopted policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and the US Treasury’s regulations.

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

The Group has included in this annual report on Form 10-K the management assessment regarding the effectiveness of the Group’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting. As of December 31, 2011, the Group’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2011, legal surplus amounted to $50.2 million (December 31, 2010 — $46.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

The Banking Act also provides that when the expenditures of a bank are greater than the receipts, the excess of the former over the latter must be charged against the undistributed profits of the bank, and the balance, if any, must be charged against the reserve fund. If there is no reserve fund sufficient to cover such balance in whole or in part, the outstanding amount must be charged against the capital account and no dividend may be declared until said capital has been restored to its original amount and the reserve fund to 20% of the original capital.

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

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount will include 33.33% of 50% of the bank’s retained earnings. There are no restrictions under the Banking Act on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the Government of the United States or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

Puerto Rico Internal Revenue Code

On January 31, 2011, the Governor of Puerto Rico signed into law the second and last phase of the Administration’s tax reform bill. It creates the Internal Revenue Code for a New Puerto Rico, which has been subsequently amended several times (the “2011 Code”). The 2011 Code provides for the gradual repeal of the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for taxable years commencing after December 31, 2010 and before January 1, 2014. For taxable years commencing after December 31, 2013, the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the alternative minimum tax (“AMT”) from 22% to 20%. It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for the income earned by international banking entities, which was fully exempt and is subject to a 5% income tax for the taxable years beginning after December 31, 2008 and ending before January 1, 2012. Under the 2011 Code, a corporate taxpayer has a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years. The Group decided to implement the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

Employees

At December 31, 2011, the Group had 725 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

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

ITEM 1A.    RISK FACTORS

In addition to the other information contained elsewhere in this report and the Group’s other filings with the SEC, the following risk factors should be carefully considered in evaluating the Group. The risks and uncertainties described below are not the only ones that the Group faces. Additional risks and uncertainties, not presently known to the Group or otherwise, may also impair its business operations. If any of the risks described below or such other risks actually occur, the Group’s business, financial condition or results of operations could be materially and adversely affected.

Changes in interest rates may hurt the Group’s business.

Changes in interest rates are one of the principal market risks affecting the Group. The Group’s income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities, and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. These rates are highly sensitive to many factors that are beyond the Group’s control, including general economic conditions and the policies of various governmental and regulatory agencies (in particular, the Federal Reserve Board). Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans and investment securities, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding.

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

The Commonwealth of Puerto Rico is in the sixth year of economic recession, and its government faces a significant fiscal deficit. The Commonwealth’s access to municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Although the economic recession moderated in calendar year 2011 and the size of the Commonwealth’s deficit has decreased, the Puerto Rico economy continues to struggle.

On August 8, 2011, Moody’s lowered Puerto Rico’s credit rating with a negative outlook. In taking such action, Moody’s stated that the downgrade reflects the continued financial deterioration of the Commonwealth’s severely underfunded government retirement systems, continued weak economic trend, and weak finances, with a historical trend of funding budget gaps with borrowing. Moody’s negative outlook reflects the stress that the Commonwealth will face in the next few years as it continues to address the underfunding of the retirement systems from an already weak financial and economic position.

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

In limiting interest rate risk to an acceptable level, management may alter the mix of floating and fixed rate assets and liabilities, change pricing schedules, adjust maturities through sales and purchases of investment securities, and enter into derivative contracts, among other alternatives. The Group may suffer losses or experience lower spreads than anticipated in initial projections as management implements strategies to reduce future interest rate exposure.

The hedging transactions that the Group enters into may not be effective in managing the exposure to market risk, including interest rate risk.

The Group has offered certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index and uses derivatives, such as option agreements with major broker-dealer companies, to manage the exposure to changes in the value of the index. The Group may also use derivatives, such as interest rate swaps and options on interest rate swaps, to manage part of its exposure to market risk caused by changes in interest rates. The derivative instruments that the Group may utilize also have their own risks, which include: (1) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (2) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (3) legal risk, which is the risk that the Group is unable to enforce certain terms of such instruments. All or any of such risks could expose the Group to losses.

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

A substantial part of the Group’s earnings come from the Treasury business segment, which encompasses the investment securities portfolio. The determination of fair value for investment securities involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, the Group utilizes and reviews information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption.

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

The Group’s success depends in part on its ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie its mortgage-backed securities (“MBS”) portfolio. Changes in interest rates and prepayments affect the market price of MBS that the Group may purchase and any MBS that it may hold at a given time. As part of its overall portfolio risk management, the Group analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on its investment portfolio. In conducting this analysis, the Group depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The Homeowner Affordability and Stability Plan announced by the U.S. Treasury in February 2009, the “Operation Twist” program announced by the Federal Reserve Board on September 21, 2011 and the expansion of HARP announced by FHFA, Freddie Mac and Fannie Mae on October 24, 2011 could cause an increase in prepayment rates. On February 1, 2012, President Obama proposed legislation to expand HARP in order to allow a greater number of homeowners to refinance their mortgages at historically low interest rates. If the dislocations in the residential mortgage market, recent or future government actions, or other developments change the way that prepayment trends have historically responded to interest rate changes, the Group’s ability to (i) assess the market value of its investment portfolio, (ii) implement its hedging strategies, and (iii) adopt techniques to reduce its prepayment rate volatility would be significantly affected. This could adversely affect the Group’s financial position and results of operations.

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

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the Federal Home Loan Bank of New York and other alternative sources, the Group’s business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. While most of the Group’s repurchase agreements have been structured with initial terms to maturity of between three and ten years, most of the counterparties have the right to exercise put options before the contractual maturities.

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

Making loans is an essential element of the Group’s business, and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:

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

Although the Group believes that its allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio, there is no precise method of predicting loan losses and therefore the Group always faces the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional increases in the allowance for loan and lease losses will be required. In addition, the FDIC as well as the OCFI may require the Group to establish additional reserves. Additions to the allowance for loan and lease losses would result in a decrease of net earnings and capital and could hinder the Group’s ability to pay dividends.

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

The Group faces substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other U.S., Puerto Rico and foreign banks, investment advisors, broker-dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. The Group will encounter greater competition as it expands its operations. Increased competition may require the Group to increase the rates paid on deposits or lower the rates charged on loans which could adversely affect the Group’s profitability.

The Group may fail to realize the anticipated benefits of the FDIC-assisted acquisition.

The success of the FDIC-assisted acquisition will depend on, among other things, the Group’s ability to realize anticipated cost benefits in a manner that permits growth opportunities and does not materially disrupt the Group’s existing customer relationships or result in decreased revenues resulting from any loss of customers. If the Group is not able to successfully achieve these objectives, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Additionally, the Group made fair value estimates of certain assets and liabilities in recording the acquisition. Actual values of these assets and liabilities could differ from the Group’s estimates, which could result in not achieving the anticipated benefits of the acquisition.

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

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the year ended December 31, 2011, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. The Group continues to evaluate these deviations to assess whether there has been additional deterioration since the acquisition on specific pools. For more information, please refer to the accompanying consolidated financial statements.

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

Among other things, prior FDIC consent is required for (a) a merger or consolidation of the Group with or into another company if the Group’s shareholders will own less than 2/3 of the combined company and (b) a sale of shares by one or more of the Group’s shareholders that will effect a change in control of the Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act (generally, the acquisition of between 10% and 25% the Group’s voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% the Group’s voting securities). Such a sale by shareholders may occur beyond the Group’s control. If the Group or any shareholder desires to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss share protection, there could be a material adverse impact on the Group.

Loans that the Group acquired in the FDIC-assisted acquisition may be subject to impairment.

Although the loan portfolios acquired by the Group were initially accounted for at fair value, there is no assurance that such loans will not become impaired, which may result in additional provision for loan and lease losses related to these portfolios. The fluctuations in economic conditions, including those related to the Puerto Rico residential, commercial real estate, and construction markets, may increase the level of provision for credit losses that the Group makes to its loan portfolio and portfolios acquired in the FDIC-assisted acquisition, and consequently, reduce its net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on the Group’s operations and financial condition even if other favorable events occur.

The Group operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

The Group’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of the Group’s operations. Because the Group’s business is highly regulated, the laws, rules and regulations applicable to the Group are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the wealth management industry, including significant regulatory and compliance changes, such as: (1) enhanced resolution authority of troubled and failing banks and their holding companies; (2) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (3) increased capital and liquidity requirements; (4) increased regulatory examination fees; (5) changes to assessments to be paid to the FDIC for federal deposit insurance; (6) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (7) numerous other provisions designed to improve supervision and oversight of, the financial services industry. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. It also creates a new consumer financial services regulator, the Bureau of Consumer Financial Protection, which assumed most of the consumer financial services regulatory responsibilities that were exercised by federal banking regulators and other agencies. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including the Group.

Given that many of the provisions of the Dodd-Frank Act are being implemented over time and are subject to implementing regulations, the full extent of the impact that such requirements will have on the Group’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Group’s business activities, require changes to certain of the Group’s business practices, impose upon the Group more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Group’s business. In particular, the potential impact of the Dodd-Frank Act on the Group’s operations and activities, both currently and prospectively, include, among others:

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

The Group operates an international banking entity pursuant to the International Banking Center Regulatory Act of Puerto Rico that provides the Group with significant tax advantages. The international banking entity has the benefits of exemptions from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed the Group to have effective tax rates significantly below the maximum statutory tax rates. In the past, the legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to international banking entities. In the event legislation passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by international banking entities, the consequences could have a materially adverse impact on the Group, including increasing the tax burden or otherwise adversely affecting the Group’s financial condition, results of operations or cash flows.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Group leases its main offices located at 997 San Roberto Street, Oriental Center, Professional Offices Park, San Juan, Puerto Rico. The executive office, treasury, trust division, brokerage, investment banking, commercial banking, leasing, insurance services, and back-office support departments are maintained at such location.

The Bank owns seven branch premises and leases twenty three branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2011, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group was $39.1 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2011, was $37.9 million.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the years ended December 31, 2011 and 2010, as well as cash dividends declared for such periods are set forth under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2011, the Group had approximately 4,400 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. As of December 31, 2011, the Group had purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share.

The following table presents the shares repurchased for each quarter in the year ended December 31, 2011:

Period	Total number of shares purchased as part of stock repurchase programs	Average price paid per share	Dollar amount of shares repurchased (excluding commissions paid)
	(In thousands, except shares and per share data)
January 2011	—	$—	$—
February 2011	356,354	12.11	4,317
March 2011	671,225	12.14	8,149

Quarter ended March 31, 2011	1,027,579	12.13	12,466

April 2011	104,392	12.48	1,303
May 2011	134,100	11.56	1,550
June 2011	1,140,232	12.10	13,802

Quarter ended June 30, 2011	1,378,724	12.08	16,655

July 2011	—	—	—
August 2011	—	—	—
September 2011	—	—	—

Quarter ended September 30, 2011	—	—	—

October 2011	934,313	10.25	9,579
November 2011	1,087,650	10.41	11,318
December 2011	760,835	11.21	8,530

Quarter ended December 31, 2011	2,782,798	10.57	29,427

Year Ended December 31, 2011	5,189,101	$11.28	$58,548

The number of shares that may yet be purchased under the new $70 million program is estimated at 3,350,368, and was calculated by dividing the remaining balance of $40.6 million by $12.11 (closing price of the Group’s common stock at December 31, 2011). The Group did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the year ended December 31, 2011.

Stock Performance Graph

The graph below compares the percentage change in the Group’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment since the measurement point, December 31, 2006, plus (ii) the change in the per share price since the measurement date, by the share price at the measurement date.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

	Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Oriental Financial Group Inc.	100.00	108.47	51.24	93.26	109.27	107.93
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank	100.00	77.71	44.34	43.88	49.17	38.08

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

ORIENTAL FINANCIAL GROUP INC.

SELECTED FINANCIAL DATA

YEARS ENDED DECEMBER 31, 2011, 2010, 2009, 2008 AND 2007

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
EARNINGS DATA:
Interest income	$297,028	$303,801	$319,480	$339,039	$289,364
Interest expense	156,586	168,669	188,722	227,728	215,634

Net interest income	140,442	135,132	130,758	111,311	73,730
Provision for non-covered loan and lease losses	15,200	15,914	15,650	8,860	6,550
Provision for (recapture of) covered loan and lease losses, net	(1,387)	6,282	—	—	—

Total provision for loan and lease losses, net	13,813	22,196	15,650	8,860	6,550

Net interest income after provision for loan and lease losses	126,629	112,936	115,108	102,451	67,180
Non-interest income (loss)	30,989	5,198	(1,813)	(12,242)	42,502
Non-interest expenses	122,302	112,598	83,378	72,742	66,859

Income before taxes	35,316	5,536	29,917	17,467	42,823
Income tax expense (benefit)	866	(4,298)	6,972	(9,323)	1,558

Net income	34,450	9,834	22,945	26,790	41,265
Dividends on preferred stock	(4,802)	(5,335)	(4,802)	(4,802)	(4,802)
Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	—	—	—

Income available (loss) to common shareholders	$29,648	$(18,212)	$18,143	$21,988	$36,463

PER SHARE DATA:
Basic	$0.67	$(0.50)	$0.75	$0.91	$1.50

Diluted	$0.67	$(0.50)	$0.75	$0.90	$1.50

Average common shares outstanding and equivalents	44,524	36,810	24,306	24,327	24,367

Book value per common share	$15.22	$14.33	$10.82	$7.96	$12.08

Tangible book value per common share	$15.12	$14.25	$10.73	$7.87	$12.00

Market price at end of period	$12.11	$12.49	$10.80	$6.05	$13.41

Cash dividends declared per common share	$0.21	$0.17	$0.16	$0.56	$0.56

Cash dividends declared on common shares	$9,153	$6,820	$3,888	$13,608	$13,611

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.48%	0.14%	0.35%	0.43%	0.76%

Return on average common equity (ROE)	4.50%	–3.63%	7.16%	9.51%	13.52%

Equity-to-assets ratio	10.39%	10.02%	5.04%	4.21%	5.99%

Efficiency ratio	66.22%	64.54%	51.74%	52.65%	65.93%

Expense ratio	1.21%	1.14%	0.87%	0.77%	0.77%

Interest rate spread	2.12%	2.17%	2.00%	1.62%	1.27%

Interest rate margin	2.17%	2.11%	2.14%	1.86%	1.44%

	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$3,867,970	$4,413,957	$4,974,269	$3,945,626	$4,585,610
Loans and leases not covered under shared loss agreements with the FDIC, net	1,173,677	1,151,868	1,140,069	1,219,112	1,179,566
Loans and leases covered under shared loss agreements with the FDIC, net	496,276	620,711	—	—	—
Securities sold but not yet delivered	—	—	—	834,976	—

	$5,537,923	$6,186,536	$6,114,338	$5,999,714	$5,765,176
Deposits and borrowings
Deposits	$2,395,267	$2,588,888	$1,745,501	$1,785,300	$1,246,420
Securities sold under agreements to repurchase	3,056,238	3,456,781	3,557,308	3,761,121	3,861,411
Other borrowings	463,590	466,130	472,888	373,718	395,441
Securities purchased but not yet received	—	—	413,359	398	111,431

	$5,915,095	$6,511,799	$6,189,056	$5,920,537	$5,614,703
Stockholders’ equity
Preferred equity	68,000	68,000	68,000	68,000	68,000
Common equity	47,809	47,808	25,739	25,739	25,557
Additional paid-in capital	499,096	498,435	213,445	212,625	210,073
Legal surplus	50,178	46,331	45,279	43,016	40,573
Retained earnings	68,149	51,502	77,584	51,233	45,296
Treasury stock, at cost	(74,808)	(16,732)	(17,142)	(17,109)	(17,023)
Accumulated other comprehensive income (loss)	37,131	36,987	(82,739)	(122,187)	(13,015)

	$695,555	$732,331	$330,166	$261,317	$359,461

Capital ratios
Leverage capital	9.65%	9.50%	6.52%	6.38%	6.69%

Tier 1 risk-based capital	31.56%	31.04%	18.79%	17.11%	18.59%

Total risk-based capital	32.84%	32.32%	19.84%	17.73%	19.06%

Financial assets managed
Trust assets managed	$2,216,088	$2,175,270	$1,818,498	$1,706,286	$1,962,226

Broker-dealer assets gathered	$1,926,148	$1,695,635	$1,269,284	$1,195,739	$1,281,168

Total assets managed	$4,142,236	$3,870,905	$3,087,782	$2,902,025	$3,243,394

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

	Year Ended December 31,
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends:	2011	2010		2009	2008	2007
Excluding Interest on Deposits	1.26x	(A	)	1.18x	1.07x	1.22x
Including Interest on Deposits	1.19x	(A	)	1.13x	1.05x	1.17x

(A)	In 2010, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Group would have had to generate additional earnings of $22.0 million to achieve a ratio of 1:1 in 2010.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of the dates presented above, the Group had noncumulative perpetual preferred stock issued and outstanding amounting to $68.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; and (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2011

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Financial Instruments

Certain financial instruments, including derivatives, trading securities and investment securities available-for-sale, are recorded at fair value, and unrealized gains and losses are recorded in other comprehensive income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments or values determined using pricing models. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as well as time value and yield curve or volatility factors underlying the positions.

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

The Group’s review for impairment generally entails, but is not limited to:

•	the identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•

the analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position, and the expected recovery period;

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

Derivative Instruments and Hedging Activities

The Group’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Group’s interest rate risk-management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Group has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group purchases options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives a certain percentage of the increase, if any, in the initial month-end value of the index over the average of the monthly index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated, and the changes in the value of that option are also recorded in earnings. When using derivative instruments, the Group exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract due to insolvency or any other event of default, the Group’s credit risk will equal the fair value gain in a derivative plus any cash or securities that may have been delivered to the counterparty as part of the transaction terms.

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

As part of this new hedging strategy that started in the first quarter of 2011, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (1) specific assets and liabilities on the balance sheet or (2) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

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

Loans and Allowance for Loan and Lease Losses

Because of the loss protection provided by the FDIC, the risks of the loans acquired in the FDIC-assisted acquisition of Eurobank that are covered by a shared loss agreement with the FDIC are significantly different from those loans not covered under the FDIC shared-loss agreements. Accordingly, the Group presents loans subject to the shared-loss agreements as “covered loans” and loans that are not subject to the FDIC shared-loss agreements as “non-covered loans”. Non-covered loans also include credit cards balances acquired in the FDIC-assisted acquisition.

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

Credit card balances acquired as part of the FDIC-assisted acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were written down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses are recognized.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand that are either over 90 days past due or adversely classified, or when deemed necessary by management. The portfolios of mortgage, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

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

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.

Commercial loans: In 2011, these loans were further divided into two classes: commercial loans secured by existing commercial real estate properties and other commercial loans. The allowance factor assigned to these loans is impacted by historical loss factors, by the environmental risk factors described above and by the credit risk ratings assigned to the loans. These credit risk ratings are based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

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

The FDIC shared-loss indemnification asset is reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements.

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

In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that the Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The accruals for uncertain tax positions are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The accruals for the Group’s uncertain tax positions are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of the applicable statute of limitations.

The Group follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Group’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the consolidated statements of operations.

On January 31, 2011, the Governor of Puerto Rico signed into law the 2011 Code, which provides for the gradual repeal of the 1994 Code, as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for taxable years commencing after December 31, 2010 and before January 1, 2014. For taxable years commencing after December 31, 2013, the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the AMT from 22% to 20%. It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for the income earned by international banking entities, which was fully exempt and is subject to a 5% income tax for the taxable years beginning after December 31, 2008 and ending before January 1, 2012. Under the 2011 Code, a corporate taxpayer has a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years. The Group decided to implement the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

Recent Accounting Developments

Intangibles — Goodwill and Other — FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment” was issued in September 2011. This update allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Group believes that the implementation of this guidance will not have a material impact in the Group’s consolidated financial statements.

Fair Value Measurements — FASB ASU 2011-04, “Fair Value Measurement (FASB ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” issued in May 2011, changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, FASB does not expect the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2011. Early application by public entities is not permitted. The Group believes that the implementation of this guidance will not have a material impact on the Group’s consolidated financial statements.

Troubled Debt Restructuring — In April 2011, FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 requires that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession and (b) the debtor is experiencing financial difficulties. Also, the ASU sets the effective date when an entity should disclose the information deferred by ASU No. 2011-01 for interim and annual periods beginning on or after June 15, 2011. The Group adopted this guidance for the evaluation of loan modifications to determine if they qualify as troubled debt restructurings. Its adoption did not have a material effect on the Group’s consolidated financial statements.

Other accounting standards that have been issued by FASB or other standards-setting bodies are not expected to have a material impact on the Group’s financial position, results of operations or cash flows.

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of the Group’s financial condition and results of operations should be read in conjunction with Item 6, “Selected Financial Data,” and the Group’s consolidated financial statements and related notes in Item 8. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for discussions of the uncertainties, risks and assumptions associated with these statements.

The Group is a publicly-owned financial holding company that provides a full range of banking and wealth management services through its subsidiaries. It provides comprehensive banking and wealth management services through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; leasing; checking and savings accounts; financial planning, insurance, wealth management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 30 financial centers in Puerto Rico and a subsidiary in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking and wealth management franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and wealth management services, maintaining effective asset-liability management, growing non-interest revenues from banking and wealth management services, and improving operating efficiencies.

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

During the year ended December 31, 2011, the Group continued to perform well despite the turbulent credit market and the economic recession in Puerto Rico. The Group selectively reduced its use of wholesale funding, while increasing interest income from loans and core banking and wealth management revenues. In addition, the FDIC-assisted Eurobank acquisition, which was fully integrated in 2011, is becoming more accretive than originally expected by the Group.

Operating revenues for the year ended December 31, 2011, increased 22.2% or $31.1 million to $171.4 million from the year ended December 31, 2010. Following is a tabular presentation of the Group’s operating revenues for each of the three years in the period ended December 31, 2011.

	December 31,
	2011	2010	2009
	(In thousands)
OPERATING REVENUES
Net interest income	$140,442	$135,132	$130,758
Non-interest income (loss), net	30,989	5,198	(1,813)

Total operating revenues	$171,431	$140,330	$128,945

Interest Income

Total interest income for the year ended December 31, 2011 decreased 2.2%, as compared to the same period in 2010, to $297.0 million. Such decrease from 2010 primarily reflects a 14.5% decrease on interest income from investments, related to an increase in premium amortization due to the decline in interest rates that caused an increase in prepayment speeds, and lower balance in the investment securities portfolio. Excluding a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans as certain interest receivable accrued in prior years was deemed to be uncollectible during the second quarter of 2011, interest income from non-covered loans remained level.

Interest income from covered loans increased from $44.2 million for the year ended December 31, 2010 to $67.7 million for the year ended December 31, 2011 partially due to a full year of covered loans operations during 2011. Also, the Yield on covered loans increased from 8.93% for the year ended December 31, 2010 to 12.12% for the year ended December 31, 2011. Covered loans are accounted for under the provisions of ASC 310-30. This increase in yield is the result of the Group’s assessment of higher projected cash flows on certain pools of covered loans, as credit losses are expected to be lower than initially estimated, and the effect of a full year impact of interest income from covered loans (the covered loans were acquired on April 30, 2010). The accretable yield amounted to $188.8 million at December 31, 2011 compared to $148.6 million at December 31, 2010.

Interest Expense

Total interest expense for the year ended December 31, 2011 fell 7.2%, to $156.6 million as compared to the same period in 2010. This reflects both lower cost of deposits (1.87% vs. 2.12%) and of securities sold under agreements to repurchase (2.73% vs. 2.84%).

Net Interest Income

Net interest income for the year ended December 31, 2011 was $140.4 million, up 3.9% from the same period in 2010. Such increase from 2010 primarily reflects a 17.8% increase in interest income from loans, mainly as a result of the continued improved performance of covered loans and growth of the Group’s non-covered commercial, auto leasing and consumer loan portfolio.

Net interest margin of 2.17% for the year ended December 31, 2011 increased 6 basis points from the same period in 2010.

Provision for Loan and Lease Losses

Provision for non-covered loans for the year ended December 31, 2011 decreased 4.5% as compared to the same period in 2010. Recapture for covered loans for the year ended December 31, 2011 was $1.4 million. This recapture is mainly due to an improvement in expected cash flows on the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank.

Non-Interest Income

The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well as the Group expanded market share in light of the FDIC-assisted acquisition and the Group’s service proposition and capital strength, as opposed to using rates to attract loans or deposits. During the year ended December 31, 2011, core banking and wealth management revenues increased 12.5% to $44.2 million as compared to the same period in 2010, primarily reflecting a $2.9 million increase in wealth management revenues to $20.6 million and a $2.0 million increase in banking service revenues to $13.8 million.

The Group recorded an other than temporary impairment of $15.0 million on a $26.0 million collateralized debt obligation. This security was later sold in January 2012 and no additional gain or loss was realized on the sale, since this asset was sold at the same value reflected at December 31, 2011.

The net amortization of the FDIC loss-share indemnification asset of $3.4 million for the year ended December 31, 2011, compared to net accretion of $4.3 million for the same period in 2010, resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortizes the loss-share indemnification asset at a rate that mirrors the aforementioned re-yielding on the covered loans. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

Results for the year also include a $27.9 million gain on the sale of investment securities with a book value of $592.3 million as the Group took advantage of market opportunities. This was partially offset by losses of $13.2 million in derivative activities and a $4.8 million loss on the early extinguishment of a $100 million repurchase agreement.

During the year ended December 31, 2011, losses of $13.2 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized losses of $2.2 million from terminations of options to enter into interest rate swaps that were purchased in November 2010 with a notional amount of $250 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $1.2 billion, all of which were designated as hedging instruments. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. Prior to the acquisition of the new forward-settlement swap contracts, these derivatives were not being designated for hedge accounting. In December 2011, $600 million in repurchase agreement funding with an average cost of 4.23% matured. Utilizing cash on hand and proceeds from the sale of approximately $77 million of mortgage backed securities, the Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. These transactions enabled the Group to eliminate $300 million in wholesale funding, reduce cost of funds on an additional $300 million of borrowings, and deploy cash at a significantly higher return, all of which is expected to generate approximately $13 million more in net interest income on an annualized basis. During the year ended December 31, 2010, losses of $36.8 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses included realized losses of $42.0 million due to the terminations of forward settlement swaps with a notional amount of $900.0 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals.

Non-Interest Expenses

Non-interest expenses increased 8.6% to $122.3 million for the year ended December 31, 2011, compared to $112.6 million in the previous year, largely due to the integration of Eurobank operations which contained a full year of operations in 2011 as opposed to eight months in 2010, resulting in an efficiency ratio of 66.22% for the year ended December 31, 2011 (compared to 64.54% for the year ended December 31, 2010).

Income Tax Expense (Benefit)

Income tax expense was $866 thousand for 2011, compared to an income tax benefit of $4.3 million for 2010. This increase was mainly due to an increase in taxable income of $29.8 million and the effect in deferred taxes of a reduction in tax rates which amounted to $5.2 million, partially offset by an increase in the tax effect of exempt income of $4.9 million and a decrease of $2.8 million on the income tax contingencies provision.

Income Available (Loss) to Common Shareholders

For the year ended December 31, 2011, the Group’s income available to common shareholders totaled $29.6 million, compared to a loss to common shareholders of $18.2 million a year-ago. Earnings per basic and fully diluted common share were $0.67, for the year ended December 31, 2011, compared to loss per basic and fully diluted common share of $0.50 for the year ended December 31, 2010.

Interest Earning Assets

The investment portfolio amounted to $3.868 billion at December 31, 2011, a 12.4% decrease compared to $4.414 billion at December 31, 2010, while the loan portfolio decreased 5.8% to $1.670 billion at December 31, 2011, compared to $1.773 billion at December 31, 2010. The decrease in the investment portfolio reflects a reduction of 20.0%, or $740.2 million, in the available-for-sale portfolio, due to the sale of approximately $592.3 million in investment securities and the maturity of FNMA and FHLMC certificates, which was partially offset by an increase of 28.1%, or $194.1 million, in the held-to-maturity portfolio. The decrease in the loan portfolio is due to a decrease in covered loans of 20.0% as they continue to pay down, which was partially offset by an increase of 1.9% in non-covered loans.

In early January 2012, the Group made the strategic decision to sell a $26.0 million collateralized debt obligation at a loss of $15.0 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2011 and no additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011.

Interest Bearing Liabilities

Total deposits amounted to $2.395 billion at December 31, 2011, a decrease of 7.5% compared to $2.589 billion at December 31, 2010. Core retail deposits, which exclude institutional and brokered deposits, remained approximately level compared to December 31, 2010, while wholesale deposits decreased 24.2% as higher cost deposits matured during the year. Interest-bearing savings and demand deposits increased 2.2%, while retail deposits decreased 20.8%.

In December 2011, $600 million in repurchase agreement funding, with an average cost of 4.23%, matured. Utilizing cash on hand and proceeds from the sale of approximately $77 million of mortgage backed securities, the Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. These transactions enabled the Group to eliminate $300 million in wholesale funding, reduce cost of funds on an additional $300 million of borrowings, and deploy cash at a significantly higher return, all of which is expected to generate approximately $13 million more in net interest income during the year 2012. Mainly as a result of the aforementioned transactions and the early extinguishment of a $100 million repurchase agreement during the third quarter of 2011, total borrowings declined 10.3% as compared to December 31, 2010.

Stockholders’ Equity

Stockholders’ equity at December 31, 2011 was $695.6 million, compared to $732.3 million at December 31, 2010, a decrease of 5.0%. This decrease reflects stock repurchases under the aforementioned stock repurchase programs, partially offset by the net income for the year.

There were 41.2 million common shares outstanding at December 31, 2011, a decrease of 11.0% from December 31, 2010 due to the Group’s stock repurchase programs. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. On June 29, 2011, the Group announced completion of its $30 million common stock repurchase program and the adoption of a new program to purchase an additional $70 million in shares in the open market. The Group purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million as of December 31, 2011, at an average price of $10.57 per share.

Book value per share was $15.22 at December 31, 2011 compared to $14.33 at December 31, 2010.

The Group maintains capital ratios in excess of regulatory requirements. At December 31, 2011, Tier 1 Leverage Capital Ratio was 9.65% (2.41 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 31.56% (7.89 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 32.84% (4.11 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (ROE) for the year ended December 31, 2011 was 4.50%, up from a loss of 3.63% for the year ended December 31, 2010. Return on average assets (ROA) for the year ended December 31, 2011 was 0.48%, up from 0.14% for the year ended December 31, 2010. The increase is mostly due to a 250.4% increase in net income from $9.8 million in the year ended December 31, 2010 to $34.5 million in 2011.

Assets Under Management

Assets managed by the trust division, the pension plan administration subsidiary, and the broker-dealer subsidiary increased from $3.871 billion as of December 31, 2010 to $4.142 billion as of December 31, 2011. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans. At December 31, 2011, total assets managed by the Group’s trust division and CPC amounted to $2.216 billion, compared to $2.175 billion at December 31, 2010. At December 31, 2011, total assets managed by the broker-dealer from its customer investment accounts increased to $1.926 billion, compared to $1.696 billion at December 31, 2010.

Lending

Total loan production and purchases of $396.0 million for the year remained strong compared to $371.6 million in the previous year, as the Group’s capital levels and low credit losses enabled it to continue prudent lending. The Group sells most of its conforming mortgages in the secondary market, and retains servicing rights. As a result, mortgage banking activities now reflect originations as well as a growing servicing portfolio, a source of recurring revenue.

Mortgage loan production (including purchases) for the year ended December 31, 2011 of $212.8 million decreased 13.2% from the same period in 2010. Commercial loan production for the year ended December 31, 2011 of $139.8 million increased 38.3% from the same period in 2010. Leasing and consumer loans production for the year ended December 31, 2011 totaled $43.4 million, up 70.9% from the same period in 2010.

On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status, and the interest receivable on such loans was evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011 the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators. The Group recorded a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans in June 2011 as certain interest receivable accrued in prior years was deemed to be uncollectible. Additionally, in December 2011 the Group recorded a $2.4 million loss on the write-down of interest receivable on delinquent non-covered residential mortgage loans.

Credit Quality on Non-Covered Loans

Net credit losses increased $1.9 million, to $9.6 million, representing 0.81% of average non-covered loans outstanding, versus 0.67% in 2010. The allowance for loan and lease losses on non-covered loans increased to $37.0 million (3.06% of total non-covered loans) at December 31, 2011, compared to $31.4 million (2.66% of total non-covered loans) a year ago.

NPLs increased 9.7% or $12.0 million in the year. The Group’s NPLs generally reflect the recessionary economic environment in Puerto Rico. Nonetheless, the Group does not expect NPLs to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of all loans are collateralized by real estate. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30, as discussed in Note 2 to the consolidated financial statements.

Non-GAAP Measures

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

•	Pre-tax operating income of approximately $48.6 million increased 22.5% compared to $39.7 million in the previous year. Pre-tax operating income is calculated as follows:

	December 31,
	2011	2010	2009
	(In thousands)
PRE-TAX OPERATING INCOME
Net interest income	$140,442	$135,132	$130,758

Less: Provision for non-covered loan and lease losses	(15,200)	(15,914)	(15,650)
Plus/(Less): Recapture of (provision for) covered loan and lease losses, net	1,387	(6,282)	—

	126,629	112,936	115,108
Core non-interest income:
Wealth management revenues	20,571	17,967	14,469
Banking service revenues	13,788	11,797	5,942
Mortgage banking activities	9,876	9,554	9,728

Total core non-interest income	44,235	39,318	30,139
Less: Non-interest expenses	(122,302)	(112,598)	(83,378)

Total pre-tax operating income	$48,562	$39,656	$61,869

•

At December 31, 2011, tangible common equity to total assets was 9.32% compared to 9.03% at December 31, 2010. Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at December 31, 2011 increased to 29.75% and 33.18%, respectively, from 29.30% and 32.50% at December 31, 2010.

Comparison of the years ended December 31, 2010 and 2009

Highlights of the year ended December 31, 2010 compared to December 31, 2009 included:

•	Pre-tax operating income of approximately $39.7 million decreased $35.9 million from $61.9 million in the previous year.

•

With the FDIC-assisted acquisition on April 30, 2010, the Group added total loans with a fair value of $785.9 million. In addition to these loans, the Group acquired $10.1 million in Federal Home Loan Bank stock, foreclosed real estate and other repossessed properties of $16.6 million and recorded an FDIC loss-share indemnification asset of $545.2 million.

•	Net credit impairment of $6.3 million, attributable to various pools of loans covered under the shared-loss agreements with the FDIC, was recorded during the quarter ended December 31, 2010.

•

Net interest income increased 3.3%, to $135.1 million, due to an improvement in the net interest spread to 2.17% from 2.00%, primarily reflecting the addition of covered loans from the FDIC-assisted acquisition. In addition, the Group paid off a 4.39%, $100.0 million repurchase agreement that matured on August 16, 2010 and redeemed the $595.0 million remaining balance of its 0.88% note to the FDIC, which originated as part of the FDIC-assisted acquisition.

•

Core banking and wealth management revenues increased 30.5%, to $39.3 million, primarily reflecting a $5.8 million increase in banking service revenues, to $11.8 million and a $3.5 million increase in wealth management revenues, to $18.0 million.

•

Retail deposits, reflecting growth in both Group customers and core deposits assumed on the FDIC-assisted acquisition, grew 44.2% or $621.6 million, to $2.0 billion, enabling the Group to reduce higher cost deposits.

•	Non-interest expenses increased 8.6%, to $112.6 million, largely the result of expenses associated with the former Eurobank operations.

•	Results for the year also include gains on sales of agency securities of $15.0 million, and losses in derivative activities of $36.9 million.

•

Strategic decision in December 2010 to sell the remaining balance of the BALTA private label collateralized mortgage obligation (CMO). The proceeds from such sale amounted to approximately $63.5 million, which were slightly higher than the $63.2 million fair value at which this instrument was carried in the Group’s books. This $300,000 difference represents a positive effect on stockholders’ equity of this transaction for the Group. A loss of $22.8 million was recorded in the fourth quarter of 2010 for the difference between the amortized cost and the sales price.

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

ANALYSIS OF RESULTS OF OPERATIONS

TABLE 1 — YEAR-TO-DATE ANALYSIS OF NET INTEREST

INCOME AND CHANGES DUE TO VOLUME/RATE

For the Years Ended December 31, 2011 and 2010

	Interest		Average rate		Average balance
	December 2011	December 2010	December 2011	December 2010	December 2011	December 2010
	(Dollars in thousands)
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$297,028	$303,801	4.60%	4.74%	$6,463,294	$6,412,468
Tax equivalent adjustment	79,002	99,071	1.22%	1.54%	—	—

Interest-earning assets — tax equivalent	376,030	402,872	5.82%	6.28%	6,463,294	6,412,468
Interest-bearing liabilities	156,586	168,669	2.48%	2.57%	6,317,970	6,561,223

Tax equivalent net interest income/spread	219,444	234,203	3.34%	3.71%	145,324	(148,755)

Tax equivalent interest rate margin			3.40%	3.65%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	159,924	187,930	3.73%	4.03%	4,283,404	4,661,483
Trading securities	—	6	0.00%	2.11%	740	284
Money market investments	1,106	397	0.25%	0.42%	437,013	93,943

	161,030	188,333	3.41%	3.96%	4,721,157	4,755,710

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	49,065	56,406	5.62%	6.11%	872,966	923,345
Commercial	14,564	12,022	5.72%	5.83%	254,617	206,090
Leasing	1,498	319	8.81%	6.22%	16,996	5,129
Consumer	3,206	2,563	8.17%	9.24%	39,233	27,735

	68,333	71,310	5.77%	6.14%	1,183,812	1,162,299

Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	15,880	10,029	9.58%	7.66%	165,681	130,848
Commercial and construction	41,829	23,331	13.05%	8.36%	320,490	278,808
Leasing	8,419	9,280	14.49%	13.11%	58,088	70,770
Consumer	1,537	1,518	10.93%	10.82%	14,066	14,033

	67,665	44,158	12.12%	8.93%	558,325	494,459

Total Loans	135,998	115,468	7.81%	6.97%	1,742,137	1,656,758

Total interest earning assets	297,028	303,801	4.60%	4.74%	6,463,294	6,412,468

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	171,304	136,738
Now accounts	12,533	14,826	1.61%	2.14%	780,430	692,906
Savings and money market	3,476	3,055	1.43%	1.67%	243,896	182,973
Individual retirement accounts	9,921	10,604	2.76%	3.16%	358,809	335,323
Retail certificates of deposits	10,196	10,610	2.33%	2.64%	437,519	402,318

Total retail deposits	36,126	39,095	1.81%	2.23%	1,991,958	1,750,258

Institutional deposits	3,706	4,737	1.76%	1.35%	210,574	350,807
Brokered deposits	5,813	4,771	2.49%	2.54%	233,337	188,102

Total wholesale deposits	9,519	9,508	2.14%	1.76%	443,911	538,909

	45,645	48,603	1.87%	2.12%	2,435,869	2,289,167

Borrowings:
Securities sold under agreements to repurchase	93,279	100,609	2.73%	2.84%	3,417,892	3,545,926
Advances from FHLB and other borrowings	12,347	12,248	3.83%	3.77%	322,480	324,847
FDIC-guaranteed term notes	4,084	4,084	3.87%	3.87%	105,646	105,597
Purchase money note issued to the FDIC	—	1,887	—	0.73%	—	259,603
Subordinated capital notes	1,231	1,238	3.41%	3.43%	36,083	36,083

	110,941	120,066	2.86%	2.81%	3,882,101	4,272,056

Total interest bearing liabilities	156,586	168,669	2.48%	2.57%	6,317,970	6,561,223

Net interest income/spread	$140,442	$135,132	2.12%	2.17%

Interest rate margin			2.17%	2.11%

Excess of average interest-earning assets over average interest-bearing liabilities (excess of average interest-bearing liabilities over average interest-earning assets)					$145,325	$(148,755)

Average interest-earning assets to average interest-bearing liabilities ratio					102.30%	97.73%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$(1,368)	$(25,935)	$(27,303)
Loans	7,024	13,506	20,530

	5,656	(12,429)	(6,773)

Interest Expense:
Deposits	3,115	(6,073)	(2,958)
Repurchase agreements	(3,633)	(3,697)	(7,330)
Other borrowings	(1,974)	179	(1,795)

	(2,492)	(9,591)	(12,083)

Net Interest Income	$8,148	$(2,838)	$5,310

TABLE 1A — ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE:

For the Years Ended December 31, 2010 and 2009

	Interest		Average rate		Average balance
	December 2010	December 2009	December 2010	December 2009	December 2010	December 2009
	(Dollars in thousands)
A — TAX EQUIVALENT SPREAD
Interest-earning assets	$303,801	$319,480	4.74%	5.22%	$6,412,468	$6,117,104
Tax equivalent adjustment	99,071	105,407	1.54%	1.72%	—	—

Interest-earning assets — tax equivalent	402,872	424,887	6.28%	6.94%	6,412,468	6,117,104
Interest-bearing liabilities	168,669	188,722	2.57%	3.22%	6,561,223	5,859,249

Tax equivalent net interest income/spread	234,203	236,165	3.71%	3.72%	(148,755)	257,855

Tax equivalent interest rate margin			3.65%	3.65%

B — NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	187,930	244,815	4.03%	5.11%	4,661,483	4,792,378
Trading securities	6	940	2.11%	3.69%	284	25,441
Money market investments	397	570	0.42%	0.47%	93,943	120,395

	188,333	246,325	3.96%	4.99%	4,755,710	4,938,214

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	56,406	60,743	6.11%	6.27%	923,345	968,400
Commercial	12,022	10,437	5.83%	5.49%	206,090	189,951
Leasing	319	—	6.22%	—	5,129	—
Consumer	2,563	1,975	9.24%	9.62%	27,735	20,539

	71,310	73,155	6.14%	6.21%	1,162,299	1,178,890

Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	10,029	—	7.66%	—	130,848	—
Commercial and construction	23,331	—	8.37%	—	278,808	—
Leasing	9,280	—	13.11%	—	70,770	—
Consumer	1,518	—	10.82%	—	14,033	—

	44,158	—	8.93%	—	494,459	—

Total Loans	115,468	73,155	6.97%	6.21%	1,656,758	1,178,890

Total interest earning assets	303,801	319,480	4.74%	5.22%	6,412,468	6,117,104

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	0.00%	0.00%	136,738	46,750
Now accounts	14,826	17,205	2.14%	2.92%	692,906	588,219
Savings and money market	3,055	910	1.67%	1.43%	182,973	63,439
Individual retirement accounts	10,604	10,452	3.16%	3.44%	335,323	303,811
Retail certificates of deposits	10,610	9,916	2.64%	3.75%	402,318	264,088

Total retail deposits	39,095	38,483	2.23%	3.04%	1,750,258	1,266,307

Institutional deposits	4,737	5,297	1.35%	3.51%	350,807	150,925
Brokered deposits	4,771	11,167	2.54%	3.40%	188,102	328,810

Total wholesale deposits	9,508	16,464	1.76%	3.43%	538,909	479,735

	48,603	54,947	2.12%	3.15%	2,289,167	1,746,042

Borrowings:
Securities sold under agreements to repurchase	100,609	116,755	2.84%	3.19%	3,545,926	3,659,442
Advances from FHLB and other borrowings	12,248	12,380	3.77%	3.76%	324,847	328,969
FDIC-guaranteed term notes	4,084	3,175	3.87%	3.58%	105,597	88,713
Purchase money note issued to the FDIC	1,887	—	0.73%	—	259,603	—
Subordinated capital notes	1,238	1,465	3.43%	4.06%	36,083	36,083

	120,066	133,775	2.81%	3.25%	4,272,056	4,113,207

Total interest bearing liabilities	168,669	188,722	2.57%	3.22%	6,561,223	5,859,249

Net interest income/spread	$135,132	$130,758	2.17%	2.00%

Interest rate margin			2.11%	2.14%

Excess of average interest-earning assets over average interest-bearing liabilities (excess of average interest-bearing liabilities over average interest-earning assets)					$(148,755)	$257,855

Average interest-earning assets to average interest-bearing liabilities ratio					97.73%	104.40%

C — CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$(9,104)	$(48,888)	$(57,992)
Loans	43,128	(815)	42,313

	34,024	(49,703)	(15,679)

Interest Expense:
Deposits	17,092	(23,436)	(6,344)
Repurchase agreements	(3,622)	(12,524)	(16,146)
Other borrowings	2,366	71	2,437

	15,836	(35,889)	(20,053)

Net Interest Income	$18,188	$(13,814)	$4,374

Net Interest Income

Comparison of the years ended December 31, 2011 and 2010

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest-earning assets and interest-bearing liabilities (interest rate margin). As further discussed in the Risk Management section of this MD&A, the Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2011 and 2010.

Net interest income amounted to $140.4 million for the year ended December 31, 2011, an increase of 3.9% from $135.1 million for the same period in 2010. These changes reflect an increase of 17.8% in interest income from loans for the year ended December 31, 2011, as compared to the same period in 2010.

Interest rate spread decreased 5 basis points to 2.12% for the year ended December 31, 2011 from 2.17% in the year ended December 31, 2010. This decrease reflects a 14 basis point decrease in the average yield of interest earning assets to 4.60% in the year ended December 31, 2011 from 4.74% for the same period in 2010, partially offset by a 9 basis point decrease in the average cost of funds to 2.48% in the year ended December 31, 2011 from 2.57% for the same period in 2010, as further explained below.

The decrease in interest income for the year was primarily the result of a decrease of $12.4 million in interest rate variance, and was partially offset by a $5.7 million increase in interest-earning assets volume variance. Interest income from loans increased 17.8% to $136.0 million for the year ended December 31, 2011, mainly due to the continued improved performance of covered loans. Interest income on investments decreased 14.5% to $161.0 million for the year ended December 31, 2011, compared to $188.3 million for the same period in 2010, reflecting an increase in premium amortization due to the decline in interest rates that caused an increase in prepayment speeds, and lower balance in the investment securities portfolio.

Interest expense decreased 7.2% reaching $156.6 million for the year ended December 31, 2011. This decrease was primarily the result of a $9.6 million decrease in interest rate variance, and a $2.5 million decrease in interest-earning liabilities volume variance. These decreases are due to a reduction in the cost of funds, which decreased 9 basis points to 2.48% from the previous year. The cost of deposits decreased by 25 basis points to 1.87% compared to 2.12% for the same period in 2010.

For the year ended December 31, 2011, the average balance of total interest-earning assets was $6.463 billion, a 0.8% increase from the same period in 2010. This increase in average balance of interest-earning assets was mainly attributable to a 5.2% increase in average loans, partially offset by a 0.7% decrease in average investments. As of December 31, 2011, the Group had $605.5 million in cash and cash equivalents versus $448.9 million as of December 31, 2010.

For the year ended December 31, 2011, the average yield on interest-earning assets was 4.60% compared to 4.74% for the same period in 2010. This was mainly due to a decrease in the investment portfolio yield to 3.41% versus 3.96% for the same period in 2010. However, this was offset by the higher average yields in the loan portfolio, mainly due to the covered loans acquired in the FDIC-assisted acquisition with an average yield of 12.12% for the year ended December 31, 2011 compared to 8.93% for the same period in 2010.

Comparison of the years ended December 31, 2010 and 2009

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

TABLE 2 — NON-INTEREST INCOME (LOSS) SUMMARY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	December 31,
	2011	2010	Variance %	2009
	(Dollars in thousands)
Wealth management revenues	$20,571	$17,967	14.5%	$14,469
Banking service revenues	13,788	11,797	16.9%	5,942
Mortgage banking activities	9,876	9,554	3.4%	9,728

Total banking and wealth management revenues	44,235	39,318	12.5%	30,139

Total other-than-temporarily impaired securities	(15,018)	(39,674)	62.1%	(101,472)
Portion of loss on securities recognized in other comprehensive income	—	22,508	–100.0%	41,398

Other-than-temporary impairments on securities	(15,018)	(17,166)	12.5%	(60,074)
Net (amortization) accretion of FDIC shared-loss indemnification asset	(3,379)	4,330	–178.0%	—
Fair value adjustment on FDIC equity appreciation instrument	—	909	–100.0%	—
Net gain (loss) on:
Sale of securities	27,996	15,032	86.2%	4,385
Derivatives	(13,220)	(36,823)	64.1%	29,181
Early extinguishment of repurchase agreements	(4,790)	—	–100.0%	(17,551)
Trading securities	(15)	23	–165.2%	12,564
Foreclosed real estate	(1,717)	(524)	–227.7%	(570)
Other	(3,103)	99	–3234.3%	113

	(13,246)	(34,120)	61.2%	(31,952)

Total non-interest income (loss), net	$30,989	$5,198	496.2%	$(1,813)

Non-Interest Income

Comparison of the years ended December 31, 2011 and 2010

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the net accretion (amortization) of the FDIC shared-loss indemnification asset, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank.

As shown in Table 2, the Group recorded non-interest income in the amount of $31.0 million for the year ended December 31, 2011, compared to $5.2 million during 2010, an increase of $25.8 million. This increase is mainly related to the effect of a decrease of $23.6 million in losses on derivatives activities, and an increase of $13.0 million in gain on sale of securities. During the year ended December 31, 2011, the Group recorded $13.2 million in derivative losses, primarily as a result of the strategic decision to sell its remaining swap options. Following the sale, the Group entered into new swaps to manage interest rate risk with an aggregate notional amount of $1.425 billion designated as cash flow hedges. In December 2011, the Group cancelled $300 million of these cash flow hedges as the forecasted transaction was not deemed probable of occurring. This transaction resulted in a loss which is included in the previously mentioned loss on derivatives activities. An unrealized loss of $47.4 million was recognized in accumulated other comprehensive income related to the valuation of the remaining swaps which are deemed to be in effect at December 31, 2011.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage and insurance activities, increased 14.5% to $20.6 million in the year ended December 31, 2011, from $18.0 million for the same period in 2010. Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 16.9% to $13.8 million in the year ended December 31, 2011, from $11.8 million for the same period in 2010. These increases are attributable to an increase in electronic banking service fees.

Income generated from mortgage banking activities increased 3.4% to $9.9 million in the year ended December 31, 2011, from $9.6 million for the same period in 2010, mainly as a result of favorable pricing of mortgages sold into the secondary market.

During the years ended December 31, 2011 and 2010, the Group recorded other-than-temporary impairment losses of $15.0 million and $17.2 million, respectively. The other-than-temporary impairment losses during the year ended December 31, 2011, were all recorded on a CDO that was later sold in January 2012 at a loss of $15.0 million. No additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011. During the year ended December 31, 2010, other-than-temporary impairment losses were recorded on the BALTA private label non-agency CMO that was sold in December 2010 at a loss of $22.8 million.

Comparison of the years ended December 31, 2010 and 2009

As shown in Table 2, the Group recorded non-interest income in the amount of $5.2 million for the year ended December 31, 2010, compared to a loss of $1.8 million in 2009.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and commissions and fees from securities brokerage and insurance activities, increased 24.2%, to $18.0 million in the year ended December 31, 2010, from $14.5 million in the same period of 2009. Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 98.5% to $11.8 million in the year ended December 31, 2010, from $5.9 million in the same period of 2009. These increases are attributable to increases in electronic banking service fees and fees generated from the customers of former Eurobank banking business.

Income generated from mortgage banking activities decreased 1.8% in the year ended December 31, 2010, from $9.7 million in the year ended December 31, 2009, to $9.6 million for the same period in 2010 mainly as the result of a decrease in residential mortgage loan production.

For the year ended December 31, 2010, a loss from securities, derivatives, trading activities and other investment activities was $38.9 million, compared to a loss of $13.9 million in the same period of 2009. The decrease was mostly due to net loss of $36.8 million in derivatives during the year ended December 31, 2010, compared with gains of $29.2 million for the same period in 2009.

Net loss on derivative activities of $36.8 million in 2010 mainly reflected realized losses of $42.0 million due to the terminations of forward-settle swaps. These terminations allowed the Group to enter into new swap contracts, while effectively reducing the interest rate of the pay-fixed side of such swaps, from an average cost of 3.53% to an average cost of 1.83%. These swaps will enable the Group to fix, at 1.83%, the cost of $1.25 billion in repurchase agreements funding ($900 million maturing in December 2011 and $350 million maturing in May

2012) that currently have a blended cost of approximately 4.40%. These losses were partially offset, mainly by a gain of approximately $6.0 million in the valuation of interest rate swaps and options outstanding as of December 31, 2010.

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

During 2010 and 2009, the Group recorded other-than-temporary impairment losses of $17.2 million and $60.1 million, respectively.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	Variance %	2009
	(Dollars in thousands)
Compensation and employee benefits	$45,552	$41,723	9.2%	$32,020
Occupancy and equipment	17,407	18,556	-6.2%	10,379
Professional and service fees	21,742	16,491	31.8%	14,763
Insurance	6,642	7,006	-5.2%	7,233
Advertising, business promotion, and strategic initiatives	5,975	4,978	20.0%	4,208
Electronic banking charges	5,709	4,504	26.8%	2,194
Taxes, other than payroll and income taxes	4,721	5,106	-7.5%	3,004
Loan servicing and clearing expenses	3,979	3,051	30.4%	2,390
Foreclosure and repossession expenses	2,936	2,830	3.7%	929
Communication	1,623	2,561	-36.6%	1,567
Director and investor relations	1,305	1,463	-10.8%	1,374
Other	4,711	4,329	8.8%	3,317

Total non-interest expenses	$122,302	$112,598	8.6%	$83,378

Relevant ratios and data:
Efficiency ratio	66.22%	64.54%		51.74%

Expense ratio	1.21%	1.10%		87.00%

Compensation and benefits to non-interest expense	37.25%	37.05%		38.40%

Compensation to total assets owned	0.68%	0.57%		0.49%

Average number of employees	725	725		541

Average compensation per employee	$62.8	$57.5		$59.2

Assets owned per average employee	$9,233	$10,084		$12,109

Non-Interest Expenses

Comparison of the years ended December 31, 2011 and 2010

Non-interest expenses for the year ended December 31, 2011 increased 8.6% to $122.3 million, compared to $112.6 million for the same period in 2010. The increase in non-interest expenses for the year ended December 31, 2011 is primarily driven by the integration of former Eurobank employees after the FDIC-assisted acquisition on April 30, 2010 and therefore had only a partial impact on the year ended December 31, 2010.

Compensation and employee benefits increased 9.2% to $45.6 million from $41.7 million for the same period in 2010. Average employees remained at 725 for the years ended December 31, 2011 and 2010.

Professional and service fees for the year ended December 31, 2011 increased 31.8% to $21.7 million, compared to $16.5 million for the same period in 2010. The increase for the year ended December 31, 2011 is mainly due to expenses for servicing the loans acquired in the FDIC-assisted acquisition, which commenced in late June 2010.

Occupancy and equipment expense decreased 6.2% to $17.4 million for the year ended December 31, 2011 compared to the same period in 2010. This decrease is mainly attributed to fewer branches when compared to the same period in 2010.

Decrease in insurance expenses for the year ended December 31, 2011, as compared to the same period in 2010, is principally due to the change in FDIC assessment rates and the change in the methodology applied to the Bank. This current methodology is based on average consolidated total assets less average tangible equity, instead of total deposits.

Increase in electronic banking charges for the year ended December 31, 2011, compared to the same period in 2010, is mainly due to increases in the volume of transactions, as the result of new customers from the FDIC-assisted acquisition.

Decrease in taxes, other than payroll and income taxes, for the year ended December 31, 2011, as compared to same period in 2010, is principally due to the effect of the Eurobank integration, which for 2010 contemplated property taxes for all of Eurobank’s former facilities.

Advertising, business promotion, and strategic initiatives for the year ended December 31, 2011 increased 20.0%, as compared to the same period in 2010, primarily to support the expansion of commercial banking and the Group’s rebranding.

Loan servicing and clearing expenses increased 30.4%, foreclosure and repossession expenses increased 3.7%, printing, postage, stationery and supplies expenses increased 6.4%, and other operating expenses increased 9.7%, and communication expenses and director and investor relations decreased 36.6% and 10.8%, respectively, for the year ended December 31, 2011 when compared to the same period ended December 31, 2010.

The non-interest expense results reflect an efficiency ratio of 66.2% for the year ended December 31, 2011, compared to 64.5% for the year ended December 31, 2010. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to a loss of $13.2 million for the year ended December 31, 2011, compared to a loss of $34.1 million for the year ended December 31, 2010.

Comparison of the years ended December 31, 2010 and 2009

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

Provision for Loan and Lease Losses

Comparison of the years ended December 31, 2011 and 2010

The provision for non-covered loan and lease losses for the year ended December 31, 2011 totaled $15.2 million, a 4.5% decrease from the $15.9 million reported for 2010. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2011 was adequate in order to maintain the allowance for loan and lease losses at an adequate level.

Net credit losses increased $1.9 million, to $9.6 million, representing 0.81% of average non-covered loans outstanding, versus 0.67% in 2010. The allowance for non-covered loan and lease losses increased to $37.0 million (3.06% of non-covered loans) at December 31, 2011, compared to $31.4 million (2.66% of non-covered loans) a year ago.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified are evaluated for impairment, or when deemed necessary by management. At December 31, 2011, the total investment in impaired commercial loans was $46.4 million, compared to $25.9 million at December 31, 2010. Impaired commercial loans increased principally as a result of an increase of $10.9 million in commercial loans classified as troubled debt restructurings and $5.4 million in current loans adversely classified by management during its impairment analysis. Most of the impaired commercial loans are measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependant, all other loans are measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $3.5 million and $823 thousand at December 31, 2011 and 2010, respectively. At December 31, 2011, the total investment in impaired mortgage loans was $51.5 million (December 31, 2010 — $36.1 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.4 million and $2.4 million at December 31, 2011 and 2010, respectively.

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

Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the 2006 Interagency Policy Statement on the Allowance For Loan and Lease Losses, which requires that depository institutions have prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating probable loan losses, future changes to the allowance may be necessary, based on factors beyond the Group’s control, such as factors affecting general economic conditions.

There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. However, during the quarter ended September 30, 2011, the Group divided the commercial loan portfolio into two classes, commercial loans secured by existing commercial real estate properties and other commercial loans, for purposes of evaluating the allowance for loan and lease losses.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. As part of the Group’s assessment of actual versus expected cash flows on covered loans, higher cash flows are expected for various pools of loans for which impairment has been previously recorded as an allowance for covered loan and lease losses. The resulting higher expected cash flows are recorded as a reduction in such previously recorded allowance and a recapture of covered loan and lease losses of $1.4 million for the year ended December 31, 2011, net of the effect from the FDIC shared-loss indemnification asset. A provision for covered loan and lease losses of $6.2 million was recorded in the year ended December 31, 2010, net of the effect from the FDIC shared-loss indemnification asset.

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

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for a more detailed analysis of the allowances for loan and lease losses, net credit losses and credit quality statistics.

Comparison of the years ended December 31, 2010 and 2009

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

For the commercial loans portfolio, all loans over $250 thousand and over 90 days past due are evaluated for impairment. At December 31, 2010, the total investment in impaired commercial loans was $25.9 million, compared to $15.6 million at December 31, 2009. Impaired commercial loans are measured based on the fair value of collateral method, since all impaired loans during the period were collateral dependent. The valuation allowance for impaired commercial loans amounted to approximately $823 thousand and $709 thousand at December 31, 2010 and December 31, 2009, respectively. Net credit losses on impaired commercial loans for the years ended December 31, 2010 and 2009 were $1.9 million and $776 thousand, respectively. At December 31, 2010, the total investment in impaired mortgage loans was $36.1 million (December 31, 2009 — $10.7 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $2.4 million and $683 thousand at December 31, 2010 and 2009, respectively.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. As a result of a net credit impairment attributable to various pools of loans covered under the shared-loss agreements with the FDIC, the Group recorded a provision for covered loan and lease losses of $6.3 million during the year ended December 31, 2010. This impairment consists of $49.3 million in gross estimated losses, less a $43.0 million increase in the FDIC shared-loss indemnification asset. During the year ended December 31, 2011, the Group’s assessment of actual versus expected cash flows on covered loans reflected that higher cash flows are expected for various pools of loans for which impairment has been previously recorded as an allowance for covered loan and lease losses. The resulting higher expected cash flows are recorded as a reduction in such previously recorded allowance and a recapture of covered loan and lease losses of $1.4 million for the year ended December 31, 2011. This recapture consists of $12.0 million decrease in gross estimated losses, less a $10.6 million decrease in the FDIC shared-loss indemnification asset.

Income Taxes

Comparison of the years ended December 31, 2011 and 2010

For the year ended December 31, 2011, the Group recorded an income tax expense of $866 thousand, as compared to income tax benefit of $4.3 million for the same period in 2010. This increase reflects a $5.2 million expense related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rate from 40.95% to 30% as a result of the 2011 Code, partially reduced by the various contingencies settled with the Puerto Rico Treasury Department during the quarter ended June 30, 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had reserved for this purpose. As part of the settlement reached, all taxable years prior to 2010 are closed for purposes of any assessments of additional income taxes by the Puerto Rico Treasury Department. Also, mortgage tax credits amounting to $2.6 million became available for the years 2011 and 2012, $1.3 million of which were used during 2011 to offset any taxable income. The Group expects to obtain benefits from this reduction in tax rates on future corporate tax filings. For the year ended December 31, 2011, the effective tax rate of the Group reached 2.45% compared to an effective tax benefit of 77.64% for the same period in 2010. Included in the aforementioned effective tax rate is the net effect of the change in the enacted tax rate of 14.66%; the decrease in the tax liability rate of the Group’s international banking entity of 1.41%, which reduced its statutory tax rate from 5.00% to 0.00%; and a decrease in the income tax contingencies credit of 7.95%, which includes the benefits recorded from the settlement of contingencies with the Puerto Rico Treasury Department.

Comparison of the years ended December 31, 2010 and 2009

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

TABLE 4 — ASSETS SUMMARY AND COMPOSITION

AS OF DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	Variance %	2009
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$3,560,807	$3,972,107	–10.4%	$2,764,172
Obligations of US Government sponsored agencies	—	3,000	–100.0%	1,007,091
Non-agency collateralized mortgage obligations	—	—	0.0%	446,037
CMO’s issued by US Government sponsored agencies	130,045	177,804	–26.9%	286,509
GNMA certificates	28,336	127,714	–77.8%	346,103
Structured credit investments	37,288	41,693	–10.6%	38,383
Puerto Rico Government and agency obligations	81,482	67,663	20.4%	65,364
FHLB stock	23,779	22,496	5.7%	19,937
Other debt securities	5,980	—	100.0%	—
Other investments	253	1,480	–82.9%	673

	3,867,970	4,413,957	–12.4%	4,974,269

Loans:
Loans not covered under shared-loss agreements with the FDIC	1,183,748	1,149,319	3.0%	1,136,080
Allowance for loan and lease losses on non covered loans	(37,010)	(31,430)	–17.8%	(23,272)

Non covered loans receivable, net	1,146,738	1,117,889	2.6%	1,112,808
Mortgage loans held for sale	26,939	33,979	–20.7%	27,261

Total loans not covered under shared-loss agreements with the FDIC, net	1,173,677	1,151,868	1.9%	1,140,069
Loans covered under shared-loss agreements with the FDIC	533,532	669,997	–20.4%	—
Allowance for loan and lease losses on covered loans	(37,256)	(49,286)	24.4%	—

Total loans covered under shared loss agreements with the FDIC, net	496,276	620,711	–20.0%	—

Total loans, net	1,669,953	1,772,579	–5.8%	1,140,069

Total securities and loans	5,537,923	6,186,536	–10.5%	6,114,338

Other assets:
Cash and due from banks	601,614	344,067	74.9%	247,691
Money market investments	3,863	104,869	–96.3%	29,432
FDIC shared-loss indemnification asset	392,367	473,629	–17.2%	—
Foreclosed real estate	27,679	26,840	3.1%	9,347
Accrued interest receivable	20,182	28,716	–29.7%	33,656
Deferred tax asset, net	32,023	30,732	4.2%	31,685
Premises and equipment, net	21,520	23,941	–10.1%	19,775
Derivative assets	9,317	28,315	–67.1%	—
Other assets	47,178	63,361	–25.5%	64,909

Total other assets	1,155,743	1,124,470	2.8%	436,495

Total assets	$6,693,666	$7,311,006	–8.4%	$6,550,833

Investment portfolio composition:
FNMA and FHLMC certificates	92.0%	90.1%		55.5%
Obligations of US Government sponsored agencies	0.0%	0.1%		20.2%
Non-agency collateralized mortgage obligations	0.0%	0.0%		9.0%
CMO’s issued by US Government sponsored agencies	3.4%	4.0%		5.8%
GNMA certificates	0.7%	2.9%		7.0%
Structured credit investments	1.0%	0.9%		0.8%
Puerto Rico Government and agency obligations	2.1%	1.5%		1.3%
FHLB stock	0.6%	0.5%		0.4%
Other debt securities and other investments	0.2%	0.0%		0.0%

	100.0%	100.0%		100.0%

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2011, the Group’s total assets amounted to $6.7 billion, a decrease of 8.4% when compared to $7.3 billion at December 31, 2010, and interest-earning assets reached $5.5 billion, down 10.5%, versus $6.2 billion at December 31, 2010.

As detailed in Table 4, investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At December 31, 2011, the investment portfolio decreased 12.4% from $4.4 billion to $3.9 billion. This decrease is mostly due to a decrease of $411.3 million or 10.4% in FNMA and FHLMC certificates, and a decrease of $99.4 million or 77.8% in GNMA certificates.

At December 31, 2011, approximately 96% of the Group’s investment securities portfolio consists of fixed-rate mortgage-backed securities or notes, guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations, backed by a U.S. government-sponsored entity or the full faith and credit of the U.S. government, compared to 98% at December 31, 2010.

The Group’s loan portfolio is mainly comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, and leases. At December 31, 2011, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, amounted to $1.7 billion, a decrease of 5.8% from $1.8 billion at December 31, 2010. The loan portfolio decrease was mainly attributable to a decrease of $124.4 million or 20.0% in covered loans as they continue to pay down, which was partially offset by an increase of 1.9% in non-covered loans.

At December 31, 2011, the mortgage loan portfolio amounted to $821.1 million (69.1% of the gross non-covered loan portfolio), compared to $873.9 million (75.8% of the gross non-covered loan portfolio) at December 31, 2010. Mortgage loan production and purchases of $212.8 million for the year ended December 31, 2011 decreased 13.2%, from $245.2 million, when compared to the year ended December 31, 2010.

At December 31, 2011, the commercial loan portfolio amounted to $301.6 million (25.3% of the gross non-covered loan portfolio), compared to $234.3 million (20.3% of the gross non-covered loan portfolio) at December 31, 2010. Commercial loan production increased 38.3% for the year ended December 31, 2011 from $101.0 million in 2010 to $139.8 million in 2011.

At December 31, 2011, the consumer loan portfolio amounted to $39.9 million (3.4% of the gross non-covered loan portfolio), compared to $34.5 million (3.0% of the gross non-covered loan portfolio) at December 31, 2010. Consumer loan production increased 58.0% for the year ended December 31, 2011 from $13.8 million in 2010 to $21.7 million in 2011.

At December 31, 2011, the leasing portfolio amounted to $25.8 million (2.2% of the gross non-covered loan portfolio), compared to $10.3 million (0.9% of the gross non-covered loan portfolio) at December 31, 2010. Leasing production increased 86.1% for the year ended December 31, 2011 from $11.6 million in 2010 to $21.6 million in 2011.

The FDIC shared-loss indemnification asset amounted to $392.4 million and $473.6 million as of December 31, 2011 and 2010, respectively. This decrease is mainly related to reimbursements received from the FDIC during 2011 of $75.5 million.

TABLE 5 — LOANS RECEIVABLE COMPOSITION:

AS OF DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	2009
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$819,651	$872,427	$918,688
Home equity loans and others	1,411	1,505	1,565
Commercial	218,261	178,232	157,631
Deferred loan fees, net	(4,300)	(3,931)	(3,318)

	1,035,023	1,048,233	1,074,566

Other loans:
Commercial	83,312	56,760	40,357
Personal consumer loans and credit lines	39,890	34,492	21,335
Leasing	25,768	10,257	—
Deferred loan fees, net	(245)	(423)	(178)

	148,725	101,086	61,514

Loans receivable	1,183,748	1,149,319	1,136,080
Allowance for loan and lease losses on non covered loans	(37,010)	(31,430)	(23,272)

Loans receivable, net	1,146,738	1,117,889	1,112,808
Mortgage loans held-for-sale	26,939	33,979	27,261

Total loans not-covered under shared-loss agreements with FDIC, net	1,173,677	1,151,868	1,140,069
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	140,824	166,865	—
Construction and development secured by 1-4 family residential properties	16,976	17,232	—
Commercial and other construction	325,832	388,261	—
Leasing	36,122	79,093	—
Consumer	13,778	18,546	—

Total loans covered under shared-loss agreements with FDIC	533,532	669,997	—
Allowance for loan and lease losses on covered loans	(37,256)	(49,286)	—

Total loans covered under shared-loss agreements with FDIC, net	496,276	620,711	—

Total loans, net	$1,669,953	$1,772,579	$1,140,069

The following table summarizes the remaining contractual maturities of the Group’s total non-covered loans (gross of deferred loan fees) segmented to reflect cash flows as of December 31, 2011. Contractual maturities do not necessarily reflect the actual term of a loan, considering prepayments.

		Maturities
			After One Year to Five Years		After Five Years
	Balance Outstanding at December 31, 2011	One Year or Less	Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Non-covered loans
Mortgage, mainly residential	$819,651	$14,858	$43,558	$—	$761,235	$—
Commercial, mainly real estate	301,573	74,620	120,534	69,162	29,046	8,211
Consumer	41,301	8,789	28,090	24	3,103	1,295
Leasing	25,768	116	20,581	—	5,071	—

Total	$1,188,293	$98,383	$212,763	$69,186	$798,455	$9,506

TABLE 6 — LIABILITIES SUMMARY AND COMPOSITION

AS OF DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	Variance %	2009
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$190,001	$170,705	11.3%	$73,548
Now accounts	810,844	783,744	3.5%	619,947
Savings and money market accounts	230,673	235,690	–2.1%	86,791
Certificates of deposit	1,159,258	1,393,743	–16.8%	961,344

	2,390,776	2,583,882	–7.5%	1,741,630
Accrued interest payable	4,491	5,006	–10.3%	3,871

	2,395,267	2,588,888	–7.5%	1,745,501

Borrowings:
Short term borrowings	39,920	42,460	–6.0%	49,218
Securities sold under agreements to repurchase	3,056,238	3,456,781	–11.6%	3,557,308
Advances from FHLB	281,753	281,753	0.0%	281,753
FDIC-guaranteed term notes	105,834	105,834	0.0%	105,834
Subordinated capital notes	36,083	36,083	0.0%	36,083

	3,519,828	3,922,911	–10.3%	4,030,196

Total deposits and borrowings	5,915,095	6,511,799	–9.2%	5,775,697

FDIC net settlement payable	115	22,954	–99.5%	—
Derivative liabilities	47,425	64	74001.6%	—
Securities and loans purchased but not yet received	—	—	0.0%	413,359
Other liabilities	35,476	43,858	–19.1%	31,611

Total liabilities	$5,998,111	$6,578,675	–8.8%	$6,220,667

Deposits portfolio composition percentages:
Non-interest bearing deposits	8.0%	6.7%		4.2%
Now accounts	33.9%	30.3%		35.6%
Savings accounts	9.6%	9.1%		5.0%
Certificates of deposit	48.5%	53.9%		55.2%

	100.0%	100.0%		100.0%

Borrowings portfolio composition percentages:
Federal funds purchases and other short term borrowings	1.1%	1.1%		1.2%
Securities sold under agreements to repurchase	86.9%	88.1%		88.3%
Advances from FHLB	8.0%	7.2%		7.0%
FDIC-guaranteed term notes	3.0%	2.7%		2.6%
Subordinated capital notes	1.0%	0.9%		0.9%

	100.0%	100.0%		100.0%

Securities sold under agreements to repurchase
Amount outstanding at year-end	$3,056,238	$3,456,781		$3,557,308

Daily average outstanding balance	$3,417,892	$3,545,926		$3,659,442

Maximum outstanding balance at any month-end	$3,466,480	$3,566,588		$3,762,353

Liabilities and Funding Sources

As shown in Table 6, at December 31, 2011, the Group’s total liabilities reached $6.0 billion, 8.8% lower than the $6.6 billion reported at December 31, 2010. This decrease is mostly due to the early extinguishment of a $100.0 million repurchase agreement during the third quarter of 2011, and the maturity of $300.0 million in repurchase agreements during the fourth quarter of 2011. Deposits and borrowings, the Group’s funding sources, amounted to $5.9 billion at December 31, 2011 versus $6.5 billion at December 31, 2010, a 9.2% decrease. Borrowings represented 59.5% of interest-bearing liabilities and deposits represented 40.5%.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, FDIC-guaranteed term notes (under the Temporary Liquidity Guarantee Program), subordinated capital notes, and other borrowings. At December 31, 2011, borrowings amounted to $3.5 billion, 10.3% lower than the $3.9 billion recorded at December 31, 2010. Repurchase agreements as of December 31, 2011 amounted to $3.1 billion, an 11.6% decrease when compared to $3.5 billion as of December 31, 2010. The decrease is mainly due to the early extinguishment of a $100.0 million repurchase agreement during the third quarter of 2011 and the cancellation of $300.0 million in repurchase agreements during the fourth quarter of 2011.

At December 31, 2011, short term borrowings amounted to $39.9 million, 6.0% lower than the $42.5 million reported at December 31, 2010. Short term borrowings mainly consist of deposits of the Puerto Rico Cash & Money Market Fund.

As a member of the Federal Home Loan Bank (“FHLB”), the Group can obtain advances from the FHLB, secured by the FHLB stock owned by the Group, as well as by certain of the Group’s mortgage loans and investment securities. Advances from FHLB amounted to $281.8 million as of December 31, 2011, and December 31, 2010. These advances mature from May 2012 through May 2014.

The Group’s banking subsidiary issued in March 2009 $105.0 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. These notes are due on March 16, 2012, bear interest at a 2.75% fixed rate, and are backed by the full faith and credit of the United States. Interest on the note is payable on the 16th of each March and September, beginning September 16, 2009. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. This cost has been deferred and is being amortized over the term of the notes. The total cost of the notes for 2011 and 2010, including the amount of the debt issuance costs, was 3.87%.

At December 31, 2011, deposits, the second largest category of the Group’s interest-bearing liabilities reached $2.395 billion, down 7.5% from $2.589 billion at December 31, 2010. This decrease was mainly attributable to a decrease in higher cost brokered deposits and other wholesale institutional deposits which decreased 8.2% and 40.0%, respectively, to $255.9 million and $168.3 million in December 31, 2011 from $278.9 million and $280.6 million in December 31, 2010.

At December 31, 2011, the scheduled maturities of time deposits and individual retirement accounts of $100 thousand or more were as follows:

(In thousands)
Three (3) months or less	$115,134
Over 3 months through 6 months	78,360
Over 6 months through 12 months	133,056
Over 12 months	129,537

Total	$456,087

Stockholders’ Equity

At December 31, 2011, the Group’s total stockholders’ equity was $695.6 million, a 5.0% decrease when compared to $732.3 million at December 31, 2010. This decrease reflects stock repurchases under the aforementioned stock repurchase programs, partially offset by the net income for the year.

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. As of December 31, 2011, under the $70 million program, the Group had purchased approximately 2,783,000 shares for a total of $29.4 million at an average price of $10.57 per share.

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

Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at December 31, 2011 and 2010 increased to 29.75% and 33.18% from 29.30% and 32.50%, respectively.

The Group maintains capital ratios in excess of regulatory requirements. At December 31, 2011, Tier 1 Leverage Capital Ratio was 9.65% (2.41 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 31.56% (7.89 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 32.84% (4.11 times the requirement of 8.00%).

Taking into consideration the Group’s strong capital position, the quarterly cash dividend per common share was increased by 20%, to $0.06 per share, on November 30, 2011. On an annualized basis, this represents an increase to $0.24 per share, from $0.20, or an estimated annual increase of $1.6 million, based on 41.2 million shares outstanding at December 31, 2011.

The following are the consolidated capital ratios of the Group at December 31, 2011, 2010, and 2009:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,
	2011	2010	Variance %	2009
	(Dollars in thousands)
Capital data:
Stockholders’ equity	$695,555	$732,331	–5.0%	$330,166

Regulatory Capital Ratios data:
Leverage Capital Ratio	9.65%	9.50%	1.6%	6.52%

Minimum Leverage Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Capital	$661,614	$699,415	–5.4%	$414,702

Minimum Tier 1 Capital Required	$274,231	$294,472	–6.9%	$254,323

Excess over regulatory requirement	$387,383	$404,943	–4.3%	$160,379

Tier 1 Risk-Based Capital Ratio	31.56%	31.04%	1.7%	18.79%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%		4.00%

Actual Tier 1 Risk-Based Capital	$661,614	$699,415	–5.4%	$414,702

Actual Tier 1 Common Equity Capital	$593,614	$631,415	–6.0%	$346,702

Minimum Tier 1 Risk-Based Capital Required	$83,845	$90,139	–7.0%	$88,295

Excess over regulatory requirement	$577,769	$609,276	–5.2%	$326,407

Risk-Weighted Assets	$2,096,125	$2,253,487	–7.0%	$2,207,383

Total Risk-Based Capital Ratio	32.84%	32.32%	1.6%	19.84%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%		8.00%

Actual Total Risk-Based Capital	$688,415	$728,241	–5.5%	$437,975

Minimum Total Risk-Based Capital Required	$167,690	$180,279	–7.0%	$176,591

Excess over regulatory requirement	$520,725	$547,962	–5.0%	$261,384

Risk-Weighted Assets	$2,096,125	$2,253,487	–7.0%	$2,207,383

Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	9.32%	9.03%	3.2%	3.97%

Tangible common equity to risk-weighted assets	29.75%	29.30%	1.5%	11.79%

Total equity to total assets	10.39%	10.02%	3.7%	5.04%

Total equity to risk-weighted assets	33.18%	32.50%	2.1%	14.96%

Tier 1 common equity to risk-weighted assets	28.32%	28.02%	1.1%	15.71%

Tier 1 common equity	$593,615	$631,415	–6.0%	$346,702

Stock data:
Outstanding common shares	41,245	46,349	–11.0%	24,235

Book value per common share	$15.22	$14.33	6.2%	$10.82

Market price at end of period	$12.11	$12.49	–3.0%	$10.80

Market capitalization at end of period	$499,477	$578,899	–13.7%	$261,738

The following table provides a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands, except share or per share information)
Total stockholders’ equity	$695,555	$732,331
Preferred stock	(68,000)	(68,000)
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,185)	(1,328)

Total tangible common equity	$623,669	$660,302

Total assets	6,693,666	7,311,006
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,185)	(1,328)

Total tangible assets	$6,689,780	$7,306,977

Tangible common equity to tangible assets	9.32%	9.03%

Common shares outstanding at end of period	41,244,533	46,348,667

Tangible book value per common share	$15.12	$14.25

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

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Group has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by shareholders in the evaluation of a company, they have limitations as analytical tools, and should not be considered in isolation, or as a substitute for analyses of results as reported under GAAP.

The table below reconciles the Group’s total common equity (GAAP) at December 31, 2011 and 2010 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	December 31,
	2011	2010
	(In thousands)
Common stockholders’ equity	$627,555	$664,331
Unrealized gains on available-for-sale securities, net of income tax	(79,245)	(36,988)
Unrealized losses on cash flow hedges, net of income tax	42,112	—
Disallowed deferred tax assets	(26,877)	(25,930)
Disallowed servicing assets	(1,045)	(969)
Intangible assets:
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,185)	(1,328)
Subordinated capital notes	35,000	35,000

Total Tier 1 common equity	$593,614	$631,415

Tier 1 common equity to risk-weighted assets	28.32%	28.02%

The following table presents the Group’s capital adequacy information for 2011, 2010, and 2009:

	December 31,
	2011	2010	2009
	(In thousands)
Risk-based capital:
Tier 1 capital	$661,614	$699,415	$414,702
Supplementary (Tier II) capital	26,801	28,826	23,273

Total Capital	$688,415	$728,241	$437,975

Risk-weighted assets:
Balance sheet items	$2,044,930	$2,216,120	$2,199,669
Off-balance sheet items	51,195	37,367	7,714

Total risk-weighted assets	$2,096,125	$2,253,487	$2,207,383

Ratios:
Tier 1 capital (minimum required — 4%)	31.56%	31.04%	18.79%
Total capital (minimum required — 8%)	32.84%	32.32%	19.84%
Leverage ratio	9.65%	9.50%	6.52%
Equity to assets	10.39%	10.02%	5.04%
Tangible equity to assets	9.32%	9.03%	3.97%

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-

term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt.

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At December 31, 2011 and 2010, the Group was a “well capitalized” institution for regulatory purposes.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2011, the Group’s market capitalization for its outstanding common stock was $499.5 million ($12.11 per share).

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three years:

	Price		Cash Dividend Per share
	High	Low
2011
December 31, 2011	$12.35	$9.19	$0.06

September 30, 2011	$13.20	$9.18	$0.05

June 30, 2011	$13.07	$11.26	$0.05

March 31, 2011	$12.84	$11.40	$0.05

2010
December 31, 2010	$13.72	$11.50	$0.05

September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

2009
December 31, 2009	$13.69	$9.43	$0.04

September 30, 2009	$15.41	$7.48	$0.04

June 30, 2009	$11.27	$4.88	$0.04

March 31, 2009	$7.38	$0.91	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2011, 2010, and 2009:

	December 31,
	2011	2010	Variance %	2009
	(Dollars in thousands)
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.06%	9.22%	–1.7%	5.78%

Actual Tier 1 Capital	$616,590	$666,531	–7.5%	$359,339

Minimum Capital Requirement (4%)	$272,178	$289,083	–5.8%	$248,671

Minimum to be well capitalized (5%)	$340,222	$361,354	–5.8%	$310,839

Total Tier 1 Capital to Risk-Weighted Assets	29.59%	29.95%	–1.2%	16.52%

Actual Tier 1 Capital	$616,590	$666,531	–7.5%	$359,339

Minimum Capital Requirement (4%)	$83,344	$89,025	–6.4%	$87,021

Minimum to be well capitalized (6%)	$125,015	$133,537	–6.4%	$130,532

Total Capital to Risk-Weighted Assets	30.87%	31.23%	–1.1%	17.59%

Actual Tier 1 Capital	$643,237	$695,013	–7.4%	$382,611

Minimum Capital Requirement (8%)	$166,687	$178,049	–6.4%	$174,042

Minimum to be well capitalized (10%)	$208,359	$222,562	–6.4%	$217,553

Group’s Financial Assets Managed

The Group’s financial assets managed include those managed by the Group’s trust division, the retirement plan administration subsidiary, and the securities broker-dealer subsidiary. Assets managed by the trust division and the broker-dealer subsidiary increased from $3.871 billion as of December 31, 2010 to $4.142 billion as of December 31, 2011.

The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At December 31, 2011, total assets managed by the Group’s trust division and CPC amounted to $2.216 billion, compared to $2.175 billion at December 31, 2010. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2011, total assets gathered by the broker-dealer subsidiary from its customer investment accounts increased to $1.926 billion, compared to $1.696 billion at December 31, 2010.

Allowance for Loan and Lease Losses and Non-Performing Assets

The Group maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 13 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, refer to Table 5 for the composition of the loan portfolio.

At December 31, 2011, the Group’s allowance for non-covered loan losses amounted to $37.0 million or 3.06% of total non-covered loans versus $31.4 million or 2.66% of total non-covered loans at December 31, 2010. The allowance for residential mortgage loans increased by 33.5% or $5.4 million, when compared with balances recorded at December 31, 2010. The allowance for commercial loans increased by 12.5% or $1.4 million, when compared with balances recorded at December 31, 2010. The allowance for consumer loans decreased by 35.4% or $810 thousand, when compared with balances recorded at December 31, 2010.

The provision for non-covered loan and lease losses for 2011 totaled $15.2 million, a 4.5% decrease from the $15.9 million reported for 2010. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2011 was adequate in order to maintain the allowance for loan and lease losses at an appropriate level.

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

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral and other sources of cash flow and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market. The portfolios of mortgage loans, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified are evaluated for impairment, or when deemed necessary by management. At December 31, 2011, the total investment in impaired commercial loans was $46.4 million, compared to $25.9 million at December 31, 2010. Most of the impaired commercial loans are measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependent, all other loans are measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $3.5 million and $823 thousand at December 31, 2011 and 2010, respectively. At December 31, 2011, the total investment in impaired mortgage loans was $51.5 million (December 31, 2010 — $36.1 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.4 million and $2.4 million at December 31, 2011 and 2010, respectively.

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

Loan loss ratios and credit risk categories are updated quarterly and are applied in the context of GAAP and the 2006 Interagency Policy Statement on the Allowance for Loan and Lease Losses, which requires that depository institutions have prudent, conservative, but not excessive loan loss allowances that fall within an acceptable range of estimated losses. While management uses available information in estimating probable loan losses, future changes to the allowance may be necessary, based on factors beyond the Group’s control, such as factors affecting general economic conditions.

There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses. However, during the quarter ended September 30, 2011, the Group divided the commercial loan portfolio into two classes, commercial loans secured by existing commercial real estate properties and other commercial loans, for purposes of evaluating the allowance for loan and lease losses.

During the year ended December 31, 2011, net credit losses amounted to $9.6 million, a 24.0% increase when compared to $7.8 million reported for the same period of 2010. The increase was primarily due to a $2.0 million increase in net credit losses for mortgage loans. Net credit losses on consumer loans increased $124 thousand, while net credit losses on commercial loans deceased $408 thousand. Net credit losses on leases were $187 thousand for the year ended December 31, 2011. Total charge-offs increased from $8.2 million in 2010 to $10.1 million in 2011, and total recoveries increased from $479 thousand in 2010 to $506 thousand in 2011. As a result, the recoveries to charge-offs ratio decreased from 5.8% in 2010, to 5.0% in 2011.

The Group’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2011 and 2010, the Group had $134.8 million and $122.4 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30. At December 31, 2011 and 2010, loans of which terms have been extended and which are classified as troubled debt restructuring that are not included in non-performing assets amounted to $41.3 million and $35.0 million, respectively.

At December 31, 2011, the Group’s non-performing assets totaled $149.8 million (2.42% of total assets) versus $134.8 million (2.03% of total assets) at December 31, 2010. The Group’s non-performing loans generally reflect the recessionary economic environment in Puerto Rico. Nonetheless, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.

At December 31, 2011, the allowance for non-covered loan and lease losses to non-performing loans coverage ratio was 27.5% (25.6% at December 31, 2010).

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

The following items comprise non-performing assets:

•

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At December 31, 2011, the Group’s non-performing mortgage loans totaled $97.3 million (72.2% of the Group’s non-performing loans), a 1.4% decrease from $98.7 million (80.4% of the Group’s non-performing loans) at December 31, 2010. Non-performing loans in this category are primarily residential mortgage loans. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status, and the interest receivable on such loans was evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011 the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

•

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2011, the Group’s non-performing commercial loans amounted to $37.0 million (27.4% of the Group’s non-performing loans), a 56.6% increase when compared to non-performing commercial loans of $23.6 million at December 31, 2010 (19.2% of the Group’s non-performing loans). Approximately 72% of this portfolio is collateralized by commercial real estate properties.

•

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2011, the Group’s non-performing consumer loans amounted to $334 thousand (0.2% of the Group’s total non-performing loans), a 20.7% decrease from $421 thousand at December 31, 2010 (0.3% of total non-performing loans).

•

Leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2011, the Group’s non-performing leases amounted to $102 thousand (0.1% of the Group’s total non-performing loans), an increase of 191.4% from $35 thousand at December 31, 2010 (0.0% of total non-performing loans).

•

Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the year ended December 31, 2011 amounted to $1.7 million compared to $524 thousand in the year ended December 31, 2010.

The Group has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Group’s losses on non performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by: FHA, VA, RHS, “Banco de la Vivienda de Puerto Rico”; conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC); conventional loans sold to the FNMA and FHLMC, and conventional loans retained by financial institutions. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including: balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced by the credit underwriting guidelines of FHA/VA/FNMA/FMAC, and performing loans not meeting secondary market guidelines, processed by the Group’s current credit and underwriting guidelines. The Group achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as: reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

There may not be a foreclosure sale scheduled within 60 days prior to a loan modification under any such programs. This requirement does not apply to loans where the foreclosure process has been stopped by the Group. In order to apply for any of the loan modification programs, the borrower may not be in active bankruptcy or have been discharged from Chapter 7 bankruptcy since the loan was originated. Loans in these programs will be evaluated by management for troubled debt restructuring classification if the Group grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

On October 24, 2011, the Federal Housing Finance Agency (“FHFA”), FHLMC and FNMA announced a series of FHFA-directed enhancements to the Home Affordable Refinance Program (“HARP”) in an effort to attract more borrowers who can benefit from refinancing their home mortgages under this program. These enhancements entail the relaxation of underwriting guidelines, such as loan-to-value ratio, appraisals, and certain fees, among other things, subject to a variety of qualifications, and the extension of HARP until December 31, 2013. The enhancements do not change the time period for eligible loans, maintaining the requirement that the loans must have been guaranteed by Fannie Mae or Freddie Mac prior to June 2009. The Group does not expect these changes to have a significant impact on its results of operations.

The loans covered by the FDIC shared loss agreements were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the year ended December 31, 2011, there have been deviations between actual and expected cash flows in several pools of loans acquired under the FDIC-assisted acquisition. These deviations are both positive and negative in nature. As part of the Group’s assessment of actual versus expected cash flows on covered loans, higher cash flows are expected for various pools of loans for which impairment has been previously recorded as an allowance for covered loan and lease losses. The resulting higher expected cash flows are recorded as a reduction in such previously recorded allowance, and for the year ended December 31, 2011, the Group recorded a recapture of covered loan and lease losses of $1.4 million. A provision for covered loan and lease losses of $6.2 million was recorded in the year ended December 31, 2010.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	December 31,
	2011	2010	2009
	(in thousands)
Non-covered loans
Balance at beginning of year	$31,430	$23,272	$14,293
Provision for non-covered loan and lease losses	15,200	15,914	15,650
Charge-offs	(10,126)	(8,235)	(7,028)
Recoveries	506	479	357

Balance at end of year	$37,010	$31,430	$23,272

Covered loans
Balance at beginning of year	$49,286	$—	$—
Provision for (recapture of) covered loan and lease losses	(1,387)	6,282	—
FDIC shared-loss portion on provision for (recapture of) covered loan and lease losses	(10,643)	43,004	—

Balance at end of year	$37,256	$49,286	$—

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

AS OF DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Mortgage	$21,652	$16,179	$15,044
Commercial	12,548	11,153	7,112
Consumer	1,423	2,286	864
Leasing	845	860	—
Unallocated allowance	542	952	252

	$37,010	$31,430	$23,272

Allowance composition:
Mortgage	58.52%	51.47%	64.60%
Commercial	33.90%	35.49%	30.60%
Consumer	3.84%	7.27%	3.70%
Leasing	2.28%	2.74%	0.00%
Unallocated allowance	1.46%	3.03%	1.10%

	100.00%	100.00%	100.00%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.64%	1.85%	1.60%
Commercial	4.16%	4.75%	3.60%
Consumer	3.57%	6.24%	3.76%
Leasing	3.28%	8.38%	0.00%
Unallocated allowance to total loans	0.05%	8.00%	0.02%

Total allowance to total loans	3.11%	2.72%	2.00%

Allowance coverage ratio to non-performing loans:
Mortgage	22.32%	16.44%	17.05%
Commercial	33.92%	47.22%	45.33%
Consumer	216.59%	300.39%	194.16%
Leasing	828.43%	2457.14%	—

Total	27.46%	25.59%	22.30%

TABLE 10 — NET CREDIT LOSSES STATISTICS

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Mortgage
Charge-offs	$(5,836)	$(3,867)	$(3,493)
Recoveries	101	93	70

	(5,735)	(3,774)	(3,423)
Commercial
Charge-offs	(2,506)	(2,913)	(2,223)
Recoveries	161	160	56

	(2,345)	(2,753)	(2,167)
Consumer
Charge-offs	(1,587)	(1,455)	(1,312)
Recoveries	234	226	231

	(1,353)	(1,229)	(1,081)
Leasing
Charge-offs	(197)	—	—
Recoveries	10	—	—

	$(187)	$—	$—

Net credit losses
Total charge-offs	(10,126)	(8,235)	(7,028)
Total recoveries	506	479	357

	$(9,620)	$(7,756)	$(6,671)

Net credit losses to average loans outstanding:
Mortgage	0.66%	0.41%	0.35%

Commercial	0.92%	1.34%	1.14%

Consumer	3.45%	4.43%	5.26%

Leasing	1.10%	—	—

Total	0.81%	0.67%	0.57%

Recoveries to charge-offs	5.00%	5.82%	5.10%

Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$872,966	$923,345	$968,400
Commercial	254,617	206,090	189,951
Consumer	39,233	27,735	20,539
Leasing	16,996	5,129	—

Total	$1,183,812	$1,162,299	$1,178,890

TABLE 11 — NON-PERFORMING ASSETS

AS OF DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$27,533	$2,327	$214
Other loans	107,231	71,236	56,854
Accruing loans
Troubled Debt Restructuring loans	—	3,371	443
Other loans	—	45,490	46,860

Total non-performing loans	$134,764	$122,424	$104,371
Foreclosed real estate not covered under the shared-loss agreement with the FDIC	13,812	11,969	9,347
Mortgage loans held for sale in non-accrual	1,223	—	—

	$149,799	$134,393	$113,718

Non-performing assets to total assets, excluding covered assets	2.42%	2.03%	1.74%

Non-performing assets to total capital	21.31%	18.35%	34.44%

	Year Ended December 31,
	2011	2010	2009
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$5,415	$3,802	$3,571

The increase in non-accruing loans is mainly related to the policy change performed during the second quarter of 2011, to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. Furthermore, the increase in troubled debt restructuring loans in non-accrual status reflects an increase of $16.6 million in commercial loans classified as troubled debt restructurings and non-performing.

TABLE 12 — NON-PERFORMING LOANS

AS OF DECEMBER 31, 2011, 2010 AND 2009

	December 31,
	2011	2010	2009
	(Dollars in thousands)
Non-performing loans:
Mortgage	$97,340	$98,348	$88,510
Commercial	36,988	23,619	15,688
Consumer	334	422	173
Leasing	102	35	—

Total	$134,764	$122,424	$104,371

Non-performing loans composition percentages:
Mortgage	72.2%	80.4%	84.7%
Commercial	27.4%	19.3%	15.0%
Consumer	0.3%	0.3%	0.3%
Leasing	0.1%	0.0%	0.0%

Total	100.0%	100.0%	100.0%

Non-performing loans to:
Total loan, excluding covered loans	11.38%	10.65%	8.97%

Total asset, excluding covered assets	2.19%	1.85%	1.59%

Total capital	19.33%	16.72%	31.61%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

AS OF DECEMBER 31, 2011

	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage
	(Dollars in thousands)
Delinquency:
0 - 89 days	$18,270	$307	1.68%	$31,476	$604	1.92%	$85,111	$1,555	1.83%
90 - 119 days	627	44	7.02%	732	17	2.32%	1,143	74	6.47%
120 - 179 days	21	2	9.52%	374	47	12.57%	1,325	104	7.85%
180 - 364 days	1,249	105	8.41%	996	124	12.45%	3,748	326	8.70%
365 days and over	1,455	191	13.13%	2,880	597	20.73%	10,535	1,462	13.88%

Total	$21,622	$649	3.00%	$36,458	$1,389	3.81%	$101,862	$3,521	3.46%

Percentage of total loans not covered by FDIC shared-loss agreements	1.79%			3.01%			8.41%

Refinanced or Modified Loans:
Amount	$2,874	$208	7.24%	$—	$—	—	$14,950	$1,022	6.84%

Percentage of Higher-Risk Loan Category	13.29%			0.00%			14.68%

Loan-to-Value Ratio:
Under 70%	$16,153	$448	2.77%	$5,064	$97	1.92%	$—	$—	—
70% - 79%	3,222	79	2.45%	7,891	425	5.39%	—	—	—
80% - 89%	1,411	43	3.05%	9,077	275	3.03%	—	—	—
90% and over	836	79	9.45%	14,426	592	4.10%	101,862	3,521	3.46%

Total	$21,622	$649	3.00%	$36,458	$1,389	3.81%	$101,862	$3,521	3.46%

*	Loans may be included in more than one higher-risk loan category

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Group’s consolidated financial statements, the Group has certain obligations and commitments to make future payments under contracts. At December 31, 2011, the aggregate contractual obligations and commercial commitments are:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
	(in thousands)
CONTRACTUAL OBLIGATIONS:
Short term borrowings	$39,920	$39,920	$—	$—	$—
Securities sold under agreements to repurchase	3,050,000	600,000	400,000	300,000	1,750,000
Advances from FHLB	280,000	225,000	55,000	—	—
FDIC-guaranteed term notes	105,000	105,000	—	—	—
Subordinated capital notes	36,083	—	—	—	36,083
Annual rental commitments under noncancelable operating leases	39,052	4,588	9,141	8,064	17,259

Total	$3,550,055	$974,508	$464,141	$308,064	$1,803,342

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, increased from $104.3 million from the previous year to $106.1 million. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $31.1 million at December 31, 2011.

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

QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

TABLE 13A — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
	(In thousands, except per share data)
EARNINGS DATA:
Interest income	$78,034	$82,202	$71,536	$65,256
Interest expense	40,757	39,389	39,066	37,374

Net interest income	37,277	42,813	32,470	27,882
Provision for non-covered loan and lease losses	3,800	3,800	3,800	3,800
Provision for (recapture of) covered loan and lease losses, net	549	—	(1,936)	—

Total provision for loan and lease losses, net	4,349	3,800	1,864	3,800
Net interest income after provision for loan and lease losses	32,928	39,013	30,606	24,082
Non-interest income (loss)	7,406	16,760	17,177	(10,354)
Non-interest expenses	30,780	30,697	30,415	30,410

Income (loss) before taxes	9,554	25,076	17,368	(16,682)
Income tax expense (benefit)	6,472	(1,391)	580	(4,795)

Net income (loss)	3,082	26,467	16,788	(11,887)
Less: Dividends on preferred stock	(1,201)	(1,200)	(1,201)	(1,200)

Income available (loss) to common shareholders	$1,881	$25,267	$15,587	$(13,087)

PER SHARE DATA:
Basic	$0.04	$0.56	$0.35	$(0.31)

Diluted	$0.04	$0.56	$0.35	$(0.31)

TABLE 13B — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
	(In thousands, except per share data)
EARNINGS DATA:
Interest income	$70,336	$79,842	$81,221	$72,402
Interest expense	40,875	42,908	43,073	41,813

Net interest income	29,461	36,934	38,148	30,589
Provision for non-covered loan and lease losses	4,014	4,100	4,100	3,700
Provision for covered loan and lease losses, net	—	—	—	6,282

Total provision for loan and lease losses, net	4,014	4,100	4,100	9,982
Net interest income after provision for loan and lease losses	25,447	32,834	34,048	20,607
Non-interest income (loss)	8,055	(4,304)	(10,452)	11,899
Non-interest expenses	20,395	27,849	32,705	31,649

Income (loss) before taxes	13,107	681	(9,109)	857
Income tax expense (benefit)	1,171	34	(1,287)	(4,216)

Net income (loss)	11,936	647	(7,822)	5,073
Less: Dividends on preferred stock	(1,201)	(1,733)	(1,201)	(1,200)
Less: Deemed dividend on preferred stock beneficial conversion feature	—	—	(22,711)	—
Less: Allocation of undistributed earnings for participating preferred shares	—	(3,104)	—	—

Income available (loss) to common shareholders	$10,735	$(4,190)	$(31,734)	$3,873

PER SHARE DATA:
Basic	$0.42	$(0.13)	$(0.70)	$0.08

Diluted	$0.41	$(0.13)	$(0.70)	$0.08

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

The Group’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk Management and Compliance Committee. The Group has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2011 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing simulation
	Amount	Percent	Amount	Percent
Change in interest rate	Change	Change	Change	Change
(Dollars in thousands)
+ 200 Basis points	$37,654	26.80%	$38,423	26.51%

+ 100 Basis points	$21,384	15.22%	$21,783	15.03%

– 50 Basis points	$(10,880)	–7.74%	$(11,335)	–7.82%

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

Derivative instruments that are used as part of the Group’s interest risk-management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the hose contract, it is bifurcated and carried at fair value. Please refer to Note 8 to the accompanying consolidated financial statements for further information on the Group’s derivative activities.

Following is a summary of certain strategies, including derivative activities, used by the Group in 2011 to manage interest rate risk:

Interest rate swaps — In March 2011, the Group terminated all of its $1.250 billion open forward-settlement swaps with realized losses of $4.3 million. At the same time the Group entered into $950 million of new forward-settlement swaps, all of which were designated as cash flow hedges. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. In December 2011, $600 million in repurchase agreement funding with an average cost of 4.23% matured. Utilizing cash on hand and proceeds from the sale of approximately $77 million of mortgage-backed securities, the Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. These transactions enabled the Group to eliminate $300 million in wholesale funding, reduce cost of funds on an additional $300 million of borrowings, and deploy cash at a significantly higher return, all of which is expected to generate approximately $13 million more in net interest income during the year 2012. The Group entered into the forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $47.4 million was recognized at December 31, 2011, related to the valuation of these swaps. Refer to Note 8 of the consolidated financial statements for a description of these swaps.

The remaining $825 million in swaps will reduce the cost of $825 million of wholesale borrowings to 2.24% from 4.29%, starting in May 2012.

S&P options — The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the stock index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of such index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

At December 31, 2011 and 2010, the fair value of the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $9.5 million and $9.9 million, respectively; and the options sold to customers embedded in the certificates of deposit represented a liability of $9.4 million and $12.8 million, respectively, recorded in deposits.

Structured borrowings — The Group uses structured repurchase agreements and advances from FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities. In Puerto Rico, the Group’s principal market, the economic recession moderated in calendar year 2011 according to government data. However, economic growth remains a challenge due to the lack of employment growth and a housing sector that remains under pressure in spite of progress made by the Puerto Rico government in reducing its fiscal deficit.

The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government. A credit default by the U.S. government or a downgrade in the credit ratings of the U.S. government may have a material adverse effect on the Group. The available-for-sale securities portfolio also includes approximately $81.5 million in structured credit investments that are considered of a higher credit risk than agency securities.

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

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits. Most of the Group’s repurchase agreements have been structured with initial terms that mature between three and ten years, and except for four repurchase agreements totaling $600 million, the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturities. The Group’s $500 million repurchase agreement also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.

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

As of December 31, 2011, the Group had approximately $605.5 million in cash and cash equivalents, $258.8 million in investment securities, $586.5 million in commercial loans, and $435.7 million in mortgage loans available to cover liquidity needs.

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

The Commonwealth of Puerto Rico is in the sixth year of an economic recession, and its government faces a significant fiscal deficit. The Commonwealth’s access to the municipal bond market and its credit ratings depend, in part, on achieving a balanced budget. Since March 2009, the Puerto Rico government has enacted several laws to control expenditures, raise revenues, and stimulate the economy. Although the economic recession moderated in calendar year 2011, the Puerto Rico economy continues to struggle.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ORIENTAL FINANCIAL GROUP INC.

FORM-10K

FINANCIAL DATA INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Oriental Financial Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Oriental Financial Group Inc. and subsidiaries (the “Group”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oriental Financial Group Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Group’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 9, 2012

Stamp No. 21770 of the Puerto Rico

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Group’s internal control over financial reporting as of December 31, 2011. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that the Group maintained effective internal control over financial reporting as of December 31, 2011 based on the COSO Criteria.

The effectiveness of the Group’s internal control over financial reporting as of December 31, 2011, has been audited by KPMG LLP, the Group’s independent registered public accounting firm, as stated in their report dated March 9, 2012.

By:	/s/ José Rafael Fernández	By:	/s/ Ganesh Kumar
José Rafael Fernández		Ganesh Kumar
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 9, 2012		Date: March 9, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Oriental Financial Group Inc.:

We have audited Oriental Financial Group Inc.’s (the “Group”) internal control over financial reporting as of December 31, 2011, based on Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Group’s internal control over financial reporting based on our audit.

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

In our opinion, Oriental Financial Group Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Oriental Financial Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 9, 2012

Stamp No. 21769 of the Puerto Rico

Society of Certified Public Accountants was affixed to the record copy of this report.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$601,614	$344,067
Money market investments	3,863	104,869

Total cash and cash equivalents	605,477	448,936

Investments:
Trading securities, at fair value, with amortized cost of $176 (December 31, 2010 — $1,306)	180	1,330
Investment securities available-for-sale, at fair value, with amortized cost of $2,873,682 (December 31, 2010 — $3,661,146)	2,959,912	3,700,064
Investment securities held-to-maturity, at amortized cost, with fair value of $904,556 (December 31, 2010 — $675,721)	884,026	689,917
Federal Home Loan Bank (FHLB) stock, at cost	23,779	22,496
Other investments	73	150

Total investments	3,867,970	4,413,957

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	26,939	33,979
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $37,010 (December 31, 2010 — $31,430)	1,146,738	1,117,889
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $37,256 (December 31, 2010 — $49,286)	496,276	620,711

Total loans, net	1,669,953	1,772,579

FDIC shared-loss indemnification asset	392,367	473,629
Foreclosed real estate covered under shared-loss agreements with the FDIC	13,867	14,871
Foreclosed real estate not covered under shared-loss agreements with the FDIC	13,812	11,969
Accrued interest receivable	20,182	28,716
Deferred tax asset, net	32,023	30,732
Premises and equipment, net	21,520	23,941
Derivative assets	9,317	28,315
Other assets	47,178	63,361

Total assets	$6,693,666	$7,311,006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,000,857	$954,554
Savings accounts	230,673	235,690
Certificates of deposit	1,163,737	1,398,644

Total deposits	2,395,267	2,588,888

Borrowings:
Short-term borrowings	39,920	42,460
Securities sold under agreements to repurchase	3,056,238	3,456,781
Advances from FHLB	281,753	281,753
FDIC-guaranteed term notes	105,834	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,519,828	3,922,911

FDIC net settlement payable	115	22,954
Derivative liabilities	47,425	64
Accrued expenses and other liabilities	35,476	43,858

Total liabilities	5,998,111	6,578,675

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,808,657 shares issued; 41,244,533 shares outstanding (December 31, 2010 — 47,807,734; 46,348,667)	47,809	47,808
Additional paid-in capital	499,096	498,435
Legal surplus	50,178	46,331
Retained earnings	68,149	51,502
Treasury stock, at cost, 6,564,124 shares (December 31, 2010 — 1,459,067 shares)	(74,808)	(16,732)
Accumulated other comprehensive income, net of tax of $1,848 (December 31, 2010 — $2,108)	37,131	36,987

Total stockholders’ equity	695,555	732,331

Total liabilities and stockholders’ equity	$6,693,666	$7,311,006

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$68,333	$71,310	$73,155
Loans covered under shared-loss agreements with the FDIC	67,665	44,158	—

Total interest income from loans	135,998	115,468	73,155
Mortgage-backed securities	151,924	161,518	198,015
Investment securities and other	9,106	26,815	48,310

Total interest income	297,028	303,801	319,480

Interest expense:
Deposits	45,645	48,603	54,947
Securities sold under agreements to repurchase	93,279	100,609	116,755
Advances from FHLB and other borrowings	12,347	12,248	12,380
FDIC-guaranteed term notes	4,084	4,084	3,175
Note payable to the FDIC	—	1,887	—
Subordinated capital notes	1,231	1,238	1,465

Total interest expense	156,586	168,669	188,722

Net interest income	140,442	135,132	130,758
Provision for non-covered loan and lease losses	15,200	15,914	15,650
Provision for (Recapture of) covered loan and lease losses, net	(1,387)	6,282	—

Total provision for loan and lease losses, net	13,813	22,196	15,650

Net interest income after provision for loan and lease losses	126,629	112,936	115,108

Non-interest income:
Wealth management revenues	20,571	17,967	14,469
Banking service revenues	13,788	11,797	5,942
Mortgage banking activities	9,876	9,554	9,728

Total banking and wealth management revenues	44,235	39,318	30,139

Total loss on other-than-temporarily impaired securities	(15,018)	(39,674)	(101,472)
Portion of loss on securities recognized in other comprehensive income	—	22,508	41,398

Other-than-temporary impairments on securities	(15,018)	(17,166)	(60,074)

Net (amortization) accretion of FDIC shared-loss indemnification asset	(3,379)	4,330	—
Fair value adjustment on FDIC equity appreciation instrument	—	909	—
Net gain (loss) on:
Sale of securities	27,996	15,032	4,385
Derivatives	(13,220)	(36,823)	29,181
Early extinguishment of repurchase agreements	(4,790)	—	(17,551)
Trading securities	(15)	23	12,564
Foreclosed real estate	(1,717)	(524)	(570)
Other	(3,103)	99	113

Total non-interest income (loss), net	30,989	5,198	(1,813)

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Non-interest expenses:
Compensation and employee benefits	45,552	41,723	32,020
Occupancy and equipment	17,407	18,556	14,763
Professional and service fees	21,742	16,491	10,379
Insurance	6,642	7,006	7,233
Advertising, business promotion, and strategic initiatives	5,975	4,978	4,208
Electronic banking charges	5,709	4,504	2,194
Taxes, other than payroll and income taxes	4,721	5,106	3,004
Loan servicing and clearing expenses	3,979	3,051	2,390
Foreclosure and repossession expenses	2,936	2,830	929
Communication	1,623	2,561	1,567
Director and investor relations	1,305	1,463	1,374
Printing, postage, stationery and supplies	1,264	1,188	902
Other	3,447	3,141	2,415

Total non-interest expenses	122,302	112,598	83,378

Income before income taxes	35,316	5,536	29,917
Income tax expense (benefit)	866	(4,298)	6,972

Net income	34,450	9,834	22,945
Less: Dividends on preferred stock	(4,802)	(5,335)	(4,802)
Less: Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	—

Income available (loss) to common shareholders	$29,648	$(18,212)	$18,143

Income (loss) per common share:
Basic	$0.67	$(0.50)	$0.75

Diluted	$0.67	$(0.50)	$0.75

Average common shares outstanding and equivalents	44,524	36,810	24,306

Cash dividends per share of common stock	$0.21	$0.17	$0.16

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Preferred stock:
Balance at beginning of year	$68,000	$68,000	$68,000
Issuance of preferred stock	—	177,289	—
Conversion of preferred stock to common stock	—	(177,289)	—

Balance at end of year	68,000	68,000	68,000

Additional paid-in capital from beneficial conversion feature
Balance at beginning of year	—	—	—
Issuance of preferred stock — beneficial conversion feature	—	22,711	—
Conversion of preferred stock — beneficial conversion feature	—	(22,711)	—

Balance at end of year	—	—	—

Common stock:
Balance at beginning of year	47,808	25,739	25,739
Issuance of common stock	—	8,740	—
Conversion of preferred stock to common stock	—	13,320	—
Exercised stock options	1	9	—

Balance at end of year	47,809	47,808	25,739

Additional paid-in capital:
Balance at beginning of year	498,435	213,445	212,625
Issuance of common stock	—	90,896	—
Conversion of preferred stock to common stock	—	186,680	—
Deemed dividend on preferred stock beneficial conversion feature	—	22,711	—
Stock-based compensation expense	1,310	1,194	742
Exercised stock options	7	63	—
Lapsed restricted stock units	(656)	(380)	—
Capital contribution	—	—	78
Common stock issuance costs	—	(5,250)	—
Preferred stock issuance costs	—	(10,924)	—

Balance at end of year	499,096	498,435	213,445

Legal surplus:
Balance at beginning of year	46,331	45,279	43,016
Transfer from retained earnings	3,847	1,052	2,263

Balance at end of year	50,178	46,331	45,279

Retained earnings:
Balance at beginning of year	51,502	77,584	51,233
Cumulative effect on initial adoption of accounting principle	—	—	14,359
Net income	34,450	9,834	22,945
Cash dividends declared on common stock	(9,154)	(6,818)	(3,888)
Cash dividends declared on preferred stock	(4,802)	(5,335)	(4,802)
Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	—
Transfer to legal surplus	(3,847)	(1,052)	(2,263)

Balance at end of year	68,149	51,502	77,584

Treasury stock:
Balance at beginning of year	(16,732)	(17,142)	(17,109)
Stock purchased	(58,775)	—	(182)
Lapsed restricted stock units	656	380	—
Stock used to match defined contribution plan	43	30	149

Balance at end of year	(74,808)	(16,732)	(17,142)

Accumulated other comprehensive income, net of tax:
Balance at beginning of year	36,987	(82,739)	(122,187)
Cumulative effect on initial adoption of accounting principle	—	—	(14,359)
Other comprehensive income, net of tax	144	119,726	53,807

Balance at end of year	37,131	36,987	(82,739)

Total stockholders’ equity	$695,555	$732,331	$330,166

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$34,450	$9,834	$22,945

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale	60,287	127,144	(3,323)
Realized gain on investment securities included in net income	(27,996)	(15,032)	(4,385)
Total loss on other- than-temporarily impaired securities	15,018	39,674	101,472
Portion of loss on securities recognized in other comprehensive income	—	(22,508)	(41,398)
Unrealized losses on cash flow hedges	(47,425)	—	—
Income tax effect	260	(9,552)	1,441

Other comprehensive income for the year	144	119,726	53,807

Comprehensive income	$34,594	$129,560	$76,752

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$34,450	$9,834	$22,945

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	(86)	211	218
Amortization of investment securities premiums, net of accretion of discounts	37,989	40,667	13,075
Amortization of core deposit intangible	143	95	—
Net amortization (accretion) of FDIC shared-loss indemnification asset	3,379	(4,330)	—
Other-than-temporary impairments on securities	15,018	17,166	60,074
Other impairments on securities	77	—	—
Depreciation and amortization of premises and equipment	5,479	5,764	5,987
Deferred income tax, net	(1,363)	(10,092)	(1,782)
Provision for covered and non-covered loan and lease losses, net	13,813	22,196	15,650
Stock-based compensation	1,310	1,194	742
Fair value adjustment of servicing asset	(759)	(1,805)	(4,301)
(Gain) loss on:
Sale of securities	(27,996)	(15,032)	(4,385)
Sale of mortgage loans held for sale	(5,845)	(5,383)	(3,827)
Derivatives	13,220	36,823	(29,181)
Early extinguishment of repurchase agreements	4,790	—	17,551
Foreclosed real estate	1,717	524	570
Sale of other repossessed properties	34	—	—
Sale of premises and equipment	23	49	(71)
Originations and purchases of loans held-for-sale	(194,781)	(227,401)	(230,240)
Proceeds from sale of loans held-for-sale	80,399	77,705	106,071
Net (increase) decrease in:
Trading securities	1,150	(807)	(267)
Accrued interest receivable	8,534	4,940	10,258
Other assets	15,156	(332)	(26,008)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,058)	650	(5,368)
Accrued expenses and other liabilities	(39,084)	23,461	8,295

Net cash used in operating activities	(34,291)	(23,903)	(43,994)

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(495,018)	(5,630,637)	(12,577,326)
Investment securities held-to-maturity	(311,922)	(703,390)	—
FHLB stock	(1,283)	(2,560)	(26,981)
Equity options	(424)	(5,899)	(4,067)
Maturities and redemptions of:
Investment securities available-for-sale	780,430	3,011,108	3,825,193
Investment securities held-to-maturity	109,584	12,754	—
FHLB stock	—	10,077	28,057
Proceeds from sales of:
Investment securities available-for-sale	620,304	3,689,869	9,101,639
Foreclosed real estate	11,946	7,886	9,312
Other repossessed assets	6,237	711	—
Premises and equipment	304	631	128
Origination and purchase of loans, excluding loans held-for-sale	(201,172)	(144,210)	(93,093)
Principal repayment of loans, including covered loans	266,777	231,976	131,079
Reimbursements from the FDIC on shared-loss agreements	75,474	120,675	—
Additions to premises and equipment	(3,385)	(9,974)	(4,636)
Cash and cash equivalents received in FDIC-assisted acquisition	—	89,777	—

Net cash provided by investing activities	857,852	678,794	389,305

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(192,368)	115,377	(26,764)
Short term borrowings	(2,540)	(6,719)	19,986
Securities sold under agreements to repurchase	(404,790)	(100,000)	(217,551)
Issuance of FDIC-guaranteed term notes	—	—	105,000
Advances from FHLB	—	—	1,397,880
Exercise of stock options	8	72	—
Issuance of common stock, net	—	94,386	—
Issuance of preferred stock, net	—	189,076	—
Capital contribution	—	—	78
Repayments of advances from FHLB	—	—	(1,424,580)
Repayments of purchase money note issued to the FDIC	—	(715,970)	—
Purchase of treasury stock	(58,775)	—	(182)
Termination of derivative instruments	5,401	(47,147)	20,263
Dividends paid on preferred stock	(4,802)	(5,335)	(4,802)
Dividends paid on common stock	(9,154)	(6,818)	(3,888)

Net cash used in financing activities	(667,020)	(483,078)	(134,560)

Net change in cash and cash equivalents	156,541	171,813	210,751
Cash and cash equivalents at beginning of year	448,936	277,123	66,372

Cash and cash equivalents at end of year	$605,477	$448,936	$277,123

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$157,645	$167,992	$191,992

Income taxes paid	$4,109	$6,281	$54

Mortgage loans securitized into mortgage-backed securities	$135,034	$142,907	$147,419

Securities purchased but not yet received	$—	$—	$413,359

Transfer from loans to foreclosed real estate	$18,875	$12,408	$10,067

Conversion of preferred stock to common stock	$—	$200,000	$—

For the year ended December 31, 2010, the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the FDIC-assisted acquisition. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Group on April 30, 2010. The cash received in the transaction, which amounted to $89.8 million, is presented in the investing activities section of the Consolidated Statements of Cash Flows as “Cash and cash equivalents received in FDIC-assisted acquisition.”

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2011, 2010, AND 2009

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform to U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices. The following is a description of the Group’s most significant accounting policies:

Nature of Operations

The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct subsidiaries, Oriental Bank and Trust (the “Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc., which is located in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Group provides a wide range of banking and wealth management services such as mortgage, commercial and consumer lending, leasing, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

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

Oriental Financial Services operates as a securities broker-dealer and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (“FINRA”), the Securities and Exchange Commission (the “SEC”), and the OCFI. Oriental Insurance operates as an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”)-insured and Veterans Administration (“VA”)-guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Earnings per Common Share

Basic earnings per share is calculated by dividing income available to common shareholders (net income reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the dilutive potential common shares underlying stock options and restricted units had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the consolidated financial statements.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes, to meet liquidity needs, or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.

The Group classified certain agency-issued mortgage-backed securities as held-to-maturity. The Group has both the intent and ability to hold such securities until their maturities. Furthermore, the Group believes it will be able to recover substantially all of its recorded investment mainly because these are agency-issued mortgage-backed securities, and also because the securities cannot be contractually prepaid or otherwise settled before their stated maturity by the issuing agency, except for the principal prepayments that may occur throughout their terms based on the payment behavior of the collateral loans.

The Group purchased the securities classified as held-to-maturity during the fourth quarter of 2010, and made the classification in response to management’s asset-liability management strategy. The Group believes that it can accomplish its asset-liability management goals and still maximize net interest income without having all its securities classified as available-for-sale. This designation is consistent with held-to-maturity classification requirements, specifically those stated in section 25-18 of ASC 320-10-25.

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

The Group’s investment in the Federal Home Loan Bank (“FHLB”) of New York stock, a restricted security, has no readily determinable fair value and can only be sold back to the FHLB at cost. Therefore, the carrying value represents its fair value.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 — Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Impairment of Investment Securities

The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. The Group separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

The Group’s review for impairment generally entails, but is not limited to:

•	the identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•

the analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position, and the expected recovery period;

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

Derivative Instruments and Hedging Activities

The Group’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity, as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Group’s interest rate risk-management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Group also has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index. The Group purchases options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives a certain percentage of the increase, if any, in the initial month-end value of the index over the average of the monthly

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated, and the changes in the value of that option are also recorded in earnings.

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

As part of this new hedging strategy started in the first quarter of 2011, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

The Group discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

The Group’s derivative activities are monitored by its Asset/Liability Management Committee which is also responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Group’s overall interest rate risk-management.

Off-Balance Sheet Instruments

In the ordinary course of business, the Group enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 16 hereto. Such financial instruments are recorded in the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements when these are funded or related fees are incurred or received. The Group periodically evaluates the credit risks inherent in these commitments, and establishes accruals for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

The residential mortgage loans reported as held-for-sale are stated at the lower-of-cost-or-fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time the Group sells to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.

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

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Group surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in ASC Topic 860 are met: (i) the assets must be isolated from creditors of the transferor, (ii) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Group transfers financial assets and the transfer fails any one of these criteria, the Group is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, the Group treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction. For transfers of financial assets that satisfy the conditions to be accounted for as sales, the Group derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if the Group was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

When the Group sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require the Group to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Group provides servicing. At the Group’s option and without GNMA prior authorization, the Group may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Group treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Group does not maintain effective control over the loans, and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Group is deemed to have regained effective control over these loans and these must be brought back onto the Group’s books as assets at fair value, regardless of whether the Group intends to exercise the buy-back option. Quality review procedures are performed by the Group as required under the government agency programs to ensure that assets guideline qualifications are met. The Group has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Group, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

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

On April 30, 2010, the Group acquired a leasing servicing asset as part of the FDIC-assisted acquisition. The Group follows the same accounting methodology for the leasing servicing asset used for mortgage loans servicing asset, as described above.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Loans and Allowance for Loan and Lease Losses

Because of the loss protection provided by the FDIC, the risks of the loans acquired in the FDIC-assisted transaction that are covered under the FDIC shared-loss agreements are significantly different from those loans not covered under the FDIC shared-loss agreements. Accordingly, the Group presents loans subject to the shared-loss agreements as “covered loans” and loans that are not subject to the FDIC shared-loss agreements as “non-covered loans.” Non-covered loans include credit card balances acquired in the FDIC-assisted acquisition.

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

On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status, and the interest receivable on such loans was evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Group.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand that are either over 90 days past due or adversely classified, or when deemed necessary by management. The portfolios of mortgage, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

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

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.

Commercial loans: In 2011, these loans were further divided into two classes: commercial loans secured by existing commercial real estate properties and other commercial loans. The allowance factor assigned to these loans is impacted by historical loss factors, by the environmental risk factors described above and by the credit risk ratings assigned to the loans. These credit risk ratings are based on relevant information about the ability of borrowers to service their debt such as: economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The excess of undiscounted expected cash flows at acquisition over the initial fair value of acquired loans is referred to as the “accretable yield” and is recorded as interest income over the estimated life of the loans using the effective yield method if the timing and amount of the future cash flows is reasonably estimable. Subsequent to acquisition, the Group aggregates loans into pools of loans with common risk characteristics to account for the acquired loans. Increases in expected cash flows over those originally estimated increase the accretable yield and are recognized as interest income prospectively or reverse previously recognized allowance for loan and lease losses. Decreases in expected cash flows compared to those originally estimated decrease the accretable yield and are recognized by recording a provision for covered loan and lease losses and establishing an allowance for loan and lease losses.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Group adopted the ASU No. 2011-02 issued by FASB for the evaluation of loan modifications to determine if they qualify as troubled debt restructurings. Its adoption did not have a material effect on the Group’s consolidated financial statements.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The FDIC shared-loss indemnification asset is reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements.

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangible for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the periods ended December 31, 2011 and 2010. If an impairment loss is determined to exist in the future, the loss would be reflected in the consolidated statement of operations for the period in which such impairment is identified.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In addition to valuation allowances, the Group establishes accruals for uncertain tax positions when, despite the belief that the Group’s tax return positions are fully supported, the Group believes that certain positions are likely to be challenged. The accruals for uncertain tax positions are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The accruals for the Group’s uncertain tax positions are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of the applicable statute of limitations.

The Group follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Group’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the consolidated statements of operations.

On January 31, 2011, the Governor of Puerto Rico signed into law the second and last phase of the Administration’s tax reform bill. It creates the Internal Revenue Code for a New Puerto Rico, which has been subsequently amended several times (the “2011 Code”). The 2011 Code provides for the gradual repeal of the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for taxable years commencing after December 31, 2010 and before January 1, 2014. For taxable years commencing after December 31, 2013, the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the alternative minimum tax (“AMT”) from 22% to 20%. It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for the income earned by international banking entities, which was fully exempt and is subject to a 5% income tax for the taxable years beginning after December 31, 2008 and ending before January 1, 2012. Under the 2011 Code, a corporate taxpayer has a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made and for each of the next four taxable years. The Group decided to implement the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income

Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and on derivative activities that qualify and are designated for cash flows hedge accounting, net of taxes, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income.

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Subsequent Events

The Group has evaluated events subsequent to the balance sheet date and prior to filing this annual report on Form 10-K for the year ended December 31, 2011, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

Reclassifications

Certain amounts in prior years have been reclassified to conform to the presentation adopted in the current year.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recent Accounting Developments

Intangibles — Goodwill and Other — FASB Accounting Standards Update (“ASU”) 2011-08, “Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment” was issued in September 2011. This update allows an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill (step one). If the fair value of a reporting unit is less than its carrying amount, then the second step of the test must be performed to measure the amount of the impairment loss, if any. Under the amendments in this update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Group believes that the implementation of this guidance will not have a material impact in the Group’s consolidated financial statements.

Fair Value Measurements — FASB ASU 2011-04, “Fair Value Measurement (FASB ASC Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” issued in May 2011, changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, FASB does not expect the amendments in this update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify FASB’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update is effective for interim and annual reporting periods beginning after December 15, 2011. Early application by public entities is not permitted. The Group believes that the implementation of this guidance will not have a material impact on the Group’s consolidated financial statements.

Troubled Debt Restructuring — In April 2011, FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU No. 2011-02 requires that when evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession and (b) the debtor is experiencing financial difficulties. Also, the ASU sets the effective date when an entity should disclose the information deferred by ASU No. 2011-01 for interim and annual periods beginning on or after June 15, 2011. The Group adopted this guidance for the evaluation of loan modifications to determine if they qualify as troubled debt restructurings. Its adoption did not have a material effect on the Group’s consolidated financial statements.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the FDIC entered into shared-loss agreements (each, a “shared-loss agreement” and collectively, the “shared-loss agreements”), whereby the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

The acquired loans, foreclosed real estate, and other repossessed property subject to the shared-loss agreements are collectively referred to as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term of the shared-loss agreement covering single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term of the shared-loss agreement covering commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level.

The assets acquired and liabilities assumed as of April 30, 2010 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and were subject to change. The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. The process was completed on April 29, 2011.

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

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $13.3 million and $10.7 million, net of discount, as of December 31, 2011 and 2010, respectively. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Group for the years ended December 31, 2011 and 2010 include the operating results produced by the acquired assets and liabilities assumed since May 1, 2010. The Group believes that given the nature of assets and liabilities assumed, the significant amount of fair value adjustments, the nature of additional consideration provided to the FDIC (note payable and equity appreciation instrument) and the FDIC shared-loss agreements now in place, historical results of Eurobank are not meaningful to the Group’s results, and thus no pro forma information is presented.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The FDIC shared-loss indemnification asset activity for the years ended December 31, 2011 and 2010 is as follows:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$473,629	$—
Additions	—	545,213
Shared-loss agreements reimbursements from the FDIC	(75,819)	(120,675)
Recoveries on (reduction of) expected credit impairment losses to be covered under shared-loss agreements, net	(10,643)	43,004
Accretion (amortization) of FDIC shared-loss indemnification asset, net	(3,379)	4,330
Incurred expenses to be reimbursed under shared-loss agreements	8,579	1,757

Balance at end of year	$392,367	$473,629

3.    INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2011 and 2010, money market instruments included as part of cash and cash equivalents amounted to $3.9 million and $104.9 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at December 31, 2011 and 2010 were as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
FNMA and FHLMC certificates	$2,583,881	$92,899	$—	$2,676,780	3.61%
GNMA certificates	26,186	2,151	—	28,337	5.94%
CMOs issued by US Government sponsored agencies	128,505	1,739	199	130,045	2.33%

Total mortgage-backed securities	2,738,572	96,789	199	2,835,162	3.57

Obligations of Puerto Rico Government and political subdivisions	82,437	249	1,204	81,482	5.14%
Structured credit investments	46,904	—	9,616	37,288	2.92%
Other debt securities	5,769	211	—	5,980	3.28%

Total investment securities	135,110	460	10,820	124,750	4.29%

Total securities available-for-sale	2,873,682	97,249	11,019	2,959,912	3.60%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	884,026	20,530	—	904,556	3.34%

Total	$3,757,708	$117,778	$11,019	$3,864,468	3.54%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
FNMA and FHLMC certificates	$3,238,802	$45,446	$2,058	$3,282,190	3.70%
GNMA certificates	118,191	9,523	—	127,714	5.19%
CMOs issued by US Government sponsored agencies	168,301	9,524	21	177,804	5.01%

Total mortgage-backed securities	3,525,294	64,493	2,079	3,587,708

Obligations of Puerto Rico Government and political subdivisions	71,128	160	3,625	67,663	5.37%
Structured credit investments	61,724	—	20,031	41,693	3.68%
Obligations of US Government sponsored agencies	3,000	—	—	3,000	0.01%

Total investment securities	135,852	160	23,656	112,356

Total securities available-for-sale	3,661,146	64,653	25,735	3,700,064	3.84%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	689,917	—	14,196	675,721	3.74%

Total	$4,351,063	$64,653	$39,931	$4,375,785	3.82%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2011
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$59,118	$59,986	$—	$—

Total due after 5 to 10 years	59,118	59,986	—	—

Due after 10 years
FNMA and FHLMC certificates	2,524,763	2,616,794	884,026	904,556
GNMA certificates	26,186	28,337	—	—
CMOs issued by US Government sponsored agencies	128,505	130,045	—	—

Total due after 10 years	2,679,454	2,775,176	884,026	904,556

Total mortgage-backed securities	2,738,572	2,835,162	884,026	904,556

Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	10,254	10,279	—	—

Total due from 1 to 5 years	10,254	10,279	—	—

Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	23,735	22,952	—	—
Structured credit investments	46,904	37,288	—	—

Total due after 5 to 10 years	70,639	60,240	—	—

Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	48,448	48,251	—	—
Other debt securities	5,769	5,980

Total due after 10 years	54,217	54,231	—	—

Total investment securities	135,110	124,750	—	—

Total	$2,873,682	$2,959,912	$884,026	$904,556

Keeping with the Group’s investment strategy, during the years ended December 31, 2011 and 2010, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. Also, the Group, as part of its asset/liability management, purchases US government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the years ended December 31, 2011 and 2010, the Group sold approximately $5.1 million and $282.5 million, respectively, of discount notes with minimal aggregate gross gains which amounted to less than $1 thousand; and sold approximately $9.0 million and $387.9 million, respectively, of discount notes with minimal aggregate gross losses which amounted to less than $1 thousand.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tables below present the gross realized gains and losses by category for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$309,112	$293,580	$15,532	$—
GNMA certificates	214,948	207,378	7,572	2
CMOs issued by US Government sponsored agencies	82,144	77,250	4,894

Total mortgage-backed securities	606,204	578,208	27,998	2

Investment securities
Obligations of US Government sponsored agencies	14,100	14,100	—	—

Total investment securities	14,100	14,100	—	—

Total	$620,304	$592,308	$27,998	$2

	December 31, 2010
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$1,783,631	$1,755,808	$27,823	$—
GNMA certificates	293,997	288,726	5,271	—
Non-agency collateralized mortgage obligations	430,926	453,702	—	22,776

Total mortgage-backed securities and CMOs	2,508,554	2,498,236	33,094	22,776

Investment securities
Obligations of US Government sponsored agencies	1,196,123	1,191,408	4,716	1
Obligations of Puerto Rico Government and political subdivisions	2,394	2,395	—	1

Total investment securities	1,198,517	1,193,803	4,716	2

Total	$3,707,071	$3,692,039	$37,810	$22,778

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$5,088,807	$5,018,408	$71,549	$1,150
GNMA certificates	353,801	353,176	625	—
CMOs issued by US Government sponsored agencies	336,994	330,585	6,409	—

Total mortgage-backed securities and CMOs	5,779,602	5,702,169	78,583	1,150

Investment securities
Obligations of US Government sponsored agencies	3,189,827	3,188,991	856	20
Obligations of Puerto Rico Government and political subdivisions	90,000	90,000	—	—
Structured credit investments	42,210	116,094	—	73,884

Total investment securities	3,322,037	3,395,085	856	73,904

Total	$9,101,639	$9,097,254	$79,439	$75,054

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2011 and 2010:

	December 31, 2011
	12 months or more
	Amortized Cost	(In thousands) Unrealized Loss	Fair Value
	(In thousands)
Securities Available-for-Sale
Structured credit investments	$36,374	$9,616	$26,758
Obligations of Puerto Rico Government and political subdivisions	24,697	1,204	23,493
CMOs issued by US Government sponsored agencies	2,384	199	2,185

	63,455	11,019	52,436

At December 31, 2011, there were no available for sale securities in a continuous unrealized loss position for less than 12 months. In addition, at December 31, 2011, there were no individual held-to-maturity securities in an unrealized loss position.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities Available-for-Sale
FNMA and FHLMC certificates	$245,533	$2,058	$243,475
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	249,124	2,079	247,045

	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148

	112,497	23,656	88,841

	Total
	Amortized Cost	Unrealized Loss	Fair Value
FNMA and FHLMC certificates	245,533	2,058	243,475
Structured credit investments	61,724	20,031	41,693
Obligations of Puerto Rico Government and political subdivisions	50,773	3,625	47,148
CMOs issued by US Government sponsored agencies	2,591	21	2,570
Obligations of US Government sponsored agencies	1,000	—	1,000

	$361,621	$25,735	$335,886

	December 31, 2010
	Less than 12 months
	(In thousands)
	Amortized Cost	Unrealized Loss	Fair Value
Held-to-maturity
FNMA and FHLMC certificates	$689,917	$14,196	$675,721

The Group conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. ASC 320-10-65-1 requires the Group to consider various factors during its review, which include, but are not limited to:

•	the identification and evaluation of investments that have indications of possible other-than-temporary impairment;

•

the analysis of individual investments that have fair values less than amortized cost, including consideration of the length of time the investment has been in an unrealized loss position, and the expected recovery period;

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

Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

At December 31, 2011, the Group’s portfolio of structured credit investments amounted to $46.9 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $9.6 million. The Group’s structured credit investments portfolio consist of two types of instruments: synthetic collateralized debt obligations (CDOs) and collateralized loan obligations (CLOs).

On January 12, 2012, the Group made the strategic decision to sell its $25.5 million investment in a corporate bond that was partially invested in a synthetic CDO at a loss of $15.0 million. This loss was accounted for as an other-than-temporary impairment in the fourth quarter of 2011, and no additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011. The main considerations underlying the Group’s decision to sell the security included the continued deteriorating credit conditions surrounding the underlying reference portfolio of the CDO, including an event of default that occurred during the fourth quarter of 2011, and the projected analysis prepared by a third-party specialist that showed defaults in excess of the deal’s subordination level in more than 50% of the scenarios modeled. The corporate bond sold was a unique and completely distinguishable investment from the rest of the Group’s portfolio, including the remaining structured credit investments. As a result of this transaction, the Group continued to reduce its exposure to non-agency securities, as well as to credit risk in the U.S. economy, and also was able to improve its risk-based capital position.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. The Group invested in three of such instruments in 2007, and as of December 31, 2011, such instruments have an aggregate amortized cost of $36.4 million and unrealized losses of $9.6 million. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.

The determination of the credit loss assumption in the discounted cash flow analysis related to the Group’s structured credit investments is based on the underlying data for each type of security. In the case of the CLOs, the determination of the future cash flows is based on the following factors:

•

Identification of the estimated fair value of the contractual coupon of the loans underlying the CLO. Such fair values are calculated based on information that is obtained directly from the trustee’s reports for each CLO security.

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

The cash flow analysis performed by the Group for the $12 million CLO did not reflect any scenario where there was a principal impairment. Moreover, on November 23, 2011 S&P increased its rating to “AA” from “A”, and on November 6. 2011 Moody’s increased its rating to “A2” from “Baa1”. In addition, the CLO’s subordination level is 26.18%.

With respect to the $10 million CLO, the cash flow analysis performed by the Group also did not reflect any scenario where there was a principal impairment. On November 2, 2011, Moody’s increased its rating to “A2” from “A3”, and S&P has maintained its “A” rating. Also, the CLO’s subordination level is 20.64%.

The cash flow analysis performed by the Group for the $15 million CLO detected that there was a principal impairment in 30 out of 100 scenarios, with average losses of 14.18% and three scenarios where the impairment amount is 100% of the Group’s investment. The level of projected losses can be explained by the deterioration of macro-economic factors during the year ended December 31, 2011, as evidenced by the Euro-zone sovereign

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt crisis and relatively high unemployment in the United States. There has also been a widening in the credit spreads used in the valuations of securities similar to CLOs held by the Group mainly as a result of the type of loans that constitute the collateral of the CLOs. On August 3, 2011, Moody’s upgraded its rating to “Baa2” from “Baa3”. There have been no other credit actions by S&P since March 4, 2010, when they lowered its rating from “A-” to “BBB+,” which is still investment grade. Also, the CLO’s subordination level is 7.54%.

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

Other securities in an unrealized loss position at December 31, 2011 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at December 31, 2011, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At December 31, 2011, the Group does not have the intent to sell these investments in an unrealized loss position.

In December 2010, the Group made the strategic decision to sell the BALTA private label non-agency CMO at a loss of $22.8 million.

The following table summarizes other-than-temporary impairment losses on securities for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(In thousands)
Total loss other-than-temporarily impaired securities	$(15,018)	$(39,674)	$(101,472)
Portion of loss on securities recognized in other comprehensive income	—	22,508	41,398

Net impairment losses recognized in earnings	$(15,018)	$(17,166)	$(60,074)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.    PLEDGED ASSETS

At December 31, 2011, residential mortgage loans, commercial loans and leases amounting to $548.8 million, $40.9 million and $7.8 million, respectively, were pledged to secure advances and borrowings from the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”). Investment securities with fair values totaling $3.4 billion, $71.9 million and $62.7 million at December 31, 2011, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at December 31, 2011, investment securities with fair values totaling $56.2 million were pledged against interest rate swaps contracts, while others with fair values of $126 thousand were pledged as a bond for the Bank’s trust operations to the OCFI. At December 31, 2010, residential mortgage loans amounting to $512.0 million were pledged to secure advances and borrowings from the FHLB. Investment securities with fair values totaling $3.8 billion, $73.4 million, $19.1 million, and $47.5 million at December 31, 2010, were pledged to secure securities sold under agreements to repurchase, Puerto Rico public fund deposits, Federal Reserve Bank of New York advances, and deposits of the Puerto Rico Cash & Money Market Fund, respectively. Also, at December 31, 2010, investment securities with fair values totaling $9.9 million were pledged against interest rate swaps contracts, while others with fair values of $124 thousand were pledged as a bond for the Bank’s trust operations to the OCFI.

As of December 31, 2011, and December 31, 2010, investment securities available-for-sale not pledged amounted to $258.8 million and $422.1 million, respectively. As of December 31, 2011, and December 31, 2010, mortgage loans not pledged amounted to $435.7 million and $394.4 million, respectively. As of December 31, 2011, commercial loans not pledged amounted to $586.5 million; there were no commercial loans pledged as of December 31, 2010. As of December 31, 2011, leases not pledged amounted to $54.1 million. There were no leases pledged as of December 31, 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.    LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable Composition

The composition of the Group’s loan portfolio at December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$819,651	$872,427
Home equity loans and others	1,411	1,505
Commercial	218,261	178,232
Deferred loan fees, net	(4,300)	(3,931)

	1,035,023	1,048,233

Other loans:
Commercial	83,312	56,760
Personal consumer loans and credit lines	39,890	34,492
Leasing	25,768	10,257
Deferred loan fees, net	(245)	(423)

	148,725	101,086

Loans receivable	1,183,748	1,149,319
Allowance for loan and lease losses on non covered loans	(37,010)	(31,430)

Loans receivable, net	1,146,738	1,117,889
Mortgage loans held-for-sale	26,939	33,979

Total loans not-covered under shared-loss agreements with FDIC, net	1,173,677	1,151,868
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	140,824	166,865
Construction and development secured by 1-4 family residential properties	16,976	17,232
Commercial and other construction	325,832	388,261
Leasing	36,122	79,093
Consumer	13,778	18,546

Total loans covered under shared-loss agreements with FDIC	533,532	669,997
Allowance for loan and lease losses on covered loans	(37,256)	(49,286)

Total loans covered under shared-loss agreements with FDIC, net	496,276	620,711

Total loans, net	$1,669,953	$1,772,579

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-covered Loans

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer and leasing.

The following table presents the aging of the recorded investment in gross loans not covered under shared-loss agreements with the FDIC, excluding mortgage loans held for sale, as of December 31, 2011 and 2010 by class of loans:

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Mortgage
Residential
Traditional	$18,931	$9,434	$72,837	$101,202	$584,600	$685,802	$—
Non-traditional	1,109	819	10,857	12,785	57,240	70,025	—
Loss mitigation program	4,887	2,113	13,323	20,323	43,501	63,824	—

	24,927	12,366	97,017	134,310	685,341	819,651	—
Home equity loans, secured personal loans	142	—	323	465	946	1,411	—

	25,069	12,366	97,340	134,775	686,287	821,062	—
Commercial
Commercial secured by real estate	1,205	1,697	27,741	30,643	187,618	218,261	—
Other commercial and industrial	1,536	99	616	2,251	81,061	83,312	—

	2,741	1,796	28,357	32,894	268,679	301,573	—
Consumer
Personal consumer loans and credit lines — secured	36	61	19	116	8,974	9,090	—
Personal consumer loans and credit lines — unsecured	383	113	122	618	21,558	22,176	—
Credit cards	119	43	191	353	4,202	4,555	—
Overdrafts	19	9	2	30	4,039	4,069	—

	557	226	334	1,117	38,773	39,890	—
Leasing	339	—	102	441	25,327	25,768	—

Total loans not covered under shared-loss agreements with the FDIC	$28,706	$14,388	$126,133	$169,227	$1,019,066	$1,188,293	$—

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans	Loans 90+ Days Past Due and Still Accruing
	(In thousands)
Mortgage
Residential
Traditional	$22,093	$9,414	$76,604	$108,111	$638,158	$746,269	$37,850
Non-traditional	837	845	12,016	13,698	66,056	79,754	4,953
Loss mitigation program	2,528	1,043	9,336	12,907	33,497	46,404	6,060

	25,458	11,302	97,956	134,716	737,711	872,427	48,863
Home equity loans	149	—	340	489	961	1,450	—
Other	—	—	55	55	—	55	—

	25,607	11,302	98,351	135,260	738,672	873,932	48,863
Commercial
Commercial secured by real estate	1,090	9,326	13,132	23,548	154,684	178,232	—
Other commercial and industrial	33	41	258	332	56,428	56,760	—

	1,123	9,367	13,390	23,880	211,112	234,992	—
Consumer
Personal consumer loans and credit lines — secured	23	—	—	23	4,853	4,876	—
Personal consumer loans and credit lines — unsecured	419	207	136	762	17,576	18,338	—
Credit cards	262	173	285	720	3,650	4,370	—
Overdrafts	—	—	—	—	6,908	6,908	—

	704	380	421	1,505	32,987	34,492	—
Leasing	—	79	35	114	10,143	10,257	—

Total loans not covered under shared-loss agreements with the FDIC	$27,434	$21,128	$112,197	$160,759	$992,914	$1,153,673	$48,863

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Non-accrual loans
Mortgage
Residential
Traditional	$72,837	$38,754
Non-traditional	10,857	7,063
Loss mitigation program	13,323	3,276

	97,017	49,093
Home equity loans, secured personal loans	323	340
Other	—	55

	97,340	49,488

Commercial
Commercial secured by real estate	34,789	23,338
Other commercial and industrial	2,199	281

	36,988	23,619

Consumer
Personal consumer loans and credit lines — unsecured	143	136
Credit cards	191	285

	334	421

Leasing	102	35

Total non-accrual loans	$134,764	$73,563

At December 31, 2011 and 2010, the Group had $134.8 million and $73.6 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20. At December 31, 2011 and 2010, loans of which terms have been extended and which are classified as troubled debt restructuring that are not included in non-accrual loans amounted to $41.3 million and $35.0 million, respectively.

Up to March 31, 2011, residential mortgage loans, well collateralized and in process of collection, were placed on non-accrual status when reaching 365 days past due. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status, and the interest receivable on such loans was evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

The Group recorded a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans in June 2011 as certain interest receivable accrued in prior years was deemed to be uncollectible. Additionally, in December 2011 the Group recorded a $2.4 million loss on the write-down of interest receivable on delinquent non-covered residential mortgage loans.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand that are either over 90 days past due or adversely classified, or when deemed necessary by management. The portfolios of loans secured by residential properties, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

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

Loss:    Loans classified loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	December 31, 2011
	Risk Ratings
	Balance Outstanding	Pass	Special Mention	Substandard	Doubtful	Individually Measured for Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$218,261	$148,894	$25,185	$1,957	$13	$42,212
Other commercial and industrial	83,312	74,714	3,517	929	—	4,152

Total	$301,573	$223,608	$28,702	$2,886	$13	$46,364

	December 31, 2010
	Risk Ratings
	Balance Outstanding	Pass	Special Mention	Substandard	Doubtful	Individually Measured for Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$178,232	$136,201	$4,536	$13,603	$143	$23,749
Other commercial and industrial	56,760	52,796	1,372	443	—	2,149

Total	$234,992	$188,997	$5,908	$14,046	$143	$25,898

The increase in the “Special Mention” risk rating reflects the addition of two commercial loan relationships that amounted to $23.2 million, mainly collateralized by existing commercial real estate properties, for which management identified potential weaknesses that deserve close attention.

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	December 31, 2011
	Delinquency
	Balance Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Individually Measured for Impairment
	(In thousands)
Mortgage
Traditional	$685,802	$584,600	$18,931	$9,434	$3,775	$26,457	$42,605	$—
Non-traditional	70,025	57,240	1,109	819	849	2,725	7,283	—
Loss mitigation program	63,824	7,928	601	757	—	1,002	2,054	51,482

	819,651	649,768	20,641	11,010	4,624	30,184	51,942	51,482
Home equity loans	1,411	946	142	—	—	—	323	—

	821,062	650,714	20,783	11,010	4,624	30,184	52,265	51,482
Consumer	39,890	38,773	557	226	202	132	—	—
Leasing	25,768	25,327	339	—	21	81	—	—

Total	$886,720	$714,814	$21,679	$11,236	$4,847	$30,397	$52,265	$51,482

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Delinquency
	Balance Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Individually Measured for Impairment
	(In thousands)
Mortgage
Traditional	$746,269	$638,158	$22,093	$9,414	$5,560	$32,291	$38,753	$—
Non-traditional	79,754	66,056	837	845	1,012	3,941	7,063	—
Loss mitigation program	46,404	4,167	2,528	1,043	—	2,064	2,553	34,049

	872,427	708,381	25,458	11,302	6,572	38,296	48,369	34,049
Home equity loans	1,450	961	149	—	—	—	340	—
Other	55	—	—	—	—	—	55	—

	873,932	709,342	25,607	11,302	6,572	38,296	48,764	34,049
Consumer	34,492	32,987	704	380	189	232	—	—
Leasing	10,257	10,143	—	79	8	27	—	—

Total	$918,681	$752,472	$26,311	$11,761	$6,769	$38,555	$48,764	$34,049

The following tables present the troubled debt restructurings modified during the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Pre- Modification Weighted Average Rate	Pre- Modification Weighted Average Term (in Months)	Post- Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post- Modification Weighted Average Term (in Months)
	(Dollars in Thousands)
Mortgage loans	187	$24,722	6.74%	319	$26,620	5.52%	385
Commercial loans	17	15,642	4.03%	68	12,413	3.59%	75

	December 31, 2010
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Pre- Modification Weighted Average Rate	Pre- Modification Weighted Average Term (in Months)	Post- Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post- Modification Weighted Average Term (in Months)
	(Dollars in Thousands)
Mortgage loans	238	$32,649	6.70%	294	$34,842	5.55%	370
Commercial loans	20	5,906	5.77%	70	6,361	5.80%	82

	December 31, 2009
	Number of Contracts	Pre Modification Outstanding Recorded Investment	Pre- Modification Weighted Average Rate	Pre- Modification Weighted Average Term (in Months)	Post- Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post- Modification Weighted Average Term (in Months)
	(Dollars in Thousands)
Mortgage loans	101	$16,511	6.65%	262	$17,095	6.13%	353
Commercial loans	2	45	5.25%	59	37	6.80%	53

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents troubled debt restructurings that defaulted subsequent to their modification during the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
	Number of Contracts	Recorded Investment	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in Thousands)
Mortgage loans	34	$3,993	20	$3,444	8	$1,203
Commercial loans	6	$9,224	14	3,611	—	—

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

The following table presents the changes and the balance in the allowance for loan and lease losses and the recorded investment in gross loans by portfolio segment and based on impairment method for the years ended December 31, 2011, 2010 and 2009:

	December 31, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of year	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(5,836)	(2,506)	(1,587)	(197)	—	(10,126)
Recoveries	101	161	234	10	—	506
Provision for (recapture of) non-covered loan and lease losses	11,208	3,740	490	172	(410)	15,200

Balance at end of year	$21,652	$12,548	$1,423	$845	$542	$37,010

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,355	$3,518	$—	$—	$—	$6,873
Collectively evaluated for impairment	18,244	9,030	1,476	845	542	30,137

Total ending allowance balance	$21,599	$12,548	$1,476	$845	$542	$37,010

Loans:
Individually evaluated for impairment	$51,482	$46,364	$—	$—	$—	$97,846
Collectively evaluated for impairment	769,580	255,209	39,890	25,768	—	1,090,447

Total ending non-covered loans balance	$821,062	$301,573	$39,890	$25,768	$—	$1,188,293

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2010
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of year	$15,044	$7,112	$864	$—	$252	$23,272
Charge-offs	(3,867)	(2,913)	(1,455)	—	—	(8,235)
Recoveries	93	160	226	—	—	479
Provision for non-covered loan and lease losses	4,909	6,794	2,651	860	700	15,914

Balance at end of year	$16,179	$11,153	$2,286	$860	$952	$31,430

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,387	$823	$—	$—	$—	$3,210
Collectively evaluated for impairment	13,792	10,330	2,286	860	952	28,220

Total ending allowance balance	$16,179	$11,153	$2,286	$860	$952	$31,430

Loans:
Individually evaluated for impairment	$36,067	$25,898	$—	$—	$—	$61,965
Collectively evaluated for impairment	837,865	209,094	34,492	10,257	—	1,091,708

Total ending non-covered loans balance	$873,932	$234,992	$34,492	$10,257	$—	$1,153,673

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of year	$8,567	$4,013	$1,660	$—	$53	$14,293
Charge-offs	(3,493)	(2,223)	(1,312)	—	—	(7,028)
Recoveries	70	56	231	—	—	357
Provision for non-covered loan and lease losses	9,900	5,266	285	—	199	15,650

Balance at end of year	$15,044	$7,112	$864	$—	$252	$23,272

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$683	$709	$—	$—	$—	$1,392
Collectively evaluated for impairment	14,361	6,403	864	—	252	21,880

Total ending allowance balance	$15,044	$7,112	$864	$—	$252	$23,272

Loans:
Individually evaluated for impairment	$10,717	$15,582	$—	$—	$—	$26,299
Collectively evaluated for impairment	909,591	182,147	21,539	—	—	1,113,277

Total ending non-covered loans balance	$920,308	$197,729	$21,539	$—	$—	$1,139,576

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $46.4 million and $25.9 million at December 31, 2011 and 2010, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $3.5 million and $823 thousand at December 31, 2011 and 2010, respectively. At December 31, 2011, the total investment in impaired mortgage loans was $51.5 million (December 31, 2010 — $36.1 million). Impairment on mortgage loans assessed as troubled debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.4 million and $2.3 million at December 31, 2011 and 2010, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$25,974	$23,368	$3,518	15%	$17,949
Residential troubled debt restructuring	52,480	51,482	3,355	7%	42,699
Impaired loans with no specific allowance
Commercial	23,780	22,996	—	0%	16,480

Total investment in impaired loans	$102,234	$97,846	$6,873	7%	$77,128

	December 31, 2010
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$11,948	$10,070	$823	8%	$10,622
Residential troubled debt restructuring	34,049	34,049	2,250	7%	16,977
Impaired loans with no specific allowance
Commercial	15,828	15,828	—	0%	11,472

Total investment in impaired loans	$61,825	$59,947	$3,073	5%	$39,071

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
	(In thousands)
Impaired loans with specific allowance
Commercial	$418	$158	$86
Residential troubled debt restructuring	1,146	743	226
Impaired loans with no specific allowance
Commercial	611	651	241

Total interest income from impaired loans	$2,175	$1,552	$553

Covered Loans

The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value, and no separate valuation allowance was recorded at the date of acquisition. The Group reviewed each loan at acquisition to determine if it should be accounted for under ASC 310-30 and, if so, determine whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common risk characteristics. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e. reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk rating assigned to the loans. In instances where it was determined that for some of the loans in the acquired loan pool that it is probable that all the contractual payments would be received (therefore the loans meet the first criteria of ASC 310-30-15-2 but not the second), the Group applied the discount accretion guidance as ASC 310-30, instead of the standard loan discount accretion guidance of ASC 310-20 to those loans (the loans under SOP 03-3). As documented in a letter from the AICPA Depository Institution Expert Panel to the Office of Chief Accountant of the SEC, on December 5, 2009, the SEC addressed the recognition of discount accretion for loans acquired under these circumstances. As referred to in the AICPA’s letter, when loans are acquired with a significant discount for credit (e.g., at a fair value lower than the contractual amounts due) and such loans are not within the scope of ASC 310-30, the AICPA believed that the SEC—would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows, meaning that an entity could either apply the accretion guidance of ASC 310-20 or that of the ASC 310-30 to such loans. Consistent with the AICPA’s views, the Group applied the guidance of ASC 310-30 to all loans acquired in the transaction including loans that do not meet the scope of ASC 310-30. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20.

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group will record an allowance for loan and lease losses and an increase in the FDIC loss-share indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. There have been differences, both positive and negative, between actual and expected cash flows in several pools of loans acquired in the FDIC-assisted acquisition. At December 31, 2011, the Group concluded that certain pools reflect higher projected cash flows, resulting in reversals of previous impairments recorded as well as additions to accretable discount of $110.7 million.

The covered loans carrying amounts included in the balance sheet at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Contractual required payments receivable	$1,134,524	$1,421,849
Non-accretable discount	(412,170)	(603,296)

Cash expected to be collected	722,354	818,553
Accretable yield	(188,822)	(148,556)

Carrying amount, gross	533,532	669,997
Allowance for loan and lease losses	(37,256)	(49,286)

Carrying amount, net	$496,276	$620,711

The following tables describe the accretable yield and non-accretable discount activity for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Accretable Yield Activity
Balance at beginning of Year	$148,556	$—
Additions	—	200,523
Accretion	(67,666)	(44,158)
Transfer from (to) non-accretable discount	107,932	(7,809)

Balance at end of year	$188,822	$148,556

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,
	2011	2010
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of Year	$603,296	$—
Additions	—	782,887
Principal losses	(83,194)	(187,400)
Transfer (to) from accretable yield	(107,932)	7,809

Balance at end of year	$412,170	$603,296

For covered loans, the Group evaluates credit quality based on the delinquency status of the loan, severity factors and risk ratings on certain commercial loans. Migration and credit quality trends are assessed by comparing information from acquisition date through December 31, 2011.

There have been positive changes in the credit quality of various pools of covered loans than those originally estimated that caused improvements to the initial loss severity factors and credit default probabilities estimated by the group. These changes have resulted in the re-yielding of various pools as the cash flows are higher than the Group originally expected.

The Group’s recorded investment in covered loan pools that were evaluated for impairment and the related allowance for covered loan and lease losses as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$55,901	$32,130	$1,657	5%	$36,197
Construction and development secured by 1-4 residential properties	80,821	16,976	2,042	12%	16,903
Commercial and other construction	357,596	146,924	31,665	22%	161,562
Consumer	19,619	13,778	1,892	14%	15,981

Total investment in impaired covered loans	$513,937	$209,808	$37,256	18%	$230,643

	December 31, 2010
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$64,366	$38,885	$3,582	9%	$38,667
Construction and development secured by 1-4 family residential properties	55,524	11,828	1,939	16%	12,541
Commercial and other construction	637,044	318,404	43,765	14%	324,946

Total investment in impaired covered loans	$756,934	$369,117	$49,286	13%	$376,154

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of the Group’s quarterly assessment of actual versus expected cash flows for pools of covered loans, the changes in the allowance for loan and lease losses on covered loans for the years ended December 31, 2011 and 2010 was as follows:

	December 31,
	2011	2010
	(In thousands)
Balance at beginning of year	$49,286	$—
Provision for (recapture of) covered loan and lease losses, net	(1,387)	6,282
FDIC shared-loss portion of provision for (recapture of) covered loan and lease losses, net	(10,643)	43,004

Balance at end of year	$37,256	$49,286

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At December 31, 2011, servicing assets are composed of $10.2 million ($8.9 million — December 31, 2010) related to residential mortgage loans and $221 thousand ($770 thousand — December 31, 2010) of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Fair value at beginning of year	$9,695	$7,120
Acquisition of leasing servicing assets from FDIC-assisted acquisition	—	1,190
Servicing from mortgage securitizations or assets transfers	2,458	2,933
Changes due to payments on loans	(976)	(869)
Changes in fair value due to changes in valuation model inputs or assumptions	(723)	(679)

Fair value at end of year	$10,454	$9,695

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Constant prepayment rate	7.87% - 40.38%	9.50% - 37.57%
Discount rate	10.50% - 14.00%	11.00% - 14.00%

The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value for the years ended December 31, 2011 and 2010:

	December 31,
	2011	2010
Discount rate	13.22% - 17.38%	13.13% - 17.89%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follow:

December 31, 2011
(In thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$10,233

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(408)
Decrease in fair value due to 20% adverse change	$(790)
Discount rate
Decrease in fair value due to 10% adverse change	$(434)
Decrease in fair value due to 20% adverse change	$(835)
Leasing servicing asset
Carrying value of leasing servicing asset	$221

Discount rate
Decrease in fair value due to 10% adverse change	$(2)
Decrease in fair value due to 20% adverse change	$(4)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $3.1 million, $2.4 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively. There were no late fees and ancillary fees recorded in such periods because these fees belong to the third party with which the Group is engaged in a subservicing agreement. Servicing fees on leases amounted to $625 thousand and $404 thousand for the years ended December 31, 2011 and 2010, respectively. There were no fees during 2009.

7.    PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	December 31,
		2011	2010
	(In thousands)
Land	—	$2,254	$2,328
Buildings and improvements	40	5,890	6,301
Leasehold improvements	5 — 10	18,182	20,564
Furniture and fixtures	3 — 7	9,718	10,099
Information technology and other	3 — 7	20,008	19,074

		56,052	58,366
Less: accumulated depreciation and amortization		(34,532)	(34,425)

		$21,520	$23,941

Depreciation and amortization of premises and equipment for the years ended December 31, 2011, 2010 and 2009, totaled $5.5 million, $5.8 million and $6.0 million, respectively. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

8.    DERIVATIVE ACTIVITIES

During the year ended December 31, 2011, losses of $13.2 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

losses of $2.2 million from terminations of options to enter into interest rate swaps that were purchased in November 2010 with a notional amount of $250 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $1.2 billion, all of which were designated as hedging instruments. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. Prior to the acquisition of the new forward-settlement swap contracts, these derivatives were not being designated for hedge accounting. In December 2011, $600 million in repurchase agreement funding with an average cost of 4.23% matured. Utilizing cash on hand and proceeds from the sale of approximately $77 million of mortgage backed securities, the Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. During the year ended December 31, 2010, losses of $36.8 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses included realized losses of $42.0 million due to the terminations of forward settlement swaps with a notional amount of $900.0 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the consolidated statements of financial condition at December 31, 2011 and 2010:

	December 31,
	2011	2010
	(In thousands)
Derivative assets:
Forward settlement swaps	$—	$11,023
Options tied to Standard & Poor’s 500 Stock Market Index	9,317	9,870
Swap options	—	7,422

	$9,317	$28,315

Derivative liabilities:
Forward settlement swaps	$47,425	$—
Other	—	64

	$47,425	$64

Forward-Settlement Swaps

The Group enters into forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. These forward-settlement swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and properly documented as such, therefore, qualifying for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these forward-settlement swaps to earnings in the next twelve months. There were no forward-settlement swaps designated for hedge accounting at December 31, 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows a summary of these swaps and their terms, at December 31, 2011:

Notional Amount	Fixed Rate	Trade Date	Settlement Date	Maturity Date
(In thousands)
$125,000	1.6550%	03/18/11	05/09/12	02/09/14
125,000	1.7700%	03/18/11	05/09/12	05/09/14
100,000	1.8975%	03/18/11	05/09/12	08/09/14
100,000	1.9275%	03/18/11	12/28/11	01/28/15
100,000	2.0000%	03/18/11	12/28/11	03/28/15
100,000	2.2225%	05/05/11	08/14/12	05/14/15
100,000	2.1100%	03/18/11	12/28/11	06/28/15
25,000	2.4365%	05/05/11	05/04/12	05/04/16
150,000	2.7795%	05/05/11	12/06/12	06/06/16
25,000	2.6200%	05/05/11	07/24/12	07/24/16
25,000	2.6350%	05/05/11	07/30/12	07/30/16
50,000	2.6590%	05/05/11	08/10/12	08/10/16
100,000	2.6750%	05/05/11	08/16/12	08/16/16

$1,125,000

An unrealized loss of $47.4 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2011, and the related derivative liability is being reflected in the accompanying consolidated statements of financial condition.

Swap Options

In May 2011, the Group sold all options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million, recording a loss of $2.2 million.

Options Tied to Standard & Poor’s 500 Stock Market Index

The Group has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P Index”). The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At December 31, 2011 and 2010, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $9.3 million (notional amount of $130.9 million) and $9.9 million (notional amount of $149.0 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statements of financial condition represented a liability of $9.4 million (notional amount of $125.8 million) and $12.8 million (notional amount of $143.4 million), respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011, the yearly contractual maturities of options tied to the S&P Index were as follows:

Year Ending December 31,	Derivative asset (S&P purchased options)	Derivative liability (S&P embedded options)
	(In thousands)
2012	$64,285	$63,060
2013	38,590	35,487
2014	17,340	16,674
2015	7,330	7,425
2016	3,375	3,195

	$130,920	$125,841

9.    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2011 and 2010 consists of the following:

	December 31,
	2011	2010
	(In thousands)
Non-covered loans	$5,519	$11,068
Investments	14,663	17,648

	$20,182	$28,716

Other assets at December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
	(In thousands)
Prepaid FDIC insurance	$11,599	$16,796
Servicing assets	10,454	9,695
Other prepaid expenses	6,498	7,858
Goodwill	2,701	2,701
Mortgage tax credits	1,303	3,432
Core deposit intangible	1,185	1,328
Investment in Statutory Trust	1,086	1,086
Debt issuance costs	1,067	2,299
Other repossessed assets (covered by FDIC shared-loss agreements)	708	2,350
Accounts receivable and other assets	10,577	15,816

	$47,178	$63,361

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2010, 2011 and 2012 amounted to $11.6 million and $16.8 million at December 31, 2011 and 2010, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other prepaid expenses amounting to $10.5 million and $9.7 million at December 31, 2011 and 2010, respectively, include prepaid municipal, property and income taxes aggregating to $3.2 million and $4.5 million, respectively.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. Under an agreement reached during the second quarter of 2011 with the Puerto Rico Treasury Department, the Group may use half of these credits to reduce taxable income in taxable year 2011, and the remaining half of the credits in taxable year 2012. At December 31, 2011 and 2010, tax credits for the Group amounted to $1.3 million and $3.4 million, respectively.

In March 2009, the Group’s banking subsidiary issued $105 million in notes guaranteed under the FDIC Temporary Liquidity Guarantee Program. Shortly after issuance of the notes, the Group paid $3.2 million (equivalent to an annual fee of 100 basis points) to the FDIC to maintain the FDIC guarantee coverage until the maturity of the notes. These costs have been deferred and are being amortized over the term of the notes. At December 31, 2011 and 2010, this deferred issue cost was $1.1 million and $2.3 million, respectively.

Other repossessed assets amounting to $708 thousand and $2.4 million at December 31, 2011 and 2010, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired in the FDIC-assisted acquisition.

10.    DEPOSITS AND RELATED INTEREST

Total deposits as of December 31, 2011 and 2010 consist of the following:

	December 31,
	2011	2010
	(In thousands)
Non-interest bearing demand deposits	$190,001	$170,705
Interest-bearing savings and demand deposits	1,041,529	1,019,539
Individual retirement accounts	361,411	361,972
Retail certificates of deposit	378,146	477,180

Total retail deposits	1,971,087	2,029,396
Institutional deposits	168,301	280,617
Brokered deposits	255,879	278,875

	$2,395,267	$2,588,888

At December 31, 2011 and 2010, the weighted average interest rate of the Group’s deposits was 1.87% and 2.12%, respectively, including non-interest bearing deposits of $190.0 million and $170.7 million, respectively. Interest expense for the years ended December 31, 2011, 2010 and 2009 is set forth below:

	December 31,
	2011	2010	2009
	(In thousands)
Demand and savings deposits	$16,009	$17,881	$18,115
Certificates of deposit	29,636	30,722	36,832

	$45,645	$48,603	$54,947

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011 and 2010, time deposits in denominations of $100 thousand or higher, excluding unamortized discounts, amounted to $456.1 million and $590.0 million, including public fund deposits from various Puerto Rico government agencies of $65.2 million and $65.3 million at a weighted average rate of 0.05% in both periods, which were collateralized with investment securities with fair value of $71.9 million and $73.4 million, respectively.

Excluding equity indexed options in the amount of $9.4 million, which are used by the Group to manage its exposure to the Standard & Poor’s 500 stock market index, and also excluding accrued interest of $4.5 million and unamortized deposit discounts in the amount of $5.2 million, the scheduled maturities of certificates of deposit at December 31, 2011 are as follows:

December 31, 2011
(In thousands)
Within one year:
Three (3) months or less	$252,297
Over 3 months through 1 year	420,727

673,024
Over 1 through 2 years	271,066
Over 2 through 3 years	108,369
Over 3 through 4 years	24,832
Over 4 through 5 years	77,843

$1,155,134

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $4.2 million as of December 31, 2011 ($7.6 million — December 31, 2010).

11.    BORROWINGS

Short Term Borrowings

At December 31, 2011, short term borrowings amounted to $39.9 million (December 31, 2010 — $42.5 million) which mainly consist of deposits of the Puerto Rico Cash & Money Market Fund with a weighted average rate of 0.80% (December 31, 2010 — 0.60%), which were collateralized with investment securities with fair value of $62.7 million (December 31, 2010 — $47.5 million).

Securities Sold under Agreements to Repurchase

At December 31, 2011, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2011 and 2010, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.2 million and $6.3 million, respectively, were as follows:

	December 31,
	2011		2010
	Borrowing Balance	Fair Value of Underlying Collateral	Borrowing Balance	Fair Value of Underlying Collateral
	(In thousands)
Credit Suisse Securities (USA) LLC	$1,250,000	$1,337,394	$1,250,000	$1,325,392
Citigroup Global Markets Inc.	900,000	974,286	1,600,000	1,752,619
UBS Financial Services Inc.	500,000	620,888	500,000	605,706
JP Morgan Chase Bank NA	300,000	357,400	100,000	119,997
Deutsche Bank	100,000	109,177	—	—

Total	$3,050,000	$3,399,145	$3,450,000	$3,803,714

The original terms of the Group’s structured repurchase agreements range between three and ten years, and except for four repurchase agreements totaling $600 million (as described below), the counterparties have the right to exercise put options at par on a quarterly basis before their contractual maturities from one to three years after the agreements’ settlement dates. The Group’s $500 million repurchase agreement also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement. The following table shows a summary of these agreements and their terms, excluding accrued interest in the amount of $6.2 million, at December 31, 2011:

Year of Maturity	Borrowing Balance	Weighted-Average Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	350,000	4.26%	5/9/2007	5/9/2012	2/9/2012
	100,000	4.50%	8/14/2007	8/14/2012	2/16/2012
	150,000	4.31%	3/6/2007	12/6/2012	3/6/2012

	600,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	1/27/2012
	300,000	2.86%	3/28/2011	9/28/2014	N/A

	400,000

2015
	100,000	0.60%	12/28/2011	3/30/2015	N/A
	100,000	0.68%	12/29/2011	1/28/2015	N/A
	100,000	0.65%	12/28/2011	6/28/2015	N/A

	300,000

2017
	500,000	4.67%	3/2/2007	3/2/2017	3/2/2012
	250,000	0.25%	3/2/2007	3/2/2017	3/2/2012
	100,000	0.00%	6/6/2007	3/6/2017	3/6/2012
	900,000	0.00%	3/6/2007	6/6/2017	3/6/2012

	1,750,000

	$3,050,000	2.13%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties. Such repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% and 0.25% until at least their next put dates scheduled for March 2012.

The following table presents the borrowings organized by type acting as collateral under repurchase agreements, excluding accrued interest in the amount of $6.2 million and $6.3 million at December 31, 2011 and 2010, respectively:

	December 31,
	2011		2010
	Borrowing Balance	Fair Value of Underlying Collateral	Borrowing Balance	Fair Value of Underlying Collateral
	(In thousands)
GNMA certificates
Within 30 days	$—	$7,588	$—	$38,877
Less than 1 year	3,901	4,048	5,275	5,221
1 — 3 years	—	—	16,090	16,537
3 — 5 years	500	552	—	—
over 5 years	6,492	2,248	45,783	21,303

	10,893	14,436	67,148	81,938

FNMA certificates
Within 30 days	—	654,436	—	509,914
Less than 1 year	650,825	664,774	572,590	547,108
1 — 3 years	254,141	231,450	769,645	787,326
3 to 5 years	269,500	291,051	100,000	78,689
over 5 years	1,515,940	1,127,921	1,421,948	1,230,407

	2,690,406	2,969,632	2,864,183	3,153,444

FHLMC certificates
Within 30 days	—	51,364	—	87,823
Less than 1 year	63,846	66,213	38,160	39,269
1 — 3 years	1,270	1,313	26,060	21,327
3 to 5 years	—	—	—	—
over 5 years	227,568	230,375	282,269	240,570

	292,684	349,265	346,489	388,989

CMOs
Within 30 days	—	7,528	—	2,739
Less than 1 year	6,335	6,319	169,305	171,021
1 — 3 years	19,682	19,657	2,875	2,983
3 to 5 years	30,000	32,308	—	—

	56,017	65,812	172,180	176,743

US Agency securities
1 — 3 years	—	—	—	2,600

	—	—	—	2,600

Total	$3,050,000	$3,399,145	$3,450,000	$3,803,714

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The collateral of the repurchase agreements is not limited to the maturity buckets outlined above, and is generally available for any borrowing as governed by existing master repurchase agreements in place with each counter party.

At December 31, 2011 and 2010, the weighted average interest rate of the Group’s repurchase agreements was 2.13% and 2.81%, respectively, and included agreements with interest ranging from 0.00% to 4.72%. The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2011 and 2010, excluding accrued interest:

	December 31,
	2011	2010
	(In thousands)
Average daily aggregate balance outstanding	$3,417,892	$3,545,926

Maximum outstanding balance at any month-end	$3,466,450	$3,566,588

Weighted average interest rate during the year	2.73%	2.84%

Weighted average interest rate at year end	2.13%	2.81%

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2011, these advances were secured by mortgage and commercial loans amounting to $548.8 million and $40.9 million, respectively. Also, at December 31, 2011, the Group had an additional borrowing capacity with the FHLB of $149.6 million. At December 31, 2011, the weighted average remaining maturity of FHLB’s advances was 11.2 months (December 31, 2010 — 23.15 months).

In 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.8 million, at December 31, 2011:

Year of Maturity	Borrowing Balance	Weighted-Average Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	$25,000	4.37%	5/4/2007	5/4/2012	2/4/2012
	25,000	4.57%	7/24/2007	7/24/2012	1/24/2012
	25,000	4.26%	7/30/2007	7/30/2012	1/31/2012
	50,000	4.33%	8/10/2007	8/10/2012	2/11/2012
	100,000	4.09%	8/16/2007	8/16/2012	2/16/2012

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	2/8/2012
	30,000	4.22%	5/11/2007	5/11/2014	2/10/2012

	55,000

	$280,000	4.24%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

None of the advances referred to in the previous table with put dates up to the date of this filing were put by the FHLB at their corresponding put dates.

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

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at December 31, 2011 and 2010.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.30% at December 31, 2011; 3.25% at December 31, 2010), is payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date March 2012). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital note on the unaudited consolidated statements of financial condition.

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

12.    EMPLOYEE BENEFIT PLAN

The Group has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the 2011 Code, and Sections 401(a) and 401(k) of the United States Revenue Code of 1986, as amended (the “U.S. Code”). This plan is subject to the provisions of Title I of the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Retirement Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Group who are age twenty-one or older. Under this plan, participants may contribute each year from 2% to 10% of their compensation, as defined in the plan, up to a specified amount. The Group currently contributes 80 cents for each dollar contributed by an employee, up to $832 per employee. The Group’s matching contribution is invested in shares of its common stock. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. For the years ended December 31, 2011, 2010 and 2009, the Group contributed 24,128 shares, 15,242 shares, and 37,956 shares, respectively, of its common stock at a cost of approximately $42,789, $29,267, and $148,700 at the time of contribution. The Group’s contribution becomes 100% vested once the employee completes three years of service.

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

13.    RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years ended December 31, 2011 and 2010 were as follows:

	December 31,
	2011	2010
	(In thousands)
Balance at the beginning of year	$3,452	$3,889
New loans	615	187
Repayments	(108)	(617)
Credits of persons no longer considered related parties	(187)	(7)

Balance at the end of year	$3,772	$3,452

14.    INCOME TAX

Under Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the years ended December 31, 2011, 2010, and 2009 are as follows:

	December 31,
	2011	2010	2009
	(In thousands)
Current income tax expense	$2,229	$5,794	$8,754
Deferred income tax benefit	(1,363)	(10,092)	(1,782)

Income tax expense (benefit)	$866	$(4,298)	$6,972

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 30.00%, 40.95%, and 40.95% as of December 31, 2011, 2010 and 2009, respectively, mainly due to income generated by the IBE taxed at 5% and to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. For 2011, 2010 and 2009 the Bank’s investment securities portfolio and loans portfolio generated tax-exempt interest income of $9.8 million, $28.6 million, and $39.8 million, respectively. For 2011, 2010, and 2009 the IBE generated $36.9 million, $15.5 million, and $49.1 million in income taxable at a 5% income tax rate.

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

The Group’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	December 31,
	2011		2010		2009
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax at statutory rates	$10,595	30.00%	$2,267	40.95%	$12,251	40.95%
Tax effect of exempt income, net	(10,512)	–29.77%	(5,569)	–100.60%	(22,081)	–73.81%
Effect of tax rate on capital loss carryforwards	(1,535)	–4.34%	(6,012)	–108.60%	16,481	55.09%
Change in valuation allowance	(1,292)	–3.66%	2,929	52.91%	81	0.27%
Income tax contingencies provision (credit)	(2,807)	–7.95%	53	0.96%	671	2.24%
Effect in deferred taxes due to reduction in tax rates from 40.95% to 30%	5,179	14.66%	—	—	—	—
Effect of change in tax status of IBE	499	1.41%	—	—	—	—
Other items, net	739	2.10%	2,034	36.74%	(431)	-1.44%

Income tax expense (benefit)	$866	2.45%	$(4,298)	-77.64%	$6,972	23.30%

The tax effect of the income earned by the IBE is included in the “tax effect of exempt income, net” caption on the table above, and amounted to $9.2 million, $5.6 million and $17.7 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Group’s deferred tax asset, net, at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
	(In thousands)
Deferred tax asset:
Allowance for loan losses and other reserves	$22,281	$31,479
FDIC-assisted acquisition	11,967	10,782
Deferred loan origination fees, net	1,417	2,139
Derivative unrealized net loss	5,312	142
S&P option contracts	4,670	6,731
Net capital and operating loss carryforwards	7,368	13,547
Other deferred tax assets	2,605	2,582

Total gross deferred tax asset	55,620	67,402

Deferred tax liability:
FDIC shared-loss indemnification asset	(12,072)	(20,696)
Derivative unrealized net gain	—	(5,267)
Unrealized net gain on available-for-sale securities	(4,273)	(1,910)
Servicing Asset	(3,070)	(3,480)
Other deferred tax liabilities	(1,211)	(1,054)

Total deferred tax liabilities	(20,626)	(32,407)

Less: Valuation allowance	(2,971)	(4,263)

Net deferred tax asset	$32,023	$30,732

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2011. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The holding company and its subsidiaries have operating and capital loss carry-forwards for income tax purposes which are available to offset future taxable income and capital gains. Operating loss carry-forwards are available until December 2019 and capital loss carry-forwards are available until December 2016. The majority of these operating and capital loss carry-forwards are at the Bank amounting to approximately $36.0 million and $48.4 million as of December 31, 2011 and 2010, respectively.

For purposes of income taxes associated with the FDIC-assisted acquisition, the Group assumed some tax positions, which are being evaluated by the Puerto Rico Treasury Department and are supported by the corresponding technical merits.

The Group follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation process, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at December 31, 2011 and 2010 was $1.4 million and $6.3 million, respectively. The variance is attributed to various contingencies settled with the Puerto Rico Treasury Department on June 30, 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had accrued for this purpose. Following such settlements, only the 2010 tax period remains subject to examination by the Puerto Rico Treasury Department. It is the Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The Group had accrued $342 thousand at December 31, 2011 (December 31, 2010 — $1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits.

15.    STOCKHOLDERS’ EQUITY

Preferred Stock

On May 28, 1999, the Group issued 1,340,000 shares of 7.125% Noncumulative Monthly Income Preferred Stock, Series A, at $25 per share. Proceeds from issuance of the Series A Preferred Stock, were $32.4 million, net of $1.1 million of issuance costs. The Series A Preferred Stock has the following characteristics: (i) annual dividends of $1.78 per share, payable monthly if declared by the Board of Directors; (ii) missed dividends are not cumulative; (iii) redeemable at the Group’s option beginning on May 30, 2004; (iv) no mandatory redemption or stated maturity date; and (v) liquidation value of $25 per share.

On September 30, 2003, the Group issued 1,380,000 shares of 7.0% Noncumulative Monthly Income Preferred Stock, Series B, at $25 per share. Proceeds from issuance of the Series B Preferred Stock, were $33.1 million, net of $1.4 million of issuance costs and expenses. The Series B Preferred Stock has the following characteristics: (i) annual dividends of $1.75 per share, payable monthly if declared by the Board of Directors; (ii) missed dividends are not cumulative; (iii) redeemable at the Group’s option beginning on October 31, 2008; (iv) no mandatory redemption or stated maturity date; and (v) liquidation value of $25 per share.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2011 and 2010, the Group and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2011 and 2010, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Group’s and the Bank’s actual capital amounts and ratios as of December 31, 2011 and 2010 are as follows:

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of December 31, 2011
Total Capital to Risk-Weighted Assets	$688,415	32.84%	$167,690	8.00%
Tier 1 Capital to Risk-Weighted Assets	$661,614	31.56%	$83,845	4.00%
Tier 1 Capital to Total Assets	$661,614	9.65%	$274,231	4.00%

As of December 31, 2010
Total Capital to Risk-Weighted Assets	$728,241	32.32%	$180,279	8.00%
Tier 1 Capital to Risk-Weighted Assets	$699,415	31.04%	$90,139	4.00%
Tier 1 Capital to Total Assets	$699,415	9.50%	$294,472	4.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2011
Total Capital to Risk-Weighted Assets	$643,237	30.87%	$166,687	8.00%	$208,359	10.00%
Tier 1 Capital to Risk-Weighted Assets	$616,590	29.59%	$83,344	4.00%	$125,015	6.00%
Tier 1 Capital to Total Assets	$616,590	9.06%	$272,178	4.00%	$340,222	5.00%

As of December 31, 2010
Total Capital to Risk-Weighted Assets	$695,013	31.23%	$178,049	8.00%	$222,562	10.00%
Tier 1 Capital to Risk-Weighted Assets	$666,531	29.95%	$89,025	4.00%	$133,537	6.00%
Tier 1 Capital to Total Assets	$666,531	9.22%	$289,083	4.00%	$361,354	5.00%

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The activity in outstanding options for the years ended December 31, 2011, 2010 and 2009 is set forth below:

	December 31,
	2011		2010		2009
	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
Beginning of year	765,989	$15.25	514,376	$16.86	500,200	$17.14
Options granted	85,000	11.90	262,700	11.97	15,676	8.28
Options exercised	(923)	8.82	(8,337)	8.60	—	—
Options forfeited	(63,362)	13.69	(2,750)	23.29	(1,500)	21.86

End of year	786,704	$15.02	765,989	$15.25	514,376	$16.86

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2011:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
$ 5.63 to $ 8.45	12,792	$8.28	7.32	2,970	$8.28
8.46 to 11.27	2,000	10.29	5.64	1,000	10.29
11.28 to 14.09	542,427	12.14	6.41	193,452	12.35
14.10 to 16.90	62,035	15.60	2.60	62,035	15.60
19.72 to 22.54	25,050	20.68	3.18	20,800	20.44
22.55 to 25.35	83,350	23.99	2.28	83,350	23.99
25.36 to 28.17	59,050	27.46	2.82	59,050	27.46

	786,704	$15.02	5.32	422,657	$17.60

Aggregate Intrinsic Value	$167,219			$23,909

The average fair value of each option granted during 2011, 2010, and 2009 was $6.48, $6.66, and $4.49, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following assumptions were used in estimating the fair value of the options granted during the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Weighted Average Assumptions:
Dividend yield	1.62%	1.47%	4.55%
Expected volatility	58.99%	60.00%	36.00%
Risk-free interest rate	3.11%	3.07%	4.40%
Expected life (in years)	8.0	8.0	8.5

The following table summarizes the restricted units’ activity under the Omnibus Plan for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011		2010		2009
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of year	243,525	$13.43	147,625	$14.64	99,916	$18.54
Restricted units granted	39,500	11.88	131,000	11.88	53,609	8.18
Restricted units lapsed	(59,916)	20.65	(30,000)	12.49	—	—
Restricted units forfeited	(17,960)	11.67	(5,100)	14.12	(5,900)	21.86

End of year	205,149	$11.27	243,525	$13.43	147,625	$14.64

Legal Surplus

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2011, legal surplus amounted to $50.2 million (December 31, 2010 — $46.3 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings per Common Share

The calculation of earnings per common share for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31,
	2011	2010	2009
	(In thousands, except per share data)
Net income	$34,450	$9,834	$22,945
Less: Dividends on preferred stock	(4,802)	(5,335)	(4,802)
Less: Deemed dividend on preferred stock beneficial conversion feature	—	(22,711)	—

Income available (loss) to common shareholders	$29,648	$(18,212)	$18,143

Average common shares outstanding and equivalents	44,524	36,810	24,306

Earnings (loss) per common share — basic	0.67	(0.50)	(0.75)

Earnings (loss) per common share — diluted	$0.67	$(0.50)	$(0.75)

For the years ended December 31, 2011, 2010, and 2009, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 529,093, 214,256, and 355,720, respectively. The conversion of the Group’s mandatorily convertible non-cumulative non-voting perpetual preferred stock, Series C, into shares of the Group’s common stock during the year ended December 31, 2010, resulted in a non-cash beneficial conversion feature of $22.7 million, representing the intrinsic value between the conversion rate of $15.015 and the common stock closing price of $16.72 on April 30, 2010, the date the preferred shares were offered. Upon conversion, the beneficial conversion feature was recorded as a deemed dividend to the preferred stockholders reducing retained earnings, with a corresponding offset to surplus (paid in capital), and thus did not affect total stockholders’ equity or the book value of the common stock. However, the deemed dividend increased the net loss applicable to common stock and affected the calculation of basic and diluted EPS for the year ended December 31, 2010. Moreover, in computing diluted EPS, dilutive convertible securities that remained outstanding for the period prior to actual conversion were not included as average potential common shares because the effect would have been antidilutive. In computing both basic and diluted EPS, the common shares issued upon actual conversion were included in the weighted average calculation of common shares after the date of conversion.

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. As of December 31, 2011, the Group had purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share. After December 31, 2011, the Group purchased approximately 469,000 additional shares under this program for a total of $5.4 million as of March 9, 2012, at an average price of $11.61 per share. These subsequent purchases will reduce the 2012 share count.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the shares repurchased for each month in the year ended December 31, 2011:

Period	Total number of shares purchased as part of stock repurchase programs	Average price paid per share	Dollar amount of shares repurchased (excluding commissions paid)
	(In thousands, except shares and per share data)
January 2011	—	$—	$—
February 2011	356,354	12.11	4,317
March 2011	671,225	12.14	8,149

Quarter ended March 31, 2011	1,027,579	12.13	12,466

April 2011	104,392	12.48	1,303
May 2011	134,100	11.56	1,550
June 2011	1,140,232	12.10	13,802

Quarter ended June 30, 2011	1,378,724	12.08	16,655

July 2011	—	—	—
August 2011	—	—	—
September 2011	—	—	—

Quarter ended September 30, 2011	—	—	—

October 2011	934,313	10.25	9,579
November 2011	1,087,650	10.41	11,318
December 2011	760,835	11.21	8,530

Quarter ended December 31, 2011	2,782,798	10.57	29,427

Year Ended December 31, 2011	5,189,101	$11.28	$58,548

The number of shares that may yet be purchased under the new $70 million program is estimated at 3,350,368, and was calculated by dividing the remaining balance of $40.6 million by $12.11 (closing price of the Group’s common stock at December 31, 2011). The Group did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the year ended December 31, 2011.

The activity in connection with common shares held in treasury by the Group for the years ended December 31, 2011, 2010 and 2009 is set forth below:

	December 31,
	2011		2010		2009
	Shares	Dollar Amount	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of year	1,459,067	$16,732	1,504,309	$17,142	1,442,265	$17,109
Common shares used upon lapsing of restricted stock units	(59,916)	(656)	(30,000)	(380)	—	—
Common shares repurchased as part of the stock repurchase program	5,189,101	58,775	—	—	100,000	182
Common shares repurchased (used) to match defined contribution plan, net	(24,128)	(43)	(15,242)	(30)	(37,956)	(149)

End of year	6,564,124	$74,808	1,459,067	$16,732	1,504,309	$17,142

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of December 31, 2011 and 2010 consisted of:

	December 31,
	2011	2010
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$86,404	$39,095
Unrealized loss on cash flow hedges	(47,425)	—
Income tax effect	(1,848)	(2,108)

	$37,131	$36,987

16.    COMMITMENTS

Loan Commitments

At December 31, 2011 and 2010, there were $106.1 million and $104.3 million in loan commitments, respectively, which represents unused lines of credit and letters of credit provided to customers. These lines of credit had a reserve of $518 thousand and $662 thousand at December 31, 2011 and 2010, respectively. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon the extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $31.1 million and $42.6 million at December 31, 2011 and 2010, respectively.

At December 31, 2011, commitments to sell or securitize mortgage loans, expiring on or before December 31, 2012, amounted to approximately $66.1 million. At December 31, 2010, commitments to sell or securitize mortgage loans amounted to approximately $49.8 million.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2011, 2010 and 2009 amounted to $6.1 million, $7.6 million, and $5.6 million, respectively, and is included in the “occupancy and equipment” caption in the consolidated statements of operations. Future rental commitments under terms of leases in effect at December 31, 2011, exclusive of taxes, insurance, and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2012	$4,588
2013	4,572
2014	4,569
2015	4,323
2016	3,741
Thereafter	17,259

$39,052

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.    CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, the Group and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of the Group, including a bank, a registered broker-dealer, and an insurance agency, are subject to regulation by various U.S., Puerto Rico and other regulators.

The Group seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Group and its shareholders, and contests liability, allegations of wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Accounting and Disclosure Framework

ASC 450 governs the disclosure and recognition of loss contingencies, including potential losses from litigation and regulatory matters. ASC 450 defines a “loss contingency” as “an existing condition, situation, or set of circumstances involving uncertainty as to possible loss to an entity that will ultimately be resolved when one or more future events occur or fail to occur.” It imposes different requirements for the recognition and disclosure of loss contingencies based on the likelihood of occurrence of the contingent future event or events. It distinguishes among degrees of likelihood using the following three terms: “probable,” meaning that “the future event or events are likely to occur”; “remote,” meaning that “the chance of the future event or events occurring is slight”; and “reasonably possible,” meaning that “the chance of the future event or events occurring is more than remote but less than likely.” These three terms are used below as defined in ASC 450.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Securities purchased under agreements to resell

The fair value of securities purchased under agreements to resell is based on the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 3. The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P Index and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$2,912,600	$47,312	$2,959,912
Money market investments	3,863	—	—	3,863
Derivative assets	—	—	9,317	9,317
Derivative liabilities	—	(47,425)	(9,362)	(56,787)
Servicing assets	—	—	10,454	10,454

	$3,863	$2,865,175	$57,721	$2,926,759

	December 31, 2010
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Investment securities available-for-sale	$—	$3,658,371	$41,693	$3,700,064
Money market investments	111,728	—	—	111,728
Derivative assets	—	18,445	9,870	28,315
Derivative liabilities	—	(64)	(12,830)	(12,894)
Servicing assets	—	—	9,695	9,695

	$111,728	$3,676,752	$48,428	$3,836,908

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010:

	Total Fair Value Measurements December 31, 2011
	Investment securities available-for-sale			Derivative asset (S&P Purchased Options)	Derivative liability (S&P Embedded Options)	Servicing assets
Level 3 Instruments Only	CDOs	CLOs	Obligations of Puerto Rico Government and political subdivisions
	(In thousands)
Balance at beginning of year	$16,143	$25,550	$—	$9,870	$(12,830)	$9,695
Gains (losses) included in earnings	(15,018)	—	—	(977)	1,935	—
Changes in fair value of investment securities available for sale included in other comprehensive income	9,405	1,011	23	—	—	—
New instruments acquired	—	—	10,005	424	(405)	2,458
Principal repayments	—	—	—	—	—	(976)
Amortization	—	197	(4)	—	1,938	—
Changes in fair value of servicing assets	—	—	—	—	—	(723)

Balance at end of year	$10,530	$26,758	$10,024	$9,317	$(9,362)	$10,454

	Total Fair Value Measurements December 31, 2010
	Investment securities available-for-sale			Derivative asset (S&P Purchased Options)	Derivative liability (S&P Embedded Options)	Servicing assets
Level 3 Instruments Only	CDOs	CLOs	Non-Agency CMOs
	(In thousands)
Balance at beginning of year	$15,148	$23,235	$71,723	$6,464	$(9,543)	$7,120
Gains (losses) included in earnings	—	—	(39,942)	2,587	1,869	—
Changes in fair value of investment securities available for sale included in other comprehensive income	995	2,314	41,398	—	—	—
New instruments acquired	—	—	—	1,147	(5,959)	4,123
Principal repayments	—	1	(73,179)	(328)	803	(869)
Changes in fair value of servicing assets	—	—	—	—	—	(679)

Balance at end of year	$16,143	$25,550	$—	$9,870	$(12,830)	$9,695

There were no transfers into and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2011 and 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below presents a detail of investment securities available-for-sale classified as level 3 at December 31, 2011:

	December 31, 2011
Type	Amortized Cost	Unrealized Gains (Losses)	Fair Value	Weighted Average Yield	Principal Protection
	(In thousands)
Obligations of Puerto Rico Government and political subdivisions	$10,001	$23	$10,024	3.50%	N/A

Structured credit investments
CDO	$10,530	$—	$10,530	5.80%	5.74%
CLO	15,000	(4,581)	10,419	2.61%	7.54%
CLO	11,979	(2,942)	9,037	1.97%	26.18%
CLO	9,395	(2,093)	7,302	1.40%	20.64%

	$46,904	$(9,616)	$37,288	2.92%

Total	$56,905	$(9,593)	$47,312	3.02%

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

The following table presents financial and non-financial assets that were subject to a fair value measurement on a nonrecurring basis at December 31, 2011 and 2010, and which were still included in the consolidated statements of financial condition as of such dates. The amounts disclosed represent the aggregate of the fair value measurements of those assets as of the end of the reporting periods.

	Carrying value at
	December 31, 2011	December 31, 2010
	Level 3	Level 3
	(In thousands)
Impaired commercial loans	$46,364	$25,898
Foreclosed real estate	27,679	26,840

	$74,043	$52,738

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

Impaired commercial loans, which are measured using the fair value of the collateral for collateral dependent loans, had a carrying amount of $46.4 million and $25.9 million at December 31, 2011 and 2010, respectively, with a valuation allowance of $3.5 million and $823 thousand. Impaired commercial loans increased principally as a result of an increase of $10.9 million in commercial loans classified as troubled debt restructurings and $5.4 million in current loans adversely classified by management during its impairment analysis.

The assets acquired and liabilities assumed in the FDIC-assisted acquisition on April 30, 2010 were presented at their fair value, as discussed in Note 2.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The estimated fair value and carrying value of the Group’s financial instruments at December 31, 2011 and 2010 is as follows:

	December 31,
	2011		2010
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Financial Assets:
Cash and cash equivalents	$605,477	$605,477	$448,936	$448,936
Trading securities	180	180	1,330	1,330
Investment securities available-for-sale	2,959,912	2,959,912	3,700,064	3,700,064
Investment securities held-to-maturity	904,556	884,026	675,721	689,917
Federal Home Loan Bank (FHLB) stock	23,779	23,779	22,496	22,496
Total loans (including loans held-for-sale)
Non-covered loans, net	1,211,539	1,173,677	1,150,945	1,151,868
Covered loans, net	584,110	496,276	600,421	620,711
Derivative assets	9,317	9,317	28,315	28,315
FDIC shared-loss indemnification asset	312,957	392,367	430,383	473,629
Accrued interest receivable	20,182	20,182	28,716	28,716
Servicing assets	10,454	10,454	9,695	9,695
Financial Liabilities:
Deposits	2,527,432	2,395,267	2,585,922	2,588,888
Securities sold under agreements to repurchase	3,092,122	3,056,238	3,701,669	3,456,781
Advances from FHLB	285,663	281,753	303,868	281,753
FDIC-guaranteed term notes	105,752	105,834	106,428	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	39,920	39,920	42,460	42,460
Derivative liabilities	47,425	47,425	64	64
Accrued expenses and other liabilities	35,476	35,476	43,858	43,858

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2011 and 2010:

•

Cash and cash equivalents, money market investments, time deposits with other banks, securities purchased under agreements to resell, securities sold but not yet delivered, accrued interest receivable and payable, securities and loans purchased but not yet received, federal funds purchased, accrued expenses and other

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

•

The FDIC shared-loss indemnification asset is measured separately from each of the covered asset categories as it is not contractually embedded in any of the covered asset categories. The fair value of the FDIC shared-loss indemnification asset represents the present value of the estimated cash payments (net of amount owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the shared-loss percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

•

The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P Index, and uses equity indexed option agreements with major broker-dealer companies to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

•

For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital notes have a par value of $36.1 million, and bear interest based on 3-month LIBOR plus 295 basis points (3.30% at December 31, 2011; 3.25% at December 31, 2010), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

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

19.    SEGMENT REPORTING

The Group segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on preestablished goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Non-interest expenses allocations among segments were reviewed during the fourth quarter of 2010 to reallocate expenses from the Banking to the Wealth Management and Treasury segments for a suitable presentation. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenues, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions so warrant.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the years ended December 31, 2011, 2010, and 2009:

	December 31, 2011
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$135,998	$29	$161,001	$297,028	$—	$297,028
Interest expense	(33,334)	—	(123,252)	(156,586)	—	(156,586)

Net interest income	102,664	29	37,749	140,442	—	140,442
Provision for non-covered loan and lease losses	(15,200)	—	—	(15,200)	—	(15,200)
Recapture of covered loan and lease losses	1,387	—	—	1,387	—	1,387
Non-interest income (loss)	15,210	20,888	(5,109)	30,989	—	30,989
Non-interest expenses	(93,625)	(18,113)	(10,564)	(122,302)	—	(122,302)
Intersegment revenues	1,431	—	—	1,431	(1,431)	—
Intersegment expenses	—	(937)	(494)	(1,431)	1,431	—

Income before income taxes	$11,867	$1,867	$21,582	$35,316	$—	$35,316

Total assets	$3,379,937	$14,557	$3,995,279	$7,389,773	$(696,107)	$6,693,666

	December 31, 2010
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$115,468	$15	$188,318	$303,801	$—	$303,801
Interest expense	(39,169)	—	(129,500)	(168,669)	—	(168,669)

Net interest income	76,299	15	58,818	135,132	—	135,132
Provision for non-covered loan and lease losses	(15,914)	—	—	(15,914)	—	(15,914)
Provision for covered loan and lease losses	(6,282)	—	—	(6,282)	—	(6,282)
Non-interest income (loss)	26,150	17,883	(38,835)	5,198	—	5,198
Non-interest expenses	(85,603)	(15,569)	(11,426)	(112,598)	—	(112,598)
Intersegment revenues	1,622	763	—	2,385	(2,385)	—
Intersegment expenses	—	(2,156)	(229)	(2,385)	2,385	—

Income (loss) before income taxes	$(3,728)	$936	$8,328	$5,536	$—	$5,536

Total assets	$3,367,628	$15,484	$4,670,547	$8,053,659	$(742,653)	$7,311,006

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2009
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$73,155	$47	$246,278	$319,480	$—	$319,480
Interest expense	(35,099)	—	(153,623)	(188,722)	—	(188,722)

Net interest income	38,056	47	92,655	130,758	—	130,758
Provision for non-covered loan losses	(15,650)	—	—	(15,650)	—	(15,650)
Non-interest income (loss)	15,190	14,496	(31,499)	(1,813)	—	(1,813)
Non-interest expenses	(57,204)	(14,783)	(11,391)	(83,378)	—	(83,378)
Intersegment revenues	1,297	—	—	1,297	(1,297)	—
Intersegment expenses	—	(1,172)	(125)	(1,297)	1,297	—

Income (loss) before income taxes	$(18,311)	$(1,412)	$49,640	$29,917	$—	$29,917

Total assets	$1,655,515	$9,879	$5,223,969	$6,889,363	$(338,530)	$6,550,833

20.    ORIENTAL FINANCIAL GROUP INC. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations of the Federal Reserve Board, the Group must obtain approval from the Federal Reserve Board for any dividend if the total of all dividends declared by it in any calendar year would exceed the total of its consolidated net profits for the year, as defined by the Federal Reserve Board, combined with its retained net profits for the two preceding years. The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. For the year ended December 31, 2011, the Bank and Oriental Insurance paid $85 million and $2 million in dividends to the Group, respectively. No dividends were paid during the years ended December 31, 2010 and 2009.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following condensed financial information presents the financial position of the holding company only as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011, 2010 and 2009:

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2011	2010
	(In thousands)
ASSETS
Cash and cash equivalents	$20,406	$16,402
Investment securities held-to-maturity, at amortized cost	18,876	8,175
Investment securities available-for-sale, at fair value	—	106,611
Other investment securities	73	150
Investment in bank subsidiary, equity method	683,064	727,878
Investment in nonbank subsidiaries, equity method	10,668	10,489
Due from bank subsidiary, net	192	319
Deferred tax asset, net	—	1,830
Other assets	2,217	1,939

Total assets	$735,496	$873,793

LIABILITIES AND STOCKHOLDERS’ EQUITY
Securities sold under agreements to repurchase	$—	$100,236
Subordinated capital notes	36,083	36,083
Dividend payable	2,476	2,320
Accrued expenses and other liabilities	1,382	2,823

Total liabilities	39,941	141,462
Stockholders’ equity	695,555	732,331

Total liabilities and stockholders’ equity	$735,496	$873,793

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Income (loss):
Interest income	$3,584	$3,563	$10,501
Loss on early extinguishment of repurchase agreements	(4,790)	—	(17,551)
Gain on sale of securities	4,005	—	6,620
Investment and trading activities, net and other	5,372	4,083	18,023

Total income	8,171	7,646	17,593

Expenses:
Interest expense	4,050	5,770	10,810
Operating expenses	7,766	5,884	4,817

Total expenses	11,816	11,654	15,627

Income (loss) before income taxes	(3,645)	(4,008)	1,966
Income tax (expense) benefit	(2,107)	1,652	(1,400)

Income (loss) before changes in undistributed earnings (losses) of subsidiaries	(5,752)	(2,356)	566
Equity in undistributed earnings (losses) from:
Bank subsidiary	38,474	10,518	22,626
Nonbank subsidiaries	1,728	1,672	(247)

Net income	$34,450	$9,834	$22,945

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$34,450	$9,834	$22,945

Other comprehensive income:
Unrealized gain (loss) on securities available-for-sale arising during the year	(1,844)	2,779	4,521
Realized gain on securities available-for-sale included in net income	(4,005)	—	(6,620)
Other comprehensive income from bank subsidiary	5,716	117,364	55,929
Income tax effect	277	(417)	(23)

Total other comprehensive income for the year	144	119,726	53,807

Total comprehensive income	$34,594	$129,560	$76,752

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$34,450	$9,834	$22,945

Adjustments to reconcile net income to net cash provided (used in) by operating activities:
Equity in undistributed earnings from banking subsidiary	(38,474)	(10,518)	(22,626)
Equity in undistributed (earnings) losses from nonbanking subsidiaries	(1,728)	(1,672)	247
Amortization of investment securities premiums, net of accretion discounts	115	1,526	79
Loss on early extinguishment of repurchase agreements	4,790	—	17,551
Realized gain on sale of securities	(4,005)	—	(6,620)
Other impairments on securities	77	—	—
Stock-based compensation	1,310	1,194	742
Deferred income tax, net	2,107	(1,652)	(190)
(Increase) decrease in other assets	(275)	(161)	2,294
Increase (decrease) in accrued expenses, other liabilities, and dividend payable	(1,244)	3,607	(2,746)

Net cash provided by (used in) operating activities	(2,877)	2,158	11,676

Cash flow from investing activities:
Purchase of investment securities available-for-sale	(19,429)	(264,696)	(1,562,012)
Purchase of investment securities held-to-maturity	(12,702)	(8,188)	—
Redemptions and maturities of investment securities available-for-sale	31,493	152,408	337,600
Redemptions of investment securities held-to-maturity	1,920	12	—
Proceeds from sale of investment securities available-for-sale	96,221	119,497	1,463,149
Net (increase) decrease in due from bank subsidiary, net	127	(225)	(49)
Capital contribution to banking subsidiary	—	(292,000)	(15,000)

Net cash provided by (used in) investing activities	97,630	(293,192)	223,688

Cash flow from financing activities:
Net decrease in securities sold under agreements to repurchase	(105,026)	—	(217,551)
Proceeds from exercise of stock options, net	8	72	—
Proceeds from issuance of common stock, net	—	94,386	—
Proceeds from issuance of preferred stock, net	—	189,075	—
Purchase of treasury stock	(58,775)	—	(182)
Dividends from subsidiaries	87,000	—	—
Capital contribution	—	—	78
Dividends paid	(13,956)	(12,153)	(8,690)

Net cash provided by (used in) financing activities	(90,749)	271,380	(226,345)

Net change in cash and cash equivalents	4,004	(19,654)	9,019
Cash and cash equivalents at beginning of year	16,402	36,056	27,037

Cash and cash equivalents at end of year	$20,406	$16,402	$36,056

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.    SUBSEQUENT EVENTS

In early January 2012, the Group made the strategic decision to sell a $26.0 million collateralized debt obligation at a loss of $15.0 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2011, and no additional gain or loss was realized on the sale in January 2012 since this asset was sold at the same value reflected at December 31, 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2011, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Group’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Group to disclose material information otherwise required to be set forth in the Group’s periodic reports.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the last quarter of the year ended December 31, 2011, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Julio Micheo resigned as Senior Executive Vice President and Chief Investment Strategist of the Group effective October 17, 2011.

PART III

Except as set forth below, Items 10 through 14 will be provided by incorporating herein the information required under such items by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Group’s Amended and Restated 2007 Omnibus Performance Incentive Plan (the “Omnibus Plan”) provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010. It replaced and superseded the Group’s 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions. The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2011:

	(a)		(b)		(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, warrants and rights		Weighted-Average Exercise Price of Outstanding Options, warrants and rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding those reflected in column (a))
Equity compensation plans approved by shareholders:
Omnibus Plan	574,040	(1)	$12.12	(2)	275,968
Other non-active stock option plans	417,813		$17.58	(2)	—

	991,853		$15.02		275,968

(1)	Includes 368,891 stock options and 205,149 restricted stock units.

(2)	Exercise price related to stock options.

Other information required by this Item is incorporated herein by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART  IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

Financial Statements:
Reports of Independent Registered Public Accounting Firm
Management’s Report on Internal Control Over Financial Reporting
Attestation Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2011, 2010, and 2009
Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009
Notes to the Consolidated Financial Statements

Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.

Exhibits

Exhibit No.:	Description Of Document:

2.1	Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of Eurobank, San Juan, Puerto Rico, the Federal Deposit Insurance Corporation, and Oriental Bank and Trust.(1)

3.1	Certificate of Incorporation, as amended.(2)

3.2	By-Laws.(3)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(4)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(5)

4.3	Certificate of Designation of the Mandatory Convertible Noncumulative Non-Voting Perpetual Preferred Stock, Series C.(6)

4.4	Registration Rights Agreement, dated April 23, 2010, between the Group and each of the purchasers of the Series C Preferred Stock.(7)

10.1	Securities Purchase Agreement, dated April 23, 2010, between the Group and each of the purchasers of the Series C Preferred Stock.(8)

10.2	Omnibus Asset Servicing Agreement, dated as of June 9, 2010, between Oriental Bank and Trust and Bayview Loan Servicing, LLC.(9)

10.3	Lease Agreement between Oriental Financial Group Inc. and Professional Office Park V, Inc.(10)

10.4	First Amendment to Lease Agreement Dated May 18, 2004, between Oriental Financial Group Inc. and Professional Office Park V, Inc.(11)

10.5	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José R. Fernández(12)

10.6	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(13)

10.7	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(14)

10.8	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(15)

10.9	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José R. González(16)

10.10	Technology Outsourcing Agreement between Oriental Financial Group Inc. and Metavante Corporation(17)

10.11	Amended and Restated 2007 Omnibus Performance Incentive Plan(18)

10.12	Form of qualified stock option award and agreement(19)

Exhibit No.:	Description Of Document:

10.13	Form of restricted stock award and agreement(20)

10.14	Form of restricted unit award and agreement(21)

10.15	Agreement between Oriental Financial Group Inc. and José J. Gil de Lamadrid(22)

10.16	Employment Agreement between Oriental Financial Group Inc. and José R. Fernández(23)

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following materials from the Group’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

(1)	Incorporated herein by reference to Exhibit 2.1 of the Group’s current report on Form 8-K filed with the SEC on May 6, 2010.

(2)	Incorporated herein by reference to Exhibit 3.1 of the Group’s quarterly report on form 10-Q filed with the SEC on August 10, 2010.

(3)	Incorporated herein by reference to Exhibit 3(ii) of the Group’s current report on Form 8-K filed with the SEC on June 23, 2008.

(4)	Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(5)	Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(6)	Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on May 3, 2010.

(7)	Incorporated herein by reference to Exhibit 4.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on August 10, 2010.

(8)	Incorporated herein by reference to Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on November 4, 2010.

(9)	Incorporated herein by reference to Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on June 14, 2010.

(10)	Incorporated herein by reference to Exhibit 10.5 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(11)	Incorporated herein by reference to Exhibit 10.6 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(12)	Incorporated herein by reference to Exhibit 10.12 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(13)	Incorporated herein by reference to Exhibit 10.13 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(14)	Incorporated herein by reference to Exhibit 10.14 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(15)	Incorporated herein by reference to Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(16)	Incorporated herein by reference to Exhibit 10.17 of the Group’s annual report on Form 10-K filed with the SEC on March 10, 2011.

(17)	Incorporated herein by reference to Exhibit 10.23 of the Group’s annual report on Form 10-K filed with the SEC on March 28, 2007.

(18)	Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form S-8 filed with the SEC on October 21, 2010 (No. 333-170064).

(19)	Incorporated herein by reference to Exhibit 10.1 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(20)	Incorporated herein by reference to Exhibit 10.2 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(21)	Incorporated herein by reference to Exhibit 10.27 of the Group’s annual report on Form 10-K filed with the SEC on March 16, 2009.

(22)	Incorporated herein by reference to Exhibit 10.28 of the Group’s quarterly report on Form 10-Q filed with the SEC on November 6, 2009.
(23)	Incorporated herein by reference to Exhibit 10.16 of the Group’s annual report on Form 10-K filed with the SEC on March 1, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José Rafael Fernández	Dated: March 9, 2012
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Dated: March 9, 2012
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ César A. Ortiz	Dated: March 9, 2012
César A. Ortiz
Senior Vice President and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the date indicated.

By:	/s/ José J. Gil de Lamadrid	Dated: March 9, 2012
José J. Gil de Lamadrid
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 9, 2012
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 9, 2012
Juan Carlos Aguayo
Director

By:	/s/ Pablo I. Altieri	Dated: March 9, 2012
Dr. Pablo I. Altieri
Director

By:	/s/ Francisco Arriví	Dated: March 9, 2012
Francisco Arriví
Director

By:	/s/ Julian Inclán	Dated: March 9, 2012
Julian Inclán
Director

By:	/s/ Rafael Machargo	Dated: March 9, 2012
Rafael Machargo
Director

By:	/s/ Pedro Morazzani	Dated: March 9, 2012
Pedro Morazzani
Director

By:	/s/ Josen Rossi	Dated: March 9, 2012
Josen Rossi
Director