Form 10-Q
period 2012-03-31
ORIENTAL FINANCIAL GROUP INC
filed 2012-05-04
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico, IRS Employer Identification No. 66-0538893

Principal Executive Offices:

997 San Roberto Street

Oriental Center 10th Floor

Professional Offices Park

San Juan, Puerto Rico 00926

Telephone Number: (787) 771-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

40,691,983 common shares ($1.00 par value per share) outstanding as of April 30, 2012

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

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$450,033	$601,614
Money market investments	3,964	3,863

Total cash and cash equivalents	453,997	605,477

Securities purchased under agreements to resell	170,000	—

Investments:
Trading securities, at fair value, with amortized cost of $365 (December 31, 2011 - $176)	364	180
Investment securities available-for-sale, at fair value, with amortized cost of $2,591,603 (December 31, 2011 - $2,873,682)	2,672,416	2,959,912
Investment securities held-to-maturity, at amortized cost, with fair value of $969,400 (December 31, 2011 - $904,556)	948,490	884,026
Federal Home Loan Bank (FHLB) stock, at cost	23,779	23,779
Other investments	69	73

Total investments	3,645,118	3,867,970

Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	33,439	26,939
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $37,361 (December 31, 2011 - $37,010)	1,161,293	1,146,738
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $56,437 (December 31, 2011 - $37,256)	461,759	496,276

Total loans, net	1,656,491	1,669,953

FDIC shared-loss indemnification asset	378,444	392,367
Foreclosed real estate covered under shared-loss agreements with the FDIC	12,181	13,867
Foreclosed real estate not covered under shared-loss agreements with the FDIC	16,356	13,812
Accrued interest receivable	18,750	20,182
Deferred tax asset, net	33,123	32,023
Premises and equipment, net	20,722	21,520
Derivative assets	12,515	9,317
Other assets	43,658	47,178

Total assets	$6,461,355	$6,693,666

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,001,951	$1,000,857
Savings accounts	238,917	230,673
Certificates of deposit	1,033,699	1,163,737

Total deposits	2,274,567	2,395,267

Borrowings:
Short-term borrowings	43,564	39,920
Securities sold under agreements to repurchase	3,056,165	3,056,238
Advances from FHLB	281,713	281,753
FDIC-guaranteed term notes	—	105,834
Subordinated capital notes	36,083	36,083

Total borrowings	3,417,525	3,519,828

Derivative liabilities	49,426	47,425
Accrued expenses and other liabilities	30,547	35,591

Total liabilities	5,772,065	5,998,111

Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value.	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,841,251 shares issued; 40,689,650 shares outstanding (December 31, 2011 - 47,808,657; 41,244,533)	47,841	47,809
Additional paid-in capital	499,786	499,096
Legal surplus	51,246	50,178
Retained earnings	74,091	68,149
Treasury stock, at cost, 7,151,601 shares (December 31, 2011 - 6,564,124 shares)	(81,772)	(74,808)
Accumulated other comprehensive income, net of tax of $1,464 (December 31, 2011 - $1,848)	30,098	37,131

Total stockholders’ equity	689,290	695,555

Total liabilities and stockholders’ equity	$6,461,355	$6,693,666

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	Quarters Ended March 31,
	2012	2011
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$18,123	$17,965
Loans covered under shared-loss agreements with the FDIC	21,541	14,226

Total interest income from loans	39,664	32,191
Mortgage-backed securities	28,326	43,738
Investment securities and other	1,929	2,105

Total interest income	69,919	78,034

Interest expense:
Deposits	9,153	12,226
Securities sold under agreements to repurchase	17,570	24,159
Advances from FHLB and other borrowings	3,097	3,049
FDIC-guaranteed term notes	909	1,021
Subordinated capital notes	328	302

Total interest expense	31,057	40,757

Net interest income	38,862	37,277
Provision for non-covered loan and lease losses	3,000	3,800
Provision for covered loan and lease losses, net	7,157	549

Total provision for loan and lease losses	10,157	4,349

Net interest income after provision for loan and lease losses	28,705	32,928

Non-interest income:
Wealth management revenues	5,889	4,682
Banking service revenues	3,286	3,724
Mortgage banking activities	2,502	1,823

Total banking and wealth management revenues	11,677	10,229

Net (amortization) accretion of FDIC shared-loss indemnification asset	(4,827)	1,211
Net gain (loss) on:
Sale of securities	7,360	(2)
Derivatives	(1)	(3,956)
Trading securities	(8)	(31)
Foreclosed real estate	(398)	(132)
Other	(833)	86

Total non-interest income, net	12,970	7,405

Non-interest expense:
Compensation and employee benefits	10,365	11,688
Professional and service fees	5,298	5,448
Occupancy and equipment	4,186	4,405
Insurance	1,820	1,985
Electronic banking charges	1,558	1,454
Taxes, other than payroll and income taxes	1,174	1,380
Loan servicing and clearing expenses	967	1,021
Foreclosure, repossession and other real estate expenses	954	723
Advertising, business promotion, and strategic initiatives	848	1,192
Communication	412	397
Director and investor relations	309	287
Printing, postage, stationary and supplies	308	282
Other	886	518

Total non-interest expense	29,085	30,780

Income before income taxes	12,590	9,553
Income tax expense	1,937	6,472

Net income	10,653	3,081
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders	$9,452	$1,880

Income per common share:
Basic	$0.23	$0.04

Diluted	$0.23	$0.04

Average common shares outstanding and equivalents	41,162	46,179

Cash dividends per share of common stock	$0.06	$0.05

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Net income	$10,653	$3,081

Other comprehensive loss before tax:
Unrealized gain (loss) on securities available-for-sale	1,944	(13,738)
Realized (gain) loss on investment securities included in net income	(7,360)	2
Unrealized gain (loss) on cash flow hedges	(2,001)	7,123

Other comprehensive loss before taxes	(7,417)	(6,613)
Income tax effect	384	(55)

Other comprehensive loss after taxes	(7,033)	(6,668)

Comprehensive income (loss)	$3,620	$(3,587)

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000

Common stock:
Balance at beginning of period	47,809	47,808
Exercised stock options	32	—

Balance at end of period	47,841	47,808

Additional paid-in capital:
Balance at beginning of period	499,096	498,435
Stock-based compensation expense	366	368
Exercised stock options	359	—
Lapsed restricted stock units	(35)	(500)

Balance at end of period	499,786	498,303

Legal surplus:
Balance at beginning of period	50,178	46,331
Transfer from retained earnings	1,068	386

Balance at end of period	51,246	46,717

Retained earnings:
Balance at beginning of period	68,149	51,502
Net income	10,653	3,081
Cash dividends declared on common stock	(2,442)	(2,269)
Cash dividends declared on preferred stock	(1,201)	(1,201)
Transfer to legal surplus	(1,068)	(386)

Balance at end of period	74,091	50,727

Treasury stock:
Balance at beginning of period	(74,808)	(16,732)
Stock purchased	(7,022)	(12,530)
Lapsed restricted stock units	35	500
Stock used to match defined contribution plan	23	16

Balance at end of period	(81,772)	(28,746)

Accumulated other comprehensive income, net of tax:
Balance at beginning of period	37,131	36,987
Other comprehensive loss, net of tax	(7,033)	(6,668)

Balance at end of period	30,098	30,319

Total stockholders’ equity	$689,290	$713,128

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$10,653	$3,081

Adjustments to reconcile net income to net cash used in operating activities:
Amortization of deferred loan origination fees, net of costs	142	10
Amortization of investment securities premiums, net of accretion of discounts	11,841	7,638
Amortization of core deposit intangible	36	36
Net amortization (accretion) of FDIC shared-loss indemnification asset	4,827	(1,211)
Other impairments on securities	4	—
Depreciation and amortization of premises and equipment	1,210	1,468
Deferred income taxes, net	(1,274)	(109)
Provision for covered and non-covered loan and lease losses, net	10,157	4,349
Stock-based compensation	366	368
Fair value adjustment of servicing asset	(271)	(440)
(Gain) loss on:
Sale of securities	(7,360)	2
Sale of mortgage loans held for sale	(1,330)	(799)
Derivatives	1	3,956
Foreclosed real estate	398	132
Sale of other repossessed properties	(2)	—
Sale of premises and equipment	(82)	8
Originations and purchases of loans held-for-sale	(43,144)	(52,807)
Proceeds from sale of loans held-for-sale	22,906	17,970
Net (increase) decrease in:
Trading securities	(184)	(114)
Accrued interest receivable	1,432	112
Other assets	3,858	2,374
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(627)	(300)
Accrued expenses and other liabilities	(7,409)	(17,143)

Net cash provided by (used in) operating activities	6,148	(31,419)

Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(77,910)	(222,947)
Investment securities held-to-maturity	(119,025)	(209,112)
Equity options	—	(525)
Maturities and redemptions of:
Investment securities available-for-sale	164,804	303,270
Investment securities held-to-maturity	51,681	22,042
Proceeds from sales of:
Investment securities available-for-sale	210,204	44,528
Foreclosed real estate	1,792	2,397
Other repossessed assets	994	589
Premises and equipment	101	(26)
Origination and purchase of loans, excluding loans held-for-sale	(67,024)	(25,155)
Principal repayment of loans, including covered loans	58,969	54,868
Reimbursements from the FDIC on shared-loss agreements	24,068	39,839
Additions to premises and equipment	(431)	(861)
Net change in securities purchased under agreements to resell	(170,000)	—

Net cash provided by investing activities	78,223	8,907

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(124,230)	(89,422)
Short term borrowings	3,644	(10,135)
FDIC-guaranteed term notes	(105,000)	—
Exercise of stock options	391	—
Purchase of treasury stock	(7,022)	(12,530)
Termination of derivative instruments	9	6,534
Dividends paid on preferred stock	(1,201)	(1,201)
Dividends paid on common stock	(2,442)	(2,269)

Net cash used in financing activities	(235,851)	(109,023)

Net change in cash and cash equivalents	(151,480)	(131,535)
Cash and cash equivalents at beginning of period	605,477	448,946

Cash and cash equivalents at end of period	$453,997	$317,411

Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$31,683	$41,057

Mortgage loans securitized into mortgage-backed securities	$16,619	$32,599

Transfer from loans to foreclosed real estate	$4,143	$4,693

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the quarters ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Group’s 2011 annual report on Form 10-K.

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

The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico. The Group is subject to supervision and regulation by the Federal Reserve Board under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank operates through 30 financial centers located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank offers banking services such as commercial and consumer lending, leasing, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, is an international banking entity (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Oriental Financial Services is a securities broker-dealer and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (the “FINRA”), the SEC, and the OCFI. Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Group classified certain agency-issued mortgage-backed securities as held-to-maturity. The Group has both the intent and ability to hold such securities until their maturities. Furthermore, the Group believes it will be able to recover substantially all of its recorded investment mainly because these are agency-issued mortgage-backed securities, and also because the securities cannot be contractually prepaid or otherwise settled before their stated maturity by the issuing agency, except for the principal prepayments that may occur throughout their terms based on the payment behavior of the collateral loans. The Group’s securities classified as held-to-maturity were classified as such in response to management’s asset-liability management strategy. The Group believes that it can accomplish its asset-liability management goals and still maximize net interest income without having all its securities classified as available-for-sale. This designation is consistent with held-to-maturity classification requirements, specifically those stated in section 25-18 of ASC 320-10-25.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As part of this hedging strategy, started in the first quarter of 2011, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, the environmental risk factors described above and by delinquency buckets.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan and lease losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on these loans compared to those expected cash flows previously forecasted, are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

FDIC Shared-Loss Indemnification Asset

The FDIC shared-loss indemnification asset is accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Group sell a loan prior to foreclosure or maturity. The shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also includes incurred expenses under the shared-loss agreements. This asset is presented net of any clawback liability due to the FDIC under the Purchase and Assumption Agreement. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, and claims submitted to the FDIC. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

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

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangible for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the periods ended March 31, 2012 and 2011. If an impairment loss is determined to exist in the future, the loss would be reflected in the consolidated statement of operations for the period in which such impairment is identified.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Subsequent Events

The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this quarterly report on Form 10-Q for the quarter ended March 31, 2012, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the unaudited consolidated financial statements.

Reclassifications

When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Developments

Comprehensive Income — FASB Accounting Standards Update (“ASU”) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (Topic 220) was issued in December 2011. This update defers the effective date for the presentation of reclassification adjustments. The amendments are being made to allow the Board time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2011. The Group adopted this guidance for the deferment of the presentation of reclassifications of items out of accumulated comprehensive income.

Fair Value Measurement — FASB Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (Topic 820) was issued in May 2011. This update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Among the changes, additional information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs will be required. Also, entities now will be required to categorize by level of the fair value hierarchy items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011, are to be applied prospectively. The Group adopted this guidance for fair value measurements.

Repurchase Agreements — FASB Accounting Standards Update (“ASU”) 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (Topic 860) was issued in April 2011. This update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The Group adopted this guidance for the repurchase agreements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $13.9 million and $13.3 million, net of discount, as of March 31, 2012 and December 31, 2011, respectively. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Group for the quarters ended March 31, 2012 and 2011 include the operating results produced by the acquired assets and assumed liabilities.

The FDIC shared-loss indemnification asset activity for the quarters ended March 31, 2012 and 2011 is as follows:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of period	$392,367	$471,872
Shared-loss agreements reimbursements from the FDIC	(24,068)	(39,839)
Recoveries on expected credit impairment losses to be covered under shared-loss agreements, net	12,024	3,645
Accretion (amortization) of FDIC shared-loss indemnification asset, net	(4,827)	1,211
Incurred expenses to be reimbursed under shared-loss agreements	2,948	2,021

Balance at end of period	$378,444	$438,910

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 — INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2012 and December 31, 2011, money market instruments included as part of cash and cash equivalents amounted to $4.0 million and $3.9 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At March 31, 2012, securities purchased under agreements to resell amounted to $170.0 million. At December 31, 2011, there were no securities purchased under agreements to resell.

The amounts advanced under those agreements are reflected as assets in the unaudited consolidated statements of financial condition. It is the Group’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Group’s rights to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Group on these transactions as of March 31, 2012 was approximately $175.9 million.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$2,316,792	$85,672	$—	$2,402,464	3.59%
GNMA certificates	23,984	1,812	—	25,796	4.99%
CMOs issued by US Government sponsored agencies	117,238	833	269	117,802	1.88%

Total mortgage-backed securities	2,458,014	88,317	269	2,546,062	3.52%

Investment securities
Obligations of US Government sponsored agencies	32,096	—	65	32,031	1.91%
Obligations of Puerto Rico Government and political subdivisions	59,533	354	1,000	58,887	5.11%
Structured credit investments	36,391	—	6,748	29,643	2.18%
Other debt securities	5,569	224	—	5,793	3.27%

Total investment securities	133,589	578	7,813	126,354	3.47%

Total securities available-for-sale	2,591,603	88,895	8,082	2,672,416	3.52%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	829,465	20,770	—	850,235	3.30%
CMOs issued by US Government sponsored agencies	119,025	210	70	119,165	1.98%

Total securities held-to-maturity	948,490	20,980	70	969,400	3.13%

Total	$3,540,093	$109,875	$8,152	$3,641,816	3.41%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Weighted Average Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$2,583,881	$92,899	$—	$2,676,780	3.61%
GNMA certificates	26,186	2,151	—	28,337	5.94%
CMOs issued by US Government sponsored agencies	128,505	1,739	199	130,045	2.33%

Total mortgage-backed securities	2,738,572	96,789	199	2,835,162	3.57%

Investment securities
Obligations of Puerto Rico Government and political subdivisions	82,437	249	1,204	81,482	5.14%
Structured credit investments	46,904	—	9,616	37,288	2.92%
Obligations of US Government sponsored agencies	5,769	211	—	5,980	3.28%

Total investment securities	135,110	460	10,820	124,750	4.29%

Total securities available-for-sale	2,873,682	97,249	11,019	2,959,912	3.60%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	884,026	20,530	—	904,556	3.34%

Total	$3,757,708	$117,779	$11,019	$3,864,468	3.54%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Group’s investment securities at March 31, 2012, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2012
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$53,609	$54,534	$—	$—

Total due after 5 to 10 years	53,609	54,534	—	—

Due after 10 years
FNMA and FHLMC certificates	2,263,183	2,347,930	829,465	850,235
GNMA certificates	23,984	25,796	—	—
CMOs issued by US Government sponsored agencies	117,238	117,802	119,025	119,165

Total due after 10 years	2,404,405	2,491,528	948,490	969,400

Total mortgage-backed securities	2,458,014	2,546,062	948,490	969,400

Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	10,000	9,882	—	—

Total due from 1 to 5 years	10,000	9,882	—	—

Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	23,754	23,058	—	—
Structured credit investments	36,391	29,643
Obligations of US Government and sponsored agencies	32,096	32,031	—	—

Total due after 5 to 10 years	92,241	84,732	—	—

Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	25,779	25,947	—	—
Other debt securities	5,569	5,793	—	—

Total due after 10 years	31,348	31,740	—	—

Total investment securities	133,589	126,354	—	—

Total	$2,591,603	$2,672,416	$948,490	$969,400

Keeping with the Group’s investment strategy, during the quarters ended March 31, 2012 and 2011, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin.

The Group, as part of its asset/liability management, may purchase US government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. There were no such sales during the quarter ended March 31, 2012, as compared to the quarter ended March 31, 2011, during which the Group sold approximately $10.6 million of discount notes with minimal aggregate gross gains which amounted to less than $1 thousand.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group recorded a gain on sale of securities of $7.4 million during the quarter ended March 31, 2012, and a loss on sale of securities of $2 thousand during the quarter ended March 31, 2011. The tables below present the gross realized gains and losses by category for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31, 2012
Description	Sale Price	Book Value at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$139,834	$133,839	$5,995	$—
GNMA certificates	17,438	17,437	1	—
CMOs issued by US Government sponsored agencies	19,725	18,372	1,353	—

Total mortgage-backed securities and CMOs	176,997	169,648	7,349	—

Investment securities
Obligations of Puerto Rico Government and political subdivisions	22,677	22,666	11	—
Structured credit investments	10,530	10,530	—	—

Total investment securities	33,207	33,196	11	—

Total	$210,204	$202,844	$7,360	$—

	Quarter Ended March 31, 2011
Description	Fair Value	Sale Book Value	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,073	$1,073	$—	$—
GNMA certificates	32,855	32,857	—	2

Total mortgage-backed securities	33,928	33,930	—	2

Investment securities
Obligations of U.S. Government sponsored agencies	10,600	10,600	—	—

Total investment securities	10,600	10,600	—	—

Total	$44,528	$44,530	$—	$2

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2012 and December 31, 2011:

	March 31, 2012
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities Available-for-sale
Obligations of US Government sponsored agencies	$32,096	$65	$32,031
Obligations of Puerto Rico Government and political subdivisions	10,000	118	9,882
CMOs issued by US Government sponsored agencies	18,099	71	18,028

	60,195	254	59,941

	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
Structured credit investments	36,391	6,748	29,643
Obligations of Puerto Rico Government and political subdivisions	7,024	882	6,142
CMOs issued by US Government sponsored agencies	2,317	198	2,119

	45,732	7,828	37,904

	Total
	Amortized Cost	Unrealized Loss	Fair Value
Structured credit investments	36,391	6,748	29,643
Obligations of US Government sponsored agencies	32,096	65	32,031
Obligations of Puerto Rico Government and political subdivisions	17,024	1,000	16,024
CMOs issued by US Government sponsored agencies	20,416	269	20,147

	$105,927	$8,082	$97,845

	March 31, 2012
	Less than 12 months
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Held-to-Maturity
CMOs issued by US Government sponsored agencies	$25,070	$70	$25,000

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2012, there were no held-to-maturity securities in a continuous unrealized loss position for 12 months or more.

	December 31, 2011
	12 months or more
	Amortized Cost	Unrealized Loss	Fair Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,374	$9,616	$26,758
Obligations of Puerto Rico Government and political subdivisions	24,697	1,204	23,493
CMOs issued by US Government sponsored agencies	2,384	199	2,185

	$63,455	$11,019	$52,436

At December 31, 2011, there were no available-for-sale securities in a continuous unrealized loss position for less than 12 months. In addition, at December 31, 2011, there were no individual held-to-maturity securities in an unrealized loss position.

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

At March 31, 2012, the Group’s portfolio of structured credit investments amounted to $36.4 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $6.7 million. The Group’s structured credit investments portfolio consist of three collateralized loan obligations (CLOs).

On January 12, 2012, the Group made the strategic decision to sell its $25.5 million investment in a corporate bond that was partially invested in a synthetic collateralized debt obligation (CDO) at a loss of $15.0 million. This loss was accounted for as an other-than-temporary impairment in the fourth quarter of 2011, and no additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011. The main considerations underlying the Group’s decision to sell the security included the continued deteriorating credit conditions surrounding the underlying reference portfolio of the CDO, including an event of default that occurred during the fourth quarter of 2011, and the projected analysis prepared by a third-party specialist that showed defaults in excess of the deal’s subordination level in more than 50% of the scenarios modeled. The corporate bond sold was a unique and completely distinguishable investment from the rest of the Group’s portfolio, including the remaining structured credit investments. As a result of this transaction, the Group continued to reduce its exposure to non-agency securities, as well as to credit risk in the U.S. economy, and also was able to improve its risk-based capital position.

The CLOs are collateralized mostly by senior secured (via first liens) “middle market” commercial and industrial loans, which are securitized in the form of obligations. These investments are all floating rate notes, which reset quarterly based on the three-month LIBOR rate.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The cash flow analysis performed by the Group for the $12 million CLO did not reflect any scenario where there was a principal impairment. Moreover, on November 23, 2011 S&P increased its rating to “AA-” from “A+”, and on November 6, 2011 Moody’s increased its rating to “A2” from “Baa1”. In addition, the CLO’s subordination level is 26.18%.

With respect to the $10 million CLO, the cash flow analysis performed by the Group also did not reflect any scenario where there was a principal impairment. On February 6, 2012, S&P increased its rating to “A+” from “A”, and on November 2, 2011, Moody’s increased its rating to “A2” from “A3”. Also, the CLO’s subordination level is 20.64%.

The cash flow analysis performed by the Group for the $15 million CLO detected that there was a principal impairment in 9 out of 100 scenarios, with average losses of 14.18% and no scenario where the impairment amount is 100% of the Group’s investment. On August 3, 2011, Moody’s upgraded its rating to “Baa2” from “Baa3”. There have been no other credit actions by S&P since March 4, 2010, when they lowered its rating from “A-” to “BBB+,” which is still investment grade. Also, the CLO’s subordination level is 7.54%.

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

Other securities in an unrealized loss position at March 31, 2012 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at March 31, 2012, are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At March 31, 2012, the Group does not have the intent to sell these investments in an unrealized loss position.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 — PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at March 31, 2012 and December 31, 2011. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	March 31, 2012	December 31, 2011
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$3,342,932	$3,399,145
Puerto Rico public fund deposits	21,374	71,863
Puerto Rico Cash & Money Market Fund	57,770	62,739
Interest rate risk swap contracts	53,840	56,189
Federal Reserve Bank Credit Facility	13,492	15,560
Bond for the Bank’s trust operations	126	126

Total pledged investment securities	3,489,534	3,605,622

Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	537,970	548,809

Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	40,555	40,937

Pledged leases to secure:
Federal Reserve Bank Credit Facility	7,560	7,821

Total pledged assets	$4,075,619	$4,203,189

Assets not pledged:
Investment securities	$328,186	$258,845
Residential mortgage loans	436,255	435,716
Commercial loans	611,153	586,468
Leases	46,384	54,069

Total assets not pledged	$1,421,978	$1,335,098

At March 31, 2012 and December 31, 2011, Oriental International Bank, Inc. held a certificate of deposit free of liens in the amount of $300 thousand, to comply with established laws for international banking entities and regulations of the OCFI.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 — LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable Composition

The composition of the Group’s loan portfolio at March 31, 2012 and December 31, 2011 was as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Loans non-covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$803,500	$819,651
Home equity loans and others	1,479	1,411
Commercial	217,371	218,261
Deferred loan fees, net	(4,298)	(4,300)

	1,018,052	1,035,023

Other loans:
Commercial	112,705	83,312
Personal consumer loans and credit lines	39,678	39,890
Leasing	28,363	25,768
Deferred loan fees, net	(144)	(245)

	180,602	148,725

Loans receivable	1,198,654	1,183,748
Allowance for loan and lease losses	(37,361)	(37,010)

Loans receivable, net	1,161,293	1,146,738
Mortgage loans held-for-sale	33,439	26,939

Total loans not covered under shared-loss agreements with FDIC, net	1,194,732	1,173,677
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	140,105	140,824
Construction and development secured by 1-4 family residential properties	17,626	16,976
Commercial and other construction	321,632	325,832
Leasing	25,581	36,122
Consumer	13,252	13,778

Total loans covered under shared-loss agreements with FDIC	518,196	533,532
Allowance for loan and lease losses on covered loans	(56,437)	(37,256)

Total loans covered under shared-loss agreements with FDIC, net	461,759	496,276

Total loans receivable, net	$1,656,491	$1,669,953

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer and leasing.

The following table presents the aging of the recorded investment in gross loans not covered under shared-loss agreements with the FDIC, excluding mortgage loans held for sale, as of March 31, 2012 and December 31, 2011 by class of loans:

	March 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Mortgage
Residential
Traditional	$16,814	$6,136	$64,326	$87,276	$577,249	$664,525
Non-traditional	3,048	1,364	10,291	14,703	52,770	67,473
Loss mitigation program	5,627	2,708	13,773	22,108	49,394	71,502

	25,489	10,208	88,390	124,087	679,413	803,500
Home equity loans, secured personal loans	—	—	570	570	909	1,479

	25,489	10,208	88,960	124,657	680,322	804,979
Commercial
Commercial secured by real estate	3,488	109	27,433	31,030	186,341	217,371
Other commercial and industrial	55	—	651	706	111,999	112,705

	3,543	109	28,084	31,736	298,340	330,076
Consumer
Personal consumer loans and credit lines - secured	189	4	—	193	9,254	9,447
Personal consumer loans and credit lines - unsecured	658	138	93	889	21,834	22,723
Credit cards	22	53	183	258	4,327	4,585
Overdrafts	9	3	10	22	2,901	2,923

	878	198	286	1,362	38,316	39,678
Leasing	345	138	12	495	27,868	28,363

Total loans not covered under shared-loss agreements with the FDIC	$30,255	$10,653	$117,342	$158,250	$1,044,846	$1,203,096

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	30-59 Days Past Due	60-89 Days Past Due	90+ Days Past Due	Total Past Due	Current	Total Loans
	(In thousands)
Mortgage
Residential
Traditional	$18,931	$9,434	$72,837	$101,202	$584,600	$685,802
Non-traditional	1,109	819	10,857	12,785	57,240	70,025
Loss mitigation program	4,887	2,113	13,323	20,323	43,501	63,824

	24,927	12,366	97,017	134,310	685,341	819,651
Home equity loans, secured personal loans	142	—	323	465	946	1,411

	25,069	12,366	97,340	134,775	686,287	821,062
Commercial
Commercial secured by real estate	1,205	1,697	27,741	30,643	187,618	218,261
Other commercial and industrial	1,536	99	616	2,251	81,061	83,312

	2,741	1,796	28,357	32,894	268,679	301,573
Consumer
Personal consumer loans and credit lines - secured	36	61	19	116	8,974	9,090
Personal consumer loans and credit lines - unsecured	383	113	122	618	21,558	22,176
Credit cards	119	43	191	353	4,202	4,555
Overdrafts	19	9	2	30	4,039	4,069

	557	226	334	1,117	38,773	39,890
Leasing	339	—	102	441	25,327	25,768

Total loans not covered under shared-loss agreements with the FDIC	$28,706	$14,388	$126,133	$169,227	$1,019,066	$1,188,293

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Mortgage
Residential
Traditional	$64,326	$72,837
Non-traditional	10,291	10,857
Loss mitigation program	13,773	13,323

	88,390	97,017
Home equity secured personal loans	570	323

	88,960	97,340

Commercial
Commercial secured by real estate	30,955	34,789
Other commercial and industrial	2,127	2,199

	33,082	36,988

Consumer
Personal consumer loans and credit lines - unsecured	103	143
Credit cards	183	191

	286	334

Leasing	12	102

Total non-accrual loans	$122,340	$134,764

At March 31, 2012 and December 31, 2011, loans of which terms have been extended and which are classified as troubled-debt restructuring that are not included in non-accrual loans amounted to $47.4 million and $41.3 million, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	March 31, 2012
	Risk Ratings
	Balance Outstanding	Pass	Special Mention	Substandard	Doubtful	Individually Measured for Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$217,371	$151,628	$24,305	$1,817	$99	$39,522
Other commercial and industrial	112,705	102,548	5,414	760	—	3,983

Total	$330,076	$254,176	$29,719	$2,577	$99	$43,505

	December 31, 2011
	Risk Ratings
	Balance Outstanding	Pass	Special Mention	Substandard	Doubtful	Individually Measured for Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$218,261	$148,894	$25,185	$1,957	$13	$42,212
Other commercial and industrial	83,312	74,714	3,517	929	—	4,152

Total	$301,573	$223,608	$28,702	$2,886	$13	$46,364

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	March 31, 2012
	Delinquency
	Balance Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Individually Measured for Impairment
	(In thousands)
Mortgage
Traditional	$664,525	$577,249	$16,814	$6,136	$2,720	$21,326	$40,280	$—
Non-traditional	67,473	52,770	3,048	1,364	166	2,314	7,811	—
Loss mitigation program	71,502	10,464	437	263	93	1,413	2,200	56,632

	803,500	640,483	20,299	7,763	2,979	25,053	50,291	56,632
Home equity secured personal loans	1,479	909	—	—	247	—	323	—

	804,979	641,392	20,299	7,763	3,226	25,053	50,614	56,632
Consumer	39,678	38,316	878	198	101	183	2	—
Leasing	28,363	27,868	345	138	—	5	7	—

Total	$873,020	$707,576	$21,522	$8,099	$3,327	$25,241	$50,623	$56,632

	December 31, 2011
	Delinquency
	Balance Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Individually Measured for Impairment
	(In thousands)
Mortgage
Traditional	$685,802	$584,600	$18,931	$9,434	$3,775	$26,457	$42,605	$—
Non-traditional	70,025	57,240	1,109	819	849	2,725	7,283	—
Loss mitigation program	63,824	7,928	601	757	—	1,002	2,054	51,482

	819,651	649,768	20,641	11,010	4,624	30,184	51,942	51,482
Home equity secured personal loans	1,411	946	142	—	—	—	323	—

	821,062	650,714	20,783	11,010	4,624	30,184	52,265	51,482
Consumer	39,890	38,773	557	226	202	132	—	—
Leasing	25,768	25,327	339	—	21	81	—	—

Total	$886,720	$714,814	$21,679	$11,236	$4,847	$30,397	$52,265	$51,482

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the troubled-debt restructurings modified during the quarters ended March 31, 2012 and 2011:

	March 31, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	58	$9,445	6.49%	328	$10,039	4.96%	403
Commercial loans	4	811	6.67%	71	1,173	7.18%	48

	March 31, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post- Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	52	$7,325	6.81%	336	$7,939	5.86%	374

The following table presents troubled-debt restructurings modified and for which there was a payment default during the twelve-month periods ended March 31, 2012 and 2011:

	Twelve-Month Period Ended March 31,
	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	36	$4,425	23	$3,662
Commercial	1	$358	7	$2,913

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents the changes and the balance in the allowance for loan and lease losses and the recorded investment in gross loans by portfolio segment and based on impairment method for the quarters ended March 31, 2012 and 2011:

	March 31, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(922)	(1,637)	(182)	(31)	—	(2,772)
Recoveries	—	67	52	4	—	123
Provision for (recapture of) non-covered loan and lease losses	(1,763)	4,067	35	(308)	969	3,000

Balance at end of period	$18,967	$15,045	$1,328	$510	$1,511	$37,361

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,899	$2,743	$—	$—	$—	$6,642
Collectively evaluated for impairment	15,068	12,302	1,328	510	1,511	30,719

Total ending allowance balance	$18,967	$15,045	$1,328	$510	$1,511	$37,361

Loans:
Individually evaluated for impairment	$56,632	$43,505	$—	$—	$—	$100,137
Collectively evaluated for impairment	748,347	286,571	39,678	28,363	—	1,102,959

Total ending non-covered loans balance	$804,979	$330,076	$39,678	$28,363	$—	$1,203,096

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$17,865	$12,007	$1,885	$959	$11	$32,727
Charge-offs	(1,268)	(729)	(345)	(31)	—	(2,373)
Recoveries	—	16	58	1	—	75
Provision for (recapture of) non-covered loan and lease losses	1,173	2,506	(78)	(61)	260	3,800

Balance at end of period	$17,770	$13,800	$1,520	$868	$271	$34,229

Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,933	$1,217	$—	$—	$—	$4,150
Collectively evaluated for impairment	14,837	12,583	1,520	868	271	30,079

Total ending allowance balance	$17,770	$13,800	$1,520	$868	$271	$34,229

Loans:
Individually evaluated for impairment	$45,210	$36,861	$—	$—	$—	$82,071
Collectively evaluated for impairment	806,208	228,101	35,985	17,104	—	1,087,398

Total ending non-covered loans balance	$851,418	$264,962	$35,985	$17,104	$—	$1,169,469

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $43.5 million and $46.4 million at March 31, 2012 and December 31, 2011, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $2.7 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the total investment in impaired mortgage loans was $56.6 million (December 31, 2011 — $51.5 million). Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.9 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$32,082	$27,815	$2,743	10%	$24,927
Residential troubled-debt restructuring	57,650	56,632	3,899	7%	56,385
Impaired loans with no specific allowance
Commercial	16,472	15,690	—	0%	18,698

Total investment in impaired loans	$106,204	$100,137	$6,642	7%	$100,010

	December 31, 2011
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$25,974	$23,368	$3,518	15%	$17,949
Residential troubled-debt restructuring	52,480	51,482	3,355	7%	42,699
Impaired loans with no specific allowance
Commercial	23,780	22,996	—	0%	16,480

Total investment in impaired loans	$102,234	$97,846	$6,873	7%	$77,128

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
Impaired loans with specific allowance
Commercial	$149	$144
Residential troubled-debt restructuring	424	484
Impaired loans with no specific allowance
Commercial	38	197

Total interest income from impaired loans	$611	$825

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans under ASC 310-30

The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value, and no separate valuation allowance was recorded at the date of acquisition. The Group reviewed each loan at acquisition to determine if it should be accounted for under ASC 310-30 and, if so, determine whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e., reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk ratings assigned to the loans. In instances where it was determined that for some of the loans in the acquired loan pool that it is probable that all the contractual payments would be received (therefore the loans meet the first criteria of ASC 310-30-15-2 but not the second), the Group applied the discount accretion guidance as ASC 310-30, instead of the standard loan discount accretion guidance of ASC 310-20 to those loans (the loans under SOP 03-3). As documented in a letter from the AICPA Depository Institution Expert Panel to the Office of Chief Accountant of the SEC, on December 5, 2009, the SEC addressed the recognition of discount accretion for loans acquired under these circumstances. As referred to in the AICPA’s letter, when loans are acquired with a significant discount for credit (e.g., at a fair value lower than the contractual amounts due) and such loans are not within the scope of ASC 310-30, the AICPA believed that the SEC would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows, meaning that an entity could either apply the accretion guidance of ASC 310-20 or that of the ASC 310-30 to such loans. Consistent with the AICPA’s views, the Group applied the guidance of ASC 310-30 to all loans acquired in the transaction including loans that do not meet the scope of ASC 310-30. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20.

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. For the quarter ended March 31, 2012, there have been differences, both positive and negative, between actual and expected cash flows in several pools of loans acquired in the FDIC-assisted acquisition. At March 31, 2012, the Group concluded that certain pools reflect a higher than expected credit deterioration and as such has recorded impairment on the pools impacted.

The covered loans carrying amounts included in the balance sheet at March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012	December 31, 2011
	(In thousands)
Contractual required payments receivable	$1,072,854	$1,134,524
Non-accretable discount	(379,780)	(412,170)

Cash expected to be collected	693,074	722,354
Accretable yield	(174,878)	(188,822)

Carrying amount, gross	518,196	533,532
Allowance for loan and lease losses	(56,437)	(37,256)

Carrying amount, net	$461,759	$496,276

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$188,822	$148,558
Accretion	(21,541)	(14,226)
Transfer from (to) non-accretable discount	7,597	(3,797)

Balance at end of period	$174,878	$130,535

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$412,170	$603,309
Principal losses	(24,793)	(42,863)
Transfer (to) from accretable discount	(7,597)	3,797

Balance at end of period	$379,780	$564,243

For covered loans, as part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis, the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period. During this quarter the Group further reviewed certain pools with commercial real estate, and construction and development loans, which have been in non accrual status since acquisition, whose cash flows lower than the expectations exceeding the established thresholds. The Group reviewed the timing of the collections expected through workout and/or the timing assessed for the particular workout loan to foreclose for the most significant loans comprising the particular pools selected for review. The credit quality assumptions for these pools were updated to reflect an increase in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses. For other pools composed of performing commercial real estate loans and leases the Group noted that the actual cash flows were better than expected. Thus, for these pools a reversal of previously recorded allowance and a re-yielding of the leasing pools were recorded.

The changes in the allowance for loan and lease losses on covered loans for the quarters ended March 31, 2012 and 2011 was as follows:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Balance at beginning of the period	$37,256	$49,286
Provision for covered loan and lease losses, net	7,157	549
FDIC shared-loss portion of provision for covered loan and lease losses, net	12,024	3,645

Balance at end of the period	$56,437	$53,480

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$54,865	$31,995	$1,657	5%	$32,027
Construction and development secured by 1-4 family residential properties	80,623	17,626	9,147	52%	17,680
Commercial and other construction	199,859	88,001	43,741	10%	87,691
Consumer	18,296	13,252	1,892	14%	13,393

Total investment in impaired covered loans	$353,643	$150,874	$56,437	37%	$150,791

	December 31, 2011
	Unpaid Principal	Recorded Investment	Specific Allowance	Coverage	Average Recorded Investment
	(In thousands)
Impaired covered loans with specific allowance
Loans secured by 1-4 family residential properties	$55,901	$32,130	$1,657	5%	$36,197
Construction and development secured by 1-4 family residential properties	80,821	16,976	2,042	12%	16,903
Commercial and other construction	357,596	146,924	31,665	22%	161,562
Consumer	19,619	13,778	1,892	14%	15,981

Total investment in impaired covered loans	$513,937	$209,808	$37,256	18%	$230,643

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

At March 31, 2012, servicing assets are composed of $10.6 million ($10.2 million — December 31, 2011) related to residential mortgage loans and $165 thousand ($221 thousand — December 31, 2011) of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Fair value at beginning of period	$10,454	$9,695
Servicing from mortgage securitizations or assets transfers	420	520
Changes due to payments on loans	(234)	(244)
Changes in fair value due to changes in valuation model inputs or assumptions	85	(8)

Fair value at end of period	$10,725	$9,963

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
Constant prepayment rate	9.76% - 33.05%	7.87% - 15.74%
Discount rate	10.50% - 13.50%	11.00% - 14.00%

The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
Discount rate	13.27% - 15.11%	13.58% - 17.38%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

March 31, 2012
(In thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$10,560

Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(428)
Decrease in fair value due to 20% adverse change	$(830)
Discount rate
Decrease in fair value due to 10% adverse change	$(461)
Decrease in fair value due to 20% adverse change	$(886)

Leasing servicing asset
Carrying value of leasing servicing asset	$165

Discount rate
Decrease in fair value due to 10% adverse change	$(2)
Decrease in fair value due to 20% adverse change	$(3)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $857 thousand and $719 thousand for the quarters ended March 31, 2012 and 2011, respectively. There were no late fees and ancillary fees recorded in such periods because these fees belong to the third party with which the Group is engaged in a subservicing agreement. Servicing fees on leases amounted to $83 thousand and $216 thousand for the quarters ended March 31, 2012 and 2011, respectively.

NOTE 7 — PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2012 and December 31, 2011 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life (Years)	March 31, 2012	December 31, 2011
	(In thousands)
Land	—	$2,254	$2,254
Buildings and improvements	40	6,068	5,890
Leasehold improvements	5 —10	18,198	18,182
Furniture and fixtures	3 — 7	9,734	9,718
Information technology and other	3 — 7	20,201	20,008

		56,455	56,052
Less: accumulated depreciation and amortization		(35,733)	(34,532)

		$20,722	$21,520

Depreciation and amortization of premises and equipment for the quarters ended March 31, 2012, and 2011 totalled $1.2 million and $1.5 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVE ACTIVITIES

During the quarter ended March 31, 2012, there were no significant transactions impacting our operations reflected as “Derivative Activities” in the unaudited consolidated statements of operations. During the quarter ended March 31, 2011, losses of $4.0 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Derivative assets:
Options tied to Standard & Poor’s 500 Stock Market Index	$12,515	$9,317

Derivative liabilities:
Forward settlement swaps	$49,426	$47,425

Forward-settlement Swaps and Interest Rate Swaps

The Group enters into forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. These forward-settlement swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and properly documented as such, and therefore, qualifying for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these forward-settlement swaps to earnings in the next twelve months.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms, at March 31, 2012:

Type	Notional Amount	Fixed Rate	Trade Date	Settlement Date	Maturity Date
	(In thousands)
Interest Rate Swaps	$100,000	1.9275%	03/18/11	12/28/11	01/28/15
	100,000	2.0000%	03/18/11	12/28/11	03/28/15
	100,000	2.1100%	03/18/11	12/28/11	06/28/15

	$300,000

Forward-settlement Swaps	$125,000	1.6550%	03/18/11	05/09/12	02/09/14
	125,000	1.7700%	03/18/11	05/09/12	05/09/14
	100,000	1.8975%	03/18/11	05/09/12	08/09/14
	100,000	2.2225%	05/05/11	08/14/12	05/14/15
	25,000	2.4365%	05/05/11	05/04/12	05/04/16
	150,000	2.7795%	05/05/11	12/06/12	06/06/16
	25,000	2.6200%	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	05/05/11	08/16/12	08/16/16

	$825,000

An unrealized loss of $49.4 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2012, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

Swap Options

In May 2011, the Group sold all options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million, recording a loss of $2.2 million.

Options tied to Standard & Poor’s 500 Stock Market Index

The Group has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P Index”). The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2012 and December 31, 2011, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $12.5 million (notional amount of $101.3 million) and $9.3 million (notional amount of $130.9 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $12.1 million (notional amount of $96.4 million) and $9.4 million (notional amount of $125.8 million), respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2012 and December 31, 2011 consists of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Non-covered loans	$5,375	$5,519
Investments	13,375	14,663

	$18,750	$20,182

Other assets at March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Servicing assets	$10,725	$10,454
Prepaid FDIC insurance	10,106	11,599
Other prepaid expenses	5,138	6,498
Goodwill	2,701	2,701
Mortgage tax credits	1,303	1,303
Core deposit intangible	1,150	1,185
Investment in Statutory Trust	1,086	1,086
Debt issuance costs	760	1,067
Other repossessed assets (covered by FDIC shared-loss agreements)	757	708
Accounts receivable and other assets	9,932	10,577

	$43,658	$47,178

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2011 and 2012 amounted to $10.1 million and $11.6 million at March 31, 2012 and December 31, 2011, respectively.

Other prepaid expenses amounting to $5.1 million and $6.5 million at March 31, 2012 and December 31, 2011, respectively, include prepaid municipal, property and income taxes aggregating to $2.1 million and $3.2 million, respectively.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. Under an agreement reached during the quarter ended September 30, 2011 with the Puerto Rico Treasury Department, the Group may use half of these credits to reduce taxable income in taxable year 2011, and the remaining half of the credits in taxable year 2012. At March 31, 2012 and December 31, 2011, tax credits for the Group amounted $1.3 million for both periods.

In April 2010, the Group acquired certain assets and assumed certain deposits and other liabilities of Eurobank in the FDIC–assisted acquisition. As part of this acquisition, the Group registered a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2012 and December 31, 2011, the core deposit intangible amounted $1.2 million in both periods.

Other repossessed assets amounting to $757 thousand and $708 thousand at March 31, 2012 and December 31, 2011, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the Eurobank leasing portfolio acquired under the FDIC-assisted acquisition.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — DEPOSITS AND RELATED INTEREST

Total deposits as of March 31, 2012 and December 31, 2011 consist of the following:

	March 31, 2012	December 31, 2011
	(In thousands)
Non-interest bearing demand deposits	$180,768	$190,001
Interest-bearing savings and demand deposits	1,060,101	1,041,529
Individual retirement accounts	368,787	361,411
Retail certificates of deposit	346,406	378,146

Total retail deposits	1,956,062	1,971,087
Institutional deposits	107,363	168,301
Brokered deposits	211,142	255,879

	$2,274,567	$2,395,267

At March 31, 2012 and December 31, 2011, the weighted average interest rate of the Group’s deposits was 1.58%, and 1.87%, respectively, inclusive of non-interest bearing deposits of $180.8 million and $190.0 million, respectively. Interest expense for the quarters ended March 31, 2012 and 2011 is set forth below:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Demand and savings deposits	$3,084	$4,597
Certificates of deposit	6,069	7,629

	$9,153	$12,226

At March 31, 2012 and December 31, 2011, time deposits in denominations of $100 thousand or higher, excluding unamortized discounts, amounted to $372.5 million, and $456.1 million, including public fund deposits from various Puerto Rico government agencies of $15.2 million and $65.2 million at a weighted average rate of 0.5% in both periods, which were collateralized with investment securities with fair value of $21.4 million and $71.9 million, respectively.

Excluding equity indexed options in the amount of $12.1 million, which are used by the Group to manage its exposure to the S&P Index, and also excluding accrued interest of $4.8 million and unamortized deposit discounts in the amount of $4.3 million, the scheduled maturities of certificates of deposit at March 31, 2012 are as follows:

March 31, 2012
(In thousands)
Within one year:
Three (3) months or less	$261,131
Over 3 months through 1 year	293,457

554,588
Over 1 through 2 years	262,992
Over 2 through 3 years	102,881
Over 3 through 4 years	28,564
Over 4 through 5 years	72,044

$1,021,069

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $3.0 million as of March 31, 2012 ($4.2 million — December 31, 2011).

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — BORROWINGS

Short Term Borrowings

At March 31, 2012, short term borrowings amounted to $43.6 million (December 31, 2011 — $39.9 million) which mainly consist of deposits of the Puerto Rico Cash & Money Market Fund with a weighted average rate of 0.78% (December 31, 2011 — 0.80%), were collateralized with investment securities with fair value of $57.8 million (December 31, 2011 — $62.7 million).

Securities Sold under Agreements to Repurchase

At March 31, 2012, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

At March 31, 2012 and December 31, 2011, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $6.2 million in both periods, were as follows:

	March 31, 2012		December 31, 2011
	Borrowing Balance	Fair Value of Underlying Collateral	Borrowing Balance	Fair Value of Underlying Collateral
	(In thousands)
Credit Suisse Securities (USA) LLC	$1,250,000	$1,313,700	$1,250,000	$1,337,394
Citigroup Global Markets Inc.	900,000	966,524	900,000	974,286
UBS Financial Services Inc.	500,000	617,727	500,000	620,888
JP Morgan Chase Bank NA	300,000	336,557	300,000	357,400
Deutsche Bank	100,000	108,424	100,000	109,177

Total	$3,050,000	$3,342,932	$3,050,000	$3,399,145

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The original terms of the Group’s structured repurchase agreements range between three and ten years, and except for four repurchase agreements totaling $600 million and maturing in the years 2014 and 2015, and a repurchase agreement of $350 million maturing during the next quarter (as described below), the counterparties have the right to exercise put options at par on a quarterly basis before their contractual maturities from one to three years after the agreements’ settlement dates. The Group’s $500 million repurchase agreement maturing on March 2, 2017 also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement. The following table shows a summary of the Group’s structured repurchase agreements and their terms, excluding accrued interest in the amount of $6.2 million, at March 31, 2012:

Year of Maturity	Borrowing Balance	Weighted- Average Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	350,000	4.26%	5/9/2007	5/9/2012	N/A
	100,000	4.50%	8/14/2007	8/14/2012	5/14/2012
	150,000	4.31%	3/6/2007	12/6/2012	6/6/2012

	600,000

2014
	100,000	4.72%	7/27/2007	7/27/2014	4/27/2012
	300,000	2.86%	3/28/2011	9/28/2014	N/A

	400,000

2015
	100,000	0.54%	12/28/2011	3/30/2015	N/A
	100,000	0.63%	12/29/2011	1/28/2015	N/A
	100,000	0.59%	12/28/2011	6/28/2015	N/A

	300,000

2017
	500,000	4.67%	3/2/2007	3/2/2017	6/4/2012
	250,000	0.25%	3/2/2007	3/2/2017	6/4/2012
	100,000	0.00%	6/6/2007	3/6/2017	6/6/2012
	900,000	0.00%	3/6/2007	6/6/2017	6/6/2012

	1,750,000

	$3,050,000	2.13%

None of the structured repurchase agreements referred to above with put dates up to the date of this filing were put by the counterparties. Such repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.0% and 0.25% to at least their next put dates scheduled for June 2012.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2012, these advances were secured by mortgage and commercial loans amounting to $538.0 million and $40.6 million, respectively. Also, at March 31, 2012, the Group has an additional borrowing capacity with the FHLB of $164.0 million. At March 31, 2012, the weighted average remaining maturity of FHLB’s advances was 8.2 months (December 31, 2011 — 11.2 months).

In 2007, the Group restructured most of its FHLB advances portfolio into longer-term, structured advances. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.7 million, at March 31, 2012:

Year of Maturity	Borrowing Balance	Weighted- Average Coupon	Settlement Date	Maturity Date	Next Put Date
	(In thousands)
2012
	$25,000	4.37%	5/4/2007	5/4/2012	N/A
	25,000	4.57%	7/24/2007	7/24/2012	4/24/2012
	25,000	4.26%	7/30/2007	7/30/2012	4/30/2012
	50,000	4.33%	8/10/2007	8/10/2012	5/10/2012
	100,000	4.09%	8/16/2007	8/16/2012	5/16/2012

	225,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	5/8/2012
	30,000	4.22%	5/11/2007	5/11/2014	5/11/2012

	55,000

	$280,000	4.24%

None of the advances referred to in the previous table with put dates up to the date of this filing were put by the FHLB at their corresponding put dates.

FDIC-Guaranteed Term Notes — Temporary Liquidity Guarantee Program

On March 16, 2012, the Group’s banking subsidiary repaid at maturity the $105 million in senior unsecured notes that it issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at March 31, 2012 and December 31, 2011.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.42% at March 31, 2012; 3.30% at December 31, 2011), is payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date June 2012). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital note on the unaudited consolidated statements of financial condition.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 12 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters ended March 31, 2012 and 2011 were as follows:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Balance at the beginning of period	$3,772	$3,452
New loans	1,505	—
Repayments	(39)	(23)
Credits of persons no longer considered related parties	—	(187)

Balance at the end of period	$5,238	$3,242

NOTE 13 — INCOME TAXES

At March 31, 2012 and December 31, 2011 the Group’s net deferred tax asset amounted to $33.1 million and $32.0 million, respectively. Income tax expense for the quarters ended March 31, 2012 and 2011 totaled $1.9 million and $6.5 million, respectively. During the quarter ended March 31, 2011, the 2011 code had an effect on the Group’s net deferred tax asset of $5.4 million, reflected as income tax expense in the unaudited consolidated statements of operations.

At December 31, 2011, the IBE had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in the IBE enacted tax rate from 5% to 0%, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to the IBE becoming tax exempt. During the quarter ended March 31, 2012, income tax provision included $558 thousand related to this residual tax effect from the IBE.

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at March 31, 2012 was $1.4 million (December 31, 2011 - $1.4 million). On June 30, 2011, the Group settled various contingencies with the Puerto Rico Treasury Department. Following such settlements, only the 2010 and 2011 tax periods remain subject to examination by the Puerto Rico Treasury Department. It is the Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the unaudited consolidated statements of operations. The Group had accrued $371 thousand at March 31, 2012 (December 31, 2011 - $342 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

NOTE 14 — STOCKHOLDERS’ EQUITY

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2012 and December 31, 2011, the Group and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2012 and December 31, 2011, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

The Group’s and the Bank’s actual capital amounts and ratios as of March 31, 2012 and December 31, 2011 are as follows:

	Actual		Minimum Capital Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of March 31, 2012
Total Capital to Risk-Weighted Assets	$690,403	33.64%	$164,208	8.00%
Tier 1 Capital to Risk-Weighted Assets	$663,897	32.34%	$82,104	4.00%
Tier 1 Capital to Total Assets	$663,897	10.25%	$259,162	4.00%
As of December 31, 2011
Total Capital to Risk-Weighted Assets	$688,452	32.80%	$167,929	8.00%
Tier 1 Capital to Risk-Weighted Assets	$661,614	31.52%	$83,964	4.00%
Tier 1 Capital to Total Assets	$661,614	9.65%	$274,230	4.00%

	Actual		Minimum Capital Requirement		Minimum to be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2012
Total Capital to Risk-Weighted Assets	$655,319	32.09%	$163,345	8.00%	$204,181	10.00%
Tier 1 Capital to Risk-Weighted Assets	$628,947	30.80%	$81,673	4.00%	$122,509	6.00%
Tier 1 Capital to Total Assets	$628,947	9.77%	$257,425	4.00%	$321,781	5.00%
As of December 31, 2011
Total Capital to Risk-Weighted Assets	$643,266	30.84%	$166,876	8.00%	$208,595	10.00%
Tier 1 Capital to Risk-Weighted Assets	$616,590	29.56%	$83,438	4.00%	$125,157	6.00%
Tier 1 Capital to Total Assets	$616,590	9.06%	$272,177	4.00%	$340,221	5.00%

The Group’s ability to pay dividends to its shareholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The activity in outstanding options for the quarters ended March 31, 2012 and 2011 is set forth below:

	Quarters Ended March 31,
	2012		2011
	Number Of Options	Weighted Average Exercise Price	Number Of Options	Weighted Average Exercise Price
Beginning of period	786,704	$15.02	765,989	$15.25
Options granted	204,543	11.83	69,800	11.82
Options exercised	(32,594)	12.02	(250)	10.29
Options forfeited	(22,500)	12.00	(16,496)	18.08

End of period	936,153	$14.50	819,043	$14.90

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at March 31, 2012:

	Outstanding			Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Exercise Price	Weighted Average Contract Life Remaining (Years)	Number of Options	Weighted Average Exercise Price
$ 5.63 to $ 8.45	12,792	$8.28	7.1	2,970	$8.28
8.46 to 11.27	2,000	10.29	5.4	1,000	10.29
11.28 to 14.09	691,876	12.06	7.8	171,933	12.32
14.10 to 16.90	62,035	15.60	2.4	62,035	15.60
19.72 to 22.54	25,050	20.68	2.9	22,925	20.57
22.55 to 25.35	83,350	23.99	2.0	83,350	23.99
25.36 to 28.17	59,050	27.46	2.6	59,050	27.46

	936,153	$14.50	6.4	403,263	$17.89

Aggregate Intrinsic Value	$213,371			$34,675

The average fair value of each option granted during the quarter ended March 31, 2012 was $5.41. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
Weighted Average Assumptions:
Dividend yield	1.80%	1.63%
Expected volatility	51.13%	59.04%
Risk-free interest rate	1.70%	3.11%
Expected life (in years)	8.0	8.0

The following table summarizes the restricted units’ activity under the Omnibus Plan for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012		2011
	Restricted Units	Weighted Average Grant Date Fair Value	Restricted Units	Weighted Average Grant Date Fair Value
Beginning of period	205,149	$11.27	243,525	$13.43
Restricted units granted	57,350	11.85	39,500	11.82
Restricted units lapsed	(3,333)	6.09	(45,616)	20.74
Restricted units forfeited	—	—	(9,238)	13.38

End of period	259,166	$11.47	228,171	$11.69

Legal Surplus

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2012, legal surplus amounted to $51.2 million (December 31, 2011 — $50.2 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Earnings per Common Share

The calculation of earnings per common share for the quarters ended March 31, 2012 and 2011 is as follows:

	Quarters Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net income	$10,653	$3,081
Less: Dividends on preferred stock	(1,201)	(1,201)

Income available to common shareholders	$9,452	$1,880

Average common shares outstanding and equivalents	41,162	46,179

Earnings per common share - basic	$0.23	$0.04

Earnings per common share - diluted	$0.23	$0.04

For the quarters ended March 31, 2012 and 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 759,493 and 572,875, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. During 2011, the Group purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share. During the quarter ended March 31, 2012, the Group purchased approximately 603,000 additional shares under this program for a total of $7.0 million as of March 31, 2012, at an average price of $11.61 per share.

The following table presents the shares repurchased for each month in the quarter ended March 31, 2012, excluding the month ended January 31, 2012, during which no shares were purchased as part of the stock repurchase program:

Period	Total number of shares purchased as part of stock repurchase programs	Average price paid per share	Dollar amount of shares repurchased (excluding commissions paid)
	(In thousands, except shares and per share data)
February 2012	276,100	$11.61	$3,206
March 2012	326,900	11.62	3,798

Quarter ended March 31, 2012	603,000	$11.61	$7,004

The number of shares that may yet be purchased under the current $70 million program is estimated at 2,774,331, and was calculated by dividing the remaining balance of $33.6 million by $12.10 (closing price of the Group’s common stock at March 31, 2012). The Group did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended March 31, 2012.

The activity in connection with common shares held in treasury by the Group for the quarters ended March 31, 2012 and 2011 is set forth below:

	Quarters Ended March 31,
	2012		2011
	Shares	Dollar Amount	Shares	Dollar Amount
	(In thousands, except shares data)
Beginning of period	6,564,124	$74,808	1,459,067	$16,732
Common shares used for exercise of restricted stock units	(3,333)	(35)	(45,616)	(500)
Common shares repurchased as part of the stock repurchase program	603,000	7,022	1,028,579	12,530
Common shares used to match defined contribution plan, net	(12,190)	(23)	(9,136)	(16)

End of period	7,151,601	$81,772	2,432,894	$28,746

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of March 31, 2012 and December 31, 2011 consisted of:

	March 31, 2012	December 31, 2011
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$80,988	$86,404
Income tax effect of unrealized gain on securities available-for-sale	(7,045)	(7,160)
Unrealized loss on cash flow hedges	(49,426)	(47,425)
Income tax effect of unrealized loss on cash flow hedges	5,581	5,312

	$30,098	$37,131

NOTE 15 — COMMITMENTS

Loan Commitments

At March 31, 2012 and December 31, 2011, there were $126.5 million and $106.1 million in loan commitments, respectively, which represents unused lines of credit and letters of credit provided to customers. These lines of credit had a reserve of $545 thousand and $518 thousand at March 31, 2012 and December 31, 2011, respectively. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon the extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $28.9 million and $31.1 million at March 31, 2012 and December 31, 2011, respectively.

At March 31, 2012 and December 31, 2011, commitments to sell or securitize mortgage loans amounted to approximately $78.4 million and $66.1 million, respectively.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2012 and 2011 amounted to $1.6 million in both periods and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2012, exclusive of taxes, insurance, and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2012	$3,440
2013	4,572
2014	4,569
2015	4,323
2016	3,741
Thereafter	17,259

$37,904

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — CONTINGENCIES

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

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of the Group’s management, based on current knowledge and after taking into account its current legal accruals that the eventual outcome of all matters would not be likely to have a material adverse effect on the unaudited consolidated financial condition of the Group. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Group’s unaudited consolidated results of operations or cash flows in particular quarterly or annual periods. The Group has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Group has determined that the estimate of the reasonably possible loss is not significant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — FAIR VALUE

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	March 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$—	$2,632,891	$39,525	$2,672,416
Securities purchased under agreements to resell	—	170,000	—	170,000
Money market investments	3,964	—	—	3,964
Derivative assets	—	—	12,515	12,515
Servicing assets	—	—	10,725	10,725
Derivative liabilities	—	(49,426)	(12,138)	(61,564)

	$3,964	$2,753,465	$50,627	$2,808,056

Non-recurring fair value measurements:
Impaired commercial loans	$—	$—	$43,505	$43,505
Foreclosed real estate	—	—	28,537	28,537

	$—	$—	$72,042	$72,042

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$—	$2,912,600	$47,312	$2,959,912
Money market investments	3,863	—	—	3,863
Derivative assets	—	—	9,317	9,317
Servicing assets	—	—	10,454	10,454
Derivative liabilities	—	(47,425)	(9,362)	(56,787)

	$3,863	$2,865,175	$57,721	$2,926,759

Non-recurring fair value measurements:
Impaired commercial loans	$—	$—	$46,364	$46,364
Foreclosed real estate	—	—	27,679	27,679

	$—	$—	$74,043	$74,043

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents reconciliation for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31, 2012
	Investment securities available-for-sale
Level 3 Instruments Only	CDO’s	CLO’s	Obligations of Puerto Rico Government and political subdivisions	Derivative asset (S&P Purchased Options)	Servicing assets	Derivative liability (S&P Embedded Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	—	—	—	3,198	—	(3,154)	44
Changes in fair value of investment securities available for sale included in other comprehensive income	—	2,869	(141)	—	—	—	2,728
New instruments acquired	—	—	—	—	420	—	420
Principal repayments	—	16	—	—	(234)	—	(218)
Amortization	—	—	(1)	—	—	378	377
Sales of instruments	(10,530)	—	—	—	—	—	(10,530)
Changes in fair value of servicing assets	—	—	—	—	85	—	85

Balance at end of period	$—	$29,643	$9,882	$12,515	$10,725	$(12,138)	$50,627

	Quarter Ended March 31, 2011
	Investment securities available-for-sale
Level 3 Instruments Only	CDO’s	CLO’s	Obligations of Puerto Rico Government and political subdivisions	Derivative asset (S&P Purchased Options)	Servicing assets	Derivative liability (S&P Embedded Options)	Total
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$—	$9,870	$9,695	$(12,830)	$48,428
Gains (losses) included in earnings	—	—	—	1,749	—	(564)	1,185
Changes in fair value of investment securities available for sale included in other comprehensive income	237	3,232	(52)	—	—	—	3,417
New instruments acquired	—	—	10,005	145	520	(1,353)	9,317
Principal repayments, sales, and amortization	—	—	—	—	(608)	431	(177)
Changes in fair value of servicing assets	—	—	—	—	356	—	356

Balance at end of period	$16,380	$28,782	$9,953	$11,764	$9,963	$(14,316)	$62,526

Although there were purchases and sales of assets and liabilities measured at fair value on a recurring basis, there were no transfers into and out of Level 1 and Level 2 fair value measurements during the quarters ended March 31, 2012 and 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents qualitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2012:

	March 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities
available-for-sale:
CLOs	$29,643	Discounted cash flow	Prepayment rate	10% static
			Probability of default	2% - 29%
			Loss severity	44% - 55%
Obligations of Puerto Rico
Government and political
subdivisions	$9,882	Market comparable bonds	Indicative pricing	100.4% - 107.7%
			OAS spread	158.5% - 379.1%
			Yield to maturity	2.0% - 4.1%
			Spread to maturity	157.7% - 375.4%
Derivative asset (S&P Purchased
Options)	$12,515	Option pricing model	Implied option volatility	12.2% - 34.5%
			Counterparty credit risk (based on 5-year CDS spread)	95.9% - 314.8%
Servicing assets	$10,725	Cash flow valuation	Constant prepayment rate	9.76% - 33.05%
			Discount rate	10.50% - 15.11%
Derivative liability (S&P
Embedded Options)	$(12,138)	Option pricing model	Implied option volatility	12.2% - 34.5%
			Counterparty credit risk (based on 5-year CDS spread)	95.9% - 314.8%

Information about Sensitivity to Changes in Significant Unobservable Inputs

CLOs – The significant unobservable inputs used in the fair value measurement of the Group’s CLOs are prepayment rates, probability of default, and loss severity in the event of default. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally, although not equally proportional, opposite change in the assumption used for prepayment rates.

Obligations of Puerto Rico Government and political subdivisions – The significant unobservable inputs used in the fair value measurement of one of the Group’s obligations of Puerto Rico Government and political subdivisions are indicative comparable pricing, OAS spread, yield to maturity, and spread to maturity. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for indicative comparable pricing is accompanied by a directionally opposite change in the assumption used for OAS spread and a directionally, although not equally proportional, opposite change in the assumptions used for yield to maturity and spread to maturity.

Derivative asset (S&P Purchased Options) – The significant unobservable inputs used in the fair value measurement of Group’s derivative assets related to S&P purchased options are implied option volatility and counterparty credit risk. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

Servicing assets – The significant unobservable inputs used in the fair value measurement of the Group’s servicing assets are constant prepayment rates and discount rates. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and wealth management revenues in the unaudited consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Derivative liability (S&P Embedded Options) – The significant unobservable inputs used in the fair value measurement of Group’s derivative liability related to S&P purchased options are implied option volatility and counterparty credit risk. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

The table below presents a detail of investment securities available-for-sale classified as level 3 at March 31, 2012:

	March 31, 2012
Type	Amortized Cost	Unrealized Gains Unrealized Gains (Losses)	Fair Value	Weighted Average Yield	Principal Protection
	(In thousands)
Obligations of Puerto Rico Government and political subdivisions	$10,000	$(118)	$9,882	3.50%	N/A

Structured credit investments
CLO	15,000	(2,856)	12,144	2.65%	7.54%
CLO	11,979	(2,235)	9,744	2.08%	26.18%
CLO	9,412	(1,657)	7,755	1.57%	20.64%

	36,391	(6,748)	29,643	2.18%

Total	$46,391	$(6,866)	$39,525	2.47%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The estimated fair value and carrying value of the Group’s financial instruments at March 31, 2012 and December 31, 2011 is as follows:

	March 31, 2012		December 31, 2011
	Fair Value	Carrying Value	Fair Value	Carrying Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$453,997	$453,997	$605,477	$605,477

Level 2
Financial Assets:
Securities purchased under agreements to resell	170,000	170,000	—	—
Trading securities	364	364	180	180
Investment securities available-for-sale	2,632,891	2,632,891	2,912,600	2,912,600
Investment securities held-to-maturity	969,400	948,490	904,556	884,026
Federal Home Loan Bank (FHLB) stock	23,779	23,779	23,779	23,779
Financial Liabilities:
Derivative liabilities	49,426	49,426	47,425	47,425

Level 3
Financial Assets:
Investment securities available-for-sale	39,525	39,525	47,312	47,312
Total loans (including loans held-for-sale)
Non-covered loans, net	1,217,203	1,194,732	1,211,539	1,173,677
Covered loans, net	552,524	461,759	584,110	496,276
Derivative assets	12,515	12,515	9,317	9,317
FDIC shared-loss indemnification asset	300,161	378,444	312,957	392,367
Accrued interest receivable	18,750	18,750	20,182	20,182
Servicing assets	10,725	10,725	10,454	10,454
Financial Liabilities:
Deposits	2,301,926	2,274,568	2,527,432	2,395,267
Securities sold under agreements to repurchase	3,125,721	3,056,165	3,092,122	3,056,238
Advances from FHLB	285,971	281,713	285,663	281,753
FDIC-guaranteed term notes	—	—	105,752	105,834
Subordinated capital notes	36,083	36,083	36,083	36,083
Short term borrowings	43,564	43,564	39,920	39,920
Accrued expenses and other liabilities	30,624	30,624	35,476	35,476

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2012 and December 31, 2011:

•

Cash and cash equivalents, money market investments, time deposits with other banks, accrued interest receivable and payable, securities purchased under agreements to resell, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•	Investments in FHLB stock are valued at their redemption value.

•

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments is determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary or compared to counterparties prices and agreed by management.

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

•

Fair value of interest rate swaps and forward-settlement swaps are based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•

The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

•

For short-term borrowings, the carrying amount is considered a reasonable estimate of fair value. The subordinated capital notes have a par value of $36.1 million, and bear interest based on 3-month LIBOR plus 295 basis points (3.42% at March 31, 2012; 3.30% at December 31, 2011), payable quarterly. The fair value of long-term borrowings is based on the discounted value of the contractual cash flows, using current estimated market discount rates for borrowings with similar terms and remaining maturities and put dates.

•

The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

NOTE 18 — SEGMENT REPORTING

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended March 31, 2012 and 2011:

	March 31, 2012
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$39,665	$—	$30,254	$69,919	$—	$69,919
Interest expense	(6,532)	—	(24,525)	(31,057)	—	(31,057)

Net interest income	33,133	—	5,729	38,862	—	38,862
Provision for non-covered loan and lease losses	(3,000)	—	—	(3,000)	—	(3,000)
Provision for covered loan and lease losses, net	(7,157)	—	—	(7,157)	—	(7,157)
Non-interest income	478	5,790	6,702	12,970	—	12,970
Non-interest expenses	(22,274)	(4,888)	(1,923)	(29,085)	—	(29,085)
Intersegment revenues	403	—	—	403	(403)	—
Intersegment expenses	—	(308)	(95)	(403)	403	—

Income before income taxes	$1,583	$594	$10,413	$12,590	$—	$12,590

Total assets	$3,248,441	$15,230	$3,898,848	$7,162,519	$(701,164)	$6,461,355

	March 31, 2011
	Banking	Wealth Management	Treasury	Total Major Segments	Eliminations	Consolidated Total
	(In thousands)
Interest income	$32,184	$—	$45,850	$78,034	$—	$78,034
Interest expense	(9,326)	—	(31,431)	(40,757)	—	(40,757)

Net interest income	22,858	—	14,419	37,277	—	37,277
Provision for non-covered loan and lease losses	(3,800)	—	—	(3,800)	—	(3,800)
Provision for covered loan and lease losses, net	(549)	—	—	(549)	—	(549)
Non-interest income (loss)	6,600	4,752	(3,947)	7,405	—	7,405
Non-interest expenses	(24,231)	(4,017)	(2,532)	(30,780)	—	(30,780)
Intersegment revenues	412	—	—	412	(412)	—
Intersegment expenses	—	(288)	(124)	(412)	412	—

Income before income taxes	$1,290	$447	$7,816	$9,553	$—	$9,553

Total assets	$3,207,489	$12,329	$4,673,141	$7,892,959	$(716,700)	$7,176,259

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Quarters Ended March 31,
	2012	2011	Variance %
EARNINGS DATA:
Interest income	$69,919	$78,034	-10.4%
Interest expense	31,057	40,757	-23.8%

Net interest income	38,862	37,277	4.3%
Provision for non-covered loan and lease losses	3,000	3,800	-21.1%
Provision for covered loan and lease losses, net	7,157	549	1203.6%

Total provision for loan and lease losses, net	10,157	4,349	133.5%

Net interest income after provision for loan and lease losses	28,705	32,928	-12.8%
Non-interest income	12,970	7,405	75.2%
Non-interest expenses	29,085	30,780	-5.5%

Income before taxes	12,590	9,553	31.8%
Income tax expense	1,937	6,472	-70.1%

Net Income	10,653	3,081	245.8%
Less: Dividends on preferred stock	(1,201)	(1,201)	0.0%

Income available to common shareholders	$9,452	$1,880	402.8%

PER SHARE DATA:
Basic	$0.23	$0.04	475.0%

Diluted	$0.23	$0.04	475.0%

Average common shares outstanding and equivalents	41,162	46,179	-10.9%

Book value per common share	$15.27	$14.22	7.4%

Tangible book value per common share	$15.17	$14.13	7.4%

Market price at end of period	$12.10	$12.55	-3.6%

Cash dividends declared per common share	$0.06	$0.05	20.0%

Cash dividends declared on common shares	$2,442	$2,269	7.6%

PERFORMANCE RATIOS:
Return on average assets (ROA)	0.65%	0.17%	282.4%

Return on average common equity (ROE)	6.02%	1.14%	428.1%

Equity-to-assets ratio	10.67%	9.94%	7.3%

Efficiency ratio	57.55%	64.79%	-11.2%

Expense ratio	1.16%	1.24%	-6.5%

Interest rate spread	2.52%	2.22%	13.5%

Interest rate margin	2.59%	2.26%	14.6%

SELECTED FINANCIAL DATA

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	March 31, 2012	December 31, 2011	Variance %
PERIOD END BALANCES AND CAPITAL RATIOS:
Investments and loans
Investments securities	$3,645,118	$3,867,970	-5.8%
Loans and leases not covered under shared-loss agreements with the FDIC, net	1,194,732	1,173,677	1.8%
Loans and leases covered under shared-loss agreements with the FDIC, net	461,759	496,276	-7.0%

Total investments and loans	$5,301,609	$5,537,923	-4.3%

Deposits and borrowings
Deposits	$2,274,567	$2,395,267	-5.0%
Securities sold under agreements to repurchase	3,056,165	3,056,238	0.0%
Other borrowings	361,360	463,590	-22.1%

Total deposits and borrowings	$5,692,092	$5,915,095	-3.8%

Stockholders’ equity
Preferred stock	$68,000	$68,000	0.0%
Common stock	47,841	47,809	0.0%
Additional paid-in capital	499,786	499,096	0.1%
Legal surplus	51,246	50,178	2.3%
Retained earnings	74,091	68,149	9.5%
Treasury stock, at cost	(81,772)	(74,808)	-9.3%
Accumulated other comprehensive income	30,098	37,131	-18.9%

Total stockholders’ equity	$689,290	$695,555	-0.8%

Capital ratios
Leverage capital	10.25%	9.65%	4.9%

Tier 1 risk-based capital	32.34%	31.52%	2.7%

Total risk-based capital	33.64%	32.80%	2.6%

Tier 1 common equity to risk-weighted assets	29.03%	28.28%	2.8%

Financial assets managed
Trust assets managed	$2,372,129	$2,216,088	7.0%
Broker-dealer assets gathered	2,058,331	1,926,147	6.9%

Total assets managed	$4,430,460	$4,142,235	7.0%

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the foregoing “Selected Financial Data” and the Group’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

During the quarter ended March 31, 2012, the Group continued to perform well despite the turbulent credit market and the recession in Puerto Rico. The Group continued to move away from its reliance on the investment securities portfolio by improving interest income from the Group’s loan portfolio prior to the provision for loan and lease losses. The Group also continued to effectively manage its non-interest expenses and to implement the share repurchase program. Complementary to the Group’s focus in growing the commercial lending business, the Group achieved a noticeable improvement in asset quality, resulting in a reduction in non-performing non-covered loans and a reduction in higher cost wholesale deposits.

Operating revenues for the quarter ended March 31, 2012 increased 16.0%, or $7.1 million, to $51.8 million from the same period in 2011. Following is a tabular presentation of the Group’s operating revenues for the quarters ended March 31, 2012 and 2011:

	Quarters Ended March 31,
	2012	2011
	(in thousands)
OPERATING REVENUE
Net interest income	$38,862	$37,277
Non-interest income, net	12,970	7,405

Total operating revenues	$51,832	$44,682

Interest Income

Total interest income for the quarter ended March 31, 2012 decreased 10.4%, as compared to the same period in 2011, to $69.9 million. Such decrease primarily reflects a 34.0% decrease on interest income from investments, related to an increase in premium amortization due to an increase in prepayment speeds caused by historically low interest rates, and a lower balance in the investment securities portfolio.

The decrease in interest income on investments was mitigated by an increase in interest income from covered loans from $14.2 million for the quarter ended March 31, 2011 to $21.5 million for the quarter ended March 31, 2012. Also, the yield on covered loans increased from 9.30% for the quarter ended March 31, 2011 to 17.52% for the quarter ended March 31, 2012. Covered loans are accounted for under the provisions of ASC 310-30. This increase in yield is the result of the Group’s assessment in 2011 of higher projected cash flows on certain pools of covered loans, as credit losses are expected to be lower than initially estimated for these loan pools. The accretable yield amounted to $174.9 million at March 31, 2012 compared to $130.5 million at March 31, 2011. Interest income from non-covered loans remained level.

Interest Expense

Total interest expense for the quarter ended March 31, 2012 fell 23.8% to $31.1 million as compared to the same period in 2011. This reflects the lower cost of both securities sold under agreements to repurchase (2.30% vs. 2.79%) and deposits (1.58% vs. 1.91%).

In December 2011, as previously reported, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. As a result of the aforementioned transactions, total interest expense on securities sold under agreements to repurchase declined 27.3% as compared to March 31, 2011.

Net Interest Income

Net interest income for the quarter ended March 31, 2012 was $38.9 million, up 4.2% from the same period in 2011. Such increase primarily reflects a 51.4% increase in interest income from covered loans, mainly as a result of their continued improved performance.

Net interest margin of 2.59% for the quarter ended March 31, 2012 increased 33 basis points from the same period in 2011.

Provision for Loan and Lease Losses

Provision for non-covered loans for the quarter ended March 31, 2012 decreased 21.1% as compared to the same period in 2011. Provision for covered loans for the quarter ended March 31, 2012 was $7.2 million, reflecting the Group’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Group’s expectations for the remaining terms of the loan pools. During this quarter, some construction and development and commercial real estate loan pools underperformed, which required the aforementioned provision, net of the estimated reimbursement from the FDIC.

Non-Interest Income

The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well as the Group expanded market share in light of the FDIC-assisted acquisition and the Group’s service proposition and capital strength, as opposed to using rates to attract loans or deposits. During the quarter ended March 31, 2012, core banking and wealth management revenues increased 14.2% to $11.7 million as compared to the same period in 2011, primarily reflecting a $1.2 million increase in wealth management revenues to $5.9 million, due to an increase of 9.7% in assets under management.

The net amortization of the FDIC shared-loss indemnification asset of $4.8 million for the quarter ended March 31, 2012, compared to net accretion of $1.2 million for the same period in 2011, resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortizes the shared-loss indemnification asset through the life of shared-loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

Results for the year also include a $7.4 million gain on the sale of investment securities with a book value of $202.8 million as the Group took advantage of market opportunities.

During the quarter ended March 31, 2012, losses from derivatives activities decreased to $1 thousand from losses of $4.0 million for the same period in 2011. The losses in 2011 included realized losses of $4.3 million due to the terminations of forward settlement swaps with a notional amount of $1.25 billion. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $950 million, designated as cash flow hedges.

Non-Interest Expenses

Due to effective cost controls, non-interest expenses decreased 5.5% to $29.1 million for the quarter ended March 31, 2012, compared to $30.8 million in the previous year quarter, resulting in an efficiency ratio of 57.55% for the quarter ended March 31, 2012 (compared to 64.79% for the quarter ended March 31, 2011).

Income Tax Expense

Income tax expense was $1.9 million for the quarter ended March 31, 2012, compared to $6.5 million for the same period in 2011. This decrease was mainly due to the $5.4 million income tax expense recorded during the quarter ended March 31, 2011 related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30%.

At December 31, 2011, the IBE had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in the IBE enacted tax rate from 5% to 0%, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to the IBE becoming tax exempt. During the quarter ended March 31, 2012, income tax provision included $558 thousand related to this residual tax effect from the IBE.

Income Available to Common Shareholders

For the quarter ended March 31, 2012, the Group’s income available to common shareholders amounted to $9.5 million, compared to $1.9 million for the same period in 2011 . Earnings per basic and fully diluted common share were $0.23 for the quarter ended March 31, 2012, compared to income per basic and fully diluted common share of $0.04 for the quarter ended March 31, 2011.

Interest Earning Assets

The investment portfolio amounted to $3.645 billion at March 31, 2012, a 5.8% decrease compared to $3.868 billion at December 31, 2011, while the loan portfolio decreased 0.8% to $1.656 billion at March 31, 2012, compared to $1.670 billion at December 31, 2011. The decrease in the investment portfolio reflects a reduction of 9.7%, or $287.5 million, in the available-for-sale portfolio, due to the sale of approximately $202.8 million in investment securities, which was partially offset by an increase of 7.3%, or $64.5 million, in the held-to-maturity portfolio. The decrease in the loan portfolio is mostly due to an increase of $19.2 million, in the allowance for loan and lease losses on covered loans. In addition, the loan portfolio had a decrease in covered loans of 2.9% as they continue to be repaid, which was partially offset by an increase of 1.8% in non-covered loans.

In January 2012, the Group made the strategic decision to sell a $26.0 million collateralized debt obligation at a loss of $15.0 million. This loss was accounted for as other-than-temporary impairment in the fourth quarter of 2011, and no additional gain or loss was realized on such sale since this asset was sold at the same value reflected at December 31, 2011.

Interest Bearing Liabilities

Total deposits amounted to $2.275 billion at March 31, 2012, a decrease of 5.0% compared to $2.395 billion at December 31, 2011. Core retail deposits, which exclude institutional and brokered deposits, remained approximately level compared to December 31, 2011, while wholesale deposits decreased 24.9% as higher cost deposits matured during the year. Interest-bearing savings and demand deposits increased 1.8%, while non-interest bearing demand deposits and retail deposits decreased 4.9% and 1.0%, respectively.

Using available cash, in March 2012, the Group’s banking subsidiary repaid at maturity the $105.0 million in senior unsecured notes issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP ”) with an all-in cost of 3.75%. Due to the repayment of the TLGP notes, total borrowings decreased 2.9% to $3.418 billion at March 31, 2012, compared to $3.520 billion at December 31, 2011.

Stockholders’ Equity

Stockholders’ equity at March 31, 2012 was $689.3 million, compared to $695.6 million at December 31, 2011, a decrease of 0.9%. This decrease reflects stock repurchases under the active stock repurchase program, partially offset by the net income for the quarter.

There were 40.7 million common shares outstanding at March 31, 2012, a decrease of 1.3% from December 31, 2011 due to the stock repurchases under the Group’s stock repurchase program. On June 29, 2011, the Group announced the adoption of a program to purchase $70 million in shares in the open market. Under such program, the Group purchased approximately 603,000 shares at an average price of $11.61 per share during the quarter ended March 31, 2012. Approximately $33 million remains available for purchases under the $70 million program as of March 31, 2012. In 2011, the Group purchased approximately 5.2 million shares at an average price of $11.28 per share.

Book value per share was $15.27 at March 31, 2012 compared to $15.22 at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At March 31, 2012, Tier 1 Leverage Capital Ratio was 10.25% (2.56 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 32.34% (8.09 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 33.64% (4.20 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter ended March 31, 2012 was 6.02%, up from 1.14% for the quarter ended March 31, 2011. Return on average assets (“ROA”) for the quarter ended March 31, 2012 was 0.65%, up from 0.17% for the quarter ended March 31, 2011. The increase in both is mostly due to a 435.8% increase in net income from $3.1 million in the quarter ended March 31, 2011 to $10.7 million in the quarter ended March 31, 2012.

Assets Under Management

Assets managed by the trust division, the pension plan administration subsidiary, and the broker-dealer subsidiary increased from $4.142 billion as of December 31, 2011 to $4.430 billion as of March 31, 2012. The Group’s trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans. At March 31, 2012, total assets managed by the Group’s trust division and CPC amounted to $2.372 billion, compared to $2.216 billion at December 31, 2011, mainly related to market appreciation. At March 31, 2012, total assets managed by the broker-dealer from its customer investment accounts increased to $2.058 billion, compared to $1.926 billion at December 31, 2011, mainly related to market appreciation.

Lending

Total loan production of $110.2 million for the quarter increased 41.3% year over year. The strategically significant commercial loan category hit a record $55.4 million in production, a more than three-fold increase from the year ago quarter.

The Group sells most of its conforming mortgages in the secondary market, and retains servicing rights. As a result, mortgage banking activities now reflect originations as well as a growing servicing portfolio, a source of recurring revenue.

Mortgage loan production of $45.0 million for the quarter ended March 31, 2012 decreased 14.7% from the same period in 2011. Leasing and consumer loans production for the quarter ended March 31, 2012 totaled $9.7 million, up 14.4% from the same period in 2011.

Credit Quality on Non-Covered Loans

Net credit losses increased $147 thousand, to $2.7 million, representing 0.88% of average non-covered loans outstanding, versus 0.85% in 2011. The allowance for loan and lease losses on non-covered loans increased to $37.4 million (3.03% of total non-covered loans) at March 31, 2012, compared to $37.0 million (3.06% of total non-covered loans) at December 31, 2011.

NPLs decreased 9.2%, or $12.4 million, in the quarter ended March 31, 2012. The Group does not expect NPLs to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of all loans are collateralized by real estate. Early delinquency loans (30-89 days past due) dropped 7.0% year over year. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30.

Non-GAAP Measures

The Group uses certain non-GAAP measures of financial performance to supplement the financial statements presented in accordance with GAAP. The Group presents non-GAAP measures that management believes is useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP.

The Group’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax pre-provision operating income basis (defined as net interest income, plus banking and wealth management revenues, less non-interest expenses, and calculated on the table below) . The Group’s management believes that, given the nature of the items excluded from the definition of pre-tax pre-provision operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Group’s continuing business.

Tangible common equity consists of common equity less goodwill and core deposit intangibles. Management believes that the ratios of tangible common equity to total assets and to risk-weighted assets assist investors in analyzing the Group’s capital position.

During the quarter ended March 31, 2012, the Group’s pre-tax pre-provision operating income was approximately $21.5 million, an increase of 28.3% from $16.7 million in the same quarter of last year. Pre-tax pre-provision operating income is calculated as follows:

	Quarters Ended March 31,
	2012	2011
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$38,862	$37,278

Core non-interest income:
Wealth management revenues	5,889	4,682
Banking service revenues	3,286	3,724
Mortgage banking activities	2,502	1,823

Total core non-interest income	11,677	10,229
Less non interest expenses	(29,085)	(30,781)

Total pre-tax pre-provision operating income	$21,454	$16,726

At March 31, 2012, tangible common equity to total assets was 9.56% compared to 9.32% at December 31, 2011. Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at March 31, 2012 increased to 30.08% and 33.58%, respectively, from 29.71% and 33.14% at December 31, 2011.

ANALYSIS OF RESULTS OF OPERATIONS

TABLE 1 — QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME RATE

FOR THE QUARTERS ENDED MARCH 31, 2012 AND 2011

	Interest		Average rate		Average balance
	March 2012	March 2011	March 2012	March 2011	March 2012	March 2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$69,919	$78,034	4.66%	4.73%	$6,006,728	$6,603,908
Tax equivalent adjustment	15,098	14,929	1.01%	0.90%	—	—

Interest-earning assets - tax equivalent	85,017	92,963	5.67%	5.63%	6,006,728	6,603,908
Interest-bearing liabilities	31,057	40,757	2.13%	2.51%	5,823,296	6,486,436

Tax equivalent net interest income / spread	53,960	52,206	3.54%	3.12%	183,432	117,472

Tax equivalent interest rate margin			3.59%	3.16%

B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	29,853	45,607	3.21%	4.09%	3,722,006	4,462,025
Money market investments	402	236	0.27%	0.26%	594,326	357,721

Total investments	30,255	45,843	2.80%	3.80%	4,316,332	4,819,746

Loans not covered under shared-loss agreements with the FDIC:
Mortgage	12,814	13,391	6.13%	6.01%	835,592	891,889
Commercial	4,095	3,503	5.55%	6.03%	295,043	232,223
Leasing	548	276	8.16%	10.31%	26,878	10,704
Consumer	666	795	6.47%	8.49%	41,194	37,510

Total non-covered loans	18,123	17,965	6.05%	6.13%	1,198,707	1,172,326

Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	5,198	3,496	13.13%	7.62%	157,278	178,780
Commercial and construction	13,667	7,759	16.86%	8.06%	289,054	343,109
Leasing	2,372	2,483	28.81%	13.40%	32,931	74,145
Consumer	304	488	8.89%	10.52%	12,426	15,802

Total covered loans	21,541	14,226	17.52%	9.30%	491,689	611,836

Total loans	39,664	32,191	9.39%	7.22%	1,690,396	1,784,162

Total interest earning assets	69,919	78,034	4.66%	4.73%	6,006,728	6,603,908

Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	—	—	—	—	175,224	169,175
Now accounts	2,456	3,570	1.20%	1.84%	815,277	777,569
Savings and money market	627	1,027	1.07%	1.66%	235,275	247,709
Individual retirement accounts	2,330	2,633	2.56%	2.92%	364,499	360,351
Retail certificates of deposits	2,117	2,866	2.34%	2.40%	361,799	477,565

Total retail deposits	7,530	10,096	1.54%	1.99%	1,952,074	2,032,369

Institutional deposits	459	903	1.61%	1.41%	113,913	255,737
Brokered deposits	1,164	1,227	1.90%	1.80%	244,891	272,396

Total wholesale deposits	1,623	2,130	1.81%	1.61%	358,804	528,133

Total deposits	9,153	12,226	1.58%	1.91%	2,310,878	2,560,502

Borrowings:
Securities sold under agreements to repurchase	17,570	24,159	2.30%	2.79%	3,058,119	3,462,255
Advances from FHLB and other borrowings	3,097	3,049	3.76%	3.79%	329,855	321,755
FDIC-guaranteed term notes	909	1,021	4.11%	3.86%	88,361	105,841
Subordinated capital notes	328	302	3.64%	3.35%	36,083	36,083

Total borrowings	21,904	28,531	2.49%	2.91%	3,512,418	3,925,934

Total interest bearing liabilities	31,057	40,757	2.13%	2.51%	5,823,296	6,486,436

Net interest income / spread	$38,862	$37,277	2.52%	2.22%

Interest rate margin			2.59%	2.26%

Excess of average interest-earning assets over average interest-bearing liabilities					$183,432	$117,472

Average interest-earning assets to average interest-bearing liabilities ratio					103.15%	101.81%

C - CHANGES IN NET INTEREST INCOME DUE TO:

	Volume	Rate	Total
Interest Income:
Investments	$(4,788)	$(10,800)	$(15,588)
Loans	(2,389)	9,862	7,473

Total interest income	(7,177)	(938)	(8,115)

Interest Expense:
Deposits	(1,192)	(1,881)	(3,073)
Securities sold under agreements to repurchase	(2,820)	(3,769)	(6,589)
Other borrowings	(88)	50	(38)

Total interest expense	(4,100)	(5,600)	(9,700)

Net Interest Income	$(3,077)	$4,662	$1,585

Net Interest Income

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2012 and 2011.

Net interest income amounted to $38.9 million for the quarter ended March 31, 2012, an increase of 4.2% from $37.3 million for the same period in 2011. These changes reflect an increase of 23.2% in interest income from loans and a decrease of 23.8% interest expense, partially offset by a 34.0% decrease in interest income from investments.

Interest rate spread increased 30 basis points to 2.52% for the quarter ended March 31, 2012 from 2.22% in the quarter ended March 31, 2011. This increase reflects a 38 basis points decrease in the average cost of funds to 2.13% from 2.51%, partially offset by a 7 basis points decrease in the average yield of interest earning assets to 4.66% from 4.73%, as further explained below.

The decrease in interest income for the quarter was primarily the result of a decrease of $7.2 million in interest-earning assets volume variance, and a $939 thousand decrease in interest rate variance. Interest income from loans increased 23.2% to $39.7 million for the quarter ended March 31, 2012, mainly due to the re-yielding of various pools of covered loans during the third quarter of 2011. During the quarter ended March 31, 2012, interest income from covered loans increased 51.4% to $21.5 million, compared to the same period in 2011. Interest income on investments decreased 34.0% to $30.3 million for the quarter ended March 31, 2012, compared to $45.8 million for the same period in 2011, reflecting an increase in premium amortization due to an increase in prepayment speeds caused by a decline in interest rates, and lower balance in the investment securities portfolio. Such decrease was partially offset by the increase in interest income on covered loans by $7.3 million, mainly due to improved performance of covered residential mortgage and commercial and construction loans.

Interest expense decreased 23.8% reaching $31.1 million for the quarter ended March 31, 2012. This decrease was primarily the result of a $5.6 million decrease in interest rate variance, and a $4.1 million decrease in interest-earning liabilities volume variance. These decreases are due to a reduction in the balance of interest bearing liabilities and the cost of funds, which decreased 38 basis points to 2.13% from the previous year. The cost of deposits decreased by 33 basis points to 1.58% compared to 1.91% for the same period in 2011.

For the quarter ended March 31, 2012, the average balance of total interest-earning assets was $6.0 billion, a 9.0% decrease from the same period in 2011. This decrease in average balance of interest-earning assets was mainly attributable to a 10.4% decrease in average investments partially offset by a 5.3% increase in average loans. As of March 31, 2012, the Group had $454.0 million and $170.0 million in cash and cash equivalents and securities purchased under agreements to resell, respectively, compared to $605.5 million in cash and cash equivalents and no securities purchased under agreements to resell as of December 31, 2011.

For the quarter ended March 31, 2012, the average yield on interest-earning assets was 4.66% compared to 4.73% for the same period in 2011. This was mainly due to a decrease in the investment portfolio yield to 2.80% from 3.80%. However, such decrease was partially offset by the higher average yields in the loan portfolio, mainly due to the covered loans that had an average yield of 17.52% for the quarter ended March 31, 2012 compared to 9.30% for the same period in 2011.

TABLE 2 — NON-INTEREST INCOME SUMMARY

	Quarters Ended March 31,
	2012	2011	Variance
	(Dollars in thousands)
Wealth management revenues	$5,889	$4,682	25.8%
Banking service revenues	3,286	3,724	-11.8%
Mortgage banking activities	2,502	1,823	37.2%

Total banking and wealth management revenues	11,677	10,229	14.2%

Net accretion (amortization) of FDIC shared-loss indemnification asset	(4,827)	1,211	-498.6%
Net gain (loss) on:
Sale of securities	7,360	(2)	368100.0%
Derivatives	(1)	(3,956)	100.0%
Trading securities	(8)	(31)	74.2%
Foreclosed real estate	(398)	(132)	-201.5%
Other	(833)	86	-1068.6%

	1,293	(2,824)	145.8%

Total non-interest income, net	$12,970	$7,405	75.2%

Non-Interest Income

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

As shown in Table 2, the Group recorded non-interest income in the amount of $13.0 million for the quarter ended March 31, 2012, compared to $7.4 million for the same period in 2011, an increase of $5.6 million. This increase is mainly related to the $7.4 million gain on sale of securities, as the Group took advantage of market opportunities during the quarter ended March 31, 2012.

The net amortization of the FDIC shared-loss indemnification asset of $4.8 million for the quarter ended March 31, 2012, compared to net accretion of $1.2 million for the same period in 2011, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortizes the loss-share indemnification asset at a rate that mirrors the aforementioned re-yielding on the covered loans. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

The losses related to derivatives decreased approximately $4.0 million as compared to the quarter ended March 31, 2011, during which period the Group realized a loss of $4.3 million on termination of forward-settlement swaps with a notional amount of $1.25 billion, which were not designated as cash flow hedges. At the same time the Group entered into new forward-settlement swap contracts with a notional amount of $950 million, all of which were designated as cash flow hedges.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 25.8% to $5.9 million in the quarter ended March 31, 2012, from $4.7 million for the same period in 2011, due to increased brokerage, trust and insurance business.

Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 11.8% to $3.3 million in the quarter ended March 31, 2012, from $3.7 million for the same period in 2011. This decrease is attributable to a decrease in loan fees.

Income generated from mortgage banking activities increased 37.2% to $2.5 million in the quarter ended March 31, 2012, from $1.8 million for the same period in 2011, mainly as a result of favorable pricing of mortgages sold into the secondary market.

TABLE 3 — NON-INTEREST EXPENSES SUMMARY

	Quarters Ended March 31,
	2012	2011	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$10,365	$11,688	-11.3%
Professional and service fees	5,298	5,448	-2.8%
Occupancy and equipment	4,186	4,405	-5.0%
Insurance	1,820	1,985	-8.3%
Electronic banking charges	1,558	1,454	7.2%
Taxes, other than payroll and income taxes	1,174	1,380	-14.9%
Loan servicing and clearing expenses	967	1,021	-5.3%
Foreclosure and repossession expenses	954	723	32.0%
Advertising, business promotion, and strategic initiatives	848	1,192	-28.9%
Communication	412	397	3.8%
Director and investors relations	309	287	7.7%
Printing, postage, stationery and supplies	308	282	9.2%
Other operating expenses	886	518	71.0%

Total non-interest expenses	$29,085	$30,780	-5.5%

Relevant ratios and data:
Efficiency ratio	57.55%	64.79%

Expense ratio	1.16%	1.24%

Compensation and benefits to non-interest expense	35.64%	37.97%

Compensation to total assets owned	0.64%	0.65%

Average number of employees	745	723

Average compensation per employee	$55.7	$64.6

Assets owned per average employee	$8,673	$9,921

Non-Interest Expenses

Non-interest expenses for the quarter ended March 31, 2012 decreased 5.5% to $29.1 million, compared to $30.8 million for the same period in 2011, as a result of a decrease in compensation and employee benefits expenses and the effective implementation of cost controls.

Compensation and employee benefits decreased 11.3% to $10.4 million from $11.7 million for the same period in 2011. The decrease is related to an excess provision for bonus amounting to $857 thousand compared to the amount finally paid; resulting in a benefit in the quarter ended March 31, 2012.

Advertising, business promotion, and strategic initiatives for the quarter ended March 31, 2012 decreased 28.9% as compared to the same period in 2011, during which period such expenses were temporarily higher as a result of the Group’s rebranding.

Occupancy and equipment expense decreased 5.0% to $4.2 million for the quarter ended March 31, 2012 compared to $4.4 million for the same period in 2011, driven by a lower depreciation expense mainly attributed to fewer branches when compared to the same period in 2011.

Taxes, other than payroll and income taxes, decreased for the quarter ended March 31, 2012 as compared to the same period in 2011, principally due to the effect of the Eurobank integration, which for the same period in 2011 contemplated property taxes for all of Eurobank’s former facilities.

The Group’s cost control initiatives also yielded savings in professional and service fees and loan servicing and clearing expenses. There was also a decrease in insurance expenses, principally due to a change in FDIC assessment rates and in the methodology applied to the Bank. The current methodology is based on average consolidated total assets less average tangible equity, instead of average total domestic deposits.

The foregoing decreased expenses were partially offset by an increase in other operating expenses of 70.9% for the quarter ended March 31, 2012, as compared to the same period in 2011, mainly due to a non-recurring operational loss item amounting to $246 thousand and an increase of 32.0% in foreclosure and repossession expenses. Electronic banking charges also increased due to increases in the volume of transactions.

The decrease in the Group’s non-interest expense results improved the efficiency ratio to 57.6% for the quarter ended March 31, 2012, compared to 64.8% for the quarter ended March 31, 2011. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to a gain of $1.3 million for the quarter ended March 31, 2012, compared to a loss of $2.8 million for the quarter ended March 31, 2011. Revenues for purposes of the efficiency ratio for the quarter ended March 31, 2012 amounted to $50.5 million, compared to $47.5 million for the same period in 2011.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter ended March 31, 2012 totaled $3.0 million, a 21.1% decrease from the $3.8 million reported for 2011. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the quarter ended March 31, 2012 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The decrease in the provision for loan and lease losses is supported by the following observed trends during the quarter ended March 31, 2012:

•	Current loans to total gross loans increased from 85.8% at December 31, 2011 to 86.8% at March 31, 2012.

•	Loans 90 days past due to total gross loans decreased from 10.6% at December 31, 2011 to 9.8% at March 31, 2012.

•	Non-accruing loans decreased from $134.8 million at December 31, 2011 to $122.3 million at March 31, 2012.

The decrease in non-accruing loans is mainly related to an improvement in the non-performing residential mortgage and commercial loan portfolios as described in Table 12 below.

During the quarter ended March 31, 2012, net credit losses amounted to $2.6 million, a 5.8% increase when compared to $2.5 million reported for the same period in 2011. The increase was primarily due to a $1.3 million increase in net credit losses for commercial loans. Net credit losses on mortgage loans, consumer loans and leases decreased $853 thousand, $265 thousand, and $34 thousand, respectively. Total charge-offs remained level at $2.6 million in the quarter ended March 31, 2012 as compared to the same period in 2011, and total recoveries decreased from $135 thousand in the quarter ended March 31, 2011 to $123 thousand in the quarter ended March 31, 2012. As a result, the recoveries to charge-offs ratio decreased from 5.12% in March 31, 2011 to 4.44% in March 31, 2012.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. As part of the Group’s assessment of actual versus expected cash flows on covered loans during the quarter ended March 31, 2012, the Group observed that some pools of construction and development loans and commercial real estate loans underperformed. These observations required a provision for covered loan and lease losses of $7.2 million, net of the effect from the FDIC shared-loss indemnification asset, an increase from the provision for covered loans and lease losses of $549 thousand for the same period in 2011

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for a more detailed analysis of the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Income tax expense was $1.9 million for the quarter ended March 31, 2012, compared to $6.5 million for the same period in 2011. This decrease was mainly due to the $5.4 million income tax expense recorded during the quarter ended March 31, 2011 related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30%.

At December 31, 2011, the IBE had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in the IBE enacted tax rate from 5% to 0%, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to the IBE becoming tax exempt. During the quarter ended March 31, 2012, income tax provision included $558 thousand related to this residual tax effect from the IBE.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 — ASSETS SUMMARY AND COMPOSITION

	March 31, 2012	December 31, 2011	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$3,350,883	$3,560,807	-5.9%
Obligations of US Government sponsored agencies	32,031	—	100.0%
CMOs issued by US Government sponsored agencies	117,873	130,045	-9.4%
GNMA certificates	25,796	28,336	-9.0%
Structured credit investments	29,643	37,288	-20.5%
Puerto Rico Government and agency obligations	58,887	81,482	-27.7%
FHLB stock	23,779	23,779	0.0%
Other debt securities	5,793	5,980	-3.1%
Other investments	433	253	71.1%

Total investments	3,645,118	3,867,970	-5.8%

Loans:
Loans not covered under shared-loss agreements with the FDIC	1,198,654	1,183,748	1.3%
Allowance for loan and lease losses on non covered loans	(37,361)	(37,010)	-0.9%

Non covered loans receivable, net	1,161,293	1,146,738	1.3%
Mortgage loans held for sale	33,439	26,939	24.1%

Total loans not covered under shared-loss agreements with the FDIC, net	1,194,732	1,173,677	1.8%
Loans covered under shared-loss agreements with the FDIC	518,196	533,532	-2.9%
Allowance for loan and lease losses on covered loans	(56,437)	(37,256)	-51.5%

Total loans covered under shared-loss agreements with the FDIC, net	461,759	496,276	-7.0%

Total loans, net	1,656,491	1,669,953	-0.8%

Securities purchased under agreements to resell	170,000	—	100.0%

Total securities and loans	5,471,609	5,537,923	-1.2%

Other assets:
Cash and due from banks	450,033	601,614	-25.2%
Money market investments	3,964	3,863	2.6%
FDIC shared-loss indemnification asset	378,444	392,367	-3.5%
Foreclosed real estate	28,537	27,679	3.1%
Accrued interest receivable	18,750	20,182	-7.1%
Deferred tax asset, net	33,123	32,023	3.4%
Premises and equipment, net	20,722	21,520	-3.7%
Derivative assets	12,515	9,317	34.3%
Other assets	43,658	47,178	-7.5%

Total other assets	989,746	1,155,743	-14.4%

Total assets	$6,461,355	$6,693,666	-3.5%

Investments portfolio composition:
FNMA and FHLMC certificates	91.9%	92.1%
Obligations of US Government sponsored agencies	0.9%	0.0%
CMOs issued by US Government sponsored agencies	3.2%	3.4%
GNMA certificates	0.7%	0.7%
Structured credit investments	0.8%	1.0%
Puerto Rico Government and agency obligations	1.6%	2.1%
FHLB stock	0.7%	0.6%
Other debt securities and other investments	0.2%	0.2%

	100.0%	100.0%

Assets Owned

At March 31, 2012, the Group’s total assets amounted to $6.5 billion, a decrease of 3.5% when compared to $6.7 billion at December 31, 2011, and interest-earning assets remained level at $5.5 billion.

As set forth in Table 4, investments are the Group’s largest interest-earning assets component. Investments principally consist of money market instruments, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At March 31, 2012, the investment portfolio decreased 5.8% from $3.9 billion to $3.6 billion. This decrease is mostly due to a decrease of $209.9 million, or 5.9%, in FNMA and FHLMC certificates. During the quarter of March 31, 2012 the Group had gross realized gains of $7.4 million, mainly due to sales of mortgage-backed securities and CMOs of $177.0 million with a book value at sales of $169.6 million. There were no such sales during the quarter ended March 31, 2011.

At March 31, 2012, approximately 97% of the Group’s investment securities portfolio consists of fixed-rate mortgage-backed securities or notes guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations backed by a U.S. government-sponsored entity or the full faith and credit of the U.S. government, compared to 96% at December 31, 2011.

The Group’s loan portfolio is comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and leases. At March 31, 2012, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, remained level at $1.7 billion compared to the loan portfolio at December 31, 2011. The covered loan portfolio decreased $34.5 million, or 7.0%, as these loans continue to decrease as a net effect of the repayment of loans and the portion of accretable yield recognized as interest income. The non-covered loan portfolio increased $21.1 million, or 1.8%.

At March 31, 2012, the mortgage loan portfolio amounted to $805.0 million (66.9% of the gross non-covered loan portfolio), compared to $821.1 million (69.1% of the gross non-covered loan portfolio) at December 31, 2011. Mortgage loan production and purchases totaled $45.0 million for the quarter ended March 31, 2012, a decrease of 14.7% from $52.8 million in the previous year quarter.

At March 31, 2012, the commercial loan portfolio amounted to $330.1 million (27.4% of the gross non-covered loan portfolio), compared to $301.6 million (25.3% of the gross non-covered loan portfolio) at December 31, 2011. Commercial loan production increased 232.9% for the quarter ended March 31, 2012 from $16.6 million in 2011 to $55.4 million in 2012.

At March 31, 2012, the consumer loan portfolio amounted to $39.7 million (3.3% of the gross non-covered loan portfolio), compared to $39.9 million (3.4% of the gross non-covered loan portfolio) at December 31, 2011. Consumer loan production increased 42.1% for the quarter ended March 31, 2012 from $3.6 million in 2011 to $5.2 million in 2012.

At March 31, 2012, the leasing portfolio amounted to $28.4 million (2.4% of the gross non-covered loan portfolio), compared to $25.8 million (2.2% of the gross non-covered loan portfolio) at December 31, 2011. Leasing production decreased 6.3% for the quarter ended March 31, 2012 from $4.9 million in 2011 to $4.6 million in 2012.

The FDIC shared-loss indemnification asset amounted to $378.4 million and $392.4 million as of March 31, 2012 and December 31, 2011, respectively. The FDIC shared-loss indemnification asset is reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements received from the FDIC during the quarter ended March 31, 2012 of $24.1 million and a net amortization of $4.8 million, which was partially offset by an increase of $12.0 million in expected credit impairment losses to be covered under shared-loss agreements, net.

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	March 31, 2012	December 31, 2011	Variance %
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$803,500	$819,651	-2.0%
Home equity loans and others	1,479	1,411	4.8%
Commercial	217,371	218,261	-0.4%
Deferred loan fees, net	(4,298)	(4,300)	0.0%

Total loans secured by real estate	1,018,052	1,035,023	-1.6%

Other loans:
Commercial	112,705	83,312	35.3%
Personal consumer loans and credit lines	39,678	39,890	-0.5%
Leasing	28,363	25,768	10.1%
Deferred loan fees, net	(144)	(245)	41.2%

Total other loans	180,602	148,725	21.4%

Loans receivable	1,198,654	1,183,748	1.3%
Allowance for loan and lease losses	(37,361)	(37,010)	-0.9%

Loans receivable, net	1,161,293	1,146,738	1.3%
Mortgage loans held-for-sale	33,439	26,939	24.1%

Total loans not covered under shared-loss agreements with FDIC, net	1,194,732	1,173,677	1.8%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	140,105	140,824	-0.5%
Construction and development secured by 1-4 family residential properties	17,626	16,976	3.8%
Commercial and other construction	321,632	325,832	-1.3%
Leasing	25,581	36,122	-29.2%
Consumer	13,252	13,778	-3.8%

Total loans covered under shared-loss agreements with FDIC	518,196	533,532	-2.9%
Allowance for loan and lease losses on covered loans	(56,437)	(37,256)	-51.5%

Total loans covered under shared-loss agreements with FDIC, net	461,759	496,276	-7.0%

Total loans receivable, net	$1,656,491	$1,669,953	-0.8%

TABLE 6 — LIABILITIES SUMMARY AND COMPOSITION

	March 31, 2012	December 31, 2011	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$180,768	$190,001	-4.9%
Now accounts	821,167	810,844	1.3%
Savings and money market accounts	238,917	230,673	3.6%
Certificates of deposit	1,028,901	1,159,258	-11.2%

Total deposits	2,269,753	2,390,776	-5.1%
Accrued interest payable	4,814	4,491	7.2%

Total deposits and accrued interest payable	2,274,567	2,395,267	-5.0%

Borrowings:
Short term borrowings	43,564	39,920	9.1%
Securities sold under agreements to repurchase	3,056,165	3,056,238	0.0%
Advances from FHLB	281,713	281,753	0.0%
FDIC-guaranteed term notes	—	105,834	-100.0%
Subordinated capital notes	36,083	36,083	0.0%

Total borrowings	3,417,525	3,519,828	-2.9%

Total deposits and borrowings	5,692,092	5,915,095	-3.8%

Derivative liabilities	49,426	47,425	4.2%
Other liabilities	30,547	35,591	-14.2%

Total liabilities	$5,772,065	$5,998,111	-3.8%

Deposits portfolio composition percentages:
Non-interest bearing deposits	8.0%	7.9%
Now accounts	36.2%	33.9%
Savings and money market accounts	10.5%	9.6%
Certificates of deposit	45.3%	48.5%

	100.0%	100.0%

Borrowings portfolio composition percentages:
Short term borrowings	1.3%	1.1%
Securities sold under agreements to repurchase	89.4%	86.9%
Advances from FHLB	8.2%	8.0%
FDIC-guaranteed term notes	0.0%	3.0%
Subordinated capital notes	1.1%	1.0%

	100.0%	100.0%

Securities sold under agreements to repurchase
Amount outstanding at quarter-end	$3,056,165	$3,056,238

Daily average outstanding balance	$3,058,119	$3,417,892

Maximum outstanding balance at any month-end	$3,060,578	$3,466,480

Liabilities and Funding Sources

As shown in Table 6, at March 31, 2012, the Group’s total liabilities were $5.8 billion, 3.8% lower than the $6.0 billion reported at December 31, 2011. Deposits and borrowings, the Group’s funding sources, amounted to $5.7 billion at March 31, 2012 versus $5.9 billion at December 31, 2011, a 3.8% decrease.

At March 31, 2012, borrowings represented 60.0% of interest-bearing liabilities and deposits represented 40.0%. Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, and other borrowings. At March 31, 2012, borrowings amounted to $3.4 billion, 2.9% lower than the $3.5 billion reported at December 31, 2011. The Bank’s FDIC-guaranteed senior unsecured notes issued under the TLGP totaling $105 million were repaid in full at maturity in March 2012. Repurchase agreements as of March 31, 2012 remained at $3.1 billion.

At March 31, 2012, short term borrowings amounted to $43.6 million, 9.1% higher than the $39.9 million reported at December 31, 2011. Short term borrowings mainly consist of deposits of the Puerto Rico Cash & Money Market Fund.

As a member of the Federal Home Loan Bank (“FHLB”), the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $281.7 million and $281.8 million as of March 31, 2012, and December 31, 2011, respectively. These advances mature from May 2012 through May 2014.

At March 31, 2012, deposits and accrued interest payable, the second largest category of the Group’s interest-bearing liabilities, were $2.275 billion, down 5.0% from $2.395 billion at December 31, 2011. This decrease was mainly attributable to a decrease in higher cost brokered deposits and other wholesale institutional deposits which decreased 17.5% and 36.2%, respectively, to $211.1 million and $107.4 million in March 31, 2012 from $255.9 million and $168.3 million in December 31, 2011.

Stockholders’ Equity

At March 31, 2012, the Group’s total stockholders’ equity was $689.3 million, a 0.9% decrease when compared to $695.6 million at December 31, 2011. This decrease reflects stock repurchases under the Group’s $70 million stock repurchase program, partially offset by the net income for the quarter.

On February 3, 2011, the Group announced that its Board of Directors had approved a stock repurchase program pursuant to which the Group was authorized to purchase in the open market up to $30 million of its outstanding shares of common stock. On June 29, 2011, the Group announced the completion of the $30 million stock repurchase program and the approval by the Board of Directors of a new program to purchase an additional $70 million of common stock in the open market.

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2010, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share. In 2011, under the $70 million stock repurchase program, the Group purchased approximately 5,189,000 shares for a total of $58.5 million at an average price of $11.28 per share. During the quarter ended March 31, 2012, the Group purchased approximately 603,000 shares under the $70 million program at an average price of $11.61 per share. Approximately $33 million remains available for purchases under the $70 million program as of March 31, 2012.

Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at March 31, 2012 and December 31, 2011 increased to 30.08% and 33.58% from 29.71% and 33.14%, respectively.

The Group maintains capital ratios in excess of regulatory requirements. At March 31, 2012, Tier 1 Leverage Capital Ratio was 10.25% (2.56 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 32.34% (8.09 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 33.64% (4.21 times the requirement of 8.00%).

Taking into consideration the Group’s strong capital position, the quarterly cash dividend per common share was increased by 20% to $0.06 per share on November 30, 2011. On an annualized basis, this represents an increase from $0.20 to $0.24 per share.

The following are the consolidated capital ratios of the Group at March 31, 2012 and December 31, 2011:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31, 2012	December 31, 2011	Variance %
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$689,290	$695,555	-0.9%

Regulatory Capital Ratios data:
Leverage Capital Ratio	10.25%	9.65%	4.8%

Minimum Leverage Capital Ratio Required	4.00%	4.00%

Actual Tier 1 Capital	$663,897	$661,614	0.3%

Minimum Tier 1 Capital Required	$259,162	$274,230	-4.3%

Excess over regulatory requirement	$404,735	$387,384	3.6%

Tier 1 Risk-Based Capital Ratio	32.34%	31.52%	2.6%

Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%

Actual Tier 1 Risk-Based Capital	$663,897	$661,614	0.3%

Minimum Tier 1 Risk-Based Capital Required	$82,104	$83,964	-2.2%

Excess over regulatory requirement	$581,793	$577,650	0.7%

Risk-Weighted Assets	$2,052,603	$2,099,109	-2.2%

Total Risk-Based Capital Ratio	33.64%	32.80%	2.6%

Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%

Actual Total Risk-Based Capital	$690,403	$688,452	0.3%

Minimum Total Risk-Based Capital Required	$164,208	$167,929	-2.2%

Excess over regulatory requirement	$526,195	$520,523	1.1%

Risk-Weighted Assets	$2,052,603	$2,099,109	-2.2%

Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	9.56%	9.32%	2.6%

Tangible common equity to risk-weighted assets	30.08%	29.71%	1.2%

Total equity to total assets	10.67%	10.39%	2.7%

Total equity to risk-weighted assets	33.58%	33.14%	1.3%

Tier 1 common equity to risk-weighted assets	29.03%	28.28%	2.7%

Tier 1 Common Equity Capital	$595,897	$593,614	0.4%

Stock data:
Outstanding common shares	40,689,650	41,244,533	-1.3%

Book value per common share	$15.27	$15.22	0.4%

Market price at end of period	$12.10	$12.11	-0.1%

Market capitalization at end of period	$492,349	$499,477	-1.4%

	Quarters Ended March 31,		Variance %
	2012	2011
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$2,242	$2,269	-1.2%

Cash dividends declared per share	$0.06	$0.05	20.0%

Payout ratio	26.14%	122.85%	-78.7%

Dividend yield	1.98%	0.39%	408.6%

The table that follows presents a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands, except share or per share information)
Total stockholder’s equity	$689,290	$695,555
Preferred stock	(68,000)	(68,000)
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,150)	(1,185)

Total tangible common equity	$617,439	$623,669

Total assets	6,461,355	6,693,666
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,150)	(1,185)

Total tangible assets	$6,457,504	$6,689,780

Tangible common equity to tangible assets	9.56%	9.32%
Common shares outstanding at end of period	40,689,650	41,244,533

Tangible book value per common share	$15.17	$15.12

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

The table below presents a reconciliation of the Group’s total common equity (GAAP) at March 31, 2012 and December 31, 2011 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	March 31, 2012	December 31, 2011
	(In thousands)
Common stockholder’s equity	$621,290	$627,555
Unrealized gains on available-for-sale securities, net of income tax	(73,942)	(79,245)
Unrealized losses on cash flow hedges, net of income tax	43,845	42,112
Disallowed deferred tax assets	(25,372)	(26,877)
Disallowed servicing assets	(1,073)	(1,045)
Intangible assets:
Goodwill	(2,701)	(2,701)
Other disallowed intangibles	(1,150)	(1,185)
Subordinated capital notes	35,000	35,000

Total Tier 1 common equity	$595,897	$593,614

Tier 1 common equity to risk-weighted assets	29.03%	28.28%

The following table presents the Group’s capital adequacy information at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Risk-based capital:
Tier 1 capital	$663,897	$661,614
Supplementary (Tier 2) capital	26,506	26,838

Total Capital	$690,403	$688,452

Risk-weighted assets:
Balance sheet items	$1,999,771	$2,047,906
Off-balance sheet items	52,832	51,203

Total risk-weighted assets	$2,052,603	$2,099,109

Ratios:
Tier 1 capital (minimum required - 4%)	32.34%	31.52%
Total capital ( minimum required - 8%)	33.64%	32.80%
Leverage ratio	10.25%	9.65%
Equity to assets	10.67%	10.39%
Tangible equity to assets	9.56%	9.32%

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively “Tier 1 Capital”). Banking organizations are expected to maintain at least 50% of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt.

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At March 31, 2012 and December 31, 2011, the Group was a “well capitalized” institution for regulatory purposes.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment will generally exclude certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2013. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2012 and December 31, 2011, the Group’s market capitalization for its outstanding common stock was $492.3 million ($12.10 per share) and $499.5 million ($12.11 per share), respectively.

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three years:

	Price		Cash Dividend Per share
	High	Low
2012
March 31, 2012	$12.69	$11.25	$0.06

2011
December 31, 2011	$12.35	$9.19	$0.06

September 30, 2011	$13.20	$9.18	$0.05

June 30, 2011	$13.07	$11.26	$0.05

March 31, 2011	$12.84	$11.40	$0.05

2011
December 31, 2010	$13.72	$11.50	$0.05

September 30, 2010	$14.45	$12.13	$0.04

June 30, 2010	$16.72	$12.49	$0.04

March 31, 2010	$14.09	$10.00	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2012 and at December 31, 2011:

	March 31, 2012	December 31, 2011	Variance %
	(Dollars in thousands)
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.77%	9.06%	6.5%

Actual Tier 1 Capital	$628,947	$616,590	2.0%

Minimum Capital Requirement (4%)	$257,425	$272,177	-4.2%

Minimum to be well capitalized (5%)	$321,781	$340,221	-4.2%

Tier 1 Capital to Risk-Weighted Assets	30.80%	29.56%	4.2%

Actual Tier 1 Risk-Based Capital	$628,947	$616,590	2.0%

Minimum Capital Requirement (4%)	$81,673	$83,438	-2.1%

Minimum to be well capitalized (6%)	$122,509	$125,157	-2.1%

Total Capital to Risk-Weighted Assets	32.09%	30.84%	4.1%

Actual Total Risk-Based Capital	$655,319	$643,266	1.9%

Minimum Capital Requirement (8%)	$163,345	$166,876	-2.1%

Minimum to be well capitalized (10%)	$204,181	$208,595	-2.1%

Group’s Financial Assets Managed

The Group’s financial assets managed include those managed by the Group’s trust division, retirement plan administration subsidiary, and securities broker-dealer subsidiary. Assets managed by the trust division and the broker-dealer subsidiary increased from $4.142 billion as of December 31, 2011 to $4.430 billion as of March 31, 2012 mainly as a result of market appreciation.

The Group’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At March 31, 2012, total assets managed by the Group’s trust division and CPC amounted to $2.372 billion, compared to $2.216 billion at December 31, 2011. The Group’s broker-dealer subsidiary offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2012, total assets gathered by the broker-dealer subsidiary from its customer investment accounts increased to $2.058 billion, compared to $1.926 billion at December 31, 2011.

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

Non-covered Loans

At March 31, 2012, the Group’s allowance for non-covered loan and lease losses amounted to $37.4 million or 3.03% of total non-covered loans versus $37.0 million, or 3.06%, of total non-covered loans at December 31, 2011. The allowance for residential mortgage loans and consumer loans decreased by 12.4% (or $2.7 million) and 6.7% (or $95 thousand), respectively, when compared with balances recorded at December 31, 2011. The allowance for commercial loans increased by 19.9% or $2.5 million, when compared with balances recorded at December 31, 2011. The unallocated allowance increased by 178.8% or $969 thousand, when compared with balances recorded at December 31, 2011. The increase in the unallocated allowance is mainly due to management’s assessment that continued recessionary conditions in Puerto Rico and the overall continued decline in real estate values will continue to have a negative effect in the credit statistics of the portfolios collateralized by real estate.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment, and loans that are recorded at fair value or at the lower of cost or market value. The portfolios of mortgage loans, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified are evaluated for impairment, or when deemed necessary by management. At March 31, 2012, the total investment in impaired commercial loans was $43.5 million, compared to $46.4 million at December 31, 2011. Most of the impaired commercial loans are measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependent, all other loans are measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $2.7 million and $3.5 million at March 31, 2012 and December 31, 2011, respectively. At March 31, 2012, the total investment in impaired mortgage loans was $56.6 million (December 31, 2011 — $51.5 million). Impairment on mortgage loans assessed as troubled-debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.9 million and $3.4 million at March 31, 2012 and December 31, 2011, respectively.

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

The Group’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2012 and December 31, 2011, the Group had $122.3 million and $134.8 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20, a decrease of 9.2%. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30. At March 31, 2012 and December 31, 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $47.4 million and $41.3 million, respectively.

At March 31, 2012, the Group’s non-performing assets totaled $140.2 million (2.34% of total assets, excluding covered loans) versus $149.8 million (2.42% of total assets, excluding covered loans) at December 31, 2011, a decrease of 6.4%. The Group’s non-performing loans generally reflect the recessionary economic environment in Puerto Rico. Nonetheless, the Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At March 31, 2012, the allowance for non-covered loan and lease losses to non-performing loans coverage ratio was 30.54% (27.46% at December 31, 2011).

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

The following items comprise non-performing assets:

•

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At March 31, 2012, the Group’s non-performing mortgage loans totaled $89.0 million (72.8% of the Group’s non-performing loans), a 1.4% decrease from $97.3 million (72.3% of the Group’s non-performing loans) at December 31, 2011. Non-performing loans in this category are primarily residential mortgage loans. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status. The interest receivable on such loans is evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

•

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2012, the Group’s non-performing commercial loans amounted to $33.1 million (27.0% of the Group’s non-performing loans), a 10.6% decrease when compared to non-performing commercial loans of $37.0 million at December 31, 2011 (27.4% of the Group’s non-performing loans). Approximately 66% of this portfolio is collateralized by commercial real estate properties.

•

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2012, the Group’s non-performing consumer loans amounted to $286 thousand (0.2% of the Group’s total non-performing loans), a 14.4% decrease from $334 thousand at December 31, 2011 (0.2% of total non-performing loans).

•

Leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2012, the Group’s non-performing leases amounted to $12 thousand (0.0% of the Group’s total non-performing loans), a decrease of 88.2% from $102 thousand at December 31, 2011 (0.1% of total non-performing loans).

•

Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended March 31, 2012 amounted to $398 thousand compared to $132 thousand in the quarter ended March 31, 2011.

The Group has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Group’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RHS, “Banco de la Vivienda de Puerto Rico”; conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC); conventional loans sold to the FNMA and FHLMC, and conventional loans retained by the Group. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced by the credit underwriting guidelines of FHA/VA/FNMA/FMAC, and performing loans not meeting secondary market guidelines, processed by the Group’s current credit and underwriting guidelines. The Group achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

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

Covered Loans

The allowance for loan and lease losses on covered loans acquired in the FDIC-assisted acquisition is accounted under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

As part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis, the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. During this quarter the Group further reviewed one commercial real estate, and three construction and development loan pools whose cash flows significantly underperformed compared to expectations established. The loans included in these pools have been in non-accrual status since the acquisition date. The Group reviewed the timing of the collections expected through workout and/or the timing assessed for the particular workout loan to foreclose for the most significant loans comprising the particular pools selected for review. The credit quality assumptions for these pools were updated to reflect an increase in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses. Such increase in provision was net of the effect of the increase in the FDIC shared-loss indemnification asset. As a result, the allowance for covered loans increased from $37.3 million at December 31, 2011 to $56.4 million at March 31, 2012.

The following table summarizes the credit assumptions related to the aforementioned pool of loans that during this quarter required additional allowance:

Pool Type and Credit Assumption	March 31, 2012	December 31, 2011

Construction and Development Loans
Default Rate	100%	80%
Severity	75%	65%
Recovery Lag (months)	26-28	19

Commercial Real Estate Loans
Default Rate	86%	50%
Severity	65%	60%
Recovery Lag (months)	17	19

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarters Ended March 31,		Variance %
	2012	2011
	(Dollars in thousands)
Non-covered loans
Balance at beginning of period	$37,010	$31,430	17.8%
Provision for non-covered loan and lease losses	3,000	3,800	-21.1%
Charge-offs	(2,772)	(2,638)	5.1%
Recoveries	123	135	-8.9%

Balance at end of period	$37,361	$32,727	14.2%

Allowance for loans and lease losses to:
Total loans, excluding covered loans	3.03%	2.78%	9.0%

Non-performing loans, excluding covered loans	30.54%	27.02%	13.0%

Covered loans
Balance at beginning of period	$37,256	$49,286	-24.4%
Provision for covered loan and lease losses, net	7,157	549	1203.6%
FDIC shared-loss portion on provision for loan and lease losses	12,024	3,645	229.9%

Balance at end of period	$56,437	$53,480	5.5%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	March 31, 2012	December 31, 2011	Variance %
	(Dollars in thousands)
Allowance balance:
Mortgage	$18,967	$21,652	-12.4%
Commercial	15,045	12,548	19.9%
Consumer	1,328	1,423	-6.7%
Leasing	510	845	-39.6%
Unallocated allowance	1,511	542	178.8%

Total allowance balance	$37,361	$37,010	0.9%

Allowance composition:
Mortgage	50.77%	58.52%	-13.2%
Commercial	40.27%	33.90%	18.8%
Consumer	3.55%	3.84%	-7.6%
Leasing	1.37%	2.28%	-39.9%
Unallocated allowance	4.04%	1.46%	176.7%

	100.00%	100.00%

Allowance coverage ratio at end of period applicable to:
Mortgage	2.36%	2.64%	-10.6%
Commercial	4.56%	4.16%	9.6%
Consumer	3.35%	3.57%	-6.2%
Leasing	1.80%	3.28%	-45.1%
Unallocated allowance to total loans	0.13%	0.05%	160.0%

Total allowance to total loans	3.12%	3.11%	0.3%

Allowance coverage ratio to non-performing loans:
Mortgage	21.46%	22.32%	-3.9%
Commercial	45.48%	33.92%	34.1%
Consumer	155.14%	216.59%	-28.4%
Leasing	4250.00%	828.43%	413.0%

Total	30.54%	27.46%	11.2%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED LOAN AND LEASES

	Quarters Ended March 31,		Variance %
	2012	2011
	(In thousands)
Mortgage
Charge-offs	$(922)	$(1,820)	-49.3%
Recoveries	—	45	-100.0%

Total	(922)	(1,775)	-48.1%
Commercial
Charge-offs	(1,637)	(309)	429.8%
Recoveries	67	37	81.1%

Total	(1,570)	(272)	477.2%
Consumer
Charge-offs	(182)	(448)	-59.4%
Recoveries	52	53	-1.9%

Total	(130)	(395)	-67.1%
Leasing
Charge-offs	(31)	(61)	-49.2%
Recoveries	4	—	100.0%

Total	(27)	(61)	-55.7%
Net credit losses
Total charge-offs	(2,772)	(2,638)	5.1%
Total recoveries	123	135	-8.9%

Total	$(2,649)	$(2,503)	5.8%

Net credit losses to average loans outstanding:
Mortgage	0.44%	0.80%	-45.0%

Commercial	2.13%	0.47%	353.2%

Consumer	1.26%	4.21%	-70.1%

Leasing	0.40%	2.28%	-82.5%

Total	0.88%	0.85%	3.5%

Recoveries to charge-offs	4.44%	5.12%	13.3%

Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$835,592	$891,889	-6.3%
Commercial	295,043	232,223	27.1%
Consumer	41,194	37,510	9.8%
Leasing	26,878	10,704	151.1%

Total	$1,198,707	$1,172,326	2.3%

TABLE 11 — NON-PERFORMING ASSETS

	March 31, 2012	December 31, 2011	Variance (%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$26,368	$27,533	-4.2%
Other loans	95,972	107,231	-10.5%

Total non-performing loans	$122,340	$134,764	-9.2%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	16,356	13,812	18.4%
Mortgage loans held for sale in non-accrual	1,519	1,223	24.2%

	$140,215	$149,799	-6.4%

Non-performing assets to total assets, excluding covered assets	2.34%	2.42%	-3.3%

Non-performing assets to total capital	20.32%	21.54%	-5.7%

	Quarters Ended March 31,
	2012	2011
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,714	$1,034

TABLE 12 — NON-PERFORMING LOANS

	March 31, 2012	December 31, 2011	Variance %
	(Dollars in thousands)
Non-performing loans:
Mortgage	$88,960	$97,340	-8.6%
Commercial	33,082	36,988	-10.6%
Consumer	286	334	-14.4%
Leasing	12	102	-88.2%

Total	$122,340	$134,764	-9.2%

Non-performing loans composition percentages:
Mortgage	72.8%	72.3%
Commercial	27.0%	27.4%
Consumer	0.2%	0.2%
Leasing	0.0%	0.1%

Total	100.0%	100.0%

Non-performing loans to:
Total loans, excluding covered loans	10.21%	11.38%	-10.3%

Total assets, excluding covered assets	2.06%	2.19%	-5.9%

Total capital	17.75%	19.33%	-8.2%

Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans	3.21%	2.77%	15.9%

Non-performing loans, excluding covered loans	31.55%	24.45%	28.5%

Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken, excluding covered loans	23.95%	23.73%	0.9%

Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken, excluding covered loans	44.61%	36.35%	22.7%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2012
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage	Carrying Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$17,443	$299	1.71%	$31,051	$481	1.55%	$85,572	$1,574	1.84%
90 - 119 days	273	5	1.83%	—	—	0.00%	351	13	3.70%
120 - 179 days	425	25	5.88%	164	17	10.37%	1,043	73	7.00%
180 - 364 days	609	38	6.24%	723	73	10.10%	2,436	164	6.73%
365+ days	1,578	198	12.55%	3,407	581	17.05%	11,061	1,341	12.12%

Total	$20,328	$565	2.78%	$35,345	$1,152	3.26%	$100,463	$3,165	3.15%

Percentage of total loans not covered by FDIC shared-loss agreements	1.65%			2.87%			8.15%

Refinanced or Modified Loans:

Amount	$2,876	$232	8.07%	$—	$—	0.00%	$16,968	$1,232	7.26%

Percentage of Higher-Risk Loan Category	14.15%			0.00%			16.89%

Loan-to-Value Ratio:
Under 70%	$15,205	$385	2.53%	$5,064	$78	1.54%	$—	$—	—
70% - 79%	3,224	54	1.67%	7,890	398	5.04%	—	—	—
80% - 89%	1,069	33	3.09%	9,144	251	2.74%	—	—	—
90% and over	830	93	11.20%	13,247	425	3.21%	100,463	3,165	3.15%

	$20,328	$565	2.78%	$35,345	$1,152	3.26%	$100,463	$3,165	3.15%

*	Loans may be included in more than one higher-risk loan category

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

On a monthly basis, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Simulations are carried out in two ways:

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2012 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount Change	Percent Change	Amount Change	Percent Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$32,258	23.32%	$33,809	23.91%

+ 100 Basis points	$18,584	13.43%	$19,368	13.70%

- 50 Basis points	$(9,920)	-7.17%	$(10,508)	-7.43%

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

The Group maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Group’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 8 to the accompanying unaudited consolidated financial statements for further information concerning the Group’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by the Group to manage interest rate risk:

Interest rate swaps — The Group entered into forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $49.4 million was recognized at March 31, 2012, related to the valuation of these swaps. Refer to Note 8 of the unaudited consolidated financial statements for a description of these swaps.

The following is a summary of recent transactions related to the Group’s forward-settlement swaps strategy:

•

In March 2011, the Group terminated all its open forward-settlement swaps, not designated as cash flow hedges, with an aggregate notional amount of $1.250 billion, recording a loss of $4.3 million. At the same time the Group entered into new forward-settlement swap contracts with a notional amount of $950 million, all of which were designated as cash flow hedges.

•

In May 2011, the Group sold all its options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million, recording a loss of $2.2 million. At the same time the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments.

•

In December 2011, $600 million in repurchase agreement funding with an average cost of 4.23% matured. Utilizing cash on hand and proceeds from the sale of approximately $77 million of mortgage-backed securities, the Group paid off $300 million of these repurchase agreements. At the same time the Group terminated forward-settlement swaps with an aggregate notional amount of $300 million, recording a loss of $4.9 million. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%, which includes the effect of the interest rate swaps designated to each of the renewed repurchase agreements. These transactions enabled the Group to eliminate $300 million in wholesale funding, reduce cost of funds on an additional $300 million of borrowings, and deploy cash at a significantly higher return, all of which is expected to generate approximately $13 million more in net interest income during the year 2012. The remaining $825 million in swaps will reduce the cost of $825 million of wholesale borrowings to 2.24% from 4.29% starting in May 2012.

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

At March 31, 2012 and December 31, 2011, the fair value of the purchased options used to manage the exposure to the S&P Index on stock-indexed certificates of deposits represented an asset of $12.5 million and $9.3 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $12.1 million and $9.4 million, respectively, recorded in deposits.

Structured borrowings — The Group uses structured repurchase agreements and advances from FHLB, with embedded put options, to reduce the Group’s exposure to interest rate risk by lengthening the contractual maturities of its liabilities.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities. In Puerto Rico, the Group’s principal market, the economic recession moderated in calendar year 2011 and is expected to improve in calendar year 2012 according to government data. However, economic growth remains a challenge due to the lack of significant employment growth and a housing sector that remains under pressure in spite of progress made by the Puerto Rico government in reducing its fiscal deficit.

The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government. A credit default by the U.S. government or a downgrade in the credit ratings of the U.S. government may have a material adverse effect on the Group. At March 31, 2012, the available-for-sale securities portfolio also includes approximately $29.6 million in structured credit investments that are considered of a higher credit risk than agency securities.

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

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is dependent upon other wholesale funding sources. Although the Group has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. Except for four repurchase agreements totaling $600 million, the Group’s repurchase agreements have been structured with initial terms that mature between three and ten years and the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturities. The Group’s $500 million repurchase agreement that matures on March 2, 2017 also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.

Brokered deposits are typically offered through an intermediary to small retail investors. The Group’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the Group’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.

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

As of March 31, 2012, the Group had approximately $454.0 million in cash and cash equivalents, $170.0 million in securities purchased under agreements to resell, $328.2 million in investment securities, $611.2 million in commercial loans, and $436.3 million in mortgage loans available to cover liquidity needs.

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

The Group classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Group has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee, and the Risk Management and Compliance Committee.

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

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the CFO have concluded that, as of the end of such period, the Group’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Group to disclose material information otherwise required to be set forth in the Group’s periodic reports.

Internal Control over Financial Reporting

There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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

Item 1A. RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Group’s 2011 annual report on Form 10-K. In addition to other information set forth in this report, you should carefully consider the risk factors included in the Group’s annual report on Form 10-K, as updated by this report or other filings the Group makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to the Group at this time or that the Group currently deems immaterial may also adversely affect the Group’s business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On June 29, 2011, the Group announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $70 million of the Group’s common stock in the open market.

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. In 2011, the Group purchased approximately 2,783,000 shares under the $70 million program at a total cost of $29.4 million and an average price of $10.57 per share. During the quarter ended March 31, 2012, the Group purchased approximately 603,000 additional shares under this program for a total of $7.0 million, at an average price of $11.61 per share.

The following table presents the shares repurchased for each month in the quarter ended March 31, 2012, excluding the month ended January 31, 2012, during which no shares were purchased as part of the stock repurchase program:

Period	Total number of shares purchased as part of stock repurchase programs	Average price paid per share	Dollar amount of shares repurchased (excluding commissions paid)
	(In thousands, except shares and per share data)
February 2012	276,100	$11.61	$3,206
March 2012	326,900	11.62	3,798

Quarter ended March 31, 2012	603,000	$11.61	$7,004

The number of shares that may yet be purchased under the new $70 million program is estimated at 2,774,331, and was calculated by dividing the remaining balance of $33.6 million by $12.10 (closing price of the Group’s common stock at March 31, 2012). The Group did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended March 31, 2012.

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from Oriental Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial

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

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 4, 2012
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: May 4, 2012
Ganesh Kumar
Executive Vice President and Chief Financial Officer