Form 10-Q
period 2012-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2012-08-03
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large Accelerated Filer ☐               Accelerated Filer ☒                Non-Accelerated Filer ☐                 Smaller Reporting Company ☐                                                                                             (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 40,738,762 common shares ($1.00 par value per share) outstanding as of July 31, 2012

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

•  additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•  possible legislative, tax or regulatory changes;

•  the receipt and timing of regulatory approvals required to consummate the acquisition of the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”); and

•  difficulties in integrating BBVA’s Puerto Rico operations into the Group’s operations.

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

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                 JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$459,917	$587,624
Money market investments	4,662	3,863
Total cash and cash equivalents	464,579	591,487
Securities purchased under agreements to resell	225,000	-
Investments:
Trading securities, at fair value, with amortized cost of $211 (December 31, 2011 - $176)	214	180
Investment securities available-for-sale, at fair value, with amortized cost of $2,536,772 (December 31, 2011 - $2,873,682)	2,612,839	2,959,912
Investment securities held-to-maturity, at amortized cost, with fair value of $925,266 (December 31, 2011 - $904,556)	895,500	884,026
Federal Home Loan Bank (FHLB) stock, at cost	22,868	23,779
Other investments	69	73
Total investments	3,531,490	3,867,970
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	34,718	26,939
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$37,402 (December 31, 2011 - $37,010)	1,137,918	1,142,978
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$58,628 (December 31, 2011 - $37,256)	447,720	496,276
Total loans, net	1,620,356	1,666,193
FDIC shared-loss indemnification asset	359,767	392,367
Foreclosed real estate covered under shared-loss agreements with the FDIC	13,910	13,867
Foreclosed real estate not covered under shared-loss agreements with the FDIC	17,721	13,812
Accrued interest receivable	17,258	20,182
Deferred tax asset, net	35,887	32,023
Premises and equipment, net	20,090	21,520
Servicing assets	10,776	10,454
Derivative assets	11,367	9,317
Other assets	47,447	54,483
Total assets	$6,375,648	$6,693,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,061,849	$1,043,031
Savings accounts	230,920	230,672
Certificates of deposit	930,173	1,161,482
Total deposits	2,222,942	2,435,185
Borrowings:
Securities sold under agreements to repurchase	3,053,865	3,056,238
Advances from FHLB	286,653	281,753
FDIC-guaranteed term notes	-	105,834
Subordinated capital notes	36,083	36,083
Total borrowings	3,376,601	3,479,908
Derivative liabilities	56,217	47,425
Accrued expenses and other liabilities	27,686	35,602
Total liabilities	5,683,446	5,998,120
Stockholders’ equity:
Preferred stock, $1 par value; 10,000,000 shares authorized; 1,340,000 shares of Series A and
1,380,000 shares of Series B issued and outstanding, $25 liquidation value	68,000	68,000
Common stock, $1 par value; 100,000,000 shares authorized; 47,841,611 shares issued;
40,730,831 shares outstanding (December 31, 2011 - 47,808,657; 41,244,533)	47,842	47,809
Additional paid-in capital	499,852	499,096
Legal surplus	52,668	50,178
Retained earnings	83,982	68,149
Treasury stock, at cost, 7,110,780 shares (December 31, 2011 - 6,564,124 shares)	(81,403)	(74,808)
Accumulated other comprehensive income, net of tax of -$1,411 (December 31, 2011 - $1,848)	21,261	37,131
Total stockholders’ equity	692,202	695,555
Total liabilities and stockholders’ equity	$6,375,648	$6,693,675

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$17,223	$15,969	$35,345	$33,934
Loans covered under shared-loss agreements with the FDIC	20,342	13,060	41,884	27,285
Total interest income from loans	37,565	29,029	77,229	61,219
Mortgage-backed securities	22,011	51,021	50,337	94,759
Investment securities and other	1,212	2,152	3,142	4,258
Total interest income	60,788	82,202	130,708	160,236
Interest expense:
Deposits	7,964	11,546	17,210	23,829
Securities sold under agreements to repurchase	16,586	23,512	34,156	47,671
Advances from FHLB and other borrowings	2,841	3,002	5,845	5,994
FDIC-guaranteed term notes	-	1,021	909	2,042
Subordinated capital notes	321	308	649	611
Total interest expense	27,712	39,389	58,769	80,147
Net interest income	33,076	42,813	71,939	80,089
Provision for non-covered loan and lease losses	3,800	3,800	6,800	7,600
Provision for covered loan and lease losses, net	1,467	-	8,624	549
Total provision for loan and lease losses	5,267	3,800	15,424	8,149
Net interest income after provision for loan and lease losses	27,809	39,013	56,515	71,940
Non-interest income:
Wealth management revenues	5,903	4,575	11,791	9,257
Banking service revenues	3,407	3,234	6,693	6,958
Mortgage banking activities	2,436	2,435	4,938	4,258
Total banking and wealth management revenues	11,746	10,244	23,422	20,473
Net (amortization) accretion of FDIC shared-loss indemnification asset	(5,583)	1,020	(10,410)	2,231
Net gain (loss) on:
Sale of securities	11,979	9,132	19,338	9,130
Derivatives	(107)	(3,704)	(108)	(7,660)
Foreclosed real estate	(886)	(3)	(1,284)	(135)
Other	63	70	(777)	125
Total non-interest income, net	17,212	16,759	30,181	24,164

Non-interest expense:
Compensation and employee benefits	11,184	11,230	21,550	22,918
Professional and service fees	5,144	5,750	10,442	11,197
Occupancy and equipment	4,270	4,214	8,455	8,619
Insurance	1,442	1,646	3,262	3,632
Electronic banking charges	1,609	1,155	3,166	2,610
Taxes, other than payroll and income taxes	(107)	858	1,067	2,237
Loan servicing and clearing expenses	955	1,076	1,923	2,097
Foreclosure, repossession and other real estate expenses	1,198	761	2,153	1,484
Advertising, business promotion, and strategic initiatives	1,564	1,508	2,412	2,700
Communication	415	425	827	822
Director and investor relations	342	339	651	625
Printing, postage, stationary and supplies	322	362	629	644
Other	668	1,372	1,555	1,890
Total non-interest expense	29,006	30,696	58,092	61,475
Income before income taxes	16,015	25,076	28,604	34,629
Income tax expense (benefit)	1,057	(1,391)	2,994	5,081
Net income	14,958	26,467	25,610	29,548
Less: Dividends on preferred stock	(1,200)	(1,200)	(2,401)	(2,401)
Income available to common shareholders	$13,758	$25,267	$23,209	$27,147
Income per common share:
Basic	$0.34	$0.56	$0.57	$0.60
Diluted	$0.34	$0.56	$0.57	$0.59
Average common shares outstanding and equivalents	40,808	45,135	40,986	45,656
Cash dividends per share of common stock	$0.06	$0.05	$0.12	$0.10

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$14,958	$26,467	$25,610	$29,548
Other comprehensive income (loss) before tax:
Unrealized gain on securities available-for-sale	7,059	35,365	9,000	21,627
Realized gain on investment securities included in net income	(11,979)	(9,132)	(19,338)	(9,130)
Unrealized loss on cash flow hedges	(6,791)	(21,041)	(8,792)	(13,918)
Other comprehensive income (loss) before taxes	(11,711)	5,192	(19,130)	(1,421)
Income tax effect	2,875	(637)	3,260	(692)
Other comprehensive income (loss) after taxes	(8,836)	4,555	(15,870)	(2,113)
Comprehensive income	$6,122	$31,022	$9,740	$27,435

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Six-Month Period Ended June 30,
	2012	2011
	(In thousands)
Preferred stock:
Balance at beginning and end of period	$68,000	$68,000
Common stock:
Balance at beginning of period	47,809	47,808
Exercised stock options	33	-
Balance at end of period	47,842	47,808
Additional paid-in capital:
Balance at beginning of period	499,096	498,435
Stock-based compensation expense	787	682
Exercised stock options	361	-
Lapsed restricted stock units	(392)	(561)
Balance at end of period	499,852	498,556
Legal surplus:
Balance at beginning of period	50,178	46,331
Transfer from retained earnings	2,490	3,083
Balance at end of period	52,668	49,414
Retained earnings:
Balance at beginning of period	68,149	51,502
Net income	25,610	29,548
Cash dividends declared on common stock	(4,886)	(4,475)
Cash dividends declared on preferred stock	(2,401)	(2,401)
Transfer to legal surplus	(2,490)	(3,083)
Balance at end of period	83,982	71,091
Treasury stock:
Balance at beginning of period	(74,808)	(16,732)
Stock purchased	(7,022)	(29,242)
Lapsed restricted stock units	392	561
Stock used to match defined contribution plan	35	27
Balance at end of period	(81,403)	(45,386)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	37,131	36,987
Other comprehensive loss, net of tax	(15,870)	(2,113)
Balance at end of period	21,261	34,874
Total stockholders’ equity	$692,202	$724,357

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Six-Month Period Ended June 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$25,610	$29,548
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	297	(27)
Amortization of investment securities premiums, net of accretion of discounts	25,558	6,186
Amortization of core deposit intangible	75	71
Net amortization (accretion) of FDIC shared-loss indemnification asset	10,410	(2,231)
Depreciation and amortization of premises and equipment	2,373	2,748
Deferred income taxes, net	(420)	(2,753)
Provision for covered and non-covered loan and lease losses, net	15,424	8,149
Stock-based compensation	787	682
(Gain) loss on:
Sale of securities	(19,338)	(9,130)
Sale of mortgage loans held for sale	(2,898)	(2,441)
Derivatives	108	7,660
Foreclosed real estate	1,284	135
Sale of premises and equipment	(86)	38
Originations and purchases of loans held-for-sale	(93,940)	(106,955)
Proceeds from sale of loans held-for-sale	49,388	36,608
Net (increase) decrease in:
Trading securities	(34)	466
Accrued interest receivable	2,924	2,286
Servicing assets	(322)	(145)
Other assets	6,872	773
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(4,498)	(707)
Accrued expenses and other liabilities	(13,167)	(22,062)
Net cash provided by (used in) operating activities	6,407	(51,101)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(558,201)	(492,533)
Investment securities held-to-maturity	(119,025)	(209,112)
FHLB stock	-	(1,283)
Equity options	-	(370)
Maturities and redemptions of:
Investment securities available-for-sale	378,144	446,958
Investment securities held-to-maturity	102,251	33,412
FHLB stock	911	-
Proceeds from sales of:
Investment securities available-for-sale	553,602	252,836
Foreclosed real estate	4,639	5,806
Other repossessed assets	1,941	2,842
Premises and equipment	368	11
Origination and purchase of loans, excluding loans held-for-sale	(112,974)	(87,675)
Principal repayment of loans, including covered loans	128,340	133,000
Reimbursements from the FDIC on shared-loss agreements	39,729	39,870
Additions to premises and equipment	(1,225)	(2,474)
Net change in securities purchased under agreements to resell	(225,000)	-
Net cash provided by investing activities	193,500	121,288

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Six-Month Period Ended June 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(212,846)	(215,234)
Securities sold under agreements to repurchase	-	2,600
FHLB advances	5,070	-
FDIC-guaranteed term notes	(105,000)	-
Exercise of stock options	394	-
Purchase of treasury stock	(7,022)	(29,242)
Termination of derivative instruments	(124)	10,648
Dividends paid on preferred stock	(2,401)	(2,401)
Dividends paid on common stock	(4,886)	(4,475)
Net cash used in financing activities	(326,815)	(238,104)
Net change in cash and cash equivalents	(126,908)	(167,917)
Cash and cash equivalents at beginning of period	591,487	448,946
Cash and cash equivalents at end of period	$464,579	$281,029
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$63,266	$80,854
Income taxes paid	$8,031	$3,848
Mortgage loans securitized into mortgage-backed securities	$37,730	$71,007
Transfer from loans to foreclosed real estate	$11,723	$10,464

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Group’s 2011 annual report on Form 10-K.

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

The Bank operates through 28 financial centers located throughout Puerto Rico and is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”). The Bank offers banking services such as commercial and consumer lending, leasing, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, is an international banking entity pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB offers the Bank certain Puerto Rico tax advantages. OIB’s activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Oriental Financial Services is a securities broker-dealer and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (the “FINRA”), the SEC, and the OCFI. Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (the “FNMA”) or Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party.

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

On June 28, 2012, the Group entered into a definitive Acquisition Agreement (the “Acquisition Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), pursuant to which BBVA agreed to sell to the Group, and the Group agreed to purchase from BBVA, all of the outstanding common stock of each of BBVA PR Holding Corporation (the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico, a Puerto Rico chartered commercial bank (“BBVA Puerto Rico”), and BBVA Seguros, Inc., a subsidiary offering insurance services) and BBVA Securities of Puerto Rico, Inc., a registered broker-dealer. This transaction is referred to as the “BBVA-PR Acquisition.”

The Group will acquire all of the outstanding common stock of each of BBVA PR Holding Corporation and BBVA Securities of Puerto Rico, Inc. with total assets amounting to $5.0 billion, including $3.7 billion in gross loans, and $3.4 billion in deposits for an aggregate purchase price of $500 million. Immediately following the closing of the BBVA-PR Acquisition, the Group will merge BBVA Puerto Rico with and into the Bank, with the Bank continuing as the surviving entity. The unaudited consolidated financial statements do not contemplate the effect of the BBVA-PR Acquisition as the transaction has not been consummated at June 30, 2012.

Closing of the transaction is targeted for before year end 2012. Consummation of the BBVA-PR Acquisition is subject to certain customary conditions, including the receipt of required regulatory approvals without the imposition of a materially burdensome regulatory condition, as described in the Acquisition Agreement.

In connection with the BBVA-PR Acquisition, on July 3, 2012, the Group completed its sale to various institutional purchasers of $84 million of its 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (the “Convertible Preferred Stock”), with a conversion price of $11.77, through a private placement, pursuant to a Subscription Agreement dated June 28, 2012, between the Group and each of the purchasers. In addition to the sale of Convertible Preferred Stock, prior to the closing, the Group agreed in the Acquisition Agreement to use its reasonable best efforts to raise at least an additional $66 million through the sale of additional equity (the “Buyer Capital Raise”). BBVA agreed to use its reasonable best efforts to provide information requested by the Group, and otherwise to cooperate, in connection with the Buyer Capital Raise. The Group intends to use its own excess capital to fund the balance of the purchase price.

Under the Acquisition Agreement, we may be subject to a reverse break-up fee of $25 million if the closing of the transaction does not occur before one year after execution of the Acquisition Agreement (or before fifteen months after execution of the Acquisition Agreement in certain circumstances), subject to certain conditions.  Also, under certain conditions, if BBVA proves that is sustained losses in connection with such non-consummation in excess of the reverse break-up fee amount, BBVA may recover from us up to an additional $25 million in losses. There can be no assurance as to when or whether the acquisition will be consummated and what amounts we may be obligated to pay under the Acquisition Agreement

Significant Accounting Policies

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

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Group has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes to meet liquidity needs or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group has classified certain agency-issued mortgage-backed securities as held-to-maturity. The Group has both the intent and ability to hold such securities until their maturities. Furthermore, the Group believes it will be able to recover substantially all of its recorded investment mainly because these are agency-issued mortgage-backed securities, and also because the securities cannot be contractually prepaid or otherwise settled before their stated maturity by the issuing agency, except for the principal prepayments that may occur throughout their terms based on the payment behavior of the collateral loans. Certain securities of the Group have been classified as held-to-maturity were classified as such in response to management’s asset-liability management strategy. The Group believes that it can accomplish its asset-liability management goals and still maximize net interest income without having all its securities classified as available-for-sale. This designation is consistent with held-to-maturity classification requirements, specifically those stated in section 25-18 of ASC 320-10-25.

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

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized loss valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. The cost of securities sold is determined by the specific identification method.

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

Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets and liabilities include (i) mortgage-backed securities for which the fair value is estimated based on valuations obtained from third-party pricing services for identical or comparable assets, (ii) debt securities with quoted prices that are traded less frequently than exchange-traded instruments and (iii) derivative contracts and financial liabilities whose value is determined using a pricing model with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models for which the determination of fair value requires significant management judgment or estimation.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Investment Securities

The Group conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. The Group separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with a credit loss is recognized in income, while the remaining noncredit-related component is recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing it to the present value of cash flows expected to be collected from the security discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

•  whether it is more-likely-than-not that the Group will be required to sell the debt security before its anticipated recovery; and

•  other qualitative factors that could support or not an other-than-temporary impairment.

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

When using derivative instruments, the Group exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract due to insolvency or any other event of default, the Group’s credit risk will equal the fair value gain in a derivative plus any cash or securities that may have been delivered to the counterparty as part of the transaction terms. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Group, thus creating a repayment risk for the Group. This risk is generally mitigated by requesting cash or securities from the counterparty to cover the positive fair value. When the fair value of a derivative contract is negative, the Group owes the counterparty and, therefore, assumes no credit risk other than to the extent that the cash or value of the collateral delivered as part of the transactions exceeds the fair value of the derivative. The Group minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.

The Group uses forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in LIBOR. Once the forecasted wholesale borrowing transactions occur, the interest rate swap will effectively lock-in the Group’s interest rate payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional amount. By employing this strategy, the Group minimizes its exposure to volatility in LIBOR.

As part of this hedging strategy started in the first quarter of 2011, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

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

Non-Covered Loans

Non-covered loans that management has the intent and ability to hold for the foreseeable future or until maturity or repayment are reported at their outstanding unpaid principal balances adjusted for (i) charge-offs, (ii) the allowance for non-covered loan and lease losses, (iii) unamortized discount related to mortgage servicing rights sold and (iv) any deferred fees or costs on originated loans. Interest income is accrued on the unpaid principal balance. Loan origination fees and costs, and premiums and discounts on loans

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

purchased, are deferred and amortized over the estimated life of the loans as an adjustment of their yield through interest income using the interest method. When a loan is paid off or sold, any unamortized deferred fee (cost) is credited (charged) to income.

Credit card balances acquired as part of the FDIC-assisted acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy, and any accretion of discount is discontinued. These assets were written-down to their estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. To the extent actual or projected cash flows are less than originally estimated, additional provisions for loan and lease losses are recognized.

On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status, and the interest receivable on such loans was evaluated on a periodic basis against the collateral underlying the loans and, if necessary, written-down. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due, including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, or (ii) when deemed necessary by management. The portfolios of mortgage, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment.

The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent twelve months. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the credit grading assigned to commercial loans, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collateral value. The following portfolio segments have been identified: mortgage loans; commercial loans; consumer loans; and leasing.

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, vintages, the environmental risk factors described above and by delinquency buckets. Due to the fact that the traditional mortgage sub-segment represented as of March 31, 2012 approximately 82.6% of the total mortgage loan portfolio, during this quarter the traditional mortgage loans were further segregated by vintages.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Under the accounting guidance of ASC 310-30 for acquired loans, the allowance for loan and lease losses on covered loans is measured at each financial reporting period, or measurement date, based on expected cash flows. Accordingly, decreases in expected cash flows on these loans compared to those expected cash flows previously forecasted are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

To assess whether the debtor is having financial difficulties, the Group evaluates whether it is probable that the debtor will default on any of its debt in the foreseeable future. If default is probable, then the debtor is considered to be experiencing financial difficulty even if there is no current default.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangible for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the quarters and six month periods ended June 30, 2012 and 2011.

Foreclosed Real Estate and Other Repossessed Property

Non-Covered Foreclosed Real Estate

Foreclosed real estate is initially recorded at the lower of the related loan balance or the fair value of the real estate less the cost of selling it at the date of foreclosure. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for loan and lease losses on non-covered loans. After foreclosure, these properties are carried at the lower of cost or fair value less estimated cost to sell, based on recent appraised values or options to purchase the foreclosed property. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expenses. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income Taxes

In preparing the consolidated financial statements, the Group is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Group to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Group’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in the year of resolution.

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

Management evaluates on a regular basis whether the deferred tax assets can be realized and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Group’s tax provision in the period of change.

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

On January 31, 2011, the Governor of Puerto Rico signed into law the second and last phase of the Administration’s tax reform bill. It creates the Internal Revenue Code for a New Puerto Rico, which has been subsequently amended several times (the “2011 Code”). The 2011 Code provides for the gradual repeal of the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for taxable years commencing after December 31, 2010 and before January 1, 2014. For taxable years commencing after December 31, 2013, the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the alternative minimum tax (“AMT”) from 22% to 20%. It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for income earned by international banking entities, which was fully exempt and is subject to a 5% income tax for the taxable years beginning after December 31, 2008 and ending before January 1, 2012. Under the 2011 Code, a corporate taxpayer has a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election must be made with the filing of the 2011 income tax return and, once made, is irrevocable for the taxable year when the election is made

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and for each of the next four taxable years. The Group decided to implement the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

The purpose of the Omnibus Plan is to provide flexibility to the Group to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Group. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Group’s shares of common stock are available for issuance under the Omnibus Plan, or, (b) if earlier, the date the Omnibus Plan is terminated by the Group’s Board of Directors.

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

The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of the Group’s shares of common stock over the most recent period equal to the expected term of the stock options. For stock options issued during 2012, the expected volatilities are based on both historical and implied volatility of the Group’s shares of common stock.

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

Subsequent Events

The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this quarterly report on Form 10-Q for the quarter ended June 30, 2012, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the unaudited consolidated financial statements.

Reclassifications

When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Developments

Comprehensive Income — FASB Accounting Standards Update (“ASU”) 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (Topic 220) was issued in December 2011. This update defers the effective date for the presentation of reclassification adjustments.  The amendments are being made to allow the FASB time to redeliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated comprehensive income on the components of net income and other comprehensive income for all periods presented. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2011. The Group adopted this guidance for the deferment of the presentation of reclassifications of items out of accumulated comprehensive income.

Fair Value Measurement — FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (Topic 820) was issued in May 2011. This update establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Among the changes, additional information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs will be required. Also, entities now will be required to categorize by level of the fair value hierarchy items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011, are to be applied prospectively. The Group adopted this guidance for fair value measurements.

Repurchase Agreements — FASB ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (Topic 860) was issued in April 2011. This update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The Group adopted this guidance for the repurchase agreements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - FDIC-ASSISTED ACQUISITION AND FDIC SHARED-LOSS INDEMNIFICATION ASSET

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank from the FDIC as receiver of Eurobank, San Juan, Puerto Rico. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

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

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $14.3 million and $13.3 million, net of discount, as of June 30, 2012 and December 31, 2011, respectively. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Group for the quarters and six-month periods ended June 30, 2012 and 2011 include the operating results produced by the acquired assets and assumed liabilities.

The FDIC shared-loss indemnification asset activity for the six-month periods ended June 30, 2012 and 2011 is as follows:

	Six-Month Period Ended June 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$392,367	$471,872
Shared-loss agreements reimbursements from the FDIC	(39,729)	(39,870)
Recoveries on expected credit impairment losses to be covered under shared-loss agreements, net	12,748	3,201
Accretion (amortization) of FDIC shared-loss indemnification asset, net	(10,410)	2,231
Incurred expenses to be reimbursed under shared-loss agreements	4,791	3,199
Balance at end of period	$359,767	$440,633

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2012 and December 31, 2011, money market instruments included as part of cash and cash equivalents amounted to $4.7 million and $3.9 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At June 30, 2012, securities purchased under agreements to resell amounted to $225.0 million. At December 31, 2011, there were no securities purchased under agreements to resell.

The amounts advanced under those agreements are reflected as assets in the unaudited consolidated statements of financial condition. It is the Group’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Group’s rights to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Group on these transactions as of June 30, 2012 was approximately $219.2 million.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$2,052,066	$82,400	$-	$2,134,466	3.41%
GNMA certificates	20,952	1,539	-	22,491	4.86%
CMOs issued by US Government sponsored agencies	206,110	876	189	206,797	1.81%
Total mortgage-backed securities	2,279,128	84,815	189	2,363,754	3.28%
Investment securities
US Treasury securities	154,998	-	-	154,998	0.06%
Obligations of US Government sponsored agencies	28,629	162	-	28,791	1.46%
Obligations of Puerto Rico Government and political subdivisions	22,221	150	19	22,352	5.41%
Structured credit investments	36,407	-	9,127	27,280	2.12%
Other debt securities	15,389	275	-	15,664	3.42%
Total investment securities	257,644	587	9,146	249,085	1.17%
Total securities available-for-sale	2,536,772	85,402	9,335	2,612,839	3.06%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	778,903	28,541	-	807,444	3.30%
CMOs issued by US Government sponsored agencies	116,597	1,225	-	117,822	1.98%
Total securities held-to-maturity	895,500	29,766	-	925,266	3.13%

Total	$3,432,272	$115,168	$9,335	$3,538,105	3.08%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$2,583,881	$92,899	$-	$2,676,780	3.61%
GNMA certificates	26,186	2,151	-	28,337	5.94%
CMOs issued by US Government sponsored agencies	128,505	1,739	199	130,045	2.33%
Total mortgage-backed securities	2,738,572	96,789	199	2,835,162	3.57%
Investment securities
Obligations of Puerto Rico Government and political subdivisions	72,437	225	1,204	71,458	5.37%
Structured credit investments	46,904	-	9,616	37,288	2.92%
Other debt securities	15,769	235	-	16,004	3.42%
Total investment securities	135,110	460	10,820	124,750	4.29%
Total securities available-for-sale	2,873,682	97,249	11,019	2,959,912	3.60%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	884,026	20,530	-	904,556	3.34%
Total	$3,757,708	$117,779	$11,019	$3,864,468	3.54%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Group’s investment securities at June 30, 2012, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2012
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$49,055	$50,294	$-	$-
Total due after 5 to 10 years	49,055	50,294	-	-
Due after 10 years
FNMA and FHLMC certificates	2,003,011	2,084,172	778,903	807,444
GNMA certificates	20,952	22,491	-	-
CMOs issued by US Government sponsored agencies	206,110	206,797	116,597	117,822
Total due after 10 years	2,230,073	2,313,460	895,500	925,266
Total mortgage-backed securities	2,279,128	2,363,754	895,500	925,266
Investment securities
Due in less than one year
US Treasury securities	154,998	154,998	-	-
Total due in less than one year	154,998	154,998	-	-
Due from 1 to 5 years
Other debt securities	10,000	10,016	-	-
Total due from 1 to 5 years	10,000	10,016	-	-
Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	11,760	11,837	-	-
Structured credit investments	36,407	27,280
Obligations of US Government and sponsored agencies	28,629	28,791	-	-
Total due after 5 to 10 years	76,796	67,908	-	-
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	10,461	10,515	-	-
Other debt securities	5,389	5,648	-	-
Total due after 10 years	15,850	16,163	-	-
Total investment securities	257,644	249,085	-	-
Total	$2,536,772	$2,612,839	$895,500	$925,266

Keeping with the Group’s investment strategy, during the six-month periods ended June 30, 2012 and 2011, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. The Group is also pursuing the strategy of selling securities subject to higher prepayment speeds.

The Group, as part of its asset/liability management, may purchase US Treasury securities and US government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group recorded a net gain on sale of securities of $19.3 million and $9.1 million during the six-month periods ended June 30, 2012 and 2011, respectively. The tables below present the gross realized gains and losses by category for the six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended June 30, 2012
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$367,981	$349,400	$18,581	$-
GNMA certificates	39,484	39,483	1	-
CMOs issued by US Government sponsored agencies	19,725	18,372	1,353	-
Total mortgage-backed securities and CMOs	427,190	407,255	19,935	-
Investment securities
US Treasury securities	80,000	80,000	-	-
Obligations of Puerto Rico Government and political subdivisions	35,882	36,478	31	628
Structured credit investments	10,530	10,530	-	-
Total investment securities	126,412	127,008	31	628
Total	$553,602	$534,263	$19,966	$628

	Six-Month Period Ended June 30, 2011
		Sale Book
Description	Sale Price	Value	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$153,740	$145,619	$8,121	$-
GNMA certificates	84,996	83,987	1,011	2
Total mortgage-backed securities	238,736	229,606	9,132	2
Investment securities
Obligations of U.S. Government sponsored agencies	14,100	14,100	-	-
Total investment securities	14,100	14,100	-	-
Total	$252,836	$243,706	$9,132	$2

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Group’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2012 and December 31, 2011:

	June 30, 2012
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,407	$9,127	$27,280
Obligations of Puerto Rico Government and political subdivisions	1,635	19	1,616
CMOs issued by US Government sponsored agencies	2,288	189	2,099
	$40,330	$9,335	$30,995

	December 31, 2011
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,374	$9,616	$26,758
Obligations of Puerto Rico Government and political subdivisions	24,697	1,204	23,493
CMOs issued by US Government sponsored agencies	2,384	199	2,185
	$63,455	$11,019	$52,436

At June 30, 2012 and December 31, 2011, there were no available-for-sale securities in a continuous unrealized loss position for less than 12 months. In addition, at June 30, 2012 and December 31, 2011, there were no individual held-to-maturity securities in an unrealized loss position.

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

At June 30, 2012, the Group’s portfolio of structured credit investments amounted to $36.4 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $9.1 million. The Group’s structured credit investments portfolio consist of three collateralized loan obligations (CLOs).

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

The three CLOs held by the Group have face values of $12 million, $10 million and $15 million. In light of the other-than-temporary impairment analyses described below, the Group has determined that it is more likely than not that it will recover all interest and principal invested in the CLOs.

The cash flow analysis performed by the Group for the $12 million CLO did not reflect any scenario where there was a principal impairment. Moreover, on November 23, 2011, S&P increased its rating to “AA-” from “A+,” and on November 6, 2011, Moody’s increased its rating to “A2” from “Baa1,” In addition, as of June 30, 2012 and December 31, 2011, respectively, the CLO’s subordination level is 26.18%.

With respect to the $10 million CLO, the cash flow analysis performed by the Group also did not reflect any scenario where there was a principal impairment. On February 6, 2012, S&P increased its rating to “A+” from “A,” and on November 2, 2011, Moody’s increased its rating to “A2” from “A3.” Also, as of June 30, 2012 and December 31, 2011, respectively, the CLO’s subordination level is 20.64%.

The cash flow analysis performed by the Group for the $15 million CLO detected that there was a principal impairment in 20 out of 100 scenarios, with average losses of 9.44% and 3 scenarios where the impairment amount is 100% of the Group’s investment. On August 3, 2011, Moody’s upgraded its rating to “Baa2” from “Baa3.” There have been no other credit actions by S&P since March 4, 2010, when they lowered its rating from “A-” to “BBB+,” which is still investment grade. Also, as of June 30, 2012 and December 31, 2011, respectively, the CLO’s subordination level is 7.54%.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other securities in an unrealized loss position at June 30, 2012 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at June 30, 2012 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At June 30, 2012, the Group does not have the intent to sell these investments in an unrealized loss position.

NOTE 4 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at June 30, 2012 and December 31, 2011. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	June 30, 2012	December 31, 2011
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$3,334,812	$3,399,145
Puerto Rico public fund deposits	11,324	71,863
Puerto Rico Cash & Money Market Fund	71,202	62,739
Interest rate risk swap contracts	61,807	56,189
Federal Reserve Bank Credit Facility	11,936	15,560
Bond for the Bank's trust operations	125	126
Total pledged investment securities	3,491,206	3,605,622
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	522,148	548,809
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	50,504	40,937
Pledged leases to secure:
Federal Reserve Bank Credit Facility	9,668	7,821
Total pledged assets	$4,073,526	$4,203,189
Financial assets not pledged:
Investment securities	$266,071	$258,845
Residential mortgage loans	435,970	435,716
Commercial loans	588,714	586,468
Leases	39,011	54,069
Total assets not pledged	$1,329,766	$1,335,098

At June 30, 2012 and December 31, 2011, Oriental International Bank, Inc. held a certificate of deposit free of liens in the amount of $300 thousand as the legal reserve required for international banking entities by Puerto Rico law.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable Composition

The composition of the Group’s loan portfolio at June 30, 2012 and December 31, 2011 was as follows:

	June 30,	December 31,
	2012	2011
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$787,359	$819,651
Home equity loans and others	840	1,411
Commercial	227,012	218,261
Deferred loan costs, net	(4,035)	(4,300)
	1,011,176	1,035,023
Other loans:
Commercial	94,672	83,312
Personal consumer loans and credit lines	39,442	36,130
Leasing	30,024	25,768
Deferred loan fees (costs), net	6	(245)
	164,144	144,965
Loans receivable	1,175,320	1,179,988
Allowance for loan and lease losses on non-covered loans	(37,402)	(37,010)
Loans receivable, net	1,137,918	1,142,978
Mortgage loans held-for-sale	34,718	26,939
Total loans not covered under shared-loss agreements with FDIC, net	1,172,636	1,169,917
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	139,237	140,824
Construction and development secured by 1-4 family residential properties	19,130	16,976
Commercial and other construction	317,534	325,832
Leasing	18,655	36,122
Consumer	11,792	13,778
Total loans covered under shared-loss agreements with FDIC	506,348	533,532
Allowance for loan and lease losses on covered loans	(58,628)	(37,256)
Total loans covered under shared-loss agreements with FDIC, net	447,720	496,276
Total loans receivable, net	$1,620,356	$1,666,193

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Covered Loans

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer and leasing.

The following table presents the aging of the recorded investment in gross loans not covered under shared-loss agreements with the FDIC, excluding mortgage loans held for sale, as of June 30, 2012 and December 31, 2011 by class of loans:

	June 30, 2012
	30-59 Days	60-89 Days	90+ Days	Total Past
	Past Due	Past Due	Past Due	Due	Current	Total Loans
	(In thousands)
Mortgage
Residential
Traditional
Originated up to the year 2002	$2,336	$660	$12,320	$15,316	$92,325	$107,641
Originated in the years 2003 and 2004	5,691	2,592	17,640	25,923	132,666	158,589
Originated in the year 2005	2,004	1,011	9,418	12,433	75,104	87,537
Originated in the year 2006	3,243	1,811	15,077	20,131	101,214	121,345
Originated in the years 2007, 2008 and 2009	1,739	2,615	7,847	12,201	118,053	130,254
Originated in the years 2010, 2011 and 2012	402	252	879	1,533	41,894	43,427
	15,415	8,941	63,181	87,537	561,256	648,793
Non-traditional	1,197	324	11,597	13,118	49,910	63,028
Loss mitigation program	6,461	1,364	15,509	23,334	52,204	75,538
	23,073	10,629	90,287	123,989	663,370	787,359
Home equity secured personal loans	-	-	15	15	825	840
	23,073	10,629	90,302	124,004	664,195	788,199
Commercial
Commercial secured by real estate	1,622	357	16,774	18,753	208,259	227,012
Other commercial and industrial	1,348	282	609	2,239	92,433	94,672
	2,970	639	17,383	20,992	300,692	321,684
Consumer	238	218	281	737	38,705	39,442
Leasing	471	82	77	630	29,394	30,024
Total loans not covered under shared-loss agreements with the FDIC	$26,752	$11,568	$108,043	$146,363	$1,032,986	$1,179,349

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	30-59 Days	60-89 Days	90+ Days	Total Past
	Past Due	Past Due	Past Due	Due	Current	Total Loans
	(In thousands)
Mortgage
Residential
Traditional
Originated up to the year 2002	$2,009	$1,514	$15,638	$19,161	$95,886	$115,047
Originated in the years 2003 and 2004	7,835	3,140	19,692	30,667	138,490	169,157
Originated in the year 2005	2,137	2,573	10,325	15,035	77,256	92,291
Originated in the year 2006	4,018	1,358	17,673	23,049	107,526	130,575
Originated in the years 2007, 2008 and 2009	2,562	655	8,996	12,213	124,594	136,807
Originated in the years 2010, 2011 and 2012	370	194	513	1,077	40,848	41,925
	18,931	9,434	72,837	101,202	584,600	685,802
Non-traditional	1,109	819	10,857	12,785	57,240	70,025
Loss mitigation program	4,887	2,113	13,323	20,323	43,501	63,824
	24,927	12,366	97,017	134,310	685,341	819,651
Home equity secured personal loans	142	-	323	465	946	1,411
	25,069	12,366	97,340	134,775	686,287	821,062
Commercial
Commercial secured by real estate	1,205	1,697	27,741	30,643	187,618	218,261
Other commercial and industrial	1,536	99	616	2,251	81,061	83,312
	2,741	1,796	28,357	32,894	268,679	301,573
Consumer	557	226	334	1,117	35,013	36,130
Leasing	339	-	102	441	25,327	25,768
Total loans not covered under shared-loss agreements with the FDIC	$28,706	$14,388	$126,133	$169,227	$1,015,306	$1,184,533

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Mortgage
Residential
Traditional
Originated up to the year 2002	$12,320	$15,637
Originated in the years 2003 and 2004	17,640	19,693
Originated in the year 2005	9,418	10,325
Originated in the year 2006	15,077	17,673
Originated in the years 2007, 2008 and 2009	7,847	8,996
Originated in the years 2010, 2011 and 2012	879	513
	63,181	72,837
Non-traditional	11,597	10,857
Loss mitigation program	15,509	13,323
	90,287	97,017
Home equity secured personal loans	15	323
	90,302	97,340
Commercial
Commercial secured by real estate	27,804	34,789
Other commercial and industrial	2,083	2,199
	29,887	36,988
Consumer	281	334
Leasing	77	102
Total non-accrual loans	$120,547	$134,764

At June 30, 2012 and December 31, 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-accrual loans amounted to $55.7 million and $41.3 million, respectively.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	June 30, 2012
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$227,012	$168,005	$23,675	$1,478	$99	$33,755
Other commercial and industrial	94,672	81,406	6,417	647	177	6,025
Total	$321,684	$249,411	$30,092	$2,125	$276	$39,780

	December 31, 2011
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$218,261	$148,894	$25,185	$1,957	$13	$42,212
Other commercial and industrial	83,312	74,714	3,517	929	-	4,152
Total	$301,573	$223,608	$28,702	$2,886	$13	$46,364

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan, which was previously presented. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

	June 30, 2012
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$107,641	$92,327	$2,336	$660	$905	$2,647	$8,766	$-
Years 2003 and 2004	158,589	132,666	5,691	2,592	914	5,732	10,994	-
Year 2005	87,537	75,103	2,004	1,011	254	3,682	5,483	-
Year 2006	121,345	101,214	3,243	1,811	1,443	4,044	9,590	-
Years 2007, 2008 and 2009	130,254	118,052	1,739	2,615	157	2,662	5,029	-
Years 2010, 2011 and 2012	43,427	41,894	402	252	-	656	223	-
	648,793	561,256	15,415	8,941	3,673	19,423	40,085	-
Non-traditional	63,028	49,910	1,197	324	446	3,868	7,283	-
Loss mitigation program	75,538	9,051	228	-	70	1,304	2,566	62,319
	787,359	620,217	16,840	9,265	4,189	24,595	49,934	62,319
Home equity secured personal loans	840	825	-	-	-	-	15	-
	788,199	621,042	16,840	9,265	4,189	24,595	49,949	62,319
Consumer	39,442	38,705	238	218	154	125	2	-
Leasing	30,024	29,394	471	82	44	26	7	-
Total	$857,665	$689,141	$17,549	$9,565	$4,387	$24,746	$49,958	$62,319

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Mortgage
Traditional (by origination year)
Up to the year 2002	$115,047	$95,886	$2,009	$1,514	$406	$4,972	$10,260	$-
Years 2003 and 2004	169,157	138,490	7,835	3,140	939	7,318	11,435	-
Year 2005	92,291	77,255	2,137	2,573	945	3,117	6,264	-
Year 2006	130,575	107,526	4,018	1,358	446	7,416	9,811	-
Years 2007, 2008 and 2009	136,807	124,595	2,562	655	1,039	3,224	4,732	-
Years 2010, 2011 and 2012	41,925	40,848	370	194	-	410	103	-
	685,802	584,600	18,931	9,434	3,775	26,457	42,605	-
Non-traditional	70,025	57,240	1,109	819	849	2,725	7,283	-
Loss mitigation program	63,824	7,928	601	757	-	1,002	2,054	51,482
	819,651	649,768	20,641	11,010	4,624	30,184	51,942	51,482
Home equity secured personal loans	1,411	946	142	-	-	-	323	-
	821,062	650,714	20,783	11,010	4,624	30,184	52,265	51,482
Consumer	36,130	35,013	557	226	202	132	-	-
Leasing	25,768	25,327	339	-	21	81	-	-
Total	$882,960	$711,054	$21,679	$11,236	$4,847	$30,397	$52,265	$51,482

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the troubled-debt restructurings modified during the six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended June 30, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	103	$15,473	6.50%	313	$16,419	4.96%	393
Commercial loans	6	5,600	5.80%	49	5,407	6.22%	65

	Six-Month Period Ended June 30, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	90	$12,680	6.87%	325	$13,671	5.87%	374
Commercial loans	2	963	7.65%	110	1,058	5.44%	104

The following table presents troubled-debt restructurings modified and for which there was a payment default during the twelve-month periods ended June 30, 2012 and 2011:

	Twelve-Month Period Ended June 30,
	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	32	$4,110	24	$3,631
Commercial	-	$-	1	$1,594

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

The following table presents the changes and the balance in the allowance for loan and lease losses for the quarters and six-month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$18,967	$15,045	$1,328	$510	$1,511	$37,361
Charge-offs	(1,948)	(1,721)	(184)	-	-	(3,853)
Recoveries	-	34	56	4	-	94
Provision for (recapture of) non-covered loan and lease losses	2,769	2,620	(202)	(317)	(1,070)	3,800
Balance at end of period	$19,788	$15,978	$998	$197	$441	$37,402

	Quarter Ended June 30, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$17,865	$12,007	$1,885	$959	$11	$32,727
Charge-offs	(1,268)	(729)	(345)	(31)	-	(2,373)
Recoveries	-	16	58	1	-	75
Provision for (recapture of) non-covered loan and lease losses	1,173	2,506	(78)	(61)	260	3,800
Balance at end of period	$17,770	$13,800	$1,520	$868	$271	$34,229

	Six-Month Period Ended June 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(2,869)	(3,358)	(366)	(31)	-	(6,624)
Recoveries	-	101	107	8	-	216
Provision for (recapture of) non-covered loan and lease losses	1,005	6,687	(166)	(625)	(101)	6,800
Balance at end of period	$19,788	$15,978	$998	$197	$441	$37,402

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(3,088)	(1,038)	(792)	(92)	-	(5,010)
Recoveries	45	53	111	1	-	209
Provision for (recapture of) non-covered loan and lease losses	4,634	3,633	(84)	98	(681)	7,600
Balance at end of period	$17,770	$13,801	$1,520	$868	$271	$34,229

The following table presents the recorded investment in gross loans by portfolio segment and based on the impairment method as of June 30, 2012 and 2011:

	June 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,383	$532	$-	$-	$-	$4,915
Collectively evaluated for impairment	15,405	15,446	998	197	441	32,487
Total ending allowance balance	$19,788	$15,978	$998	$197	$441	$37,402
Loans:
Individually evaluated for impairment	$62,319	$39,780	$-	$-	$-	$102,099
Collectively evaluated for impairment	725,880	281,904	39,442	30,024	-	1,077,250
Total ending non-covered loans balance	$788,199	$321,684	$39,442	$30,024	$-	$1,179,349

	June 30, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,933	$1,217	$-	$-	$-	$4,150
Collectively evaluated for impairment	14,837	12,583	1,520	868	271	30,079
Total ending allowance balance	$17,770	$13,800	$1,520	$868	$271	$34,229
Loans:
Individually evaluated for impairment	$45,210	$36,861	$-	$-	$-	$82,071
Collectively evaluated for impairment	806,208	228,101	31,462	17,104	-	1,082,875
Total ending non-covered loans balance	$851,418	$264,962	$31,462	$17,104	$-	$1,164,946

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $39.8 million and $46.4 million at June 30, 2012 and December 31, 2011, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $532 thousand and $3.5 million at June 30, 2012 and December 31, 2011, respectively. The total investment in impaired mortgage loans was $62.3 million and $51.5 million at June 30, 2012 and December 31, 2011, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $4.4 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$8,582	$8,341	$532	6%
Residential troubled-debt restructuring	63,541	62,319	4,383	7%
Impaired loans with no specific allowance
Commercial	37,399	31,439	N/A	N/A
Total investment in impaired loans	$109,522	$102,099	$4,915	5%

	December 31, 2011
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$25,974	$23,368	$3,518	15%
Residential troubled-debt restructuring	52,480	51,482	3,355	7%
Impaired loans with no specific allowance
Commercial	23,780	22,996	N/A	N/A
Total investment in impaired loans	$102,234	$97,846	$6,873	7%

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the quarters ended June 30, 2012 and 2011:

	Quarter Ended June 30,
	2012		2011
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$132	$16,105	$338	$14,702
Residential troubled-debt restructuring	461	62,548	338	38,062
Impaired loans with no specific allowance
Commercial	49	25,031	319	17,102
Total interest income from impaired loans	$642	$103,684	$995	$69,866

	Six-Month Period Ended June 30,
	2012		2011
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment

Impaired loans with specific allowance
Commercial	$264	$20,516	$482	$15,639
Residential troubled-debt restructuring	874	59,466	677	36,193
Impaired loans with no specific allowance
Commercial	104	21,864	516	13,822
Total interest income from impaired loans	$1,242	$101,846	$1,675	$65,654

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans under ASC 310-30

The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value, and no separate valuation allowance was recorded at the date of acquisition. The Group reviewed each loan at acquisition to determine if it should be accounted for under ASC 310-30 and, if so, determine whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e., reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk ratings assigned to the loans. In instances where it was determined that for some of the loans in the acquired loan pool that it is probable that all the contractual payments would be received (therefore the loans meet the first criteria of ASC 310-30-15-2 but not the second), the Group applied the discount accretion guidance as ASC 310-30, instead of the standard loan discount accretion guidance of ASC 310-20 to those loans (the loans under SOP 03-3). As documented in a letter from the AICPA Depository Institution Expert Panel to the Office of Chief Accountant of the SEC, on December 5, 2009, the SEC addressed the recognition of discount accretion for loans acquired under these circumstances. As referred to in the AICPA’s letter, when loans are acquired with at a discount attributable in part to credit (e.g., at a fair value lower than the contractual amounts due) and such loans are not within the scope of ASC 310-30, the AICPA believed that the SEC would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows, meaning that an entity could either apply the accretion guidance of ASC 310-20 or that of the ASC 310-30 to such loans. Consistent with the AICPA’s views, the Group applied the guidance of ASC 310-30 to all loans acquired in the transaction including loans that do not meet the scope of ASC 310-30. Based on the criteria, the Group considered the entire Eurobank portfolio, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20.

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. The covered loans carrying amounts included in the balance sheet at June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012	December 31, 2011
	(In thousands)
Contractual required payments receivable	$998,000	$1,134,524
Less: Non-accretable discount	314,404	412,170
Cash expected to be collected	683,596	722,354
Less: Accretable yield	177,248	188,822
Carrying amount, gross	506,348	533,532
Less: Allowance for loan and lease losses	58,628	37,256
Carrying amount, net	$447,720	$496,276

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity for the quarters and six-month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Accretable Yield Activity
Balance at beginning of period	$174,878	$130,533	$188,822	$148,556
Accretion	(20,342)	(13,060)	(41,884)	(27,285)
Transfer from (to) non-accretable discount	22,712	(1,751)	30,310	(5,549)
Balance at end of period	$177,248	$115,722	$177,248	$115,722

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$379,780	$564,230	$412,170	$603,296
Principal losses	(42,664)	(8,043)	(67,456)	(50,907)
Transfer (to) from accretable yield	(22,712)	1,751	(30,310)	5,549
Balance at end of period	$314,404	$557,938	$314,404	$557,938

For covered loans, as part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period. During the first quarter of the six-month period ended June 30, 2012, the Group further reviewed certain pools with commercial real estate, construction and development loans, which have been in non-accrual status since acquisition, whose cash flows were lower than the expectations exceeding the established thresholds. The Group reviewed the timing of the collections expected through workouts and/or the timing assessed for the particular workout loan to foreclose for the most significant loans comprising the particular pools selected for review. The credit quality assumptions for these pools were updated to reflect increases in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses. For other pools composed of performing commercial real estate loans and leases, the Group noted that the actual cash flows were better than expected. Thus, for these pools a reversal of previously recorded allowance and a re-yielding of the leasing pools were recorded. As result, during such first quarter of 2012 assessment the Group recorded a net increase in the allowance for covered loans of $19.2 million which was partially offset by an increase in the FDIC shared-loss indemnification asset of $12.0 million. Also as part of our quarterly assessment of the actual versus expected cash flows of covered loans, during the quarter ended June 30, 2012, the Group further reviewed particular loan performances and expected workout developments to derive more assumptions on certain pools secured by real estate and pools of commercial and industrial loans. Certain pools of loans secured by real estate and a pool of loan secured by farmland underperformed in their actual cash flows and an impairment of $2.2 million was recorded during the quarter.  Such amount was partially offset by an increase in the FDIC shared-loss indemnification asset of $724 thousand. For other pools, losses projected were deemed lower than our previous assessment and thus the pools were re-yielded. The reduced losses effect on the FDIC shared-loss indemnification asset is to be amortized through the life of such agreement.

The changes in the allowance for loan and lease losses on covered loans for the quarters and six-month periods ended June 30, 2012 and 2011 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of the period	$56,437	$53,480	$37,256	$49,286
Provision for covered loan and lease losses, net	1,467	-	8,624	549
FDIC shared-loss portion of provision for covered loan and lease losses, net	724	(444)	12,748	3,201
Balance at end of the period	$58,628	$53,036	$58,628	$53,036

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of June 30, 2012 and December 31, 2011 are as follows:

	June 30, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$60,236	$35,580	$3,464	10%
Construction and development secured by 1-4 family residential properties	80,072	19,130	9,147	48%
Commercial and other construction	198,946	87,761	44,125	50%
Consumer	17,260	11,792	1,892	16%
Total investment in impaired covered loan pools	$356,514	$154,263	$58,628	38%

	December 31, 2011

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$55,901	$32,130	$1,657	5%
Construction and development secured by 1-4 family residential properties	80,821	16,976	2,042	12%
Commercial and other construction	357,596	146,924	31,665	22%
Consumer	19,619	13,778	1,892	14%
Total investment in impaired covered loan pools	$513,937	$209,808	$37,256	18%

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Group measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At June 30, 2012, servicing assets are composed of $10.7 million ($10.2 million — December 31, 2011) related to residential mortgage loans and $118 thousand ($221 thousand — December 31, 2011) of leasing servicing assets acquired in the FDIC-assisted acquisition on April 30, 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Fair value at beginning of period	$10,725	$9,963	$10,454	$9,695
Servicing from mortgage securitizations or assets transfers	499	693	919	1,213
Changes due to payments on loans	(241)	(237)	(476)	(481)
Changes in fair value due to changes in valuation model inputs or assumptions	(207)	(579)	(121)	(587)
Fair value at end of period	$10,776	$9,840	$10,776	$9,840

The following table presents key economic assumptions ranges used in measuring the mortgage related servicing asset fair value for the quarters and six-month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
Constant prepayment rate	9.69% - 28.53%	9.01% - 32.55%	9.69% - 33.05%	7.87% - 32.55%
Discount rate	10.50% - 13.50%	11.00% - 14.00%	10.50% - 13.50%	11.00% - 14.00%

The following table presents key economic assumptions ranges used in measuring the leasing related servicing asset fair value for the quarters and six month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
Discount rate	13.19% - 15.52%	13.22% - 16.60%	13.19% - 15.52%	13.22% - 17.38%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

June 30, 2012
(In thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$10,658
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(441)
Decrease in fair value due to 20% adverse change	$(854)
Discount rate
Decrease in fair value due to 10% adverse change	$(456)
Decrease in fair value due to 20% adverse change	$(877)
Leasing servicing asset
Carrying value of leasing servicing asset	$118
Discount rate
Decrease in fair value due to 10% adverse change	$(1)
Decrease in fair value due to 20% adverse change	$(2)

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

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $889 thousand and $751 thousand for the quarters ended June 30, 2012 and 2011, respectively. These fees totaled $1.7 million and $1.5 million for the six-month periods ended June 30, 2012 and 2011, respectively. There were no late fees and ancillary fees recorded in such periods because these fees belong to the third party with which the Group is engaged in a subservicing agreement. Servicing fees on leases amounted to $64 thousand and $183 thousand for the quarters ended June 30, 2012 and 2011, respectively. These fees totaled $147 thousand and $399 thousand for the six-month periods ended June 30, 2012 and 2011, respectively.

NOTE 7 —  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2012 and December 31, 2011 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	June 30,	December 31,
	(Years)	2012	2011
	(In thousands)
Land	—	$2,254	$2,254
Buildings and improvements	40	6,286	5,890
Leasehold improvements	5 — 10	18,264	18,182
Furniture and fixtures	3 — 7	9,165	9,718
Information technology and other	3 — 7	19,415	20,008
		55,384	56,052
Less: accumulated depreciation and amortization		(35,294)	(34,532)
		$20,090	$21,520

Depreciation and amortization of premises and equipment for the quarters ended June 30, 2012 and 2011 totalled $1.2 million and $1.3 million, respectively. For the six-month periods ended June 30, 2012 and 2011, these expenses amounted to $2.4 million and $2.7 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 —  DERIVATIVE ACTIVITIES

During the six-month period ended June 30, 2012, there were no significant transactions impacting our operations reflected as “Derivative Activities” in the unaudited consolidated statements of operations. During the six-month period ended June 30, 2011, losses of $7.7 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized losses of $2.2 million from terminations of options to enter into interest rate swaps with a notional amount of $250 million.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Derivative assets:
Options tied to Standard & Poor’s 500 Stock Market Index	$11,367	$9,317
Derivative liabilities:
Forward settlement swaps and interest rate swaps	$56,217	$47,425

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at June 30, 2012:

	Notional	Fixed	Trade	Settlement	Maturity
Type	Amount	Rate	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$100,000	1.9275%	03/18/11	12/28/11	01/28/15
	100,000	2.0000%	03/18/11	12/28/11	03/28/15
	100,000	2.1100%	03/18/11	12/28/11	06/28/15
	25,000	2.4365%	05/05/11	05/04/12	05/04/16
	125,000	1.6550%	03/18/11	05/09/12	02/09/14
	125,000	1.7700%	03/18/11	05/09/12	05/09/14
	100,000	1.8975%	03/18/11	05/09/12	08/09/14
	$675,000
Forward-Settlement Swaps	$25,000	2.6200%	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	05/05/11	08/10/12	08/10/16
	100,000	2.2225%	05/05/11	08/14/12	05/14/15
	100,000	2.6750%	05/05/11	08/16/12	08/16/16
	150,000	2.7795%	05/05/11	12/06/12	06/06/16
	$450,000

An unrealized loss of $56.2 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2012, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

Swap Options

In May 2011, the Group sold all options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $250 million, recording a loss of $2.2 million.

Options Tied to Standard & Poor’s 500 Stock Market Index

The Group has offered  its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P Index”). The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2012 and December 31, 2011, the purchased options used to manage the exposure to the stock market on stock indexed deposits represented an asset of $11.4 million (notional amount of $78.5 million) and $9.3 million (notional amount of $130.9 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $10.9 million (notional amount of $73.9 million) and $9.4 million (notional amount of $125.8 million), respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 —  ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2012 and December 31, 2011 consists of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Non-covered loans	$5,283	$5,519
Investments	11,975	14,663
	$17,258	$20,182

Other assets at June 30, 2012 and December 31, 2011 consist of the following:

	June 30,	December 31,
	2012	2011
	(In thousands)
Prepaid FDIC insurance	$8,986	$11,599
Other prepaid expenses	11,762	6,498
Servicing advance	7,717	13,990
Goodwill	2,701	2,701
Mortgage tax credits	1,303	1,303
Core deposit intangible	1,114	1,185
Investment in Statutory Trust	1,086	1,086
Debt issuance costs	751	1,067
Other repossessed assets (covered by FDIC shared-loss agreements)	565	708
Accounts receivable and other assets	11,462	14,346
	$47,447	$54,483

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2011 and 2012 amounted to $9.0 million and $11.6 million at June 30, 2012 and December 31, 2011, respectively.

Other prepaid expenses amounting to $11.8 million and $6.5 million at June 30, 2012 and December 31, 2011, respectively, include prepaid municipal, property and income taxes aggregating to $8.7 million and $3.2 million, respectively.

Servicing advance amounting to $7.7 million and $14.0 million at June 30, 2012 and December 31, 2011, respectively, represents the advances made to Bayview in order to service some of the Group’s acquired loan portfolio.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. Under an agreement reached during the quarter ended September 30, 2011 with the Puerto Rico Treasury Department, the Group may use half of these credits to reduce taxable income in taxable year 2011, and the remaining half of the credits in taxable year 2012. At June 30, 2012 and December 31, 2011, tax credits for the Group amounted $1.3 million for both periods.

As part of the FDIC-assisted acquisition, the Group registered a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2012 and December 31, 2011, the core deposit intangible amounted to $1.1 million and 1.2 million, respectively. Also, as part of this transaction the Group recorded a goodwill amounting to $695 thousand.

Other repossessed assets amounting to $565 thousand and $708 thousand at June 30, 2012 and December 31, 2011, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the leasing portfolio acquired in the FDIC-assisted acquisition.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 —  DEPOSITS AND RELATED INTEREST

Total deposits as of June 30, 2012 and December 31, 2011 consist of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Non-interest bearing demand deposits	$188,328	$192,256
Interest-bearing savings and demand deposits	1,104,441	1,081,447
Individual retirement accounts	368,051	361,411
Retail certificates of deposit	330,598	375,891
Total retail deposits	1,991,418	2,011,005
Institutional deposits	85,376	168,301
Brokered deposits	146,148	255,879
	$2,222,942	$2,435,185

At June 30, 2012 and December 31, 2011, the weighted average interest rate of the Group’s deposits was 1.49%, and 1.88%, respectively, inclusive of non-interest bearing deposits of $188.3 million and $192.3 million, respectively. Interest expense for the quarters ended June 30, 2012 and 2011 is set forth below:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Demand and savings deposits	$2,848	$3,971	$6,024	$8,625
Certificates of deposit	5,116	7,575	11,186	15,204
	$7,964	$11,546	$17,210	$23,829

At June 30, 2012 and December 31, 2011, interest-bearing savings and demand deposits included deposits of the Puerto Rico Cash & Money Market Fund, which amounted to $55.6 million and $39.9 million, respectively, with a weighted average rate of 0.79% and 0.80%, and were collateralized with investment securities with a fair value of $71.2 million and $62.7 million, respectively.

At June 30, 2012 and December 31, 2011, time deposits in denominations of $100 thousand or higher, excluding unamortized discounts, amounted to $341.3 million and $456.1 million, including public fund time deposits from various Puerto Rico government agencies of $195 thousand and $65.2 million, respectively, at a weighted average rate of 0.5% in both periods.

At June 30, 2012 and December 31, 2011, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with fair value of $11.3 million and $71.9 million, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $10.9 million, which are used by the Group to manage its exposure to the S&P Index, and also excluding accrued interest of $3.0 million and unamortized deposit discounts in the amount of $3.8 million, the scheduled maturities of certificates of deposit at June 30, 2012 are as follows:

June 30, 2012
(In thousands)
Within one year:
Three (3) months or less	$146,871
Over 3 months through 1 year	348,958
495,829
Over 1 through 2 years	231,499
Over 2 through 3 years	99,051
Over 3 through 4 years	58,745
Over 4 through 5 years	34,646
$919,770

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $727 thousand and $456 thousand as of June 30, 2012 and December 31, 2011, respectively.

NOTE 11 —  BORROWINGS

Securities Sold under Agreements to Repurchase

At June 30, 2012, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

At June 30, 2012 and December 31, 2011, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $3.9 million in both periods, were as follows:

	June 30,		December 31,
	2012		2011
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Credit Suisse Securities (USA) LLC	$1,250,000	$1,299,981	$1,250,000	$1,337,394
Citigroup Global Markets Inc.	550,000	599,753	900,000	974,286
UBS Financial Services Inc.	500,000	621,770	500,000	620,888
JP Morgan Chase Bank NA	300,000	332,461	300,000	357,400
Deutsche Bank	225,000	240,460	100,000	109,177
Goldman Sachs & Co.	125,000	131,812	-	-
Barclays Bank	100,000	108,575	-	-
Total	$3,050,000	$3,334,812	$3,050,000	$3,399,145

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The original terms of the Group’s structured repurchase agreements range between three and ten years, and except for four repurchase agreements totaling $600 million and maturing in the years 2014 and 2015 and four repurchase agreements totaling $450 million maturing during the next quarter (as described below), the counterparties have the right to exercise put options at par on a quarterly basis before their contractual maturities from one to three years after the agreements’ settlement dates.  The Group’s $500 million repurchase agreement maturing on March 2, 2017 also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party.  In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.  The following table shows a summary of the Group’s structured repurchase agreements and their terms, excluding accrued interest in the amount of $3.9 million, at June 30, 2012:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2012
	$100,000	0.52%	6/11/2012	7/9/2012	N/A
	125,000	0.38%	6/11/2012	7/9/2012	N/A
	125,000	0.37%	6/11/2012	7/9/2012	N/A
	100,000	4.50%	8/14/2007	8/14/2012	N/A
	150,000	4.31%	3/6/2007	12/6/2012	9/6/2012
	600,000
2014
	100,000	4.72%	7/27/2007	7/27/2014	7/27/2012
	300,000	2.86%	3/28/2011	9/28/2014	N/A
	400,000
2015
	100,000	0.54%	12/28/2011	3/30/2015	N/A
	100,000	0.63%	12/29/2011	1/28/2015	N/A
	100,000	0.59%	12/28/2011	6/28/2015	N/A
	300,000
2017
	500,000	4.67%	3/2/2007	3/2/2017	9/4/2012
	250,000	0.25%	3/2/2007	3/2/2017	9/4/2012
	100,000	0.00%	6/6/2007	3/6/2017	9/6/2012
	900,000	0.00%	3/6/2007	6/6/2017	9/6/2012
	1,750,000
	$3,050,000	1.69%

All of the structured repurchase agreements referred to above with maturity dates up to the date of this filing were renewed as one-month short-term repurchase agreements.

The structured repurchase agreement referred to above with a next put date of July 27, 2012 was not put by the counterparty.

Repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.00% and 0.25% to at least their next put dates scheduled for September 2012.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2012, these advances were secured by mortgage and commercial loans amounting to $522.1 million and $50.5 million, respectively. Also, at June 30, 2012, the Group has an additional borrowing capacity with the FHLB of $157.8 million. At June 30, 2012 and December 31 2011, the weighted average remaining maturity of FHLB’s advances was 6.3 months and 11.2 months, respectively. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $1.6 million, at June 30, 2012:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2012
	$25,000	0.37%	6/4/2012	7/5/2012	N/A
	25,000	4.57%	7/24/2007	7/24/2012	N/A
	25,000	4.26%	7/30/2007	7/30/2012	N/A
	50,000	4.33%	8/10/2007	8/10/2012	N/A
	100,000	4.09%	8/16/2007	8/16/2012	N/A
	225,000
2014
	25,000	4.20%	5/8/2007	5/8/2014	8/8/2012
	30,000	4.22%	5/11/2007	5/11/2014	8/11/2012
	55,000
2017
	5,070	1.24%	4/3/2012	4/3/2017	N/A
	5,070
	$285,070	3.83%

All of the advances referred to above with maturity dates up to the date of this filing were renewed as one-month short-term advances.

FDIC-Guaranteed Term Notes —  Temporary Liquidity Guarantee Program

On March 16, 2012, the Group’s banking subsidiary repaid at maturity the $105 million in senior unsecured notes that it issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at June 30, 2012 and December 31, 2011.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debentures (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.42% at June 30, 2012; 3.30% at December 31, 2011), is payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date September 2012). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital notes. The subordinated deferrable interest debentures issued by the Group are accounted for as a liability denominated as subordinated capital note on the unaudited consolidated statements of financial condition.

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

NOTE 12 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of June 30, 2012 and December 31, 2012, these loans balances amounted to $5.1 million and $3.8 million, respectively. The activity and balance of these loans for the quarters and six-month periods ended June 30, 2012 and 2011 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at the beginning of period	$5,238	3,242	$3,772	3,452
New loans	-	-	1,505	-
Repayments	(180)	(29)	(219)	(52)
Credits of persons no longer considered related parties	-	-	-	(187)
Balance at the end of period	$5,058	$3,213	$5,058	$3,213

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 —  INCOME TAXES

At June 30, 2012 and December 31, 2011, the Group’s net deferred tax asset amounted to $35.9 million and $32.0 million, respectively. Income tax for the quarters ended June 30, 2012 and 2011 totaled an expense of $1.1 million and a benefit of $1.4 million, respectively. Income tax expense for the six-month periods ended June 30, 2012 and 2011 totaled $3.0 million and $5.1 million, respectively.

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to OIB becoming tax exempt under Puerto Rico law. During the quarter and six-month period ended June 30, 2012, the income tax provision included $166 thousand and $724 thousand, respectively, related to this residual tax effect from OIB.

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at June 30, 2012 was $1.3 million (December 31, 2011 - $1.4 million). The Group had accrued $739 thousand at June 30, 2012 (December 31, 2011 - $342 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2012 and December 31, 2011, the Group and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2012 and December 31, 2011, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s and the Bank’s actual capital amounts and ratios as of June 30, 2012 and December 31, 2011 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of June 30, 2012
Total Capital to Risk-Weighted Assets	$701,632	33.79%	$166,117	8.00%
Tier 1 Capital to Risk-Weighted Assets	$674,804	32.50%	$83,059	4.00%
Tier 1 Capital to Total Assets	$674,804	10.75%	$251,187	4.00%
As of December 31, 2011
Total Capital to Risk-Weighted Assets	$688,452	32.80%	$167,929	8.00%
Tier 1 Capital to Risk-Weighted Assets	$661,614	31.52%	$83,964	4.00%
Tier 1 Capital to Total Assets	$661,614	9.65%	$274,230	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2012
Total Capital to Risk-Weighted Assets	$670,024	32.48%	$165,026	8.00%	$206,282	10.00%
Tier 1 Capital to Risk-Weighted Assets	$643,364	31.19%	$82,513	4.00%	$123,769	6.00%
Tier 1 Capital to Total Assets	$643,364	10.30%	$249,852	4.00%	$312,315	5.00%
As of December 31, 2011
Total Capital to Risk-Weighted Assets	$643,266	30.84%	$166,876	8.00%	$208,595	10.00%
Tier 1 Capital to Risk-Weighted Assets	$616,590	29.56%	$83,438	4.00%	$125,157	6.00%
Tier 1 Capital to Total Assets	$616,590	9.06%	$272,177	4.00%	$340,221	5.00%

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

The activity in outstanding options for the six-month periods ended June 30, 2012 and 2011 is set forth below:

	Six-Month Period Ended June 30,
	2012		2011
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Options	Price	Options	Price
Beginning of period	786,704	$15.02	765,989	$15.25
Options granted	204,543	11.83	85,000	11.90
Options exercised	(32,954)	11.98	(550)	9.19
Options forfeited	(23,500)	11.93	(26,696)	15.69
End of period	934,793	$14.51	823,743	$14.89

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at June 30, 2012:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	12,432	$8.28	6.8	5,885	$8.28
8.46 to 11.27	1,000	10.29	5.1	500	10.29
11.28 to 14.09	691,876	12.06	7.5	189,433	12.32
14.10 to 16.90	62,035	15.60	2.1	62,035	15.60
19.72 to 22.54	25,050	20.68	2.7	22,925	20.57
22.55 to 25.35	83,350	23.99	1.8	83,350	23.99
25.36 to 28.17	59,050	27.46	2.3	59,050	27.46
	934,793	$14.51	6.2	423,178	$17.60
Aggregate Intrinsic Value	$35,600			$16,873

The average fair value of each option granted during the six-month period ended June 30, 2012 was $5.41. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended June 30,
	2012	2011
Weighted average assumptions:
Dividend yield	1.80%	1.63%
Expected volatility	51.13%	59.04%
Risk-free interest rate	1.70%	3.11%
Expected life (in years)	8.0	8.0

The following table summarizes the restricted units’ activity under the Omnibus Plan for the six-month periods ended June 30, 2012 and 2011:

	Six-Month Period Ended June 30,
	2012		2011
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning of period	205,149	$11.27	243,525	$13.43
Restricted units granted	57,350	11.85	39,500	11.82
Restricted units lapsed	(42,974)	8.29	(45,616)	20.74
Restricted units forfeited	(2,789)	11.71	(9,238)	13.38
End of period	216,736	$12.01	228,171	$11.69

Legal Surplus

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2012 and December 31, 2011, legal surplus amounted to $52.7 million and $50.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Earnings per Common Share

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2012 and 2011 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income	$14,958	$26,467	$25,610	$29,548
Less: Dividends on preferred stock	(1,200)	(1,200)	(2,401)	(2,401)
Income available to common shareholders	$13,758	$25,267	$23,209	$27,147
Average common shares outstanding and equivalents	40,808	45,135	40,986	45,656
Earnings per common share - basic	$0.34	$0.56	$0.57	$0.60
Earnings per common share - diluted	$0.34	$0.56	$0.57	$0.59

For the quarters ended June 30, 2012 and 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 708,976 and 565,178, respectively. For the six-month periods ended June 30, 2012 and 2011,

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 707,143 and 588,610, respectively.

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share.  During 2011, the Group purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share. During the six-month period ended June 30, 2012 the Group purchased approximately 603,000 additional shares under this program for a total of $7.0 million, at an average price of $11.61 per share.

The activity in connection with common shares held in treasury by the Group for the six-month periods ended June 30, 2012 and 2011 is set forth below:

	Six-Month Period Ended June 30,
	2012		2011
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	6,564,124	$74,808	1,459,067	$16,732
Common shares used upon lapsing of restricted stock units	(37,446)	(392)	(51,116)	(561)
Common shares repurchased as part of the stock repurchase program	603,000	7,022	2,406,303	29,242
Common shares used to match defined contribution plan, net	(18,898)	(35)	(15,350)	(27)
End of period	7,110,780	$81,403	3,798,904	$45,386

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of June 30, 2012 and December 31, 2011 consisted of:

	June 30,	December 31,
	2012	2011
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$76,067	$86,404
Income tax effect of unrealized gain on securities available-for-sale	(5,367)	(7,160)
Unrealized loss on cash flow hedges	(56,217)	(47,425)
Income tax effect of unrealized loss on cash flow hedges	6,778	5,312
	$21,261	$37,131

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to OIB becoming tax exempt under Puerto Rico law. During the six-month period ended June 30, 2012, $724 thousand related to this residual tax effect from OIB were reclassified from accumulated other comprehensive income into income tax provision.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 —  COMMITMENTS

Loan Commitments

At June 30, 2012 and December 31, 2011, there were $139.5 million and $106.1 million, respectively, in loan commitments, which represent unused lines of credit and letters of credit provided to customers. These lines of credit had a reserve of $568 thousand and $518 thousand at June 30, 2012 and December 31, 2011, respectively. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon the extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $13.2 million and $31.1 million at June 30, 2012 and December 31, 2011, respectively.

At June 30, 2012 and December 31, 2011, commitments to sell or securitize mortgage loans amounted to approximately $32.8 million and $66.1 million, respectively.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2012 and 2011 amounted to $1.6 million and 1.5 million, respectively. Rent expense for the six-month periods ended June 30, 2012 and 2011 amounted to $3.3 million and $3.0 million, respectively. Both are included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at June 30, 2012, exclusive of taxes, insurance, and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2012	$2,285
2013	4,572
2014	4,569
2015	4,323
2016	3,741
Thereafter	17,341
$36,831

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 —  CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, the Group and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of the Group, including the Bank, Oriental Financial Services, and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

The Group seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Group and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of the Group’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the unaudited consolidated financial condition of the Group. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Group’s unaudited consolidated results of operations or cash flows in particular quarterly or annual periods. The Group has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Group has determined that the estimate of the reasonably possible loss is not significant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 - FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	June 30, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,575,543	$37,296	$2,612,839
Securities purchased under agreements to resell	-	225,000	-	225,000
Money market investments	4,662	-	-	4,662
Derivative assets	-	-	11,367	11,367
Servicing assets	-	-	10,776	10,776
Derivative liabilities	-	(56,217)	(10,912)	(67,129)
	$4,662	$2,744,326	$48,527	$2,797,515
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$39,780	$39,780
Foreclosed real estate	-	-	31,631	31,631
	$-	$-	$71,411	$71,411

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,912,600	$47,312	$2,959,912
Money market investments	3,863	-	-	3,863
Derivative assets	-	-	9,317	9,317
Servicing assets	-	-	10,454	10,454
Derivative liabilities	-	(47,425)	(9,362)	(56,787)
	$3,863	$2,865,175	$57,721	$2,926,759
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,364	$46,364
Foreclosed real estate	-	-	27,679	27,679
	$-	$-	$74,043	$74,043

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month period ended June 30, 2012 and 2011:

	Quarter Ended June 30, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$-	$29,643	$9,882	$12,515	$10,725	$(12,138)	$50,627
Gains (losses) included in earnings	-	-	-	(1,148)	-	1,119	(29)
Changes in fair value of investment securities available for sale included in other comprehensive income	-	(2,381)	134	-	-	-	(2,247)
New instruments acquired	-	-	-	-	499	-	499
Principal repayments	-	18	-	-	(241)	-	(223)
Amortization	-	-	-	-	-	107	107
Changes in fair value of servicing assets	-	-	-	-	(207)	-	(207)
Balance at end of period	$-	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527

	Quarter Ended June 30, 2011
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$16,380	$28,782	$9,953	$11,764	$9,963	$(14,316)	$62,526
Gains (losses) included in earnings	-	-	-	(64)	-	222	158
Changes in fair value of investment securities available for sale included in other comprehensive income	1,104	(554)	117	-	-	-	667
New instruments acquired	-	-	-	225	693	(290)	628
Amortization	-	1	(2)	-	(237)	1,507	1,269
Changes in fair value of servicing assets	-	-	-	-	(579)	-	(579)
Balance at end of period	$17,484	$28,229	$10,068	$11,925	$9,840	$(12,877)	$64,669

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	-	-	2,050	-	(2,035)	15
Changes in fair value of investment securities available for sale included in other comprehensive income	-	488	(7)	-	-	-	481
New instruments acquired	-	-	-	-	919	-	919
Principal repayments	-	34	-	-	(476)	-	(442)
Amortization	-	-	(1)	-	-	485	484
Sales of instruments	(10,530)	-	-	-	-	-	(10,530)
Changes in fair value of servicing assets	-	-	-	-	(121)	-	(121)
Balance at end of period	$-	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527

	Six-Month Period Ended June 30, 2011
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$-	$9,870	$9,695	$(12,830)	$48,428
Gains (losses) included in earnings	-	-	-	1,685	-	(1,284)	401
Changes in fair value of investment securities available for sale included in other comprehensive income	1,341	2,678	65	-	-	-	4,084
New instruments acquired	-	-	10,005	370	1,213	(701)	10,887
Principal repayments	-	-	-	-	(481)	-	(481)
Amortization	-	1	(2)	-	-	1,938	1,937
Changes in fair value of servicing assets	-	-	-	-	(587)	-	(587)
Balance at end of period	$17,484	$28,229	$10,068	$11,925	$9,840	$(12,877)	$64,669

Although there were purchases and sales of assets and liabilities measured at fair value on a recurring basis, there were no transfers into and out of Level 1 and Level 2 fair value measurements during the quarters and six-month periods ended June 30, 2012 and 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2012:

	June 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
CLOs	$27,280	Discounted cash flow	Prepayment rate	0% static
			Probability of default	1% - 30%
			Loss severity	44% - 55%
Other debt securities	$10,016	Market comparable bonds	Indicative pricing	101.7% - 107.4%
			Option adjusted spread	146.9% - 232.5%
			Yield to maturity	1.9% - 2.7%
			Spread to maturity	146.2% - 231.9%
Derivative asset (S&P Purchased Options)	$11,367	Option pricing model	Implied option volatility	13.4% - 36.6%
			Counterparty credit risk (based on 5-year CDS spread)	141.0% - 351.7%
Servicing assets	$10,776	Cash flow valuation	Constant prepayment rate	9.69% - 33.05%
			Discount rate	10.50% - 15.11%
Derivative liability (S&P Embedded Options)	$(10,912)	Option pricing model	Implied option volatility	13.4% - 36.6%
			Counterparty credit risk (based on 5-year CDS spread)	141.0% - 351.7%

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

Other debt securities – The significant unobservable inputs used in the fair value measurement of one of the Group’s other debt securities are indicative comparable pricing, option adjusted spread (“OAS”), yield to maturity, and spread to maturity. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for indicative comparable pricing is accompanied by a directionally opposite change in the assumption used for OAS and a directionally, although not equally proportional, opposite change in the assumptions used for yield to maturity and spread to maturity.

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

Derivative liability (S&P Embedded Options) – The significant unobservable inputs used in the fair value measurement of the Group’s derivative liability related to S&P purchased options are implied option volatility and counterparty credit risk. Significant increases

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

The table below presents a detail of investment securities available-for-sale classified as level 3 at June 30, 2012:

	June 30, 2012
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	.
Other debt securities	$10,000	$16	$10,016	3.50%	N/A
Structured credit investments
CLO	15,000	(4,198)	10,802	2.62%	7.54%
CLO	11,979	(2,814)	9,165	2.01%	26.18%
CLO	9,428	(2,115)	7,313	1.47%	20.64%
	36,407	(9,127)	27,280	2.12%
Total	$46,407	$(9,111)	$37,296	2.42%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Financial Instruments

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Group.

The estimated fair value is subjective in nature, involves uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of the retail deposits, and premises and equipment.

The estimated fair value and carrying value of the Group’s financial instruments at June 30, 2012 and December 31, 2011 is as follows:

	June 30,		December 31,
	2012		2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$464,579	$464,579	$591,487	$591,487
Level 2
Financial Assets:
Securities purchased under agreements to resell	225,000	225,000	-	-
Trading securities	214	214	180	180
Investment securities available-for-sale	2,575,543	2,575,543	2,959,912	2,959,912
Investment securities held-to-maturity	925,266	895,500	904,556	884,026
Federal Home Loan Bank (FHLB) stock	22,868	22,868	23,779	23,779
Financial Liabilities:
Derivative liabilities	56,217	56,217	47,425	47,425
Level 3
Financial Assets:
Investment securities available-for-sale	37,296	37,296	47,312	47,312
Total loans (including loans held-for-sale)
Non-covered loans, net	1,188,608	1,172,636	1,211,539	1,169,917
Covered loans, net	524,603	447,720	584,110	496,276
Derivative assets	11,367	11,367	9,317	9,317
FDIC shared-loss indemnification asset	274,847	359,767	312,957	392,367
Accrued interest receivable	17,258	17,258	20,182	20,182
Servicing assets	10,776	10,776	10,454	10,454
Financial Liabilities:
Deposits	2,328,775	2,222,942	2,567,352	2,435,187
Securities sold under agreements to repurchase	3,124,827	3,053,865	3,092,122	3,056,238
Advances from FHLB	288,958	286,653	285,663	281,753
FDIC-guaranteed term notes	-	-	105,752	105,834
Subordinated capital notes	36,228	36,083	36,235	36,083
Accrued expenses and other liabilities	27,686	27,686	35,602	35,602

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2012 and December 31, 2011:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), accrued interest receivable, securities purchased under agreements to resell, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•     Investments in FHLB stock are valued at their redemption value.

•     The fair value of investment securities, including trading securities, is based on quoted market prices, when available, or market prices provided by recognized broker dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The estimated fair value of the structured credit investments is determined by using a third-party cash flow valuation model to calculate the present value of projected future cash flows. The assumptions used, which are highly uncertain and require a high degree of judgment, include primarily market discount rates, current spreads, duration, leverage, default, home price depreciation, and loss rates. The assumptions used are drawn from a wide array of data sources, including the performance of the collateral underlying each deal. The external-based valuation, which is obtained at least on a quarterly basis, is analyzed and its assumptions are evaluated and incorporated in either an internal-based valuation model when deemed necessary, or compared to counterparties’ prices and agreed by management.

•     The fair value of the FDIC shared-loss indemnification asset represents the present value of the estimated cash payments (net of amounts owed to the FDIC) expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

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

•     Fair value of derivative liabilities, which include interest rate swaps and forward-settlement swaps, are based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve, and discounted using current estimated market rates.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•     The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB, FDIC-guaranteed term notes, and subordinated capital notes is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

•     The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

NOTE 18 - SEGMENT REPORTING

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and the pension plan administration subsidiary (Caribbean Pension Consultants, Inc.). The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters and six-month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30, 2012
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$37,565	$-	$23,223	$60,788	$-	$60,788
Interest expense	(5,765)	-	(21,947)	(27,712)	-	(27,712)
Net interest income	31,800	-	1,276	33,076	-	33,076
Provision for non-covered loan and lease losses	(3,800)	-	-	(3,800)	-	(3,800)
Provision for covered loan and lease losses, net	(1,467)	-	-	(1,467)	-	(1,467)
Non-interest income (loss)	(591)	5,941	11,862	17,212	-	17,212
Non-interest expenses	(23,661)	(3,611)	(1,734)	(29,006)	-	(29,006)
Intersegment revenues	440	-	-	440	(440)	-
Intersegment expenses	-	(296)	(144)	(440)	440	-
Income before income taxes	$2,721	$2,034	$11,260	$16,015	$-	$16,015
Total assets	$3,116,655	$15,143	$3,951,720	$7,083,518	$(707,240)	$6,375,648

	Quarter Ended June 30, 2011
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$29,029	$-	$53,173	$82,202	$-	$82,202
Interest expense	(8,404)	-	(30,985)	(39,389)	-	(39,389)
Net interest income	20,625	-	22,188	42,813	-	42,813
Provision for non-covered loan and lease losses	(3,800)	-	-	(3,800)	-	(3,800)
Non-interest income	6,637	4,624	5,498	16,759	-	16,759
Non-interest expenses	(24,176)	(4,177)	(2,343)	(30,696)	-	(30,696)
Intersegment revenues	311	-	-	311	(311)	-
Intersegment expenses	-	(218)	(93)	(311)	311	-
Income (loss) before income taxes	$(403)	$229	$25,250	$25,076	$-	$25,076
Total assets	$3,171,839	$14,340	$4,643,788	$7,829,967	$(747,502)	$7,082,465

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2012
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,229	$-	$53,479	$130,708	$-	$130,708
Interest expense	(12,297)	-	(46,472)	(58,769)	-	(58,769)
Net interest income	64,932	-	7,007	71,939	-	71,939
Provision for non-covered loan and lease losses	(6,800)	-	-	(6,800)	-	(6,800)
Provision for covered loan and lease losses, net	(8,624)	-	-	(8,624)	-	(8,624)
Non-interest income (loss)	(113)	11,731	18,563	30,181	-	30,181
Non-interest expenses	(45,935)	(8,500)	(3,657)	(58,092)	-	(58,092)
Intersegment revenues	844	-	-	844	(844)	-
Intersegment expenses	-	(605)	(239)	(844)	844	-
Income before income taxes	$4,304	$2,626	$21,674	$28,604	$-	$28,604

	Six-Month Period Ended June 30, 2011
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$61,219	$-	$99,017	$160,236	$-	$160,236
Interest expense	(17,884)	-	(62,263)	(80,147)	-	(80,147)
Net interest income	43,335	-	36,754	80,089	-	80,089
Provision for non-covered loan and lease losses	(7,600)	-	-	(7,600)	-	(7,600)
Provision for covered loan and lease losses, net	(549)	-	-	(549)	-	(549)
Non-interest income	13,135	9,376	1,653	24,164	-	24,164
Non-interest expenses	(48,416)	(8,195)	(4,876)	(61,487)	-	(61,475)
Intersegment revenues	723	-	-	723	(723)	-
Intersegment expenses	-	(506)	(217)	(723)	723	-
Income before income taxes	$628	$675	$33,314	$34,617	$-	$34,629

NOTE 19 – SUBSEQUENT EVENTS

In connection with the BBVA-PR Acquisition, as discussed in Note 1, on July 3, 2012, the Group completed its sale to various institutional purchasers of $84 million of its 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (the “Convertible Preferred Stock”), with a conversion price of $11.77, through a private placement, pursuant to a Subscription Agreement dated June 28, 2012, between the Group and each of the purchasers.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2012	2011	%	2012	2011	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$60,788	$82,202	-26.1%	$130,708	$160,236	-18.4%
Interest expense	27,712	39,389	-29.6%	58,769	80,147	-26.7%
Net interest income	33,076	42,813	-22.7%	71,939	80,089	-10.2%
Provision for non-covered loan and lease losses	3,800	3,800	0.0%	6,800	7,600	-10.5%
Provision for covered loan and lease losses, net	1,467	-	100.0%	8,624	549	1470.9%
Total provision for loan and lease losses, net	5,267	3,800	38.6%	15,424	8,149	89.3%
Net interest income after provision for loan and lease losses	27,809	39,013	-28.7%	56,515	71,940	-21.4%
Non-interest income	17,212	16,759	2.7%	30,181	24,164	24.9%
Non-interest expenses	29,006	30,696	-5.5%	58,092	61,475	-5.5%
Income before taxes	16,015	25,076	-36.1%	28,604	34,629	-17.4%
Income tax expense (benefit)	1,057	(1,391)	176.0%	2,994	5,081	-41.1%
Net Income	14,958	26,467	-43.5%	25,610	29,548	-13.3%
Less: Dividends on preferred stock	(1,200)	(1,200)	0.0%	(2,401)	(2,401)	0.0%
Income available to common shareholders	$13,758	$25,267	-45.5%	$23,209	$27,147	-14.5%
PER SHARE DATA:
Basic	$0.34	$0.56	-39.3%	$0.57	$0.60	-5.0%
Diluted	$0.34	$0.56	-39.3%	$0.57	$0.59	-3.4%
Average common shares outstanding and equivalents	40,808	45,135	-9.6%	40,986	45,656	-10.2%
Book value per common share	$15.32	$14.91	2.7%	$15.32	$14.91	2.7%
Tangible book value per common share	$15.23	$14.82	2.8%	$15.23	$14.82	2.8%
Market price at end of period	$11.08	$12.63	-12.3%	$11.08	$12.63	-12.3%
Cash dividends declared per common share	$0.06	$0.05	20.0%	$0.12	$0.10	20.0%
Cash dividends declared on common shares	$2,444	$2,206	10.8%	$4,887	$4,477	9.2%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.94%	1.48%	-36.5%	0.79%	0.82%	-3.7%
Return on average common equity (ROE)	8.73%	15.37%	-43.2%	7.38%	8.26%	-10.7%
Equity-to-assets ratio	10.86%	10.23%	6.2%	10.86%	10.23%	6.2%
Efficiency ratio	64.71%	57.85%	11.9%	60.92%	61.13%	-0.3%
Expense ratio	1.19%	1.26%	-5.6%	1.18%	1.25%	-5.6%
Interest rate spread	2.23%	2.61%	-14.6%	2.38%	2.41%	-1.2%
Interest rate margin	2.28%	2.64%	-13.6%	2.44%	2.45%	-0.4%

SELECTED FINANCIAL DATA

	June 30,	December 31,	Variance
	2012	2011	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$3,531,490	$3,867,970	-8.7%
Loans and leases not covered under shared-loss agreements with the FDIC, net	1,172,636	1,169,917	0.2%
Loans and leases covered under shared-loss agreements with the FDIC, net	447,720	496,276	-9.8%
Total investments and loans	$5,151,846	$5,534,163	-6.9%
Deposits and borrowings
Deposits	$2,222,942	$2,435,185	-8.7%
Securities sold under agreements to repurchase	3,053,865	3,056,238	-0.1%
Other borrowings	322,736	423,670	-23.8%
Total deposits and borrowings	$5,599,543	$5,915,093	-5.3%
Stockholders’ equity
Preferred stock	$68,000	$68,000	0.0%
Common stock	47,842	47,809	0.1%
Additional paid-in capital	499,852	499,096	0.2%
Legal surplus	52,668	50,178	5.0%
Retained earnings	83,982	68,149	23.2%
Treasury stock, at cost	(81,403)	(74,808)	-8.8%
Accumulated other comprehensive income	21,261	37,131	-42.7%
Total stockholders' equity	$692,202	$695,555	-0.5%
Capital ratios
Leverage capital	10.75%	9.65%	11.4%
Tier 1 risk-based capital	32.50%	31.52%	3.1%
Total risk-based capital	33.79%	32.80%	3.0%
Tier 1 common equity to risk-weighted assets	29.22%	28.28%	3.3%
Financial assets managed
Trust assets managed	$2,412,785	$2,216,088	8.9%
Broker-dealer assets gathered	2,097,095	1,926,147	8.9%
Total assets managed	$4,509,880	$4,142,235	8.9%

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

The Group is a publicly-owned financial holding company that provides a full range of banking and wealth management services through its subsidiaries. It provides comprehensive banking and wealth management services through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; financing leases; checking and savings accounts; financial planning, insurance, wealth management, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 28 financial centers in Puerto Rico and a subsidiary in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking and wealth management franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and wealth management services, maintaining effective asset-liability management, growing non-interest revenues from banking and wealth management services, and improving operating efficiencies.

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

During the quarter ended June 30, 2012, the Group benefited from new commercial, consumer and auto lending; lower cost of deposits as well as reduced cost of wholesale funding; and increased banking activity and cross selling of services from the Group’s growing customer base. The Group also continued to effectively manage non-interest expenses, while reducing its reliance on investment securities.

On June 28, 2012, the Group entered into a definitive Acquisition Agreement (the “Acquisition Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), pursuant to which BBVA agreed to sell to the Group, and the Group agreed to purchase from BBVA, all of the outstanding common stock of each of BBVA PR Holding Corporation (the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico, a Puerto Rico chartered commercial bank (“BBVA Puerto Rico”), and BBVA Seguros, Inc., a subsidiary offering insurance services) and BBVA Securities of Puerto Rico, Inc., a registered broker-dealer (the “BBVA-PR Acquisition”) for an aggregate purchase price of $500.0 million in cash.  Immediately following the closing of the BBVA-PR Acquisition (the “Closing”), the Group will merge BBVA Puerto Rico with and into Oriental Bank and Trust, the Group’s wholly owned banking subsidiary (the “Bank”), with the Bank continuing as the surviving entity. Consummation of the BBVA-PR Acquisition is subject to certain customary conditions, including the receipt of required regulatory approvals without the imposition of a materially burdensome regulatory condition, as described in the Acquisition Agreement, and is targeted for before December 31, 2012. The Group may be subject to a reverse break-up fee of $25.0 million if the closing of the transaction does not occur before one year after execution of the Acquisition Agreement (or before fifteen months after execution of the Acquisition Agreement in certain circumstances), subject to certain conditions.  Also, under certain conditions, if BBVA proves that is sustained losses in connection with such non-consummation in excess of the reverse break-up fee amount, BBVA may recover from us up to an additional $25.0 million in losses.

To finance the purchase price, on July 3, 2012, the Group completed its sale to various institutional purchasers of $84.0 million of its 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (the “Convertible Preferred Stock”), through a private placement, pursuant to a Subscription Agreement dated June 28, 2012, between the Group and each of the purchasers.  In addition to the sale of the Convertible Preferred Stock, prior to the Closing, the Group expects to raise at least an additional $66.0 million through the sale of additional equity. The Group intends to use its own excess capital to fund the balance of the purchase price.

The BBVA-PR Acquisition will combine two of the healthiest banks in Puerto Rico to create a market leading bank with an expanded customer base and a greater share of the core deposit market.  Also, it will provide the Group with a strategic advantage in continuing to serve a market that desires both personalized attention and access to a broad array of financial products and services offered at competitive prices.  The Group believes that the Puerto Rico customers of BBVA will generally fit the Group’s traditional customer profile. The BBVA-PR Acquisition is anticipated to result in earnings growth and strengthen the Group’s franchise.  Moreover, in keeping with the Bank’s strategy of expanding its banking business, the Bank’s balance sheet will be transformed with a larger and more diversified loan portfolio, a diminished reliance on investment securities and wholesale funding, and improved earnings stability.  The Group believes that the BBVA-PR Acquisition is well timed in light of the ongoing stabilization of the Puerto Rico economy. The unaudited consolidated financial statements do not contemplate the effect of the BBVA-PR Acquisition as the transaction has not been consummated at June 30, 2012.

Operating revenues for the quarter ended June 30, 2012 decreased 15.6%, or $9.3 million, to $50.3 million from the same period in 2011. Operating revenues for the six-month period ended June 30, 2012 decreased 2.0%, or $2.1 million, to $102.1 million from the same period in 2011. Following is a tabular presentation of the Group’s operating revenues for the quarters and six-month periods ended June 30, 2012 and 2011:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)
OPERATING REVENUE
Net interest income	$33,076	$42,813	$71,939	$80,089
Non-interest income, net	17,212	16,759	30,181	24,164
Total operating revenues	$50,288	$59,572	$102,120	$104,253

Interest Income

Total interest income for the quarter and six-month period ended June 30, 2012 decreased 26.1% to $60.8 million and 18.4% to $130.7 million, as compared to the same periods in 2011. Such decrease primarily reflects a 56.3% and 46.0% decrease, respectively, on interest income from investments, related to lower yields and a lower balance in the investment securities portfolio as a result of the sale of $407.3 million in mortgage-backed securities. Also, there was an increase in premium amortization due to increased prepayment speeds. The yield on investments decreased from 4.49% and 4.14% for the quarter and six-month period ended June 30, 2011 to 2.25% and 2.53% for the quarter and six-month period ended June 30, 2012.

The decrease in interest income on investments was mitigated by an increase in interest income from covered loans from $13.1 million and $27.3 million for the quarter and six-month period ended June 30, 2011 to $20.3 million and $41.9 million for the quarter and six-month period ended June 30, 2012. Also, the yield on covered loans increased from 9.12% and 9.21% for the quarter and six-month period ended June 30, 2011 to 17.75% and 17.64% for the quarter and six-month period ended June 30, 2012. This increase in yield was the result of the Group’s assessment in 2011 of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The accretable yield amounted to $177.2 million at June 30, 2012 compared to $188.8 million at December 31, 2011. Interest income from non-covered loans remained level.

Interest Expense

Total interest expense for the quarter and six-month period ended June 30, 2012 fell 29.6% to $27.7 million and 26.7% to $58.8 million, as compared to the same periods in 2011. This reflects the lower cost of both securities sold under agreements to repurchase (2.17% vs. 2.72%; 2.23% vs. 2.75%) and deposits (1.42% vs. 1.86%; 1.49% vs. 1.88%) for the quarter and six-month period ended June 30, 2012 as compared to the same periods in 2011, which reflects continuing progress in the repricing of the Group’s core retail deposits and further reductions in its cost of funds.

In December 2011, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. To further reduce cost of borrowings, in May 2012, the Group renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%. As a result of the aforementioned transactions, total interest expense on securities sold under agreements to repurchase declined 29.5% and 28.4% as compared to quarter and six-month period ended June 30, 2011, respectively.

Net Interest Income

Net interest income for the quarter and six-month period ended June 30, 2012 was $33.1 million and $71.9 million, decreasing 22.7% and 10.2% when compared with the same periods of the previous year. Such decrease was mostly due to a decrease of 56.3% and 46.0% decrease, respectively, for such periods on interest income from investments, related to lower yields and a lower balance in the investment securities portfolio, and an increase in premium amortization.

Net interest margin of 2.28% and 2.44% for the quarter and six-month period ended June 30, 2012 decreased 36 and 1 basis points, respectively, when compared with the same periods in 2011.

Provision for Loan and Lease Losses

Provision for non-covered loans and lease losses for the quarter remained unchanged compared with the same quarter of the previous year. For the six-month period ended June 30, 2012, the provision for non-covered loans and lease losses decreased 10.5% as compared to the same period in 2011. Provision for covered loans and lease losses for the quarter and six-month period ended June 30, 2012 was $1.5 million and $8.6 million, reflecting the Group’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Group’s expectations for the remaining terms of the loan pools. During the first quarter of the six-month period ending June 30, 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.

Non-Interest Income

The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well as the Group expanded its market share through the 2010 FDIC-assisted acquisition of Eurobank and the Group’s capital strength and focus on providing a market-leading service, as opposed to using rates to attract loans or deposits. During the quarter and six-month period ended June 30, 2012, core banking and wealth management revenues increased 14.7% and 14.4% to $11.7 million and $23.4 million, respectively, as compared to the same periods in 2011, primarily reflecting a $1.2 million and $2.5 million increase in wealth management revenues to $5.9 million and $11.8 million, respectively, attributed to an increase of 9.3% in assets under management.

Net amortization of the FDIC shared-loss indemnification asset of $5.6 million and $10.4 million for the quarter and six-month period ended June 30, 2012, respectively, compared to a net accretion of $1.0 million and $2.2 million for the same periods in 2011, resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank. As a result of such evaluation, the Group expects a decrease in losses to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared-loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

Results for the quarter and six-month period ended June 30, 2012 also include a $12.0 million and $19.3 million gains on the sale of investment securities with a book value of $331.4 million and $534.3 million, respectively, as the Group took advantage of market opportunities.

Non-Interest Expenses

Due to effective cost controls, non-interest expenses decreased to $29.0 million for the quarter, and $58.1 million for the six-month period, ended June 30, 2012, compared to $30.7 and $61.5 million, respectively, in the same periods of the previous year. As a result, the efficiency ratio for the quarter and six-month period ended June 30, 2012 was 64.71% and 60.92%, respectively, compared to 57.85% and 61.13% for the quarter and six-month period ended June 30, 2011.

Income Tax Expense

Income tax expense was $1.1 million and $3.0 million for the quarter and six-month period ended June 30, 2012, respectively, compared to a benefit of $1.4 million and an expense of $5.1 million for the same periods in 2011. The effective tax rate for 2012 decreased from 2011 primarily as a result of an increase in tax exempt income associated with OIB.

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to the OIB becoming tax exempt under Puerto Rico law. During the quarter and six-month period ended June 30, 2012, income tax provision included $166 thousand and $724 thousand, respectively, related to this residual tax effect from OIB.

Income Available to Common Shareholders

For the quarter and six-month period ended June 30, 2012, the Group’s income available to common shareholders amounted to $13.8 million and $23.2 million, respectively, compared to $25.3 million and $27.1 million, respectively, for the same periods in 2011. Earnings per basic and fully diluted common share were $0.34 and $0.57 for the quarter and six-month period ended June 30, 2012, compared to income per basic common share and fully diluted common share of $0.56 for the quarter, and $0.60 of income per basic common share and $0.59 per fully diluted common share for the six-month period ended June 30, 2011.

Interest Earning Assets

The investment portfolio amounted to $3.531 billion at June 30, 2012, an 8.7% decrease compared to $3.868 billion at December 31, 2011, while the loan portfolio decreased 2.8% to $1.620 billion at June 30, 2012, compared to $1.666 billion at December 31, 2011. The decrease in the investment portfolio reflects a reduction of 11.7%, or $347.1 million, in the available-for-sale portfolio, due to the sale of approximately $534.3 million in investment securities as part of the Group’s ongoing strategy of replacing securities with loans and selling mortgage-backed securities subject to high prepayment speeds, which was partially offset by an increase of 1.3%, or $11.5 million, in the held-to-maturity portfolio. The decrease in the loan portfolio is mostly due to an increase of $21.4 million, in the allowance for loan and lease losses on covered loans. In addition, the loan portfolio had a decrease in covered loans of 5.1% as they continue to be repaid.

Interest Bearing Liabilities

Total deposits amounted to $2.223 billion at June 30, 2012, a decrease of 8.7% compared to $2.435 billion at December 31, 2011. Core retail deposits, which exclude institutional and brokered deposits, declined $19.6 million, or 1.0%, compared to December 31, 2011, while wholesale deposits decreased $192.7 million or 45.4% as higher cost deposits matured during the period. Interest-bearing savings and demand deposits and individual retirement accounts increased 2.1% and 1.8%, respectively, while non-interest bearing demand deposits and retail certificates of deposits decreased 2.0% and 12.0%, respectively.

Using available cash, in March 2012, the Group’s banking subsidiary repaid at maturity the $105.0 million in senior unsecured notes issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) with an all-in cost of 3.75%. Due to the repayment of the TLGP notes, total borrowings decreased 3.0% to $3.377 billion at June 30, 2012, compared to $3.480 billion at December 31, 2011.

During the quarter ended June 30, 2012, the Group renewed $350 million in repurchase agreements costing 4.26% at a new effective rate of approximately 1.90%, as one-month short-term repurchase agreements. The repurchase agreements are being rolled over on a monthly basis on the same terms as the variable rate leg of the interest rate swaps that are designated as cash flow hedges of such repurchase agreements.

Stockholders’ Equity

Stockholders’ equity at June 30, 2012 was $692.2 million, compared to $695.6 million at December 31, 2011, a decrease of 0.5%. This decrease reflects a decrease in other comprehensive income in addition to the stock repurchases by the Group during the first quarter of 2012, partially offset by the net income for the six-month period ended June 30, 2012.

Book value per share was $15.32 at June 30, 2012 compared to $15.22 at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At June 30, 2012, Tier 1 Leverage Capital Ratio was 10.75% (2.69 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 32.50% (8.13 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 33.79% (4.22 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter and six-month period ended June 30, 2012 was 8.73% and 7.38%, respectively, down from 15.37% and 8.26% for the quarter and six-month period ended June 30, 2011. Return on average assets (“ROA”) for the quarter and six-month period ended June 30, 2012 was 0.94% and 0.79%, respectively, down from 1.48% and 0.82% for the quarter and six-month period ended June 30, 2011. The decrease is mostly due to a 43.5% and 13.3% decrease in net income from $26.5 million and $29.5 million in the quarter and six-month period ended June 30, 2011 to $15.0 million and $25.6 million in the quarter and six-month period ended June 30, 2012, respectively.

Assets under Management

Assets managed by the Group’s trust division, the pension plan administration subsidiary (CPC), and Oriental Financial Services increased from $4.142 billion as of December 31, 2011 to $4.510 billion as of June 30, 2012. The trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans. At June 30, 2012, total assets managed by the Group’s trust division and CPC increased to $2.413 billion, compared to $2.216 billion at December 31, 2011, mainly related to capital market appreciation. At June 30, 2012, total assets managed by Oriental Financial Services from its customer investment accounts increased to $2.097 billion, compared to $1.926 billion at December 31, 2011, also mainly because of capital market appreciation.

Lending

Total loan production of $206.9 million for the six-month period ended June 30, 2012 increased 6.3% year over year, including $96.4 million in the quarter ended June 30, 2012. Total commercial loan production of $91.2 million for the six-month period ended June 30, 2012, increased 46.5% from the year ago period, including $35.5 million in the quarter ended June 30, 2012.

The Group sells most of its conforming mortgages in the secondary market, and retains servicing rights. As a result, mortgage banking activities now reflect originations as well as a growing servicing portfolio, a source of recurring revenue.

Mortgage loan production of $48.9 million and $93.9 million for the quarter and six-month period ended June 30, 2012, respectively, decreased 18.1% and 16.5% from the same periods in 2011. Leasing and consumer loans production for the quarter and six-month period ended June 30, 2012 totaled $12.0 million and $21.8 million, up 6.1% and 9.6% from the same periods in 2011.

Credit Quality on Non-Covered Loans

Net credit losses increased $1.6 million to $6.4 million during the six-month period ended June 30, 2012, representing 1.07% of average non-covered loans outstanding, versus 0.82% in 2011. The allowance for loan and lease losses on non-covered loans increased to $37.4 million (3.17% of total non-covered loans) at June 30, 2012, compared to $37.0 million (3.12% of total non-covered loans) at December 31, 2011.

Non-performing loans (“NPLs”), which excludes loans covered under shared-loss agreements with the FDIC, decreased 10.5%, or $14.2 million, in the six-month period ended June 30, 2012. The Group does not expect NPLs to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of all loans are collateralized by real estate. Early delinquency loans (30-89 days past due) dropped 11.1% from December 31, 2011. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30.

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

The Group’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax pre-provision operating income basis (defined as net interest income, plus banking and wealth management revenues, less non-interest expenses, as calculated on the table below). The Group’s management believes that, given the nature of the items excluded from the definition of pre-tax pre-provision operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Group’s continuing business.

Tangible common equity consists of common equity less goodwill and core deposit intangibles. Management believes that the ratios of tangible common equity to total assets and to risk-weighted assets assist investors in analyzing the Group’s capital position.

During the quarter and six-month period ended June 30, 2012, the Group’s pre-tax pre-provision operating income was approximately $15.8 million and $37.3 million, respectively, a decrease of 29.3% and 4.7% from $22.4 million and $39.1 million in the same periods of last year. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$33,076	$42,813	$71,939	$80,089
Core non-interest income:
Wealth management revenues	5,903	4,575	11,791	9,257
Banking service revenues	3,407	3,234	6,693	6,958
Mortgage banking activities	2,436	2,435	4,938	4,258
Total core non-interest income	11,746	10,244	23,422	20,473
Less non interest expenses	(29,006)	(30,696)	(58,092)	(61,475)
Total pre-tax pre-provision operating income	$15,816	$22,361	$37,269	$39,087

At June 30, 2012, tangible common equity to total assets was 9.73% compared to 9.32% at December 31, 2011. Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at June 30, 2012 increased to 29.88% and 33.34%, respectively, from 29.71% and 33.14% at December 31, 2011.

ANALYSIS OF RESULTS OF OPERATIONS

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2012 AND 2011

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$60,788	$82,202	4.20%	5.08%	$5,794,684	$6,477,778
Tax equivalent adjustment	13,097	27,615	0.90%	1.71%	-	-
Interest-earning assets - tax equivalent	73,885	109,817	5.10%	6.79%	5,794,684	6,477,778
Interest-bearing liabilities	27,712	39,389	1.97%	2.47%	5,626,256	6,369,156
Tax equivalent net interest income / spread	46,173	70,428	3.13%	4.32%	168,428	108,622
Tax equivalent interest rate margin			3.19%	4.35%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	22,842	52,903	2.61%	4.82%	3,501,015	4,389,403
Money market investments	381	270	0.24%	0.31%	634,707	348,761
Total investments	23,223	53,173	2.25%	4.49%	4,135,722	4,738,164
Loans not covered under shared-loss agreements with the FDIC:
Mortgage	11,909	11,349	5.80%	5.16%	821,807	879,551
Commercial	4,054	3,500	5.21%	5.78%	311,299	242,006
Leasing	570	286	8.17%	8.78%	27,908	13,026
Consumer	690	834	6.97%	10.39%	39,623	32,093
Total non-covered loans	17,223	15,969	5.74%	5.48%	1,200,637	1,166,676
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	5,133	3,385	13.33%	7.64%	154,004	173,173
Commercial and construction	13,054	7,516	19.37%	8.19%	269,509	320,247
Leasing	1,882	1,794	31.64%	11.01%	23,793	65,162
Consumer	273	365	9.91%	8.58%	11,019	14,356
Total covered loans	20,342	13,060	17.75%	9.12%	458,325	572,938
Total loans	37,565	29,029	9.01%	6.67%	1,658,962	1,739,614
Total interest earning assets	60,788	82,202	4.20%	5.08%	5,794,684	6,477,778
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	-	-	172,615	182,521
Now accounts	2,268	3,140	1.04%	1.57%	876,041	799,960
Savings and money market	580	832	0.99%	1.40%	234,762	238,536
Individual retirement accounts	2,122	2,451	2.30%	2.74%	369,519	358,426
Retail certificates of deposits	1,653	2,738	2.00%	2.36%	330,644	463,143
Total retail deposits	6,623	9,161	1.34%	1.79%	1,983,581	2,042,586
Institutional deposits	411	920	1.72%	1.67%	95,382	220,736
Brokered deposits	930	1,465	2.22%	2.68%	167,207	218,430
Total wholesale deposits	1,341	2,385	2.04%	2.17%	262,589	439,166
Total deposits	7,964	11,546	1.42%	1.86%	2,246,170	2,481,752
Borrowings:
Securities sold under agreements to repurchase	16,586	23,512	2.17%	2.72%	3,057,598	3,462,085
Advances from FHLB and other borrowings	2,841	3,002	3.97%	4.23%	286,405	283,875
FDIC-guaranteed term notes	-	1,021	0.00%	3.88%	-	105,361
Subordinated capital notes	321	308	3.56%	3.41%	36,083	36,083
Total borrowings	19,748	27,843	2.34%	2.86%	3,380,086	3,887,404
Total interest bearing liabilities	27,712	39,389	1.97%	2.47%	5,626,256	6,369,156
Net interest income / spread	$33,076	$42,813	2.23%	2.61%
Interest rate margin			2.28%	2.64%
Excess of average interest-earning assets over average interest-bearing liabilities					$168,428	$108,622
Average interest-earning assets to average interest-bearing liabilities ratio					102.99%	101.71%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(6,761)	$(23,189)	$(29,950)
Loans	(2,148)	10,684	8,536
Total interest income	(8,909)	(12,505)	(21,414)
Interest Expense:
Deposits	(1,096)	(2,486)	(3,582)
Securities sold under agreements to repurchase	(2,747)	(4,179)	(6,926)
Other borrowings	(1,047)	(122)	(1,169)
Total interest expense	(4,890)	(6,787)	(11,677)
Net Interest Income	$(4,019)	$(5,718)	$(9,737)

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$130,708	$160,236	4.43%	4.90%	$5,900,367	$6,535,278
Tax equivalent adjustment	28,201	31,332	0.96%	0.96%	-	-
Interest-earning assets - tax equivalent	158,909	191,568	5.39%	5.86%	5,900,367	6,535,278
Interest-bearing liabilities	58,769	80,147	2.05%	2.49%	5,724,700	6,426,420
Tax equivalent net interest income / spread	100,140	111,421	3.34%	3.37%	175,667	108,858
Tax equivalent interest rate margin			3.39%	3.41%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	52,692	98,497	2.92%	4.45%	3,611,510	4,425,391
Money market investments	787	520	0.26%	0.30%	614,517	353,241
Total investments	53,479	99,017	2.53%	4.14%	4,226,027	4,778,632
Loans not covered under shared-loss agreements with the FDIC:
Mortgage	24,721	24,739	5.97%	5.59%	828,700	885,720
Commercial	8,150	7,004	5.34%	5.91%	305,116	237,114
Leasing	1,118	561	8.37%	10.70%	26,719	10,490
Consumer	1,356	1,630	6.99%	10.54%	38,798	30,934
Total non-covered loans	35,345	33,934	5.89%	5.83%	1,199,333	1,164,258
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	10,331	6,881	13.32%	7.63%	155,084	176,471
Commercial and construction	26,721	15,274	19.10%	8.12%	279,815	331,047
Leasing	4,254	4,278	30.00%	12.28%	28,362	69,654
Consumer	578	852	9.84%	9.59%	11,746	15,216
Total covered loans	41,884	27,285	17.64%	9.21%	475,007	592,388
Total loans	77,229	61,219	9.23%	6.97%	1,674,340	1,756,646
Total interest earning assets	130,708	160,236	4.43%	4.90%	5,900,367	6,535,278
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	-	-	174,497	179,640
Now accounts	4,817	6,766	1.11%	1.67%	869,525	808,561
Savings and money market	1,207	1,859	1.03%	1.53%	235,019	243,122
Individual retirement accounts	4,452	5,084	2.43%	2.83%	367,009	359,388
Retail certificates of deposits	3,769	5,604	2.18%	2.40%	345,644	466,563
Total retail deposits	14,245	19,313	1.43%	1.88%	1,991,694	2,057,274
Institutional deposits	870	1,823	1.66%	1.53%	104,648	237,870
Brokered deposits	2,095	2,693	2.03%	2.19%	206,049	245,413
Total wholesale deposits	2,965	4,516	1.91%	1.87%	310,697	483,283
Total deposits	17,210	23,829	1.49%	1.88%	2,302,391	2,540,557
Borrowings:
Securities sold under agreements to repurchase	34,156	47,671	2.23%	2.75%	3,057,858	3,462,170
Advances from FHLB and other borrowings	5,845	5,994	4.11%	4.25%	284,188	282,009
FDIC-guaranteed term notes	909	2,042	4.11%	3.87%	44,180	105,601
Subordinated capital notes	649	611	3.60%	3.39%	36,083	36,083
Total borrowings	41,559	56,318	2.43%	2.90%	3,422,309	3,885,863
Total interest bearing liabilities	58,769	80,147	2.05%	2.49%	5,724,700	6,426,420
Net interest income / spread	$71,939	$80,089	2.38%	2.41%
Interest rate margin			2.44%	2.45%
Excess of average interest-earning assets over average interest-bearing liabilities					$175,667	$108,858
Average interest-earning assets to average interest-bearing liabilities ratio					103.07%	101.69%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(11,450)	$(34,088)	$(45,538)
Loans	(4,384)	20,394	16,010
Total interest income	(15,834)	(13,694)	(29,528)
Interest Expense:
Deposits	(2,234)	(4,385)	(6,619)
Securities sold under agreements to repurchase	(5,567)	(7,948)	(13,515)
Other borrowings	(1,209)	(35)	(1,244)
Total interest expense	(9,010)	(12,368)	(21,378)
Net Interest Income	$(6,824)	$(1,326)	$(8,150)

Net Interest Income

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Tables 1 and 1A above show the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2012 and 2011, respectively.

Net interest income amounted to $33.1 million and $71.9 million for the quarter and six-month period ended June 30, 2012, a decrease of 22.7% and 10.2% from $42.8 million and $80.1 million for the same periods in 2011. These changes reflect a decrease of 56.3% in interest income from investments, partially offset by a 29.4% increase in interest income from loans and a decrease of 29.6% in interest expense for the quarter ended June 30, 2012 compared to the same period in 2011. They also reflect a decrease of 46.0% in interest income from investments, partially offset by a 26.2% increase in interest income from loans and a decrease of 26.7% in interest expense for the six-month period ended June 30, 2012 compared to the same period in 2011.

Interest rate spread decreased 38 basis points to 2.23% for the quarter ended June 30, 2012 from 2.61% in the quarter ended June 30, 2011. This decrease reflects an 88 basis points decrease in the average yield of interest earning assets to 4.20% from 5.08%, as further explained below, partially offset by a 50 basis points decrease in the average cost of funds to 1.97% from 2.47%. For the six-month period ended June 30, 2012, interest rate spread decreased 3 basis points to 2.38% from 2.41% in the same period of 2011. This decrease reflects a 47 basis points decrease in the average yield of interest earning assets to 4.43% from 4.90%, partially offset by a 44 basis points decrease in the average cost of funds to 2.05% from 2.49%.

The decrease in interest income for the quarter was primarily the result of a decrease of $8.9 million in interest-earning assets volume variance, and a $12.5 million decrease in interest rate variance. The six-month period decrease in interest income was primarily the result of a decrease of $15.8 million in interest-earning assets volume variance, and a $13.7 million decrease in interest rate variance. Interest income from loans increased 29.4% to $37.6 million and 26.2% to $77.2 million for the quarter and six-month period ended June 30, 2012, respectively. During the quarter and six-month period ended June 30, 2012, interest income from covered loans increased 55.8% to $20.3 million and 53.5% to $41.9 million, respectively, compared to the same periods in 2011, mainly due to the re-yielding of various pools of covered loans mainly during the second half of 2011. Interest income on investments decreased 56.3% to $23.2 million and 46.0% to $53.5 million for the quarter and six-month period ended June 31, 2012, respectively, compared to the same periods in 2011, reflecting lower balance in the investment securities portfolio, lower yield on investment securities and an increase in premium amortization due to increased prepayment speeds.

Interest expense decreased 29.6% to $27.7 million and 26.7% to $58.8 million for the quarter and six-month period ended June 30, 2012, respectively. The decrease for the quarter was primarily the result of a $6.8 million decrease in interest rate variance, and a $4.9 million decrease in interest-bearing liabilities volume variance. The six-month period decrease was primarily the result of a $12.4 million decrease in interest rate variance, and a $9.0 million decrease in interest-bearing liabilities volume variance. These decreases are due to a reduction in the balance of interest bearing liabilities and the cost of funds, which decreased 50 basis points to 1.97% and 44 basis points to 2.05% for the quarter and six-month period ended June 30, 2012, respectively, from the same periods in 2011. The cost of deposits decreased by 44 basis points to 1.42% and 39 basis points to 1.49% during the quarter and six-month period ended June 30, 2012, respectively, compared to 1.86% and 1.88% for the same periods in 2011 primarily due to continuing progress in repricing the core retail deposits and to the maturity during the period of higher cost wholesale deposits. The cost of borrowings decreased by 52 basis points to 2.34% and 47 basis points to 2.43% during the quarter and six-month period ended June 30, 2012, respectively, compared to 2.86% and 2.90% for the same periods in 2011. This decrease in the cost of borrowing is attributable to the fact that during December 2011, as previously reported, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements, and the remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. To further reduce cost of borrowings, in May 2012, the Group renewed $350.0 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%. Also, total borrowings decreased due to the repayment in March 2012, at maturity, of the notes issued under the FDIC’s Temporary Liquidity Guarantee Program.

For the quarter and six-month period ended June 30, 2012, the average balance of total interest-earning assets was $5.795 billion and $5.900 billion, respectively, a decrease of 10.5% and 9.7% from the same periods in 2011. This decrease in average balance of interest-earning assets was mainly attributable to a 12.7% and 11.6% decrease for the quarter and six-month period ended June 30, 2012, respectively, in average investments, in addition to a 4.6% and 4.7% decrease in average loans compared to the same periods in

2011, resulting from normal pay downs of covered loans and to the re-yielding of various pools of covered loans mainly during the second half of 2011. The decrease in the investment portfolio reflects a reduction in the available-for-sale portfolio, due to the sale of approximately $534.3 million in investment securities during the six-month period ended June 30, 2012. As of June 30, 2012, the Group had $464.6 million in cash and cash equivalents and $225.0 million in securities purchased under agreements to resell, compared to $591.5 million in cash and cash equivalents and no securities purchased under agreements to resell as of December 31, 2011.

For the quarter ended June 30, 2012, the average yield on interest-earning assets was 4.20% compared to 5.08% for the same period in 2011, and for the six-month period ended June 30, 2012 was 4.43% compared to 4.90% for the same period in 2011. This was mainly due to a decrease in the investment portfolio yield to 2.25% from 4.49% and to 2.53% from 4.14% for the quarter and six-month period ended June 30, 2012, respectively. However, such decrease was partially offset by the higher average yields in the loan portfolio, mainly due to the covered loans that had an average yield of 17.75% and 17.64% for the quarter and six-month period ended June 30, 2012, respectively, compared to 9.12% and 9.21% for the same periods in 2011.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in thousands)
Wealth management revenues	$5,903	$4,575	29.0%	$11,792	$9,257	27.4%
Banking service revenues	3,407	3,234	5.3%	6,692	6,958	-3.8%
Mortgage banking activities	2,436	2,435	0.0%	4,938	4,258	16.0%
Total banking and wealth management revenues	11,746	10,244	14.7%	23,422	20,473	14.4%
Net accretion (amortization) of FDIC shared-loss indemnification asset	(5,583)	1,020	-647.4%	(10,410)	2,231	-566.6%
Net gain (loss) on:
Sale of securities	11,979	9,126	31.3%	19,331	9,093	112.6%
Derivatives	(107)	(3,704)	97.1%	(108)	(7,660)	98.6%
Foreclosed real estate	(886)	(3)	-100.0%	(1,284)	(135)	-851.1%
Other	63	76	-17.1%	(770)	162	-575.3%
	5,466	6,515	-16.1%	6,759	3,691	83.1%
Total non-interest income, net	$17,212	$16,759	2.7%	$30,181	$24,164	24.9%

Non-Interest Income

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the net accretion (amortization) of the FDIC shared-loss indemnification asset, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the 2010 FDIC-assisted acquisition of Eurobank.

As shown in Table 2 above, the Group recorded non-interest income in the amount of $17.2 million and $30.2 million for the quarter and six-month period ended June 30, 2012, respectively, compared to $16.8 million and $24.2 million for the same periods in 2011, an increase of $453 thousand and $6.0 million, respectively. This increase is mainly related to the $12.0 million and $19.3 million gains on sale of securities, as the Group took advantage of market opportunities during the quarter and six-month period ended June 30, 2012, which was partially offset by the amortization of the FDIC shared-loss indemnification asset during the periods.

The net amortization of the FDIC shared-loss indemnification asset of $5.6 million and $10.4 million for the quarter and six-month period ended June 30, 2012, respectively, compared to net accretion of $1.0 million and $2.2 million for the same periods in 2011, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortizes the loss-share indemnification asset at a rate that mirrors the aforementioned re-yielding on the covered loans. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

The losses related to derivatives decreased approximately $3.6 million and $7.6 million as compared to the quarter and six-month period ended June 30, 2011, respectively, during which period the Group realized a loss of $4.3 million on the termination of forward-settlement swaps with a notional amount of $1.25 billion, which were not designated as cash flow hedges, and a realized loss of $2.2 million on the sale of the remaining swap options. At the same time, the Group entered into new forward-settlement swap contracts with a notional amount of $1.43 billion, all of which were designated as cash flow hedges.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 29.0% to $5.9 million and 27.4% to $11.8 million in the quarter and six-month period ended June 30, 2012, respectively, from $4.6 million and $9.3 million for the same periods in 2011, due to increased brokerage, trust and insurance business and transactions.

Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 5.3% to $3.4 million in the quarter ended June 30, 2012 and decreased 3.8% to $6.7 million in the six-month period ended June 30, 2012, from $3.2 million and $7.0 million, respectively, for the same periods in 2011. This decrease for the six-month period is attributable to a decrease in loan fees.

Income generated from mortgage banking activities remained level at $2.4 million in the quarter ended June 30, 2012 and increased 16.0% to $4.9 million in the six-month period ended June 30, 2012, compared to the same periods in 2011. Such increase is mainly a result of favorable pricing of mortgages sold into the secondary market.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2012	2011	Variance %	2012	2011	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$11,184	$11,230	-0.4%	$21,550	$22,918	-6.0%
Professional and service fees	5,144	5,750	-10.5%	10,442	11,197	-6.7%
Occupancy and equipment	4,270	4,214	1.3%	8,455	8,619	-1.9%
Insurance	1,442	1,646	-12.4%	3,262	3,632	-10.2%
Electronic banking charges	1,609	1,155	39.3%	3,166	2,610	21.3%
Taxes, other than payroll and income taxes	(107)	858	-112.5%	1,067	2,237	-52.3%
Loan servicing and clearing expenses	955	1,076	-11.2%	1,923	2,097	-8.3%
Foreclosure and repossession expenses	1,198	761	57.4%	2,153	1,484	45.1%
Advertising, business promotion, and strategic initiatives	1,564	1,508	3.7%	2,412	2,700	-10.7%
Communication	415	425	-2.4%	827	822	0.6%
Director and investors relations	342	339	0.9%	651	625	4.2%
Printing, postage, stationery and supplies	322	362	-11.0%	630	644	-2.2%
Other operating expenses	668	1,372	-51.3%	1,554	1,890	-17.8%
Total non-interest expenses	$29,006	$30,696	-5.5%	$58,092	$61,475	-5.5%
Relevant ratios and data:
Efficiency ratio	64.71%	57.85%		60.92%	61.13%
Expense ratio	1.19%	1.26%		1.18%	1.25%
Compensation and benefits to non-interest expense	38.56%	37.97%		37.10%	37.28%
Compensation to total assets owned	0.70%	0.63%		0.68%	0.65%
Average number of employees	751	728		748	726
Average compensation per employee	$59.6	$61.7		$57.6	$63.1
Assets owned per average employee	$8,490	$9,729		$8,524	$9,755

Non-Interest Expenses

Non-interest expenses for the quarter ended June 30, 2012 decreased 5.5% to $29.0 million, compared to $30.7 million for the same period in 2011. For the six-month period ended June 30, 2012, non-interest expense reached $58.1 million, representing a decrease of 5.5% compared to $61.5 million for the same period in 2011 as a result of the effective implementation of cost controls.

Taxes, other than payroll and income taxes, for the quarter and six-month period ended June 30, 2012 decreased 112.5% to a benefit of $107 thousand and 52.3% to an expense of $1.1 million, respectively, as compared to the same periods in 2011, principally due to the effect of the Eurobank integration, which for 2011 contemplated municipal license and property taxes for all of Eurobank’s former facilities. During the quarter ended June 30, 2012, the Group recorded a municipal license benefit of $1.4 million, attributed to a settlement reached with the municipality of San Juan, in which the Group paid $60 thousand in full and final satisfaction of any and all claims for municipal license taxes for all fiscal years prior to and including 2011.

Compensation and employee benefits decreased 0.4% and 6.0% to $11.2 million and $21.6 million for the quarter and six-month period ended June 30, 2012, respectively, from $11.2 million and $22.9 million for the same periods in 2011. The decrease is related to an excess provision for bonus amounting to $857 thousand compared to the amount finally paid during the first quarter of 2012, resulting in a benefit in the six-month period ended June 30, 2012.

Insurance expense decreased 12.4% and 10.2% for the quarter and six-month period ended June 30, 2012, respectively, as compared to the same periods in 2011, principally due to a change in FDIC assessment rates and a change in the methodology of the assessment applied to the Bank. The current methodology is based on average consolidated total assets less average tangible equity, instead of average total domestic deposits.

The Group’s cost control initiatives also yielded savings in professional and service fees and loan servicing and clearing expenses by 10.5% and 11.2%, respectively, in the quarter ended June 30, 2012, and 6.7% and 8.3%, respectively, in the six-month period ended June 30, 2012. This is mainly driven by consulting and outsourcing services that were eliminated or renegotiated.

Other expenses decreased 51.3% to $668 thousand and 17.8% to $1.6 million for the quarter and six-month period ended June 30, 2012, respectively, as compared to $1.4 million and $1.9 million for the same periods in 2011, mainly due to a non-recurring operational loss item amounting to $350 thousand recorded in 2011 in addition to cost control initiatives during the quarter and six-month period ended June 30, 2012.

The decrease in the Group’s net-interest income resulted in an increase in the efficiency ratio to 64.71% for the quarter ended June 30, 2012 compared to 57.85% for the quarter ended June 30, 2011, while it decreased to 60.92% for the six-month period ended June 30, 2012 from 61.13% in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, net accretion or amortization of FDIC shared-loss indemnification assets, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to gains of $5.5 million and $6.8 million for the quarter and six-month period ended June 30, 2012, respectively, compared to gains of $6.5 million and $3.7 million for the quarter and six-month period ended June 30, 2011. Revenues for purposes of the efficiency ratio for the quarter and six-month period ended June 30, 2012 amounted to $44.8 million and $95.4 million, respectively, compared to $53.1 million and $100.6 million for the same periods in 2011.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter ended June 30, 2012 remained level at $3.8 million, and totaled $6.8 million for the six-month period ended June 30, 2012, a 10.5% decrease from the $7.6 million reported for the same period in 2011. Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the quarter and six-month period ended June 30, 2012 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The six-month period decrease in the provision for loan and lease losses is supported by the following observed trends during the six-month period ended June 30, 2012:

  • Current loans to total gross loans increased from 85.8% at December 31, 2011 to 87.6% at June 30, 2012.

  • Loans 90 days past due to total gross loans decreased from 10.6% at December 31, 2011 to 9.2% at June 30, 2012.

  • Non-accruing loans decreased from $134.8 million at December 31, 2011 to $120.5 million at June 30, 2012.

The decrease in non-accruing loans is mainly related to an improvement in the non-performing residential mortgage and commercial loan portfolios as described in Table 12 below.

During the quarter and six-month period ended June 30, 2012, net credit losses amounted to $3.8 million and $6.4 million, respectively, a 63.6% and 33.5% increase when compared to $2.3 million and $4.8 million reported for the same periods in 2011. The increase was primarily due to a $974 thousand and $2.3 million increase in net credit losses for commercial loans during the quarter and six-month period ended June 30, 2012, respectively, compared to the same periods in 2011. Net credit losses on mortgage loans increased 53.6% during the quarter ended June 30, 2012, but decreased 5.7% during the six-month period ended June 30, 2012 compared to the same periods in 2011. Net credit losses on consumer loans and leases decreased $159 thousand and $34 thousand, respectively, for the quarter ended June 30, 2012, and $423 thousand and $68 thousand during the six-month period ended June 30, 2012, compared to the same periods in 2011.  Total charge-offs increased 62.4% to $3.9 million and 32.2% to $6.6 million in the quarter and six-month period ended June 30, 2012, respectively, as compared to the same periods in 2011, and total recoveries increased from $75 thousand and $209 thousand in the quarter and six-month period ended June 30, 2011, respectively, to $94 thousand and $216 thousand in the quarter and six-month period ended June 30, 2012, respectively. As a result, the recoveries to charge-offs ratio decreased from 3.16% and 4.17% in the quarter and six-month period ended June 30, 2011 to 2.44% and 3.26% in the quarter and six-month period ended June 30, 2012.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC share-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.  As part of the Group’s assessment of actual versus expected cash flows on covered loans during the quarter and six-month period ended June 30, 2012, the Group observed that some pools of construction and development loans and commercial real estate loans underperformed. These observations required a provision for covered loan and lease losses of $8.6 million, net of the effect from the FDIC shared-loss indemnification asset, for the six-month period ended June 30, 2012, an increase from the provision for covered loans and lease losses of $8.1 million for the same period in 2011.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for a more detailed analysis of the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Income tax expense was $1.1 million and $3.0 million for the quarter and six-month period ended June 30, 2012, respectively, compared to a benefit of $1.4 million and an expense of $5.1 million for the same periods in 2011. The increase during the quarter ended June 30, 2012 was attributed to various contingencies settled with the Puerto Rico Treasury Department during the quarter ended June 30, 2011. The decrease during the six-month period ended June 30, 2012 was mainly due to the $5.4 million income tax expense recorded during the quarter ended March 31, 2011 related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30%, which was partially offset by the contingencies settled during the quarter ended June 30, 2011 mentioned before.

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods, due to OIB becoming tax exempt under Puerto Rico law. During the quarter and six-month period ended June 30, 2012, income tax provision included $166 thousand and $724 thousand, respectively, related to this residual tax effect from the OIB.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,
	2012	2011	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$2,913,369	$3,560,807	-18.2%
Obligations of US Government sponsored agencies	28,791	-	100.0%
US Treasury Securities	154,998	-	100.0%
CMOs issued by US Government sponsored agencies	323,394	130,045	148.7%
GNMA certificates	22,491	28,336	-20.6%
Structured credit investments	27,280	37,288	-26.8%
Puerto Rico Government and agency obligations	22,352	81,482	-72.6%
FHLB stock	22,868	23,779	-3.8%
Other debt securities	15,664	5,980	161.9%
Other investments	283	253	11.9%
Total investments	3,531,490	3,867,970	-8.7%
Loans:
Loans not covered under shared-loss agreements with the FDIC	1,175,320	1,179,988	-0.4%
Allowance for loan and lease losses on non covered loans	(37,402)	(37,010)	-1.1%
Non covered loans receivable, net	1,137,918	1,142,978	-0.4%
Mortgage loans held for sale	34,718	26,939	28.9%
Total loans not covered under shared-loss agreements with the FDIC, net	1,172,636	1,169,917	0.2%
Loans covered under shared-loss agreements with the FDIC	506,348	533,532	-5.1%
Allowance for loan and lease losses on covered loans	(58,628)	(37,256)	-57.4%
Total loans covered under shared-loss agreements with the FDIC, net	447,720	496,276	-9.8%
Total loans, net	1,620,356	1,666,193	-2.8%
Securities purchased under agreements to resell	225,000	-	100.0%
Total securities and loans	5,376,846	5,534,163	-2.8%
Other assets:
Cash and due from banks	459,917	587,624	-21.7%
Money market investments	4,662	3,863	20.7%
FDIC shared-loss indemnification asset	359,767	392,367	-8.3%
Foreclosed real estate	31,631	27,679	14.3%
Accrued interest receivable	17,258	20,182	-14.5%
Deferred tax asset, net	35,887	32,023	12.1%
Premises and equipment, net	20,090	21,520	-6.6%
Servicing assets	10,776	10,454	3.1%
Derivative assets	11,367	9,317	22.0%
Other assets	47,447	54,483	-12.9%
Total other assets	998,802	1,159,512	-13.9%
Total assets	$6,375,648	$6,693,675	-4.8%
Investments portfolio composition:
FNMA and FHLMC certificates	82.5%	92.1%
Obligations of US Government sponsored agencies	0.8%	0.0%
US Treasury Securities	4.4%	0.0%
CMOs issued by US Government sponsored agencies	9.2%	3.4%
GNMA certificates	0.6%	0.7%
Structured credit investments	0.8%	1.0%
Puerto Rico Government and agency obligations	0.6%	2.1%
FHLB stock	0.6%	0.6%
Other debt securities and other investments	0.5%	0.1%
	100.0%	100.0%

Assets Owned

At June 30, 2012, the Group’s total assets amounted to $6.376 billion, a decrease of 4.8% when compared to $6.694 billion at December 31, 2011, and interest-earning assets decreased 2.8% from $5.534 billion at December 31, 2011 to $5.377 billion at June 30, 2012.

As set forth in Table 4 above, investments are the Group’s largest component of interest-earning assets. Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds. At June 30, 2012, the investment portfolio decreased 8.7% to $3.531 billion from $3.868 billion at December 31, 2011. This decrease is mostly due to a decrease of $647.4 million, or 18.2%, in FNMA and FHLMC certificates. During the six-month period ended June 30, 2012, the Group had net realized gains of $19.3 million, mainly due to sales of mortgage-backed securities and CMOs of $427.2 million with a book value at sales of $407.3 million. During the six-month period ended June 30, 2011, the Group had gross realized gains of $9.1 million, mainly due to sales of mortgage-backed securities of $238.7 million with a book value at sales of $229.6 million.

At June 30, 2012, approximately 98% of the Group’s investment securities portfolio consists of fixed-rate mortgage-backed securities or notes guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations backed by a U.S. government-sponsored entity or the full faith and credit of the U.S. government, compared to 96% at December 31, 2011.

The Group’s loan portfolio is comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and leases. At June 30, 2012, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets, decreased 2.8% to $1.620 billion compared to the loan portfolio at December 31, 2011 of $1.666 billion. The covered loan portfolio decreased $48.6 million, or 9.8%, mainly due an increase of $21.4 million in the allowance for loan and lease losses on covered loans, and as a net effect of the repayment of loans and the portion of the accretable yield recognized as interest income. The non-covered loan portfolio increased $2.7 million, or 0.2%.

At June 30, 2012, the Group’s non-covered loan portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $788.2 million (66.8% of the gross non-covered loan portfolio), compared to $821.1 million (69.1% of the gross non-covered loan portfolio) at December 31, 2011. Mortgage loan production and purchases totaled $48.9 million and $93.9 million for the quarter and six-month period ended June 30, 2012, respectively, decreases of 18.1% and 16.5% from $59.7 million and $112.5 million in the previous year quarter and six-month period, respectively.

•         Commercial loan portfolio amounted to $321.7 million (27.3% of the gross non-covered loan portfolio), compared to $301.6 million (25.3% of the gross non-covered loan portfolio) at December 31, 2011. Commercial loan production decreased 22.3% to $35.5 million for the quarter ended June 30, 2012, but increased 46.5% to $91.2 million for the six-month period ended June 30, 2012 from $45.6 million and $62.3 million for the same periods in 2011.

•         Consumer loan portfolio amounted to $39.4 million (3.3% of the gross non-covered loan portfolio), compared to $36.1 million (3.1% of the gross non-covered loan portfolio) at December 31, 2011. Consumer loan production increased 35.5% to $7.7 million for the quarter ended June 30, 2012 and 38.1% to $12.8 million for the six-month period ended June 30, 2012 from $5.7 million and $9.3 million for the same periods in 2011.

•         Leasing portfolio amounted to $30.0 million (2.5% of the gross non-covered loan portfolio), compared to $25.8 million (2.2% of the gross non-covered loan portfolio) at December 31, 2011. Leasing production decreased 23.3% to $4.4 million for the quarter ended June 30, 2012 and 15.4% to $8.9 million for the six-month period ended June 30, 2012 from $5.7 million and $10.5 million for the same periods in 2011.

The FDIC shared-loss indemnification asset amounted to $359.8 million and $392.4 million as of June 30, 2012 and December 31, 2011, respectively. The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements received from the FDIC during the six-month period ended June 30, 2012 of $39.7 million and to an amortization of $10.4 million, which was partially offset by an increase of $12.7 million in expected credit impairment losses to be covered under shared-loss agreements, net.

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	June 30,	December 31,	Variance
	2012	2011	%
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$787,359	$819,651	-3.9%
Home equity loans and others	840	1,411	-40.5%
Commercial	227,012	218,261	4.0%
Deferred loan fees, net	(4,035)	(4,300)	6.2%
Total loans secured by real estate	1,011,176	1,035,023	-2.3%
Other loans:
Commercial	94,672	83,312	13.6%
Personal consumer loans and credit lines	39,442	36,130	9.2%
Leasing	30,024	25,768	16.5%
Deferred loan fees, net	6	(245)	102.4%
Total other loans	164,144	144,965	13.2%
Loans receivable	1,175,320	1,179,988	-0.4%
Allowance for loan and lease losses on non-covered loans	(37,402)	(37,010)	-1.1%
Loans receivable, net	1,137,918	1,142,978	-0.4%
Mortgage loans held-for-sale	34,718	26,939	28.9%
Total loans not covered under shared-loss agreements with FDIC, net	1,172,636	1,169,917	0.2%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	139,237	140,824	-1.1%
Construction and development secured by 1-4 family residential properties	19,130	16,976	12.7%
Commercial and other construction	317,534	325,832	-2.5%
Leasing	18,655	36,122	-48.4%
Consumer	11,792	13,778	-14.4%
Total loans covered under shared-loss agreements with FDIC	506,348	533,532	-5.1%
Allowance for loan and lease losses on covered loans	(58,628)	(37,256)	-57.4%
Total loans covered under shared-loss agreements with FDIC, net	447,720	496,276	-9.8%
Total loans receivable, net	$1,620,356	$1,666,193	-2.8%

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$188,329	$192,257	-2.0%
Now accounts	873,510	850,762	2.7%
Savings and money market accounts	230,920	230,672	0.1%
Certificates of deposit	927,124	1,157,002	-19.9%
Total deposits	2,219,883	2,430,693	-8.7%
Accrued interest payable	3,059	4,492	-31.9%
Total deposits and accrued interest payable	2,222,942	2,435,185	-8.7%
Borrowings:
Securities sold under agreements to repurchase	3,053,865	3,056,238	-0.1%
Advances from FHLB	286,653	281,753	1.7%
FDIC-guaranteed term notes	-	105,834	-100.0%
Subordinated capital notes	36,083	36,083	0.0%
Total borrowings	3,376,601	3,479,908	-3.0%
Total deposits and borrowings	5,599,543	5,915,093	-5.3%
Derivative liabilities	56,217	47,425	18.5%
Other liabilities	27,686	35,602	-22.2%
Total liabilities	$5,683,446	$5,998,120	-5.2%
Deposits portfolio composition percentages:
Non-interest bearing deposits	8.5%	7.9%
Now accounts	39.3%	35.0%
Savings and money market accounts	10.4%	9.5%
Certificates of deposit	41.8%	47.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	90.4%	87.9%
Advances from FHLB	8.5%	8.1%
FDIC-guaranteed term notes	0.0%	3.0%
Subordinated capital notes	1.1%	1.0%
	100.0%	100.0%
Securities sold under agreements to repurchase
Amount outstanding at quarter-end	$3,053,865	$3,056,238
Daily average outstanding balance	$3,057,858	$3,417,892
Maximum outstanding balance at any month-end	$3,060,578	$3,466,480

Liabilities and Funding Sources

As shown in Table 6 above, at June 30, 2012, the Group’s total liabilities were $5.683 billion, 5.2% lower than the $5.998 billion reported at December 31, 2011. Deposits and borrowings, the Group’s funding sources, amounted to $5.600 billion at June 30, 2012 versus $5.915 billion at December 31, 2011, a 5.3% decrease.

At June 30, 2012, borrowings represented 60.3% of interest-bearing liabilities and deposits represented 39.7%. Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, and subordinated capital notes. At June 30, 2012, borrowings amounted to $3.377 billion, 3.0% lower than the $3.480 billion reported at December 31, 2011. The Bank’s FDIC guaranteed senior unsecured notes issued under the TLGP totaling $105 million were repaid in full at maturity in March 2012. Repurchase agreements as of June 30, 2012 remained level at $3.054 billion.

As a member of the Federal Home Loan Bank (“FHLB”), the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $286.7 million and $281.8 million as of June 30, 2012 and December 31, 2011, respectively. These advances mature from July 2012 through April 2017.

At June 30, 2012, deposits and accrued interest payable, the second largest category of the Group’s interest-bearing liabilities, were $2.223 billion, down 8.7% from $2.435 billion at December 31, 2011. This decrease was mainly attributable to a decrease in higher cost brokered deposits and other wholesale institutional deposits which decreased 42.9% and 49.3%, respectively, to $146.1 million and $85.4 million in June 30, 2012 from $255.9 million and $168.3 million as of December 31, 2011.

Stockholders’ Equity

At June 30, 2012, the Group’s total stockholders’ equity was $692.2 million, a 0.5% decrease when compared to $695.6 million at December 31, 2011. This decrease reflects stock repurchases under the Group’s $70 million stock repurchase program during the first quarter of 2012 and a decrease of 42.7% or $15.9 million in other comprehensive income, partially offset by the net income for the six-month period ended June 30, 2012.

Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at June 30, 2012 increased to 29.88% and 33.34%, respectively, from 29.71% and 33.14% at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At June 30, 2012, Tier 1 Leverage Capital Ratio was 10.75% (2.69 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 32.50% (8.13 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 33.79% (4.22 times the requirement of 8.00%).

Taking into consideration the Group’s strong capital position, the quarterly cash dividend per common share was increased by 20% to $0.06 per share on November 30, 2011. On an annualized basis, this represents an increase from $0.20 to $0.24 per share.

The following are the consolidated capital ratios of the Group at June 30, 2012 and December 31, 2011:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$692,202	$695,555	-0.5%
Regulatory Capital Ratios data:
Leverage Capital Ratio	10.75%	9.65%	11.4%
Minimum Leverage Capital Ratio Required	4.00%	4.00%
Actual Tier 1 Capital	$674,804	$661,614	2.0%
Minimum Tier 1 Capital Required	$251,187	$274,230	-8.4%
Excess over regulatory requirement	$423,617	$387,384	9.4%
Tier 1 Risk-Based Capital Ratio	32.50%	31.52%	3.1%
Minimum Tier 1 Risk-Based Capital Ratio Required	4.00%	4.00%
Actual Tier 1 Risk-Based Capital	$674,804	$661,614	2.0%
Minimum Tier 1 Risk-Based Capital Required	$83,059	$83,964	-1.1%
Excess over regulatory requirement	$591,746	$577,650	2.4%
Risk-Weighted Assets	$2,076,467	$2,099,109	-1.1%
Total Risk-Based Capital Ratio	33.79%	32.80%	3.0%
Minimum Total Risk-Based Capital Ratio Required	8.00%	8.00%
Actual Total Risk-Based Capital	$701,632	$688,452	1.9%
Minimum Total Risk-Based Capital Required	$166,117	$167,929	-1.1%
Excess over regulatory requirement	$535,515	$520,523	2.9%
Risk-Weighted Assets	$2,076,467	$2,099,109	-1.1%
Tangible common equity (common equity less goodwill and core deposit intangible) to total assets	9.73%	9.32%	4.4%
Tangible common equity to risk-weighted assets	29.88%	29.71%	0.6%
Total equity to total assets	10.86%	10.39%	4.5%
Total equity to risk-weighted assets	33.34%	33.14%	0.6%
Tier 1 common equity to risk-weighted assets	29.22%	28.28%	3.3%
Tier 1 Common Equity Capital	$606,804	$593,614	2.2%
Stock data:
Outstanding common shares	40,730,831	41,244,533	-1.2%
Book value per common share	$15.32	$15.22	0.7%
Market price at end of period	$11.08	$12.11	-8.5%
Market capitalization at end of period	$451,298	$499,471	-9.6%

	Six-Month Period Ended June 30,		Variance
	2012	2011	%
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$4,887	$4,477	9.2%
Cash dividends declared per share	$0.12	$0.10	20.0%
Payout ratio	21.19%	17.11%	23.8%
Dividend yield	2.17%	1.55%	39.6%

The table that follows presents a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands, except share or per share information)
Total stockholders' equity	$692,202	$695,555
Preferred stock	(68,000)	(68,000)
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,114)	(1,185)
Total tangible common equity	$620,387	$623,669
Total assets	6,375,648	6,693,675
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,114)	(1,185)
Total tangible assets	$6,371,833	$6,689,789
Tangible common equity to tangible assets	9.73%	9.32%
Common shares outstanding at end of period	40,730,831	41,244,533
Tangible book value per common share	$15.23	$15.12

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

The table below presents a reconciliation of the Group’s total common equity (GAAP) at June 30, 2012 and December 31, 2011 to Tier 1 common equity as defined by the Federal Reserve Board, FDIC and other bank regulatory agencies (non-GAAP):

	June 30,	December 31,
	2012	2011
	(In thousands)
Common stockholders' equity	$624,202	$627,555
Unrealized gains on available-for-sale securities, net of income tax	(70,700)	(79,244)
Unrealized losses on cash flow hedges, net of income tax	49,439	42,113
Disallowed deferred tax assets	(26,243)	(26,879)
Disallowed servicing assets	(1,079)	(1,045)
Intangible assets:
Goodwill	(2,701)	(2,701)
Other disallowed intangibles	(1,114)	(1,185)
Subordinated capital notes	35,000	35,000
Total Tier 1 common equity	$606,804	$593,614
Tier 1 common equity to risk-weighted assets	29.22%	28.28%

The following table presents the Group’s capital adequacy information at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
	(In thousands)
Risk-based capital:
Tier 1 capital	$674,804	$661,614
Supplementary (Tier 2) capital	26,828	26,838
Total Capital	$701,632	$688,452
Risk-weighted assets:
Balance sheet items	$2,034,458	$2,047,906
Off-balance sheet items	42,009	51,203
Total risk-weighted assets	$2,076,467	$2,099,109
Ratios:
Tier 1 capital (minimum required - 4%)	32.50%	31.52%
Total capital (minimum required - 8%)	33.79%	32.80%
Leverage ratio	10.75%	9.65%
Equity to assets	10.86%	10.39%
Tangible common equity to assets	9.73%	9.32%

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

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At June 30, 2012 and December 31, 2011, the Group was a “well capitalized” institution for regulatory purposes.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act (i.e., Section 171), which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2013. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.

On June 12, 2012, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, and the FDIC issued three notices of proposed rulemaking (“NPRs”) that would revise and replace the agencies’ current capital rules.  The agencies also announced the finalization of the market risk capital rule that was proposed in 2011.

In the first Basel III NPR, “Regulatory Capital Rules: Regulatory Capital, Implementation of Basel III, Minimum Regulatory Capital Ratios, Capital Adequacy, and Transition Provisions” (the “Basel III NPR”), the agencies are proposing to revise their risk-based and leverage capital requirements consistent with agreements reached by the Basel Committee on Banking Supervision (“Basel III”).  The Basel III NPR would apply to all insured banks and savings associations, top-tier bank holding companies domiciled in the United States with more than $500 million in assets, and savings and loan holding companies that are domiciled in the United States.  Provisions of the Basel III NPR that would apply to such banking organizations include implementation of a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement, and, for banking organizations subject to the advanced approaches capital rules, a supplementary leverage ratio that incorporates a broader set of exposures.  Additionally, consistent with Basel III, the agencies propose to apply limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified “buffer” of common equity Tier 1 capital in addition to the minimum risk-based capital requirements.  The revisions set forth in the Basel III NPR are consistent with Section 171 of the Dodd-Frank Act, which requires the agencies to establish minimum risk-based and leverage capital requirements.

The Basel III NPR also would revise the agencies’ prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of tangible common equity.  Prompt corrective action is an enforcement framework that constrains the activities of insured depository institutions based on their level of regulatory capital.

The second Basel III NPR, “Regulatory Capital Rules: Advanced Approaches Risk-based Capital Rules; Market Risk Capital Rule” (the “Advanced Approaches and Market Risk NPR”), would revise the advanced approaches risk-based capital rules consistent with Basel III and other changes to the Basel Committee’s capital standards.  The agencies also propose revising the advanced approaches risk-based capital rules to be consistent with Section 939A and Section 171 of the Dodd-Frank Act.  Additionally in the Advanced Approaches and Market Risk NPR, the OCC and the FDIC propose that the market risk capital rules apply to federal and state savings associations, and the Federal Reserve Board proposes that the advanced approaches and market risk capital rules apply to top-tier savings and loan holding companies domiciled in the United States, if stated thresholds for trading activity are met.  Generally, the advanced approaches rules would apply to such institutions with $250 billion or more in consolidated assets or $10 billion or more in foreign exposure, and the market risk rule would apply to savings and loan holding companies with significant trading activity.

In the third capital NPR, “Regulatory Capital Rules: Standardized Approach for Risk-weighted Assets; Market Discipline and Disclosure Requirements” (the “Standardized Approach NPR”), the agencies propose to revise and harmonize rules for calculating risk-weighted assets to enhance risk sensitivity and address weaknesses identified over recent years, including by incorporating aspects of the Basel II standardized framework, and alternatives to credit ratings, consistent with Section 939A of the Dodd-Frank Act.  The revisions include methods for determining risk-weighted assets for residential mortgages, securitization exposures, and counterparty credit risk.  The Standardized Approach NPR also would introduce disclosure requirements that would apply to U.S. banking organizations with $50 billion or more in total assets.  The Standardized Approach NPR would apply to the same set of institutions as the Basel III NPR.

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2012 and December 31, 2011, the Group’s market capitalization for its outstanding common stock was $451.3 million ($11.08 per share) and $499.5 million ($12.11 per share), respectively.

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2012
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06
2011
December 31, 2011	$12.35	$9.19	$0.06
September 30, 2011	$13.20	$9.18	$0.05
June 30, 2011	$13.07	$11.26	$0.05
March 31, 2011	$12.84	$11.40	$0.05
2010
December 31, 2010	$13.72	$11.50	$0.05
September 30, 2010	$14.45	$12.13	$0.04
June 30, 2010	$16.72	$12.49	$0.04
March 31, 2010	$14.09	$10.00	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2012 and at December 31, 2011:

	June 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	10.30%	9.06%	13.7%
Actual Tier 1 Capital	$643,364	$616,590	4.3%
Minimum Capital Requirement (4%)	$249,852	$272,177	-8.2%
Minimum to be well capitalized (5%)	$312,315	$340,221	-8.2%
Tier 1 Capital to Risk-Weighted Assets	31.19%	29.56%	5.5%
Actual Tier 1 Risk-Based Capital	$643,364	$616,590	4.3%
Minimum Capital Requirement (4%)	$82,513	$83,438	-1.1%
Minimum to be well capitalized (6%)	$123,769	$125,157	-1.1%
Total Capital to Risk-Weighted Assets	32.48%	30.84%	5.3%
Actual Total Risk-Based Capital	$670,024	$643,266	4.2%
Minimum Capital Requirement (8%)	$165,026	$166,876	-1.1%
Minimum to be well capitalized (10%)	$206,282	$208,595	-1.1%

Group’s Financial Assets Managed

The Group’s financial assets managed include those managed by the Group’s trust division, retirement plan administration subsidiary, and Oriental Financial Services. Assets managed by the trust division and Oriental Financial Services increased from $4.142 billion as of December 31, 2011 to $4.510 billion as of June 30, 2012, mainly as a result of market appreciation.

The Group’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At June 30, 2012, total assets managed by the Group’s trust division and CPC amounted to $2.413 billion, compared to $2.216 billion at December 31, 2011. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2012, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.097 billion, compared to $1.926 billion at December 31, 2011.

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

Non-covered Loans

At June 30, 2012, the Group’s allowance for non-covered loan and lease losses amounted to $37.4 million or 3.17% of total non-covered loans versus $37.0 million, or 3.12%, of total non-covered loans at December 31, 2011. The allowance for residential mortgage loans and consumer loans decreased by 8.6% (or $1.9 million) and 29.9% (or $425 thousand), respectively, when compared with balances recorded at December 31, 2011. The allowance for commercial loans increased by 27.3%, or $3.4 million, when compared with balances recorded at December 31, 2011. The unallocated allowance decreased by 18.6%, or $101 thousand, when compared with balances recorded at December 31, 2011.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or market value. The portfolios of mortgage loans, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified, or when deemed necessary by management, are evaluated for impairment. At June 30, 2012, the total investment in impaired commercial loans was $39.8 million, compared to $46.4 million at December 31, 2011. Most of the impaired commercial loans are measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependent, all other loans are measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $532 thousand and $3.5 million at June 30, 2012 and December 31, 2011, respectively. At June 30, 2012, the total investment in impaired mortgage loans was $62.3 million, compared to $51.5 million at December 31, 2011. Impairment on mortgage loans assessed as troubled-debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $4.4 million and $3.4 million at June 30, 2012 and December 31, 2011, respectively.

The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent twelve months. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value. The following portfolio segments have been identified: mortgage loans; commercial loans; consumer loans; and leasing.

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

There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses, except for the further segregation of the traditional residential mortgage portfolio by origination vintages. The traditional mortgage sub-segment represented as of March 31, 2012 approximately 82.6% of the total mortgage loan portfolio and this new segregation allows management to perform more efficient assessment of the traditional mortgage portfolio historical losses and risk, and it represented a reduction of approximately $394 thousand in the allowance for loan and lease losses calculation.  Also, the following changes were made to the current environmental factors consider for the determination of the allowance for loan and lease losses:

•  consolidation of national and local economic trends and industry conditions as one factor;

• the addition of the quality of the Bank’s loan review system as graded in the last FDIC report of examination to the factor dealing with management’s experience, ability, and depth of lending management and other relevant staff; and

•  the addition of the changes in the value of underlying collateral for collateral dependant loans.

The Group’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2012 and December 31, 2011, the Group had $120.6 million and $134.8 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20, a decrease of 10.5%. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30. At June 30, 2012 and December 31, 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $55.7 million and $41.3 million, respectively.

At June 30, 2012, the Group’s non-performing assets decreased 6.4% to $139.7 million (2.36% of total assets, excluding covered loans) from $149.8 million (2.42% of total assets, excluding covered loans) at December 31, 2011. The decrease in the Group’s non-performing loans generally reflects the ongoing stabilization of the economic environment in Puerto Rico. The Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At June 30, 2012, the allowance for non-covered loan and lease losses to non-performing loans coverage ratio was 31.03% (27.46% at December 31, 2011).

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

The following items comprise non-performing assets:

•      Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan. At June 30, 2012, the Group’s non-performing mortgage loans totaled $90.3 million (74.9% of the Group’s non-performing loans), a 7.2% decrease from $97.3 million (72.2% of the Group’s non-performing loans) at December 31, 2011. Non-performing loans in this category are primarily residential mortgage loans. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status. The interest receivable on such loans is evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due, including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

•      Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2012, the Group’s non-performing commercial loans amounted to $29.9 million (24.8% of the Group’s non-performing loans), a 19.2% decrease when compared to non-performing commercial loans of $37.0 million at December 31, 2011 (27.4% of the Group’s non-performing loans). Approximately 71% of this portfolio is collateralized by commercial real estate properties.

•      Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2012, the Group’s non-performing consumer loans amounted to $281 thousand (0.2% of the Group’s total non-performing loans), a 15.9% decrease from $334 thousand at December 31, 2011 (0.3% of total non-performing loans).

•      Leases  — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2012, the Group’s non-performing leases amounted to $77 thousand (0.1% of the Group’s total non-performing loans), a decrease of 24.5% from $102 thousand at December 31, 2011 (0.1% of total non-performing loans).

•      Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter and six-month period ended June 30, 2012 amounted to $886 thousand and $1.3 million, respectively, compared to $3 thousand and $135 thousand in the quarter and six-month period ended June 30, 2011.

The Group has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Group’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RHS, “Banco de la Vivienda de Puerto Rico,” conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to the FNMA and FHLMC, and conventional loans retained by the Group. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

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

As part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. The credit quality assumptions for certain pools were updated to reflect an increase in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses of $1.5 million for the quarter ended June 30, 2012.  Such increase in provision was net of the effect of the increase in the FDIC shared-loss indemnification asset. As a result, the allowance for covered loans increased from $37.3 million at December 31, 2011 to $58.6 million at June 30, 2012. This increase is also the effect of the assessment of actual versus expected cash flows of the previous quarter which resulted in a net provision for covered loans of $7.2 million.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2012	2011	%	2012	2011	%
	(Dollars in thousands)			(Dollars in thousands)
Non-covered loans
Balance at beginning of period	$37,361	$32,727	14.2%	$37,010	$31,430	17.8%
Provision for non-covered loan and lease losses	3,800	3,800	0.0%	6,800	7,600	-10.5%
Charge-offs	(3,853)	(2,373)	62.3%	(6,624)	(5,010)	32.2%
Recoveries	94	75	22.7%	216	209	2.4%
Balance at end of period	$37,402	$34,229	9.3%	$37,402	$34,229	9.3%
Allowance for loans and lease losses to:
Total loans, excluding covered loans	3.17%	2.94%	7.9%
Non-performing loans, excluding covered loans	31.03%	26.38%	17.6%
Covered loans
Balance at beginning of period	$56,437	$53,480	5.5%	$37,256	$49,286	-24.4%
Provision for covered loan and lease losses, net	1,467	-	100.0%	8,624	549	1470.9%
FDIC shared-loss portion on provision for loan and lease losses	724	(444)	-263.1%	12,748	3,201	298.3%
Balance at end of period	$58,628	$53,036	10.5%	$58,628	$53,036	10.5%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Allowance balance:
Mortgage	$19,788	$21,652	-8.6%
Commercial	15,978	12,548	27.3%
Consumer	998	1,423	-29.9%
Leasing	197	845	-76.7%
Unallocated allowance	441	542	-18.6%
Total allowance balance	$37,402	$37,010	1.1%
Allowance composition:
Mortgage	52.90%	58.52%	-9.6%
Commercial	42.72%	33.90%	26.0%
Consumer	2.67%	3.84%	-30.5%
Leasing	0.53%	2.28%	-76.8%
Unallocated allowance	1.18%	1.46%	-19.2%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.51%	2.64%	-4.9%
Commercial	4.97%	4.16%	19.5%
Consumer	2.53%	3.57%	-29.1%
Leasing	0.66%	3.28%	-79.9%
Unallocated allowance to total loans	0.04%	0.05%	-20.0%
Total allowance to total loans	3.17%	3.11%	1.9%
Allowance coverage ratio to non-performing loans:
Mortgage	21.91%	22.32%	-1.8%
Commercial	53.46%	33.92%	57.6%
Consumer	355.16%	216.59%	64.0%
Leasing	255.84%	828.43%	-69.1%
Total	31.03%	27.46%	13.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED LOAN AND LEASES

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2012	2011	%	2012	2011	%
	(In thousands)			(In thousands)
Mortgage
Charge-offs	$(1,948)	$(1,268)	53.6%	$(2,869)	$(3,088)	-7.1%
Recoveries	-	-	-	-	44	-100.0%
Total	(1,948)	(1,268)	53.6%	(2,869)	(3,044)	-5.7%
Commercial
Charge-offs	(1,721)	(729)	136.1%	(3,358)	(1,038)	223.5%
Recoveries	34	16	112.5%	101	53	90.6%
Total	(1,687)	(713)	136.6%	(3,257)	(985)	230.7%
Consumer
Charge-offs	(184)	(345)	-46.7%	(366)	(792)	-53.8%
Recoveries	56	58	-3.4%	107	111	-3.6%
Total	(128)	(287)	-55.4%	(259)	(681)	-62.0%
Leasing
Charge-offs	-	(31)	-100.0%	(31)	(92)	-66.3%
Recoveries	4	1	300.0%	8	1	700.0%
Total	4	(30)	-113.3%	(23)	(91)	-74.7%
Net credit losses
Total charge-offs	(3,853)	(2,373)	62.4%	(6,624)	(5,010)	32.2%
Total recoveries	94	75	25.3%	216	209	3.3%
Total	$(3,759)	$(2,298)	63.6%	$(6,408)	$(4,801)	33.5%
Net credit losses to average loans outstanding:
Mortgage	0.47%	0.29%	62.1%	0.69%	0.69%	0.0%
Commercial	1.08%	0.59%	83.1%	2.13%	0.83%	156.6%
Consumer	0.65%	1.79%	-63.7%	1.34%	4.40%	-69.5%
Leasing	-0.03%	0.46%	-106.5%	0.17%	1.73%	-90.2%
Total	0.63%	0.39%	61.5%	1.07%	0.82%	30.5%
Recoveries to charge-offs	2.44%	3.16%	-22.8%	3.26%	4.17%	-21.8%
Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$821,807	$879,551	-6.6%	$828,700	$885,720	-6.4%
Commercial	311,299	242,006	28.6%	305,116	237,114	28.7%
Consumer	39,623	32,093	23.5%	38,798	30,934	25.4%
Leasing	27,908	13,026	114.2%	26,719	10,490	154.7%
Total	$1,200,637	$1,166,676	2.9%	$1,199,333	$1,164,258	3.0%

TABLE 11 — NON-PERFORMING ASSETS
	June 30,	December 31,	Variance
	2012	2011	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$24,612	$27,533	-10.6%
Other loans	95,935	107,231	-10.5%
Total non-performing loans	$120,547	$134,764	-10.5%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	17,721	13,812	28.3%
Mortgage loans held for sale in non-accrual	1,418	1,223	15.9%
	$139,686	$149,799	-6.8%
Non-performing assets to total assets, excluding covered assets	2.36%	2.42%	-2.5%
Non-performing assets to total capital	20.18%	21.54%	-6.3%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,642	$1,654	$3,075	$3,023

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Non-performing loans:
Mortgage	$90,302	$97,340	-7.2%
Commercial	29,887	36,988	-19.2%
Consumer	281	334	-15.9%
Leasing	77	102	-24.5%
Total	$120,547	$134,764	-10.5%
Non-performing loans composition percentages:
Mortgage	74.9%	72.2%
Commercial	24.8%	27.4%
Consumer	0.2%	0.3%
Leasing	0.1%	0.1%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans	10.26%	11.42%	-10.2%
Total assets, excluding covered assets	2.04%	2.18%	-6.4%
Total capital	17.42%	19.38%	-10.1%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans	3.07%	2.77%	10.8%
Non-performing loans, excluding covered loans	30.04%	24.45%	22.9%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken, excluding covered loans	27.74%	23.73%	16.9%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken, excluding covered loans	44.35%	36.35%	22.0%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2012
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$16,175	$267	1.65%	$28,809	$510	1.77%	$76,530	$1,673	2.19%
90 - 119 days	69	1	1.45%	446	9	2.02%	1,070	48	4.49%
120 - 179 days	840	65	7.74%	782	90	11.51%	1,810	143	7.90%
180 - 364 days	873	72	8.25%	723	83	11.48%	2,181	159	7.29%
365+ days	1,676	251	14.98%	2,885	562	19.48%	10,374	1,455	14.03%
Total	$19,633	$656	3.34%	$33,645	$1,254	3.73%	$91,965	$3,478	3.78%
Percentage of total loans not covered by FDIC shared-loss agreements	1.62%			2.78%			7.60%
Refinanced or Modified Loans:
Amount	$2,905	$265	9.12%	$-	$-	0.00%	$17,458	$1,391	7.97%
Percentage of Higher-Risk Loan Category	14.80%			0.00%			18.98%
Loan-to-Value Ratio:
Under 70%	$14,703	$453	3.08%	$5,064	$142	2.80%	$-	$-	-
70% - 79%	3,036	51	1.68%	6,891	333	4.83%	-	-	-
80% - 89%	1,064	39	3.67%	9,143	299	3.27%	-	-	-
90% and over	830	113	13.61%	12,547	480	3.83%	91,965	3,478	3.78%
	$19,633	$656	3.34%	$33,645	$1,254	3.73%	$91,965	$3,478	3.78%

* Loans may be included in more than one higher-risk loan category.

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2012 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$29,125	20.11%	$27,777	19.81%
+ 100 Basis points	$13,916	9.61%	$13,277	9.47%
- 50 Basis points	$(6,320)	-4.36%	$(6,110)	-4.36%

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

Following is a summary of certain strategies, including derivative activities, currently used by the Group to manage interest rate risk:

Interest rate swaps — The Group entered into forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $56.2 million was recognized at June 30, 2012, related to the valuation of these swaps. Refer to Note 8 of the unaudited consolidated financial statements for a description of these swaps.

S&P options — The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P Index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the S&P Index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of S&P Index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

At June 30, 2012 and December 31, 2011, the fair value of the purchased options used to manage the exposure to the S&P Index on stock-indexed certificates of deposits represented an asset of $11.4 million and $9.3 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $10.9 million and $9.4 million, respectively, recorded in deposits.

Wholesale borrowings — The Group uses interest rate swaps to hedge the variability of interest cash flows of certain repurchase agreements and advances from FHLB that are tied to a variable rate index. The interest rate swaps effectively fix the Group’s interest payments on these borrowings. As of June 30, 2012, the Group had $675.0 million in interest rate swaps at an average rate of 1.90% designated as cash flow hedges for $650.0 million in repurchase agreements and $25.0 million in advances from FHLB that reprice or are being rolled over on a monthly basis. As of June 30, 2012, the Group had $450.0 million in forward-settle interest rate swaps at an average rate of 2.60% designated as cash flow hedges for $250.0 million in repurchase agreements and $200.0 million in advances from FHLB that are forecasted to be executed between July 2012 and December 2012.

In addition, the Group has outstanding structured repurchase agreements and advances from FHLB in which the counterparty has the right to put back the borrowing to the Group before their stated maturity under certain conditions.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities. In Puerto Rico, the Group’s principal market, according to government data, the economic recession moderated in calendar year 2011 and is expected to improve in calendar year 2012. However, economic growth remains a challenge due to the lack of significant employment growth and a housing sector that remains under pressure in spite of progress made by the Puerto Rico government in reducing its fiscal deficit.

The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government. At June 30, 2012, the available-for-sale securities portfolio also includes approximately $27.3 million in structured credit investments that are considered of a higher credit risk than agency securities.

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

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is dependent upon other wholesale funding sources. Although the Group has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. The Group’s repurchase agreements have been structured with initial terms that mature between three and ten years, and for six repurchase agreements totaling $2.0 billion, the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturities. The Group’s $500 million repurchase agreement that matures on March 2, 2017 also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.

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

As of June 30, 2012, the Group had approximately $464.6 million in cash and cash equivalents, $266.1 million in investment securities, $588.7 million in commercial loans, $436.0 million in mortgage loans, and $39.0 million in leases available to cover liquidity needs.

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

Internal Control over Financial Reporting

There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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

The Group may fail to successfully consummate the BBVA-PR Acquisition, which may subject us to penalties of up to $50 million.

While the Group intends and expects to meet all of the conditions required to consummate the BBVA-PR Acquisition, there are certain closing conditions, which are beyond our control, required for the consummation of the Acquisition Agreement.  These factors include the successful issuance by the Group of additional equity necessary to finance the purchase price (the “Second Capital Raise”) and the receipt of regulatory approvals from the FDIC, the Federal Reserve Board, FINRA, and the OCFI (the “Approvals”).

In determining whether to approve the BBVA-PR Acquisition, federal bank regulators will consider, among other factors, its effect on our competitors, our financial condition and our future prospects.  The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities.  Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.  We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of the BBVA-PR Acquisition.  There can be no assurance as to when or whether these regulatory approvals will be received or the conditions associated with any approval.

Under the Acquisition Agreement, the Group may be subject to a reverse break-up fee of $25 million if the Closing does not occur before one year after execution of the Acquisition Agreement (or before fifteen months after execution of the Acquisition Agreement in certain circumstances), if the failure to close within one year is due to the inability of the Group to consummate the Second Capital Raise or to obtain the Approvals, subject to certain conditions.  In addition, BBVA could seek damages in excess of $25 million if BBVA terminates the Acquisition Agreement due to the failure of the Group to complete the Second Capital Raise or if the Group’s willful and knowing breach of the Acquisition Agreement is the proximate cause of the Closing not having been consummated, and BBVA suffers losses as a result in excess of the $25 million reverse break-up fee.  Such additional damages would be limited to BBVA’s losses in excess of the reverse break-up fee, and could not exceed an additional $25 million.

If the BBVA-PR Acquisition fails to be consummated, the Group would be obligated to pay its expenses incurred in the transaction (which could be material and would have to be expensed immediately), including costs related to the sale of equity and assets to finance the purchase.  The Group could also experience material operational disruptions, including a loss of key employees and/or key customer relationships.  Failure of the transaction to be consummated could have a material adverse effect on our business, future prospects, financial condition or results of operations.

The Group may fail to realize the anticipated benefits of the BBVA-PR Acquisition.

The success of the BBVA-PR Acquisition will depend on, among other things, the Group’s ability to realize anticipated cost savings and to integrate the assets and operations to be acquired in a manner that permits growth opportunities and does not materially disrupt the Group’s existing customer relationships or result in decreased revenues resulting from any loss of customers.  If the Group is not able to successfully achieve these objectives, the anticipated benefits of the BBVA-PR Acquisition may not be realized fully or at all or may take longer to realize than expected.  Additionally, the Group made assumptions and estimates concerning the fair value of assets and liabilities to be acquired in evaluating the BBVA-PR Acquisition and the purchase price.  Actual values of these assets and liabilities could differ from the Group’s assumptions and estimates, which could result in not achieving the anticipated benefits of the BBVA-PR Acquisition.

At Closing, BBVA and the Group will enter into a transition services agreement pursuant to which BBVA will provide the Group with services necessary to assist the Group with the day-to-day operations of the acquired companies and their transition to our infrastructure, and to provide data for the integration of information, for a period of up to twelve months.  The Acquisition Agreement contains customary indemnification rights for each of BBVA and the Group, including with respect to breaches of representations, warranties or covenants and certain other specified matters.  Certain of the indemnification obligations of each party are subject to a minimum claim size threshold, an aggregate claim threshold, a cap on indemnification and other limitations on liability.

There can be no assurance that the BBVA-PR Acquisition will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business.  The Group’s future growth and profitability depends, in part, on the ability to successfully manage the combined operations.  Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners.  Integration efforts could divert management attention and resources, which could adversely affect the Group’s operations or results.  The loss of key employees in connection with the BBVA-PR Acquisition could adversely affect our ability to successfully conduct the combined operations.

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to the allowances for loan and lease losses on the assets and loans to be acquired that could adversely affect the Group’s financial condition and results of operations in the future.  There is no assurance that as our integration efforts will not result in other unanticipated costs, including the diversion of personnel, or losses.

The BBVA-PR Acquisition may also result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions.  It is possible that the integration process related to this acquisition could disrupt the Group’s ongoing business or result in inconsistencies in customer service that could adversely affect the Group’s ability to maintain relationships with clients, customers, depositors and employees.  Our inability to overcome these risks could have a material adverse effect on our business, financial condition, results of operations and future prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information as to the sale of the Convertible Preferred Stock was furnished in the Group’s current report on Form 8-K filed with the SEC on July 3, 2012.  The shares of Convertible Preferred Stock were purchased by “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.                                                                            Description of Document:

2.1      Acquisition Agreement, dated June 28, 2012, between the Group and Banco Bilbao Vizcaya Argentaria, S.A., relating to the purchase and sale of 100% of the common stock of each of BBVA PR Holding Corporation and BBVA Securities of Puerto Rico, Inc. (1)

3.1      Certificate of Withdrawal of Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C. (2)

3.2      Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (3)

4.1      Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (4)

10.1    Subscription Agreement, dated June 28, 2012, between the Group and each of the purchasers of the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from Oriental Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1) Incorporated herein by reference to Exhibit 2.1 of the Group’s current report on Form 8-K filed with the SEC on July 3, 2012.

(2) Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on May 29, 2012.

(3) Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on July 3, 2012.

(4) Incorporated herein by reference to Exhibit 4.1 of the Group’s current report on Form 8-K filed with the SEC on July 3, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 3, 2012
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: August 3, 2012
Ganesh Kumar
Executive Vice President and Chief Financial Officer