Form 10-Q/A
period 2012-06-30
ORIENTAL FINANCIAL GROUP INC
filed 2012-08-06
CIK 1030469

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

EXPLANATORY NOTE

Oriental Financial Group Inc. (the “Group”) is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2012 originally filed with the Securities and Exchange Commission on August 3, 2012 (the “Form 10-Q”) solely to include Exhibit 101, which was inadvertently omitted from the Form 10-Q because of a technical error in the submission.  Except for such correction, this amendment does not update, modify or amend any disclosure set forth in the Form 10-Q as originally filed.

Item 6. Exhibits

Exhibit No.    Description of Document

2.1      Acquisition Agreement, dated June 28, 2012, between the Group and Banco Bilbao Vizcaya Argentaria, S.A., relating to the purchase and sale of 100% of the common stock of each of BBVA PR Holding Corporation and BBVA Securities of Puerto Rico, Inc.(1)

3.1      Certificate of Withdrawal of Certificate of Designations of Mandatorily Convertible Non-Cumulative Non-Voting Perpetual Preferred Stock, Series C.(2)

3.2      Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(3)

4.1      Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(4)

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

Form 10-Q/A Exhibit Index

The following exhibits are submitted as part of this Form 10-Q/A:

Exhibit No.     Description of Document

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

ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José Rafael Fernández	Date: August 6, 2012
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: August 6, 2012
Ganesh Kumar
Executive Vice President and Chief Financial Officer