Form 10-Q
period 2012-09-30
ORIENTAL FINANCIAL GROUP INC
filed 2012-11-09
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12647

Oriental Financial Group Inc.

Incorporated in the Commonwealth of Puerto Rico,     IRS Employer Identification No. 66-0538893

Principal Executive Offices:

997 San Roberto Street

Oriental Center 10th Floor

Professional Offices Park

San Juan, Puerto Rico 00926

Telephone Number: (787) 771-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

 45,577,920 common shares ($1.00 par value per share) outstanding as of October 31, 2012

FORWARD-LOOKING STATEMENTS

The information included in this Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of Oriental Financial Group Inc. (“we”, “our” or the “Group”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Group’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

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

•  the Group’s ability to successfully deleverage the investment securities and wholesale funding portfolios of the

    Group and Banco Bilbao Vizcaya Argentaria Puerto Rico in connection with the acquisition of BBVA’s Puerto

    Rico operations; and

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

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$511,478	$587,624
Money market investments	4,017	3,863
Total cash and cash equivalents	515,495	591,487
Securities purchased under agreements to resell	270,000	-
Investments:
Trading securities, at fair value, with amortized cost of $1,503 (December 31, 2011 - $176)	1,514	180
Investment securities available-for-sale, at fair value, with amortized cost of $2,228,629 (December 31, 2011 - $2,873,682)	2,293,550	2,959,912
Investment securities held-to-maturity, at amortized cost, with fair value of $874,921 (December 31, 2011 - $904,556)	835,084	884,026
Federal Home Loan Bank (FHLB) stock, at cost	22,865	23,779
Other investments	69	73
Total investments	3,153,082	3,867,970
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	38,211	26,939
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$39,120 (December 31, 2011 - $37,010)	1,144,519	1,142,978
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$56,865 (December 31, 2011 - $37,256)	413,588	496,276
Total loans, net	1,596,318	1,666,193
FDIC shared-loss indemnification asset	328,573	392,367
Foreclosed real estate covered under shared-loss agreements with the FDIC	21,635	13,867
Foreclosed real estate not covered under shared-loss agreements with the FDIC	17,765	13,812
Accrued interest receivable	14,935	20,182
Deferred tax asset, net	35,912	32,023
Premises and equipment, net	19,268	21,520
Servicing assets	10,642	10,454
Derivative assets	18,495	9,317
Other assets	49,085	54,483
Total assets	$6,051,205	$6,693,675
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,048,410	$1,043,031
Savings accounts	250,952	230,672
Certificates of deposit	915,005	1,161,482
Total deposits	2,214,367	2,435,185
Borrowings:
Securities sold under agreements to repurchase	2,652,366	3,056,238
Advances from FHLB	285,395	281,753
FDIC-guaranteed term notes	-	105,834
Subordinated capital notes	36,083	36,083
Total borrowings	2,973,844	3,479,908
Derivative liabilities	58,269	47,425
Accrued expenses and other liabilities	33,038	35,602
Total liabilities	5,279,518	5,998,120
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A and 1,380,000 shares of Series B issued and outstanding, $25 liquidation value	68,000	68,000
84,000 shares of Series C issued and outstanding; $1,000 liquidation value	84,000	-
Common stock, $1 par value; 100,000,000 shares authorized; 47,841,611 shares issued;
40,745,946 shares outstanding (December 31, 2011 - 47,808,657; 41,244,533)	47,842	47,809
Additional paid-in capital	495,155	499,096
Legal surplus	54,407	50,178
Retained earnings	94,520	68,149
Treasury stock, at cost, 7,095,665 shares (December 31, 2011 - 6,564,124 shares)	(81,300)	(74,808)
Accumulated other comprehensive income, net of tax of -$2,411 (December 31, 2011 - $1,848)	9,063	37,131
Total stockholders’ equity	771,687	695,555
Total liabilities and stockholders’ equity	$6,051,205	$6,693,675

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$17,964	$17,161	$53,308	$51,095
Loans covered under shared-loss agreements with the FDIC	22,283	18,222	64,167	45,507
Total interest income from loans	40,247	35,383	117,475	96,602
Mortgage-backed securities	24,310	33,515	74,647	128,275
Investment securities and other	1,129	2,638	4,271	6,895
Total interest income	65,686	71,536	196,393	231,772
Interest expense:
Deposits	7,308	11,492	24,518	35,321
Securities sold under agreements to repurchase	15,344	23,206	49,414	70,878
Advances from FHLB and other borrowings	2,508	3,042	8,438	9,036
FDIC-guaranteed term notes	-	1,021	909	3,063
Subordinated capital notes	323	305	972	916
Total interest expense	25,483	39,066	84,251	119,214
Net interest income	40,203	32,470	112,142	112,558
Provision for non-covered loan and lease losses	3,600	3,800	10,400	11,400
Provision for (recapture of) covered loan and lease losses, net	221	(1,936)	8,845	(1,387)
Total provision for loan and lease losses	3,821	1,864	19,245	10,013
Net interest income after provision for loan and lease losses	36,382	30,606	92,897	102,545
Non-interest income:
Wealth management revenues	6,042	5,387	17,835	14,644
Banking service revenues	3,006	2,969	9,231	9,496
Mortgage banking activities	2,204	2,758	7,142	7,017
Total banking and wealth management revenues	11,252	11,114	34,208	31,157
Net amortization of FDIC shared-loss indemnification asset	(8,096)	(2,422)	(18,505)	(191)
Net gain (loss) on:
Sale of securities	36,365	13,971	55,703	23,102
Derivatives	(1,326)	(695)	(1,441)	(8,392)
Foreclosed real estate	(1,209)	(199)	(2,493)	(334)
Early extinguishment of repurchase agreements	(24,312)	(4,790)	(24,312)	(4,790)
Other	978	(14)	208	148
Total non-interest income, net	13,652	16,965	43,368	40,700

Non-interest expense:
Compensation and employee benefits	11,323	11,593	32,873	34,511
Professional and service fees	5,779	5,308	16,221	16,506
Occupancy and equipment	4,169	4,369	12,624	12,988
Insurance	1,594	1,302	4,856	4,933
Electronic banking charges	1,415	1,375	4,581	3,984
Taxes, other than payroll and income taxes	1,091	1,184	2,158	3,422
Loan servicing and clearing expenses	607	975	2,530	3,072
Foreclosure, repossession and other real estate expenses	1,060	606	2,745	1,659
Advertising, business promotion, and strategic initiatives	1,594	1,686	4,006	4,386
Communication	419	391	1,246	1,212
Director and investor relations	158	352	809	977
Printing, postage, stationary and supplies	299	292	929	937
Other	871	770	2,428	2,661
Total non-interest expense	30,379	30,203	88,006	91,248
Income before income taxes	19,655	17,368	48,259	51,997
Income tax expense	1,894	580	4,888	5,661
Net income	17,761	16,788	43,371	46,336
Less: dividends on preferred stock	(3,039)	(1,201)	(5,440)	(3,602)
Income available to common shareholders	$14,722	$15,587	$37,931	$42,734
Income per common share:
Basic	$0.36	$0.35	$0.93	$0.95
Diluted	$0.35	$0.35	$0.92	$0.95
Average common shares outstanding and equivalents	47,978	44,105	43,316	45,141
Cash dividends per share of common stock	$0.06	$0.05	$0.18	$0.15

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Net income	$17,761	$16,788	$43,371	$46,336
Other comprehensive loss before tax:
Unrealized gain on securities available-for-sale	25,220	35,471	34,220	57,098
Realized gain on investment securities included in net income	(36,365)	(13,971)	(55,703)	(23,102)
Unrealized loss on cash flow hedges	(2,052)	(34,204)	(10,844)	(48,122)
Other comprehensive loss before taxes	(13,197)	(12,704)	(32,327)	(14,126)
Income tax effect	999	2,550	4,259	1,858
Other comprehensive loss after taxes	(12,198)	(10,154)	(28,068)	(12,268)
Comprehensive income	$5,563	$6,634	$15,303	$34,068

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine-Month Period Ended September 30,
	2012	2011
	(In thousands)
Preferred stock:
Balance at beginning of period	$68,000	$68,000
Issuance of preferred stock	84,000	-
Balance at end of period	152,000	68,000
Common stock:
Balance at beginning of period	47,809	47,808
Exercised stock options	33	-
Balance at end of period	47,842	47,808
Additional paid-in capital:
Balance at beginning of period	499,096	498,435
Stock-based compensation expense	1,159	1,001
Exercised stock options	361	-
Lapsed restricted stock units	(483)	(561)
Preferred stock issuance costs	(4,978)	-
Balance at end of period	495,155	498,875
Legal surplus:
Balance at beginning of period	50,178	46,331
Transfer from retained earnings	4,229	4,943
Balance at end of period	54,407	51,274
Retained earnings:
Balance at beginning of period	68,149	51,502
Net income	43,371	46,336
Cash dividends declared on common stock	(7,331)	(6,677)
Cash dividends declared on preferred stock	(5,440)	(3,602)
Transfer to legal surplus	(4,229)	(4,943)
Balance at end of period	94,520	82,616
Treasury stock:
Balance at beginning of period	(74,808)	(16,732)
Stock purchased	(7,022)	(29,242)
Lapsed restricted stock units	483	561
Stock used to match defined contribution plan	47	37
Balance at end of period	(81,300)	(45,376)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	37,131	36,987
Other comprehensive loss, net of tax	(28,068)	(12,268)
Balance at end of period	9,063	24,719
Total stockholders’ equity	$771,687	$727,916

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine-Month Period Ended September 30,
	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$43,371	$46,336
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	462	(151)
Amortization of investment securities premiums, net of accretion of discounts	33,480	18,983
Amortization of core deposit intangible	107	107
Net amortization of FDIC shared-loss indemnification asset	18,505	191
Other impairments on securities	-	75
Depreciation and amortization of premises and equipment	3,424	4,109
Deferred income taxes, net	(785)	4,485
Provision for covered and non-covered loan and lease losses, net	19,245	10,013
Stock-based compensation	1,159	1,001
(Gain) loss on:
Sale of securities	(55,703)	(23,102)
Sale of mortgage loans held for sale	(4,658)	(3,971)
Derivatives	1,441	8,392
Early extinguishment of repurchase agreements	24,312	4,790
Foreclosed real estate	2,493	334
Sale of other repossessed assets	(8)	34
Sale of premises and equipment	(85)	31
Originations and purchases of loans held-for-sale	(140,925)	(149,990)
Proceeds from sale of loans held-for-sale	74,815	55,243
Net (increase) decrease in:
Trading securities	(1,334)	984
Accrued interest receivable	5,247	4,470
Servicing assets	(188)	(319)
Other assets	5,080	4,708
Net decrease in:
Accrued interest on deposits and borrowings	(8,227)	(1,097)
Accrued expenses and other liabilities	(8,578)	(31,378)
Net cash provided by (used in) operating activities	12,650	(45,722)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,102,606)	(493,757)
Investment securities held-to-maturity	(119,026)	(209,112)
FHLB stock	(454)	(1,283)
Swap options	(6,755)	-
Equity options	-	(424)
Maturities and redemptions of:
Investment securities available-for-sale	691,246	606,699
Investment securities held-to-maturity	160,502	57,509
FHLB stock	1,368	-
Proceeds from sales of:
Investment securities available-for-sale	1,145,555	506,481
Foreclosed real estate	11,093	8,875
Other repossessed assets	2,500	4,883
Premises and equipment	369	287
Origination and purchase of loans, excluding loans held-for-sale	(172,376)	(138,692)
Principal repayment of loans, including covered loans	195,336	204,537
Reimbursements from the FDIC on shared-loss agreements	63,272	73,267
Additions to premises and equipment	(1,457)	(2,984)
Net change in securities purchased under agreements to resell	(270,000)	(165,000)
Net cash provided by investing activities	598,567	451,286

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Nine-Month Period Ended September 30,
	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(222,408)	(207,107)
Short term borrowings	-	4,159
Securities sold under agreements to repurchase	(424,312)	(104,790)
FHLB advances	5,013	-
FDIC-guaranteed term notes	(105,000)	-
Exercise of stock options	394	-
Issuance of preferred stock, net	79,022	-
Purchase of treasury stock	(7,022)	(29,242)
Termination of derivative instruments	(125)	10,095
Dividends paid on preferred stock	(5,440)	(3,602)
Dividends paid on common stock	(7,331)	(6,677)
Net cash used in financing activities	(687,209)	(337,164)
Net change in cash and cash equivalents	(75,992)	68,400
Cash and cash equivalents at beginning of period	591,487	448,936
Cash and cash equivalents at end of period	$515,495	$517,336
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$91,823	$120,544
Income taxes paid	$8,031	$4,021
Mortgage loans securitized into mortgage-backed securities	$59,629	$104,617
Transfer from loans to foreclosed real estate	$27,583	$17,754

See notes to unaudited consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The results of operations and cash flows for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended December 31, 2011, included in the Group’s 2011 Annual Report on Form 10-K.

Nature of Operations

The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. It has four direct operating subsidiaries, Oriental Bank and Trust (the “Bank” or “Oriental Bank”), Oriental Financial Services Corp. (“Oriental Financial Services”), Oriental Insurance, Inc. (“Oriental Insurance”) and Caribbean Pension Consultants, Inc. (“CPC”).  The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Group provides a wide range of banking and wealth management services such as commercial, consumer and mortgage lending, leasing, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico, except for CPC, which is located in Boca Raton, Florida.  The Group is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

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

Oriental Financial Services is a securities broker-dealer and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (the “FINRA”), the SEC, and the OCFI.  Oriental Financial Services is also a member of the Securities Investor Protection Corporation.  Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

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

   Business Combinations

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

On June 28, 2012, the Group entered into a definitive Acquisition Agreement (the “Acquisition Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), pursuant to which BBVA agreed to sell to the Group, and the Group agreed to purchase from BBVA, all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), a subsidiary offering insurance services, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities”), a registered broker-dealer. This transaction is referred to as the “BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as the “BBVAPR Companies.”

The Group will acquire all of the outstanding common stock of each of BBVAPR Holding and BBVA Securities with total assets at June 30, 2012 amounting to $5.0 billion, including $3.6 billion in loans (net of allowance for loan and lease losses), and $3.4 billion in deposits for an aggregate purchase price of $500 million. Immediately following the closing of the BBVAPR Acquisition, the Group will merge BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. The unaudited consolidated financial statements do not contemplate the effect of the BBVAPR Acquisition as the transaction has not been consummated at September 30, 2012.

Closing of the transaction is targeted for the fourth quarter of 2012. Consummation of the BBVAPR Acquisition is subject to certain customary conditions, including the receipt of required regulatory approvals without the imposition of a materially burdensome regulatory condition, as described in the Acquisition Agreement. On October 10, 2012, the OCFI approved the Group’s acquisition of BBVAPR Bank and the merger of BBVAPR Bank with and into Oriental Bank, with Oriental Bank as the surviving entity.

Under the Acquisition Agreement, the Group may be subject to a reverse break-up fee of $25 million if the closing of the BBVAPR Acquisition does not occur before one year after execution of the Acquisition Agreement (or before fifteen months after execution of the Acquisition Agreement in certain circumstances), the Acquisition Agreement is terminated, and the failure to close within one year (or such later date) is due to our inability to raise the specified additional funds or to obtain certain regulatory approvals or any other reason other than certain breaches by BBVA, subject to certain conditions.  In addition, BBVA could seek damages in excess of $25 million if BBVA terminates the Acquisition Agreement due to our failure to satisfy the funding requirement or if our willful and knowing breach of the Acquisition Agreement is the proximate cause of the BBVAPR Acquisition not having been consummated, and BBVA suffers losses as a result in excess of the $25 million termination fee. If BBVA decides to terminate the Acquisition Agreement and collect the termination fee, such additional damages would be limited to BBVA’s losses in excess of the termination fee, and could not exceed an additional $25 million. Such limit would not apply if BBVA does not elect to terminate the Acquisition Agreement and collect the termination fee.

In connection with the BBVAPR Acquisition, the Group has completed the sale of:

(i)                   84,000 shares of its 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (the “Convertible Preferred Stock”), on July, 3, 2012 at a purchase price of $1,000 per share in a private placement;

(ii)                 4,829,267 shares of its common stock on October 31, 2012 at a public offering price of $11.10 and a purchase price of $10.66 per share in a registered public offering; and

(iii)                960,000 shares of its 7.125% Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”) on November 5, 2012 at a public offering price of $25 and purchase price of $24 per share in a registered public offering.

The Group intends to use the net proceeds of the foregoing issuances together with its own excess capital to fund the BBVAPR Acquisition.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Significant Accounting Policies

The unaudited consolidated financial statements of the Group are prepared in accordance with GAAP as prescribed by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and with the general practices within the banking industry.  In preparing the unaudited consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the unaudited consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The Group believes that, of its significant accounting policies, the following may involve a higher degree of judgment and complexity.

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

The Group has classified certain agency-issued mortgage-backed securities as held-to-maturity. The Group has both the intent and ability to hold such securities until their maturities. Furthermore, the Group believes it will be able to recover substantially all of its recorded investment mainly because these are agency-issued mortgage-backed securities, and also because the securities cannot be contractually prepaid or otherwise settled before their stated maturity by the issuing agency, except for the principal prepayments that may occur throughout their terms based on the payment behavior of the collateral loans. Certain securities of the Group that have been classified as held-to-maturity were classified as such in response to management’s asset-liability management strategy. The Group believes that it can accomplish its asset-liability management goals and still maximize net interest income without having all its securities classified as available-for-sale. This designation is consistent with held-to-maturity classification requirements, specifically those stated in section 25-18 of ASC 320-10-25.

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

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized gains and losses valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. The cost of securities sold is determined by the specific identification method.  During the quarter ended September 30, 2012, the Group made a change in one of the estimates applied in the calculation of the amortization of premiums/discounts in the mortgage-backed securities portfolio. The estimate involves the period used in measuring the repayment experience of each security and the change consists of using a 12-month look-back period instead of a 3-month period for these purposes.  The Group believes that this extended period better reflects the portfolio behavior, especially considering the seasonality cycle of the U.S. housing market, and also reduces the volatility that affects interest income recognition when using a more limited prepayment history experience in periods of greater market volatility.   The impact of this change during the quarter ended September 30, 2012 was an increase of $3.3 million in interest income from mortgage-backed securities.

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

The Group also has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P 500 Index”). The Group purchases options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives a certain percentage of the increase, if any, in the initial month-end value of the S&P 500 Index over the average of the monthly index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated, and the changes in the value of that option are also recorded in earnings.

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

The Group, using a rating system, applies an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent twelve months. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the credit grading assigned to commercial loans, levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value. Additional impact from the historical loss experience is applied based on levels of delinquency and loan classification. During the quarter ended September 30, 2012, the Group revised this severity impact applied to historical loss factors based on delinquency buckets and loan classifications to further segregate these impacts between loans secured by real estate and unsecured loans. The following portfolio segments have been identified: mortgage loans; commercial loans; consumer loans; and leasing.

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, vintages, the environmental risk factors described above and by delinquency buckets.  During the second quarter of 2012, the traditional mortgage loans were further segregated by vintages.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In accordance with ASC 310-30, in estimating the fair value of covered loans at the acquisition date, the Group (a) calculated the contractual amount and timing of undiscounted principal and interest payments (the “undiscounted contractual cash flows”) and (b) estimated the amount and timing of undiscounted expected principal and interest payments (the “undiscounted expected cash flows”). The difference between the undiscounted contractual cash flows and the undiscounted expected cash flows is the non-accretable discount. The non-accretable discount represents an estimate of the loss exposure in the covered loan portfolio, and such amount is subject to change over time based on the performance of the covered loans. The carrying value of covered loans is reduced by payments received and increased by the portion of the accretable yield recognized as interest income.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the payment of principal at original maturity is primarily dependent on the value of collateral, the Group considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. Loans modified in TDRs are placed on non-accrual status until the Group determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least nine months.

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

FDIC Shared-Loss Indemnification Asset

The FDIC shared-loss indemnification asset is accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Group sell a loan prior to foreclosure or maturity. The shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets, based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also includes incurred expenses under the shared-loss agreements. This asset is presented net of any clawback liability due to the FDIC under the Purchase and Assumption Agreement. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, the proper submission of claims to the FDIC and compliance with the obligations set forth in the FDIC shared-loss agreements. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Core Deposit Intangible

Core deposit intangible (“CDI”) is a measure of the value of checking and savings deposits acquired in a business combination. The fair value of the CDI stemming from any given business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding. CDI is amortized straight-line over a 10-year period. The Group evaluates such identifiable intangible for impairment when an indication of impairment exists. No impairment charges were required to be recorded in the quarters and nine-month periods ended September 30, 2012 and 2011.

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

Covered Foreclosed Real Estate and Other Repossessed Property

Covered foreclosed real estate and other repossessed property is initially recorded at their estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write-downs due to declines in fair value and costs and expenses associated with holding these properties in portfolio are charged as incurred to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write-downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico, which has been subsequently amended several times (the “2011 Code”). The 2011 Code provides for the gradual repeal of the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for taxable years commencing after December 31, 2010 and before January 1, 2014. For taxable years commencing after December 31, 2013, the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the alternative minimum tax (“AMT”) from 22% to 20%.  It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for income earned by international banking entities, which is currently fully exempt, but was subject to a 5% income tax for the 2009, 2010 and 2011 taxable years.  Under the 2011 Code, a corporate taxpayer had a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election was required with the filing of the 2011 income tax return and, once made, was irrevocable for such taxable year and for each of the next four taxable years. The Group elected to implement and file its income tax returns pursuant to the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Equity-Based Compensation Plan

The Group’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010.

The purpose of the Omnibus Plan is to provide flexibility to the Group to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Group. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Group’s shares of common stock are available for issuance under the Omnibus Plan or, (b) if earlier, the date the Omnibus Plan is terminated by the Group’s Board of Directors.

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

Subsequent Events

The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the unaudited consolidated financial statements.

Refer to Note 1 Business Combinations section for details of preferred stock and common stock issued after September 30, 2012 in connection to the prospective BBVAPR Acquisition.

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

Intangibles—Goodwill and Other – FASB ASU 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment (Topic 350) was issued in July 2012. This update establish that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, an entity concludes that it is not more likely than not that the indefinite-lived intangible asset is impaired, then the entity is not required to take further action. However, if an entity concludes otherwise, then it is required to determine the fair value of the indefinite-lived intangible asset and perform the quantitative impairment test by comparing the fair value with the carrying. An entity also has the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test. An entity will be able to resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 - FDIC-ASSISTED ACQUISITION AND FDIC SHARED-LOSS INDEMNIFICATION ASSET

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities in the FDIC-assisted acquisition of Eurobank.  As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

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

The Bank has agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $14.8 million and $13.3 million, net of discount, as of September 30, 2012 and December 31, 2011, respectively. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Group for the quarters and nine-month periods ended September 30, 2012 and 2011 include the operating results produced by the acquired assets and assumed liabilities from the FDIC-assisted acquisition.

The FDIC shared-loss indemnification asset activity for the nine-month periods ended September 30, 2012 and 2011 is as follows:

	Nine-Month Period Ended September 30,
	2012	2011
	(In thousands)
Balance at beginning of period	$392,367	$473,629
Shared-loss agreements reimbursements from the FDIC	(63,272)	(73,267)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	10,764	(10,659)
Amortization of FDIC shared-loss indemnification asset, net	(18,505)	(191)
Incurred expenses to be reimbursed under shared-loss agreements	7,219	2,584
Balance at end of period	$328,573	$392,096

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2012 and December 31, 2011, money market instruments included as part of cash and cash equivalents amounted to $4.0 million and $3.9 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At September 30, 2012, securities purchased under agreements to resell amounted to $270.0 million. At December 31, 2011, there were no securities purchased under agreements to resell.

The amounts advanced under those agreements are reflected as assets in the unaudited consolidated statements of financial condition. It is the Group’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Group’s right to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Group on these transactions as of September 30, 2012 was approximately $275.4 million.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,530,787	$68,843	$1	$1,599,629	3.10%
GNMA certificates	17,336	1,404	8	18,732	4.89%
CMOs issued by US Government sponsored agencies	193,543	1,770	208	195,105	1.78%
Total mortgage-backed securities	1,741,666	72,017	217	1,813,466	2.97%
Investment securities
US Treasury securities	387,992	2	-	387,994	0.04%
Obligations of US Government sponsored agencies	25,017	118	-	25,135	1.40%
Obligations of Puerto Rico Government and political subdivisions	22,240	126	12	22,354	5.41%
Structured credit investments	36,424	-	7,422	29,002	2.10%
Other debt securities	15,290	309	-	15,599	3.44%
Total investment securities	486,963	555	7,434	480,084	0.62%
Total securities available-for-sale	2,228,629	72,572	7,651	2,293,550	2.45%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	722,823	38,283	-	761,106	3.30%
CMOs issued by US Government sponsored agencies	112,261	1,554	-	113,815	1.97%
Total securities held-to-maturity	835,084	39,837	-	874,921	3.12%

Total investments	$3,063,713	$112,409	$7,651	$3,168,471	2.63%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$2,583,881	$92,899	$-	$2,676,780	3.61%
GNMA certificates	26,186	2,151	-	28,337	5.94%
CMOs issued by US Government sponsored agencies	128,505	1,739	199	130,045	2.33%
Total mortgage-backed securities	2,738,572	96,789	199	2,835,162	3.57%
Investment securities
Obligations of Puerto Rico Government and political subdivisions	72,437	225	1,204	71,458	5.37%
Structured credit investments	46,904	-	9,616	37,288	2.92%
Other debt securities	15,769	235	-	16,004	3.42%
Total investment securities	135,110	460	10,820	124,750	4.29%
Total securities available-for-sale	2,873,682	97,249	11,019	2,959,912	3.60%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	884,026	20,530	-	904,556	3.34%
Total investments	$3,757,708	$117,779	$11,019	$3,864,468	3.54%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Group’s investment securities at September 30, 2012, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2012
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$44,430	$45,805	$-	$-
Total due after 5 to 10 years	44,430	45,805	-	-
Due after 10 years
FNMA and FHLMC certificates	1,486,357	1,553,824	722,823	761,106
GNMA certificates	17,336	18,732	-	-
CMOs issued by US Government sponsored agencies	193,543	195,105	112,261	113,815
Total due after 10 years	1,697,236	1,767,661	835,084	874,921
Total mortgage-backed securities	1,741,666	1,813,466	835,084	874,921
Investment securities
Due in less than one year
US Treasury securities	387,992	387,994	-	-
Total due in less than one year	387,992	387,994	-	-
Due from 1 to 5 years
Other debt securities	10,000	10,017	-	-
Obligations of Puerto Rico Government and political subdivisions	398	397	-	-
Total due from 1 to 5 years	10,398	10,414	-	-
Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	11,380	11,426	-	-
Structured credit investments	36,424	29,002	-	-
Obligations of US Government and sponsored agencies	25,017	25,135	-	-
Total due after 5 to 10 years	72,821	65,563	-	-
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	10,462	10,531	-	-
Other debt securities	5,290	5,582	-	-
Total due after 10 years	15,752	16,113	-	-
Total investment securities	486,963	480,084	-	-
Total investments	$2,228,629	$2,293,550	$835,084	$874,921

Keeping with the Group’s investment strategy, during the nine-month period ended September 30, 2012 and 2011, there were certain sales of available-for sale securities because the Group felt at the time of such sales that gains could be realized while at the same time having good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue to protect its net interest margin. The Group is also pursuing the strategy of selling securities subject to higher prepayment speeds. During the quarter ended September 30, 2012, the Group sold $532.4 million of investment securities and extinguished $400 million of securities repurchase agreements prior to their contractual maturities in furtherance of the Group’s plan to deleverage its balance sheet in connection with the BBVAPR Acquisition.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized gains and losses valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. The cost of securities sold is determined by the specific identification method.  During the quarter ended September 30, 2012, the Group made a change in one of the estimates applied in the calculation of the amortization of premiums/discounts in the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

mortgage-backed securities portfolio. The estimate involves the period used in measuring the repayment experience of each security and the change consists of using a 12-month look-back period instead of a 3-month period for these purposes.  The Group believes that this extended period better reflects the portfolio behavior, especially considering the seasonality cycle of the U.S. housing market, and also reduces the high volatility that affects interest income recognition when using a more limited prepayment history experience in periods of greater market volatility.   The impact of this change during the quarter ended September 30, 2012 was an increase of $3.3 million in interest income from mortgage-backed securities.

The Group, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased.

The Group recorded a net gain on sale of securities of $55.7 million and $23.1 million during the nine-month periods ended September 30, 2012 and 2011, respectively. The tables below present the gross realized gains and losses by category for the nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended September 30, 2012
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$936,779	$881,834	$54,945	$-
GNMA certificates	62,639	62,638	1	-
CMOs issued by US Government sponsored agencies	19,725	18,372	1,353	-
Total mortgage-backed securities and CMOs	1,019,143	962,844	56,299	-
Investment securities
US Treasury securities	80,000	80,000	-	-
Obligations of Puerto Rico Government and political subdivisions	35,882	36,478	32	628
Structured credit investments	10,530	10,530	-	-
Total investment securities	126,412	127,008	32	628
Total	$1,145,555	$1,089,852	$56,331	$628

	Nine-Month Period Ended September 30, 2011
		Sale Book
Description	Sale Price	Value	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$309,112	$293,580	$15,532	$-
GNMA certificates	183,269	175,699	7,571	1
Total mortgage-backed securities	492,381	469,279	23,103	1
Investment securities
Obligations of U.S. Government sponsored agencies	14,100	14,100	-	-
Total investment securities	14,100	14,100	-	-
Total	$506,481	$483,379	$23,103	$1

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2012 and December 31, 2011:

	September 30, 2012
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,424	$7,422	$29,002
Obligations of Puerto Rico Government and political subdivisions	1,653	12	1,641
CMOs issued by US Government sponsored agencies	2,243	183	2,060
	$40,320	$7,617	$32,703

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
CMOs issued by US Government sponsored agencies	$13,803	$25	$13,778
Obligations of Puerto Rico Government and political subdivisions	125	-	125
GNMA certificates	85	8	77
FNMA and FHLMC certificates	68	1	67
	$14,081	$34	$14,047

	TOTAL
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,424	$7,422	$29,002
Obligations of Puerto Rico Government and political subdivisions	1,778	12	1,766
CMOs issued by US Government sponsored agencies	16,046	208	15,838
FNMA and FHLMC certificates	68	1	67
GNMA certificates	85	8	77
	$54,401	$7,651	$46,750

	December 31, 2011
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,374	$9,616	$26,758
Obligations of Puerto Rico Government and political subdivisions	24,697	1,204	23,493
CMOs issued by US Government sponsored agencies	2,384	199	2,185
	$63,455	$11,019	$52,436

At December 31, 2011, there were no available-for-sale securities in a continuous unrealized loss position for less than 12 months. In addition, at September 30, 2012 and December 31, 2011, there were no individual held-to-maturity securities in an unrealized loss position.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment.

Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

At September 30, 2012, the Group’s portfolio of structured credit investments amounted to $36.4 million (amortized cost) in the available-for-sale portfolio, with net unrealized losses of approximately $7.4 million. The Group’s structured credit investments portfolio consist of three collateralized loan obligations (“CLOs”).

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

The cash flow analysis performed by the Group for the $12 million CLO did not reflect any scenario where there was a principal impairment. Moreover, the CLO has maintained its “AA-” S&P rating and its “A2” Moody’s rating since November 2011. In addition, as of September 30, 2012 and December 31, 2011, the CLO’s subordination level is 26.18%.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

With respect to the $10 million CLO, the cash flow analysis performed by the Group also did not reflect any scenario where there was a principal impairment. The CLO has maintained its “A+” S&P rating and its “A2” Moody’s rating since February 2012. Also, as of September 30, 2012 and December 31, 2011, the CLO’s subordination level is 20.64%.

The cash flow analysis performed by the Group for the $15 million CLO as of September 30, 2012, detected that there was a principal impairment in 10 out of 100 scenarios, with average losses of 3.42%. and no scenarios where the impairment amount is 100% of the Group’s investment. The CLO has maintained its “BBB+” S&P rating and its “Baa2” Moody’s rating since August 2011.  Also, as of September 30, 2012 and December 31, 2011, the CLO’s subordination level is 7.54%.

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

On January 12, 2012, the Group made the strategic decision to sell its $25.5 million investment in a corporate bond that was partially invested in a synthetic collateralized debt obligation (CDO) at a loss of $15.0 million. This loss was accounted for as an other-than-temporary impairment in the fourth quarter of 2011, and no additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011. The main considerations underlying the Group’s decision to sell the security included the continued deteriorating credit conditions surrounding the underlying reference portfolio of the CDO, including an event of default that occurred during the fourth quarter of 2011, and a projected analysis prepared by a third-party specialist that showed defaults in excess of the deal’s subordination level in more than 50% of the scenarios modeled. The corporate bond sold was a unique and completely distinguishable investment from the rest of the Group’s portfolio, including the remaining structured credit investments. As a result of this transaction, the Group continued to reduce its exposure to non-agency securities, as well as to credit risk in the U.S. economy, and also was able to improve its risk-based capital position.

Other securities in an unrealized loss position at September 30, 2012 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at September 30, 2012 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At September 30, 2012, the Group does not have the intent to sell these investments in an unrealized loss position.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at September 30, 2012 and December 31, 2011. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	September 30, 2012	December 31, 2011
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$2,885,058	$3,399,145
Puerto Rico public fund deposits	8,522	71,863
Puerto Rico Cash & Money Market Fund	72,312	62,739
Interest rate risk swap contracts	56,444	56,189
Federal Reserve Bank Credit Facility	10,254	15,560
Bond for the Bank's trust operations	125	126
Total pledged investment securities	3,032,715	3,605,622
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	515,669	548,809
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	54,614	40,937
Puerto Rico public fund deposits	2,271	-
	56,885	40,937
Pledged leases to secure:
Federal Reserve Bank Credit Facility	8,543	7,821
Total pledged assets	$3,613,812	$4,203,189
Financial assets not pledged:
Investment securities	$135,757	$258,845
Residential mortgage loans	428,465	435,716
Commercial loans	590,795	603,444
Consumer loans	54,577	49,663
Leases	37,369	54,069
Total assets not pledged	$1,246,963	$1,401,737

At September 30, 2012 and December 31, 2011, OIB held a certificate of deposit free of liens in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Such certificate of deposit cannot be withdrawn by OIB without the OCFI’s prior written approval.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS RECEIVABLE AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans Receivable Composition

The composition of the Group’s loan portfolio at September 30, 2012 and December 31, 2011 was as follows:

	September 30,	December 31,
	2012	2011
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$770,979	$819,651
Home equity loans and others	768	1,411
Commercial	239,654	218,261
Deferred loan fees, net	(3,962)	(4,300)
	1,007,439	1,035,023
Other loans:
Commercial	98,710	83,312
Personal consumer loans and credit lines	43,631	36,130
Leasing	33,772	25,768
Deferred loan costs (fees), net	87	(245)
	176,200	144,965
Loans receivable	1,183,639	1,179,988
Allowance for loan and lease losses on non-covered loans	(39,120)	(37,010)
Loans receivable, net	1,144,519	1,142,978
Mortgage loans held-for-sale	38,211	26,939
Total loans not covered under shared-loss agreements with FDIC, net	1,182,730	1,169,917
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	138,138	140,824
Construction and development secured by 1-4 family residential properties	7,933	16,976
Commercial and other construction	301,383	325,832
Leasing	12,140	36,122
Consumer	10,859	13,778
Total loans covered under shared-loss agreements with FDIC	470,453	533,532
Allowance for loan and lease losses on covered loans	(56,865)	(37,256)
Total loans covered under shared-loss agreements with FDIC, net	413,588	496,276
Total loans receivable, net	$1,596,318	$1,666,193

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Covered Loans

The Group’s credit activities are mainly with customers located in Puerto Rico. The Group’s loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer and leasing.

The following table presents the aging of the recorded investment in gross loans not covered under shared-loss agreements with the FDIC, excluding mortgage loans held for sale, as of September 30, 2012 and December 31, 2011 by class of loans:

	September 30, 2012
	30-59 Days	60-89 Days	90+ Days	Total Past
	Past Due	Past Due	Past Due	Due	Current	Total Loans
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,760	$793	$10,501	$15,054	$87,484	$102,538
Years 2003 and 2004	7,051	2,398	16,956	26,405	127,625	154,030
Year 2005	1,538	681	8,027	10,246	73,744	83,990
Year 2006	4,085	1,251	14,129	19,465	98,143	117,608
Years 2007, 2008 and 2009	1,655	738	9,414	11,807	115,050	126,857
Years 2010, 2011 and 2012	801	398	670	1,869	43,162	45,031
	18,890	6,259	59,697	84,846	545,208	630,054
Non-traditional	2,153	460	11,177	13,790	48,107	61,897
Loss mitigation program	6,047	1,475	17,010	24,532	54,496	79,028
	27,090	8,194	87,884	123,168	647,811	770,979
Home equity secured personal loans	-	-	12	12	756	768
	27,090	8,194	87,896	123,180	648,567	771,747
Commercial
Commercial secured by real estate	1,041	369	15,768	17,178	222,476	239,654
Other commercial and industrial	240	267	2,425	2,932	95,778	98,710
	1,281	636	18,193	20,110	318,254	338,364
Consumer	396	229	254	879	42,752	43,631
Leasing	578	109	11	698	33,074	33,772
Total loans not covered under shared-loss agreements with the FDIC	$29,345	$9,168	$106,354	$144,867	$1,042,647	$1,187,514

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	30-59 Days	60-89 Days	90+ Days	Total Past
	Past Due	Past Due	Past Due	Due	Current	Total Loans
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,009	$1,514	$15,638	$19,161	$95,886	$115,047
Years 2003 and 2004	7,835	3,140	19,692	30,667	138,490	169,157
Year 2005	2,137	2,573	10,325	15,035	77,256	92,291
Year 2006	4,018	1,358	17,673	23,049	107,526	130,575
Years 2007, 2008 and 2009	2,562	655	8,996	12,213	124,594	136,807
Years 2010, 2011 and 2012	370	194	513	1,077	40,848	41,925
	18,931	9,434	72,837	101,202	584,600	685,802
Non-traditional	1,109	819	10,857	12,785	57,240	70,025
Loss mitigation program	4,887	2,113	13,323	20,323	43,501	63,824
	24,927	12,366	97,017	134,310	685,341	819,651
Home equity secured personal loans	142	-	323	465	946	1,411
	25,069	12,366	97,340	134,775	686,287	821,062
Commercial
Commercial secured by real estate	1,205	1,697	27,741	30,643	187,618	218,261
Other commercial and industrial	1,536	99	616	2,251	81,061	83,312
	2,741	1,796	28,357	32,894	268,679	301,573
Consumer	557	226	334	1,117	35,013	36,130
Leasing	339	-	102	441	25,327	25,768
Total loans not covered under shared-loss agreements with the FDIC	$28,706	$14,388	$126,133	$169,227	$1,015,306	$1,184,533

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the recorded investment in non-covered loans on non-accrual status by class of loans as of September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$10,501	$15,637
Years 2003 and 2004	16,956	19,693
Year 2005	8,027	10,325
Year 2006	14,129	17,673
Years 2007, 2008 and 2009	9,414	8,996
Years 2010, 2011 and 2012	670	513
	59,697	72,837
Non-traditional	11,177	10,857
Loss mitigation program	17,010	13,323
	87,884	97,017
Home equity secured personal loans	12	323
	87,896	97,340
Commercial
Commercial secured by real estate	26,959	34,789
Other commercial and industrial	2,690	2,199
	29,649	36,988
Consumer	276	334
Leasing	11	102
Total non-accrual loans	$117,832	$134,764

At September 30, 2012 and December 31, 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-accrual loans amounted to $56.6 million and $41.3 million, respectively.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of gross non-covered loans subject to risk rating, by class of loans, is as follows:

	September 30, 2012
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$239,654	$182,898	$23,390	$1,957	$99	$31,310
Other commercial and industrial	98,710	86,886	6,823	394	-	4,607
Total	$338,364	$269,784	$30,213	$2,351	$99	$35,917

	December 31, 2011
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial
Commercial secured by real estate	$218,261	$148,894	$25,185	$1,957	$13	$42,212
Other commercial and industrial	83,312	74,714	3,517	929	-	4,152
Total	$301,573	$223,608	$28,702	$2,886	$13	$46,364

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Group also evaluates credit quality based on the delinquency status of the loan. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk category of gross non-covered loans not subject to risk rating, by class of loans, is as follows:

September 30, 2012
Delinquency
Individually
Balance	Measured for

Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
(In thousands)

Mortgage
Traditional (by origination year):
Up to the year 2002	$102,538	$87,483	$3,760	$793	$846	$2,580	$7,076	$-
Years 2003 and 2004	154,030	127,625	7,051	2,398	596	4,857	11,503	-
Year 2005	83,990	73,745	1,538	681	204	2,916	4,906	-
Year 2006	117,608	98,143	4,085	1,251	641	4,588	8,900	-
Years 2007, 2008 and 2009	126,857	115,050	1,655	738	514	3,582	5,318	-
Years 2010, 2011 and 2012	45,031	43,162	801	398	-	165	505	-
	630,054	545,208	18,890	6,259	2,801	18,688	38,208	-
Non-traditional	61,897	48,107	2,153	460	289	2,623	8,265	-
Loss mitigation program	79,028	9,856	344	177	54	912	2,815	64,870
	770,979	603,171	21,387	6,896	3,144	22,223	49,288	64,870
Home equity secured personal loans	768	756	-	-	-	-	12	-
	771,747	603,927	21,387	6,896	3,144	22,223	49,300	64,870
Consumer	43,631	42,752	396	229	100	151	3	-
Leasing	33,772	33,074	578	109	4	1	6	-
Total	$849,150	$679,753	$22,361	$7,234	$3,248	$22,375	$49,309	$64,870

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2011
Delinquency
Individually
Balance	Measured for

Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
(In thousands)

Mortgage
Traditional (by origination year)
Up to the year 2002	$115,047	$95,886	$2,009	$1,514	$406	$4,972	$10,260	$-
Years 2003 and 2004	169,157	138,490	7,835	3,140	939	7,318	11,435	-
Year 2005	92,291	77,255	2,137	2,573	945	3,117	6,264	-
Year 2006	130,575	107,526	4,018	1,358	446	7,416	9,811	-
Years 2007, 2008 and 2009	136,807	124,595	2,562	655	1,039	3,224	4,732	-
Years 2010 and 2011	41,925	40,848	370	194	-	410	103	-
	685,802	584,600	18,931	9,434	3,775	26,457	42,605	-
Non-traditional	70,025	57,240	1,109	819	849	2,725	7,283	-
Loss mitigation program	63,824	7,928	601	757	-	1,002	2,054	51,482
	819,651	649,768	20,641	11,010	4,624	30,184	51,942	51,482
Home equity secured personal loans	1,411	946	142	-	-	-	323	-
	821,062	650,714	20,783	11,010	4,624	30,184	52,265	51,482
Consumer	36,130	35,013	557	226	202	132	-	-
Leasing	25,768	25,327	339	-	21	81	-	-
Total	$882,960	$711,054	$21,679	$11,236	$4,847	$30,397	$52,265	$51,482

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the troubled-debt restructurings modified during the nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended September 30, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	155	$23,701	6.44%	310	$25,385	4.86%	400
Commercial loans	7	6,981	6.13%	46	6,550	6.17%	46

	Nine-Month Period Ended September 30, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	101	$14,023	6.88%	329	$15,112	5.87%	379
Commercial loans	10	13,117	3.61%	77	13,046	3.36%	75

The following table presents troubled-debt restructurings modified and for which there was a payment default during the twelve-month periods ended September 30, 2012 and 2011:

	Twelve-Month Period Ended September 30,
	2012		2011
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	37	$5,029	28	$3,738
Commercial	-	$-	4	$9,254

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

The following table presents the changes and the balance in the allowance for loan and lease losses for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$19,788	$15,978	$998	$197	$441	$37,402
Charge-offs	(1,752)	(65)	(198)	(75)	-	(2,090)
Recoveries	131	28	46	3	-	208
Provision for (recapture of) non-covered loan and lease losses	2,886	(502)	328	119	769	3,600
Balance at end of period	$21,053	$15,439	$1,174	$244	$1,210	$39,120

	Quarter Ended September 30, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$17,770	$13,800	$1,520	$868	$271	$34,229
Charge-offs	(1,391)	(440)	(368)	(82)	-	(2,281)
Recoveries	-	56	63	2	-	121
Provision for (recapture of) non-covered loan and lease losses	4,851	(2,297)	486	659	101	3,800
Balance at end of period	$21,230	$11,119	$1,701	$1,447	$372	$35,869

	Nine-Month Period Ended September 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(4,621)	(3,423)	(563)	(104)	-	(8,711)
Recoveries	131	129	153	8	-	421
Provision for (recapture of) non-covered loan and lease losses	3,891	6,185	161	(505)	668	10,400
Balance at end of period	$21,053	$15,439	$1,174	$244	$1,210	$39,120

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Balance at beginning of period	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(4,480)	(1,478)	(1,160)	(174)	-	(7,292)
Recoveries	45	108	175	3	-	331
Provision for (recapture of) non-covered loan and lease losses	9,486	1,336	400	758	(580)	11,400
Balance at end of period	$21,230	$11,119	$1,701	$1,447	$372	$35,869

The following table presents the recorded investment in gross loans by portfolio segment and based on the impairment method as of September 30, 2012 and 2011:

	September 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,833	$1,317	$-	$-	$-	$6,150
Collectively evaluated for impairment	16,220	14,122	1,174	244	1,210	32,970
Total ending allowance balance	$21,053	$15,439	$1,174	$244	$1,210	$39,120
Loans:
Individually evaluated for impairment	$64,870	$35,917	$-	$-	$-	$100,787
Collectively evaluated for impairment	706,877	302,447	43,631	33,772	-	1,086,727
Total ending non-covered loans balance	$771,747	$338,364	$43,631	$33,772	$-	$1,187,514

	September 30, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2,973	$1,829	$-	$-	$-	$4,802
Collectively evaluated for impairment	18,257	9,290	1,701	1,447	372	31,067
Total ending allowance balance	$21,230	$11,119	$1,701	$1,447	$372	$35,869
Loans:
Individually evaluated for impairment	$46,513	$35,073	$-	$-	$-	$81,586
Collectively evaluated for impairment	790,651	235,560	37,241	21,283	-	1,084,735
Total ending non-covered loans balance	$837,164	$270,633	$37,241	$21,283	$-	$1,166,321

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $35.9 million and $46.4 million at September 30, 2012 and December 31, 2011, respectively.  The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings.  The valuation allowance for impaired commercial loans amounted to approximately $1.3 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively. The total investment in impaired mortgage loans was $64.9 million and $51.5 million at September 30, 2012 and December 31, 2011, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows.  The valuation allowance for impaired mortgage loans amounted to approximately $4.8 million and $3.4 million at September 30, 2012 and December 31, 2011, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans, and the related allowance for loan and lease losses at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$15,323	$12,260	$1,317	11%
Residential troubled-debt restructuring	66,556	64,870	4,833	7%
Impaired loans with no specific allowance
Commercial	26,709	23,657	N/A	N/A
Total investment in impaired loans	$108,588	$100,787	$6,150	6%

	December 31, 2011
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$25,974	$23,368	$3,518	15%
Residential troubled-debt restructuring	52,480	51,482	3,355	7%
Impaired loans with no specific allowance
Commercial	23,780	22,996	N/A	N/A
Total investment in impaired loans	$102,234	$97,846	$6,873	7%

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding FDIC covered loans for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30,
	2012		2011
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$40	$9,027	$277	$17,494
Residential troubled-debt restructuring	510	65,932	336	47,350
Impaired loans with no specific allowance
Commercial	83	28,475	196	18,241
Total interest income from impaired loans	$633	$103,434	$809	$83,085

	Nine-Month Period Ended September 30,
	2012		2011
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment

Impaired loans with specific allowance
Commercial	$163	$16,686	$810	$16,257
Residential troubled-debt restructuring	1,344	61,622	777	39,912
Impaired loans with no specific allowance
Commercial	261	24,068	555	15,295
Total interest income from impaired loans	$1,768	$102,376	$2,142	$71,464

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans under ASC 310-30

The Group’s acquired loans under the FDIC-assisted acquisition of Eurobank were initially recorded at fair value, and no separate valuation allowance was recorded at the date of acquisition. The Group reviewed each loan at acquisition to determine if it should be accounted for under ASC 310-30 and, if so, determine whether each loan is to be accounted for individually or whether loans will be aggregated into pools of loans based on common risk characteristics. During the evaluation of whether a loan was considered impaired under ASC 310-30, the Group considered a number of factors, including the delinquency status of the loan, payment options and other loan features (i.e., reduced documentation, interest only, or negative amortization features), the geographic location of the borrower or collateral and the risk ratings assigned to the loans. In instances where it was determined that for some of the loans in the acquired loan pool that it is probable that all the contractual payments would be received (therefore the loans meet the first criteria of ASC 310-30-15-2 but not the second), the Group applied the discount accretion guidance as ASC 310-30, instead of the standard loan discount accretion guidance of ASC 310-20 to those loans (the loans under SOP 03-3). As documented in a letter from the AICPA Depository Institution Expert Panel to the Office of Chief Accountant of the SEC, on December 5, 2009, the SEC addressed the recognition of discount accretion for loans acquired under these circumstances. As referred to in the AICPA’s letter, when loans are acquired with at a discount attributable in part to credit (e.g., at a fair value lower than the contractual amounts due) and such loans are not within the scope of ASC 310-30, the AICPA believed that the SEC would not object to an accounting policy based on contractual cash flows or an accounting policy based on expected cash flows, meaning that an entity could either apply the accretion guidance of ASC 310-20 or that of the ASC 310-30 to such loans. Consistent with the AICPA’s views, the Group applied the guidance of ASC 310-30 to all loans acquired in the transaction including loans that do not meet the scope of ASC 310-30. Based on the criteria, the Group considered the entire portfolio acquired in the FDIC-assisted acquisition, except for credit cards, to be impaired and accounted for under ASC 310-30. Credit cards were accounted under ASC 310-20.

To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. The covered loans carrying amounts included in the balance sheet at September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012	December 31, 2011
	(In thousands)
Contractual required payments receivable	$918,289	$1,134,524
Less: Non-accretable discount	264,003	412,170
Cash expected to be collected	654,286	722,354
Less: Accretable yield	183,833	188,822
Carrying amount, gross	470,453	533,532
Less: Allowance for covered loan and lease losses	56,865	37,256
Carrying amount, net	$413,588	$496,276

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Accretable Yield Activity
Balance at beginning of period	$177,248	$115,722	$188,822	$148,556
Accretion	(22,283)	(18,222)	(64,167)	(45,507)
Transfer from non-accretable discount	28,868	70,906	59,178	65,357
Balance at end of period	$183,833	$168,406	$183,833	$168,406

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$314,404	$557,938	$412,170	$603,296
Principal losses	(21,533)	(24,930)	(88,989)	(75,837)
Transfer to accretable yield	(28,868)	(70,906)	(59,178)	(65,357)
Balance at end of period	$264,003	$462,102	$264,003	$462,102

For covered loans, as part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period. During the first quarter of 2012, the Group reviewed certain pools composed of commercial real estate, construction and development loans, which have been in non-accrual status since acquisition, whose cash flows were lower than the expectations exceeding the established thresholds. The Group reviewed the timing of the collections expected through workouts and/or the timing assessed for the particular workout loan to foreclose for the most significant loans comprising the particular pools selected for review. The credit quality assumptions for these pools were updated to reflect increases in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses. For other pools composed of performing commercial real estate loans and leases, the Group noted that the actual cash flows were better than expected. Thus, for these pools a reversal of previously recorded allowance and a re-yielding of the leasing pools were recorded. As a result of such assessment, during the first quarter of 2012, the Group recorded a net increase in the allowance for covered loans of $19.2 million which was partially offset by an increase in the FDIC shared-loss indemnification asset of $12.0 million. Also, as part of our quarterly assessment of the actual versus expected cash flows for covered loans, during the second quarter of 2012, the Group reviewed particular loan performances and expected workout developments to derive more assumptions on certain pools secured by real estate and pools of commercial and industrial loans.  Certain pools of loans secured by real estate and a pool of loans secured by farmland underperformed in their actual cash flows, and an impairment of $2.2 million was recorded during that quarter.  Such amount was partially offset by an increase in the FDIC shared-loss indemnification asset of $724 thousand.  For the quarter ended September 30, 2012, the assessment of actual versus expected cash flows resulted in a net provision of $221 thousand as certain pools of real estate backed loans and of commercial and industrial loans underperformed.  The net provision also included the reversal of a previously recorded allowance in certain commercial real estate and construction pools whose loans the Group has managed to workout with better outcomes than forecasted.

The loss share portion of the reversal of allowance during the quarter ended September 30, 2012 was proportionally higher than the allowance reversal recorded on the impaired loans. This resulted from the fact that there were some pools in which additional allowance was recognized but no adjustment was done to the FDIC shared-loss indemnification asset as these losses were not covered by a loss share agreement. This resulted in the reduction of the FDIC shared-loss indemnification asset of $1.9 million that is part of the aforementioned net provision for covered loans of $221 thousand.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The changes in the allowance for loan and lease losses on covered loans for the quarters and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at beginning of the period	$58,628	$53,036	$37,256	$49,286
Provision for (recapture of) covered loan and lease losses, net	221	(1,936)	8,845	(1,387)
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	(1,984)	(13,860)	10,764	(10,659)
Balance at end of the period	$56,865	$37,240	$56,865	$37,240

The Group’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of September 30, 2012 and December 31, 2011 are as follows:

	September 30, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$35,689	$24,025	$4,700	20%
Construction and development secured by 1-4 family residential properties	75,641	7,668	7,668	100%
Commercial and other construction	187,108	84,906	43,819	52%
Consumer	16,490	10,859	678	6%
Total investment in impaired covered loan pools	$314,928	$127,458	$56,865	45%

	December 31, 2011

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$55,901	$32,130	$1,657	5%
Construction and development secured by 1-4 family residential properties	80,821	16,976	2,042	12%
Commercial and other construction	357,596	146,924	31,665	22%
Consumer	19,619	13,778	1,892	14%
Total investment in impaired covered loan pools	$513,937	$209,808	$37,256	18%

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

At September 30, 2012, servicing assets are composed of $10.6 million ($10.2 million — December 31, 2011) related to residential mortgage loans and $80 thousand ($221 thousand — December 31, 2011) of leasing servicing assets acquired in the FDIC-assisted acquisition of Eurobank.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Fair value at beginning of period	$10,776	$9,840	$10,454	$9,695
Servicing from mortgage securitizations or asset transfers	487	615	1,407	1,828
Changes due to payments on loans	(307)	(225)	(783)	(705)
Changes in fair value due to changes in valuation model inputs or assumptions	(314)	(216)	(436)	(804)
Fair value at end of period	$10,642	$10,014	$10,642	$10,014

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Constant prepayment rate	9.43% - 15.80%	10.56% - 39.25%	9.43% - 33.05%	7.87% - 39.25%
Discount rate	10.50% - 12.50%	11.00% - 14.00%	10.50% - 13.50%	11.00% - 14.00%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents key economic assumption ranges used in measuring the leasing-related servicing asset fair value for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
Discount rate	13.27% - 15.14%	14.33% - 15.07%	13.19% - 15.52%	13.22% - 17.38%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

September 30, 2012
(In thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$10,562
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(452)
Decrease in fair value due to 20% adverse change	$(874)
Discount rate
Decrease in fair value due to 10% adverse change	$(441)
Decrease in fair value due to 20% adverse change	$(849)
Leasing servicing asset
Carrying value of leasing servicing asset	$80
Discount rate
Decrease in fair value due to 10% adverse change	$(1)
Decrease in fair value due to 20% adverse change	$(2)

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

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $920 thousand and $806 thousand for the quarters ended September 30, 2012 and 2011, respectively. These fees totaled $2.7 million and $2.3 million for the nine-month periods ended September 30, 2012 and 2011, respectively. There were no late fees and ancillary fees recorded in such periods because these fees belong to the third party with which the Group is engaged in a subservicing agreement. Servicing fees on leases amounted to $53 thousand and $150 thousand for the quarters ended September 30, 2012 and 2011, respectively. These fees totaled $200 thousand and $549 thousand for the nine-month periods ended September 30, 2012 and 2011, respectively.

NOTE 7 —  PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2012 and December 31, 2011 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	September 30,	December 31,
	(Years)	2012	2011
		(In thousands)
Land	—	$2,254	$2,254
Buildings and improvements	40	6,282	5,890
Leasehold improvements	5 — 10	18,289	18,182
Furniture and fixtures	3 — 7	9,219	9,718
Information technology and other	3 — 7	19,533	20,008
		55,577	56,052
Less: accumulated depreciation and amortization		(36,309)	(34,532)
		$19,268	$21,520

Depreciation and amortization of premises and equipment for the quarters ended September 30, 2012 and 2011 totaled $1.1 million and $1.4 million, respectively. For the nine-month periods ended September 30, 2012 and 2011, these expenses amounted to $3.4 million and $4.1 million, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 —  DERIVATIVE ACTIVITIES

During the nine-month period ended September 30, 2012, losses of $1.4 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These were mainly related to the amortization of premiums paid on options purchased in July 2012 to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $200.0 million. The amortization recorded during the quarter ended September 30, 2012, amounted to $1.5 million. During the nine-month period ended September 30, 2011, losses of $8.4 million were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized losses of $2.2 million from terminations of options to enter into interest rate swaps with a notional amount of $250 million.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$13,088	$9,317
Options on interest rate swaps	5,407	-
	$18,495	$9,317

Derivative liabilities:
Forward settlement swaps and interest rate swaps	$58,269	$47,425

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Forward-Settlement Swaps and Interest Rate Swaps

The Group enters into forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. These forward-settlement swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and are properly documented as such, and therefore, qualify for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these forward-settlement swaps to earnings in the next twelve months.

The following table shows a summary of these swaps and their terms at September 30, 2012:

	Notional	Fixed	Trade	Settlement	Maturity
Type	Amount	Rate	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$100,000	1.9275%	03/18/11	12/28/11	01/28/15
	100,000	2.0000%	03/18/11	12/28/11	03/28/15
	100,000	2.1100%	03/18/11	12/28/11	06/28/15
	25,000	2.4365%	05/05/11	05/04/12	05/04/16
	125,000	1.6550%	03/18/11	05/09/12	02/09/14
	125,000	1.7700%	03/18/11	05/09/12	05/09/14
	100,000	1.8975%	03/18/11	05/09/12	08/09/14
	25,000	2.6200%	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	05/05/11	08/10/12	08/10/16
	100,000	2.2225%	05/05/11	08/14/12	05/14/15
	100,000	2.6750%	05/05/11	08/16/12	08/16/16
	$975,000
Forward-Settlement Swaps	$150,000	2.7795%	05/05/11	12/06/12	06/06/16
	$1,125,000

An unrealized loss of $58.3 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2012, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

     Swap Options

In July 2012, the Group purchased options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $200 million. At September 30, 2012, the purchased options used to manage the exposure on the interest rate swaps represented an asset of $5.4 million in the consolidated statements of financial position. The following table shows a summary of these swap options and their terms at September 30, 2012:

Notional	Fixed	Trade	Option	Swap	Swap
Amount	Rate	Date	Maturity Date	Start Date	Maturity Date
(In thousands)
$100,000	2.2350%	07/06/12	07/07/14	07/09/14	07/09/24
100,000	1.8400%	07/06/12	01/07/13	01/09/13	01/09/23
$200,000

Options Tied to Standard & Poor’s 500 Stock Market Index

The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index.  The Group uses option agreements with major broker-dealer companies to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At September 30, 2012 and December 31, 2011, the purchased options used to manage the exposure to the S&P 500 Index on stock indexed deposits represented an asset of $13.1 million (notional amount of $72.2 million) and $9.3 million (notional amount of $130.0 million), respectively; the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $12.6 million (notional amount of $67.6 million) and $9.4 million (notional amount of $125.8 million), respectively.

NOTE 9 —  ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2012 and December 31, 2011 consists of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Non-covered loans	$5,588	$5,519
Investments	9,347	14,663
	$14,935	$20,182

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other assets at September 30, 2012 and December 31, 2011 consist of the following:

	September 30,	December 31,
	2012	2011
	(In thousands)
Prepaid FDIC insurance	$7,705	$11,599
Other prepaid expenses	11,047	6,498
Servicing advances	9,041	13,990
Goodwill	2,701	2,701
Mortgage tax credits	1,303	1,303
Core deposit intangible	1,079	1,185
Investment in Statutory Trust	1,086	1,086
Debt issuance costs	822	1,067
Other repossessed assets (covered by FDIC shared-loss agreements)	396	708
Accounts receivable and other assets	13,905	14,346
	$49,085	$54,483

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2011 and 2012 amounted to $7.7 million and $11.6 million at September 30, 2012 and December 31, 2011, respectively.

Other prepaid expenses amounting to $11.0 million and $6.5 million at September 30, 2012 and December 31, 2011, respectively, include prepaid municipal, property and income taxes aggregating to $7.8 million and $3.2 million, respectively.

Servicing advances amounting to $9.0 million and $14.0 million at September 30, 2012 and December 31, 2011, respectively, represent the advances made to Bayview Loan Servicing, LLC in order to service some of the loans acquired in the FDIC-assisted acquisition of Eurobank.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. Under an agreement reached during the quarter ended September 30, 2011 with the Puerto Rico Treasury Department, the Group was allowed to use half of these credits to reduce taxable income in taxable year 2011, and the remaining half of the credits in taxable year 2012. At September 30, 2012 and December 31, 2011, tax credits for the Group amounted $1.3 million for both periods.

As part of the FDIC-assisted acquisition of Eurobank, the Group registered a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2012 and December 31, 2011, the core deposit intangible amounted to $1.1 million and $1.2 million, respectively. Also, as part of this transaction, the Group recorded a goodwill amounting to $695 thousand.

Other repossessed assets amounting to $396 thousand and $708 thousand at September 30, 2012 and December 31, 2011, respectively, represent covered assets under the FDIC shared-loss agreements and are related to the leasing portfolio acquired in the FDIC-assisted acquisition of Eurobank.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 —  DEPOSITS AND RELATED INTEREST

Total deposits as of September 30, 2012 and December 31, 2011 consist of the following:

	September 30, 2012	December 31, 2011
	(In thousands)
Non-interest bearing demand deposits	$197,664	$192,256
Interest-bearing savings and demand deposits	1,101,698	1,081,447
Individual retirement accounts	369,680	361,411
Retail certificates of deposit	330,395	375,891
Total retail deposits	1,999,437	2,011,005
Institutional deposits	73,657	168,301
Brokered deposits	141,273	255,879
	$2,214,367	$2,435,185

At September 30, 2012 and December 31, 2011, the weighted average interest rate of the Group’s deposits was 1.32%, and 1.87%, respectively, inclusive of non-interest bearing deposits of $197.7 million and $192.3 million, respectively. Interest expense for the quarters and nine-month periods ended September 30, 2012 and 2011 is set forth below:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Demand and savings deposits	$2,547	$4,058	$8,571	$12,683
Certificates of deposit	4,761	7,434	15,947	22,638
	$7,308	$11,492	$24,518	$35,321

At September 30, 2012 and December 31, 2011, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund, which amounted to $87.2 million and $64.9 million, respectively, with a weighted average rate of 0.77% and 0.82%, and were collateralized with investment securities with a fair value of $72.3 million and $62.7 million, respectively.

At September 30, 2012 and December 31, 2011, time deposits in denominations of $100 thousand or higher, excluding unamortized discounts, amounted to $335.1 million and $456.1 million, including public fund time deposits from various Puerto Rico government agencies of $195 thousand and $65.2 million, respectively, at a weighted average rate of 0.5% in both periods.

At September 30, 2012 and December 31, 2011, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $8.5 million and $71.9 million, respectively, and with commercial loans amounting to $2.3 million at September 30, 2012. There were no commercial loans pledged as collateral for public fund deposits at December 31, 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $12.6 million, which are used by the Group to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $2.3 million and unamortized deposit discounts in the amount of $3.2 million, the scheduled maturities of certificates of deposit at September 30, 2012 are as follows:

September 30, 2012
(In thousands)
Within one year:
Three (3) months or less	$167,688
Over 3 months through 1 year	372,340
540,028
Over 1 through 2 years	199,339
Over 2 through 3 years	74,822
Over 3 through 4 years	76,814
Over 4 through 5 years	12,062
$903,065

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $224 thousand and $456 thousand as of September 30, 2012 and December 31, 2011, respectively.

NOTE 11 —  BORROWINGS

Securities Sold under Agreements to Repurchase

At September 30, 2012, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

At September 30, 2012 and December 31, 2011, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.4 million and $6.2 million, respectively, were as follows:

	September 30,		December 31,
	2012		2011
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Credit Suisse Securities (USA) LLC	$1,250,000	$1,299,180	$1,250,000	$1,337,394
UBS Financial Services Inc.	500,000	621,614	500,000	620,888
Deutsche Bank	225,000	243,803	100,000	109,177
JP Morgan Chase Bank NA	200,000	215,069	300,000	357,400
Citigroup Global Markets Inc.	150,000	156,833	900,000	974,286
Goldman Sachs & Co.	125,000	133,555	-	-
Barclays Bank	100,000	109,055	-	-
Wells Fargo	100,000	105,949	-	-
Total	$2,650,000	$2,885,058	$3,050,000	$3,399,145

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The original terms of the Group’s remaining structured repurchase agreements is ten years. For the repurchase agreements maturing in 2017 and amounting to $1.750 billion as of September 30, 2012, the counterparties have the right to exercise put options on such structured repurchase agreements at par on a quarterly basis before their contractual maturities from one to three years after the agreements’ settlement dates. The Group’s $500 million repurchase agreement maturing on March 2, 2017 also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party.  In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement. During the quarter ended September 30, 2012, the Group opted to terminate prior to maturity two repurchase agreements amounting to $400 million. The early termination fee paid by the Group amounted to $24.2 million and is presented in the statement of operations as a net loss on the early extinguishment of repurchase agreements for the quarter and nine-month period ended September 30, 2012.

The following table shows a summary of the Group’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.4 million, at September 30, 2012:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2012
	$100,000	0.53%	9/10/2012	10/9/2012	N/A
	125,000	0.39%	9/10/2012	10/9/2012	N/A
	125,000	0.39%	9/10/2012	10/9/2012	N/A
	100,000	0.41%	9/14/2012	10/15/2012	N/A
	150,000	4.31%	3/6/2007	12/6/2012	N/A
	600,000
2015
	100,000	0.51%	12/28/2011	3/30/2015	N/A
	100,000	0.62%	12/29/2011	1/28/2015	N/A
	100,000	0.56%	12/28/2011	6/28/2015	N/A
	300,000
2017
	500,000	4.67%	3/2/2007	3/2/2017	12/3/2012
	250,000	0.25%	3/2/2007	3/2/2017	12/3/2012
	100,000	0.00%	6/6/2007	3/6/2017	12/6/2012
	900,000	0.00%	3/6/2007	6/6/2017	12/6/2012
	1,750,000
	$2,650,000	1.28%

All of the structured repurchase agreements referred to above with maturity dates up to the date of this report were renewed as one-month short-term repurchase agreements.

Repurchase agreements include $1.25 billion, which reset at each put date at a formula which is based on the three-month LIBOR rate less fifteen times the difference between the ten-year SWAP rate and the two-year SWAP rate, with a minimum of 0.00% on $1.0 billion and 0.25% on $250 million, and a maximum of 10.6%. These repurchase agreements bear the respective minimum rates of 0.00% and 0.25% to at least their next put dates scheduled for December 2012.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2012, these advances were secured by mortgage and commercial loans amounting to $515.7 million and $54.6 million, respectively. Also, at September 30, 2012, the Group had an additional borrowing capacity with the FHLB of $155.6 million. At September 30, 2012 and December 31 2011, the weighted average remaining maturity of FHLB’s advances was 5.0 months and 11.2 months, respectively. The original terms of these advances range between five and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the advances from nine months to one year after the advances’ settlement dates. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $382 thousand, at September 30, 2012:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2012
	$25,000	0.43%	8/30/2012	10/1/2012	N/A
	25,000	0.41%	9/4/2012	10/4/2012	N/A
	25,000	0.37%	9/24/2012	10/24/2012	N/A
	50,000	0.41%	9/10/2012	10/10/2012	N/A
	100,000	0.40%	9/17/2012	10/16/2012	N/A
	225,000
2014
	25,000	4.20%	5/8/2007	5/8/2014	11/8/2012
	30,000	4.22%	5/11/2007	5/11/2014	11/12/2012
	55,000
2017
	5,013	1.24%	4/3/2012	4/3/2017	N/A
	5,013
	$285,013	1.15%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

FDIC-Guaranteed Term Notes —  Temporary Liquidity Guarantee Program

On March 16, 2012, the Group’s banking subsidiary repaid at maturity the $105 million in senior unsecured notes that it issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2012 and December 31, 2011.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of floating rate junior subordinated deferrable interest debenture (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.34% at September 30, 2012; 3.30% at December 31, 2011), is payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date December 2012). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital note. The subordinated deferrable interest debenture issued by the Group are accounted for as a liability denominated as subordinated capital note on the unaudited consolidated statements of financial condition.

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

NOTE 12 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of September 30, 2012 and December 31, 2011, these loans balances amounted to $5.0 million and $3.8 million, respectively. The activity and balance of these loans for the quarters and nine-month periods ended September 30, 2012 and 2011 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Balance at the beginning of period	$5,058	$3,213	$3,772	$3,452
New loans	-	582	1,396	582
Repayments	(17)	15	(93)	(37)
Credits of persons no longer considered related parties	(23)	-	(57)	(187)
Balance at the end of period	$5,018	$3,810	$5,018	$3,810

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 —  INCOME TAXES

At September 30, 2012 and December 31, 2011, the Group’s net deferred tax asset amounted to $35.9 million and $32.0 million, respectively. Income tax expense for the quarters ended September 30, 2012 and 2011 totaled of $1.9 million and $580 thousand, respectively. Income tax expense for the nine-month periods ended September 30, 2012 and 2011 totaled $4.9 million and $5.7 million, respectively.

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new Puerto Rico legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarter and nine-month period ended September 30, 2012, the income tax provision included $1.1 million and $1.8 million, respectively, related to this residual tax effect from OIB.

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at September 30, 2012 was $1.5 million (December 31, 2011 - $1.4 million). The Group had accrued $768 thousand at September 30, 2012 (December 31, 2011 - $342 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

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

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2012 and December 31, 2011, the Group and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2012 and December 31, 2011, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s and the Bank’s actual capital amounts and ratios as of September 30, 2012 and December 31, 2011 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of September 30, 2012
Total capital to risk-weighted assets	$711,987	37.63%	$151,362	8.00%
Tier 1 capital to risk-weighted assets	$687,436	36.33%	$75,681	4.00%
Tier 1 capital to total assets	$687,436	10.91%	$252,145	4.00%
As of December 31, 2011
Total capital to risk-weighted assets	$688,188	33.12%	$167,929	8.00%
Tier 1 capital to risk-weighted assets	$661,614	31.84%	$83,964	4.00%
Tier 1 capital to total assets	$661,614	9.65%	$274,230	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2012
Total capital to risk-weighted assets	$685,032	36.77%	$149,049	8.00%	$186,311	10.00%
Tier 1 capital to risk-weighted assets	$660,838	35.47%	$74,525	4.00%	$111,787	6.00%
Tier 1 capital to total assets	$660,838	10.66%	$247,862	4.00%	$309,827	5.00%
As of December 31, 2011
Total capital to risk-weighted assets	$643,065	31.07%	$165,573	8.00%	$206,967	10.00%
Tier 1 capital to risk-weighted assets	$616,590	29.79%	$82,787	4.00%	$124,180	6.00%
Tier 1 capital to total assets	$616,590	9.06%	$272,177	4.00%	$340,221	5.00%

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

The activity in outstanding options for the nine-month periods ended September 30, 2012 and 2011 is set forth below:

	Nine-Month Period Ended September 30,
	2012		2011
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Options	Price	Options	Price
Beginning of period	786,704	$15.02	765,989	$15.25
Options granted	204,543	11.83	85,000	11.90
Options exercised	(32,954)	11.98	(550)	9.19
Options forfeited	(23,500)	11.93	(33,142)	14.82
End of period	934,793	$14.51	817,297	$14.89

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at September 30, 2012:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	12,432	$8.28	6.6	5,885	$8.28
8.46 to 11.27	1,000	10.29	4.9	750	10.29
11.28 to 14.09	691,876	12.06	7.3	196,933	12.39
14.10 to 16.90	62,035	15.60	1.9	62,035	15.60
19.72 to 22.54	25,050	20.68	2.4	22,925	20.57
22.55 to 25.35	83,350	23.99	1.5	83,350	23.99
25.36 to 28.17	59,050	27.46	2.1	59,050	27.46
	934,793	$14.51	6.0	430,928	$17.53
Aggregate Intrinsic Value	$28,078			$13,355

The average fair value of each option granted during the nine-month period ended September 30, 2012 was $5.41. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended September 30,
	2012	2011
Weighted average assumptions:
Dividend yield	1.80%	1.63%
Expected volatility	51.13%	59.04%
Risk-free interest rate	1.70%	3.11%
Expected life (in years)	8.0	8.0

The following table summarizes the restricted units’ activity under the Omnibus Plan for the nine-month periods ended September 30, 2012 and 2011:

	Nine-Month Period Ended September 30,
	2012		2011
		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value
Beginning of period	205,149	$11.27	243,525	$13.43
Restricted units granted	57,350	11.85	39,500	11.88
Restricted units lapsed	(46,210)	8.29	(51,116)	20.44
Restricted units forfeited	(2,789)	11.71	(14,620)	12.21
End of period	213,500	$12.06	217,289	$11.67

     Preferred Stock

In connection with the BBVAPR Acquisition, as discussed in Note 1, on July 3, 2012, the Group completed its sale to various institutional purchasers of $84 million of its Convertible Preferred Stock, with a conversion price, subject to certain conditions, of $11.77 per share of common stock, through a private placement, pursuant to a Subscription Agreement dated June 28, 2012, between the Group and each of the purchasers.

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance.  During the quarter ended September 30, 2012, $4.9 million of preferred stock issue costs were charged against additional paid-in capital.  As of September 30, 2012, accumulated issuance costs charged against additional paid in capital amounted to $7.6 million and $9.2 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2012 and December 31, 2011, legal surplus amounted to $54.4 million and $50.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Common Share

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2012 and 2011 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
Net income	$17,761	$16,788	$43,371	$46,336
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A and B)	(1,201)	(1,201)	(3,602)	(3,602)
Convertible Preferred Stock (Series C)	(1,838)	-	(1,838)	-
Income available to common shareholders	$14,722	$15,587	$37,931	$42,734
Effect of assumed conversion of the Convertible
Preferred Stock	1,838	-	1,838	-
Income available to common shareholders
assuming conversion	$16,560	$15,587	$39,769	$42,734

Weighted average common shares and share equivalents:
Average common shares outstanding	40,738	44,015	40,828	45,050
Effect of dilutive securities:
Average potential common shares-options	102	90	109	91
Average potential common shares-assuming
conversion of Convertible Preferred Stock	7,138	-	2,379	-
Total weighted average common shares
outstanding and equivalents	47,978	44,105	43,316	45,141
Earnings per common share - basic	$0.36	$0.35	$0.93	$0.95
Earnings per common share - diluted	$0.35	$0.35	$0.92	$0.95

In computing diluted earnings per common share, the 84,000 shares of Convertible Preferred Stock, which remained outstanding at September 30, 2012, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter ended September 30, 2012 on the Convertible Preferred Stock were added back as income available to common shareholders.

For the quarters ended September 30, 2012 and 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 708,976 and 572,284, respectively. For the nine-month periods ended September 30, 2012 and 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 707,976 and 558,193, respectively.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share.  During 2011, the Group purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share. During the nine-month period ended September 30, 2012, the Group purchased approximately 603,000 additional shares under this program for a total of $7.0 million, at an average price of $11.61 per share.

The activity in connection with common shares held in treasury by the Group for the nine-month periods ended September 30, 2012 and 2011 is set forth below:

	Nine-Month Period Ended September 30,
	2012		2011
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	6,564,124	$74,808	1,459,067	$16,732
Common shares used upon lapsing of restricted stock units	(46,210)	(483)	(51,116)	(561)
Common shares repurchased as part of the stock repurchase program	603,000	7,022	2,406,303	29,242
Common shares used to match defined contribution plan, net	(25,249)	(47)	(20,761)	(37)
End of period	7,095,665	$81,300	3,793,493	$45,376

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of September 30, 2012 and December 31, 2011 consisted of:

	September 30,	December 31,
	2012	2011
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$64,921	$86,404
Income tax effect of unrealized gain on securities available-for-sale	(4,823)	(7,160)
Unrealized loss on cash flow hedges	(58,269)	(47,425)
Income tax effect of unrealized loss on cash flow hedges	7,234	5,312
	$9,063	$37,131

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new Puerto Rico legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the nine-month period ended September 30, 2012, $1.8 million related to this residual tax effect from OIB were reclassified from accumulated other comprehensive income into income tax provision.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 —  COMMITMENTS

Loan Commitments

At September 30, 2012 and December 31, 2011, there were $135.4 million and $106.1 million, respectively, in loan commitments, which represent unused lines of credit and letters of credit provided to customers. These lines of credit had a reserve of $603 thousand and $518 thousand at September 30, 2012 and December 31, 2011, respectively. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon the extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $14.1 million and $31.1 million at September 30, 2012 and December 31, 2011, respectively.

At September 30, 2012 and December 31, 2011, commitments to sell or securitize mortgage loans amounted to approximately $39.3 million and $66.1 million, respectively.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended September 30, 2012 and 2011 amounted to $1.6 million and 1.5 million, respectively. Rent expense for the nine-month periods ended September 30, 2012 and 2011 amounted to $4.9 million and $3.0 million, respectively. Both are included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at September 30, 2012, exclusive of taxes, insurance, and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2012	$1,142
2013	4,572
2014	4,569
2015	4,323
2016	3,741
Thereafter	17,341
$35,688

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative instruments

The fair value of the forward-starting interest rate swaps and options on interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or the Group.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	September 30, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,254,531	$39,019	$2,293,550
Securities purchased under agreements to resell	-	270,000	-	270,000
Money market investments	4,017	-	-	4,017
Derivative assets	-	5,407	13,088	18,495
Servicing assets	-	-	10,642	10,642
Derivative liabilities	-	(58,269)	(12,569)	(70,838)
	$4,017	$2,471,669	$50,180	$2,525,866
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$35,917	$35,917
Foreclosed real estate	-	-	39,400	39,400
	$-	$-	$75,317	$75,317

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,912,600	$47,312	$2,959,912
Money market investments	3,863	-	-	3,863
Derivative assets	-	-	9,317	9,317
Servicing assets	-	-	10,454	10,454
Derivative liabilities	-	(47,425)	(9,362)	(56,787)
	$3,863	$2,865,175	$57,721	$2,926,759
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,364	$46,364
Foreclosed real estate	-	-	27,679	27,679
	$-	$-	$74,043	$74,043

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$-	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527
Gains (losses) included in earnings	-	-	-	1,721	-	(1,707)	14
Changes in fair value of investment securities available for sale included in other comprehensive income	-	1,705	1	-	-	-	1,706
New instruments acquired	-	-	-	-	487	-	487
Principal repayments	-	-	-	-	(307)	-	(307)
Amortization	-	17	-	-	-	50	67
Changes in fair value of servicing assets	-	-	-	-	(314)	-	(314)
Balance at end of period	$-	$29,002	$10,017	$13,088	$10,642	$(12,569)	$50,180

	Quarter Ended September 30, 2011
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$17,484	$28,229	$10,068	$11,925	$9,840	$(12,877)	$64,669
Gains (losses) included in earnings	-	-	-	(5,272)	-	4,459	(813)
Changes in fair value of investment securities available for sale included in other comprehensive income	(1,951)	(2,965)	10	-	-	-	(4,906)
New instruments acquired	-	-	-	54	615	1,183	1,852
Amortization	-	179	(1)	-	(225)	-	(47)
Changes in fair value of servicing assets	-	-	-	-	(216)	-	(216)
Balance at end of period	$15,533	$25,443	$10,077	$6,707	$10,014	$(7,235)	$60,539

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	-	-	3,771	-	(3,742)	29
Changes in fair value of investment securities available for sale included in other comprehensive income	-	2,193	(6)	-	-	-	2,187
New instruments acquired	-	-	-	-	1,407	-	1,407
Principal repayments	-	-	-	-	(783)	-	(783)
Amortization	-	51	(1)	-	-	535	585
Sales of instruments	(10,530)	-	-	-	-	-	(10,530)
Changes in fair value of servicing assets	-	-	-	-	(436)	-	(436)
Balance at end of period	$-	$29,002	$10,017	$13,088	$10,642	$(12,569)	$50,180

	Nine-Month Period Ended September 30, 2011
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$-	$9,870	$9,695	$(12,830)	$48,428
Gains (losses) included in earnings	-	-	-	(3,587)	-	3,175	(412)
Changes in fair value of investment securities available for sale included in other comprehensive income	(610)	(287)	75	-	-	-	(822)
New instruments acquired	-	-	10,005	424	1,828	482	12,739
Principal repayments	-	-	-	-	(705)	-	(705)
Amortization	-	180	(3)	-	-	1,938	2,115
Changes in fair value of servicing assets	-	-	-	-	(804)	-	(804)
Balance at end of period	$15,533	$25,443	$10,077	$6,707	$10,014	$(7,235)	$60,539

There were purchases and sales of assets and liabilities measured at fair value on a recurring basis.  There were no transfers into and out of Level 1 and Level 2 fair value measurements during the quarters and nine-month periods ended September 30, 2012 and 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2012:

	September 30, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
CLOs	$29,002	Discounted cash flow	Prepayment rate	0% static
			Probability of default	0% - 25%
			Loss severity	100%
Other debt securities	$10,017	Market comparable bonds	Indicative pricing	101.9% - 107.2%
			Option adjusted spread	132.1% - 225.9%
			Yield to maturity	1.6% - 2.6%
			Spread to maturity	131.7% - 225.6%
Derivative asset (S&P Purchased Options)	$13,088	Option pricing model	Implied option volatility	11.9% - 35.7%
			Counterparty credit risk (based on 5-year CDS spread)	122.1% - 232.7%
Servicing assets	$10,642	Cash flow valuation	Constant prepayment rate	9.43% - 33.05%
			Discount rate	10.50% - 13.50%
Derivative liability (S&P Embedded Options)	$(12,569)	Option pricing model	Implied option volatility	11.9% - 35.7%
			Counterparty credit risk (based on 5-year CDS spread)	122.1% - 232.7%

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

The table below presents a detail of investment securities available-for-sale classified as Level 3 at September 30, 2012:

	September 30, 2012
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$10,000	$17	$10,017	3.50%	N/A
Structured credit investments
CLO	15,000	(3,174)	11,826	2.59%	7.54%
CLO	11,980	(2,418)	9,562	2.01%	26.18%
CLO	9,444	(1,830)	7,614	1.46%	20.64%
	36,424	(7,422)	29,002	2.12%
Total	$46,424	$(7,405)	$39,019	2.42%

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Group’s financial instruments at September 30, 2012 and December 31, 2011 is as follows:

	September 30,		December 31,
	2012		2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$515,495	$515,495	$591,487	$591,487
Level 2
Financial Assets:
Securities purchased under agreements to resell	270,000	270,000	-	-
Trading securities	1,514	1,514	180	180
Investment securities available-for-sale	2,254,531	2,254,531	2,912,600	2,912,600
Investment securities held-to-maturity	874,921	835,084	904,556	884,026
Federal Home Loan Bank (FHLB) stock	22,865	22,865	23,779	23,779
Derivative assets	5,407	5,407	-	-
Financial Liabilities:
Derivative liabilities	58,269	58,269	47,425	47,425
Level 3
Financial Assets:
Investment securities available-for-sale	39,019	39,019	47,312	47,312
Total loans (including loans held-for-sale)
Non-covered loans, net	1,199,806	1,182,730	1,211,539	1,169,917
Covered loans, net	512,344	413,588	584,110	496,276
Derivative assets	13,088	13,088	9,317	9,317
FDIC shared-loss indemnification asset	216,394	328,573	312,957	392,367
Accrued interest receivable	14,935	14,935	20,182	20,182
Servicing assets	10,642	10,642	10,454	10,454
Financial Liabilities:
Deposits	2,323,831	2,214,367	2,567,352	2,435,185
Securities sold under agreements to repurchase	2,702,122	2,652,366	3,092,122	3,056,238
Advances from FHLB	287,616	285,395	285,663	281,753
FDIC-guaranteed term notes	-	-	105,752	105,834
Subordinated capital notes	36,464	36,083	36,235	36,083
Accrued expenses and other liabilities	33,038	33,038	35,602	35,602

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2012 and December 31, 2011:

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and CPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30, 2012
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$40,247	$-	$25,439	$65,686	$-	$65,686
Interest expense	(5,328)	-	(20,155)	(25,483)	-	(25,483)
Net interest income	34,919	-	5,284	40,203	-	40,203
Provision for non-covered loan and lease losses	(3,600)	-	-	(3,600)	-	(3,600)
Provision for covered loan and lease losses, net	(221)	-	-	(221)	-	(221)
Non-interest income (loss)	(3,130)	6,072	10,710	13,652	-	13,652
Non-interest expenses	(22,980)	(2,540)	(4,859)	(30,379)	-	(30,379)
Intersegment revenues	343	-	-	343	(343)	-
Intersegment expenses	-	(265)	(78)	(343)	343	-
Income before income taxes	$5,331	$3,267	$11,057	$19,655	$-	$19,655
Total assets	$3,157,147	$16,370	$3,590,836	$6,764,353	$(713,148)	$6,051,205

	Quarter Ended September 30, 2011
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$35,383	$-	$36,153	$71,536	$-	$71,536
Interest expense	(8,247)	-	(30,819)	(39,066)	-	(39,066)
Net interest income	27,136	-	5,334	32,470	-	32,470
Provision for non-covered loan and lease losses	(3,800)	-	-	(3,800)	-	(3,800)
Recapture of covered loan and lease losses, net	1,936	-	-	1,936	-	1,936
Non-interest income	3,065	5,503	8,397	16,965	-	16,965
Non-interest expenses	(22,899)	(4,167)	(3,137)	(30,203)	-	(30,203)
Intersegment revenues	319	-	-	319	(319)	-
Intersegment expenses	-	(202)	(117)	(319)	319	-
Income (loss) before income taxes	$5,757	$1,134	$10,477	$17,368	$-	$17,368
Total assets	$3,236,344	$14,361	$4,464,861	$7,715,566	$(692,278)	$7,023,288

ORIENTAL FINANCIAL GROUP INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2012
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$117,475	$-	$78,918	$196,393	$-	$196,393
Interest expense	(17,625)	-	(66,626)	(84,251)	-	(84,251)
Net interest income	99,850	-	12,292	112,142	-	112,142
Provision for non-covered loan and lease losses	(10,400)	-	-	(10,400)	-	(10,400)
Provision for covered loan and lease losses, net	(8,845)	-	-	(8,845)	-	(8,845)
Non-interest income (loss)	(3,707)	17,803	29,272	43,368	-	43,368
Non-interest expenses	(69,095)	(13,050)	(5,861)	(88,006)	-	(88,006)
Intersegment revenues	1,187	-	-	1,187	(1,187)	-
Intersegment expenses	-	(870)	(317)	(1,187)	1,187	-
Income before income taxes	$8,990	$3,883	$35,386	$48,259	$-	$48,259

	Nine-Month Period Ended September 30, 2011
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$96,602	$-	$135,170	$231,772	$-	$231,772
Interest expense	(25,898)	-	(93,316)	(119,214)	-	(119,214)
Net interest income	70,704	-	41,854	112,558	-	112,558
Provision for non-covered loan and lease losses	(11,400)	-	-	(11,400)	-	(11,400)
Recapture of covered loan and lease losses, net	1,387	-	-	1,387	-	1,387
Non-interest income	15,719	14,879	10,102	40,700	-	40,700
Non-interest expenses	(70,873)	(12,362)	(8,013)	(91,248)	-	(91,248)
Intersegment revenues	1,042	-	-	1,042	(1,042)	-
Intersegment expenses	-	(708)	(334)	(1,042)	1,042	-
Income before income taxes	$6,579	$1,809	$43,609	$51,997	$-	$51,997

NOTE 19 – SUBSEQUENT EVENTS

On October 31, 2012 the Group sold 4,829,267 shares of its common stock at a public offering price of $11.10 and a purchase price of $10.66 per share in a registered public offering.

On November 5, 2012 the Group sold 960,000 shares of its 7.125% Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”) at a public offering price of $25 and a purchase price of $24 per share in a registered public offering.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2012	2011	%	2012	2011	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$65,686	$71,536	-8.2%	$196,393	$231,772	-15.3%
Interest expense	25,483	39,066	-34.8%	84,251	119,214	-29.3%
Net interest income	40,203	32,470	23.8%	112,142	112,558	-0.4%
Provision for non-covered loan and lease losses	3,600	3,800	-5.3%	10,400	11,400	-8.8%
Provision for (recapture of) covered loan and lease losses, net	221	(1,936)	111.4%	8,845	(1,387)	737.7%
Total provision for loan and lease losses, net	3,821	1,864	105.0%	19,245	10,013	92.2%
Net interest income after provision for loan and lease losses	36,382	30,606	18.9%	92,897	102,545	-9.4%
Non-interest income	13,652	16,965	-19.5%	43,368	40,700	6.6%
Non-interest expenses	30,379	30,203	0.6%	88,006	91,248	-3.6%
Income before taxes	19,655	17,368	13.2%	48,259	51,997	-7.2%
Income tax expense	1,894	580	226.6%	4,888	5,661	-13.7%
Net Income	17,761	16,788	5.8%	43,371	46,336	-6.4%
Less: dividends on preferred stock	(3,039)	(1,201)	153.0%	(5,440)	(3,602)	51.0%
Income available to common shareholders	$14,722	$15,587	-5.5%	$37,931	$42,734	-11.2%
PER SHARE DATA:
Basic	$0.36	$0.35	2.1%	$0.93	$0.95	-2.1%
Diluted	$0.35	$0.35	-2.3%	$0.92	$0.95	-3.0%
Average common shares outstanding	40,738	44,015	-7.4%	40,828	45,050	-9.4%
Average common shares outstanding and equivalents	47,978	44,105	8.8%	43,316	45,141	-4.0%
Book value per common share	$15.40	$15.05	2.3%	$15.40	$15.05	2.3%
Tangible book value per common share	$15.30	$14.96	2.3%	$15.30	$14.96	2.3%
Market price at end of period	$10.52	$9.67	8.8%	$10.52	$9.67	8.8%
Cash dividends declared per common share	$0.06	$0.05	20.0%	$0.18	$0.15	20.0%
Cash dividends declared on common shares	$2,445	$2,202	11.0%	$7,331	$6,677	9.8%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.11%	0.95%	16.7%	0.89%	0.86%	4.0%
Return on average common equity (ROE)	9.27%	9.41%	-1.5%	8.01%	8.65%	-7.3%
Equity-to-assets ratio	12.75%	10.36%	23.0%	12.75%	10.36%	23.0%
Efficiency ratio	59.04%	69.30%	-14.8%	60.13%	63.49%	-5.3%
Expense ratio	1.32%	1.19%	10.6%	1.22%	1.23%	-0.9%
Interest rate spread	2.69%	1.97%	36.7%	2.48%	2.27%	9.3%
Interest rate margin	2.77%	2.03%	36.4%	2.55%	2.31%	10.4%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2012	2011	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$3,153,082	$3,867,970	-18.5%
Loans and leases not covered under shared-loss agreements with the FDIC, net	1,182,730	1,169,917	1.1%
Loans and leases covered under shared-loss agreements with the FDIC, net	413,588	496,276	-16.7%
Total investments and loans	$4,749,400	$5,534,163	-14.2%
Deposits and borrowings
Deposits	$2,214,367	$2,435,185	-9.1%
Securities sold under agreements to repurchase	2,652,366	3,056,238	-13.2%
Other borrowings	321,478	423,670	-24.1%
Total deposits and borrowings	$5,188,211	$5,915,093	-12.3%
Stockholders’ equity
Preferred stock	$152,000	$68,000	123.5%
Common stock	47,842	47,809	0.1%
Additional paid-in capital	495,155	499,096	-0.8%
Legal surplus	54,407	50,178	8.4%
Retained earnings	94,520	68,149	38.7%
Treasury stock, at cost	(81,300)	(74,808)	-8.7%
Accumulated other comprehensive income	9,063	37,131	-75.6%
Total stockholders' equity	$771,687	$695,555	10.9%
Capital ratios
Leverage capital	10.91%	9.65%	13.0%
Tier 1 risk-based capital	36.33%	31.84%	14.1%
Total risk-based capital	37.63%	33.12%	13.6%
Tier 1 common equity to risk-weighted assets	31.03%	27.01%	14.9%
Financial assets managed
Trust assets managed	$2,449,718	$2,216,088	10.5%
Broker-dealer assets gathered	2,167,379	1,926,147	12.5%
Total assets managed	$4,617,097	$4,142,235	11.5%

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

By acquiring the BBVAPR Companies, we will accelerate our longstanding goal of creating a more stable balance sheet, with a larger and more diversified loan portfolio, a greater retail deposit funding base, and a smaller investment securities portfolio, improving earnings stability. Furthermore, in connection with the BBVAPR Acquisition, we plan to complete the sale of approximately $1.6 billion of our and BBVAPR Bank’s investment securities and use the proceeds from such sales as well as approximately $200 million of cash to repay approximately $1.8 billion of wholesale funding.  In addition to reducing the sensitivity of our balance sheet to interest rates, the planned deleveraging would improve our capital ratios by reducing the size of our balance sheet.

We expect that the completion of the planned deleveraging will result in a one-time charge to income before income taxes of approximately $10 million (or $7.6 million after giving effect to income taxes), in the aggregate, which includes the expected securities mark-to-market gains or losses and the expected cost on the termination of the wholesale funding agreements.  There is no expected one-time charge from the planned deleveraging of BBVAPR Bank’s securities portfolio and wholesale funding since the purchase accounting fair value adjustments will reflect the sales price of the securities and the liquidation value of the liabilities being deleveraged.  The $1.8 billion planned deleveraging is also expected to result in a reduction to pre-tax income of approximately $6.2 million in 2013 and approximately $4.0 million in 2014 (or $4.3 million and $2.8 million, respectively, after giving effect to income taxes).  Actual amounts will depend on market prices for the investment securities to be sold and the remaining term under the wholesale funding agreements at the time of the deleveraging transactions.

To finance in part the BBVAPR Acquisition, we have raised an aggregate amount of approximately $158.5 million (before expenses) in common and preferred stock through the private placement of $84 million in Convertible Preferred Stock, which closed on July 3, 2012, the underwritten public offering of approximately $51.5 million in common stock, which closed on October 31, 2012, and the underwritten public offering of approximately $23 million in Series D Preferred Stock, which closed on November 5, 2012.

We focused on two main initiatives during the quarter ended September 30, 2012, that is, continuing to grow our banking operations, and achieving the milestones necessary to successfully close the BBVAPR Acquisition before the end of the year.  Operating revenues for the quarter ended September 30, 2012 increased 8.9%, or $4.4 million, to $53.9 million when compared to the same period in 2011.  Operating revenues for the nine-month period ended 2012 increased 1.5%, or $2.3 million, to $155.5 million when compared to the same period in 2011.

The table below presents the Group’s operating revenues for the quarters and nine-month periods ended September 30, 2012 and 2011:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)
OPERATING REVENUE
Net interest income	$40,203	$32,470	$112,142	$112,558
Non-interest income, net	13,652	16,965	43,368	40,700
Total operating revenues	$53,855	$49,435	$155,510	$153,258

Interest Income

Total interest income for the quarter and nine-month period ended September 30, 2012 decreased 8.2% to $65.7 million and 15.3% to $196.4 million, respectively, as compared to the same periods in 2011. Such decrease primarily reflects a 29.6% and 41.6% decrease on interest income from investments for the quarter and nine-month period ended September 30, 2012, respectively, primarily related to lower yields and a lower balance in the investment securities portfolio as a result of the sale of $962.8 million in mortgage-backed securities. Also, there was an increase in premium amortization due to increased prepayment speeds. The yield on investments decreased from 3.08% and 3.79% for the quarter and nine-month period ended September 30, 2011, respectively, to 2.44% and 2.50% for the quarter and nine-month period ended September 30, 2012.

The decrease in interest income on investments was mitigated by an increase in interest income from covered loans from $18.2 million and $45.5 million for the quarter and nine-month period ended September 30, 2011, respectively, to $22.3 million and $64.2 million for the quarter and nine-month period ended September 30, 2012.  Also, the yield on covered loans increased from 13.73% and 10.61% for the quarter and nine-month period ended September 30, 2011, respectively, to 20.38% and 18.50% for the quarter and nine-month period ended September 30, 2012. This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The accretable yield amounted to $183.8 million at September 30, 2012 compared to $188.8 million at December 31, 2011. Interest income from non-covered loans remained level.

Interest Expense

Total interest expense for the quarter and nine-month period ended September 30, 2012 decreased 34.8% to $25.5 million and 29.3% to $84.3 million, respectively, as compared to the same periods in 2011. This reflects the lower cost of both, securities sold under agreements to repurchase (2.03% vs. 2.72%; 2.16% vs. 2.74%) and deposits (1.32% vs. 1.90%; 1.44% vs. 1.88%) for the quarter and nine-month period ended September 30, 2012, as compared to the same periods in 2011, which reflects continuing progress in the repricing of the Group’s core retail deposits and further reductions in its cost of funds.

In December 2011, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately 3.5 years at an effective fixed rate of 2.36%. To further reduce its cost of borrowings, in May 2012, the Group renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  During the quarter ended September 30, 2012, the Group initiated a plan to deleverage its balance sheet in connection with the BBVAPR Acquisition ahead of schedule by terminating repurchase agreements amounting to $400 million with an average cost of 3.25%.  In accordance with the terms of the repurchase agreements the Group had to pay cancellation fees amounting to $24.3 million.  As a result of the aforementioned transactions, total interest expense on securities sold under agreements to repurchase declined 33.9% and 30.3% during the quarter and nine-month period ended September 30, 2012, respectively, as compared to the same periods in 2011.

Net Interest Income

Net interest income for the quarter and nine-month period ended September 30, 2012 was $40.2 million and $112.1 million, respectively, an increase of 23.8% and a slight decrease of 0.4% when compared with the same periods in 2011.  The increase for the quarter ended September 30, 2012 was mostly due to the net effect of a 22.3% increase in interest income from covered loans as a result of higher yields and a 34.8% decrease in interest expense due to lower cost of funds, offset by a decrease of 29.6% on interest income from investments, related to lower yields and a lower balance in the investment securities portfolio.

Net interest margin of 2.77% and 2.55% for the quarter and nine-month period ended September 30, 2012 increased 74 and 24 basis points, respectively, when compared to the same periods in 2011.

Provision for Loan and Lease Losses

Provision for non-covered loans and lease losses for the quarter and nine-month period ended September 30, 2012 decreased $200 thousand and $1 million, respectively, when compared to the same periods in the previous year.  Provision for covered loans and lease losses for the quarter and nine-month period ended September 30, 2012 was $221 thousand and $8.8 million, respectively, reflecting the Group’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Group’s expectations for the remaining terms of the loan pools. During the first quarter of 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.  Additional net provisions of $1.5 million and $221 thousand were recorded for the quarters ended June 30, 2012 and September 30, 2012, respectively.

Non-Interest Income

During the quarter and nine-month period ended September 30, 2012, core banking and wealth management revenues increased 1.2% to $11.3 million and 9.8% to $34.2 million, respectively, as compared to the same periods in 2011, primarily reflecting a $655 thousand and $3.2 million increase in wealth management revenues to $6.0 million and $17.8 million, respectively, attributed to an increase of 11.5% in assets under management from December 31, 2011.

Net amortization of the FDIC shared-loss indemnification asset of $8.1 million and $18.5 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to a net amortization of $2.4 million and $191 thousand for the same periods in 2011, resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.  As a result of such evaluation, the Group expects a decrease in losses to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans.  This reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared-loss agreements.  This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

The quarter and nine-month period ended September 30, 2012 include a gain on the sale of investment securities of $36.4 million and $55.7 million, respectively, as the Group took advantage of market opportunities and initiated its deleverage in connection with the BBVAPR Acquisition. The purpose of the deleverage plan is to reduce the Group’s capital needs for the BBVAPR Acquisition; to enhance its returns going forward; and to have a more traditional bank balance sheet following the BBVAPR Acquisition.  As part of this plan, in the quarter ended September 30, 2012, the Group sold $532.4 million of securities with an average book yield of 3.86%.  At the same time, the Group terminated prior to maturity $400 million of repurchase agreements with an average cost of 3.33%.

Non-Interest Expense

Non-interest expense slightly increased to $30.4 million for the quarter ended September 30, 2012, and decreased to $88.0 million for the nine-month period then ended, compared to $30.2 million and $91.2 million in the same periods of the previous year.  The quarter ended September 30, 2012 included approximately $1.5 million in expenses related to the proposed BBVAPR Acquisition.

The efficiency ratio for the quarter and nine-month period ended September 30, 2012 was 59.04% and 60.13%, respectively, compared to 69.30% and 63.49% for the quarter and nine-month period ended September 30, 2011.

Income Tax Expense

Income tax expense was $1.9 million and $4.9 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to an expense of $580 thousand and $5.7 million for the same periods in 2011.

At December 31, 2011, OIB had $2.9 million in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new Puerto Rico legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarter and nine-month period ended September 30, 2012, income tax provision included $1.1 million and $1.8 million, respectively, related to this residual tax effect from OIB.

Income Available to Common Shareholders

For the quarter and nine-month period ended September 30, 2012, the Group’s income available to common shareholders amounted to $14.7 million and $37.9 million, respectively, compared to $15.6 million and $42.7 million for the same periods in 2011.  Earnings per basic common share and fully diluted common share were $0.36 and $0.35 for the quarter ended September 30, 2012, respectively, compared to income per basic and fully diluted common share of $0.35 for the quarter ended September 30, 2011.  Income per basic common share and fully diluted common share were $0.93 and $0.92, respectively, for the nine-month period ended September 30, 2012, compared to income per basic and fully diluted common share of $0.95 for the nine-month period ended September 30, 2011.  The quarter ended September 30, 2012 included $1.8 million in dividends declared on the Convertible Preferred Stock issued early in the quarter in connection with the BBVAPR Acquisition.

Interest Earning Assets

The investment portfolio amounted to $3.153 billion at September 30, 2012, a 18.5% decrease compared to $3.868 billion at December 31, 2011.  The decrease in the investment portfolio reflects a reduction of 22.51%, or $666.4 million, in the available-for-sale portfolio, due to the sale of approximately $1.090 billion in investment securities as part of the Group’s ongoing strategy of replacing securities with loans and selling mortgage-backed securities subject to high prepayment speeds, and a decrease of 5.5%, or $48.9 million, in the held-to-maturity portfolio.  The decrease is also attributed to the sale of $532.4 million of securities during the quarter ended September 30, 2012 as part of our balance sheet deleveraging in connection with the BBVAPR Acquisition.  The loan portfolio decreased 4.2% to $1.596 billion at September 30, 2012, compared to $1.666 billion at December 31, 2011.  The decrease in the loan portfolio is mostly due to an increase of $19.6 million, in the allowance for loan and lease losses on covered loans and a decrease of 11.8% in covered loans as they continue to be repaid.

Interest Bearing Liabilities

Total deposits amounted to $2.214 billion at September 30, 2012, a decrease of 9.1% compared to $2.435 billion at December 31, 2011. Core retail deposits, which exclude institutional and brokered deposits, declined $11.6 million, or 0.6%, compared to December 31, 2011, while wholesale deposits decreased  $209.2 million or 49.3% as higher cost deposits matured during the period. Non-interest bearing demand deposits, interest-bearing savings and demand deposits and individual retirement accounts increased 2.8%, 1.9% and 2.3%, respectively, while retail certificates of deposits decreased 12.1%.

Using available cash, in March 2012, the Bank repaid at maturity $105.0 million in senior unsecured notes issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) with an all-in cost of 3.75%.

During the nine-month period ended September 30, 2012, the Group renewed $350 million in repurchase agreements with an average cost of 4.26%, at a new effective rate of approximately 1.90%, as one-month short-term repurchase agreements. The repurchase agreements are being rolled over on a monthly basis on the same terms as the variable rate leg of the interest rate swaps that are designated as cash flow hedges of such repurchase agreements.  In addition during the quarter ended September 30, 2012, the Group elected to terminate repurchase agreements amounting to $400 million with an average cost of 3.25%, as part of the previously mentioned deleverage plan in connection with the BBVAPR Acquisition.  Due to the repayment of the TLGP notes and the termination of the repurchase agreements, total borrowings decreased 14.5% to $2.974 billion at September 30, 2012, compared to $3.480 billion at December 31, 2011.

Stockholders’ Equity

Stockholders’ equity at September 30, 2012 was $771.7 million, compared to $695.6 million at December 31, 2011, an increase of 10.9%. This increase is mainly due to the $84 million issuance of the Convertible Preferred Stock on July 3, 2012, partially offset by a decrease in other comprehensive income for such period.

Book value per share was $15.40 at September 30, 2012 compared to $15.28 at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At September 30, 2012, Tier 1 Leverage Capital Ratio was 10.91% (2.73 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 36.33% (9.08 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 37.63% (4.70 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter and nine-month period ended September 30, 2012 was 9.27% and 8.01%, respectively, down from 9.41% and 8.65% for the quarter and nine-month period ended September 30, 2011.  Return on average assets (“ROA”) for the quarter and nine-month period ended September 30, 2012 was 1.11% and 0.89%, respectively, up from 0.95% and 0.86% for the same periods in 2011. The increase in ROA is mainly due to the 9.6% decrease in total assets as of September 30, 2012, when compared to the balance at December 31, 2011.

Assets under Management

Assets managed by the Group’s trust division, the pension plan administration subsidiary (CPC), and Oriental Financial Services increased from $4.142 billion as of December 31, 2011 to $4.617 billion as of September 30, 2012. The trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans. At September 30, 2012, total assets managed by the Group’s trust division and CPC increased to $2.450 billion, compared to $2.216 billion at December 31, 2011, mainly related to account contributions and capital market appreciation. At September 30, 2012, total assets managed by Oriental Financial Services from its customer investment accounts increased to $2.167 billion, compared to $1.926 billion at December 31, 2011, also mainly because of account contributions and capital market appreciation.

Lending

Total loan production of $313.3 million for the nine-month period ended September 30, 2012 increased 8.5% year over year, including $106.4 million in the quarter ended September 30, 2012. Total commercial loan production of $134.8 million for the nine-month period ended September 30, 2012, increased 46.0% from the year ago period, including $43.6 million in the quarter ended September 30, 2012.

The Group sells most of its conforming mortgages in the secondary market, and retains servicing rights. As a result, mortgage banking activities reflect originations as well as a growing servicing portfolio, a source of recurring revenue.

Mortgage loan production and purchases of $47.0 million and $140.9 million for the quarter and nine-month period ended September 30, 2012, respectively, decreased 10.8% and 14.7% from the same periods in 2011.  Leasing and consumer loans production for the quarter and nine-month period ended September 30, 2012 totaled $15.8 million and $37.6 million, up 39.9% and 20.6% from the same periods in 2011.

Credit Quality on Non-Covered Loans

Net credit losses increased $1.3 million to $8.3 million during the nine-month period ended September 30, 2012, representing 0.92% of average non-covered loans outstanding, versus 0.79% in 2011. The allowance for loan and lease losses on non-covered loans increased to $39.1 million (3.29% of total non-covered loans) at September 30, 2012, compared to $37.0 million (3.12% of total non-covered loans) at December 31, 2011.

Non-performing loans (“NPLs”), which excludes loans covered under shared-loss agreements with the FDIC, decreased 12.56%, or $16.9 million, in the nine-month period ended September 30, 2012. The Group does not expect NPLs to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. In residential mortgage lending, more than 90% of the Group’s portfolio consists of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk generally associated with subprime loans. In commercial lending, more than 90% of our loans are collateralized by real estate. Early delinquency loans (30-89 days past due) dropped 10.6% from December 31, 2011. Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30.

Non-GAAP Measures

The Group uses certain non-GAAP measures of financial performance to supplement the financial statements presented in accordance with GAAP. The Group presents non-GAAP measures that management believes are useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning and are therefore unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP.

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

During the quarter and nine-month period ended September 30, 2012, the Group’s pre-tax pre-provision operating income was approximately $21.1 million and $58.3 million, respectively, an increase of 57.5% and 11.2% from $13.4 million and $52.5 million in the same periods of last year. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$40,203	$32,470	$112,142	$112,558
Core non-interest income:
Wealth management revenues	6,042	5,387	17,835	14,644
Banking service revenues	3,006	2,969	9,231	9,496
Mortgage banking activities	2,204	2,758	7,142	7,017
Total core non-interest income	11,252	11,114	34,208	31,157
Less non interest expenses	(30,379)	(30,203)	(88,006)	(91,248)
Total pre-tax pre-provision operating income	$21,076	$13,381	$58,344	$52,467

Tangible common equity consists of common equity less goodwill and core deposit intangibles. Tier 1 common equity consists of common equity less goodwill, core deposit intangibles, net unrealized gains on available for sale securities, net unrealized losses on cash flow hedges, and disallowed deferred tax asset and servicing assets.  Management believes that the ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets and tier 1 common equity to risk-weighted assets, assist investors in analyzing the Group’s capital position.

At September 30, 2012, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 10.30% and 32.96%, respectively, from 9.36% and 30.14% at December 31, 2011.  Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at September 30, 2012 increased to 40.79% and 31.03%, respectively, from 33.48% and 27.01% at December 31, 2011.

ANALYSIS OF RESULTS OF OPERATIONS

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$65,686	$71,536	4.52%	4.46%	$5,806,796	$6,409,910
Tax equivalent adjustment	17,994	13,505	1.24%	0.84%	-	-
Interest-earning assets - tax equivalent	83,680	85,041	5.76%	5.30%	5,806,796	6,409,910
Interest-bearing liabilities	25,483	39,066	1.83%	2.49%	5,562,082	6,263,930
Tax equivalent net interest income / spread	58,197	45,975	3.93%	2.81%	244,714	145,980
Tax equivalent interest rate margin			4.01%	2.87%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	25,026	35,881	3.00%	3.35%	3,341,763	4,288,321
Money market investments	413	272	0.20%	0.27%	827,106	410,258
Total investments	25,439	36,153	2.44%	3.08%	4,168,869	4,698,579
Loans not covered under shared-loss agreements with the FDIC:
Mortgage	12,165	12,105	6.01%	5.59%	808,949	866,947
Commercial	4,313	3,612	5.43%	5.54%	317,888	260,932
Consumer	869	977	8.20%	11.43%	42,382	34,188
Leasing	617	467	7.85%	10.05%	31,426	18,584
Total non-covered loans	17,964	17,161	5.98%	5.81%	1,200,645	1,180,651
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	5,162	4,096	13.71%	10.20%	150,599	159,891
Commercial and construction	13,664	11,727	21.03%	13.20%	259,922	305,859
Leasing	2,546	2,047	64.15%	15.85%	15,876	51,669
Consumer	911	352	33.48%	8.95%	10,886	13,261
Total covered loans	22,283	18,222	20.38%	13.73%	437,282	530,680
Total loans	40,247	35,383	9.83%	8.27%	1,637,927	1,711,331
Total interest earning assets	65,686	71,536	4.52%	4.46%	5,806,796	6,409,910
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	179,480	177,936
NOW accounts	1,964	3,203	0.90%	1.56%	877,129	822,420
Savings and money market	583	855	0.98%	1.40%	236,989	244,341
Individual retirement accounts	2,104	2,443	2.28%	2.74%	368,365	356,770
Retail certificates of deposits	1,598	2,372	1.92%	2.36%	332,727	402,158
Total retail deposits	6,249	8,873	1.25%	1.77%	1,994,690	2,003,625
Institutional deposits	228	1,024	1.20%	2.12%	76,282	193,448
Brokered deposits	831	1,595	2.34%	2.81%	141,859	226,681
Total wholesale deposits	1,059	2,619	1.94%	2.49%	218,141	420,129
Total deposits	7,308	11,492	1.32%	1.90%	2,212,831	2,423,754
Borrowings:
Securities sold under agreements to repurchase	15,344	23,206	2.03%	2.72%	3,027,100	3,411,161
Advances from FHLB and other borrowings	2,508	3,042	3.51%	4.24%	286,068	286,909
FDIC-guaranteed term notes	-	1,021	-	3.85%	-	106,023
Subordinated capital notes	323	305	3.58%	3.38%	36,083	36,083
Total borrowings	18,175	27,574	2.17%	2.87%	3,349,251	3,840,176
Total interest bearing liabilities	25,483	39,066	1.83%	2.49%	5,562,082	6,263,930
Net interest income / spread	$40,203	$32,470	2.69%	1.97%
Interest rate margin			2.77%	2.03%
Excess of average interest-earning assets over average interest-bearing liabilities					$244,714	$145,980
Average interest-earning assets to average interest-bearing liabilities ratio					104.40%	102.33%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(4,076)	$(6,638)	$(10,714)
Loans	(2,916)	7,780	4,864
Total interest income	(6,992)	1,142	(5,850)
Interest Expense:
Deposits	(1,000)	(3,184)	(4,184)
Securities sold under agreements to repurchase	(2,613)	(5,249)	(7,862)
Other borrowings	(1,088)	(449)	(1,537)
Total interest expense	(4,701)	(8,882)	(13,583)
Net Interest Income	$(2,291)	$10,024	$7,733

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$196,393	$231,772	4.46%	4.76%	$5,870,015	$6,495,208
Tax equivalent adjustment	46,890	44,461	1.07%	0.91%	-	-
Interest-earning assets - tax equivalent	243,283	276,233	5.53%	5.67%	5,870,015	6,495,208
Interest-bearing liabilities	84,251	119,214	1.98%	2.49%	5,670,500	6,371,511
Tax equivalent net interest income / spread	159,032	157,019	3.55%	3.18%	199,515	123,697
Tax equivalent interest rate margin			3.61%	3.22%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	77,718	134,378	2.94%	4.09%	3,521,595	4,379,701
Money market investments	1,200	792	0.23%	0.28%	685,380	372,247
Total investments	78,918	135,170	2.50%	3.79%	4,206,975	4,751,948
Loans not covered under shared-loss agreements with the FDIC:
Mortgage	36,645	36,604	5.94%	5.55%	822,116	879,463
Commercial	12,463	10,616	5.37%	5.78%	309,373	245,053
Consumer	2,465	2,847	8.22%	11.86%	39,993	32,019
Leasing	1,735	1,028	7.94%	9.20%	29,126	14,906
Total non-covered loans	53,308	51,095	5.92%	5.82%	1,200,608	1,171,441
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	15,494	10,977	13.52%	8.46%	152,852	172,977
Commercial and construction	40,383	27,001	19.70%	11.23%	273,284	320,514
Leasing	6,801	6,325	37.47%	13.25%	24,200	63,659
Consumer	1,489	1,204	16.41%	10.94%	12,096	14,669
Total covered loans	64,167	45,507	18.50%	10.61%	462,432	571,819
Total loans	117,475	96,602	9.42%	7.39%	1,663,040	1,743,260
Total interest earning assets	196,393	231,772	4.46%	4.76%	5,870,015	6,495,208
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	-	-	176,158	179,071
NOW accounts	6,781	9,969	1.04%	1.63%	872,059	813,179
Savings and money market	1,790	2,715	1.01%	1.49%	235,675	243,529
Individual retirement accounts	6,557	7,527	2.38%	2.80%	367,461	358,516
Retail certificates of deposits	5,366	7,975	2.10%	2.39%	341,339	445,087
Total retail deposits	20,494	28,186	1.37%	1.84%	1,992,692	2,039,382
Institutional deposits	1,098	2,846	1.54%	1.70%	95,192	222,940
Brokered deposits	2,926	4,289	2.11%	2.39%	184,652	239,169
Total wholesale deposits	4,024	7,135	1.92%	2.06%	279,844	462,109
Total deposits	24,518	35,321	1.44%	1.88%	2,272,536	2,501,491
Borrowings:
Securities sold under agreements to repurchase	49,414	70,878	2.16%	2.74%	3,047,605	3,445,167
Advances from FHLB and other borrowings	8,438	9,036	3.95%	4.26%	284,822	283,028
FDIC-guaranteed term notes	909	3,063	4.11%	3.86%	29,454	105,742
Subordinated capital notes	972	916	3.59%	3.38%	36,083	36,083
Total borrowings	59,733	83,893	2.34%	2.89%	3,397,964	3,870,020
Total interest bearing liabilities	84,251	119,214	1.98%	2.49%	5,670,499	6,371,511
Net interest income / spread	$112,142	$112,558	2.48%	2.27%
Interest rate margin			2.55%	2.31%
Excess of average interest-earning assets over average interest-bearing liabilities					$199,514	$123,697
Average interest-earning assets to average interest-bearing liabilities ratio					103.52%	101.94%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(15,502)	$(40,750)	$(56,252)
Loans	(7,433)	28,306	20,873
Total interest income	(22,935)	(12,444)	(35,379)
Interest Expense:
Deposits	(3,233)	(7,570)	(10,803)
Securities sold under agreements to repurchase	(8,179)	(13,285)	(21,464)
Other borrowings	(2,282)	(414)	(2,696)
Total interest expense	(13,694)	(21,269)	(34,963)
Net Interest Income	$(9,241)	$8,825	$(416)

Net Interest Income

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Tables 1 and 1A above show the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2012 and 2011, respectively.

Net interest income amounted to $40.2 million and $112.1 million for the quarter and nine-month period ended September 30, 2012, an increase of 23.8% and a slight decrease of 0.4% from $32.5 million and $112.6 million, respectively, for the same periods in 2011. These changes reflect a decrease of 29.6% in interest income from investments, partially offset by a 13.7% increase in interest income from loans and a decrease of 34.8% in interest expense for the quarter ended September 30, 2012 compared to the same period in 2011.  They also reflect a decrease of 41.6% in interest income from investments, partially offset by a 21.6% increase in interest income from loans and a decrease of 29.3% in interest expense for the nine-month period ended September 30, 2012 compared to the same period in 2011.

Interest rate spread increased 72 basis points to 2.69% for the quarter ended 2012 from 1.97% in the quarter ended September 30, 2011.  This is due to the effect of a 6 basis points increase in the average yield of interest earning assets from 4.46% to 4.52%, combined with a 66 basis points decrease in the average cost of funds from 2.49% to 1.83%.  For the nine-month period ended September 30, 2012, interest rate spread increased 21 basis points from 2.27% to 2.48% in the same period of 2011. This increase is mainly due to the net effect of a 51 basis points decrease in the average cost of funds from 2.49% to 1.98%, and a 30 basis points decrease in the average yield of interest earning assets from 4.76% to 4.46%.

The decrease in interest income for the quarter was primarily the net effect of a decrease of $7.0 million in interest-earning assets volume variance, and a $1.1 million increase in interest rate variance.  The nine-month period decrease in interest income was primarily the result of a decrease of $22.9 million in interest-earning assets volume variance, and a $12.4 million decrease in interest rate variance.  Interest income from loans increased 13.7% to $40.2 million and 21.6% to $117.5 million for the quarter and nine-month period ended September 30, 2012, respectively.  During the quarter and nine-month period ended September 30, 2012, interest income from covered loans increased 22.3% to $22.3 million and 41.0% to $64.2 million, respectively, compared to the same periods in 2011, mainly due to the re-yielding of various pools of covered loans mainly during the second half of 2011. Interest income on investments decreased 29.6% to $25.4 million and 41.6% to $78.9 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to the same periods in 2011, reflecting lower balance in the investment securities portfolio, lower yield on investment securities and an increase in premium amortization due to increased prepayment speeds.

Interest expense decreased 34.8% to $25.5 million and 29.3% to $84.3 million for the quarter and nine-month period ended September 30, 2012, respectively.  The decrease for the quarter was primarily the result of a $8.9 million decrease in interest rate variance, and a $4.7 million decrease in interest-bearing liabilities volume variance.  The nine-month period decrease was primarily the result of a $21.3 million decrease in interest rate variance, and a $13.7 million decrease in interest-bearing liabilities volume variance.  These decreases are due to a reduction in the balance of interest bearing liabilities and the cost of funds.  Interest bearing liabilities interest rate spread decreased 66 basis points to 1.83% and 51 basis points to 1.98% for the quarter and nine-month period ended September 30, 2012, respectively, compared to the same periods in 2011.  The cost of deposits decreased by 58 basis points to 1.32% and 44 basis points to 1.44% during the quarter and nine-month period ended September 30, 2012, respectively, compared to 1.90% and 1.88% for the same periods in 2011 primarily due to continuing progress in repricing the core retail deposits and to the maturity of higher cost wholesale deposits during the period.  The cost of borrowings decreased by 70 basis points to 2.17% and 55 basis points to 2.34% during the quarter and nine-month period ended September 30, 2012, respectively, compared to 2.87% and 2.89% for the same periods in 2011. The decrease in the cost of borrowing is attributable to the fact that in December 2011, as previously reported, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements, and the remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. To further reduce cost of borrowings, in May 2012, the Group renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  During the quarter ended September 30, 2012, the Group initiated a plan to deleverage its balance sheet in connection with the BBVAPR Acquisition ahead of schedule by terminating repurchase agreements amounting to $400 million with an average cost of 3.25%.  Also, total borrowings decreased due to the repayment in March 2012, at maturity, of the TLGP notes.

For the quarter and nine-month period ended September 30, 2012, the average balance of total interest-earning assets was $5.807 billion and $5.870 billion, respectively, a decrease of 9.4% and 9.6% from the same periods in 2011. The decrease in average balance of interest-earning assets was mainly attributable to a 11.3% and 11.5% decrease for the quarter and nine-month period ended September 30, 2012, respectively, in average investments, in addition to a 4.3% and 4.6% decrease in average loans compared to the same periods in 2011 resulting from normal pay downs of covered loans and to the re-yielding of various pools of covered loans mainly during the second half of 2011.  The decrease in the investment portfolio reflects a reduction in the available-for-sale portfolio, due to the sale of approximately $1.090 billion in investment securities during the nine-month period ended September 30, 2012.  As of September 30, 2012, the Group had $515.5 million in cash and cash equivalents and $270.0 million in securities purchased under agreements to resell, compared to $591.5 million in cash and cash equivalents and no securities purchased under agreements to resell as of December 31, 2011.

For the quarter ended September 30, 2012, the average yield on interest-earning assets was 4.52% compared to 4.46% for the same period in 2011, and for the nine-month period ended September 30, 2012, it was 4.46% compared to 4.76% for the same period in 2011. This was mainly due to a decrease in the investment portfolio yield from 3.08% to 2.44% and from 3.79% to 2.50% for the quarter and nine-month period ended September 30, 2012, respectively. However, such decrease was partially offset by the higher average yields in the loan portfolio, mainly due to the covered loans that had an average yield of 20.38% and 18.50% for the quarter and nine-month period ended September 30, 2012, respectively, compared to 13.73% and 10.61% for the same periods in 2011.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2012	2011	Variance	2012	2011	Variance
	(Dollars in thousands)
Wealth management revenues	$6,042	$5,387	12.2%	$17,835	$14,644	21.8%
Banking service revenues	3,006	2,969	1.2%	9,231	9,496	-2.8%
Mortgage banking activities	2,204	2,758	-20.1%	7,142	7,017	1.8%
Total banking and wealth management revenues	11,252	11,114	1.2%	34,208	31,157	9.8%
Net amortization of FDIC shared-loss indemnification asset	(8,096)	(2,422)	-234.3%	(18,505)	(191)	-9588.5%
Net gain (loss) on:
Sale of securities	36,365	13,971	160.3%	55,703	23,102	141.1%
Derivatives	(1,326)	(695)	-90.8%	(1,441)	(8,392)	82.8%
Foreclosed real estate	(1,209)	(199)	-507.5%	(2,493)	(334)	-646.4%
Early extinguishment of repurchase agreement	(24,312)	(4,790)	-407.6%	(24,312)	(4,790)	-407.6%
Other	978	(14)	7085.7%	208	148	40.5%
	2,400	5,851	-59.0%	9,160	9,543	-4.0%
Total non-interest income, net	$13,652	$16,965	-19.5%	$43,368	$40,700	6.6%

Non-Interest Income

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the net amortization of the FDIC shared-loss indemnification asset, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition of Eurobank.

As shown in Table 2 above, the Group recorded non-interest income in the amount of $13.7 million and $43.4 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to $17.0 million and $40.7 million for the same periods in 2011, a decrease of $3.3 million and an increase of $2.7 million, respectively.

The quarter ended September 30, 2012 includes $36.4 million from the gain on sale of $532.4 million securities, partially offset by an early extinguishment cost of $24.3 million on $400 million repurchase agreement funding.  These transactions are part of our deleverage plan related to the BBVAPR Acquisition.

The net amortization of the FDIC shared-loss indemnification asset of $8.1 million and $18.5 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to net amortization of $2.4 million and $191 thousand for the same periods in 2011, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. The reduction in claimable losses amortizes the loss-share indemnification asset through the life of the shared loss agreement.  This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

The losses related to derivatives increased approximately $631 thousand and decreased $7.0 million as compared to the quarter and nine-month period ended September 30, 2011, respectively.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 12.2% to $6.0 million and 21.8% to $17.8 million in the quarter and nine-month period ended September 30, 2012, respectively, from $5.4 million and $14.6 million for the same periods in 2011, due to increased brokerage, trust and insurance business and transactions.

Banking service revenues, which consist primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 1.2% to $3.0 million in the quarter ended September 30, 2012 and decreased 2.8% to $9.2 million in the nine-month period then ended, from $3.0 million and $9.5 million, respectively, for the same periods in 2011. This decrease for the nine-month period is attributable to a decrease in loan fees.

Income generated from mortgage banking activities decreased $554 thousand in the quarter ended September 30, 2012 and increased 1.8% to $7.1 million in the nine-month period then ended, compared to the same periods in 2011. Such increase is mainly a result of favorable pricing of mortgages sold into the secondary market.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2012	2011	Variance %	2012	2011	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$11,323	$11,593	-2.3%	$32,873	$34,511	-4.7%
Professional and service fees	5,779	5,308	8.9%	16,221	16,506	-1.7%
Occupancy and equipment	4,169	4,369	-4.6%	12,624	12,988	-2.8%
Insurance	1,594	1,302	22.4%	4,856	4,933	-1.6%
Electronic banking charges	1,415	1,375	2.9%	4,581	3,984	15.0%
Taxes, other than payroll and income taxes	1,091	1,184	-7.9%	2,158	3,422	-36.9%
Loan servicing and clearing expenses	607	975	-37.7%	2,530	3,072	-17.6%
Foreclosure and repossession expenses	1,060	606	74.9%	2,745	1,659	65.5%
Advertising, business promotion, and strategic initiatives	1,594	1,686	-5.5%	4,006	4,386	-8.7%
Communication	419	391	7.2%	1,246	1,212	2.8%
Director and investors relations	158	352	-55.1%	809	977	-17.2%
Printing, postage, stationery and supplies	299	292	2.4%	929	937	-0.9%
Other operating expenses	871	770	13.1%	2,428	2,661	-8.8%
Total non-interest expenses	$30,379	$30,203	0.6%	$88,006	$91,248	-3.6%
Relevant ratios and data:
Efficiency ratio	59.04%	69.30%		60.13%	63.49%
Expense ratio	1.32%	1.19%		1.22%	1.23%
Compensation and benefits to non-interest expense	37.27%	38.38%		37.35%	37.82%
Compensation to total assets owned	0.75%	0.66%		0.72%	0.66%
Average number of employees	755	720		750	724
Average compensation per employee	$60.0	$64.4		$58.4	$63.6
Assets owned per average employee	$8,015	$9,755		$8,068	$9,701

Non-Interest Expense

Non-interest expense for the quarter ended September 30, 2012 increased 0.6% to $30.4 million, compared to $30.2 million for the same period in 2011. For the nine-month period ended September 30, 2012, non-interest expense reached $88.0 million, representing a decrease of 3.6% compared to $91.2 million for the same period in 2011 as a result of the effective implementation of cost controls.

Taxes, other than payroll and income taxes, for the quarter and nine-month period ended September 30, 2012 decreased 7.9% to $1.1 million and 36.9% to $2.2 million, respectively, as compared to the same periods in 2011, principally due to the effect of the Eurobank integration, which for 2011 contemplated municipal license and property taxes for all of Eurobank’s former facilities.  In addition, during the nine-month period ended September 30, 2012, the Group recorded a municipal license benefit of $1.4 million, attributed to a settlement reached with the municipality of San Juan during the second quarter of 2012, in which the Group paid $60 thousand in full and final satisfaction of any and all claims for municipal license taxes for all fiscal years prior to and including 2011.

Compensation and employee benefits decreased 2.3% to $11.3 million and 4.7% to $32.9 million for the quarter and nine-month period ended September 30, 2012, respectively, from $11.6 million and $34.5 million for the same periods in 2011. The decrease is mostly related to an excess provision for bonus amounting to $857 thousand compared to the amount finally paid during the first quarter of 2012, resulting in a benefit in the nine-month period ended September 30, 2012.

Insurance expense increased 22.4% and decreased 1.6% for the quarter and nine-month period ended September 30, 2012, respectively, as compared to the same periods in 2011.  The decrease for the nine-month period ended September 30, 2012 is principally due to a change in FDIC assessment rates and a change in the methodology of the assessment applied to the Bank. The current methodology is based on average consolidated total assets less average tangible equity, instead of average total domestic deposits.

Loan servicing and clearing expenses and director and investment relations expenses decreased by 37.7% and 55.1%, respectively, in the quarter ended September 30, 2012 and 17.6% and 17.2%, respectively, in the nine-month period ended September 30, 2012.

Other expenses increased by 13.1% to $871 thousand and professional and service fees by 8.9% to $5.8 million for the quarter ended September 30, 2012, as compared to $770 thousand and $5.3 million for the same period in 2011, mainly due to cost associated with the BBVAPR Acquisition.

The increase in the Group’s net-interest income resulted in a decrease in the efficiency ratio to 59.04% for the quarter ended September 30, 2012 compared to 69.30% for the quarter ended September 30, 2011, while it decreased to 60.13% for the nine-month period ended September 30, 2012 from 63.49% in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, net accretion or amortization of FDIC shared-loss indemnification assets, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to gains of $2.4 million and $9.2 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to gains of $5.9 million and $9.5 million for the quarter and nine-month period ended September 30, 2011. Revenues for purposes of the efficiency ratio for the quarter and nine-month period ended September 30, 2012 amounted to $51.5 million and $146.4 million, respectively, compared to $43.6 million and $143.7 million for the same periods in 2011.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter ended September 30, 2012 decreased by $200 thousand to $3.6 million, and totaled $10.4 million for the nine-month period ended September 30, 2012, an 8.8% decrease from the $11.4 million reported for the same period in 2011.  Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for the quarter and nine-month period ended September 30, 2012 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks. The Group’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The decrease in the provision for loan and lease losses for the nine-month period ended September 30, 2012 is supported by the following observed trends:

  • Current loans to total gross loans increased from 85.7% at December 31, 2011 to 87.8% at September 30, 2012.

  • Loans that are 90 days past due to total gross loans decreased from 10.6% at December 31, 2011 to 9.0% at September 30, 2012.

  • Non-accruing loans decreased from $134.8 million at December 31, 2011 to $117.8 million at September 30, 2012.

During the quarter and nine-month period ended September 30, 2012, net credit losses amounted to $1.9 million and $8.3 million, respectively, a decrease of 12.9% and an increase of 19.1% when compared to $2.2 million and $7.0 million reported for the same periods in 2011.  The decrease for the quarter ended September 30, 2012 is mainly due to a reduction in net credit losses for commercial and consumer loans of approximately $501 thousand when compared to the same quarter in 2011.  The increase for the nine-month period ended September 30, 2012 was primarily due to an increase in net credit losses for commercial loans of $1.9 million when compared to the same period in 2011.  Total charge-offs decreased 8.4% to $2.1 million and increased 19.5% to $8.7 million in the quarter and nine-month period ended September 30, 2012, respectively, as compared to the same periods in 2011, and total recoveries increased from $121 thousand and $331 thousand in the quarter and nine-month period ended September 30, 2011, respectively, to $208 thousand and $421 thousand in the quarter and nine-month period ended September 30, 2012, respectively. As a result, the recoveries to charge-offs ratio increased from 5.3% and 4.83% in the quarter and nine-month period ended September 30, 2011 to 9.95% and 4.83% in the quarter and nine-month period ended September 30, 2012.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group would record an allowance for loan and lease losses. Also, the Group would record an increase in the FDIC share-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.  As part of the Group’s assessment of actual versus expected cash flows on covered loans during the nine-month period ended September 30, 2012, the Group observed that some pools of construction and development loans and commercial real estate loans underperformed. These observations required a provision for covered loan and lease losses of $8.8 million, net of the effect from the FDIC shared-loss indemnification asset, for the nine-month period ended September 30, 2012, an increase from the recapture of covered loans and lease losses of ($1.4) million for the same period in 2011.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Income tax expense was $1.9 million and $4.9 million for the quarter and nine-month period ended September 30, 2012, respectively, compared to an expense of $580 thousand and $5.7 million for the same periods in 2011.  The decrease during the nine-month period ended September 30, 2012 was mainly due to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rates from 40.95% to 30%, which was partially offset by the contingencies settled during the quarter ended June 30, 2011.

At December 31, 2011, OIB had $2.9 million in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new Puerto Rico legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarter and nine-month period ended September 30, 2012, income tax provision included $1.1 million and $1.8 million, respectively, related to this residual tax effect from the OIB.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,
	2012	2011	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$2,322,451	$3,560,806	-34.8%
Obligations of US Government sponsored agencies	25,135	-	100.0%
US Treasury Securities	387,994	-	100.0%
CMOs issued by US Government sponsored agencies	307,367	130,045	136.4%
GNMA certificates	18,732	28,337	-33.9%
Structured credit investments	29,002	37,288	-22.2%
Puerto Rico Government and agency obligations	22,354	71,458	-68.7%
FHLB stock	22,865	23,779	-3.8%
Other debt securities	15,599	16,004	-2.5%
Other investments	1,583	253	525.7%
Total investments	3,153,082	3,867,970	-18.5%
Loans:
Loans not covered under shared-loss agreements with the FDIC	1,183,639	1,179,988	0.3%
Allowance for loan and lease losses on non covered loans	(39,120)	(37,010)	-5.7%
Non covered loans receivable, net	1,144,519	1,142,978	0.1%
Mortgage loans held for sale	38,211	26,939	41.8%
Total loans not covered under shared-loss agreements with the FDIC, net	1,182,730	1,169,917	1.1%
Loans covered under shared-loss agreements with the FDIC	470,453	533,532	-11.8%
Allowance for loan and lease losses on covered loans	(56,865)	(37,256)	-52.6%
Total loans covered under shared-loss agreements with the FDIC, net	413,588	496,276	-16.7%
Total loans, net	1,596,318	1,666,193	-4.2%
Securities purchased under agreements to resell	270,000	-	100.0%
Total securities and loans	5,019,400	5,534,163	-9.3%
Other assets:
Cash and due from banks	511,478	587,624	-13.0%
Money market investments	4,017	3,863	4.0%
FDIC shared-loss indemnification asset	328,573	392,367	-16.3%
Foreclosed real estate	39,400	27,679	42.3%
Accrued interest receivable	14,935	20,182	-26.0%
Deferred tax asset, net	35,912	32,023	12.1%
Premises and equipment, net	19,268	21,520	-10.5%
Servicing assets	10,642	10,454	1.8%
Derivative assets	18,495	9,317	98.5%
Other assets	49,085	54,483	-9.9%
Total other assets	1,031,805	1,159,512	-11.0%
Total assets	$6,051,205	$6,693,675	-9.6%
Investments portfolio composition:
FNMA and FHLMC certificates	73.7%	92.1%
Obligations of US Government sponsored agencies	0.8%	0.0%
US Treasury Securities	12.3%	0.0%
CMOs issued by US Government sponsored agencies	9.7%	3.4%
GNMA certificates	0.6%	0.7%
Structured credit investments	0.9%	1.0%
Puerto Rico Government and agency obligations	0.7%	1.8%
FHLB stock	0.7%	0.6%
Other debt securities and other investments	0.6%	0.3%
	100.0%	99.9%

Assets Owned

At September 30, 2012, the Group’s total assets amounted to $6.051 billion, a decrease of 9.60% when compared to $6.694 billion at December 31, 2011, and interest-earning assets decrease 9.3% from $5.534 billion at December 31, 2011 to $5.019 billion at September 30, 2012.

As set forth in Table 4 above, investments are the Group’s largest components of interest-earning assets. Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds.  At September 30, 2012, the investment portfolio decreased 18.5% to $3.153 billion from $3.868 billion at December 31, 2011.  This decrease is mostly due to the net effect of a decrease of $1.238 billion in FNMA and FHLMC certificates and an increase in U.S. treasury securities of $388.0 million.  During the nine-month period ended September 30, 2012, the Group had net realized gains of $55.7 million, mainly due to sales of mortgage-backed securities and CMOs of $1.019 billion with a book value at sales of $962.8 million. During the nine-month period ended September 30, 2011, the Group had gross realized gains of $23.1 million, mainly due to sales of mortgage-backed securities of $492.4 million with a book value at sales of $469.3 million.

At September 30, 2012, approximately 97% of the Group’s investment securities portfolio consists of fixed-rate mortgage-backed securities or notes guaranteed or issued by FNMA, FHLMC or GNMA, and U.S. agency senior debt obligations backed by a U.S. government-sponsored entity or the full faith and credit of the U.S. government, compared to 96% at December 31, 2011.

The Group’s loan portfolio is comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and leases. At September 30, 2012, the Group’s loan portfolio, the second largest category of the Group’s interest-earning assets decreased 4.2% to $1.596 billion compared to the loan portfolio of $1.666 billion at December 31, 2011. The covered loan portfolio decreased $82.7 million, or 16.7%, mainly due to an increase of $19.6 million in the allowance for loan and lease losses on covered loans, and as a net effect of the repayment of loans and the portion of the accretable yield recognized as interest income. The non-covered loan portfolio increased $12.8 million, or 1.1%.

At September 30, 2012, the Group’s non-covered loan portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $771.7 million (65.0% of the gross non-covered loan portfolio), compared to $821.1 million (69.3% of the gross non-covered loan portfolio) at December 31, 2011. Mortgage loan production and purchases totaled $47.0 million and $140.9 million for the quarter and nine-month period ended September 30, 2012, respectively, decreases of 10.8% from $52.7 million and 14.7% from $165.2 million in the quarter and nine-month period of the previous year, respectively.

•         Commercial loan portfolio amounted to $338.4 million (28.5% of the gross non-covered loan portfolio), compared to $301.6 million (25.5% of the gross non-covered loan portfolio) at December 31, 2011. Commercial loan production increased 45.1% to $43.6 million for the quarter ended September 30, 2012, and increased 46.0% to $134.8 million for the nine-month period ended September 30, 2012 from $30.0 million and $92.3 million for the same periods in 2011.

•         Consumer loan portfolio amounted to $43.6 million (3.7% of the gross non-covered loan portfolio), compared to $36.1 million (3.1% of the gross non-covered loan portfolio) at December 31, 2011. Consumer loan production increased 66.2% to $9.5 million for the quarter ended September 30, 2012 and increased 48.8% to $22.4 million for the nine-month period ended September 30, 2012 from $5.7 million and $15.0 million for the same periods in 2011.

•         Leasing portfolio amounted to $33.8 million (2.8% of the gross non-covered loan portfolio), compared to $25.8 million (2.2% of the gross non-covered loan portfolio) at December 31, 2011. Leasing production increased 12.9% to $6.3 million for the quarter ended September 30, 2012 but decreased 5.6% to $15.2 million for the nine-month period ended September 30, 2012 from $5.6 million and $16.1 million for the same periods in 2011.

The FDIC shared-loss indemnification asset amounted to $328.6 million as of September 30, 2012 and $392.4 million as of December 31, 2011. The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements received from the FDIC during the nine-month period ended September 30, 2012 of $63.3 million and amortization of $18.5 million, which was partially offset by an increase of $10.8 million in expected credit impairment losses to be covered under shared-loss agreements, net and $7.2 million in incurred expenses to be reimbursed under the shared-loss agreements.

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	September 30,	December 31,	Variance
	2012	2011	%
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Loans secured by real estate:
Residential	$770,979	$819,651	-5.9%
Home equity loans and others	768	1,411	-45.6%
Commercial	239,654	218,261	9.8%
Deferred loan fees, net	(3,962)	(4,300)	7.9%
Total loans secured by real estate	1,007,439	1,035,023	-2.7%
Other loans:
Commercial	98,710	83,312	18.5%
Personal consumer loans and credit lines	43,631	36,130	20.8%
Leasing	33,772	25,768	31.1%
Deferred loan costs (fees), net	87	(245)	135.5%
Total other loans	176,200	144,965	21.5%
Loans receivable	1,183,639	1,179,988	0.3%
Allowance for loan and lease losses on non-covered loans	(39,120)	(37,010)	-5.7%
Loans receivable, net	1,144,519	1,142,978	0.1%
Mortgage loans held-for-sale	38,211	26,939	41.8%
Total loans not covered under shared-loss agreements with FDIC, net	1,182,730	1,169,917	1.1%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	138,138	140,824	-1.9%
Construction and development secured by 1-4 family residential properties	7,933	16,976	-53.3%
Commercial and other construction	301,383	325,832	-7.5%
Leasing	12,140	36,122	-66.4%
Consumer	10,859	13,778	-21.2%
Total loans covered under shared-loss agreements with FDIC	470,453	533,532	-11.8%
Allowance for loan and lease losses on covered loans	(56,865)	(37,256)	-52.6%
Total loans covered under shared-loss agreements with FDIC, net	413,588	496,276	-16.7%
Total loans receivable, net	$1,596,318	$1,666,193	-4.2%

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$197,664	$192,256	2.8%
NOW accounts	850,735	850,762	0.0%
Savings and money market accounts	250,952	230,672	8.8%
Certificates of deposit	912,674	1,157,002	-21.1%
Total deposits	2,212,025	2,430,692	-9.0%
Accrued interest payable	2,342	4,493	-47.9%
Total deposits and accrued interest payable	2,214,367	2,435,185	-9.1%
Borrowings:
Securities sold under agreements to repurchase	2,652,366	3,056,238	-13.2%
Advances from FHLB	285,395	281,753	1.3%
FDIC-guaranteed term notes	-	105,834	-100.0%
Subordinated capital notes	36,083	36,083	0.0%
Total borrowings	2,973,844	3,479,908	-14.5%
Total deposits and borrowings	5,188,211	5,915,093	-12.3%
Derivative liabilities	58,269	47,425	22.9%
Other liabilities	33,038	35,602	-7.2%
Total liabilities	$5,279,518	$5,998,120	-12.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	8.9%	7.9%
NOW accounts	38.5%	35.0%
Savings and money market accounts	11.3%	9.5%
Certificates of deposit	41.3%	47.6%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	89.2%	87.9%
Advances from FHLB	9.6%	8.1%
FDIC-guaranteed term notes	0.0%	3.0%
Subordinated capital notes	1.2%	1.0%
	100.0%	100.0%
Securities sold under agreements to repurchase
Amount outstanding at quarter-end	$2,652,366	$3,056,238
Daily average outstanding balance	$3,047,605	$3,445,167
Maximum outstanding balance at any month-end	$3,060,578	$3,466,480

Liabilities and Funding Sources

As shown in Table 6 above, at September 30, 2012, the Group’s total liabilities were $5.280 billion, 12.0% lower than the $5.998 billion reported at December 31, 2011. Deposits and borrowings, the Group’s funding sources, amounted to $5.188 billion at September 30, 2012 versus $5.915 billion at December 31, 2011, a 12.3% decrease.

At September 30, 2012, borrowings represented 57.3% of interest-bearing liabilities and deposits represented 42.7%. Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, and subordinated capital notes. At September 30, 2012, borrowings amounted to $2.974 billion, 14.5% lower than the $3.480 billion reported at December 31, 2011. The TLGP notes totaling $105 million were repaid in full at maturity in March 2012.  Repurchase agreements as of September 30, 2012 decreased approximately $403.9 million to $2.652 billion from $3.056 billion at December 31, 2012, mainly due to the early termination of repurchase agreements amounting to $400 million during the quarter ended September 30, 2012.

As a member of the FHLB, the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $285.4 million and $281.8 million as of September 30, 2012 and December 31, 2011, respectively. These advances mature from October 2012 through April 2017.

At September 30, 2012, deposits and accrued interest payable, the second largest category of the Group’s interest-bearing liabilities, were $2.214 billion, down 9.1% from $2.435 billion at December 31, 2011. This decrease was mainly attributable to a decrease in higher cost brokered deposits and other wholesale institutional deposits which decreased 44.8% and 56.2%, respectively, to $141.3 million and $73.7 million as of September 30, 2012 from $255.9 million and $168.3 million as of December 31, 2011.

Stockholders’ Equity

At September 30, 2012, the Group’s total stockholders’ equity was $771.7 million, a 10.9% increase when compared to $695.6 million at December 31, 2011. The increase reflects the issuance of the Convertible Preferred Stock during the quarter ended September 30, 2012 amounting to $84 million and a decrease of 75.6% or $28.1 million in other comprehensive income, partially offset by the net income for the nine-month period ended September 30, 2012.

Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at September 30, 2012 increased to 32.96% and 40.79%, respectively, from 30.14% and 33.48% at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At September 30, 2012, Tier 1 Leverage Capital Ratio was 10.91% (2.73 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 36.33% (9.08 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 37.63% (4.70 times the requirement of 8.00%).

Taking into consideration our strong capital position, we increased the quarterly cash dividend per common share by 20.0% to $0.06 per share on November 30, 2011. On an annualized basis, this represents an increase from $0.20 to $0.24 per share.

The following are the consolidated capital ratios of the Group at September 30, 2012 and December 31, 2011:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$771,687	$695,555	10.9%
Regulatory Capital Ratios data:
Leverage capital ratio	10.91%	9.65%	13.0%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$687,436	$661,614	3.9%
Minimum tier 1 capital required	$252,145	$274,230	-8.1%
Excess over regulatory requirement	$435,291	$387,384	12.4%
Tier 1 risk-based capital ratio	36.33%	31.84%	14.1%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$687,436	$661,614	3.9%
Minimum tier 1 risk-based capital required	$75,681	$83,110	-8.9%
Excess over regulatory requirement	$611,755	$578,504	5.7%
Risk-weighted assets	$1,892,021	$2,077,742	-8.9%
Total risk-based capital ratio	37.63%	33.12%	13.6%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$711,987	$688,188	3.5%
Minimum total risk-based capital required	$151,362	$166,219	-8.9%
Excess over regulatory requirement	$560,625	$521,969	7.4%
Risk-weighted assets	$1,892,021	$2,077,742	-8.9%
Tangible common equity to total assets	10.30%	9.36%	10.0%
Tangible common equity to risk-weighted assets	32.96%	30.14%	9.4%
Total equity to total assets	12.75%	10.39%	22.7%
Total equity to risk-weighted assets	40.79%	33.48%	21.8%
Tier 1 common equity to risk-weighted assets	31.03%	27.01%	14.9%
Tier 1 common equity capital	$587,098	$561,275	4.6%
Stock data:
Outstanding common shares	40,745,946	41,244,533	-1.2%
Book value per common share	$15.40	$15.28	0.8%
Market price at end of period	$10.52	$12.11	-13.1%
Market capitalization at end of period	$428,647	$499,471	-14.2%

	Nine-Month Period Ended September 30,		Variance
	2012	2011	%
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$7,331	$6,677	9.8%
Cash dividends declared per share	$0.18	$0.15	20.0%
Payout ratio	19.60%	16.02%	22.3%
Dividend yield	2.28%	2.07%	10.3%

The table that follows presents a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands, except share or per share information)
Total stockholders' equity	$771,687	$695,555
Preferred stock	(152,000)	(68,000)
Preferred stock issuance costs	7,639	2,662
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,079)	(1,185)
Total tangible common equity	$623,546	$626,331
Total assets	6,051,205	6,693,675
Goodwill	(2,701)	(2,701)
Core deposit intangible	(1,079)	(1,185)
Total tangible assets	$6,047,425	$6,689,789
Tangible common equity to tangible assets	10.31%	9.36%
Common shares outstanding at end of period	40,745,946	41,244,533
Tangible book value per common share	$15.30	$15.19

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

The table below presents a reconciliation of the Group’s total common equity (GAAP) at September 30, 2012 and December 31, 2011 to Tier 1 common equity (non-GAAP):

	September 30,	December 31,
	2012	2011
	(In thousands)
Common stockholders' equity	$627,326	$630,216
Unrealized gains on available-for-sale securities, net of income tax	(60,098)	(79,244)
Unrealized losses on cash flow hedges, net of income tax	51,035	42,113
Disallowed deferred tax assets	(26,322)	(26,879)
Disallowed servicing assets	(1,064)	(1,045)
Intangible assets:
Goodwill	(2,701)	(2,701)
Other disallowed intangibles	(1,079)	(1,185)
Total Tier 1 common equity	$587,097	$561,275
Tier 1 common equity to risk-weighted assets	31.03%	27.01%

The following table presents the Group’s capital adequacy information at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
	(In thousands)
Risk-based capital:
Tier 1 capital	$687,436	$661,614
Supplementary (Tier 2) capital	24,551	26,574
Total Capital	$711,987	$688,188
Risk-weighted assets:
Balance sheet items	$1,835,653	$2,032,982
Off-balance sheet items	56,368	44,760
Total risk-weighted assets	$1,892,021	$2,077,742
Ratios:
Tier 1 capital (minimum required - 4%)	36.33%	31.84%
Total capital (minimum required - 8%)	37.63%	33.12%
Leverage ratio	10.91%	9.65%
Equity to assets	12.75%	10.39%
Tangible common equity to assets	10.30%	9.36%

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

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At September 30, 2012 and December 31, 2011, the Group was a “well capitalized” institution for regulatory purposes.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.”  At September 30, 2012 and December 31, 2011, the Group’s market capitalization for its outstanding common stock was $428.6 million ($10.52 per share) and $499.5 million ($12.11 per share), respectively.

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2012
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06
2011
December 31, 2011	$12.35	$9.19	$0.06
September 30, 2011	$13.20	$9.18	$0.05
June 30, 2011	$13.07	$11.26	$0.05
March 31, 2011	$12.84	$11.40	$0.05
2010
December 31, 2010	$13.72	$11.50	$0.05
September 30, 2010	$14.45	$12.13	$0.04
June 30, 2010	$16.72	$12.49	$0.04
March 31, 2010	$14.09	$10.00	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2012 and at December 31, 2011:

	September 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	10.66%	9.06%	17.7%
Actual tier 1 capital	$660,838	$616,590	7.2%
Minimum capital requirement (4%)	$247,862	$272,177	-8.9%
Minimum to be well capitalized (5%)	$309,827	$340,221	-8.9%
Tier 1 Capital to Risk-Weighted Assets	35.47%	29.79%	19.1%
Actual tier 1 risk-based capital	$660,838	$616,590	7.2%
Minimum capital requirement (4%)	$74,525	$82,787	-10.0%
Minimum to be well capitalized (6%)	$111,787	$124,180	-10.0%
Total Capital to Risk-Weighted Assets	36.77%	31.07%	18.3%
Actual total risk-based capital	$685,032	$643,065	6.5%
Minimum capital requirement (8%)	$149,049	$165,573	-10.0%
Minimum to be well capitalized (10%)	$186,311	$206,967	-10.0%

Group’s Financial Assets Managed

The Group’s financial assets managed include those managed by the Group’s trust division, retirement plan administration subsidiary, and Oriental Financial Services. Assets managed by the trust division and Oriental Financial Services increased from $4.142 billion as of December 31, 2011 to $4.617 billion as of September 30, 2012, mainly as a result of an increase in account contributions and capital market appreciation.

The Group’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans.  At September 30, 2012, total assets managed by the Group’s trust division and CPC amounted to $2.450 billion, compared to $2.216 billion at December 31, 2011.  Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs.  At September 30, 2012, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.167 billion, compared to $1.926 billion at December 31, 2011.

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

Non-covered Loans

At September 30, 2012, the Group’s allowance for non-covered loan and lease losses amounted to $39.1 million or 3.29% of total non-covered loans versus $37.0 million, or 3.12%, of total non-covered loans at December 31, 2011. The allowance for residential mortgage loans, consumer loans, and leases decreased by 2.8% (or $599 thousand), 17.5% (or $249 thousand), and 71.1% (or $601 thousand), respectively, when compared with balances recorded at December 31, 2011.  The allowance for commercial loans increased by 23.0%, or $2.9 million, when compared with balances recorded at December 31, 2011.  The unallocated allowance increased by 123.2%, or $668 thousand, when compared with balances recorded at December 31, 2011.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or market value. The portfolios of mortgage loans, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified, or when deemed necessary by management, are evaluated for impairment. At September 30, 2012, the total investment in impaired commercial loans was $35.9 million, compared to $46.4 million at December 31, 2011.  Most of the impaired commercial loans are measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependent, all other loans are measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $1.3 million and $3.5 million at September 30, 2012 and December 31, 2011, respectively. At September 30, 2012, the total investment in impaired mortgage loans was $64.9 million, compared to $51.5 million at December 31, 2011.  Impairment on mortgage loans assessed as troubled-debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $4.8 million and $3.4 million at September 30, 2012 and December 31, 2011.

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

There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses, except for the further segregation of the traditional residential mortgage portfolio by origination vintages made since the June 30, 2012 quarter. The new segregation allows management to perform more efficient assessment of the traditional mortgage portfolio historical losses and risk.  Also, since the quarter ended June 30, 2012, the following changes were made to the current environmental factors consider for the determination of the allowance for loan and lease losses:

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

The Group’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2012 and December 31, 2011, the Group had $117.8 million and $134.8 million, respectively, of non-accrual non-covered loans including credit cards accounted under ASC 310-20, a decrease of 12.56%.  Covered loans are considered to be performing due to the application of the accretion method under ASC 310-30.  At September 30, 2012 and December 31, 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $56.6 million and $41.3 million, respectively.

At September 30, 2012, the Group’s non-performing assets decreased 8.58% to $136.9 million (2.44% of total assets, excluding covered loans) from $149.8 million (2.42% of total assets, excluding covered loans) at December 31, 2011.  The decrease in the Group’s non-performing loans generally reflects the ongoing stabilization of the economic environment in Puerto Rico.  The Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At September 30, 2012, the allowance for non-covered loan and lease losses to non-performing loans coverage ratio was 33.20% (27.46% at December 31, 2011).

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

The following items comprise non-performing assets:

•         Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan.  At September 30, 2012, the Group’s non-performing mortgage loans totaled $87.9 million (74.6% of the Group’s non-performing loans), a 9.70% decrease from $97.3 million (72.2% of the Group’s non-performing loans) at December 31, 2011.  Non-performing loans in this category are primarily residential mortgage loans. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status. The interest receivable on such loans is evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due, including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011.  On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due.  This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

•         Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At September 30, 2012, the Group’s non-performing commercial loans amounted to $29.6 million (25.2% of the Group’s non-performing loans), a 19.84% decrease when compared to non-performing commercial loans of $37.0 million at December 31, 2011 (27.4% of the Group’s non-performing loans).  Approximately 72% of this portfolio is collateralized by commercial real estate properties.

•         Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.  At September 30, 2012, the Group’s non-performing consumer loans amounted to $276 thousand (0.2% of the Group’s total non-performing loans), a 17.4% decrease from $334 thousand at December 31, 2011 (0.3% of total non-performing loans).

•         Leases  — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.  At September 30, 2012, the Group’s non-performing leases amounted to $11 thousand (0.01% of the Group’s total non-performing loans), a decrease of 89.22% from $102 thousand at December 31, 2011 (0.1% of total non-performing loans).

•      Foreclosed real estate — is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter and nine-month period ended September 30, 2012, amounted to $1.2 million and $2.5 million, respectively, compared to $199 thousand and $334 thousand in the quarter and nine-month period ended September 30, 2011.

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

Covered Loans

The allowance for loan and lease losses on covered loans acquired in the FDIC-assisted acquisition of Eurobank is accounted under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted are recognized by recording a provision for credit losses on covered loans. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

As part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. The credit quality assumptions for certain pools were updated to reflect an increase in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses of $221 thousand for the quarter ended September 30, 2012.  Such increase in provision was net of the effect of the increase in the FDIC shared-loss indemnification asset.  As a result, the allowance for covered loans increased from $37.3 million at December 31, 2011 to $56.9 million at September 30, 2012.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2012	2011	%	2012	2011	%
	(Dollars in thousands)			(Dollars in thousands)
Non-covered loans
Balance at beginning of period	$37,402	$34,229	9.3%	$37,010	$31,430	17.8%
Provision for non-covered loan and lease losses	3,600	3,800	-5.3%	10,400	11,400	-8.8%
Charge-offs	(2,090)	(2,281)	-8.4%	(8,711)	(7,292)	19.5%
Recoveries	208	121	71.9%	421	331	27.2%
Balance at end of period	$39,120	$35,869	9.1%	$39,120	$35,869	9.1%
Allowance for loans and lease losses to:
Total loans, excluding covered loans	3.29%	3.08%	6.8%
Non-performing loans, excluding covered loans	33.21%	27.08%	22.6%
Covered loans
Balance at beginning of period	$58,628	$53,036	10.5%	$37,256	$49,286	-24.4%
Provision for (recapture of) covered loan and lease losses, net	221	(1,936)	-111.4%	8,845	(1,387)	-737.7%
FDIC shared-loss portion on provision for (recapture of) loan and lease losses	(1,984)	(13,860)	-85.7%	10,764	(10,659)	-201.0%
Balance at end of period	$56,865	$37,240	52.7%	$56,865	$37,240	52.7%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Allowance balance:
Mortgage	$21,053	$21,652	-2.8%
Commercial	15,439	12,548	23.0%
Consumer	1,174	1,423	-17.5%
Leasing	244	845	-71.1%
Unallocated allowance	1,210	542	123.2%
Total allowance balance	$39,120	$37,010	5.7%
Allowance composition:
Mortgage	53.82%	58.52%	-8.0%
Commercial	39.47%	33.90%	16.4%
Consumer	3.00%	3.84%	-21.9%
Leasing	0.62%	2.28%	-72.8%
Unallocated allowance	3.09%	1.46%	111.6%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.73%	2.64%	3.4%
Commercial	4.56%	4.16%	9.6%
Consumer	2.64%	3.79%	-30.3%
Leasing	0.72%	3.28%	-78.0%
Unallocated allowance to total loans	0.10%	0.05%	100.0%
Total allowance to total loans, excluding covered loans	3.29%	3.12%	5.4%
Allowance coverage ratio to non-performing loans:
Mortgage	23.95%	22.32%	7.3%
Commercial	52.07%	33.92%	53.5%
Consumer	462.20%	216.59%	113.4%
Leasing	2218.18%	828.43%	167.8%
Total	33.21%	27.46%	20.9%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED LOAN AND LEASES

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2012	2011	%	2012	2011	%
	(In thousands)			(In thousands)
Mortgage
Charge-offs	$(1,752)	$(1,391)	26.0%	$(4,621)	$(4,480)	3.1%
Recoveries	131	-	-	131	45	191.1%
Total	(1,621)	(1,391)	16.5%	(4,490)	(4,435)	1.2%
Commercial
Charge-offs	(65)	(440)	-85.2%	(3,423)	(1,478)	131.6%
Recoveries	28	56	-50.0%	129	108	19.4%
Total	(37)	(384)	-90.4%	(3,294)	(1,370)	140.4%
Consumer
Charge-offs	(198)	(368)	-46.2%	(563)	(1,160)	-51.5%
Recoveries	46	63	-27.0%	153	175	-12.6%
Total	(152)	(305)	-50.2%	(410)	(985)	-58.4%
Leasing
Charge-offs	(75)	(82)	-8.5%	(104)	(174)	-40.2%
Recoveries	3	2	50.0%	8	3	166.7%
Total	(72)	(80)	-10.0%	(96)	(171)	-43.9%
Net credit losses
Total charge-offs	(2,090)	(2,281)	-8.4%	(8,711)	(7,292)	19.5%
Total recoveries	208	121	71.9%	421	331	27.2%
Total	$(1,882)	$(2,160)	-12.9%	$(8,290)	$(6,961)	19.1%
Net credit losses to average loans outstanding:
Mortgage	0.80%	0.64%	24.9%	0.73%	0.67%	8.3%
Commercial	0.05%	0.59%	-92.1%	1.42%	0.75%	90.4%
Consumer	1.43%	3.57%	-59.8%	1.37%	4.10%	-66.7%
Leasing	0.92%	1.72%	-46.8%	0.44%	1.53%	-71.3%
Total	0.63%	0.73%	-14.3%	0.92%	0.79%	16.2%
Recoveries to charge-offs	9.95%	5.30%	87.6%	4.83%	4.54%	6.5%
Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$808,949	$866,947	-6.7%	$822,116	$879,463	-6.5%
Commercial	317,888	260,932	21.8%	309,373	245,053	26.2%
Consumer	42,382	34,188	24.0%	39,993	32,019	24.9%
Leasing	31,426	18,584	69.1%	29,126	14,906	95.4%
Total	$1,200,645	$1,180,651	1.7%	$1,200,608	$1,171,441	2.5%

TABLE 11 — NON-PERFORMING ASSETS
	September 30,	December 31,	Variance
	2012	2011	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$27,055	$27,533	-1.7%
Other loans	90,777	107,231	-15.3%
Total non-performing loans	$117,832	$134,764	-12.6%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	17,765	13,812	28.6%
Other repossessed assets not covered under the shared-loss agreement with the FDIC	97	-	100.0%
Mortgage loans held for sale in non-accrual	1,247	1,223	2.0%
	$136,941	$149,799	-8.6%
Non-performing assets to total assets, excluding covered assets	2.44%	2.42%	0.8%
Non-performing assets to total capital	17.75%	21.54%	-17.6%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,597	$1,654	$4,147	$4,152

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2012	2011	%
	(Dollars in thousands)
Non-performing loans:
Mortgage	$87,896	$97,340	-9.7%
Commercial	29,649	36,988	-19.8%
Consumer	276	334	-17.4%
Leasing	11	102	-89.2%
Total	$117,832	$134,764	-12.6%
Non-performing loans composition percentages:
Mortgage	74.6%	72.2%
Commercial	25.2%	27.4%
Consumer	0.2%	0.3%
Leasing	0.0%	0.1%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans	9.96%	11.42%	-12.8%
Total assets, excluding covered assets	2.10%	2.18%	-3.7%
Total capital	15.27%	19.38%	-21.2%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans	3.07%	2.77%	10.8%
Non-performing loans, excluding covered loans	30.89%	24.45%	26.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken, excluding covered loans	29.59%	23.73%	24.7%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken, excluding covered loans	48.04%	36.35%	32.2%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

September 30, 2012
Higher-Risk Residential Mortgage Loans*
High Loan-to-Value Ratio Mortgages
Junior Lien Mortgages	Interest Only Loans	LTV 90% and over
Carrying	Carrying	Carrying

Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
(In thousands)

Delinquency:
0 - 89 days	$15,753	$262	1.66%	$28,891	$600	2.08%	$74,743	$1,804	2.41%
90 - 119 days	393	6	1.53%	164	4	2.44%	170	18	10.59%
120 - 179 days	114	10	8.77%	-	-	0.00%	1,538	111	7.22%
180 - 364 days	961	72	7.49%	1,064	144	13.53%	3,149	261	8.29%
365+ days	1,537	243	15.81%	3,503	802	22.89%	10,040	1,576	15.70%
Total	$18,758	$593	3.16%	$33,622	$1,550	4.61%	$89,640	$3,770	4.21%
Percentage of total loans not covered by FDIC shared-loss agreements	1.54%			2.75%			7.34%
Refinanced or Modified Loans:
Amount	$2,525	$243	9.62%	$-	$-	0.00%	$17,941	$1,558	8.68%
Percentage of Higher-Risk Loan Category	13.46%			0.00%			20.01%
Loan-to-Value Ratio:
Under 70%	$14,133	$405	2.87%	$5,064	$168	3.32%	$-	$-	-
70% - 79%	2,966	51	1.72%	7,340	477	6.50%	-	-	-
80% - 89%	1,060	39	3.68%	8,673	341	3.93%	-	-	-
90% and over	599	98	16.36%	12,545	564	4.50%	89,640	3,770	4.21%
	$18,758	$593	3.16%	$33,622	$1,550	4.61%	$89,640	$3,770	4.21%

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2012 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$14,241	9.76%	$12,546	8.91%
+ 100 Basis points	$7,429	5.09%	$6,636	4.71%
- 50 Basis points	$(4,280)	-2.93%	$(3,997)	-2.84%

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

Following is a summary of certain strategies, including derivative activities, currently used by the Group to manage interest rate risk:

Interest rate swaps — The Group entered into forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $58.3 million was recognized at September 30, 2012, related to the valuation of these swaps. Refer to Note 8 of the unaudited consolidated financial statements for a description of these swaps.

Swap options — In July 2012, the Group purchased options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $200 million. At September 30, 2012, the purchased options used to manage the exposure on the interest rate swaps represented an asset of $5.4 million in the consolidated statements of financial position.

S&P options — The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the S&P 500 Index. The Group uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of S&P 500 Index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

At September 30, 2012 and December 31, 2011, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposits represented an asset of $13.1 million and $9.3 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $12.6 million and $9.4 million, respectively, recorded in deposits.

Wholesale borrowings — The Group uses interest rate swaps to hedge the variability of interest cash flows of certain repurchase agreements and advances from FHLB that are tied to a variable rate index. The interest rate swaps effectively fix the Group’s interest payments on these borrowings. As of September 30, 2012, the Group had $975 billion in interest rate swaps at an average rate of 2.22% designated as cash flow hedges for $750 million in repurchase agreements and $225 million in advances from FHLB that reprice or are being rolled over on a monthly basis.  As of September 30, 2012, the Group had $150 million in forward-settle interest rate swaps at an average rate of 2.78% designated as cash flow hedges.

In addition, the Group has outstanding structured repurchase agreements and advances from FHLB in which the counterparty has the right to put back the borrowing to the Group before their stated maturity under certain conditions.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities. In Puerto Rico, the Group’s principal market, according to government data, the economic recession moderated in calendar year 2012 and is expected to improve in calendar year 2013. However, economic growth remains a challenge due to the lack of significant employment growth and a housing sector that remains under pressure in spite of progress made by the Puerto Rico government in reducing its fiscal deficit.

The Group manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Group also employs proactive collection and loss mitigation practices.

The Group may also encounter risk of default in relation to its securities portfolio. The securities held by the Group are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government. At September 30, 2012, the available-for-sale securities portfolio also includes approximately $29 million in structured credit investments that are considered of a higher credit risk than agency securities.

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

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is dependent upon other wholesale funding sources. Although the Group has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. The Group’s repurchase agreements have been structured with initial terms that mature in ten years, and for four repurchase agreements totaling $1.75 billion, the counterparties have the right to exercise at par on a quarterly basis put options before their contractual maturities. The Group’s $500 million repurchase agreement that matures on March 2, 2017 also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.

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

As of September 30, 2012, the Group had approximately $515.5 million in cash and cash equivalents, $270.0 million in securities purchased under agreements to resell, $135.8 million in investment securities, $590.8 million in commercial loans, $428.5 million in mortgage loans, $54.6 million in consumer loans, and $37.4 million in leases available to cover liquidity needs.

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

Internal Control over Financial Reporting

There was no change in the Group’s internal control over financial reporting (as such term is defined on rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

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

A decline in the market value of the Group’s investment securities portfolio could adversely impact its regulatory capital ratios.

The Federal Reserve Board, together with other federal banking regulatory agencies, recently issued proposed capital rules to implement the so-called “Basel III” capital framework in the United States. Among other things, the proposed rules would require banking organizations such as Oriental Bank to include gains and losses on its securities holdings classified as available-for-sale (“AFS”) in its common equity tier 1 capital (“CET1”). This aspect of the rules would be phased in over six years with full gain and loss flow-through to capital starting in 2018. Currently, unrealized losses on AFS equity securities are counted against Tier 1 capital, unrealized gains on AFS equity securities are partially included in Tier 2 capital and unrealized gains and losses on AFS debt securities are excluded from regulatory capital. However, these unrealized gains and losses are reflected in stockholders’ equity under accounting principles generally accepted in the United States (“GAAP”). The agencies’ proposals introduce the concept of CET1—which is comprised of qualifying common stock instruments, retained earnings, accumulated other comprehensive income (“AOCI”), certain qualifying minority interests in consolidated subsidiaries and other adjustments and establish a new minimum ratio of CET1 to total risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% to be phased in over several years. Because of the inclusion of AOCI, unlike the current general risk-based capital rules, unrealized gains and losses on all AFS-classified securities would flow through to CET1 capital, after the transition period, if the proposals are adopted in their current form. The Group’s CET1 levels are likely to be significantly more volatile under the agencies’ proposals than previously because unrealized gains and losses on AFS classified securities recognized in stockholders’ equity on the balance sheet for accounting purposes would also be incorporated for regulatory capital purposes. Accordingly, a decline in the market value of the Group’s investment securities portfolio could adversely impact its regulatory capital ratios.

The Group operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

The Group’s operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of its operations. Because its business is highly regulated, the laws, rules and regulations applicable to the Group are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower and to affiliates; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; (vii) caps on the interchange fees that banks are able to charge merchants for debit card transactions pursuant to the “Durbin Amendment”; and (viii) numerous other provisions designed to improve supervision and oversight of the financial services industry. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. It also creates a new consumer financial protection regulator, the Consumer Financial Protection Bureau (“CFPB”), which assumed most of the consumer financial protection regulatory responsibilities that were exercised by federal banking regulators and other agencies. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly-traded companies, including the Group.

Certain recent regulatory changes under the Dodd-Frank Act, and otherwise, apply only to depository institutions with more than $10 billion in total assets, including requirements to undergo regular “stress testing” of capital under hypothetical adverse economic scenarios, “large bank” adjustments to assessments paid to the FDIC for deposit insurance, supervision and examination by the CFPB, and requirements to establish a risk committee on a company’s board of directors. In addition, financial institutions with more than $10 billion in assets will not be eligible for the “commercial end user” exemption to Dodd-Frank Act’s mandatory clearing requirements for swaps and security-based swaps transactions used to hedge commercial risk. Although the Group expects that it and Oriental Bank will have total assets of less than $10 billion after the Closing of the proposed BBVAPR Acquisition and the planned deleveraging of the Oriental Bank’s and BBVAPR Bank’s investment securities and wholesale funding portfolios, the Group and Oriental Bank may still be treated for certain regulatory and supervisory purposes as institutions with more than $10 billion in assets based on the combined total assets of the Oriental Bank and BBVAPR Bank prior to the merger, until such time as the Bank (or the Group, as applicable) has closed four consecutive quarters with $10 billion or less in total assets. If the Group is not able to complete the deleveraging or otherwise grows to have more than $10 billion of assets through additional acquisitions or organic growth, the Group’s costs of doing business would be likely to increase permanently as a result of these requirements.

Given that many of the provisions of the Dodd-Frank Act are being implemented over time and are subject to implementing regulations, the full extent of the impact that such requirements, and other legislative and regulatory developments, will have on the Group’s operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of the Group’s business activities, require changes to certain of its business practices, impose upon the Group more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect the Group’s business. In particular, the potential impact of the Dodd-Frank Act on the Group’s operations and activities, both currently and prospectively, include, among others:

•          a reduction in the Group’s ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•          increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•          the limitation on the Group’s ability to raise capital through the use of trust preferred securities as these securities will no longer be included as Tier I capital going forward; and

•          the limitation on the Group’s ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, the Group may be required to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact the Group’s results of operations and financial condition. While the Group cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have, these changes could be materially adverse to the Group results of operations.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase the Group’s tax burden or otherwise adversely affect its financial condition, results of operations or cash flows.

OIB, the Group’s international banking entity pursuant to the International Banking Center Regulatory Act of Puerto Rico (the “IBE Act”), provides the Group with significant tax advantages. OIB is exempt from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed the Group to have effective tax rates significantly below the maximum statutory tax rates. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to international banking entities. Recently, a new Puerto Rico law was enacted in this area. Although it did not repeal the IBE Act, the new law does not allow new license applications under the IBE Act to organize and operate an international banking entity. Any newly organized entity (now called an “international financial entity”) must be licensed under the new law and such entity (as opposed to existing international banking entities organized under the IBE Act, including OIB, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate. In the event other legislation is passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by international banking entities, the consequences could have a materially adverse impact on the Group, including increasing the tax burden or otherwise adversely affecting the Group’s financial condition, results of operations or cash flows.

Risks Related to the Proposed BBVAPR Acquisition

The BBVAPR Companies are subject to similar business risks that the Group faces.

The BBVAPR Companies concentrate their business activities in the geographic area, operate their businesses and offer financial products that are similar to the Group’s, and therefore, the BBVAPR Companies are affected by many of the same macroeconomic conditions in Puerto Rico and similar risks faced by the Group in its business operations.

The Group may not receive the necessary regulatory approvals to consummate the BBVAPR Acquisition.

The consummation of the proposed BBVAPR Acquisition is subject to the receipt of all necessary regulatory approvals, including those of federal and Puerto Rico bank regulators. In determining whether to approve a proposed acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, the Group’s financial condition and future prospects, and the financial stability of the United States. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act of 1977) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted at all or may be granted only on terms that are so materially burdensome that they would prevent completion of the proposed transaction pursuant to the Acquisition Agreement. The Group may also be required to sell branches as a condition to receiving regulatory approval and be subject to the Group’s ability to find third-party purchasers for the divestitures of such branches on satisfactory terms and conditions, which may reduce the benefit of the BBVAPR Acquisition. There can be no assurance as to when or whether these regulatory approvals will be received or the conditions associated with any approval.

The Group may not be able to realize the anticipated benefits of the BBVAPR Acquisition.

The Group’s future growth and profitability depend, in part, on the ability to successfully manage the combined operations. The success of the Group’s proposed BBVAPR Acquisition will depend on, among other things, its ability to assess the quality of assets acquired, to realize anticipated cost savings and to integrate the acquired companies in a manner that permits growth opportunities and does not materially disrupt the Group’s or the BBVAPR Companies’ existing customer relationships or result in decreased revenues resulting from any loss of customers. If the Group is not able to successfully achieve these objectives, the anticipated benefits of the BBVAPR Acquisition may not be realized fully or at all or may take longer to realize than expected.

Loans that the Group will acquire in the BBVAPR Acquisition may be subject to greater than anticipated impairment.

The Group will make fair value estimates of certain assets and liabilities in recording the BBVAPR Acquisition. Actual values of these assets and liabilities could differ from the Group’s estimates, which could result in the Group not achieving the anticipated benefits of the BBVAPR Acquisition. In addition, BBVAPR Bank’s loan scoring system may be different than the Group’s, and as the Group evaluates BBVAPR Bank’s loan portfolio using the its systems, the Group may have to make additional adjustments.

Given the economic conditions in Puerto Rico, the Group may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses on the loans acquired that could adversely affect the Group’s financial condition and results of operations in the future.

The Group may not be able to complete the planned deleveraging of Oriental Bank’s and BBVAPR Bank’s investment securities and wholesale funding portfolios.

In connection with the BBVAPR Acquisition, the Group intends to complete the sale of approximately $1.6 billion of its and BBVAPR Bank’s investment securities and use the proceeds from such sales as well as approximately $200 million of cash to repay approximately $1.8 billion of its and BBVAPR Bank’s wholesale funding to further shift the Group’s funding base from investment securities and wholesale funding to higher yielding assets, reduce interest rate sensitivity and improve regulatory capital ratios. The completion of the deleveraging transactions could be delayed or the Group may not be able to complete the deleveraging on satisfactory terms or at all. If the Group is unable to complete the deleveraging in a timely manner, it may be permanently subject to additional regulatory requirements (see “—The Group operates in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.”) and may be required to raise additional capital. The Group expects to incur a one-time charge to income before income taxes of approximately $10 million (or $7.6 million after giving effect to income taxes) as well as a reduction to pre-tax income of approximately $6.2 million in 2013 and approximately $4.0 million in 2014 (or $4.3 million and $2.8 million, respectively, after giving effect to income taxes) in connection with the deleveraging; however, the Group could incur larger than expected losses based on market conditions at the time the deleveraging is completed, and those losses could be material.

The Group may not be able to integrate BBVAPR’s business into its operations.

The successful integration of BBVAPR’s banking operations and the Group’s future growth and profitability depend in part on the Group’s ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls and policies, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect its operations or results. The loss of key employees in connection with this acquisition could adversely affect the Group’s ability to successfully conduct the combined operations. In connection with the BBVAPR Acquisition, the BBVAPR Companies have offered bonuses to certain of their executives if they remain with the BBVAPR Companies through the Closing. However, there can be no assurance that any of these executives will choose to continue working at the combined business following the completion of the BBVAPR Acquisition, or if they do, that the Group will be able to successfully integrate any of these executives as part of its management team in the combined business.

The BBVAPR Acquisition may also result in business disruptions that cause the Group to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to the proposed acquisition could disrupt the Group’s ongoing business or result in inconsistencies in customer service that could adversely affect the Group’s ability to maintain relationships with clients, customers, depositors and employees. The Group’s inability to overcome these risks could have a material adverse effect on its business or financial condition, results of operations and future prospects. There is no assurance that the Group’s integration efforts will not result in other unanticipated costs.

The Group may not be able to agree with BBVA on a transition services agreement that will provide the Group with sufficient services to facilitate the integration of the BBVAPR Acquisition.

At Closing, BBVA and the Group will enter into a transition services agreement pursuant to which BBVA will provide the Group with certain services to assist with the day-to-day operations of the acquired companies and their transition to the Group’s infrastructure, and to provide data for the integration of information, for a period of up to 12 months. There can be no assurance that the services that BBVA agrees to provide to the Group will be sufficient, in scope or duration, to ensure the successful integration of the BBVAPR Companies.

If the BBVAPR Acquisition is completed, we will incur significant transaction and acquisition-related costs.

If the BBVAPR Acquisition is completed, the Group expects to incur certain one-time restructuring charges of approximately $40 million in connection with the transaction. The substantial majority of non-recurring expenses resulting from the BBVAPR Acquisition will be comprised of transaction costs related to the BBVAPR Acquisition and financing arrangements and employment-related costs. The Group also will incur transaction fees and costs related to formulating and implementing integration plans. The Group continues to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the business integration of the two groups of companies. Although the Group expects that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses should allow the Group to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

The Group may fail to consummate the BBVAPR Acquisition, which may subject it to penalties.

While the Group intends and expects to meet all of the conditions required to consummate the BBVAPR Acquisition, the Group’s ability to consummate the BBVAPR Acquisition is subject to certain events that are beyond its control. These events include the receipt of regulatory approvals from the FDIC, the Federal Reserve Board, FINRA and the OCFI (the “Approvals”). On October 10, 2012, the OCFI approved Oriental’s acquisition of BBVAPR Bank and the merger of BBVAPR Bank with and into Oriental Bank, with Oriental Bank as the surviving entity. See “—The Group may not receive the necessary regulatory approvals to consummate the BBVAPR Acquisition.” for factors that the federal bank regulators may consider in granting the Approvals.

Under the Acquisition Agreement, the Group may be subject to a termination fee of $25 million if the Closing does not occur before one year after execution of the Acquisition Agreement (or before 15 months after execution of the Acquisition Agreement in certain circumstances), the Acquisition Agreement is terminated, and the failure to close within one year (or such later date) is due to the Group’s inability to raise the specified additional funds or to obtain the Approvals or any other reason other than certain breaches by BBVA, subject to certain conditions. In addition, BBVA could seek damages in excess of $25 million if BBVA terminates the Acquisition Agreement due to the Group’s failure to satisfy the funding requirement or if the Group’s willful and knowing breach of the Acquisition Agreement is the proximate cause of the Closing not having been consummated, and BBVA suffers losses as a result in excess of the $25 million termination fee. If BBVA decides to terminate the Acquisition Agreement and collect the termination fee, such additional damages would be limited to BBVA’s losses in excess of the termination fee, and could not exceed an additional $25 million. Such limit would not apply if BBVA does not elect to terminate the Acquisition Agreement and collect the termination fee.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Information as to the sale of the Convertible Preferred Stock was furnished in the Group’s Current Report on Form 8-K filed with the SEC on July 3, 2012.  The shares of Convertible Preferred Stock were purchased by “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.                                                                            Description of Document:

2.1      Acquisition Agreement, dated June 28, 2012, between the Group and Banco Bilbao Vizcaya Argentaria, S.A., relating to the purchase and sale of 100% of the common stock of each of BBVA PR Holding Corporation and BBVA Securities of Puerto Rico, Inc. (1)

3.1      Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D. (2)

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from Oriental Financial Group Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(1)     Incorporated herein by reference to Exhibit 2.1 of the Group’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(2)     Incorporated herein by reference to Exhibit 3.1 of the Group’s Current Report on Form 8-K filed with the SEC on November 8, 2012.

(3)     Incorporated herein by reference to Exhibit 3.2 of the Group’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

(4)     Incorporated herein by reference to Exhibit 4.1 of the Group’s Current Report on Form 8-K filed with the SEC on July 3, 2012.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 9, 2012
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: November 9, 2012
Ganesh Kumar
Executive Vice President and Chief Financial Officer