Form 10-K
period 2012-12-31
ORIENTAL FINANCIAL GROUP INC
filed 2013-03-15
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2012

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from to                      to                     .

Commission File No. 001-12647

ORIENTAL FINANCIAL GROUP INC.

Incorporated in the Commonwealth of Puerto Rico

IRS Employer Identification No. 66-0538893

Principal Executive Offices:

254 Muñoz Rivera Avenue

Oriental Center, 15th Floor

San Juan, Puerto Rico 00918

Telephone Number: (787) 771-6800

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock ($1.00 par value per share)

7.125% Noncumulative Monthly Income Preferred Stock, Series A  ($25.00 liquidation preference per share)

7.0% Noncumulative Monthly Income Preferred Stock, Series B  ($25.00 liquidation preference per share)

8.75% Noncumulative Convertible Perpetual Preferred Stock, Series C  ($1,000.00 liquidation preference per share)

7.125% Noncumulative Perpetual Preferred Stock, Series D  ($25.00 liquidation preference per share)

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

Large accelerated filer ☐.	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of Oriental Financial Group Inc. (the “Group”) was approximately $451.3 million as of June 30, 2012 based upon 40,730,831 shares outstanding and the reported closing price of $11.08 on the New York Stock Exchange on that date.

As of February 28, 2013, the Group had  45,618,099 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Group’s definitive proxy statement relating to the 2013 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III.

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

For the Year Ended December 31, 2012

TABLE OF CONTENTS

PART I

Item 1.	Business.........................................................................................................................................................................................	4-17

Item 1A.	Risk Factors..................................................................................................................................................................................	17-28

Item 1B.	Unresolved Staff Comments.....................................................................................................................................................	28

Item 2.	Properties.......................................................................................................................................................................................	28

Item 3.	Legal Proceedings........................................................................................................................................................................	28-29

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities...........................................................................................................................................................................

		29-30

Item 6.	Selected Financial Data..............................................................................................................................................................	31-33

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................	34-84

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk............................................................................................	85-89

Item 8.	Financial Statements and Supplementary Data....................................................................................................................	90-202

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................	202

Item 9A.	Controls and Procedures.............................................................................................................................................................	203

Item 9B.	Other Information.......................................................................................................................................................................	203

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................	204

PART IV

Item 15.	Exhibits and Financial Statement Schedules .........................................................................................................................	204-208

FORWARD-LOOKING STATEMENTS

The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of Oriental Financial Group Inc. (“we,” “our,” “us” or the “Group”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Group’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

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

•      additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•      possible legislative, tax or regulatory changes; and

•      difficulties in integrating the acquired Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S. A.  (“BBVAPR”) into the Group’s operations.

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

ITEM 1.      BUSINESS

General

The Group is a publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of banking and financial services through its subsidiaries. The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Group provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer and mortgage lending; leasing; checking and savings accounts; financial planning, insurance, financial service, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico.  The Group provides these services through various subsidiaries including, a commercial bank, Oriental Bank (formerly known as Oriental Bank and Trust), two securities broker-dealers, Oriental Financial Services Corp. (“Oriental Financial Services”) and OFS Securities, Inc. (“OFS Securities”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”).  All of our subsidiaries are based in San Juan, Puerto Rico, except for CPC which is based in Boca Raton, Florida.  The Group has 64 branches in Puerto Rico.  The Group’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

The Group’s strategy involves:

•         Strengthening its banking and financial services franchise by expanding its ability to attract deposits and build relationships with individual customers and professionals and mid-market commercial businesses through aggressive marketing and expansion of its sales force;

•         Focusing on greater growth in commercial, consumer and mortgage lending, trust and financial services and insurance products; and increasing the level of integration in the marketing and delivery of banking and financial services;

•         Matching its portfolio of investment securities with the related funding to achieve favorable spreads, and primarily investing in U.S. government agency obligations.

•         Improving operating efficiencies, and continuing to maintain effective asset-liability management; and

•          Implementing a broad ranging effort to instill in employees and make customers aware of the Group’s determination to effectively serve and advise its customer base in a responsive and professional manner.

Together with a highly experienced group of senior and mid level executives and the benefits from the acquisitions of Eurobank and BBVAPR, this strategy has resulted in sustained growth in the Group’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing the Group to distinguish itself in a highly competitive industry. The Group is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, especially given market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Group’s long-term goal.

The Group’s principal funding sources are branch deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances, wholesale deposits, and subordinated capital notes. Through its branch network, Oriental Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures Oriental Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the London Interbank Offered Rate (“LIBOR”), and mainland U.S. market interest rates.

Significant Transactions During 2012 – The BBVAPR Acquisition

On December 18, 2012, the Group purchased from Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), an insurance agency, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities”), a registered broker-dealer. This transaction is referred to as the “BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as “BBVAPR” or the “BBVAPR Companies.”

The Group acquired all of the outstanding common stock of BBVAPR Holding and BBVA Securities for an aggregate purchase price of $500 million. Since the BBVAPR Acquisition, the Group has pursued the legal integration of the BBVAPR Companies with its various subsidiaries.  Immediately following the closing of the BBVAPR Acquisition, the Group merged BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. Shortly thereafter, BBVAPR Holding was merged with and into the Group, with the Group continuing as the surviving entity, in January 2013 BBVA Seguros (now known as Oriental Seguros) was liquidated and its assets were contributed by the Group to Oriental Insurance, and the Group has applied to the Financial Industry Regulatory Authority (“FINRA”) for approval to merge BBVA Securities (now known as OFS Securities) with and into Oriental Financial Services, with Oriental Financial Services to continue as the surviving entity.  The audited consolidated financial statements contemplate the effect of the BBVAPR Acquisition.

In connection with the BBVAPR Acquisition, the Group sold:

(i)                   84,000 shares of its 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (the “Convertible Preferred Stock”), on July, 3, 2012 at a purchase price of $1,000 per share in a private placement;

(ii)                 4,829,267 shares of its common stock on October 31, 2012 at a per share offering price of $11.10 in a registered public offering; and

(iii)                960,000 shares of its 7.125% Non-Cumulative Perpetual Preferred Stock, Series D (the “Series D Preferred Stock”) on November 5, 2012 at a per share offering price of $25 in a registered public offering.

The Group used the net proceeds of the foregoing issuances together with its own excess capital to fund the purchase price of the BBVAPR Acquisition.

Based on the closing of the BBVAPR Acquisition as of December 18, 2012, the Group (a) acquired (at an estimated fair value) $3.560 billion in loans, $561.6 million in investment securities, $41.6 million in foreclosed or repossessed assets, $394.6 million in cash and cash equivalents, $66.5 million in premises and equipment, $13.5 million in a core deposit and customer relationship intangibles, and $191.8 million in other assets, and (b) assumed $3.494 billion in deposits, $818.1 million in borrowings, and $79.0 million in other liabilities.

Segment Disclosure

The Group has three reportable segments: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated. The operations and results of BBVAPR for the period from December 18, 2012 to December 31, 2012 are considered a separate segment from those reportable segments detailed above.  During that period, management evaluated the performance of this acquired business as a stand-alone segment rather than allocated to the aforementioned reportable segments.  The Group is in the process of assessing the distribution of said operations into existing or new reportable segments as deemed applicable.

For detailed information regarding the performance of the Group’s operating segments, please refer to Note 21 to the Group’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank (“Bank”), the Group’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 64 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in

April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, leasing and consumer lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates two international banking entities (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”).  The IBE Unit and Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial, consumer and mortgage loans, and leasing. The Bank’s significant lending activities are with consumers located in Puerto Rico. The Bank’s lending and leasing transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto.

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

Loan Underwriting

Residential mortgage loans:  All loan originations, regardless of whether originated through the Group’s retail banking network or purchased from third parties, must be underwritten in accordance with the Group’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. The Group’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. The Group’s underwriting personnel, while operating within the Group’s loan offices, make underwriting decisions independent of the Group’s mortgage loan origination personnel.  For the residential mortgage loans originated by the BBVAPR’s operations, in the short period from December 18, 2012 through December 31, 2012,  the Group followed similar underwriting standards as the legacy portfolio, as the majority of the loans are conforming that need to comply with relative underwriting standards for the authorities cited above.

Commercial loans: Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, the Group’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity. Commercial term loans are typically made to finance the acquisition of fixed assets, provide permanent working capital or to finance the purchase of businesses. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, or another established index.  There were no significant commercial loan originations for the short period December 18, 2012 through December 31, 2012 from the BBVAPR’s operations.

Auto loans:  The Group provides financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto credit department committee of the Group. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands.

The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination process. Underwriting procedures, lending limits, interest rate approval, insurance coverage, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The credit scoring system is a fundamental part of the decision process.

Sale of Loans and Securitization Activities

The Group may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Group is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Group can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities which the Group then sells to securities broker-dealers. The issuance of mortgage-backed securities provides the Group with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Group also has the option to sell such loans through the FNMA and FHLMC cash window programs. At December 31, 2012, the Group has integrated secondary market activities of BBVAPR into its processes.

Financial Service Activities

Financial Service activities are generated by such businesses as securities brokerage, trust services, retirement planning, insurance, pension administration, and other financial services.

Oriental Financial Services and OFS Securities are Puerto Rico corporations and the Group’s subsidiaries engaged in securities brokerage and investment banking activities in accordance with the Group’s strategy of providing fully integrated financial solutions to the Group’s clients.  Oriental Financial Services and OFS Securities, both members of FINRA and the Securities Investor Protection Corporation, are registered securities broker-dealers pursuant to Section 15(b) of the Securities Exchange Act of 1934. Both broker-dealers do not carry customer accounts and are, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. They clear securities transactions through Pershing LLC, a clearing agent that carries the accounts of their customers on a “fully disclosed” basis.

Both broker-dealers offer securities brokerage services covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients.  They also offer separately managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing.

Oriental Financial Services also manages and participates in public offerings and private placements of debt and equity securities in Puerto Rico and engages in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Investment banking revenue from such activities includes gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which it acts as an underwriter or agent. Investment banking revenue also includes fees earned from providing merger-and-acquisition and financial restructuring advisory services.

As a result of the BBVAPR Acquisition, the Bank acquired a municipal securities division (the “MSD”) and succeeded to the registration as a municipal securities dealer of BBVAPR División de Valores Municipales.  The MSD is a separately identifiable division of the Bank and is registered with the SEC.  The FDIC is the appropriate regulatory agency of the MSD’s municipal securities activities.

Oriental Insurance is a Puerto Rico corporation and the Group’s subsidiary engaged in insurance agency services. It was established by the Group to take advantage of the cross-marketing opportunities provided by financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and anticipates continued growth as it expands the products and services it provides and continues to cross market its services to the Group’s existing customer base.

CPC, a Florida corporation, is the Group’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico, and the Caribbean.

Treasury Activities

Treasury activities encompass all of the Group’s treasury-related functions. The Group’s investment portfolio consists of mortgage-backed securities, obligations of U.S. Government sponsored agencies, Puerto Rico Government and agency obligations and money market instruments. Agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of the Group is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Group also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Group encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Group has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and financial services at most of its branch locations. Recent consolidations among Puerto Rico banks have created an environment for more rational loan and deposit pricing. The Group’s ability to originate loans depends primarily on the service it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

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

The Group’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing and selling of mortgage loans and the sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisal reports, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Group is also subject to regulation by the OCFI with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.

The Group and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. Oriental Financial Services and OFS Securities, as  registered broker-dealers, are subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of their securities business, including record keeping and reporting requirements, supervision and licensing of employees, and obligations to customers.

Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico in matters relating to insurance sales, including but not limited to, licensing of employees, sales practices, charging of commissions and reporting requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implements a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s.  It has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as the Group, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Group. A few provisions of the Dodd-Frank Act are effective immediately, while various provisions are becoming effective in stages. Many of the requirements called for in the Dodd-Frank Act are being implemented over time and most will be subject to implementing regulations.

The Dodd-Frank Act also created a new consumer financial services regulator, the Bureau of Consumer Financial Protection (the “Bureau”), which assumed most of the consumer financial services regulatory responsibilities previously exercised by federal banking regulators and other agencies. The Bureau’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws, in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof.  The Bureau also has broad powers to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

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

The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as maintenance of adequate capital. If, in the opinion of the regulatory authority, a depository institution under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (that, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such depository institution cease and desist from such practice. The Federal Reserve Board has a policy statement that provides that an insured bank or bank holding company should not maintain its existing rate of cash dividends on common stock unless (i) the organization’s net income available to common shareholders over the past year has been sufficient to fully fund the dividends and (ii) the prospective rate of earnings retention appears consistent with the organization’s capital needs, asset quality, and overall financial condition.  In addition, all insured depository institutions are subject to the capital-based limitations required by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).

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

Federal Deposit Insurance Corporation Improvement Act

Under FDICIA, the federal banking regulators must take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements. FDICIA, and the regulations issued thereunder, established five capital tiers: (i) “well capitalized,” if it has a total risk-based capital ratio of 10.0% or more, has a Tier 1 risk-based capital ratio of 6.0% or more, has a Tier 1 leverage capital ratio of 5.0% or more, and is not subject to any written capital order or directive; (ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8.0% or more, a Tier 1 risk-based capital ratio of 4.0% or more and a Tier 1 leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of “well capitalized,” (iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based ratio that is less than 4.0% or a Tier 1 leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a Tier 1 leverage capital ratio that is less than 3.0%, and (v) “critically undercapitalized,” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives a less than satisfactory examination rating in any of the following categories: capital, asset quality, management, earnings, liquidity, and sensitivity to market risk. The Bank is a “well capitalized” institution.

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

The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the Deposit Insurance Fund was raised from 1.15% to 1.35% of estimated insured deposits by September 30, 2020; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the Deposit Insurance Fund’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC temporarily insured the full amount of qualifying “noninterest-bearing transaction accounts” for 2011 and 2012.  As defined in the Dodd-Frank Act, a “noninterest-bearing transaction account” is a deposit or account maintained at a depository institution with respect to which interest is neither accrued nor paid, on which the depositor or account holder is permitted to make withdrawals by negotiable or transferrable instrument, payment orders of withdrawals, telephone or other electronic media transfers, or other similar items for the purpose of making payments or transfers to third parties or others, and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal.

Effective April 1, 2011, the FDIC amended its regulations under the FDIA, as amended by the Dodd-Frank Act, to modify the definition of a depository institution’s insurance assessment base; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement the dividend provisions of the Dodd-Frank Act; and to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur. Since the new assessment base under the Dodd-Frank Act is larger than the current assessment base, the new assessment rates adopted by the FDIC are lower than the former rates.

The Temporary Liquidity Guarantee Program (“TLGP”) of the FDIC provided two limited guarantee programs: the Debt Guarantee Program (“DGP”) and the Transaction Account Guarantee Program (“TAGP”). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities, including bank holding companies, in the period from October 14, 2008 through October 31, 2009. For eligible debt issued in that period, the FDIC provided the guarantee coverage until the earlier of the maturity date of the debt or December 31, 2012. The TAGP offered a full guarantee for non interest-bearing transaction accounts held at FDIC-insured depository institutions. The unlimited deposit coverage was voluntary for eligible institutions and in addition to the $250,000 FDIC deposit insurance per depositor that was included as part of the Emergency Economic Stabilization Act of 2008. The TAGP coverage became effective on October 14, 2008 and continued for participating institutions until December 31, 2011. The Group opted to become a participating entity on both of these programs and paid applicable fees for participation. Participants in the DGP program had a fee structure based on a sliding scale, depending on length of maturity. Shorter-term debt had a lower fee structure and longer-term debt had a higher fee. The range was 50 basis points on debt of 180 days or less, and a maximum of 100 basis points for debt with maturities of one year or longer, on an annualized basis. Any eligible entity that did not choose to opt out of the TAGP was assessed, on a quarterly basis, an annualized 10 cents per $100 fee on balances in non-interest bearing transaction accounts that exceeded the existing deposit insurance limit of $250,000. In March 2009, the Bank issued $105 million in notes guaranteed under the TLGP. These notes matured on March 16, 2012.

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2012, the Bank was a well capitalized institution and was therefore not subject to these limitations on brokered deposits.

Regulatory Capital Requirements

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively, “Tier 1 Capital”). Banking organizations are expected to maintain at least 50 percent of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2013. However, such instruments issued before May 19, 2010, by a bank holding company, such as the Group, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.  Although the Dodd-Frank Act required federal banking regulators to implement the Collins Amendment by January 2012, the Federal Reserve Board, on June 7, 2012, issued three notices of proposed rulemaking addressing the implementation of Basel III regulatory capital reforms as well as the capital requirements under the Dodd-Frank Act, including the Collins Amendment.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2012, the Group was in compliance with all capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Transactions with Affiliates and Related Parties

Transactions between the Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank, including investment funds for which the bank or any of its affiliates is an investment advisor. Generally, sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, acceptance of securities issued by the affiliate as collateral for a loan or extension of credit, issuance of guarantees and other similar types of transactions. The Dodd-Frank Act expanded the scope of transactions treated as “covered transactions” to include credit exposure to an affiliate on derivatives transactions, credit exposure resulting from a securities borrowing or lending transaction, or derivative transaction, and acceptances of affiliate-issued debt obligations as collateral for a loan or extension of credit. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100 to 130 percent of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Regulation W of the Federal Reserve Board comprehensively implements sections 23A and 23B. The regulation unified and updated staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Group, Oriental Financial Services, OFS Securities and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.

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

The Group has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of the Group’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Group; management’s assessment as to the effectiveness of the Group’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Group’s internal control over financial reporting. As of December 31, 2012, the Group’s management concluded that its internal control over financial reporting was effective.

As allowed by SEC guidance, management excluded from its assessment of the effectiveness of the Group’s internal control over financial reporting as of December 31, 2012, the recently acquired BBVAPR Companies, which included total assets of $4.472 billion, total liabilities of $3.969 billion and net interest income of $7.8 million in the Group’s consolidated financial statements as of and for the year ended December 31, 2012.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2012, legal surplus amounted to $52.1 million (December 31, 2011 — $50.2 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is presently no maximum rate for retail installment sales contracts and for credit card purchases.

Puerto Rico Internal Revenue Code

On January 31, 2011, the Governor of Puerto Rico signed into law the second and last phase of the Administration’s tax reform bill. It creates the Internal Revenue Code for a New Puerto Rico, which has been subsequently amended several times (the “2011 Code”). The 2011 Code provides for the gradual repeal of the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for the 2011, 2012 and 2013 taxable years.  As of the 2014 taxable year, the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the alternative minimum tax (“AMT”) from 22% to 20%. It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for the income earned by international banking entities, which is currently fully exempt, but was subject to a 5% income tax for the 2009, 2010 and 2011 taxable years.  Under the 2011 Code, a corporate taxpayer had a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election was required with the filing of the 2011 income tax return and, once made, was irrevocable for such taxable year and for each of the next four taxable years. The Group elected to implement and file its income tax returns pursuant to the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

International Banking Center Regulatory Act of Puerto Rico

The business and operations of the Bank’s IBE Unit and Subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI, if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300 thousand of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBE Unit and Subsidiary have to maintain books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements.

The IBE Act empowers the OCFI to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the OCFI finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In 2012, the IBE Act was amended to prohibit new license applications to organize and operate an IBE.  Any newly organized entity (now called an “international financial entity”) must be licensed under a new law, and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and Subsidiary, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate.

Employees

At December 31, 2012, the Group had 1,654 employees. None of its employees is represented by a collective bargaining group. The Group considers its employee relations to be good.

Internet Access to Reports

The Group’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the “Investor Relations” link of the Group’s internet website at www.orientalbank.com, as soon as reasonably practicable after the Group electronically files such material with, or furnishes it to, the SEC.

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

ITEM 1A.      RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the following risk factors, as updated by other filings the Group makes with the SEC under the Exchange Act.  Additional risks and uncertainties not presently known to us at this time or that the Group currently deems immaterial may also adversely affect the Group’s business, financial condition or results of operations.

Most of our business is conducted in Puerto Rico, which in recent years has experienced a downturn in the economy and in the real estate market.

Because most of our business activities are conducted in Puerto Rico and a significant portion of our credit exposure on our loan portfolio, which is the largest component of our interest-earning assets, is concentrated in Puerto Rico, our profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of our loans and loan servicing portfolio.

The economy of Puerto Rico entered into a recession in the fourth quarter of the government’s fiscal year ended June 30, 2006. For fiscal years 2007, 2008, 2009, 2010 and 2011, Puerto Rico’s real gross national product decreased by 1.2%, 2.9%, 3.8%, 3.4% and 1.5%, respectively.

On March 13, 2013, Standard & Poor’s Rating Services (“S&P”) downgraded Puerto Rico’s general obligation debt ratings from “BBB” to “BBB-” with a negative outlook. In taking such action, S&P stated that the downgrade reflects a significantly larger estimated budget deficit in 2013 than was originally expected, which will make it difficult for Puerto Rico to achieve a structurally balanced budget within the next two years.

On February, 21, 2013, Fitch Ratings (“Fitch”) placed the Puerto Rico general obligation bonds and other debt rated BBB-plus on a negative watch.  Fitch stated that the negative rating watch is based on the economic and revenue underperformance which Fitch believes has meaningfully increased the size of the Commonwealth’s operating budget imbalance for the current fiscal year and the gap the Commonwealth will need to address as it develops a balanced budget for 2014.  Fitch does not believe that a balanced budget will be achieved in fiscal 2014, and meeting this goal will remain challenging thereafter.

On December 13, 2012, Moody’s Investors Service (“Moody’s”) downgraded the rating of Puerto Rico’s general obligation debt to Baa3 from Baa1 and assigned a negative outlook. In taking such action, Moody’s stated, in part, that economic growth prospects remain weak after six years of recession and could be further dampened by the Commonwealth’s efforts to control spending and reform its retirement system, both of which are needed to stabilize the Commonwealths financial results.  It also stated that the lack of significant economic growth drivers and the Commonwealth’s declining population have also reduced prospects for a strong economic recovery, and that debt levels are very high and continue to grow, while financial performance has been weak, including lackluster revenue growth and large structural budget gaps that have led to a persistent reliance on deficit financings and serial debt restructurings to support operations in recent years.  It further said that reform of the Commonwealth’s severely underfunded retirement systems is needed to avoid asset depletion and future budget pressure.

A period of reduced economic growth or a recession has historically resulted in a reduction in lending activity and an increase in the rate of default in commercial loans, consumer loans and residential mortgages. A recession may have a significant adverse impact on our net interest income and fee income. We may also experience significant losses on the loan portfolio due to a higher level of defaults on commercial loans, consumer loans and residential mortgages. For a discussion of the impact of the economy on our loan portfolios, see “—A prolonged economic downturn or recession or a continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.”

The prolonged recessionary economic environment accelerated the devaluation of properties and increased portfolio delinquency when compared with previous periods. Additional economic weakness in Puerto Rico and the U.S. mainland could further pressure residential property values, loan delinquencies, foreclosures and the cost of repossessing and disposing of real estate collateral.

The business activities of the BBVAPR Companies are similarly concentrated in the Puerto Rico market.  Moreover, as a result of the BBVAPR Acquisition and the deleveraging of our balance sheet in the last quarter of 2012, our loan portfolio has become the largest component of our interest-earning assets.  Consequently, the BBVAPR Acquisition has increased the risk we face in the event of a continued downturn in the Puerto Rico economy.

Our decisions regarding credit risk and the allowance for loan and lease losses may materially and adversely affect our business and results of operations.

Making loans is an essential element of our business, and there is a risk that the loans will not be repaid. This default risk is affected by a number of factors, including:

•          the duration of the loan;

•          credit risks of a particular borrower;

•          changes in economic or industry conditions; and

•          in the case of a collateralized loan, risks resulting from uncertainties about the future value of the collateral.

We strive to maintain an appropriate allowance for loan and lease losses to provide for probable losses inherent in the loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal risk ratings, expected future cash collections, loss recovery rates and general economic factors, among others. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include a specific allowance for identified problem loans, a general systematic allowance, and an unallocated allowance.

We believe our allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio. However, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional increases in the allowance for loan and lease losses will be required. In addition, the FDIC as well as the OCFI may require us to establish additional reserves. Additions to the allowance for loan and lease losses would result in a decrease of net earnings and capital and could hinder our ability to pay dividends.

As a result of the BBVAPR Acquisition, we acquired a significant portfolio of commercial and auto loans. If we are unable to accurately predict loan losses with respect to these loan categories, we may have to increase the allowance for loan and lease losses. See “—Loans that we acquired in the BBVAPR Acquisition may be subject to greater than anticipated impairment.”

We are subject to default and other risks in connection with mortgage loan originations.

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2012, we repurchased $12.5 million of loans from GNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for loan and lease losses, see “Note 6—Allowance for Loan and Lease Losses” to our audited consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2012.

Our earnings could decrease due to increases to the provision for credit losses

Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

Our emphasis on the origination of commercial real estate and business loans is one of the more significant factors in evaluating our allowance for loan losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for credit losses or loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a materially adverse effect on our results of operations and/or financial condition.

Our intangible assets could be determined to be impaired in the future and could decrease the Group’s earnings

In future periods, as a result of the BBVAPR Acquisition, we will be required to test our goodwill, core deposit and customer relationship intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Group’s ability to make dividend payments to us without prior regulatory approval.

We may not be able to realize the anticipated benefits of the BBVAPR Acquisition.

Our future growth and profitability depend, in part, on the ability to successfully manage the combined operations. The success of the BBVAPR Acquisition will depend on, among other things, our ability to assess the quality of assets acquired, to realize anticipated cost savings and to integrate the acquired companies in a manner that permits growth opportunities and does not materially disrupt our or BBVAPR’s existing customer relationships or result in decreased revenue resulting from any loss of customers. If we are not able to successfully achieve these objectives, the anticipated benefits of the BBVAPR Acquisition may not be realized fully or at all or may take longer to realize than expected.

Loans that we acquired in the BBVAPR Acquisition may be subject to greater than anticipated impairment.

We have made fair value estimates of certain assets and liabilities in recording the BBVAPR Acquisition. Actual values of these assets and liabilities could differ from our estimates, which could result in us not achieving the anticipated benefits of the BBVAPR Acquisition. In addition, BBVAPR’s loan scoring system is different than ours, and as we evaluate their loan portfolio using our systems, we may have to make additional adjustments.

Given the economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses on the loans acquired that could adversely affect our financial condition and results of operations in the future.

We may not be able to integrate BBVAPR’s business into our operations.

The successful integration of BBVAPR’s banking operations and our future growth and profitability depend in part on our ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls and policies, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect our operations or results. The loss of key employees in connection with this acquisition could adversely affect our ability to successfully conduct the combined operations. There can be no assurance that any of these executives will choose to continue working with us, or if they do, that we will be able to successfully integrate these executives as part of our management team in the combined business.

The BBVAPR Acquisition may also result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to the acquisition could disrupt our ongoing business or result in inconsistencies in customer service that could adversely affect our ability to maintain relationships with clients, customers, depositors and employees. Our inability to overcome these risks could have a material adverse effect on our business or financial condition, results of operations and future prospects. There is no assurance that our integration efforts will not result in other unanticipated costs.

We will incur in significant costs related to the BBVAPR Acquisition.

We expect to incur certain one-time restructuring charges of approximately $35 million in connection with the BBVAPR acquisition. The substantial majority of non-recurring expenses resulting from the BBVAPR Acquisition will be comprised of transaction costs related to the BBVAPR Acquisition, financing arrangements and employment-related costs. We also will incur transaction fees and costs related to formulating and implementing integration plans. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the business integration of the two groups of companies. Although we expect that the elimination of duplicative costs, as well as the realization of other efficiencies or synergies related to the integration of the businesses should allow us to offset incremental transaction and acquisition-related costs over time, this net benefit may not be achieved in the near term, or at all.

Our financial results are constantly exposed to market risk, in particular to changes in interest rates.

Market risk refers to the probability of variations in the net interest income or the fair value of assets and liabilities due to changes in interest rates, currency exchange rates or equity prices.

Changes in interest rates are one of the principal market risks affecting us. Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets such as loans and investment securities and the interest rates paid on interest-bearing liabilities such as deposits and borrowings. Net interest income is the difference between the revenue generated on interest-earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period.

We use an asset-liability management software program to project future movements in the balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations. These simulations are highly complex and use many simplifying assumptions. In addition, the interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the prepayment speed of loans, the value of loans and investment securities, the purchase of investments, the generation of deposits and the rates received on loans and investment securities and paid on deposits or other sources of funding.

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

•          The remaining maturity of various assets and liabilities may shorten or lengthen as interest rates change. For example, if long-term mortgage interest rates decline sharply, our mortgage-backed securities portfolios may prepay significantly earlier than anticipated, which could reduce portfolio income. If prepayment rates increase, we would be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant impact on mortgage-backed securities and collateralized mortgage obligations since prepayments could shorten the weighted average life of these portfolios.

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

The hedging transactions that we enter into may not be effective in managing our exposure to market risk, including interest rate risk.

We use derivatives, such as interest rate swaps and options on interest rate swaps, to manage part of our exposure to market risk caused by changes in interest rates. We have also offered certificates of deposit with an option tied to the performance of the Standard & Poor 500 stock market index and use derivatives, such as option agreements with major broker-dealer companies, to manage our exposure to changes in the value of the index. The derivative instruments that we may utilize also have their own risks, which include: (i) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (ii) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (iii) legal risk, which is the risk that we are unable to enforce certain terms of such instruments. All or any of such risks could expose us to losses.

If the counterparty to a derivative contract fails to perform, our credit risk is equal to the net fair value of the contract. We deal with counterparties that have high quality credit ratings at the time we enter into the counterparty relationships. However, there can be no assurances that the counterparties will have the ability to perform under their contracts. If the counterparty fails to perform, including as a result of the bankruptcy or insolvency of such counterparty, we would incur losses as a result.

We may incur a significant impairment charge in connection with a decline in the market value of our investment securities portfolio.

A substantial part of our earnings come from the treasury business segment, which encompasses the investment securities portfolio. The determination of fair value for investment securities involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, we utilize and review information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption.

When the fair value of a security declines, management must assess whether the decline is “other-than-temporary.” When the decline in fair value is deemed “other-than-temporary,” the amortized cost basis of the investment security is reduced to its then current fair value. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospect for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component being recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered, by comparing the present value of cash flows expected to be collected from the security, computed using original yield as the discount rate, to the amortized cost basis of the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Such impairment charges reflect non-cash losses at the time of recognition. Subsequent disposition or sale of such assets could further affect our future results of operations, as they are based on the difference between the sale prices received and the adjusted amortized cost of such assets at the time of sale. We consider numerous factors in our review of whether a decline in fair value is other-than-temporary, many of which involve complex judgment.

 A decline in the market value of our investment securities portfolio could adversely impact our regulatory capital ratios.

In June 2012, the Federal Reserve Board, together with other federal banking regulatory agencies, recently issued proposed capital rules to implement the so-called “Basel III” capital framework in the United States. Among other things, the proposed rules would require banking organizations such as ourselves to include gains and losses on our securities holdings classified as available-for-sale (“AFS”) in our common equity tier 1 capital (“CET1”). This aspect of the rules would be phased in over six years with full gain and loss flow-through to capital starting in 2018. Currently, unrealized losses on AFS equity securities are counted against Tier 1 capital, unrealized gains on AFS equity securities are partially included in Tier 2 capital and unrealized gains and losses on AFS debt securities are excluded from regulatory capital. However, these unrealized gains and losses are reflected in stockholders’ equity under accounting principles generally accepted in the United States (“GAAP”). The agencies’ proposals introduce the concept of CET1—which is comprised of qualifying common stock instruments, retained earnings, accumulated other comprehensive income (“AOCI”), certain qualifying minority interests in consolidated subsidiaries and other adjustments, and establish a new minimum ratio of CET1 to total risk-weighted assets of 4.5% and a capital conservation buffer of 2.5% to be phased in over several years. Because of the inclusion of AOCI, unlike the current general risk-based capital rules, unrealized gains and losses on all AFS-classified securities would flow through to CET1 capital, after the transition period, if the proposals are adopted in their current form. Our CET1 levels are likely to be significantly more volatile under the agencies’ proposals than previously because unrealized gains and losses on AFS classified securities recognized in stockholders’ equity on the balance sheet for accounting purposes would also be incorporated for regulatory capital purposes. Accordingly, a decline in the market value of our investment securities portfolio could adversely impact our regulatory capital ratios.

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends in part on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our mortgage-backed securities (“MBS”) portfolio. Changes in interest rates and prepayments affect the market price of MBS that we may purchase and any MBS that we may hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting this analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. U.S. government programs aimed at assisting homeowners, including the Homeowner Affordability and Stability Plan announced by the US Treasury in February 2009, the “Operation Twist” program announced by the Federal Reserve Board on September 21, 2011, the expansion of the Home Affordable Refinancing Program (“HARP”) announced by the Federal Housing Finance Agency (“FHFA”), FNMA and the FHLMC on October 24, 2011, and other expansions to the US Treasury’s Home Affordable Modification Program (“HAMP”), including proposals to allow FNMA and FHLMC to use principal reductions when modifying loans under HAMP, could cause an increase in prepayment rates. Bills to implement these proposals, which were opposed by the FHFA, are currently under consideration in both chambers of Congress. On February 1, 2012, President Obama proposed legislation to expand HARP in order to allow a greater number of homeowners to refinance their mortgages at historically low interest rates. If the dislocations in the residential mortgage market, recent or future government actions, or other developments change the way that prepayment trends have historically responded to interest rate changes, it would significantly affect our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) adopt techniques to reduce our prepayment rate volatility. This could adversely affect our results of operations, financial position or perception of financial health.

A prolonged economic downturn or recession or a continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.

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

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the recession, we experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates have decreased in the short term, they may increase if the economy falls back into a recession. If there is another decline in economic activity, additional increases in the allowance for loan and lease losses could be necessary with further adverse effects on our profitability.

Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price received on the sale of such loans, and the value of the mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. For a discussion of the impact of the Puerto Rico economy on our business operations, see “—Most of our business is conducted in Puerto Rico, which in recent years has experienced a downturn in the economy and in the real estate market.”

A continuing decline in the real estate market in the U.S. mainland and ongoing disruptions in the capital markets may harm our investment securities and wholesale funding portfolios.

The housing market in the U.S. is undergoing a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, the sector has been in the midst of a substantial correction since early 2007. The general level of property values in the U.S., as measured by several indices widely followed by the market, has declined. These declines are the result of ongoing market adjustments that are aligning property values with income levels and home inventories. The U.S. residential real estate market has most recently shown signs of recovery driven by lower interest rates, fewer foreclosures, high affordability of home ownership, and satisfying demand that has built up during a period of economic uncertainty. However, we cannot predict whether the recovery will continue or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. Diverse macroeconomic developments could also slow or impair a housing recovery and if the real estate market or the economy as a whole does not improve, we may experience material adverse effects on our business or financial condition and liquidity, including our investment securities and wholesale funding portfolios. Furthermore, any concern regarding the long-term sovereign credit rating of the United States, including due to concerns related to U.S. federal fiscal policy or difficulties in addressing federal debt levels, could stress the capital markets in the United States and globally and could have a negative impact on our investment securities and wholesale funding portfolios.

Significant concern regarding the creditworthiness of some of the governments in Europe has also contributed to volatility in the financial markets and led to greater economic uncertainty worldwide. Sovereign debt concerns in Europe could diminish economic recovery and lead to further stress in the capital markets, both globally and in the United States, which could also have a negative impact on our investment securities and wholesale funding portfolios.

Our business could be adversely affected if we cannot maintain access to stable funding sources.

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and other alternative sources; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 32% of our total interest-bearing liabilities as of December 31, 2012. While most of our repurchase agreements have been structured with initial terms to maturity of between three and ten years, most of the counterparties have the right to exercise put options before the contractual maturities.

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

We expect to have continued access to credit from the foregoing sources of funds. However, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to us, the availability and cost of funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing the net interest income, or we may need to dispose of a portion of the investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The interest rates that we pay on our securities are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.

Our risk management policies, procedures and systems may be inadequate to mitigate all risks inherent in our various businesses.

A comprehensive risk management function is essential to the financial and operational success of our business. The types of risk we monitor and seek to manage include, but are not limited to, operational risk, technological and organizational risk, market risk, fiduciary risk, legal and compliance risk, liquidity risk and credit risk. We have adopted various policies, procedures and systems to monitor and manage these risks. There can be no assurance that those policies, procedures and systems are adequate to identify and mitigate all risks inherent in our various businesses. Our businesses and the markets in which we operate are also continuously evolving. If we fail to fully understand the implications of changes in our business or the financial markets and to adequately or timely enhance the risk framework to address those changes, we could incur losses. In addition, in a difficult or less liquid market environment, our risk management strategies may not be effective because other market participants may be attempting to use the same or similar strategies to deal with the challenging market conditions. In such circumstances, it may be difficult for us to reduce our risk positions due to the activity of such other market participants.

Competition with other financial institutions could adversely affect our profitability.

We face substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other U.S., Puerto Rico and foreign banks, investment advisors, broker-dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates paid on deposits or lower the rates charged on loans which could adversely affect our profitability.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, make payments on corporate debt securities and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which Oriental Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act of 1913 and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices.

If our subsidiaries’ earnings are not sufficient to make dividend payments while maintaining adequate capital levels, our liquidity may be affected, and we may not be able to make dividend payments to our holders of common and preferred stock or payments on outstanding corporate debt securities or meet other obligations, each of which could have a material adverse impact on our results of operations, financial position or perception of financial health.

In addition, our right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of the subsidiary’s creditors.

Loans that we acquired in the FDIC-assisted acquisition of Eurobank may not be covered by the shared-loss agreements if the FDIC determines that we have not adequately performed under these agreements or if the shared-loss agreements have ended.

Although the FDIC has agreed to reimburse us for 80% of qualifying losses on covered loans, we are not protected from all losses resulting from charge-offs with respect to such loans. Also, the FDIC has the right to refuse or delay payment for loan and lease losses if the shared-loss agreements are not performed by us in accordance with their terms. Additionally, the shared-loss agreements have limited terms, and therefore, any charge-offs that we experience after the terms of the shared-loss agreements have ended would not be recoverable from the FDIC.

Certain provisions of the shared-loss agreements entered into with the FDIC may have anti-takeover effects and could limit our ability to engage in certain strategic transactions that our board of directors believes would be in the best interests of shareholders.

The FDIC’s agreement to bear 80% of qualifying losses on single family residential loans for ten years and commercial loans for five years is one of our significant assets and a feature of the FDIC-assisted acquisition without which we would not have entered into such transaction. Our agreement with the FDIC requires that we receive prior FDIC consent, which may be withheld by the FDIC in its sole discretion, prior to us or our shareholders engaging in certain transactions. If any such transaction is completed without prior FDIC consent, the FDIC would have the right to discontinue the loss-sharing arrangement.

Among other things, prior FDIC consent is required for: (i) a merger or consolidation of us with or into another company if our shareholders will own less than 2/3 of the combined company and (ii) a sale of shares by one or more of our shareholders that will effect a change in control of Oriental Bank, as determined by the FDIC with reference to the standards set forth in the Change in Bank Control Act of 1978 (generally, the acquisition of between 10% and 25% of our voting securities where the presumption of control is not rebutted, or the acquisition of more than 25% of our voting securities). Such a sale by shareholders may occur beyond our control. If we or any shareholder desires to enter into any such transaction, there can be no assurances that the FDIC would grant its consent in a timely manner, without conditions, or at all. If one of these transactions were to occur without prior FDIC consent and the FDIC withdrew its loss-share protection, there could be a material adverse impact on us.

Loans that we acquired in the FDIC-assisted acquisition may be subject to impairment.

Although the loan portfolios acquired by us were initially accounted for at fair value, certain of such loans have become impaired and we have recorded $54.1 million in allowance for loan losses related to this portfolio. There is no assurance that loans in this portfolio will not become impaired or further impaired, which may result in additional provision for loan and lease losses related to these portfolios. The fluctuations in economic conditions, including those related to the Puerto Rico residential and commercial real estate and construction markets, may increase the level of provision for credit losses that we make to our loan portfolio and portfolios acquired in the FDIC-assisted acquisition, and consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower and to affiliates; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as us, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; (vii) caps on the interchange fees that banks are able to charge merchants for debit card transactions pursuant to the “Durbin Amendment”; and (viii) numerous other provisions designed to improve supervision and oversight of the financial services industry. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. It also creates a new consumer financial protection regulator, the Consumer Financial Protection Bureau, which assumed most of the consumer financial protection regulatory responsibilities that were exercised by federal banking regulators and other agencies. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly-traded companies, including us.

Certain recent regulatory changes under the Dodd-Frank Act and otherwise apply only to depository institutions with more than $10 billion in total assets, including requirements to undergo regular “stress testing” of capital under hypothetical adverse economic scenarios, “large bank” adjustments to assessments paid to the FDIC for deposit insurance, supervision and examination by the Bureau, and requirements to establish a risk committee on a company’s board of directors. In addition, financial institutions with more than $10 billion in assets will not be eligible for the “commercial end user” exemption to Dodd-Frank Act’s mandatory clearing requirements for swaps and security-based swaps transactions used to hedge commercial risk. Although we have less than $10 billion in assets as of December 31, 2012, we may still be treated for certain regulatory and supervisory purposes as an institution with more than $10 billion in assets based on the combined total assets of the Group and BBVAPR prior to the merger until such time as the Bank (or the Group, as applicable) has closed four consecutive quarters with $10 billion or less in total assets. If we grow to have more than $10 billion in assets through additional acquisitions or organic growth, our costs of doing business would be likely to increase permanently as a result of these requirements.

Given that many of the provisions of the Dodd-Frank Act are being implemented over time and are subject to implementing regulations, the full extent of the impact that such requirements, and other legislative and regulatory developments, will have on our operations is unclear. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business. In particular, the potential impact of the Dodd-Frank Act on our operations and activities, both currently and prospectively, include, among others:

•          a reduction in our ability to generate or originate revenue-producing assets as a result of compliance with heightened capital standards;

•          increased cost of operations due to greater regulatory oversight, supervision and examination of banks and bank holding companies, and higher deposit insurance premiums;

•          the limitation on our ability to raise capital through the use of trust preferred securities as these securities will no longer be included as Tier 1 capital going forward; and

•          the limitation on our ability to expand consumer product and service offerings due to anticipated stricter consumer protection laws and regulations.

Further, we may be required to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements. Failure to comply with the new requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to our investors.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

We operate the IBE Unit and Subsidiary pursuant to the IBE Act that provide us with significant tax advantages. An IBE has the benefits of exemptions from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have effective tax rates significantly below the maximum statutory tax rates. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. In 2012, a new Puerto Rico law was enacted in this area. Although it did not repeal the IBE Act, the new law does not allow new license applications under the IBE Act to organize and operate an IBE. Any newly organized entity (now called an “international financial entity”) must be licensed under the new law and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and Subsidiary, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate. In the event other legislation is passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by IBEs, the consequences could have a materially adverse impact on us, including increasing the tax burden or otherwise adversely affecting our financial condition, results of operations or cash flows.

Changes in accounting standards issued by the Financial Accounting Standards Board (“FASB”) or other standard-setting bodies may adversely affect our financial statements.

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. See “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements included herein for a discussion of any accounting developments that have been issued but not yet implemented. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that applies to the consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

Competition in attracting talented people could adversely affect our operations.

We depend on our ability to attract and retain key personnel and we rely heavily on our management team. The inability to recruit and retain key personnel or the unexpected loss of key managers may adversely affect our operations. Our success to date has been influenced strongly by the ability to attract and retain senior management experienced in banking and financial services. Retention of senior managers and appropriate succession planning will continue to be critical to the successful implementation of our strategies. For a discussion of retention risk with respect to former BBVAPR employees, see “—We may not be able to integrate BBVAPR’s assets into our operations.”

Reputational risk and social factors may impact our results.

Our ability to originate loans and to attract deposits and assets is highly dependent upon the perceptions of consumer, commercial and funding markets of our business practices and our financial health. Negative public opinion could result from actual or alleged conduct in any number of activities or circumstances, including lending practices, regulatory compliance, inadequate protection of customer information, or sales and marketing, and from actions taken by regulators in response to such conduct. Adverse perceptions regarding us could lead to difficulties in originating loans and generating and maintaining accounts as well as in financing them.

In addition, a variety of social factors may cause changes in borrowing activity, including credit card use, payment patterns and the rate of defaults by account holders and borrowers. If consumers develop or maintain negative attitudes about incurring debt, or if consumption trends decline, our business and financial results will be negatively affected.

We could incur increased costs or reductions in revenue or suffer reputational damage in the event of misuse of information.

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks regarding our customers and their accounts. To provide these products and services, we use information systems and infrastructure that we and third party service providers operate. As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs.

Information security risks for financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers and other external parties. Our technologies and systems may become the target of cyber-attacks or other attacks that could result in the misuse or destruction of our or our customers’ confidential, proprietary or other information or that could result in disruptions to the business operations of us or our customers or other third parties. Further, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own. In addition, because the methods and techniques employed by perpetrators of fraud and others to attack systems and applications change frequently and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures.

While we have policies and procedures designated to prevent or limit the effect of the possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential or proprietary information in our possession or to our proprietary information, it could result in significant legal and financial exposure, damage to our reputation or a loss of confidence in the security of our systems that could adversely affect our business. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Group owns the property located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center, where its executive offices are located since the BBVAPR Acquisition.  The Group also leases offices at 997 San Roberto Street, Professional Offices Park, San Juan, Puerto Rico, known as Oriental Tower.  The Group is currently consolidating its operations at both properties.

The Bank owns eleven branch premises and leases fifty three branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

 At December 31, 2012, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Group was $66.1 million.

The Group’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2012, was $71.0 million, gross of accumulated depreciation.

As part of the BBVAPR Acquisition on December 18, 2012, the Group acquired four branch premises and the Oriental Center, which is the principal property owned by the Group for banking operations and other services.

The Oriental Center is a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan, Puerto Rico that was previously BBVAPR’s headquarters.  The Group operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 54% of the office floor space. Approximately 34% of the office space is leased to outside tenants and 12% is available for leasing.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Group’s common stock for each quarter in the years ended December 31, 2012 and 2011, as well as cash dividends declared for such periods are set forth under the “Stockholders’ Equity” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Group and the Bank is contained under the caption “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2012, the Group had approximately 3,104 holders of record of its common stock, including all directors and officers of the Group, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in the Group’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2007, plus (ii) the difference between the share price at the beginning and the end of the measurement period, by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

	Period Ending
Index	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Oriental Financial Group Inc.	100.00	47.24	85.98	100.74	99.51	111.99
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank	100.00	57.06	56.47	63.27	49.00	66.13

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

ORIENTAL FINANCIAL GROUP INC.
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2012, 2011, 2010, 2009, AND 2008

	Year Ended December 31,
	2012	2011	2010	2009	2008
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$260,780	$297,029	$303,801	$319,480	$339,114
Interest expense	105,471	155,523	168,601	188,722	228,173
Net interest income	155,309	141,506	135,200	130,758	110,941
Provision for non-covered loan and lease losses	13,854	15,200	15,914	15,650	8,860
Provision for (recapture of) covered loan and lease losses, net	9,827	(1,387)	6,282	-	-
Total provision for loan and lease losses, net	23,681	13,813	22,196	15,650	8,860
Net interest income after provision for loan and lease losses	131,628	127,693	113,004	115,108	102,081
Non-interest income	24,006	30,131	4,061	(1,813)	(11,875)
Non-interest expenses	127,778	122,508	111,529	83,377	72,739
Income before taxes	27,856	35,316	5,536	29,918	17,467
Income tax expense (benefit)	3,301	866	(4,298)	6,973	(9,323)
Net Income	24,555	34,450	9,834	22,945	26,790
Less: dividends on preferred stock	(9,939)	(4,802)	(5,335)	(4,802)	(4,802)
Less: deemed dividend on preferred stock beneficial conversion feature	-	-	(22,711)	-	-
Income (loss) available to common shareholders	$14,616	$29,648	$(18,212)	$18,143	$21,988
PER SHARE DATA:
Basic	$0.35	$0.67	$(0.50)	$0.75	$0.91
Diluted	$0.35	$0.67	$(0.50)	$0.75	$0.90
Average common shares outstanding	41,626	44,433	36,704	24,289	24,260
Average common shares outstanding and equivalents	45,304	44,524	36,810	24,306	24,327
Book value per common share	$15.31	$15.28	$14.39	$10.93	$8.07
Tangible book value per common share	$13.59	$15.19	$14.30	$10.84	$7.98
Market price at end of period	$13.35	$12.11	$12.49	$10.80	$6.05
Cash dividends declared per common share	$0.24	$0.21	$0.17	$0.16	$0.56
Cash dividends declared on common shares	$10,067	$9,153	$6,820	$3,888	$13,608
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.38%	0.48%	0.14%	0.36%	0.43%
Return on average common equity (ROE)	3.18%	4.50%	-3.63%	7.14%	9.51%
Equity-to-assets ratio	9.39%	10.39%	10.02%	5.04%	4.21%
Efficiency ratio	62.58%	66.26%	64.31%	51.82%	52.88%
Interest rate spread	2.58%	2.15%	2.00%	2.13%	1.62%
Interest rate margin	2.65%	2.19%	2.03%	2.17%	1.86%

	December 31,
	2012	2011	2010	2009	2008
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$2,233,265	$3,867,970	$4,413,957	$4,974,269	$3,945,626
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,786,718	1,169,916	1,145,320	1,138,730	1,218,235
Loans and leases covered under shared-loss agreements with the FDIC, net	395,307	496,276	620,711	-	-
Securities sold but not yet delivered	-	-	-	-	834,976
Total investments and loans	$7,415,290	$5,534,162	$6,179,988	$6,112,999	$5,998,837
Deposits and borrowings
Deposits	$5,689,559	$2,436,143	$2,635,599	$1,791,046	$1,821,212
Securities sold under agreements to repurchase	1,695,247	3,056,238	3,456,781	3,557,308	3,761,121
Other borrowings	792,437	429,670	425,432	432,696	349,771
Securities purchased but not yet received	-	-	-	-	398
Total deposits and borrowings	$8,177,243	$5,922,051	$6,517,812	$5,781,050	$5,932,502
Stockholders’ equity
Preferred stock	$176,000	$68,000	$68,000	$68,000	$68,000
Common stock	52,671	47,809	47,808	25,739	25,739
Additional paid-in capital	537,453	499,096	498,435	213,445	212,624
Legal surplus	52,143	50,178	46,331	45,279	43,016
Retained earnings	70,734	68,149	51,502	77,584	51,233
Treasury stock, at cost	(81,275)	(74,808)	(16,732)	(17,142)	(17,109)
Accumulated other comprehensive income (loss)	55,880	37,131	36,987	(82,739)	(122,186)
Total stockholders' equity	$863,606	$695,555	$732,331	$330,166	$261,317
Capital ratios
Leverage capital	6.42%	9.65%	9.56%	6.52%	6.38%
Tier 1 risk-based capital	12.94%	31.84%	30.98%	18.79%	17.08%
Total risk-based capital	15.15%	33.12%	32.26%	19.85%	17.71%
Tier 1 common equity to risk-weighted assets	9.11%	27.01%	28.08%	15.83%	14.21%
Financial assets managed
Trust assets managed	$2,514,401	$2,216,088	$2,175,270	$1,818,498	$1,706,286
Broker-dealer assets gathered	2,722,197	1,926,148	1,695,634	1,269,284	1,195,739
Total assets managed	$5,236,598	$4,142,236	$3,870,904	$3,087,782	$2,902,025

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding Interests on Deposits	1.21x	1.26x	(A)	1.18x	1.07x
Including Interests on Deposits	1.15x	1.19x	(A)	1.13x	1.05x

(A)  In 2010, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Group would have had to generate additional earnings of $22.0 million to achieve a ratio of 1:1 in 2010.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Group’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Group’s outstanding preferred stock. As of the dates presented above, the Group had noncumulative perpetual preferred stock issued and outstanding amounting to $176.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value; (iii) Series C amounting to $84.0 million or 84,000 shares at a $1,000 liquidation value; and (iv) Series D amounting to $24.0 million or 960,000 shares at a $25 liquidation value.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2012

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Group conform with generally accepted accounting principles (“GAAP”) in the United States of America and general practices within the financial services industry. The Group’s significant accounting policies are described in detail in Note 1 to the audited consolidated financial statements and should be read in conjunction with this section.

Critical accounting policies require management to make estimates and assumptions, which involve significant judgment about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The following MD&A section is a summary of what management considers the Group’s critical accounting policies.

Business Combinations

The Group accounted for the BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC applicable to the FDIC-assisted acquisition. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Because the FDIC has agreed to reimburse the Group for losses related to the acquired loans in the FDIC-assisted acquisition, subject to certain provisions specified in the agreements, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the loans covered under FDIC shared-loss agreements, and is measured on the same basis, subject to collectability or contractual limitations. The loss share indemnification asset on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties. The initial valuation of these loans and related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, the specific terms and provisions of any shared-loss agreements, and specific industry and market conditions that may impact independent third-party appraisals. The Group applied the guidance of ASC Subtopic 310-30 – “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) to most of the loans acquired in the FDIC-assisted acquisition (including applying 310-30 by analogy to loans that do not meet the scope of ASC 310-30 but meet certain other criteria as outlined below), except for credit cards. Also, the Group applied the guidance of ASC 310-30 to most of the loans from the BBVAPR Acquisition, except for credit cards, retail and commercial lines of credits, floor plans and performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 which were acquired at a premium.

ASC 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (1) credit deterioration on the loan from its inception until the acquisition date and (2) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated. Acquired loans that meet the definition of nonaccrual status fall within the Group’s definition of impaired loans under ASC 310-30. Performing loans would generally not meet either criteria  and therefore not fall within the scope of ASC 310-30. Many of the acquired loans that did not meet the Group’s definition of non-accrual status also resulted in the recognition of a discount attributable to credit quality. The Group elected to analogize to ASC 310-30 and only accrete the portion of the fair value discount unrelated to credit pursuant to the provisions of the AICPA letter dated December 18, 2009, where the AICPA summarized the SEC Staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. The Group adopted an accounting policy coincident with the Eurobank acquisition to consistently apply by analogy the expected cash flow approach under 310-30 to acquired loan portfolios.

The fair values initially assigned to assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available, for example there may be changes in loans pooling under ASC 310-30 and the reserve for unfunded commitments.

Allowance for Loan and Lease Losses for Non-covered Loans and Leases

Originated loans

The Group determined the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans and leasing, as follows:

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, vintages, the environmental risk factors described above and by delinquency buckets.  During the second quarter of 2012, the traditional mortgage loan portfolio was further segregated by vintages.

Commercial loans: These loans are further divided into two classes: commercial loans secured by existing commercial real estate properties and other commercial loans. The allowance factor assigned to these loans is impacted by historical loss factors, by the environmental risk factors described above and by the credit risk ratings assigned to the loans. These credit risk ratings are based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

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

The Group establishes its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. The Group continues to monitor and modify the level of the allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.

For our originated loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types.

For our originated loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $250 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

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

Acquired Loans Accounted under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

We establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses. These loans were recorded on acquisition date at their fair value.  Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans.  Management will take into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.   These loans are divided in the following four segments:

Commercial and Industrial Loans (“C&I”) – C&I loans include commercial credit lines, overdrafts, revolving unsecured commercial loans, and revolving commercial loans secured by real estate and by other types of collateral. These loans are granted mainly to corporate clients, to automobile dealers to finance their inventory, to the government and to small and medium size enterprises. In the underwriting process of C&I loans, the overall economic and financing situation and the repayment capacity of the borrower are taken into consideration. Lending limits, term, required documentation, interest rate approval, collateral, and guarantees are also considered. C&I loans are composed of different markets.

As part of the monitoring system, an alert system has been adopted for C&I loans to ensure an early identification of problem loans. This system is a tool for credit classification and mitigation of credit losses. Monitoring reports are prepared to follow up on delinquent, nonperforming loans, and classified loans.

Construction and Commercial Real Estate Loans (“CRE”) — The main products of CRE loans are interim construction, land, and permanent loans (rental properties). The repayment of an interim financing construction loan generally depends on success of the project. Therefore, its viability is the main consideration during the evaluation process. Additional considerations are also evaluated, such as technical and financial capacity of the developer and the contractor. The parameters for land loans are based primarily on the loan to value and debt service coverage ratio. The main parameters for permanent loans are the occupancy and the debt-service coverage ratio.

Monitoring system and reports explained in the C&I loans section are also part of the CRE loans monitoring process. In addition, new appraisal reports are requested periodically for CRE loans.

Consumer Loans — Consists of revolving retail products, such as credit cards, and lines of credit, among others. The credit scoring system is used for personal loans and credit card loan originations. The Bank determines from time to time maximum amounts of credit limits, monthly payments, charges and fees, and interest rates. Also, lending limits and underwriting procedures are part of the structure and controls.

Auto loans — The financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit committee of the Bank. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands.

The portfolio segments and classes will continue to change as the BBVAPR integration takes place during 2013, and the Group re-assesses its allowance methodology.

Acquired Loans Accounted Under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For our acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows (which are used as a proxy to identify probable incurred losses) subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of future credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC Subtopic 310-30 are not considered non-performing and continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs on loans accounted under ASC Subtopic 310-30 are recorded only to the extent that losses exceed the non-accretable difference established with purchase accounting.

Allowance for Loan and Lease Losses for Covered Loans and Leases

Cover loans are accounted for under ASC Subtopic 310-30. For covered loans, the portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of the Group’s financial condition and results of operations should be read in conjunction with the foregoing “Selected Financial Data” and the Group’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

The Group is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries. It provides comprehensive banking and financial services through a complete range of banking and financial solutions, including mortgage, commercial and consumer lending; financing leases; checking and savings accounts; financial planning, insurance, financial service, and investment brokerage; and corporate and individual trust and retirement services. The Group operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Group has 64 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Group’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

The Group’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance agency, and retirement plan administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, the Group’s commitment is to continue producing a balanced and growing revenue stream.

In December 18, 2012, the Group completed the BBVAPR Acquisition. By acquiring the BBVAPR Companies, we accelerated our longstanding goal of creating a more stable balance sheet, with a larger and more diversified loan portfolio, a greater retail deposit funding base, and a smaller investment securities portfolio, improving earnings stability. Furthermore, in connection with the BBVAPR Acquisition, we completed the sale of approximately $1.403 billion of the Group’s investment securities and used the proceeds from such sales, together with available cash, to repay approximately $1.698 billion of wholesale funding.  In addition to reducing the sensitivity of our balance sheet to interest rates, the deleveraging has improved our capital ratios by reducing the size of our balance sheet.

To finance in part the BBVAPR Acquisition, the Group raised in 2012 an aggregate amount of approximately $158.5 million (before expenses) through the private placement of $84 million in Convertible Preferred Stock, which closed on July 3, 2012, the underwritten public offering of approximately $51.5 million in common stock, which closed on October 31, 2012, and the underwritten public offering of approximately $23 million in Series D Preferred Stock, which closed on November 5, 2012.

During 2012, we focused on two main initiatives: continuing to grow our banking operations, and achieving the milestones necessary to successfully close the BBVAPR Acquisition before the end of the year.  Operating revenue for 2012 increased 4.5%, or $7.7 million, to $179.3 million when compared to the same period in 2011.

The table below presents the Group’s operating revenue for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
OPERATING REVENUE
Net interest income	$155,309	$141,506	$135,200
Non-interest income, net	24,006	30,131	4,061
Total operating revenue	$179,315	$171,637	$139,261

Interest Income

Total interest income for 2012 decreased 12.2% to $260.8 million, as compared to the same period in 2011. Such decrease primarily reflects a 40.8% decrease on interest income from investments for 2012, primarily related to lower yields and a lower balance in the investment securities portfolio as a result of the sale of $1.510 billion in mortgage-backed securities. Also, there was an increase in premium amortization due to increased prepayment speeds. The yield on investments decreased from 3.41% for 2011 to 2.34% for 2012.

The decrease in interest income on investments was mitigated by an increase in interest income from covered loans from $67.7 million for 2011 to $85.4 million in 2012.  The yield on covered loans increased from 12.12% in 2011 to 19.0% in 2012.  This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The accretable yield amounted to $188.0 million at December 31, 2012 compared to $188.8 million at December 31, 2011.  In addition, interest income from non-covered loans increased from $68.3 million for 2011 to $80.0 million for 2012.

Interest Expense

Total interest expense for 2012 decreased 32.2% to $105.5 million as compared to 2011.  This reflects the lower cost of both, securities sold under agreements to repurchase (2.10% vs. 2.74%) and deposits (1.33% vs. 1.80%) for 2012 as compared to 2011, which reflects continuing progress in the repricing of the Group’s core retail deposits and further reductions in its cost of funds.

In December 2011, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately 3.5 years at an effective fixed rate of 2.36%. To further reduce its cost of borrowings, in May 2012, the Group renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  During the second half of 2012, the Group terminated repurchase agreements amounting to $1.357 billion with an average cost of 1.31%.  As a result of the aforementioned transactions, total interest expense on securities sold under agreements to repurchase declined 35.1% in 2012 as compared to 2011.

Net Interest Income

Net interest income for 2012 was $155.3 million, an increase of 9.8% when compared with 2011.  The increase for 2012 was mostly due to the net effect of a 26.2% increase in interest income from covered loans as a result of higher yields and a 32.2% decrease in interest expense due to lower cost of funds, partially offset by a decrease of 40.8% on interest income from investments, related to lower yields and a lower balance in the investment securities portfolio.

Net interest margin of 2.65% for 2012 increased 46 basis points when compared to 2011.

Provision for Loan and Lease Losses

Provision for non-covered loans and lease losses for 2012 decreased $1.3 million when compared to 2011, reflecting improvement in credit quality.  Provision for covered loans and lease losses for 2012 was $9.8 million, reflecting the Group’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Group’s expectations for the remaining terms of the loan pools. During the first quarter of 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC. Additional net provisions of $1.5 million, $221 thousand and $982 thousand were recorded for the second, third and fourth quarters of 2012, respectively, as quarterly reviews of credit assumptions for covered loans  are reflecting some delays in the expected cash flows, mainly in pools of real estate collateralized loans. Significant judgement is made in timing the collection of nonperforming loans that are being actively worked out.

Non-Interest Income

In 2012, core banking and financial services revenue increased 12.7% to $48.9 million as compared to 2011, primarily reflecting $4.8 million increase in financial services revenue to $25.4 million, attributed to an increase of 26.4% in assets under management.

Net amortization of the FDIC shared-loss indemnification asset of $28.0 million for 2012 compared to a $3.4 million for 2011 resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.  As a result of such evaluation, the Group expects a decrease in losses to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans.  This reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared-loss agreements.  This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

In 2012, the Group had a gain on the sale of investment securities of $74.2 million, as the Group took advantage of market opportunities and executed a balance sheet deleverage following the BBVAPR Acquisition. The purpose of the deleverage plan was to reduce the Group’s capital needs for the BBVAPR Acquisition; to enhance its returns going forward; and to have a more traditional bank balance sheet after the BBVAPR Acquisition.  As part of this deleverage, in 2012, the Group sold $1.403 billion of investment securities.  At the same time, the Group terminated prior to maturity $1.357 billion of repurchase agreements. In accordance with the terms of the repurchase agreements the Group had to pay cancellation fees amounting to $26.1 million.

Non-Interest Expense

Non-interest expense increased to $127.8 million for 2012 compared to $122.5 million in 2011 as a result of approximately $7.1 million in expenses related to the BBVAPR Acquisition.

The efficiency ratio for 2012 was 62.58% compared to 66.26% for 2011.

Income Tax Expense

Income tax expense was $3.3 million for 2012 compared to $866 thousand for 2011.

At December 31, 2012 and 2011, the IBE Subsidiary had $504 thousand and $2.9 million, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in its applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future period. During 2012, income tax expense included $2.4 million related to this residual tax effect from the IBE Subsidiary.  It had no effect during 2011.

Income Available to Common Shareholders

For 2012, the Group’s income available to common shareholders amounted to $14.6 million compared to $29.6 million for 2011.  Income per basic common share and fully diluted common share was $0.35 for 2012 compared to income per basic and fully diluted common share of $0.67 for 2011.  Dividends declared on preferred stock for 2012 amounted to $9.9 million as compared to $4.8 million for 2011.

Interest Earning Assets

The loan portfolio increased 211.0% to $5.182 billion at December 31, 2012 compared to $1.666 billion at December 31, 2011.  The increase in the loan portfolio is mostly due to the acquisition of BBVAPR’s loan portfolio amounting to $3.574 billion at December 31, 2012. The investment portfolio amounted to $2.233 billion at December 31, 2012, a 42.3% decrease compared to $3.868 billion at December 31, 2011.  The decrease in the investment portfolio reflects a reduction of 25.9%, or $765.6 million, in the available-for-sale portfolio, due to the sale of approximately $1.403 billion in investment securities due to the aforementioned balance sheet deleverage in connection with the BBVAPR Acquisition. The change in portfolio composition resulted in the transfer of all the securities in the held-to-maturity portfolio to the available-for-sale portfolio at a fair value of $797.5 million with net combined unrealized gains of $35.1 million in 2012.

Interest Bearing Liabilities

Total deposits amounted to $5.690 billion at December 31, 2012, an increase of 133.5% compared to $2.436 billion at December 31, 2011, as a result of the deposits assumed as part of the BBVAPR Acquisition.  Core deposits, which exclude brokered deposits, increased $2.582 billion, or 118.5%, compared to December 31, 2011, while brokered deposits increased $671.6 million or 261.7% when compared to December 31, 2011.  Non-interest bearing deposits, interest-bearing deposits, individual retirement accounts, retail certificates of deposit and institutional deposits increased $598.4 million, $1.204 billion, $15.2 million, $324.1 and $441.5 million, respectively.

Using available cash, in March 2012, the Bank repaid at maturity $105.0 million in senior unsecured notes issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) with an all-in cost of 3.75%.

In December 2011, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately 3.5 years at an effective fixed rate of 2.36%. To further reduce its cost of borrowings, in May 2012, the Group renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  During the second half of 2012, the Group terminated repurchase agreements amounting to $1.36 billion. Due to the repayment of the TLGP notes and the termination of the repurchase agreements, total borrowings decreased 28.6% to $2.488 billion at December 31, 2012, compared to $3.486 billion at December 31, 2011. This increase was partially offset by borrowings assumed as part of the BBVAPR Acquisition, which amounted to $315.1 million at December 31, 2012.

Stockholders’ Equity

Stockholders’ equity at December 31, 2012 was $863.6 million compared to $695.6 million at December 31, 2011, an increase of 24.2%. This increase is mainly due to the $160 million capital raise from the issuance of preferred stock and common stock during 2012 in connection with the BBVAPR Acquisition.

Book value per share was $15.31 at December 31, 2012 compared to $15.28 at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At December 31, 2012, Tier 1 Leverage Capital Ratio was 6.42% (1.61 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 12.94% (3.24 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 15.15% (1.89 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for 2012 was 2.27%, down from 4.50% for 2011.  The decrease in ROE is mainly due to the 28.7% decrease in net income combined with a 107.0% increase in dividends on preferred stock during 2012 when compared to 2011.  Return on average assets (“ROA”) for 2012 decreased to 0.38% from 0.48% for the same period in 2011, mainly due to the 28.7% decrease in net income during 2012 when compared to 2011.

Assets under Management

Assets managed by the Group’s trust division, the retirement plan administration subsidiary (CPC), and broker-dealer subsidiaries increased from $4.142 billion as of December 31, 2011 to $5.237 billion as of December 31, 2012. The trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans.  At December 31, 2012, total assets managed by the Group’s trust division and CPC increased to $2.514 billion, compared to $2.216 billion at December 31, 2011, mainly related to account contributions and capital market appreciation. At December 31, 2012, total assets managed by the Group’s broker-dealer subsidiaries from its customer investment accounts increased to $2.722 billion, compared to $1.926 billion at December 31, 2011, mainly because of the addition of $504.8 million in assets managed at December 31, 2012 by the broker-dealer subsidiary acquired as part of the BBVAPR Acquisition.

Lending

Total loan production of $460.8 million for 2012 increased 16.4% year over year. Total commercial loan production of $191.0 million for 2012 increased 36.7% from the year ago.

The Group sells most of its conforming mortgages in the secondary market and retains servicing rights. As a result, mortgage banking activities reflect originations as well as a growing servicing portfolio which is a source of recurring revenue.

Mortgage loan production and purchases of $202.7 million for 2012 decreased 4.7% from 2011.  Auto and consumer loans production for 2012 totalled $67.1 million, up 54.6% from 2011.

Credit Quality on Non-Covered Loans

Net credit losses increased $1.3 million to $10.9 million in 2012, representing 0.91% of average non-covered loans originated, versus 0.82% in 2011.  Our allowance coverage however, remained stable compared to prior year.  The allowance for loan and lease losses on non-covered loans increased to $39.9 million (3.17% of total non-covered originated loans) at December 31, 2012 compared to $37.0 million (3.12% of total non-covered loans) at December 31, 2011.

Non-performing loans (“NPLs”), which excludes loans covered under shared-loss agreements with the FDIC and loans acquired from BBVAPR Acquisition accounted under ASC 310-30, remained stable in 2012 compared to 2011.  The Group does not expect NPLs to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.

Non-GAAP Measures

The Group uses certain non-GAAP measures of financial performance to supplement the financial statements presented in accordance with GAAP.  The Group presents non-GAAP measures that management believes are useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning, are not required to be uniformly applied, and are not audited.  Therefore, they are  unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP.

The Group’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax pre-provision operating income basis (defined as net interest income, plus banking and financial services revenue, less non-interest expenses, as calculated on the table below). The Group’s management believes that, given the nature of the items excluded from the definition of pre-tax pre-provision operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Group’s continuing business.

During the  year ended December 31, 2012, the Group’s pre-tax pre-provision operating income was approximately $76.4 million, an increase of 22.5% from  $62.4 million in the last year. Pre-tax pre-provision operating income is calculated as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$155,309	$141,506	$135,200
Core non-interest income:
Financial service revenue	25,350	20,571	17,967
Banking service revenue	13,824	12,930	10,662
Mortgage banking activities	9,705	9,876	9,554
Total core non-interest income	48,879	43,377	38,183
Less non interest expenses	(127,778)	(122,508)	(111,529)
Total pre-tax pre-provision operating income	$76,410	$62,375	$61,854

Tangible common equity consists of common equity less goodwill and core deposit intangibles. Tier 1 common equity consists of common equity less goodwill, core deposit intangibles, net unrealized gains on available for sale securities, net unrealized losses on cash flow hedges, and disallowed deferred tax asset and servicing assets.  Ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets are non-GAAP measures.

Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Group’s capital position.  Furthermore, management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither Tier 1 common equity nor tangible common equity or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

At December 31, 2012, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 6.74% and 11.82%, respectively, from 9.36% and 30.14% at December 31, 2011.  Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at December 31, 2012 decreased to 16.48% and 9.11%, respectively, from 33.48% and 27.01% at December 31, 2011.

Comparison of the years ended December 31, 2011 and 2010

Operating revenue for 2011 increased 23.2% or $32.4 million to $171.6 million from 2010. Following is a tabular presentation of the Group’s operating revenue for the years ended December 31, 2011 and 2010.

	2011	2010

OPERATING REVENUE
Net interest income…………………………………………….	$ 141,506	$ 135,200
Non-interest income, net…………………………….………...	30,131	4,061

Total operating revenue………………………………….	$ 171,637	$ 139,261

Interest Income

Total interest income for 2011 decreased 2.2% to $297.0 million as compared to 2010.  Such decrease from 2010 primarily reflects a 14.5% decrease on interest income from investments related to an increase in premium amortization due to the decline in interest rates that caused an increase in prepayment speeds and a lower balance in the investment securities portfolio. Excluding a $1.8 million negative adjustment to interest income from non-covered residential mortgage loans as certain interest receivable accrued in prior years was deemed to be uncollectible during the second quarter of 2011, interest income from non-covered loans remained level.

Interest income from covered loans increased from $44.2 million for 2010 to $67.7 million for 2011 partially due to a full year of ownership of covered loans in 2011. Also, the yield on covered loans increased from 8.93% for 2010 to 12.12% in 2011.  Covered loans are accounted for under the provisions of ASC 310-30. This increase in yield is the result of the Group’s assessment of higher projected cash flows on certain pools of covered loans as credit losses are expected to be lower than initially estimated and the Group will benefit from a full year impact of interest income from covered loans (which were acquired on April 30, 2010). The accretable yield amounted to $188.8 million at December 31, 2011 compared to $148.6 million at December 31, 2010.

Interest Expense

Total interest expense for 2011 fell 7.8% to $155.5 million as compared 2010. This reflects both lower cost of deposits (1.80% vs. 2.12%) and of securities sold under agreements to repurchase (2.74% vs. 2.84%).

Net Interest Income

Net interest income for 2011 was $141.5 million, up 4.7% from 2010. Such increase from 2010 primarily reflects a 17.8% increase in interest income from loans, mainly as a result of the continued improved performance of covered loans and growth of the Group’s non-covered commercial, auto leasing and consumer loan portfolio.

Net interest margin of 2.19% for 2011 increased 8 basis points when compared with 2010.

Provision for Loan and Lease Losses

Provision for non-covered loans for 2011 decreased 4.5% as compared to 2010. Recapture for covered loans for 2011 was $1.4 million. This recapture is mainly due to an improvement in expected cash flows on the loan portfolio acquired in the FDIC-assisted acquisition.

Non-Interest Income

The Group’s niche market approach to the integrated delivery of services to mid and high net worth clients performed well as the Group expanded market share in light of the FDIC-assisted acquisition and the Group’s service proposition and capital strength, as opposed to using rates to attract loans or deposits. During 2011, core banking and financial services revenue increased 13.6% to $43.4 million as compared to 2010, primarily reflecting a $2.9 million increase in financial services revenue to $20.6 million and a $2.3 million increase in banking service revenue to $12.9 million.

The Group recorded an other than temporary impairment of $15.0 million on a $26.0 million collateralized debt obligation. This security was later sold in January 2012 at its recorded value, and therefore no additional gain or loss was realized on the sale.

The net amortization of the FDIC loss-share indemnification asset of $3.4 million for 2011, compared to net accretion of $4.3 million for 2010, resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. This reduction in claimable losses amortized the loss-share indemnification asset at a rate that mirrored the aforementioned re-yielding on the covered loans. This amortization was net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

Results for the year also include a $28.0 million gain on the sale of investment securities with a book value of $592.3 million as the Group took advantage of market opportunities. This was partially offset by losses of $13.2 million in derivative activities and a $4.8 million loss on the early extinguishment of a $100 million repurchase agreement.

During 2011, losses of $13.2 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from terminations of forward-settlement swaps with a notional amount of $1.25 billion, and to realized losses of $2.2 million from terminations of options to enter into interest rate swaps that were purchased in November 2010 with a notional amount of $250 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with a notional amount of $1.2 billion, all of which were designated as hedging instruments. In May 2011, the Group entered into forward-settlement swap contracts with a notional amount of $475 million, all of which were also designated as hedging instruments. Prior to the acquisition of the new forward-settlement swap contracts, these derivatives were not being designated for hedge accounting. In December 2011, $600 million in repurchase agreement funding with an average cost of 4.23% matured. Utilizing cash on hand and proceeds from the sale of approximately $77 million of mortgage backed securities, the Group paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. These transactions enabled the Group to eliminate $300 million in wholesale funding, reduce cost of funds on an additional $300 million of borrowings, and deploy cash at higher return in net interest income on an annualized basis. During 2010, losses of $36.8 million were recognized and reflected as “Derivative Activities” in the consolidated statements of operations. These losses included realized losses of $42.0 million due to the terminations of forward settlement swaps with a notional amount of $900.0 million. These terminations allowed the Group to enter into new forward-settlement swap contracts with the same notional amount and maturity, and effectively reduce the interest rate of the pay-fixed side of such deals.

Non-Interest Expenses

Non-interest expenses increased 9.8% to $122.5 million for 2011, compared to $111.5 million in the previous year, largely due to the integration of Eurobank operations which contained a full year of operations in 2011 as opposed to eight months in 2010, resulting in an efficiency ratio of 66.26% for 2011 (compared to 64.54% for 2010).

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

Income Available (Loss) to Common Shareholders

For 2011, the Group’s income available to common shareholders totaled $29.6 million, compared to a loss to common shareholders of $18.2 million a year-ago. Earnings per basic and fully diluted common share were $0.67 for 2011 compared to loss per basic and fully diluted common share of $0.50 for 2010.

Interest Earning Assets

The investment portfolio amounted to $3.868 billion at December 31, 2011, a 12.4% decrease compared to $4.414 billion at December 31, 2010, while the loan portfolio decreased 5.9% to $1.666 billion at December 31, 2011, compared to $1.773 billion at December 31, 2010. The decrease in the investment portfolio reflected a reduction of 20.0%, or $740.2 million, in the available-for-sale portfolio, due to the sale of approximately $592.3 million in investment securities and the maturity of FNMA and FHLMC certificates, which was partially offset by an increase of 28.1%, or $194.1 million, in the held-to-maturity portfolio. The decrease in the loan portfolio was due to a decrease in covered loans of 20.0% as they continued to pay down, which was partially offset by an increase of 1.9% in non-covered loans.

Interest Bearing Liabilities

Total deposits amounted to $2.436 billion at December 31, 2011, a decrease of 7.3% compared to $2.630 billion at December 31, 2010. Core retail deposits, which exclude institutional and brokered deposits, remained approximately level compared to December 31, 2010, while wholesale deposits decreased 40.4% as higher cost deposits matured during the year. Interest-bearing savings and demand deposits increased 1.8%, while retail deposits decreased 20.8%.

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

Stockholders’ Equity

Stockholders’ equity at December 31, 2011 was $695.6 million compared to $732.3 million at December 31, 2010, a decrease of 5.0%. This decrease reflects stock repurchases under the aforementioned stock repurchase programs, partially offset by the net income for the year.

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

Book value per share was $15.28 at December 31, 2011 compared to $14.39 at December 31, 2010.

The Group has maintained capital ratios in excess of regulatory requirements. At December 31, 2011, Tier 1 Leverage Capital Ratio was 9.65% (2.41 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 31.84% (7.96 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 33.12% (4.14 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (ROE) for the year ended December 31, 2011 was 4.50%, up from a loss of 3.63% for 2010. Return on average assets (ROA) for 2011 was 0.48%, up from 0.14% for 2010. The increase was mostly due to a 250.4% increase in net income from $9.8 million in the year ended December 31, 2010 to $34.5 million in 2011.

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

Lending

Total loan production and purchases of $396.0 million for 2011 remained strong compared to $371.6 million in the previous year, as the Group’s capital levels and low credit losses enabled it to continue prudent lending.

Mortgage loan production for 2011 of $212.8 million decreased 13.2% from 2010. Commercial loan production for 2011 of $139.8 million increased 38.3% from 2010. Leasing and consumer loans production for 2011 totaled $43.4 million, up 70.9% from 2010.

Credit Quality on Non-Covered Loans Accounted for Under ASC 310-20

Net credit losses increased $1.9 million to $9.6 million, representing 0.81% of average non-covered loans outstanding, versus 0.67% in 2010. The allowance for loan and lease losses on non-covered loans increased to $37.0 million (3.06% of total non-covered loans) at December 31, 2011, compared to $31.4 million (2.66% of total non-covered loans) at December 31, 2010. NPLs increased 9.7%, or $12.0 million, in 2011.  The Group’s NPLs generally reflected the recessionary economic environment in Puerto Rico.

ANALYSIS OF RESULTS OF OPERATIONS

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$260,780	$297,029	4.46%	4.60%	$5,851,318	$6,457,317
Tax equivalent adjustment	111,749	107,630	1.91%	1.67%	-	-
Interest-earning assets - tax equivalent	372,529	404,659	6.37%	6.27%	5,851,318	6,457,317
Interest-bearing liabilities	105,471	155,523	1.87%	2.46%	5,631,607	6,341,688
Tax equivalent net interest income / spread	267,058	249,136	4.49%	3.81%	219,711	115,629
Tax equivalent interest rate margin			4.56%	3.86%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	93,728	159,924	2.82%	3.73%	3,324,575	4,283,442
Trading securities	1	-	0.23%	0.00%	426	740
Money market investments	1,680	1,106	0.23%	0.25%	745,172	437,014
Total investments	95,409	161,030	2.34%	3.41%	4,070,173	4,721,196
Loans not covered under shared-loss agreements with the FDIC:
Mortgage	50,040	48,672	5.91%	5.58%	847,101	872,966
Commercial	20,672	14,564	5.61%	5.72%	368,763	254,617
Consumer	4,131	3,600	8.53%	10.85%	48,426	33,177
Leasing	2,411	1,498	7.83%	8.79%	30,788	17,036
Auto	2,741	-	7.39%	-	37,083	-
Total non-covered loans	79,995	68,334	6.00%	5.80%	1,332,161	1,177,796
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	20,641	15,880	14.39%	9.58%	143,412	165,681
Commercial and construction	53,427	41,829	19.54%	13.05%	273,484	320,490
Leasing	9,569	8,419	46.61%	14.49%	20,529	58,088
Consumer	1,739	1,537	15.04%	10.93%	11,559	14,066
Total covered loans	85,376	67,665	19.02%	12.12%	448,984	558,325
Total loans	165,371	135,999	9.28%	7.83%	1,781,145	1,736,121
Total interest earning assets	260,780	297,029	4.46%	4.60%	5,851,318	6,457,317
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	206,209	185,368
NOW accounts	8,593	12,812	0.96%	1.56%	893,583	819,911
Savings and money market	2,639	3,476	1.02%	1.43%	258,206	243,896
Individual retirement accounts	8,343	9,719	2.27%	2.71%	368,004	358,809
Retail certificates of deposit	6,784	10,197	1.94%	2.37%	349,084	430,221
Institutional certificates of deposit	1,642	3,706	1.60%	1.81%	102,716	204,574
Total core deposits	28,001	39,910	1.29%	1.78%	2,177,802	2,242,779
Brokered deposits	3,601	4,749	1.78%	2.03%	201,836	234,312
Total deposits	31,602	44,659	1.33%	1.80%	2,379,638	2,477,091
Borrowings:
Securities sold under agreements to repurchase	60,575	93,280	2.10%	2.74%	2,885,678	3,406,218
Advances from FHLB and other borrowings	10,906	12,270	3.58%	4.27%	304,407	287,361
FDIC-guaranteed term notes	909	4,084	4.16%	3.89%	21,875	105,000
Subordinated capital notes	1,479	1,230	3.70%	3.41%	40,009	36,083
Total borrowings	73,869	110,864	2.27%	2.89%	3,251,969	3,834,662
Total interest bearing liabilities	105,471	155,523	1.87%	2.46%	5,631,607	6,311,753
Net interest income / spread	$155,309	$141,506	2.58%	2.15%
Interest rate margin			2.65%	2.19%
Excess of average interest-earning assets over average interest-bearing liabilities					$219,711	$145,564
Average interest-earning assets to average interest-bearing liabilities ratio					103.90%	102.31%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(22,205)	$(43,416)	$(65,621)
Loans	(4,295)	33,667	29,372
Total interest income	(26,500)	(9,749)	(36,249)
Interest Expense:
Deposits	(1,869)	(11,389)	(13,258)
Securities sold under agreements to repurchase	(14,525)	(18,179)	(32,704)
Other borrowings	(3,375)	(715)	(4,090)
Total interest expense	(19,769)	(30,283)	(50,052)
Net Interest Income	$(6,731)	$20,534	$13,803

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2011	2010	2011	2010	2011	2010
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$297,029	$303,801	4.60%	4.57%	$6,457,317	$6,651,956
Tax equivalent adjustment	107,630	147,015	1.67%	2.21%	-	-
Interest-earning assets - tax equivalent	404,659	450,816	6.27%	6.78%	6,457,317	6,651,956
Interest-bearing liabilities	155,523	168,601	2.46%	2.57%	6,311,753	6,551,268
Tax equivalent net interest income / spread	249,136	282,215	3.81%	4.20%	145,564	100,688
Tax equivalent interest rate margin			3.86%	4.24%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	159,924	187,930	3.73%	4.03%	4,283,442	4,664,683
Money market investments	1,106	403	0.25%	0.12%	437,754	333,270
Total investments	161,030	188,333	3.41%	3.77%	4,721,196	4,997,953
Loans not covered under shared-loss agreements with the FDIC:
Mortgage	48,672	56,031	5.58%	6.07%	872,966	923,317
Commercial	14,564	12,022	5.72%	5.83%	254,617	206,080
Consumer	3,600	2,938	10.85%	11.66%	33,177	25,201
Leasing	1,498	319	8.79%	6.22%	17,036	5,129
Total non-covered loans	68,334	71,310	5.80%	6.15%	1,177,796	1,159,727
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	15,880	10,029	9.58%	7.66%	165,681	130,853
Commercial and construction	41,829	23,331	13.05%	8.37%	320,490	278,690
Leasing	8,419	9,280	14.49%	13.12%	58,088	70,710
Consumer	1,537	1,518	10.93%	10.83%	14,066	14,023
Total covered loans	67,665	44,158	12.12%	8.93%	558,325	494,276
Total loans	135,999	115,468	7.83%	6.98%	1,736,121	1,654,003
Total interest earning assets	297,029	303,801	4.60%	4.57%	6,457,317	6,651,956
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	185,368	144,831
NOW accounts	12,812	15,028	1.56%	2.05%	819,911	732,107
Savings and money market	3,476	3,055	1.43%	1.67%	243,896	183,027
Individual retirement accounts	9,719	10,411	2.71%	3.08%	358,809	338,520
Retail certificates of deposit	10,197	10,611	2.37%	2.64%	430,221	401,527
Institutional deposits	3,706	4,737	1.81%	1.39%	204,574	341,565
Total core deposits	39,910	43,842	1.78%	2.05%	2,242,779	2,141,577
Brokered deposits	4,749	4,703	2.03%	2.50%	234,312	188,102
Total deposits	44,659	48,545	1.80%	2.08%	2,477,091	2,329,679
Borrowings:
Securities sold under agreements to repurchase	93,280	100,609	2.74%	2.85%	3,406,218	3,533,998
Advances from FHLB and other borrowings	12,270	14,125	4.27%	2.58%	287,361	546,508
FDIC-guaranteed term notes	4,084	4,084	3.89%	3.89%	105,000	105,000
Subordinated capital notes	1,230	1,238	3.41%	3.43%	36,083	36,083
Total borrowings	110,864	120,056	2.89%	2.84%	3,834,662	4,221,589
Total interest bearing liabilities	155,523	168,601	2.46%	2.57%	6,311,753	6,551,268
Net interest income / spread	$141,506	$135,200	2.15%	2.00%
Interest rate margin			2.19%	2.03%
Excess of average interest-earning assets over average interest-bearing liabilities					$145,564	$100,688
Average interest-earning assets to average interest-bearing liabilities ratio					102.31%	101.54%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(10,430)	$(16,873)	$(27,303)
Loans	6,833	13,698	20,531
Total interest income	(3,597)	(3,175)	(6,772)
Interest Expense:
Deposits	3,072	(6,958)	(3,886)
Securities sold under agreements to repurchase	(3,638)	(3,692)	(7,330)
Other borrowings	(7,329)	5,467	(1,862)
Total interest expense	(7,895)	(5,183)	(13,078)
Net Interest Income	$4,298	$2,008	$6,306

Net Interest Income

Comparison of the years ended December 31, 2012 and 2011

Net interest income is a function of the difference between rates earned on the Group’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Group constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Tables 1 and 1A above show the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2012 and 2011.

Net interest income amounted to $155.3 million for 2012, a 9.8% increase from $141.5 million in 2011. These changes reflect a decrease of 32.2% in interest expense and an increase of 21.6% in interest income from loans, partially offset by a 40.8% decrease in interest income from investments for 2012 compared to 2011.

Interest rate spread for 2012 increased 43 basis points from 2.15% in 2011 to 2.58% in 2012. This increase is mainly due to the net effect of a 59 basis points decrease in the average cost of funds from 2.46% to 1.87%, and a 14 basis points decrease in the average yield of interest-earning assets from 4.60% to 4.46%.

The decrease in interest income was primarily the result of a decrease of $26.5 million in interest-earning assets volume variance, and a $9.7 million decrease in interest rate variance.  Interest income on investments decreased 40.8% to $95.4 million in 2012, compared to 2011, reflecting a lower balance in the investment securities portfolio, a lower yield on investment securities and an increase in premium amortization due to increased prepayment speeds.  Interest income from loans increased 21.6% to $165.4 million for 2012.  In 2012, interest income from covered loans increased 26.2% to $85.4 million, compared to 2011, mainly due to the re-yielding of various pools of covered loans during the second half of 2011.

Interest expense decreased 32.2% to $105.5 million for 2012. This decrease was primarily the result of a $30.3 million decrease in interest rate variance, and a $19.8 million decrease in interest-bearing liabilities volume variance.  These decreases are due to a reduction in the balance of interest bearing liabilities and the cost of funds.  Interest-bearing liabilities interest rate spread decreased 59 basis points to 1.87% for 2012, compared to 2011.  The cost of deposits decreased 47 basis points to 1.33% for 2012, compared to 1.80% for 2011, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost wholesale deposits during the period.  The cost of borrowings decreased by 62 basis points to 2.27% in 2012, compared to 2.89% for 2011.  The decrease in the cost of borrowings is attributable to the fact that in December 2011, as previously reported, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Group paid off $300 million of these repurchase agreements, and the remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. To further reduce cost of borrowings, in May 2012, the Group renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  In addition, during the second half of 2012, the Group terminated repurchase agreements amounting to $1.357 billion with an average cost of 1.31%.  Also, interest bearing liabilities decreased due to the repayment in March 2012 of the TLGP notes at maturity.

For 2012, the average balance of total interest-earning assets was $5.851 billion, a decrease of 9.4% from 2011. The decrease in average balance of interest-earning assets was mainly attributable to a 13.8% decrease for 2012, in average investments, in addition to a 2.6% decrease in average loans compared to 2011 resulting from normal pay downs of covered loans and to the re-yielding of various pools of covered loans mainly during the second half of 2011.  The decrease in the investment portfolio reflects a reduction in the available-for-sale portfolio, due to the sale of approximately $1.403 billion in investment securities during 2012 as part of the deleverage plan in connection with the BBVAPR Acquisition.  As of December 31, 2012, the Group had $868.7 million in cash and cash equivalents and $80.0 million in securities purchased under agreements to resell, compared to $591.5 million in cash and cash equivalents and no securities purchased under agreements to resell as of December 31, 2011.

For 2012, the average yield on interest-earning assets was 4.46% compared to 4.60% for 2011. This was mainly due to a decrease in the investment portfolio yield from 3.41% to 2.34% for 2012.  However, such decrease was partially offset by the higher average yields in the loan portfolio, mainly due to the covered loans that had an average yield of 19.02% for 2012, compared to 12.12% for 2011.

Comparison of the years ended December 31, 2011 and 2010

Table 1A shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2011 and 2010.

Net interest income amounted to $141.5 million for 2011, an increase of 4.7% from $135.2 million for 2010. These changes reflected an increase of 17.8% in interest income from loans for 2011, as compared to 2010.

Interest rate spread increased 15 basis points to 2.15% for 2011 from 2.00% in 2010. This increase reflected a 3 basis point increase in the average yield of interest earning assets to 4.60% in 2011 from 4.57% for 2010, and  a 11 basis point decrease in the average cost of funds to 2.46% in 2011 from 2.57% for 2010, as further explained below.

The decrease in interest income for 2011 was primarily the result of a decrease of $3.2 million in interest rate variance, and a $3.6 million decrease in interest-earning assets volume variance. Interest income from loans increased 17.8% to $136.0 million for 2011, mainly due to the continued improved performance of covered loans. Interest income on investments decreased 14.5% to $161.0 million for 2011, compared to $188.3 million for 2010, reflecting an increase in premium amortization due to the decline in interest rates that caused an increase in prepayment speeds, and lower balance in the investment securities portfolio.

Interest expense decreased 7.8% reaching $155.5 million for 2011. This decrease was primarily the result of a $5.2 million decrease in interest rate variance, and a $7.9 million decrease in interest-earning liabilities volume variance. These decreases were due to a reduction in the cost of funds, which decreased 11 basis points to 2.46% from 2010.  The cost of deposits decreased by 28 basis points to 1.80% compared to 2.08% for 2010.

For 2011, the average balance of total interest-earning assets was $6.457 billion, a 2.9% decrease from 2010. This decrease in average balance of interest-earning assets was mainly attributable to a 5.5% decrease in average investments, partially offset by a 5.0% increase in average loans. As of December 31, 2011, the Group had $591.5 million in cash and cash equivalents versus $440.4 million as of December 31, 2010.

For 2011, the average yield on interest-earning assets was 4.60% compared to 4.57% for 2010. This was mainly due to a decrease in the investment portfolio yield to 3.41% versus 3.77% for 2010. However, this was offset by the higher average yields in the loan portfolio, mainly due to the covered loans acquired in the FDIC-assisted acquisition with an average yield of 12.12% for 2011 compared to 8.93% for 2010.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2012	2011	Variance	2010

Financial service revenue	$25,350	$20,571	23.2%	$17,967
Banking service revenue	13,824	12,930	6.9%	10,662
Mortgage banking activities	9,705	9,876	-1.7%	9,554
Total banking and financial service revenue	48,879	43,377	12.7%	38,183
Total other-than-temporarily impaired securities	-	(15,018)	100.0%	(39,674)
Portion of loss on securities recognized in other comprehensive income	-	-	0.0%	22,508
Other-than-temporary impairments on securities	-	(15,018)	100.0%	(17,166)
Net (amortization) accretion of FDIC shared-loss indemnification asset	(28,022)	(3,379)	-729.3%	4,330
Net gain (loss) on:
Sale of securities available for sale	74,210	27,996	165.1%	15,032
Derivatives	(41,093)	(13,243)	-210.3%	(36,823)
Foreclosed real estate	(4,366)	(1,717)	-154.3%	(524)
Early extinguishment of repurchase agreements	(26,052)	(4,790)	-443.9%	-
Other	450	(3,095)	114.5%	1,029
	(24,873)	(13,246)	-87.8%	(34,122)
Total non-interest income, net	$24,006	$30,131	-20.3%	$4,061

Non-Interest Income

Comparison of the years ended December 31, 2012 and 2011

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

As shown in Table 2 above, the Group recorded non-interest income in the amount of $24.0 million for 2012, compared to $30.1 million for 2011, a decrease of $6.1 million.

In 2012, the Group had a $74.2 million gain on the sale of $1.828 billion in investment securities, partially offset by losses of $41.1 million on derivative activities and $26.1 million from early extinguishment costs of repurchase agreements. As part of our deleverage plan related to the BBVAPR Acquisition, the Group sold $1.403 billion in investment securities resulting in realized gains of $70.6 million, and the Group extinguished $1.698 billion of securities repurchase agreements prior to their contractual maturities resulting in realized losses of $26.1 million. During 2012, the Group also terminated forward settlement swaps with an aggregate notional amount of $900 million resulting in realized losses of $37.5 million.  In 2011, the Group had a $28.0 million gain on the sale of $620.3 million in investment securities, partially offset by losses of $13.2 million on derivative activities and $4.8 million from early extinguishment costs of repurchase agreements.

The increase in the net amortization of the FDIC shared-loss indemnification asset to $28.0 million for 2012, compared to $3.4 million for 2011, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. The reduction in claimable losses amortizes the loss-share indemnification asset through the life of the shared loss agreement.  This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

During 2012 there were no losses on other-than-temporary impairment of securities, compared to $15.0 million in 2011.

Financial service revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 23.2% to $25.4 million in 2012, from $20.6 million for 2011, due to increased brokerage, trust and insurance business and transactions.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 6.9% to $13.8 million in 2012, from $12.9 million in 2011.  This increase for 2012 is attributable to an increase in transaction volume.

Income generated from mortgage banking activities decreased 1.7% to $9.7 million in 2012, compared to 2011. Such decrease is mainly a result of decrease activity of mortgages sold into the secondary market.

Comparison of the years ended December 31, 2011 and 2010

As shown in Table 2, the Group recorded non-interest income in the amount of $30.1 million for 2011, compared to $4.1 million during 2010, an increase of $26.1 million. This increase was mainly related to the effect of a decrease of $23.6 million in losses on derivatives activities and an increase of $13.0 million in gain on sale of securities. During 2011, the Group recorded $13.2 million in derivative losses, primarily as a result of the strategic decision to sell its remaining swap options. Following the sale, the Group entered into new swaps to manage interest rate risk with an aggregate notional amount of $1.425 billion designated as cash flow hedges. In December 2011, the Group cancelled $300 million of these cash flow hedges as the forecasted transaction was not deemed probable of occurring. This transaction resulted in a loss which was included in the previously mentioned loss on derivatives activities. An unrealized loss of $47.4 million was recognized in accumulated other comprehensive income related to the valuation of the remaining swaps which were deemed to be in effect at December 31, 2011.

Financial service revenue increased 14.5% to $20.6 million in 2011, from $18.0 million in 2010. Banking service revenue increased 21.3% to $12.9 million in 2011, from $10.7 million in 2010. These increases were attributable to an increase in electronic banking service fees.

Income generated from mortgage banking activities increased 3.4% to $9.9 million in 2011 from $9.6 million in 2010, mainly as a result of favorable pricing of mortgages sold into the secondary market.

During the 2011 and 2010, the Group recorded other-than-temporary impairment losses of $15.0 million and $17.2 million, respectively. The other-than-temporary impairment losses during 2011 were all recorded on a CDO that was sold in January 2012 at a loss of $15.0 million. No additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011. During 2010, other-than-temporary impairment losses were recorded on the BALTA private label non-agency CMO that was sold in December 2010 at a loss of $22.8 million.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2012	2011	Variance %	2010
	(Dollars in thousands)
Compensation and employee benefits	$45,778	$45,552	0.5%	$41,723
Professional and service fees	22,274	22,805	-2.3%	16,559
Occupancy and equipment	17,530	17,530	0.0%	18,548
Insurance	6,742	6,642	1.5%	7,006
Electronic banking charges	6,430	5,709	12.6%	4,504
Advertising, business promotion, and strategic initiatives	6,254	5,977	4.6%	4,978
Merger and restructuring charges	4,990	-	100.0%	-
Foreclosure, repossession and other real estate expenses	3,591	2,078	72.8%	1,691
Loan servicing and clearing expenses	3,309	3,978	-16.8%	3,055
Taxes, other than payroll and income taxes	3,502	4,721	-25.8%	5,106
Communication	1,627	1,500	8.5%	2,561
Printing, postage, stationery and supplies	1,254	1,264	-0.8%	1,188
Director and investors relations	1,039	1,305	-20.4%	1,463
Other operating expenses	3,458	3,447	0.3%	3,147
Total non-interest expenses	$127,778	$122,508	4.3%	$111,529
Relevant ratios and data:
Efficiency ratio	62.58%	66.26%		64.33%
Compensation and benefits to non-interest expense	35.83%	37.18%		37.41%
Compensation to total assets owned	0.50%	0.68%		0.57%
Average number of employees	781	724		725
Average compensation per employee	$58.6	$62.9		$57.5
Assets owned per average employee	$11,771	$9,246		$10,084

Non-Interest Expense

Comparison of the years ended December 31, 2012 and 2011

Non-interest expense for 2012 reached $127.8 million, representing an increase of 4.3% compared to $122.5 million for 2011. During 2012, the Group incurred $7.1 million in expenses related to the BBVAPR Acquisition. Merger and restructuring charges amounted to $5.0 million and other integration expenses amounted to $2.1 million. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

Foreclosure, repossession and other real estate expenses for 2012 increased 72.8% to $3.6 million as compared to 2011, principally due to increase in foreclosures during 2012 as compared to 2011.

Electronic banking charges increased 12.6% to $6.4 million in 2012 from $5.7 million in 2011, mostly as a result in volume increase of POS transactions. Communication increased 8.5% to $1.6 million in 2012 compared to 2011 driven by increase in credit information systems. Advertising, business promotion, and strategic initiatives increased 4.6% to $6.3 million in 2012 compared to 2011 as a result in marketing initiatives during 2012 for identity refresh and rebranding in connection with the BBVAPR Acquisition.

Taxes, other than payroll and income taxes, for 2012 decreased 25.8% to $3.5 million as compared to 2011, principally due to a municipal license benefit of $1.4 million attributed to a settlement reached with the municipality of San Juan during the second quarter of 2012 in which the Group paid $60 thousand in full and final satisfaction of any and all claims for municipal license taxes for all fiscal years prior to and including 2011.

Directors and investor relations expenses decreased 20.4% to $1.0 million in 2012 compared to 2011, due to the departure of two directors during 2012.

Loan servicing and clearing expenses decreased by 16.8% in 2012 as a result of conversion expenses of the securities broker dealer clearing agent platform of approximately $250 thousand in 2011 and overall expenses savings related to these new clearing services.

The increase in the Group’s net-interest income resulted in a decrease in the efficiency ratio to 62.58% for 2012 from 66.26% in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Group computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, net accretion or amortization of FDIC shared-loss indemnification assets, losses on early extinguishment of repurchase agreements, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $24.9 million for 2012 compared to losses of $28.3 million for 2011. Revenue for purposes of the efficiency ratio for 2012 amounted to $204.2 million compared to $184.9 million for 2011.

Comparison of the years ended December 31, 2011 and 2010

Non-interest expenses for 2011 increased 8.6% to $122.3 million compared to $112.6 million for 2010. The increase in non-interest expenses for 2011 is primarily driven by the integration of former Eurobank employees after the FDIC-assisted acquisition on April 30, 2010 and, therefore, had only a partial impact on 2010.

Compensation and employee benefits increased 9.2% to $45.6 million from $41.7 million for 2010. Average employees remained at 725 for 2011 and 2010.

Professional and service fees for 2011 increased 31.8% to $21.7 million compared to $16.5 million for 2010. The increase for 2011 is mainly due to expenses for servicing the loans acquired in the FDIC-assisted acquisition, which commenced in late June 2010.

Occupancy and equipment expense decreased 6.2% to $17.4 million for 2011 compared to 2010. This decrease is mainly attributed to fewer branches when compared to 2010.

The decrease in insurance expenses for 2011 as compared to 2010 is principally due to the change in FDIC assessment rates and the change in the methodology applied to the Bank. This current methodology is based on average consolidated total assets less average tangible equity, instead of total deposits.

The increase in electronic banking charges for 2011 compared to 2010 is mainly due to increases in the volume of transactions as the result of new customers from the FDIC-assisted acquisition.

The decrease in taxes, other than payroll and income taxes, for 2011 as compared to 2010 is principally due to the effect of the Eurobank integration, which for 2010 contemplated property taxes for all of Eurobank’s former facilities.

Advertising, business promotion, and strategic initiatives for 2011 increased 20.0% as compared to the same period in 2010, primarily to support the expansion of commercial banking and the Group’s rebranding.

Loan servicing and clearing expenses increased 30.4%, foreclosure and repossession expenses increased 3.7%, printing, postage, stationery and supplies expenses increased 6.4%, and other operating expenses increased 9.7%, and communication expenses and director and investor relations expenses decreased 36.6% and 10.8%, respectively, for 2011 when compared to 2010.

The non-interest expense results reflected an efficiency ratio of 66.2% for 2011 compared to 64.5% for 2010. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses.  Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to a loss of $13.2 million for 2011 compared to a loss of $34.1 million for 2010.

Provision for Loan and Lease Losses

Comparison of the years ended December 31, 2012 and 2011

The provision for non-covered loan and lease losses for 2012 totaled $13.9 million, a decrease of 8.8% from the $15.2 million reported in 2011.  Based on an analysis of the credit quality and the composition of the Group’s loan portfolio, management determined that the provision for 2012 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.  The decrease in the provision for loan and lease losses for 2012 is supported by the following observed trends:

  • Loans that are 90 days past due to total gross loans decreased from 11.7% at December 31, 2011 to 6.6% at December 31, 2012.

  • Non-accruing loans decreased from $167.7 million at December 31, 2011 to $147.4 million at December 31, 2012.

During 2012, net credit losses amounted to $10.9 million, an increase of 13.8% when compared $9.6 million in 2011.  The increase for 2012 was primarily due to an increase in net credit losses for commercial loans of $1.6 million when compared to 2011.  Total charge-offs increased 13.1% to $11.5 million in 2012 as compared to 2011, and total recoveries slightly increased from $506 thousand in 2011 to $508 thousand in 2012. As a result, the recoveries to charge-offs ratio decreased from 5.00% in 2011 to 4.44% in 2012.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group records an allowance for loan and lease losses. Also, the Group records an increase in the FDIC share-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.  Provision for covered loans and lease losses for 2012 was $9.8 million, reflecting the Group’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Group’s expectations for the remaining terms of the loan pools. During the first quarter of 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.  Additional net provisions of $1.5 million, $221 thousand and $982 thousand were recorded for the second, third and fourth quarters of 2012, respectively, as quarterly reviews of credit assumptions for covered loans  are reflecting some delays in the expected cash flows, mainly in pools of real estate collateralized loans. Significant judgement is made in timing the collection of nonperforming loans that are being actively worked out.

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

Net credit losses increased $1.9 million to $9.6 million, representing 0.81% of average non-covered loans outstanding, versus 0.67% in 2010. The allowance for non-covered loan and lease losses increased to $37.0 million (3.06% of non-covered loans) at December 31, 2011, compared to $31.4 million (2.66% of non-covered loans) at December 31, 2010.

For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified are evaluated for impairment, or when deemed necessary by management. At December 31, 2011, the total investment in impaired commercial loans was $46.4 million, compared to $25.9 million at December 31, 2010. Impaired commercial loans increased principally as a result of an increase of $10.9 million in commercial loans classified as troubled debt restructurings and $5.4 million in current loans adversely classified by management during its impairment analysis. Most of the impaired commercial loans were measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependant, all other loans were measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $3.5 million and $823 thousand at December 31, 2011 and 2010, respectively. At December 31, 2011, the total investment in impaired mortgage loans was $51.5 million (December 31, 2010 — $36.1 million). Impairment on mortgage loans assessed as troubled debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $3.4 million and $2.4 million at December 31, 2011 and 2010, respectively.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. As part of the Group’s assessment of actual versus expected cash flows on covered loans, higher cash flows are expected for various pools of loans for which impairment has been previously recorded as an allowance for covered loan and lease losses. The resulting higher expected cash flows are recorded as a reduction in such previously recorded allowance and a recapture of covered loan and lease losses of $1.4 million for 2011, net of the effect from the FDIC shared-loss indemnification asset. A provision for covered loan and lease losses of $6.2 million was recorded in 2010, net of the effect from the FDIC shared-loss indemnification asset.

Income Taxes

Comparison of the years ended December 31, 2012 and 2011

Income tax expense was $3.3 million for 2012 compared to $886 thousand for 2011.  The increase during 2012 was mainly due to a $2.4 million tax expense from the IBE Subsidiary.  Following a change in its applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, the remaining tax balance of the IBE Subsidiary’s unrealized gain on securities recorded other comprehensive income will flow through income as these securities are repaid or sold in future periods. This change in law had no effect during 2011.  The tax benefit of the exempt interest income was reduced from $10.5 million to $3.5 million as a result of the reduced investment portfolio and the reduction in the IBE Subsidiary’s income from $9.2 million in 2011 to $4.6 million in 2012.

Comparison of the years ended December 31, 2011 and 2010

For 2011, the Group recorded an income tax expense of $866 thousand, as compared to income tax benefit of $4.3 million for 2010. This increase reflected a $5.2 million expense related to the re-measurement of the net deferred tax assets due to a reduction in the marginal corporate income tax rate from 40.95% to 30% as a result of the 2011 Code, partially reduced by the various contingencies settled with the Puerto Rico Treasury Department during the second quarter of 2011 in which the Group paid $2.0 million, approximately $3.0 million less than what the Group had reserved for this purpose. As part of the settlement reached, all taxable years prior to 2010 are closed for purposes of any assessments of additional income taxes by the Puerto Rico Treasury Department. Also, mortgage tax credits amounting to $2.6 million became available for the years 2011 and 2012, $1.3 million of which were used during 2011 to offset any taxable income. The Group expects to obtain benefits from this reduction in tax rates on future corporate tax filings. For 2011, the effective tax rate of the Group reached 2.45% compared to an effective tax benefit of 77.64% for 2010. Included in the aforementioned effective tax rate is the net effect of the change in the enacted tax rate of 14.66%; the decrease in the tax liability rate of the IBE Subsidiary of 1.41%, which reduced its statutory tax rate from 5.00% to 0.00%; and a decrease in the income tax contingencies credit of 7.95%, which includes the benefits recorded from the settlement of contingencies with the Puerto Rico Treasury Department.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31,
	2012	2011	Variance %	2010
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,693,448	$3,560,805	-52.4%	$3,972,107
Obligations of US Government sponsored agencies	21,847	-	100.0%	3,000
US Treasury securities	26,496	-	100.0%	-
CMOs issued by US Government sponsored agencies	291,400	130,046	124.1%	177,804
GNMA certificates	15,165	28,337	-46.5%	127,714
Structured credit investments	-	37,288	-100.0%	41,693
Puerto Rico Government and agency obligations	120,520	71,458	68.7%	67,663
FHLB stock	38,411	23,779	61.5%	22,496
Other debt securities	25,410	16,004	58.8%	-
Other investments	568	253	124.5%	1,480
Total investments	2,233,265	3,867,970	-42.3%	4,413,957
Loans:
Loans not covered under shared-loss agreements with the FDIC	4,762,095	1,179,987	303.6%	1,149,319
Allowance for loan and lease losses on non covered loans	(39,921)	(37,010)	-7.9%	(31,430)
Non covered loans receivable, net	4,722,174	1,142,977	313.1%	1,117,889
Mortgage loans held for sale	64,544	26,939	139.6%	33,979
Total loans not covered under shared-loss agreements with the FDIC, net	4,786,718	1,169,916	309.2%	1,151,868
Loans covered under shared-loss agreements with the FDIC	449,431	533,532	-15.8%	669,997
Allowance for loan and lease losses on covered loans	(54,124)	(37,256)	-45.3%	(49,286)
Total loans covered under shared-loss agreements with the FDIC, net	395,307	496,276	-20.3%	620,711
Total loans, net	5,182,025	1,666,192	211.0%	1,772,579
Securities purchased under agreements to resell	80,000	-	100.0%	-
Total securities and loans	7,495,290	5,534,162	35.4%	6,186,536
Other assets:
Cash and due from banks	855,490	587,624	45.6%	344,067
Money market investments	13,205	3,863	241.8%	104,869
FDIC shared-loss indemnification asset	286,799	392,367	-26.9%	473,629
Foreclosed real estate	81,531	27,679	194.6%	26,840
Accrued interest receivable	17,554	20,182	-13.0%	28,716
Deferred tax asset, net	117,201	32,023	266.0%	30,732
Premises and equipment, net	84,997	21,520	295.0%	23,941
Servicing assets	10,795	10,454	3.3%	-
Derivative assets	21,889	9,317	134.9%	28,315
Goodwill	64,021	2,701	2270.3%	2,701
Other assets	144,596	52,502	175.4%	60,660
Total other assets	1,698,078	1,160,232	46.4%	1,124,470
Total assets	$9,193,368	$6,694,394	37.3%	$7,311,006
Investments portfolio composition:
FNMA and FHLMC certificates	75.8%	92.1%		90.0%
Obligations of US Government sponsored agencies	1.0%	0.0%		0.1%
US Treasury securities	1.2%	0.0%		0.0%
CMOs issued by US Government sponsored agencies	13.0%	3.4%		4.0%
GNMA certificates	0.7%	0.7%		2.9%
Structured credit investments	0.0%	1.0%		1.0%
Puerto Rico Government and agency obligations	5.4%	1.8%		1.5%
FHLB stock	1.7%	0.6%		0.5%
Other debt securities and other investments	1.2%	0.4%		0.0%
	100.0%	100.0%		100.0%

Assets Owned

At December 31, 2012, the Group’s total assets amounted to $9.193 billion, an increase of 37.3% when compared to $6.694 billion at December 31, 2011, and interest-earning assets increase 35.4% from $5.534 billion at December 31, 2011 to $7.495 billion at December 31, 2012. This increase is the result of the BBVAPR Acquisition on December 18, 2012, partially offset by the deleverage plan executed in the second half of 2012 in connection with such acquisition.

As set forth in Table 4 above, as a result of the BBVAPR Acquisition in December 2012 and related deleverage plan, the Group accelerated its longstanding goal of creating a more stable balance sheet, with a larger and more diversified loan portfolio, and a smaller investment securities portfolio, improving earnings stability. Furthermore, in connection with the BBVAPR Acquisition, we completed the sale of approximately $1.4 billion of our and BBVAPR Bank’s investment securities and used the proceeds from such sales, together with available cash, to repay approximately $1.7 billion of wholesale funding. The BBVAPR Acquisition and the change in portfolio composition as a result of the deleverage prompted management to consider the adequacy of maintaining securities classified as held-to-maturity in connection with the assessment of the overall asset-liability management  process.  In doing so, and in compliance with the applicable accounting guidance under ASC 320-10-25, management’s considerations focused primarily on its ability and intent to hold the securities until maturity, as well as its asset-liability management strategy with its goal of maximizing net interest income and managing risk under the new consolidated balance sheet structure.  As a result of such analysis, on December 31, 2012, the securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio at a fair value of $797.5 million with net combined unrealized gains of $35.1 million.

At December 31, 2012, investments represented 30.1% of total interest earning assets while loans represented 69.9%, compared to 69.9% and 30.1%, respectively, at December 31, 2011.

Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds.  At December 31, 2012, the investment portfolio decreased 42.3% to $2.233 billion from $3.868 billion at December 31, 2011.  This decrease is mostly due to the effect of a decrease of $1.867 billion in FNMA and FHLMC certificates.  During 2012, the Group had net realized gains of $74.2 million, mainly due to sales of mortgage-backed securities and CMOs of $1.509 billion with a book value at sale of $1.433 billion and investment securities of $319.3 million with a book value at sale of $322.2 million. During 2011, the Group had gross realized gains of $28.0 million, mainly due to sales of mortgage-backed securities of $606.2 million with a book value at sale of $578.2 million.

The Group’s loan portfolio is comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans, the latter were added as part of the recent BBVAPR Acquisition.  At December 31, 2012, the Group’s loan portfolio, the largest category of the Group’s interest-earning assets increased 211.0% to $5.182 billion compared to the loan portfolio of $1.666 billion at December 31, 2011. The loan portfolio increase was mainly attributable to the $3.560 billion in loans acquired in the BBVAPR Acquisition.  The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. The covered loan portfolio decreased $101.0 million, or 20.3%, mainly due to an increase of $16.9 million in the allowance for loan and lease losses on covered loans, and as a net effect of the repayment of loans and the portion of the accretable yield recognized as interest income. The non-covered loan portfolio increased $3.617 billion, or 309.2%.

At December 31, 2012, the Group’s non-covered loan portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $808.3 million (38.0% of the gross non-covered loan portfolio) compared to $821.1 million (69.3% of the gross non-covered loan portfolio) at December 31, 2011. Mortgage loan production totaled $202.7 million for 2012, a decrease of 4.7% from $212.8 million in 2011.

•         Commercial loan portfolio amounted to $690.1 million (32.5% of the gross non-covered loan portfolio) compared to $301.6 million (25.5% of the gross non-covered loan portfolio) at December 31, 2011. Commercial loan production increased 36.7% to $191.0 million for 2012 from $139.8 million for 2011.

•         Consumer loan portfolio amounted to $118.8 million (5.6% of the gross non-covered loan portfolio) compared to $36.1 million (3.1% of the gross non-covered loan portfolio) at December 31, 2011. Consumer loan production increased 46.4% to $31.8 million for 2012 from $21.7 million in 2011.

•         Leasing portfolio amounted to $37.6 million (1.8% of the gross non-covered loan portfolio) compared to $25.8 million (2.2% of the gross non-covered loan portfolio) at December 31, 2011. Leasing production increased 2.3% to $22.1 million for 2012 from $21.6 million in 2011.

•         Auto loan portfolio amounted to $471.1 million (22.2% of the gross non-covered loan portfolio). This business line was added as part of the BBVAPR Acquisition on December 18, 2012. Auto loan production was $13.1 million in 2012 since acquisition.

The FDIC shared-loss indemnification asset amounted to $286.8 million as of December 31, 2012 and $392.4 million as of December 31, 2011. The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements received from the FDIC during 2012 of $96.7 million and net amortization of $28.0 million, which was partially offset by an increase of $7.0 million in expected net credit impairment losses to be covered under shared-loss agreements and $12.1 million in incurred expenses to be reimbursed under the shared-loss agreements.

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

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	December 31,
			Variance
	2012	2011	%	2010
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated loans and leases:
Mortgage	$804,942	$821,062	-2.0%	$873,932
Commercial	353,930	301,573	17.4%	234,992
Auto	13,143	-	100.0%	-
Consumer	48,136	36,130	33.2%	34,492
Leasing	37,577	25,768	45.8%	10,257
Deferred loan fees, net	(3,601)	(4,546)	20.8%	(4,354)
Total originated loans and leases	1,254,127	1,179,987	6.3%	1,149,319
Acquired loans:
Accounted for under ASC 310-20
Commercial and industrial	317,632	-	100.0%	-
Construction and commercial real estate	20,337	-	100.0%	-
Mortgage	1,591	-	100.0%	-
Auto	457,894	-	100.0%	-
Consumer	68,878	-	100.0%	-
Deferred loan costs, net	138	-	100.0%
	866,470	-	100.0%	-
Accounted for under ASC 310-30
Commercial and industrial	960,502	-	100.0%	-
Construction and commercial real estate	198,560	-	100.0%	-
Mortgage	808,644	-	100.0%	-
Auto	555,510	-	100.0%	-
Consumer	118,282	-	100.0%	-
	2,641,498	-	100.0%	-
	3,507,968	-	100.0%	-
Loans receivable	4,762,095	1,179,987	303.6%	1,149,319
Allowance for loan and lease losses on non-covered loans	(39,921)	(37,010)	-7.9%	(31,430)
Loans receivable, net	4,722,174	1,142,977	313.1%	1,117,889
Mortgage loans held-for-sale	64,544	26,939	139.6%	33,979
Total loans not covered under shared-loss agreements with FDIC, net	4,786,718	1,169,916	309.2%	1,151,868
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	128,811	140,824	-8.5%	166,865
Construction and development secured by 1-4 family residential properties	15,969	16,976	-5.9%	17,232
Commercial and other construction	289,070	325,832	-11.3%	388,261
Leasing	7,088	36,122	-80.4%	79,093
Consumer	8,493	13,778	-38.4%	18,546
Total loans covered under shared-loss agreements with FDIC	449,431	533,532	-15.8%	669,997
Allowance for loan and lease losses on covered loans	(54,124)	(37,256)	-45.3%	(49,286)
Total loans covered under shared-loss agreements with FDIC, net	395,307	496,276	-20.3%	620,711
Total loans receivable, net	$5,182,025	$1,666,192	211.0%	$1,772,579

The following table summarizes the remaining contractual maturities of the Group’s total gross non-covered loans segmented to reflect cash flows as of December 31, 2012. Contractual maturities do not necessarily reflect the actual term of a loan, considering prepayments.

		Maturities
			After One Year to
	Balance	One Year or Less	Five Years		After Five Years
	Outstanding at		Fixed	Variable	Fixed	Variable
	December 31,		Interest	Interest	Interest	Interest
	2012		Rates	Rates	Rates	Rates
	(In thousands)
Originated loans:
Mortgage, mainly residential	$804,206	$6,770	$40,217	$-	$757,219	$-
Commercial, mainly real estate	353,930	119,285	144,469	52,950	24,348	12,878
Auto	13,143	-	-	-	13,143	-
Consumer	48,872	6,744	37,442	62	3,913	711
Leasing	37,577	172	32,094	-	5,311	-
Total	$1,257,728	$132,971	$254,222	$53,012	$803,934	$13,589

Acquired loans accounted under ASC 310-20:
Commercial and Industrial	$317,632	$312,286	$312	$2,074	$932	$2,028
Commercial secured by real estate	20,337	16,441	356	750	681	2,109
Mortgage	1,591	-	-	-	1,591	-
Auto	457,894	15,582	237,589	-	204,723	-
Consumer	68,878	67,362	309	-	1,207	-
Total	$866,332	$411,671	$238,566	$2,824	$209,134	$4,137

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,
			Variance
	2012	2011	%	2010
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$799,667	$201,318	297.2%	$170,705
NOW accounts	1,647,072	847,940	94.2%	783,744
Savings and money market accounts	634,133	230,672	174.9%	235,690
Certificates of deposit	2,603,693	1,151,720	126.1%	1,393,743
Total deposits	5,684,565	2,431,650	133.8%	2,583,882
Accrued interest payable	4,994	4,493	11.2%	5,006
Total deposits and accrued interest payable	5,689,559	2,436,143	133.5%	2,588,888
Borrowings:
Short term borrowings	92,222	-	100.0%	42,460
Securities sold under agreements to repurchase	1,695,247	3,056,238	-44.5%	3,456,781
Advances from FHLB	536,542	287,753	86.5%	281,753
FDIC-guaranteed term notes	-	105,834	-100.0%	105,834
Federal funds purchased	9,901	-	100.0%	-
Other term notes	7,734	-	100.0%	-
Subordinated capital notes	146,038	36,083	304.7%	36,083
Total borrowings	2,487,684	3,485,908	-28.6%	3,922,911
Total deposits and borrowings	8,177,243	5,922,051	38.1%	6,511,799
FDIC net settlement payable	-	115	-100.0%	22,954
Derivative liabilities	26,260	47,425	-44.6%	64
Acceptances outstanding	26,996	-	100.0%	-
Other liabilities	99,263	29,248	239.4%	43,858
Total liabilities	$8,329,762	$5,998,839	38.9%	$6,578,675
Deposits portfolio composition percentages:
Non-interest bearing deposits	14.1%	8.3%		6.6%
NOW accounts	29.0%	34.9%		30.3%
Savings and money market accounts	11.2%	9.5%		9.1%
Certificates of deposit	45.7%	47.3%		54.0%
	100.0%	100.0%		100.0%
Borrowings portfolio composition percentages:
Short term borrowings	3.7%	0.0%		1.1%
Securities sold under agreements to repurchase	68.1%	87.7%		88.1%
Advances from FHLB	21.6%	8.3%		7.2%
FDIC-guaranteed term notes	0.0%	3.0%		2.7%
Federal funds purchased	0.4%	0.0%		0.0%
Other term notes	0.3%	0.0%		0.0%
Subordinated capital notes	5.9%	1.0%		0.9%
	100.0%	100.0%		100.0%
Securities sold under agreements to repurchase
Amount outstanding at year-end	$1,695,247	$3,056,238		$3,456,781
Daily average outstanding balance	$2,888,558	$3,417,892		$3,545,926
Maximum outstanding balance at any month-end	$3,060,578	$3,466,480		$3,566,588

Liabilities and Funding Sources

As shown in Table 6 above, at December 31, 2012, the Group’s total liabilities were $8.330 billion, 37.8% higher than the $6.005 billion reported at December 31, 2011. This increase is the result of the BBVAPR Acquisition on December 18, 2012, partially offset by the deleverage plan executed in the second half of 2012.  Deposits and borrowings, the Group’s funding sources, amounted to $8.178 billion at December 31, 2012 versus $5.922 billion at December 31, 2011, a 38.1% increase.

At December 31, 2012, deposits represented 69.6% and borrowings represented 30.4% of interest-bearing liabilities, compared to 41.1% and 58.9%, respectively, at December 31, 2011. At December 31, 2012, deposits and accrued interest payable, the largest category of the Group’s interest-bearing liabilities, were $5.690 billion, up 133.5% from $2.436 billion at December 31, 2011. The deposit increase was mainly attributable to the $3.494 billion in BBVAPR deposits assumed on December 18, 2012. The fair values initially assigned to the assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available. Core deposits increased 118.5% to $4.761 billion at December 31, 2012 from $2.180 billion at December 31, 2011, and brokered deposits increased 261.7% to $928.2 million as of December 31, 2012 from $256.6 million at December 31, 2011.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, and short-term borrowings. At December 31, 2012, borrowings amounted to $2.488 billion, 28.6% lower than the $3.486 billion reported at December 31, 2011. The TLGP notes totaling $105 million were repaid in full at maturity in March 2012.  Repurchase agreements as of December 31, 2012 decreased approximately $1.361 billion to $1.695 billion from $3.056 billion at December 31, 2012, due to the early termination of repurchase agreements in connection with the deleverage plan executed in the second half of 2012.

As a member of the FHLB, the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $536.5 million and $281.8 million as of December 31, 2012 and December 31, 2011, respectively. These advances mature from January 2013 through April 2017.

Stockholders’ Equity

At December 31, 2012, the Group’s total stockholders’ equity was $863.6 million, a 24.2% increase when compared to $695.6 million at December 31, 2011. The increase reflects the issuance of common and preferred stock during 2012 amounting to $149.8 million, net of stock issuance costs, in connection with the BBVAPR Acquisition, an increase of 129.2% or $18.7 million in other comprehensive income, and the net income for 2012, partially offset by cash dividends declared on common and preferred stock amounting to $20.0 million.

Regulatory capital ratios for 2012 decreased mainly as a result of the BBVAPR Acquisition, as risk-weighted assets increased 152.6%, or $3.163 billion, partially offset by the increase of 24.2%, or $168.1 million, in total capital in 2012, compared to 2011. Tangible common equity to risk-weighted assets and total equity to risk-weighted assets at December 31, 2012 decreased to 11.82% from 30.14% and 16.48% from 33.48%, respectively, at December 31, 2011.

The Group maintains capital ratios in excess of regulatory requirements. At December 31, 2012, Tier 1 Leverage Capital Ratio was 6.42% (1.61 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 12.94% (3.24 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 15.15% (1.89 times the requirement of 8.00%).

Taking into consideration our strong capital position, we increased the quarterly cash dividend per common share by 20% to $0.06 per share on November 30, 2011. This represents an annual increase from $0.20 to $0.24 per share.

The following are the consolidated capital ratios of the Group at December 31, 2012 and December 31, 2011:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,
			Variance
	2012	2011	%	2010
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$863,606	$695,555	24.2%	$732,331
Regulatory Capital Ratios data:
Leverage capital ratio	6.42%	9.65%	-33.4%	9.50%
Minimum leverage capital ratio required	4.00%	4.00%		4.00%
Actual tier 1 capital	$678,127	$661,614	2.5%	$699,415
Minimum tier 1 capital required	$422,307	$274,230	54.0%	$294,472
Excess over regulatory requirement	$255,821	$387,384	-34.0%	$404,943
Tier 1 risk-based capital ratio	12.94%	31.84%	-59.4%	31.04%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%		4.00%
Actual tier 1 risk-based capital	$678,127	$661,614	2.5%	$699,415
Minimum tier 1 risk-based capital required	$209,634	$83,110	152.2%	$90,139
Excess over regulatory requirement	$468,493	$578,504	-19.0%	$609,276
Risk-weighted assets	$5,240,861	$2,077,742	152.2%	$2,253,487
Total risk-based capital ratio	15.15%	33.12%	-54.2%	32.32%
Minimum total risk-based capital ratio required	8.00%	8.00%		8.00%
Actual total risk-based capital	$794,195	$688,188	15.4%	$728,241
Minimum total risk-based capital required	$419,269	$166,219	152.2%	$180,279
Excess over regulatory requirement	$374,926	$521,969	-28.2%	$547,962
Risk-weighted assets	$5,240,861	$2,077,742	152.2%	$2,253,487
Tangible common equity to total assets	6.74%	9.36%	-28.0%	9.03%
Tangible common equity to risk-weighted assets	11.82%	30.14%	-60.8%	29.30%
Total equity to total assets	9.39%	10.39%	-9.6%	10.02%
Total equity to risk-weighted assets	16.48%	33.48%	-50.8%	32.50%
Tier 1 common equity to risk-weighted assets	9.11%	27.01%	-66.3%	28.0%
Tier 1 common equity capital	$477,241	$561,275	-15.0%	$631,415
Stock data:
Outstanding common shares	45,580,281	41,244,533	10.5%	46,348,667
Book value per common share	$15.31	$15.28	0.2%	$14.33
Market price at end of period	$13.35	$12.11	10.2%	$12.49
Market capitalization at end of period	$608,497	$499,471	21.8%	$578,895

			Variance
	2012	2011	%	2010
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$10,066	$9,153	10.0%	$6,820
Cash dividends declared per share	$0.24	$0.21	14.3%	$0.17
Payout ratio	68.36%	33.33%	105.1%	16.02%
Dividend yield	1.80%	1.73%	3.7%	1.36%

The table that follows presents a reconciliation of the Group’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011	2010
	(In thousands, except share or per share information)
Total stockholders' equity	$863,606	$695,555	$732,331
Preferred stock	(176,000)	(68,000)	(68,000)
Preferred stock issuance costs	10,115	2,662	-
Goodwill	(64,021)	(2,701)	(2,701)
Core deposit intangible	(9,462)	(1,185)	(1,328)
Customer relationship intangible	(5,027)	-	-
Total tangible common equity	$619,211	$626,331	$660,302
Total assets	9,193,368	6,694,394	7,311,006
Goodwill	(64,021)	(2,701)	(2,701)
Core deposit intangible	(9,462)	(1,185)	(1,328)
Customer relationship intangible	(5,027)	-	-
Total tangible assets	$9,114,858	$6,690,508	$7,306,977
Tangible common equity to tangible assets	6.79%	9.36%	9.03%
Common shares outstanding at end of period	45,580,281	41,244,533	46,348,667
Tangible book value per common share	$13.59	$15.19	$14.25

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

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Group’s capital position. In connection with the Supervisory Capital Assessment Program, the Federal Reserve Board began supplementing its assessment of the capital adequacy of a large bank holding company based on a variation of Tier 1 capital, known as Tier 1 common equity.

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

The table below presents a reconciliation of the Group’s total common equity (GAAP) at December 31, 2012 and December 31, 2011 to Tier 1 common equity (non-GAAP):

	December 31,
	2012	2011	2010
	(In thousands)
Common stockholders' equity	$697,721	$630,217	$664,331
Unrealized gains on available-for-sale securities, net of income tax	(68,245)	(79,244)	(36,988)
Unrealized losses on cash flow hedges, net of income tax	12,365	42,113	-
Disallowed deferred tax assets	(85,009)	(26,879)	(25,930)
Disallowed servicing assets	(1,079)	(1,045)	(969)
Intangible assets:
Goodwill	(64,021)	(2,701)	(2,701)
Other disallowed intangibles	(14,490)	(1,185)	(1,328)
Total Tier 1 common equity	$477,242	$561,276	$596,415
Tier 1 common equity to risk-weighted assets	9.11%	27.01%	28.02%

The following table presents the Group’s capital adequacy information at December 31, 2012 and December 31, 2011:

	December 31,
	2012	2011	2010
	(In thousands)
Risk-based capital:
Tier 1 capital	$678,127	$661,614	$699,415
Supplementary (Tier 2) capital	116,068	26,574	28,826
Total risk-based capital	$794,195	$688,188	$728,241
Risk-weighted assets:
Balance sheet items	$4,927,919	$2,032,982	$2,216,120
Off-balance sheet items	312,942	44,760	37,367
Total risk-weighted assets	$5,240,861	$2,077,742	$2,253,487
Ratios:
Tier 1 capital (minimum required - 4%)	12.94%	31.84%	31.04%
Total capital (minimum required - 8%)	15.15%	33.12%	32.32%
Leverage ratio	6.42%	9.65%	9.50%
Equity to assets	9.39%	10.39%	10.02%
Tangible common equity to assets	6.74%	9.36%	9.03%

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively, “Tier 1 Capital”). Banking organizations are expected to maintain at least 50% of their Tier 1 Capital as common equity. Except as otherwise discussed below in light of the Dodd-Frank Act in connection with certain debt or equity instruments issued on or after May 19, 2010, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt.

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At December 31, 2012 and December 31, 2011, the Group was a “well capitalized” institution for regulatory purposes.

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

The Group’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.”  At December 31, 2012 and December 31, 2011, the Group’s market capitalization for its outstanding common stock was $608.5 million ($13.35 per share) and $499.5 million ($12.11 per share), respectively.

The following table provides the high and low prices and dividends per share of the Group’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06
2011
December 31, 2011	$12.35	$9.19	$0.06
September 30, 2011	$13.20	$9.18	$0.05
June 30, 2011	$13.07	$11.26	$0.05
March 31, 2011	$12.84	$11.40	$0.05
2010
December 31, 2010	$13.72	$11.50	$0.05
September 30, 2010	$14.45	$12.13	$0.04
June 30, 2010	$16.72	$12.49	$0.04
March 31, 2010	$14.09	$10.00	$0.04

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2012 and at December 31, 2011:

	December 31,
			Variance
	2012	2011	%	2010
	(Dollars in thousands)
Oriental Bank and Trust Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	5.75%	9.06%	-36.5%	9.22%
Actual tier 1 capital	$604,997	$616,590	-1.9%	$666,531
Minimum capital requirement (4%)	$420,607	$272,177	54.5%	$289,083
Minimum to be well capitalized (5%)	$525,759	$340,221	54.5%	$361,354
Tier 1 Capital to Risk-Weighted Assets	11.80%	29.79%	-60.4%	29.95%
Actual tier 1 risk-based capital	$604,997	$616,590	-1.9%	$666,531
Minimum capital requirement (4%)	$205,134	$82,787	147.8%	$89,025
Minimum to be well capitalized (6%)	$307,701	$124,180	147.8%	$133,537
Total Capital to Risk-Weighted Assets	14.03%	31.07%	-54.8%	31.23%
Actual total risk-based capital	$719,675	$643,065	11.9%	$695,013
Minimum capital requirement (8%)	$410,268	$165,573	147.8%	$178,049
Minimum to be well capitalized (10%)	$512,835	$206,967	147.8%	$222,562

Group’s Financial Assets Managed

The Group’s financial assets managed include those managed by the Group’s trust division, retirement plan administration subsidiary, and its broker-dealer subsidiaries.  Assets managed by the trust division and the broker-dealer subsidiaries increased from $4.142 billion as of December 31, 2011 to $5.237 billion as of December 31, 2012, mainly as a result of assets managed by the broker-dealer subsidiary acquired in the BBVAPR Acquisition amounting to $504.8 million at December 31, 2012, and an increase in account contributions and capital market appreciation.

The Group’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans.  At December 31, 2012, total assets managed by the Group’s trust division and CPC amounted to $2.514 billion, compared to $2.216 billion at December 31, 2011.  Oriental Financial Services and OFS Securities offer a wide array of investment alternatives to their client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs.  At December 31, 2012, total assets gathered by Oriental Financial Services and OFS Securities from their customer investment accounts increased to $2.722 billion, compared to $1.926 billion in assets gathered only by Oriental Financial Services at December 31, 2011.

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

Non-covered Loans

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit discounts are included in the determination of fair value; therefore, an allowance for loan losses is not recorded at the acquisition date. Credit cards, floor plans, revolving lines of credit, and certain auto loans acquired as part of the BBVAPR Acquisition will be accounted for under the guidance of ASC 310-20, which requires that any differences between contractually required loan payment receivable in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Considering the short period elapsed between the date of the BBVAPR acquisition and the end of the Group’s fiscal year, these loans did not have an allowance for loan and lease losses at December 31, 2012. The remaining loans acquired in the BBVAPR Acquisition are accounted for under ASC-310-30 and were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses and therefore, no allowance for credit losses was recorded at acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the BBVAPR Acquisition accounted for under ASC-310-30 as of December 31, 2012. Considering the short period elapsed from the acquisition date, the Group does not believe that the difference between cash flows expected to be collected on the loans acquired in the BBVAPR Acquisition accounted for under ASC-310-30 and those anticipated at December 18, 2012 need further assessment.

At December 31, 2012, the Group’s allowance for non-covered loan and lease losses amounted to $39.9 million, corresponding to originated loans, or 3.17% of total gross originated loans at December 31, 2012 versus $37.0 million or 3.11% of total gross originated loans at December 31, 2011. The allowance for residential mortgage loans, consumer loans, and leases decreased by 2.6% (or $560 thousand), 39.8% (or $567 thousand), and 68.0% (or $575 thousand), respectively, when compared with balances recorded at December 31, 2011.  The allowance for commercial loans increased by 36.1%, or $4.5 million, when compared with balances recorded at December 31, 2011.  During 2012, the Group recorded an allowance of $263 thousand for originated auto loans, a new segment resulting from the BBVAPR Acquisition on December 18, 2012. The unallocated allowance decreased by 32.1%, or $174 thousand, when compared with balances recorded at December 31, 2011.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or market value. The portfolios of mortgage loans, leases and consumer loans are considered homogeneous, and are evaluated collectively for impairment. For the commercial loans portfolio, all loans over $250 thousand that are either over 90 days past due or adversely classified, or when deemed necessary by management, are evaluated for impairment. At December 31, 2012, the total investment in impaired commercial loans was $46.2 million, compared to $46.4 million at December 31, 2011.  Most of the impaired commercial loans are measured based on the fair value of collateral method, since most impaired loans during the period were collateral dependent, all other loans are measured using the present value of cash flows method. The valuation allowance for impaired commercial loans amounted to approximately $4.1 million and $3.5 million at December 31, 2012 and December 31, 2011, respectively. At December 31, 2012, the total investment in impaired mortgage loans was $74.8 million, compared to $51.5 million at December 31, 2011.  Impairment on mortgage loans assessed as troubled-debt restructuring was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $5.3 million and $3.4 million at December 31, 2012 and December 31, 2011, respectively.

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

The Group’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12).  At December 31, 2012 and December 31, 2011, the Group had $147.2 million and $147.1 million, respectively, of non-accrual non-covered loans including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium).  Covered loans and loans purchased from BBVAPR with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30.  At December 31, 2012 and December 31, 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $52.0 million and $41.3 million, respectively.

At December 31, 2012, the Group’s non-performing assets increased 27.2% to $206.6 million (3.37% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $162.4 million (2.63% of total assets, excluding covered loans) at December 31, 2011.  The increase is mostly due to foreclosed real estate and other repossessed assets acquired in the BBVAPR Acquisition amounting to $35.8 million and $5.9 million, respectively, at December 31, 2012.  The Group does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At December 31, 2012, the allowance for non-covered loans and lease losses to non-performing loans coverage ratio was 27.13% (22.15% at December 31, 2011).

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

The following items comprise non-performing assets:

1.       Originated loans:

•         Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan.  At December 31, 2012, the Group’s originated non-performing mortgage loans totaled $115.0 million (78.1% of the Group’s non-performing loans), a 4.8% increase from $109.7 million (74.6% of the Group’s non-performing loans) at December 31, 2011.  Non-performing loans in this category are primarily residential mortgage loans. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status. The interest receivable on such loans is evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due, including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011.  On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due.  This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

•         Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At December 31, 2012, the Group’s originated non-performing commercial loans amounted to $29.5 million (20.0% of the Group’s non-performing loans), a 20.2% decrease when compared to non-performing commercial loans of $37.0 million at December 31, 2011 (25.1% of the Group’s non-performing loans).  Most of this portfolio is collateralized by commercial real estate properties.

•         Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.  At December 31, 2012, the Group’s originated non-performing consumer loans amounted to $442 thousand (0.3% of the Group’s total non-performing loans), a 28.1% increase from $345 thousand at December 31, 2011 (0.2% of total non-performing loans).

•         Leases  — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.  At December 31, 2012, the Group’s originated non-performing leases amounted to $131 thousand (0.1% of the Group’s total non-performing loans), an increase of 28.4% from $102 thousand at December 31, 2011 (0.1% of total non-performing loans).

2.       Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

•         Commercial lines of credit - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At December 31, 2012, the Group’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $193 thousand (0.1% of the Group’s non-performing loans)

•         Mortgage - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan.  At December 31, 2012, the Group’s acquired non-performing mortgage loans accounted for under ASC 310-20 totaled $520 thousand (0.4% of the Group’s non-performing loans)

•         Auto loans - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At December 31, 2012, the Group’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $275 thousand (0.2% of the Group’s non-performing loans)

•         Consumer lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days.  At December 31, 2012, the Group’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.1 million (0.7% of the Group’s non-performing loans)

3.       Acquired loans accounted for under ASC 310-30: are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

4.    Foreclosed real estate: is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for 2012 amounted to $4.4 million, compared to $1.7 million in 2011.

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

Covered Loans

The allowance for loan and lease losses on covered loans acquired in the FDIC-assisted acquisition of Eurobank is accounted under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

As part of the evaluation of actual versus expected cash flows, the Group assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. The credit quality assumptions for certain pools were updated to reflect an increase in default rates, severities and extension of recovery lags resulting in an increase in the provision for covered loan and lease losses of $9.8 million for 2012.  Such increase in provision was net of the effect of the increase in the FDIC shared-loss indemnification asset.  As a result, the allowance for covered loans increased from $37.3 million at December 31, 2011 to $54.1 million at December 31, 2012.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2012	2011	%	2010
	(Dollars in thousands)
Non-covered loans
Originated loans:
Balance at beginning of period	$37,010	$31,430	17.8%	$23,272
Provision for non-covered loan and lease losses	13,854	15,200	-8.9%	15,914
Charge-offs	(11,451)	(10,126)	13.1%	(8,235)
Recoveries	508	506	0.4%	479
Total non-covered loans balance at end of period	$39,921	$37,010	7.9%	$31,430

Allowance for loans and lease losses on originated loans to:
Total originated loans	3.23%	3.12%	3.5%	2.74%
Non-performing originated loans	27.52%	25.15%	9.4%	23.51%

Covered loans
Balance at beginning of period	$37,256	$49,286	-24.4%	$-
Provision for (recapture of) covered loan and lease losses, net	9,827	(1,387)	-808.5%	6,282
FDIC shared-loss portion on provision for (recapture of) loan and lease losses	7,041	(10,643)	-166.2%	43,004
Balance at end of period	$54,124	$37,256	45.3%	$49,286

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	December 31,
			Variance
	2012	2011	%	2010
	(Dollars in thousands)
Allowance balance:
Originated loans
Mortgage	$21,092	$21,652	-2.6%	$16,179
Commercial	17,072	12,548	36.1%	11,153
Auto	263	-	100.0%	-
Consumer	856	1,423	-39.8%	2,286
Leasing	270	845	-68.0%	860
Unallocated allowance	368	542	-32.1%	952
Total allowance balance	$39,921	$37,010	7.9%	$31,430
Allowance composition:
Originated loans
Mortgage	52.83%	58.52%	-9.7%	51.47%
Commercial	42.76%	33.90%	26.1%	35.49%
Auto	0.66%	0.00%	100.0%	0.00%
Consumer	2.14%	3.84%	-44.3%	7.27%
Leasing	0.68%	2.28%	-70.2%	2.74%
Unallocated allowance	0.93%	1.46%	-36.3%	3.03%
	100.00%	100.00%		100.00%
Allowance coverage ratio at end of period applicable to:
Originated loans
Mortgage	2.62%	2.64%	-0.7%	1.85%
Commercial	4.82%	4.16%	16.0%	4.75%
Auto	2.00%	0.00%	100.0%	0.00%
Consumer	1.78%	3.57%	-50.2%	6.24%
Leasing	0.72%	3.28%	-78.1%	8.38%
Unallocated allowance to total originated loans	0.03%	0.05%	-41.5%	8.00%
Total allowance to total originated loans	3.17%	3.11%	2.1%	2.72%
Allowance coverage ratio to non-performing loans:
Originated loans
Mortgage	18.34%	19.74%	-7.1%	14.76%
Commercial	57.86%	33.92%	70.6%	47.22%
Auto loans	100.00%	-	100.0%	-
Consumer	193.67%	412.46%	-53.0%	541.71%
Leasing	206.11%	828.43%	-75.1%	2457.14%
Acquired loans accounted for under ASC 310-20 (Loans
with revolving feature and/or acquired at a premium)
Commercial lines of credit	0.00%	-	-	-
Mortgage	0.00%	-	-	-
Auto loans	0.00%	-	-	-
Consumer lines of credit and credit cards	0.00%	-	-	-
Total	27.13%	25.15%	7.8%	23.51%

For loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium), we establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses. These loans were recorded on acquisition date at their fair value.  Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans.  Management will take into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20. Considering the short period elapsed from acquisition date, at December 31, 2012 there was no allowance for loan and lease losses recorded for these loans.

Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 as of December 31, 2012. Considering the short period elapsed from the acquisition date, the Group does not believe that the difference between cash flows expected to be collected on the loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 and those anticipated at December 18, 2012 need further assessment.

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED ORIGINATED LOAN AND LEASES
	Year Ended December 31,
			Variance
	2012	2011	%	2010
	(In thousands)
Mortgage
Charge-offs	$(6,492)	$(5,836)	11.2%	$(3,867)
Recoveries	131	101	29.7%	93
Total	(6,361)	(5,735)	10.9%	(3,774)
Commercial
Charge-offs	(4,081)	(2,506)	62.8%	(2,913)
Recoveries	156	161	-3.1%	160
Total	(3,925)	(2,345)	67.4%	(2,753)
Consumer
Charge-offs	(739)	(1,587)	-53.4%	(1,455)
Recoveries	194	234	-17.1%	226
Total	(545)	(1,353)	-59.7%	(1,229)
Leasing
Charge-offs	(139)	(197)	-29.4%	-
Recoveries	27	10	170.0%	-
Total	(112)	(187)	-40.1%	-
Net credit losses
Total charge-offs	(11,451)	(10,126)	13.1%	(8,235)
Total recoveries	508	506	0.4%	479
Total	$(10,943)	$(9,620)	13.8%	$(7,756)
Net credit losses to average loans outstanding:
Mortgage	0.75%	0.66%	13.6%	0.41%
Commercial	1.06%	0.92%	15.2%	1.34%
Consumer	1.13%	4.08%	-72.3%	4.43%
Leasing	0.36%	1.10%	-67.3%	0.00%
Total	0.82%	0.82%	0.0%	0.67%
Recoveries to charge-offs	4.44%	5.00%	-11.2%	5.82%
Average loans not covered under shared-loss agreements with the FDIC:
Mortgage	$847,101	$872,966	-3.0%	$923,345
Commercial	368,763	254,617	44.8%	206,090
Consumer	48,426	33,177	46.0%	27,735
Leasing	30,788	17,036	80.7%	5,129
Auto	37,083	-	100.0%	-
Total	$1,332,161	$1,177,796	13.1%	$1,162,299

TABLE 11 — NON-PERFORMING ASSETS
	December 31,
			Variance
	2012	2011	(%)	2010
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$50,468	$28,889	74.7%	$2,327
Other loans	96,696	118,251	-18.2%	71,236
Accruing loans
Troubled Debt Restructuring loans	-	-	0.0%	4,999
Other loans	-	-	0.0%	55,137
Total non-performing loans	$147,164	$147,140	0.0%	$133,699
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	53,164	13,812	284.9%	11,969
Other repossessed asset	5,943	-	100.0%	-
Mortgage loans held for sale in non-accrual	319	1,472	-78.3%	381
	$206,590	$162,424	27.2%	$146,049
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	3.37%	2.63%	28.1%	2.19%
Non-performing assets to total capital	23.92%	23.35%	2.4%	19.94%

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$5,867	$5,415	$3,802

TABLE 12 — NON-PERFORMING LOANS
	December 31,
			Variance
	2012	2011	%	2010
	(Dollars in thousands)
Non-performing loans:
Originated loans
Mortgage	$115,002	$109,705	4.8%	$109,623
Commercial	29,506	36,988	-20.2%	23,619
Consumer	442	345	28.1%	422
Leasing	131	102	28.4%	35
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial lines of credit	193	-	100.0%	-
Mortgage	520	-	100.0%	-
Auto loans	275	-	100.0%	-
Consumer lines of credit and credit cards	1,095	-	100.0%	-
Total	$147,164	$147,140	0.0%	$133,699
Non-performing loans composition percentages:
Originated loans
Mortgage	78.1%	74.6%		82.0%
Commercial	20.0%	25.1%		17.7%
Consumer	0.3%	0.2%		0.3%
Leasing	0.1%	0.1%		0.0%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial lines of credit	0.1%	0.0%		0.0%
Mortgage	0.4%	0.0%		0.0%
Auto loans	0.2%	0.0%		0.0%
Consumer lines of credit and credit cards	0.7%	0.0%		0.0%
Total	100.0%	100.0%		100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	6.84%	12.58%	-45.6%	11.67%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	2.40%	2.38%	0.8%	2.00%
Total capital	17.04%	21.15%	-19.4%	18.26%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.99%	2.91%	-31.7%	1.67%
Non-performing loans	29.06%	23.15%	25.5%	14.28%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	27.86%	23.27%	19.7%	22.04%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	38.24%	27.70%	38.0%	25.72%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

December 31, 2012
Higher-Risk Residential Mortgage Loans*
High Loan-to-Value Ratio Mortgages
Junior Lien Mortgages	Interest Only Loans	LTV 90% and over
Carrying	Carrying	Carrying

Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
(In thousands)

Delinquency:
0 - 89 days	$15,063	$262	1.74%	$27,060	$836	3.09%	$67,440	$1,822	2.70%
90 - 119 days	48	1	2.08%	-	-	0.00%	5,241	58	1.11%
120 - 179 days	430	29	6.74%	1,125	181	16.09%	3,248	108	3.33%
180 - 364 days	563	36	6.39%	585	94	16.07%	6,961	289	4.15%
365+ days	1,968	168	8.54%	3,936	973	24.72%	16,010	1,325	8.28%
Total	$18,072	$496	2.74%	$32,706	$2,084	6.37%	$98,900	$3,602	3.64%
Percentage of total loans not covered by FDIC shared-loss agreements	1.44%			2.61%			7.90%
Refinanced or Modified Loans:
Amount	$2,403	$167	6.95%	$-	$-	0.00%	$20,478	$1,357	6.63%
Percentage of Higher-Risk Loan Category	13.30%			0.00%			20.71%
Loan-to-Value Ratio:
Under 70%	$13,616	$373	2.74%	$5,064	$275	5.43%	$-	$-	-
70% - 79%	2,950	53	1.80%	6,816	561	8.23%	-	-	-
80% - 89%	1,055	33	3.13%	8,670	468	5.40%	-	-	-
90% and over	451	37	8.20%	12,156	780	4.50%	98,900	3,602	3.64%
	$18,072	$496	2.74%	$32,706	$2,084	6.37%	$98,900	$3,602	3.64%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Group’s consolidated financial statements, the Group has certain obligations and commitments to make future payments under contracts. At December 31, 2012, the aggregate contractual obligations and commercial commitments, excluding accrued interests and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Short term borrowings	$92,210	$92,210	$-	$-	$-
Securities sold under agreements to repurchase	1,692,931	427,931	765,000	500,000	-
Federal funds purchased	9,901	9,901
Advances from FHLB	534,957	475,000	55,000	4,957	-
Subordinated capital notes	153,083	-	50,000	67,000	36,083
Other term notes	7,734	5,000	1,000	-	1,734
Annual rental commitments under noncancelable operating leases	66,065	9,481	17,094	15,439	24,051
Total	$2,556,881	$1,019,523	$888,094	$587,396	$61,868

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, increased from $92.8 million from the previous year to $591.7 million, mostly as a result of the commitments assumed as part of the BBVAPR Acquisition, which amounted to $461.6 million at December 31, 2012. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Group evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $17.0 million at December 31, 2012.

Impact of Inflation and Changing Prices

The financial statements and related data presented herein (except for certain non-GAAP measures as previously indicated) have been prepared in accordance with GAAP which require the measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

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

QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

TABLE 13A — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2012	2012	2012	2012	2012
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$69,918	$60,787	$65,686	$64,389	$260,780
Interest expense	30,935	27,632	25,419	21,485	105,471
Net interest income	38,983	33,155	40,267	42,904	155,309
Provision for non-covered loan and lease losses	3,000	3,800	3,600	3,454	13,854
Provision for covered loan and lease losses, net	7,157	1,467	221	982	9,827
Total provision for loan and lease losses, net	10,157	5,267	3,821	4,436	23,681
Net interest income after provision for loan and lease losses	28,826	27,888	36,446	38,468	131,628
Non-interest income (loss)	12,764	16,950	13,652	(19,360)	24,006
Non-interest expenses	29,000	28,823	30,443	39,512	127,778
Income (loss) before taxes	12,590	16,015	19,655	(20,404)	27,856
Income tax expense (benefit)	1,937	1,057	1,894	(1,587)	3,301
Net Income (loss)	10,653	14,958	17,761	(18,817)	24,555
Less: dividends on preferred stock	(1,201)	(1,200)	(3,039)	(4,499)	(9,939)
Income (loss) available to common shareholders	$9,452	$13,758	$14,722	$(23,316)	$14,616
PER SHARE DATA:
Basic	$0.23	$0.34	$0.36	$(0.53)	$0.35
Diluted	$0.23	$0.34	$0.35	$(0.53)	$0.35

	March 31,	June 30,	September 30,	December 31,	Total
	2011	2011	2011	2011	2011
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$78,034	$82,202	$71,537	$65,256	$297,029
Interest expense	40,705	39,084	38,656	37,078	155,523
Net interest income	37,329	43,118	32,881	28,178	141,506
Provision for non-covered loan and lease losses	3,800	3,800	3,800	3,800	15,200
Provision for (recapture of) covered loan and lease losses, net	549	-	(1,936)	-	(1,387)
Total provision for loan and lease losses, net	4,349	3,800	1,864	3,800	13,813
Net interest income after provision for loan and lease losses	32,980	39,318	31,017	24,378	127,693
Non-interest income (loss)	7,185	16,549	16,965	(10,568)	30,131
Non-interest expenses	30,611	30,791	30,614	30,492	122,508
Income (loss) before taxes	9,554	25,076	17,368	(16,682)	35,316
Income tax expense (benefit)	6,472	(1,391)	580	(4,795)	866
Net Income (loss)	3,082	26,467	16,788	(11,887)	34,450
Less: dividends on preferred stock	(1,201)	(1,200)	(1,201)	(1,200)	(4,802)
Income (loss) available to common shareholders	$1,881	$25,267	$15,587	$(13,087)	$29,648
PER SHARE DATA:
Basic	$0.04	$0.56	$0.35	$(0.31)	$0.67
Diluted	$0.04	$0.56	$0.35	$(0.31)	$0.67

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Group’s consolidated financial statements, the Group has certain obligations and commitments to make future payments under contracts. At December 31, 2012, the aggregate contractual obligations and commercial commitments, excluding accrued interests and unamortized premiums (discounts), are as follows:

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

In discharging its responsibilities, ALCO examines current and expected conditions in global financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps, and any tax or regulatory issues which may be pertinent to these areas.

On a monthly basis, the Group performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Simulations are carried out in two ways:

(i)       using a static balance sheet as the Group had on the simulation date, and

(ii)     using a dynamic balance sheet based on recent growth patterns and business strategies.

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Group over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2012 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$7,424	2.24%	$10,590	3.21%
+ 100 Basis points	$4,304	1.30%	$6,002	1.82%
- 50 Basis points	$(3,706)	-1.12%	$(4,111)	-1.25%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Group’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and its structured repurchase agreements and advances from the FHLB. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Group’s assets and liabilities, the maturity and the re-pricing frequency of the liabilities has been extended to longer terms and the amounts of its structured repurchase agreements and advances from the FHLB has been reduced

The Group maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Group’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Group’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Group considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Group’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Group’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 10 to the accompanying consolidated financial statements for further information concerning the Group’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by the Group to manage interest rate risk:

Interest rate swaps — The Group entered into hedge-designated forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of

$17.7 million was recognized at December 31, 2012, related to the valuation of these swaps. Refer to Note 10 of the audited consolidated financial statements for a description of these swaps.

As part of the BBVAPR Acquisition, the Group assumed certain derivative contracts from BBVAPR, including interest rate swaps not designated as hedging instruments which are utilized to convert certain fixed-rate loans to variable rates, and the mirror-images of these interest rate swaps in which BBVAPR entered into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2012, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $8.4 million, and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $8.4 million. Refer to Note 10 of the audited consolidated financial statements for a description of these swaps.

Swap options — In July 2012, the Group purchased options to enter into interest rate swaps, not designated as cash flow hedges, with an aggregate notional amount of $200 million. As part of the deleveraging strategy in connection with the BBVAPR Acquisition in December 2012, the Group sold all of these purchased options.

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

At December 31, 2012 and 2011, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $13.2 million and $9.3 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $12.7 million and $9.4 million, respectively.

Wholesale borrowings — The Group uses interest rate swaps to hedge the variability of interest cash flows of certain advances from FHLB that are tied to a variable rate index. The interest rate swaps effectively fix the Group’s interest payments on these borrowings. As of December 31, 2012, the Group had $225 million in interest rate swaps at an average rate of 2.63% designated as cash flow hedges for $225 million in advances from FHLB that reprice or are being rolled over on a monthly basis.

In addition, the Group has outstanding structured repurchase agreements and advances from FHLB in which the counterparty has the right to put back the borrowing to the Group before their stated maturity under certain conditions.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Group is its lending activities. In Puerto Rico, the Group’s principal market, according to government data, the economic recession ended in calendar year 2012, and the economy is expected to grow slightly in 2013. However, economic growth remains a challenge due to the lack of significant employment growth and a housing sector that remains under pressure in spite of progress made by the Puerto Rico government in reducing its fiscal deficit.

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

The Group’s business requires continuous access to various funding sources. While the Group is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Group’s business is dependent upon other wholesale funding sources. Although the Group has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. The Group’s repurchase agreements have been structured with initial terms that mature from one month to two years for twelve repurchase agreements amounting to $1.2 billion, and a $500 million repurchase agreement that matures on March 2, 2017 in which the counterparty has the right to exercise at par on a quarterly basis its put option before the contractual maturity.  Such repurchase agreement also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party. In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.

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

As of December 31, 2012, the Group had approximately $868.7 million in cash and cash equivalents, $80.0 million in securities purchased under agreements to resell, $80.4 million in investment securities, $1.347 billion in commercial loans, $568.7 million in mortgage loans, $249.2 million in consumer loans, and $204.3 million in leases and auto loans available to cover liquidity needs.

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

The Group is subject to extensive United States federal and Puerto Rico regulation, and this regulatory scrutiny has been significantly increasing over the last several years. The Group has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Group has a corporate compliance function headed by a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

ORIENTAL FINANCIAL GROUP INC.

FORM 10-K

FINANCIAL DATA INDEX

Page
Management’s Annual Report on Internal Controls Over Financial Reporting	91
Report of Independent Registered Public Accounting Firm	92
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	93-94
Consolidated statements of financial condition at December 31, 2012 and 2011	95
Consolidated statements of operations for the years ended December 31, 2012, 2011 and 2010	96
Consolidated statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010	97
Consolidated statements of changes in stockholders’ equity for the years ended December 31, 2012, 2011 and 2010	98
Consolidated statements of cash flows for the years ended December 31, 2012, 2011 and 2010	99-100
Notes to the consolidated financial statements	101-202

SUPPLEMENTARY INFORMATION (See Tables 13A and 13B under Item 7 of this report)

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Group’s internal control over financial reporting as of December 31, 2012. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

On December 18, 2012, the Group purchased from Banco Bilbao Vizcaya Argentaria, S. A., all of the outstanding common stock of each of (i) BBVAPR Holding Corporation, the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico, and BBVA Seguros, Inc., and (ii) BBVA Securities of Puerto Rico, Inc., all collectively referred to as the “BBVAPR Companies”.  As allowed by guidance of the Securities and Exchange Commission, management excluded from its assessment of the effectiveness of the Group's internal control over financial reporting as of December 31, 2012, the BBVAPR Companies with total assets of $4.5 billion, total liabilities of $4.0 billion and total net interest income of $7.8 million included in the Group’s consolidated financial statements as of and for the year ended December 31, 2012.

Based on its assessment, management has concluded that the Group maintained effective internal control over financial reporting as of December 31, 2012 based on the COSO Criteria.

The effectiveness of the Group’s internal control over financial reporting as of December 31, 2012, has been audited by KPMG LLP, the Group’s independent registered public accounting firm, as stated in their report dated March 14, 2013.

By:	/s/ José Rafael Fernández	By:	/s/ Ganesh Kumar
José Rafael Fernández		Ganesh Kumar
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 14, 2013		Date: March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Oriental Financial Group Inc.:

We have audited the accompanying consolidated statements of financial condition of Oriental Financial Group Inc. and subsidiaries (the “Group”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Group’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Oriental Financial Group Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Oriental Financial Group Inc. and its subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 14, 2013 expressed an unqualified opinion on the effectiveness of the Group’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 14, 2013

Stamp No. 49443 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Oriental Financial Group Inc.:

We have audited Oriental Financial Group Inc. and Subsidiaries’ (the “Group”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Group’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Group’s internal control over financial reporting based on our audit.

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

In our opinion, Oriental Financial Group Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

On December 18, 2012, the Group purchased from Banco Bilbao Vizcaya Argentaria, S. A., all of the outstanding common stock of each of (i) BBVAPR Holding Corporation, the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico, and BBVA Seguros, Inc., and (ii) BBVA Securities of Puerto Rico, Inc., all collectively referred to as the “BBVAPR Companies”.   Management excluded from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2012, the assets and liabilities acquired of BBVAPR Companies internal control over financial reporting associated with total assets of $4.5 billion, total liabilities of $4.0 billion and total net interest income of $7.8 million included in the consolidated financial statements of Oriental Financial Group as of and for the year ended December 31, 2012.  Our audit of internal control over financial reporting of the Group also excluded an evaluation of the internal control over financial reporting of BBVAPR Companies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of Oriental Financial Group Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated March 14, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 14, 2013

Stamp No. 49442 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
	2012	2011
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$855,490	$587,624
Money market investments	13,205	3,863
Total cash and cash equivalents	868,695	591,487
Securities purchased under agreements to resell	80,000	-
Investments:
Trading securities, at fair value, with amortized cost of $508 (December 31, 2011 - $176)	495	180
Investment securities available-for-sale, at fair value, with amortized cost of $2,118,825 (December 31, 2011 - $2,873,682)	2,194,286	2,959,912
Investment securities held-to-maturity, at amortized cost, with fair value of $904,556 at December 31, 2011	-	884,026
Federal Home Loan Bank (FHLB) stock, at cost	38,411	23,779
Other investments	73	73
Total investments	2,233,265	3,867,970
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	64,544	26,939
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$39,921 (December 31, 2011 - $37,010)	4,722,174	1,142,977
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$54,124 (December 31, 2011 - $37,256)	395,307	496,276
Total loans, net	5,182,025	1,666,192
FDIC shared-loss indemnification asset	286,799	392,367
Foreclosed real estate covered under shared-loss agreements with the FDIC	22,283	13,867
Foreclosed real estate not covered under shared-loss agreements with the FDIC	53,164	13,812
Accrued interest receivable	17,554	20,182
Deferred tax asset, net	117,201	32,023
Premises and equipment, net	84,997	21,520
Customers' liability on acceptances	26,996	-
Servicing assets	10,795	10,454
Derivative assets	21,889	9,317
Goodwill	64,021	2,701
Other assets	123,684	52,502
Total assets	$9,193,368	$6,694,394
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,447,152	$1,049,271
Savings accounts	634,819	230,672
Certificates of deposit	2,607,588	1,156,200
Total deposits	5,689,559	2,436,143
Borrowings:
Short term borrowings	92,222	-
Securities sold under agreements to repurchase	1,695,247	3,056,238
Advances from FHLB and other borrowings	554,177	287,753
FDIC-guaranteed term notes	-	105,834
Subordinated capital notes	146,038	36,083
Total borrowings	2,487,684	3,485,908
Derivative liabilities	26,260	47,425
Acceptances executed and outstanding	26,996	-
Accrued expenses and other liabilities	99,263	29,363
Total liabilities	8,329,762	5,998,839
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2011 - 1,340,000 ; 1,380,000 ; and 0) $25 liquidation value	92,000	68,000
84,000 shares of Series C issued and outstanding (December 31, 2011 - 0); $1,000 liquidation value	84,000	-
Common stock, $1 par value; 100,000,000 shares authorized; 52,670,878 shares issued;
45,580,281 shares outstanding (December 31, 2011 - 47,808,657; 41,244,533)	52,671	47,809
Additional paid-in capital	537,453	499,096
Legal surplus	52,143	50,178
Retained earnings	70,734	68,149
Treasury stock, at cost, 7,090,597 shares (December 31, 2011 - 6,564,124 shares)	(81,275)	(74,808)
Accumulated other comprehensive income, net of tax of $1,802 (December 31, 2011 - $1,848)	55,880	37,131
Total stockholders’ equity	863,606	695,555
Total liabilities and stockholders’ equity	$9,193,368	$6,694,394

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$79,995	68,334	71,310
Loans covered under shared-loss agreements with the FDIC	85,376	67,665	44,158
Total interest income from loans	165,371	135,999	115,468
Mortgage-backed securities	88,508	151,924	161,518
Investment securities and other	6,901	9,106	26,815
Total interest income	260,780	297,029	303,801
Interest expense:
Deposits	31,602	44,659	48,545
Securities sold under agreements to repurchase and federal fund purchased	60,575	93,279	100,609
Advances from FHLB and other borrowings	10,906	12,270	12,238
FDIC-guaranteed term notes	909	4,084	4,084
Note payable to the FDIC	-	-	1,887
Subordinated capital notes	1,479	1,231	1,238
Total interest expense	105,471	155,523	168,601
Net interest income	155,309	141,506	135,200
Provision for non-covered loan and lease losses	13,854	15,200	15,914
Provision for (recapture of) covered loan and lease losses, net	9,827	(1,387)	6,282
Total provision for loan and lease losses	23,681	13,813	22,196
Net interest income after provision for loan and lease losses	131,628	127,693	113,004
Non-interest income:
Financial service revenue	25,350	20,571	17,967
Banking service revenue	13,824	12,930	10,662
Mortgage banking activities	9,705	9,876	9,554
Total banking and financial service revenue	48,879	43,377	38,183
Total loss on other-than- temporary impaired securities	-	(15,018)	(39,674)
Portion of loss on securities recognized in other comprenhensive income	-	-	22,508
Other-than-temporary impairments on securities	-	(15,018)	(17,166)
Net (amortization) accretion of FDIC shared-loss indemnification asset	(28,022)	(3,379)	4,330
Net gain (loss) on:
Sale of securities	74,210	27,996	15,032
Derivatives	(41,093)	(13,243)	(36,823)
Foreclosed real estate	(4,366)	(1,717)	(524)
Early extinguishment of repurchase agreements	(26,052)	(4,790)	-
Other	450	(3,095)	1,029
Total non-interest income, net	24,006	30,131	4,061

Non-interest expense:
Compensation and employee benefits	45,778	45,552	41,723
Professional and service fees	22,274	22,805	16,559
Occupancy and equipment	17,530	17,530	18,548
Insurance	6,742	6,642	7,006
Electronic banking charges	6,430	5,709	4,504
Advertising, business promotion, and strategic initiatives	6,254	5,977	4,978
Merger and restructuring charges	4,990	-	-
Foreclosure, repossession and other real estate expenses	3,591	2,078	1,691
Loan servicing and clearing expenses	3,309	3,978	3,055
Taxes, other than payroll and income taxes	3,502	4,721	5,106
Communication	1,627	1,500	2,561
Printing, postage, stationary and supplies	1,254	1,264	1,188
Director and investor relations	1,039	1,305	1,463
Other	3,458	3,447	3,147
Total non-interest expense	127,778	122,508	111,529
Income before income taxes	27,856	35,316	5,536
Income tax expense (benefit)	3,301	866	(4,298)
Net income	24,555	34,450	9,834
Less: dividends on preferred stock	(9,939)	(4,802)	(5,335)
Less: deemed dividend on preferred stock beneficial conversion feature	-	-	(22,711)
Income (loss) available to common shareholders	$14,616	$29,648	$(18,212)
Income (loss) per common share:
Basic	$0.35	$0.67	$(0.50)
Diluted	$0.35	$0.67	$(0.50)
Average common shares outstanding and equivalents	45,304	44,524	36,810
Cash dividends per share of common stock	$0.24	$0.21	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$24,555	$34,450	$9,834
Other comprehensive income (loss) before tax:
Unrealized gain on securities available-for-sale	63,152	60,287	127,144
Realized gain on investment securities included in net income	(74,210)	(27,996)	(15,032)
Total loss on other-than- temporary impaired securities	-	15,018	39,674
Portion of loss on securities recognized in other comprehensive income	-	-	(22,508)
Unrealized loss on cash flow hedges	(7,702)	(47,425)	-
Realized loss on cash flow hedges included in net income	37,463	-	-
Other comprehensive income (loss) before taxes	18,703	(116)	129,278
Income tax effect	46	260	(9,552)
Other comprehensive income after taxes	18,749	144	119,726
Comprehensive income	$43,304	$34,594	$129,560

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Preferred stock:
Balance at beginning of year	$68,000	$68,000	$68,000
Issuance of preferred stock	108,000	-	177,289
Conversion of preferred stock to common stock	-	-	(177,289)
Balance at end of year	176,000	68,000	68,000
Additional paid-in capital from beneficial conversion feature:
Issuance of preferred stock- beneficial conversion feature	-	-	22,711
Conversion of preferred stock- beneficial conversion feature	-	-	(22,711)
Common stock:
Balance at beginning of year	47,809	47,808	25,739
Issuance of common stock	4,829	-	8,740
Conversion of preferred stock to common stock	-	-	13,320
Exercised stock options	33	1	9
Balance at end of year	52,671	47,809	47,808
Additional paid-in capital:
Balance at beginning of year	499,096	498,435	213,445
Issuance of common stock	48,776	-	90,896
Conversion of preferred stock to common stock	-	-	186,680
Deemed dividend on preferred stock beneficial conversion feature	-	-	22,711
Stock-based compensation expense	1,552	1,310	1,194
Exercised stock options	361	7	63
Lapsed restricted stock units	(494)	(656)	(380)
Common stock issuance costs	(4,385)	-	(5,250)
Preferred stock issuance costs	(7,453)	-	(10,924)
Balance at end of year	537,453	499,096	498,435
Legal surplus:
Balance at beginning of year	50,178	46,331	45,279
Transfer from retained earnings	1,965	3,847	1,052
Balance at end of year	52,143	50,178	46,331
Retained earnings:
Balance at beginning of year	68,149	51,502	77,584
Net income	24,555	34,450	9,834
Cash dividends declared on common stock	(10,066)	(9,154)	(6,818)
Cash dividends declared on preferred stock	(9,939)	(4,802)	(5,335)
Deemed dividend on preferred stock beneficial conversion feature	-	-	(22,711)
Transfer to legal surplus	(1,965)	(3,847)	(1,052)
Balance at end of year	70,734	68,149	51,502
Treasury stock:
Balance at beginning of year	(74,808)	(16,732)	(17,142)
Stock repurchased	(7,022)	(58,775)	-
Lapsed restricted stock units	494	656	380
Stock used to match defined contribution plan	61	43	30
Balance at end of year	(81,275)	(74,808)	(16,732)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	37,131	36,987	(82,739)
Other comprehensive income, net of tax	18,749	144	119,726
Balance at end of year	55,880	37,131	36,987
Total stockholders’ equity	$863,606	$695,555	$732,331

The accompanying notes are an integral part of these consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

  CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$24,555	$34,450	$9,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	658	(86)	211
Amortization of investment securities premiums, net of accretion of discounts	41,768	37,989	40,667
Amortization of core deposit and customer relationship intangibles	230	143	95
Net amortization (accretion) of FDIC shared-loss indemnification asset	28,022	3,379	(4,330)
Other- than- temporary impairments on securities	-	15,018	17,166
Amortization of prepaid FDIC assessment	5,148	5,197	5,772
Other impairments on securities	-	77	-
Depreciation and amortization of premises and equipment	4,845	5,479	5,764
Deferred income taxes, net	(870)	(1,363)	(10,092)
Provision for covered and non-covered loan and lease losses, net	23,681	13,813	22,196
Stock-based compensation	1,552	1,310	1,194
(Gain) loss on:
Sale of securities	(74,210)	(27,996)	(15,032)
Sale of mortgage loans held for sale	(6,432)	(5,845)	(5,383)
Derivatives	41,093	13,220	36,823
Early extinguishment of repurchase agreements	26,052	4,790	-
Foreclosed real estate	4,366	1,717	524
Sale of other repossessed assets	(112)	34	-
Sale of premises and equipment	(83)	23	49
Originations and purchases of loans held-for-sale	(199,991)	(194,781)	(227,401)
Proceeds from sale of loans held-for-sale	102,474	80,399	77,705
Net (increase) decrease in:
Trading securities	333	1,150	(807)
Accrued interest receivable	3,510	8,534	4,940
Servicing assets	(341)	(759)	(1,805)
Other assets	7,282	4,523	(14,658)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(4,640)	(1,058)	650
Accrued expenses and other liabilities	21,350	(39,084)	23,475
Net cash provided by (used in) operating activities	50,240	(39,727)	(32,443)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,657,754)	(495,018)	(5,630,637)
Investment securities held-to-maturity	(119,026)	(311,922)	(703,390)
FHLB stock	(454)	(1,283)	(2,560)
Swap options	(3,492)	-	-
Equity options	-	(424)	(5,899)
Maturities and redemptions of:
Investment securities available-for-sale	1,574,727	780,430	3,011,108
Investment securities held-to-maturity	230,958	109,584	12,754
FHLB stock	1,370	-	10,077
Proceeds from sales of:
Investment securities available-for-sale	2,265,594	620,304	3,689,869
Foreclosed real estate	15,116	11,946	7,886
Other repossessed assets	3,043	6,237	711
Premises and equipment	168	304	631
Origination and purchase of loans, excluding loans held-for-sale	(260,821)	(201,172)	(144,210)
Principal repayment of loans, including covered loans	265,584	266,777	231,976
Reimbursements from the FDIC on shared-loss agreements	96,664	75,474	120,675
Additions to premises and equipment	(1,927)	(3,385)	(9,974)
Net change in securities purchased under agreements to resell	(80,000)	-	-
Cash consideration paid for BBVAPR Acquisition	(500,000)	-	-
Cash and cash equivalents received in BBVAPR Acquisition	394,638	-	-
Cash and cash equivalents received in FDIC-assisted acquisition	-	-	89,777
Net cash provided by investing activities	2,224,388	857,852	678,794

ORIENTAL FINANCIAL GROUP INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(251,452)	(192,368)	115,377
Short term borrowings	(4,401)	(2,540)	(6,719)
Securities sold under agreements to repurchase	(1,741,605)	(404,790)	(100,000)
FHLB advances	20,618	-	-
FDIC-guaranteed term notes	(105,000)	-	-
Exercise of stock options	394	8	72
Issuance of common stock, net	49,220	-	94,386
Issuance of preferred stock, net	100,547	-	189,076
Repayments of purchase money note issued to the FDIC	-	-	(715,970)
Purchase of treasury stock	(7,022)	(58,775)	-
Termination of derivative instruments	(38,714)	5,401	(47,147)
Dividends paid on preferred stock	(9,939)	(4,802)	(5,335)
Dividends paid on common stock	(10,066)	(9,154)	(6,818)
Net cash used in financing activities	(1,997,420)	(667,020)	(483,078)
Net change in cash and cash equivalents	277,208	151,105	163,273
Cash and cash equivalents at beginning of period	591,487	440,382	277,109
Cash and cash equivalents at end of period	$868,695	$591,487	$440,382
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$110,622	$157,645	$167,992
Income taxes paid	$8,031	$4,109	$6,281
Mortgage loans securitized into mortgage-backed securities	$78,037	$135,034	$142,907
Investment securities held-to-maturity transferred to available-for-sale	$762,340	$-	$-
Transfer from loans to foreclosed real estate	$34,000	$18,875	$12,408
Conversion of preferred stock to common stock	$-	$-	$200,000

For the year ended December 31, 2012, the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the BBVAPR Acquisition. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Group on December 18, 2012. The cash received in the transaction, which amounted to $394.6 million, is presented in the investing activities section of the Consolidated Statements of Cash Flows as “Cash and cash equivalents received in BBVAPR Acquisition”.

The accompanying notes are an integral part of these consolidated financial statements

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting and reporting policies of Oriental Financial Group Inc. (the “Group” or “Oriental”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices. The following is a description of the Group’s most significant accounting policies:

Nature of Operations

The Group is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Group is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Group operates through various subsidiaries including, a commercial bank, Oriental Bank, two broker-dealers, Oriental Financial Services Corp. (“Oriental Financial Services”) and OFS Securities, Inc. (“OFS Securities”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”).  All of our subsidiaries are based in San Juan, Puerto Rico, except for CPC which is based in Boca Raton, Florida. The Group also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Group provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of the Group and its subsidiaries are located in San Juan, Puerto Rico, except for CPC, which is located in Boca Raton, Florida.  The Group is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank offers banking services such as commercial and consumer lending, leasing, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a unit of the Bank, are international banking entities licensed pursuant to International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages.  Their activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Oriental Financial Services and OFS Securities are securities broker-dealers and are subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (the “FINRA”), the SEC, and the OCFI.  Oriental Financial Services and OFS Securities are also members of the Securities Investor Protection Corporation.  Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

The Group’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party.

On December 18, 2012, the Group purchased from Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), a subsidiary offering insurance services, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities” or “OFS Securities”), a registered broker-dealer. This transaction is referred to as the “BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as the “BBVAPR Companies” or “BBVAPR.”

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

   Business Combinations

The Group accounted for the BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC applicable to the FDIC-assisted acquisition. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Because the FDIC has agreed to reimburse the Group for losses related to the acquired loans in the FDIC-assisted acquisition, subject to certain provisions specified in the agreements, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the loans covered under FDIC shared-loss agreements, and is measured on the same basis, subject to collectability or contractual limitations. The loss share indemnification asset on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties. The initial valuation of these loans and related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, the specific terms and provisions of any shared-loss agreements, and specific industry and market conditions that may impact independent third-party appraisals. The Group applied the guidance of ASC 310-30 to most of the loans acquired in the FDIC-assisted acquisition (including applying 310-30 by analogy to loans that do not meet the scope of ASC 310-30 but meet certain other criteria as outlined below), except for credit cards. Also, the Group applied the guidance of ASC 310-30 to most of the loans from the BBVAPR Acquisition, except for credit cards, retail and commercial lines of credits, floor plans and performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 which were acquired at a premium.

ASC 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (i) credit deterioration on the loan from its inception until the acquisition date and (ii) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated. Acquired loans that meet the definition of nonaccrual status fall within the Group’s definition of impaired loans under ASC 310-30. Performing loans would generally not meet either criteria and therefore not fall within the scope of ASC 310-30. Many of the acquired loans that did not meet the Group’s definition of non-accrual status also resulted in the recognition of a discount attributable to credit quality. The Group elected to analogize to ASC 310-30 and only accrete the portion of the fair value discount unrelated to credit pursuant to the provisions of the AICPA letter dated December 18, 2009, where the AICPA summarized the SEC Staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. The Group adopted an accounting policy consistent with accounting of the Eurobank acquisition to consistently apply by analogy the expected cash flow approach under 310-30 to acquired loan portfolios.

The fair values initially assigned to assets acquired and liabilities assumed are preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values becomes available, for example there may be changes in loans pooling under ASC 310-30 and the reserve for unfunded commitments.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, fair value of assets acquired and liabilities assumed, the valuation of securities and derivative instruments, revisions to expected cashflows in covered loans, accounting of indemnification asset, and the determination of income taxes and other-than-temporary impairment of securities.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Group and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of GAAP.

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

Securities Purchased/Sold Under Agreements to Resell/Repurchase

The Group purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the consolidated statements of financial condition. It is the Group’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Group monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate. The Group also sells securities under agreements to repurchase the same or similar securities. The Group retains effective control over the securities sold under these agreements.  Accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.

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

The BBVAPR Acquisition necessitated the reclassification of all the securities classified as held-to-maturity to available-for-sale in order to maintain the desired interest rate and credit risk profiles over the investment portfolio. As a result, in December 2012, the securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio at a fair value of $797.5 million with net unrealized gains of $35.1 million.

The Group classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

The Group’s investment in the Federal Home Loan Bank (“FHLB”) of New York stock, a restricted security, has no readily determinable fair value and can only be sold back to the FHLB at cost. Therefore, these stocks are deemed to be nonmarketable equity securities and are carried at cost.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized gains and losses valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. The cost of securities sold is determined by the specific identification method.  During the third quarter of 2012, the Group made a change in one of the estimates applied in the calculation of the amortization of premiums/discounts in the mortgage-backed securities portfolio. The estimate involves the period used in measuring the repayment experience of each security and the change

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

consists of using a 12-month look-back period instead of a 3-month period for these purposes.  The Group believes that this extended period better reflects the portfolio behavior, especially considering the seasonal cycle of the U.S. housing market, and also reduces the volatility that affects interest income recognition when using a more limited prepayment history experience in periods of greater market volatility.   The impact of this change during the third quarter of 2012 was an increase of $3.3 million in interest income from mortgage-backed securities.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Derivative instruments that are used as part of the Group’s interest rate risk-management strategy include interest rate swaps, caps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Group the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Group enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Group  has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P 500 Index”). The Group has purchased options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives a certain percentage of the increase, if any, in the initial month-end value of the S&P 500 Index over the average of the monthly index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated, and the changes in the value of that option are also recorded in earnings.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lock-in the Group’s interest rate payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional amount. By employing this strategy, the Group minimizes its exposure to volatility in LIBOR.

As part of this hedging strategy, the Group formally documents all relationships between hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Group also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

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

Off-Balance Sheet Instruments

In the ordinary course of business, the Group enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 18 hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. The Group periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

The residential mortgage loans reported as held-for-sale are stated at the lower of cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time the Group sells to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

When the Group sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require the Group to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Group provides servicing. At the Group’s option and without GNMA prior authorization, the Group may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Group treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Group does not maintain effective control over the loans, and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Group is deemed to have regained effective control over these loans, and these must be brought back onto the Group’s books as assets at fair value, regardless of whether the Group intends to exercise the buy-back option. Quality review procedures are performed by the Group as required under the government agency programs to ensure that asset guideline qualifications are met. The Group has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Group, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

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

Non-covered Loans and Leases

Originated Loans and Leases

Loans the Group originates and intends to hold in portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs which we amortize to interest income over the expected life of the loan using the interest method. The Group discontinues accrual of interest on originated loans after payments become more than 90 days past due, or earlier if we do not expect the full collection of principal or interest. The delinquency status is based upon the contractual terms of the loans. On April 1, 2011, the Bank changed, on a prospective basis, its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status, and the interest receivable on such loans was evaluated on a periodic basis against the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collateral underlying the loans and, if necessary, written-down. On December 31, 2011, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due, including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011. On December 31, 2011, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due. This change in estimate was considered necessary to comply with guidance received from the Group’s regulators.

For all other loans, interest recognition is discontinued when loans are 90 days or more in arrears on principal and/or interest based on contractual terms. Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist.  The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment.

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

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Group will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. The Group measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, or (ii) when deemed necessary by management. The portfolios of mortgage, leases and consumer loans are considered homogeneous and are evaluated collectively for impairment.

The Group uses a rating system to apply an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Group over the most recent twelve months. The actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value. Additional impact from the historical loss experience is applied based on levels of delinquency and loan classification. During 2012, the Group revised this severity impact applied to historical loss factors based on delinquency buckets and loan classifications to further segregate these impacts between loans secured by real estate and unsecured loans. The following portfolio segments have been identified: mortgage loans, commercial loans, consumer loans, and leasing.

At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in the Group’s portfolio are carried at amortized cost. Residential mortgage loans held for sale are recorded at the lower of the aggregate cost or market value (“LOCOM”).

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans and Leases

Loans that we acquire in acquisitions are recorded at fair value with no  carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest

We have acquired loans in two  separate acquisitions, the BBVAPR Acquisition in December 2012 and Eurobank’s FDIC-assisted acquisition in April 2010. For each acquisition, we considered the following factors as indicators that such an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of Accounting Standards Codification (“ASC”) 310-30:

•         Loans that were 90 days or more past due,

•         Loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well defined weakness that jeopardizes liquidation of the loan,

•         Loans that were classified as nonaccrual by the acquired bank at the time of acquisition, or

•         Loans that had been previously modified in a trouble debt restructuring.

Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were either (i) pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type and accounted for under ASC 310-30 by analogy or (ii) accounted for under ASC 310-20 (Nonrefundable fees and other costs.)

Acquired Loans Accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credits and floor plans which are specifically scoped out of the ASC 310-30 are accounted for under the provisions of ASC 310-20.  Also, performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 acquired at a premium in the BBVAPR Acquisition are accounted for under this guidance.  Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of  ASC 310-20require that any differences between the contractually required loan payments in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount is discontinued. These assets were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Acquired loans from BBVAPR accounted for under the guidance of ASC 310-20 have different characteristics from originated loans of the Bank, based on the underwriting processed followed.

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

We performed a fair valuation of each of the pools and each pool was recorded at a discount. We determined that at least part of the discount on the acquired pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that we did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”), we have made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all i) were acquired in a business combination or asset purchase, ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and iii) were not subsequently accounted for at fair value.

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require us to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of a corresponding amount of the nonaccretable discount which we then reclassify as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Our evaluation of the amount of future cash flows that we expect to collect takes into account actual credit performance of the acquired loans to date and our best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that we experience a deterioration in credit quality in our

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expected cash flows subsequent to the acquisition of the loans, an allowance for loan losses would be established based on our estimate of future credit losses over the remaining life of the loans.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. We perform such an evaluation on a quarterly basis on both our acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not we have a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated by a vintage and FICO based model which incorporates a projected forward loss curve. For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile. Lifetime loss rates are developed from internally generated loss data and are applied to each pool.

To the extent that we cannot reasonably estimate cash flows, interest income recognition is discontinued. The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans. Accordingly, as long as we can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest in our financial statement disclosures, regardless of whether or not we expected to collect any principal or interest cash flows on an individual loan 90 days or more past due.

Covered loans

Because of the loss protection provided by the FDIC, the risks of the loans acquired in the FDIC-assisted acquisition that are covered under the FDIC shared-loss agreements are significantly different from those loans not covered under the FDIC shared-loss agreements. Accordingly, the Group presents loans subject to the shared-loss agreements as “covered loans.”

Loans acquired in the FDIC-assisted acquisition were accounted for under ASC 310-30, except for credit card balances which were subsequently cancelled. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Group will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.

Allowance for Loan and Lease Losses for Non-covered Loans and Leases

Originated loans

The Group determined the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans and leasing, as follows:

Mortgage Loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, vintages, the environmental risk factors described above and by delinquency buckets.  During the second quarter of 2012, the traditional mortgage loan portfolio was further segregated by vintages.

Commercial loans: These loans are further divided into two classes: commercial loans secured by existing commercial real estate properties and other commercial loans. The allowance factor assigned to these loans is impacted by historical loss factors, by the environmental risk factors described above and by the credit risk ratings assigned to the loans. These credit risk ratings are based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Group establishes its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. The Group continues to monitor and modify the level of the allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.

For our originated loans, our allowance for loan losses consists of the following elements: (i) specific valuation allowances based on probable losses on specifically identified impaired loans; and (ii) valuation allowances based on net historical loan loss experience for similar loans with similar inherent risk characteristics and performance trends, adjusted, as appropriate, for qualitative risk factors specific to respective loan types.

For our originated loans, when current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $250 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

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

Acquired Loans Accounted under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

We establish our allowance for loan losses through a provision for credit losses based upon an evaluation process that is similar to our evaluation process used for originated loans. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, carrying value of the loans, which includes the remaining net purchase discount or premium, and other factors that warrant recognition in determining our allowance for loan losses. These loans were recorded on acquisition date at their fair value.  Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans.  Management will take into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.  These loans are divided in the following four segments:

Commercial and Industrial Loans (“C&I”) – C&I loans include commercial credit lines, overdrafts, revolving unsecured commercial loans, and revolving commercial loans secured by real estate and by other types of collateral. These loans are granted mainly to corporate clients, to automobile dealers to finance their inventory, to the government and to small and medium size enterprises. In the underwriting process of C&I loans, the overall economic and financing situation and the repayment capacity of the borrower are taken into consideration. Lending limits, term, required documentation, interest rate approval, collateral, and guarantees are also considered. C&I loans are composed of different markets.

As part of the monitoring system, an alert system has been adopted for C&I loans to ensure an early identification of problem loans. This system is a tool for credit classification and mitigation of credit losses. Monitoring reports are prepared to follow up on delinquent, nonperforming loans, and classified loans.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Construction and Commercial Real Estate Loans (“CRE”) — The main products of CRE loans are interim construction, land, and permanent loans (rental properties). The repayment of an interim financing construction loan generally depends on success of the project. Therefore, its viability is the main consideration during the evaluation process. Additional considerations are also evaluated, such as technical and financial capacity of the developer and the contractor. The parameters for land loans are based primarily on the loan to value and debt service coverage ratio. The main parameters for permanent loans are the occupancy and the debt-service coverage ratio.

Monitoring system and reports explained in the C&I loans section are also part of the CRE loans monitoring process. In addition, new appraisal reports are requested periodically for CRE loans.

Consumer Loans — Consists of revolving retail products, such as credit cards, and lines of credit, among others. The credit scoring system is used for personal loans and credit card loan originations. The Bank determines from time to time maximum amounts of credit limits, monthly payments, charges and fees, and interest rates. Also, lending limits and underwriting procedures are part of the structure and controls.

Auto loans — The financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit committee of the Bank. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands.

The portfolio segments and classes will continue to change as the BBVAPR integration takes place during 2013, and the Group re-assesses its allowance methodology.

Acquired Loans Accounted Under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For our acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in our expected cash flows (which are used as a proxy to identify probable incurred losses) subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of future credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC Subtopic 310-30 are not considered non-performing and continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs on loans accounted under ASC Subtopic 310-30 are recorded only to the extent that losses exceed the non-accretable difference established with purchase accounting.

Allowance for Loan and Lease Losses for Covered Loans and Leases

Covered loans are accounted for under ASC Subtopic 310-30. For covered loans, the portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

FDIC Shared-Loss Indemnification Asset

The FDIC shared-loss indemnification asset is accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Group sell a loan prior to foreclosure or maturity. The shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also includes incurred expenses under the shared-loss agreements. This asset is presented net of any clawback liability due to the FDIC under the Purchase and Assumption Agreement. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, the proper submission of claims to the FDIC and compliance with the obligations set forth in the FDIC shared-loss agreements. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

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

Goodwill and Intangible Assets

The Group records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. The Group amortizes the acquired identifiable intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, the Group assesses whether events or changes in circumstances indicate that the carrying amounts of the Group’s core deposit and other intangible assets may be impaired. The Group does not amortize goodwill or any acquired identifiable intangible assets with an indefinite useful economic life, but we review them for impairment at our reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Group defines a reporting unit as a distinct, separately identifiable component of one of our operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management.

The Group has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount (Step 0). If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if we choose to bypass the qualitative assessment, we proceed to compare each reporting unit's fair value to carrying value to identify potential impairment (Step 1). If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step (Step 2) would be performed that would compare the

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

implied fair value of the reporting unit's goodwill with the carrying amount of the goodwill for the reporting unit. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. We performed our annual impairment review of goodwill utilizing valuation methods we believe appropriate, given the availability and applicability of market-based inputs for those methods.

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

Impairment of Long-Lived Assets

The Group periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2012, there was no indication of impairment as a result of such review.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On January 31, 2011, the Governor of Puerto Rico signed into law the Internal Revenue Code for a New Puerto Rico, which has been subsequently amended several times (the “2011 Code”). The 2011 Code provides for the gradual repeal of the Puerto Rico Internal Revenue Code of 1994 (the “1994 Code”), as its provisions started to take effect, with some exceptions, as of January 1, 2011. For corporate taxpayers, the 2011 Code retains the 20% flat rate on “normal-tax net income” but establishes significantly lower rates applicable to “surtax net income” which is the “normal-tax net income” less the allowed surtax deduction. The 2011 Code provides a surtax rate from 5% to 10% for the 2011, 2012 and 2013 taxable years.  As of the 2014 taxable year,  the surtax rate may be reduced to 5% if certain economic and budgetary control tests are met by the Government of Puerto Rico. If such economic tests are not met, the reduction of the surtax rate will be postponed until the year when such economic tests are met. In the case of a controlled group of corporations, the determination of which surtax rate applies will be made by adding the “normal-tax net income” of each of the entities that are members of the controlled group reduced by the surtax deduction. The 2011 Code also increased the surtax deduction to $750,000. In the case of a controlled group of corporations, the surtax deduction should be distributed among the members of the controlled group. The 2011 Code reduces the alternative minimum tax (“AMT”) from 22% to 20%.  It also eliminates the 5% additional surtax which was established by Act No. 7 of March 9, 2009, and the 5% recapture of the benefit of the income tax tables, except for income earned by international banking entities, which is currently fully exempt, but was subject to a 5% income tax for the 2009, 2010 and 2011 taxable years.  Under the 2011 Code, a corporate taxpayer had a one-time option of determining its income tax liability and filing its income tax return pursuant to the 1994 Code. This election was required with the filing of the 2011 income tax return and, once made, was irrevocable for such taxable year and for each of the next four taxable years. The Group elected to implement and file its income tax returns pursuant to the 2011 Code. Under the 2011 Code, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Group and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Subsequent Events

The Group has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2012, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the audited consolidated financial statements.

Reclassifications

When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recent Accounting Developments

Comprehensive Income — FASB Accounting Standards Update (“ASU”) 2011-05 “Presentation of Comprehensive Income” (Topic 220) was issued in June 2011.  This update provides the option to present total comprehensive income, the components of net income, and the components of other comprehensive income in a single continuous statement or two separate but consecutive statements.  The amendments in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for an entity to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense or benefit related to the total of other comprehensive income items.  The guidance in this update is effective for fiscal years, and interim periods beginning after December 15, 2011 and should be applied retrospectively.  The Group adopted this guidance presenting the changes in comprehensive income in two separate, but consecutive statements.

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

Accounting Standards Not Yet Required to be Adopted as of December 31, 2012

Offsetting Assets and Liabilities – FASB  ASU 2011-11. In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under IFRS. The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company will implement the provisions of ASU 2011-11 as of January 1, 2013. The adoption of this guidance is not expected to have a material effect on the Group’s consolidated financial statements.

Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution—  FASB ASU 2012-06, “Business Combinations” (Topic 805) was issued in October 2012. This update addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently the cash flows expected to be collected on the indemnification asset changes, as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in this update are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. Early adoption is permitted. The adoption of this guidance is not

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expected to have a material effect on the Group's consolidated financial statements, since the Group already follows the same basis approach.

Comprehensive Income — FASB ASU 2013-02 “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income “.  The amendments in this update do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period.  The amendments of this update are effective prospectively for reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have a material effect on the Group’s consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – BUSINESS COMBINATIONS

BBVAPR Acquisition

On December 18, 2012, the Group purchased from BBVA, all of the outstanding common stock of each of BBVAPR Holding and BBVA Securities for an aggregate purchase price of $500 million. Immediately following the closing of the BBVAPR Acquisition, the Group merged BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. The audited consolidated financial statements contemplate the effect of the BBVAPR Acquisition.

The Group has determined that the BBVAPR Acquisition constitutes a business acquisition as defined by the FASB ASC Topic 805 (“Business Combinations”). Accordingly, the assets acquired and liabilities assumed as of December 18, 2012 are presented at their relative fair values in the table below as required by that Topic. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. These fair value estimates may be subject to change for up to one year after the closing date of the BBVAPR Acquisition as additional information relative to closing date fair values becomes available. The amount that the Group realizes on these assets could differ materially from the carrying value included in the audited consolidated statements of financial condition primarily as a result of changes in the timing and amount of collections on the acquired loans in future periods. The application of the acquisition method of accounting resulted in a goodwill of $61.3 million.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the goodwill recorded in connection with the BBVAPR Acquisition:

December 18, 2012
(In thousands)
Cash consideration	$500,000
BBVAPR stockholder's equity	650,617
BBVAPR legacy goodwill	(116,353)
BBVAPR legacy deferred tax asset	(35,327)
Adjustments to reflect assets acquired and liabilities assumed at fair value:
Loans, net	(118,913)
Deferred tax asset, net	85,332
Foreclosed real estate	(8,896)
Premises and equipment, net	29,067
Core deposit and customer relationship intangibles	13,533
Other assets	(25,915)
Deposits	(21,489)
Repurchase agreements, subordinated capital notes and other borrowings	(14,414)
Accrued expenses and other liabilities	1,438
Fair value of net assets acquired	438,680
Goodwill resulting from the BBVAPR Acquisition	$61,320

Goodwill represents the future economic benefits arising from net assets acquired that are not individually identified and separately recognized. None of the goodwill resulting from the BBVAPR acquisition is expected to be deductible for income tax purposes.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The acquisition date estimated fair values of the assets acquired and liabilities assumed are summarized as follows:

	Book Value	Fair Value	Fair Value
	December 18, 2012	Adjustments, net	December 18, 2012
	(In thousands)
Assets
Cash and cash equivalents	$394,638	$-	$394,638
Investments	561,623	-	561,623
Loans	3,678,979	(118,913)	3,560,066
Accrued interest receivable	19,133	(18,252)	881
Foreclosed real estate	44,853	(8,896)	35,957
Deferred tax asset, net	35,327	50,005	85,332
Premises and equipment	37,412	29,067	66,479
Legacy goodwill	116,353	(116,353)	-
Core deposit intangible	-	8,473	8,473
Customer relationship intangible	-	5,060	5,060
Other assets	119,286	(7,663)	111,623
Total assets acquired	5,007,604	(177,472)	4,830,132
Liabilities
Deposits	3,472,951	21,489	3,494,440
Securities sold under agreements to repurchase	338,020	20,465	358,485
Other borrowings	348,624	1,108	349,732
Subordinated capital notes	117,000	(7,159)	109,841
Accrued expenses and other liabilities	80,392	(1,438)	78,954
Total liabilities assumed	4,356,987	34,465	4,391,452

Net assets acquired	$650,617	$(211,937)	$438,680

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

Cash and cash equivalents - Cash and cash equivalents include cash and due from banks, and interest-earning deposits with banks and the Federal Reserve System. The fair value of financial instruments that are short-term or re-price frequently and that have little or no risk were considered to have a fair value that approximates to carrying value.

Investment securities – The fair value of securities, including trading securities, were based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes were not available, fair value was based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument.

Federal Home Loan Bank stock - The fair value of acquired FHLB stock was estimated to be its redemption value.

Loans – The fair values of loans acquired in the BBVAPR Acquisition were estimated by discounting the expected cash flows

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from the portfolio. In estimating such fair value and expected cash flows, management made several assumptions regarding prepayments, collateral cash flows, the timing of defaults, and the loss severity of defaults. Other factors expected by market participants were considered in determining the fair value of acquired loans, including loan pool level estimated cash flows, type of loan and related collateral, risk classification status (i.e., performing or nonperforming), term of loan, whether or not the loan was amortizing, and current discount rates.

The methods used to estimate fair value are extremely sensitive to the assumptions and estimates used. While management attempted to use assumptions and estimates that best reflected the acquired loan portfolios and current market conditions, a greater degree of subjectivity is inherent in these values than in those determined in active markets. Accordingly, there can be no assurance that this information is useful for purposes of evaluating the financial condition and/or value of the Group in and of itself or in comparison with any other company.

Foreclosed real estate - Foreclosed real estate and other repossessed properties (primarily vehicles) are presented at their estimated fair value. The fair values were determined using their expected selling price, less selling and carrying costs, discounted to present value.

Deferred taxes - Deferred income taxes relate to the differences between the book and tax bases of assets acquired and liabilities assumed in this transaction. The deferred tax asset, net assumes a tax-free merger through a stock acquisition. In a tax-free merger, BBVAPR would not recognize taxable gain or loss on the BBVAPR Acquisition date. Therefore, the tax basis of assets acquired and liabilities assumed will carry over to Oriental without consideration of fair value adjustments.  The Group’s effective tax rate used in measuring deferred taxes resulting from the BBVAPR Acquisition is 30%.

Premises and equipment – The fair value of premises, including land, buildings and improvements, was determined based upon appraisals by licensed appraisers. These appraisals were based upon the best and highest use of the property with final values determined based upon an analysis of the cost, sales comparison, and income capitalization approaches for each property appraised. This fair value of owned real estate resulted in an estimated premium of $29.1 million, to be amortized over the weighted average remaining useful life of the properties, estimated to be 25 years.

Derivative assets and liabilities -   Interest rate contracts, which include interest rate swaps and other option agreements are used to modify interest characteristics of various financial instruments and are traded in OTC active markets. The fair value is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or the Group. The fair value is obtained from an independent nationally recognized third-party model.

Core deposit intangible (“CDI”) - CDI is a measure of the value of non-interest checking, savings, and NOW and money market deposits that are acquired in business combinations. The fair value of the CDI stemming from the business combination is based on the present value of the expected cost savings attributable to the core deposit funding, relative to an alternative source of funding.

Customer relationship intangible (“CRI”) - CRI is a measure of the value of broker-dealer and insurance client relationships that were acquired in the business combination. The fair value was computed using a multiperiod cash flow model, a form of the income approach and discounted using an appropriate risk-adjusted discount rate.  This measure of fair value requires considerable judgments about future events, including customer retention and attrition estimates.

Deposit liabilities - The fair values used for demand and savings deposits are, by definition, equal to the amount payable on demand at the reporting date. The fair values for time deposits were estimated using a discounted cash flow method that applies interest rates currently being offered on time deposits to a schedule of aggregated contractual maturities of such time deposits.

Securities sold under agreements to repurchase– The value of these instruments was calculated based on their contractual cash flows and discounted to present value using a market participant rate of interest.

Other borrowings – The value of these instruments was calculated based on their contractual cash flows and discounted to present value using a market participant rate of interest.

Subordinated capital notes – The value of these instruments was calculated based on their contractual cash flows and discounted to present value using a rate of interest for comparable issues.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other assets and other liabilities - Given the short-term nature of these financial instruments, the carrying amounts reflected in the statement of assets acquired and liabilities assumed approximated fair value.  In accordance with the Acquisition Agreement, the Group could not hold ownership of the core banking system assets recorded in the legacy BBVAPR balance sheet because it is a proprietary system from BBVA.  Accordingly, other assets were adjusted considering this contracted provision.  The Group however contracted separately the hosting of the core banking system and a monthly fee has been assessed for the usage of BBVA’s proprietary core banking system.

Financial Information — BBVAPR Acquisition

The Group’s consolidated results of operations for 2012 include $7.8 million of net interest income and $3.7 million of net income from the results of the BBVAPR Companies from the acquisition date. Expenses relating to the BBVAPR Acquisition amounted to $7.1 million and were included in the December 31, 2012 statement of operations.

The following summarizes the unaudited pro forma results of operations as if the Group had acquired BBVAPR on January 1, 2011.

	Year ended December 31,
	2012	2011
		(In thousands)
Net interest income	$261,885	$243,765
Net income	76,211	32,568
Earnings per share:
Basic	1.27	0.38
Diluted	1.32	0.46

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the consolidated statement of operations and include incremental costs to integrate the operations of the Group and its most recent acquisition. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges, related to the BBVAPR Acquisition, for 2012:

Year ended December 31, 2012
(In thousands)
Severance and employee-related charges	$2,250
Systems integrations and related charges	1,186
Other	1,554
Total merger and restructuring charges	$4,990

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for 2012:

Year ended December 31, 2012
(In thousands)
Balance at the beginning of the year	$-
Merger and restructuring charges	4,990
Cash payments and other	(788)
Balance at the end of the year	$4,202

Payments under merger and restructuring reserves associated with the BBVAPR Acquisition are expected to continue into 2013 and will be accounted under applicable accounting guidance to the cost being incurred.

Eurobank FDIC-Assisted Acquisition and FDIC Shared-Loss Indemnification Asset

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

The Bank agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $15.5 million and $13.3 million, net of discount, as of December 31, 2012 and 2011, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Group for 2012, 2011 and 2010 include the operating results produced by the acquired assets and assumed liabilities in the FDIC-assisted acquisition.

The FDIC shared-loss indemnification asset activity for 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of period	$392,367	$473,629	$545,213
Shared-loss agreements reimbursements from the FDIC	(96,664)	(75,474)	(120,675)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	7,041	(10,643)	43,004
(Amortization) Accretion of FDIC shared-loss indemnification asset, net	(28,022)	(3,379)	4,330
Incurred expenses to be reimbursed under shared-loss agreements	12,077	8,234	1,757
Balance at end of period	$286,799	$392,367	$473,629

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - INVESTMENTS

Money Market Investments

The Group considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2012 and 2011, money market instruments included as part of cash and cash equivalents amounted to $13.2 million and $3.9 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2012, securities purchased under agreements to resell amounted to $80.0 million. At December 31, 2011, there were no securities purchased under agreements to resell.

The amounts advanced under those agreements are reflected as assets in the consolidated statements of financial condition. It is the Group’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Group’s right to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Group on these transactions as of December 31, 2012 was approximately $82.1 million.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Group at December 31, 2012 and 2011 were as follows:

	December 31, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,622,037	$71,411	$1	$1,693,447	3.06%
GNMA certificates	14,177	995	8	15,164	4.89%
CMOs issued by US Government sponsored agencies	288,409	3,784	793	291,400	1.85%
Total mortgage-backed securities	1,924,623	76,190	802	2,000,011	2.89%
Investment securities
US Treasury securities	26,498	-	2	26,496	0.71%
Obligations of US Government sponsored agencies	21,623	224	-	21,847	1.35%
Obligations of Puerto Rico Government and political subdivisions	120,950	9	438	120,521	3.82%
Other debt securities	25,131	280	-	25,411	3.46%
Total investment securities	194,202	513	440	194,275	2.99%
Total investments	$2,118,825	$76,703	$1,242	$2,194,286	2.90%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$2,583,881	$92,899	$-	$2,676,780	3.61%
GNMA certificates	26,186	2,151	-	28,337	5.94%
CMOs issued by US Government sponsored agencies	128,505	1,739	199	130,045	2.33%
Total mortgage-backed securities	2,738,572	96,789	199	2,835,162	3.57%
Investment securities
Obligations of Puerto Rico Government and political subdivisions	72,437	225	1,204	71,458	5.37%
Structured credit investments	46,904	-	9,616	37,288	2.92%
Other debt securities	15,769	235	-	16,004	3.42%
Total investment securities	135,110	460	10,820	124,750	4.29%
Total securities available-for-sale	2,873,682	97,249	11,019	2,959,912	3.60%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	884,026	20,530	-	904,556	3.34%
Total investments	$3,757,708	$117,779	$11,019	$3,864,468	3.54%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Group’s investment securities at December 31, 2012, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2012
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$40,078	$41,209
Total due after 5 to 10 years	40,078	41,209
Due after 10 years
FNMA and FHLMC certificates	1,581,959	1,652,238
GNMA certificates	14,177	15,164
CMOs issued by US Government sponsored agencies	288,409	291,400
Total due after 10 years	1,884,545	1,958,802
Total mortgage-backed securities	1,924,623	2,000,011
Investment securities
Due in less than one year
US Treasury securities	26,498	26,496
Total due in less than one year	26,498	26,496
Due from 1 to 5 years
Other debt securities	20,000	20,012
Obligations of Puerto Rico Government and political subdivisions	403	401
Total due from 1 to 5 years	20,403	20,413
Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	11,395	11,250
Structured credit investments
Obligations of US Government and sponsored agencies	21,623	21,847
Total due after 5 to 10 years	33,018	33,097
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	109,152	108,870
Other debt securities	5,131	5,399
Total due after 10 years	114,283	114,269
Total investment securities	194,202	194,275
Total investments	$2,118,825	$2,194,286

Keeping with the Group’s investment strategy, during 2012 and 2011, there were certain sales of available-for sale securities because the Group felt that gains could be realized and that there were good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Group to continue protecting its net interest margin. The Group has also pursued the strategy of selling securities subject to higher prepayment speeds. In  2012, the Group sold $1.0 billion of investment securities and paid down or extinguished $1.4 billion of securities sold under repurchase agreements prior to their contractual maturities in furtherance of the Group’s plan to deleverage its balance sheet in connection with the BBVAPR Acquisition. The BBVAPR Acquisition and the related deleverage required management to transfer held-to-maturity securities to available-for-sale in order to maintain the desired interest rate and credit risk profiles. As a result, on December 31, 2012, the securities in the held-to-maturity portfolio were transferred to the available-for-sale portfolio at a fair value of $797.5 million with net unrealized gains of $35.1 million.

The Group, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government sponsored agencies discount notes close to their maturities as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group recorded a net gain on sale of securities of $74.2 million in 2012, $28.0 million in 2011, and $15.0 million in 2010.  The tables below present the gross realized gains and losses by category for such years:

	Year Ended December 31, 2012
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,407,761	$1,331,917	$75,844	$-
GNMA certificates	82,237	82,235	2	-
CMOs issued by US Government sponsored agencies	19,725	18,372	1,353	-
Total mortgage-backed securities and CMOs	1,509,723	1,432,524	77,199	-
Investment securities
US Treasury securities	238,796	238,797	-	1
Obligations of Puerto Rico Government and political subdivisions	35,882	36,478	32	628
Structured credit investments	44,577	46,969	-	2,392
Total investment securities	319,255	322,244	32	3,021
Total	$1,828,978	$1,754,768	$77,231	$3,021

	Year Ended December 31, 2011
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$309,112	$293,580	$15,532	$-
GNMA certificates	214,948	207,378	7,572	2
CMOs issued by US Government sponsored agencies	82,144	77,250	4,894	-
Total mortgage-backed securities	606,204	578,208	27,998	2
Investment securities
Obligations of U.S. Government sponsored agencies	14,100	14,100	-	-
Total investment securities	14,100	14,100	-	-
Total	$620,304	$592,308	$27,998	$2

	Year ended December 31, 2010
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$1,783,631	$1,755,808	$27,823	$-
GNMA certificates	293,997	288,726	5,271	-
Non-agency collateralized mortgage obligations	430,926	453,702	-	22,776
Total mortgage-backed securities and CMOs	2,508,554	2,498,236	33,094	22,776
Investment securities
Obligations of U.S. Government sponsored agencies	1,196,123	1,191,408	4,716	1
Obligations of Puerto Rico Government and political subdivisions	2,394	2,395	-	1
Total investment securities	1,198,517	1,193,803	4,716	2
Total	$3,707,071	$3,692,039	$37,810	$22,778

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Group’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2012 and 2011:

	December 31, 2012
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	1,673	12	1,661
CMOs issued by US Government sponsored agencies	2,194	178	2,016
	$3,867	$190	$3,677

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
CMOs issued by US Government sponsored agencies	$10,671	$615	$10,056
US Treasury Securities	11,498	2	11,496
Obligations of Puerto Rico Government and political subdivisions	19,086	426	18,660
GNMA certificates	84	8	76
FNMA and FHLMC certificates	68	1	67
	$41,407	$1,052	$40,355

	TOTAL
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	20,759	438	20,321
CMOs issued by US Government sponsored agencies	12,865	793	12,072
US Treasury Securities	11,498	2	11,496
FNMA and FHLMC certificates	68	1	67
GNMA certificates	84	8	76
	$45,274	$1,242	$44,032

	December 31, 2011
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Structured credit investments	$36,374	$9,616	$26,758
Obligations of Puerto Rico Government and political subdivisions	24,697	1,204	23,493
CMOs issued by US Government sponsored agencies	2,384	199	2,185
	$63,455	$11,019	$52,436

At December 31, 2011, there were no available-for-sale securities in a continuous unrealized loss position for less than 12 months. In addition, at December 31, 2011, there were no individual held-to-maturity securities in an unrealized loss position.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Securities in an unrealized loss position at December 31, 2012 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Group’s management believes that the unrealized losses of such other securities at December 31, 2012 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At December 31, 2012, the Group does not have the intent to sell these investments in an unrealized loss position.

On January 12, 2012, the Group made the strategic decision to sell its $25.5 million investment in a corporate bond that was partially invested in a synthetic collateralized debt obligation (“CDO”) at a loss of $15.0 million. This loss was accounted for as an other-than-temporary impairment in the fourth quarter of 2011, and no additional gain or loss was realized on the sale in January 2012, since this asset was sold at the same value reflected at December 31, 2011. The main considerations underlying the Group’s decision to sell the security included the continued deteriorating credit conditions surrounding the underlying reference portfolio of the CDO, including an event of default that occurred during the fourth quarter of 2011, and a projected analysis prepared by a third-party specialist that showed defaults in excess of the CDO’s subordination level in more than 50% of the scenarios modeled. The corporate bond sold was a unique and completely distinguishable investment from the rest of the Group’s portfolio, including the remaining structured credit investments. In December 2012, the Group made the strategic decision to sell $36.4 million of collateralized loan obligations (CLOs) at a loss of $2.4 million. The Group was not required to sell these securities, and executed these transactions primarily as a result of the flexibility provided by the successful execution of the deleverage strategy, and also based on the continued improvement in market prices of the CLOs observed during the fourth quarter of 2012.

As a result of these transactions, the Group eliminated its exposure to non-agency securities, reduced its overall credit risk in the U.S. economy, and also was able to improve its risk-based capital position.

The following table summarizes other-than-temporary impairment losses on securities for the years ended December 31, 2012, 2011, and 2010:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Total loss on other-than-temporarily impaired securities	$-	$(15,018)	$(39,674)
Portion of loss on securities recognized in other comprehensive income	-	-	22,508
Net impairment losses recognized in earnings	$-	$(15,018)	$(17,166)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2012 and 2011. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31, 2012	December 31, 2011
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$1,898,533	$3,399,145
Puerto Rico public fund deposits	114,627	71,863
Puerto Rico Cash & Money Market Fund	80,264	62,739
Interest rate risk swap contracts	11,456	56,189
Federal Reserve Bank Credit Facility	8,835	15,560
Bond for the Bank's trust operations	124	126
Total pledged investment securities	2,113,839	3,605,622
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	1,252,080	548,809
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	47,320	40,937
Federal Reserve Bank Credit Facility	254,964	-
Puerto Rico public fund deposits	485,802	-
	788,086	40,937
Pledged auto loans and leases to secure:
Federal Reserve Bank Credit Facility	874,721	7,821
Total pledged assets	$5,028,726	$4,203,189
Financial assets not pledged:
Investment securities	$80,447	$258,845
Residential mortgage loans	568,676	435,716
Commercial loans	1,346,791	603,444
Consumer loans	249,225	49,663
Auto loans	167,433	-
Leases	36,842	54,069
Total assets not pledged	$2,449,414	$1,401,737

At December 31, 2012 and 2011, OIB and Oriental Overseas, each  held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without the OCFI’s prior written approval.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS RECEIVABLE

The Group’s loan portfolio is composed of covered loans and non-covered loans. Non-covered loans are furthered segregated between originated loans, acquired loans accounted for under ASC 310-20 (no credit quality deterioration at acquisition or loans with no non-accretable difference) and acquired loans accounted for under ASC 310-30 (deteriorated credit quality or loans with an accretable difference).

The risks of the Eurobank FDIC-assisted acquisition acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Group presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to FDIC loss sharing agreements as “non-covered loans.”  Also, loans acquired in the BBVAPR Acquisition are included as non-covered loans in the consolidated statements of financial condition.

For a summary of the accounting policy related to loans, interest recognition and allowance for loan and lease losses refer to the summary of significant accounting policies included in Note 1 to the consolidated financial statements.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of the Group’s loan portfolio at December 31, 2012 and 2011 was as follows:

	December 31,	December 31,
	2012	2011
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated loans and leases:
Mortgage	$804,942	$821,062
Commercial	353,930	301,573
Auto	13,143	-
Consumer	48,136	36,130
Leasing	37,577	25,768
Deferred loan fees, net	(3,601)	(4,546)
	1,254,127	1,179,987
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial and industrial	322,487	-
Construction and commercial real estate	20,337	-
Mortgage	1,591	-
Auto	457,894	-
Consumer	68,878	-
Deferred loan costs (fees), net	138	-
	871,325	-
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial and industrial	955,647	-
Construction and commercial real estate	198,560	-
Mortgage	808,644	-
Auto	555,510	-
Consumer	118,282	-
	2,636,643	-
	3,507,968	-
Loans receivable	4,762,095	1,179,987
Allowance for loan and lease losses on non-covered loans	(39,921)	(37,010)
Loans receivable, net	4,722,174	1,142,977
Mortgage loans held-for-sale	64,544	26,939
Total loans not covered under shared-loss agreements with FDIC, net	4,786,718	1,169,916
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	128,811	140,824
Construction and development secured by 1-4 family residential properties	15,969	16,976
Commercial and other construction	289,070	325,832
Leasing	7,088	36,122
Consumer	8,493	13,778
Total loans covered under shared-loss agreements with FDIC	449,431	533,532
Allowance for loan and lease losses on covered loans	(54,124)	(37,256)
Total loans covered under shared-loss agreements with FDIC, net	395,307	496,276
Total loans receivable, net	$5,182,025	$1,666,192

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated Loans and Leases

The Group’s originated loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer and leasing.

The following table presents the aging of the recorded investment in gross originated loans, excluding mortgage loans held for sale, as of December 31, 2012 and 2011 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,906	$2,116	$11,363	$20,385	$80,883	$101,268	$-
Years 2003 and 2004	12,048	5,206	18,162	35,416	114,446	149,862	-
Year 2005	4,983	1,746	8,860	15,589	65,312	80,901	-
Year 2006	9,153	3,525	15,363	28,041	85,045	113,086	-
Years 2007, 2008 and 2009	2,632	1,682	8,965	13,279	108,358	121,637	-
Years 2010, 2011 and 2012	632	769	1,162	2,563	64,084	66,647	-
	36,354	15,044	63,875	115,273	518,128	633,401	-
Non-traditional	2,850	1,067	11,160	15,077	42,742	57,819	-
Loss mitigation program	8,933	4,649	19,989	33,571	53,739	87,310
	48,137	20,760	95,024	163,921	614,609	778,530	-
Home equity secured personal loans	-	-	10	10	726	736	-
GNMA's buy-back option program	-	-	25,676	25,676	-	25,676	-
	48,137	20,760	120,710	189,607	615,335	804,942	-
Commercial
Commercial secured by real estate	9,062	271	15,335	24,668	226,606	251,274	-
Other commercial and industrial	345	189	2,378	2,912	99,744	102,656	-
	9,407	460	17,713	27,580	326,350	353,930	-
Consumer	747	92	409	1,248	46,888	48,136	-
Auto	-	-	-	-	13,143	13,143	-
Leasing	251	129	131	511	37,066	37,577	-
Total non-covered originated loans	$58,542	$21,441	$138,963	$218,946	$1,038,782	$1,257,728	$-

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$8,528	$2,008	$17,152	$27,688	$87,362	$115,050	$-
Years 2003 and 2004	12,332	7,835	22,832	42,999	126,158	169,157	-
Year 2005	5,161	2,137	12,898	20,196	72,095	92,291	-
Year 2006	8,912	4,018	19,031	31,961	98,614	130,575	-
Years 2007, 2008 and 2009	2,466	2,562	9,651	14,679	122,128	136,807	-
Years 2010, 2011 and 2012	423	370	707	1,500	40,425	41,925	-
	37,822	18,930	82,271	139,023	546,782	685,805	-
Non-traditional	4,287	1,109	11,676	17,072	52,953	70,025	-
Loss mitigation program	7,232	4,887	15,435	27,554	36,267	63,821
	49,341	24,926	109,382	183,649	636,002	819,651	-
Home equity secured personal loans	142	-	323	465	946	1,411	-
	49,483	24,926	109,705	184,114	636,948	821,062	-
Commercial
Commercial secured by real estate	1,205	1,697	27,741	30,643	187,618	218,261	-
Other commercial and industrial	1,536	99	616	2,251	81,061	83,312	-
	2,741	1,796	28,357	32,894	268,679	301,573	-
Consumer	557	226	334	1,117	35,013	36,130	-
Leasing	339	-	102	441	25,327	25,768	-
Total non-covered originated loans	$53,120	$26,948	$138,498	$218,566	$965,967	$1,184,533	$-

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial lines of credits, floor plans and performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 acquired at a premium as part of the BBVAPR Acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any differences between contractually required loan payment receivable in excess of the Group’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan.  Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Group’s non-accruing policy and any accretion of discount or amortization of premium is discontinued.

The following table presents the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of December 31, 2012 by class of loans:

	December 31, 2012
	30-59 Days	60-89 Days	90+ Days		Total Past
	Past Due	Past Due	Past Due		Due	Current	Total Loans
	(In thousands)
Commercial lines of credits	715	76		193	984	316,648	317,632
Construction and commercial real estate	315	-		-	315	20,022	20,337
Mortgage	-	-	-	520	520	1,071	1,591
Auto	6,753	1,023		275	8,051	449,843	457,894
Consumer lines of credit and credit cards	982	-		1,095	2,077	66,801	68,878
Total acquired loans accounted for under ASC 310-20	$8,765	1,099		$2,083	$11,947	$854,385	$866,332

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Loans acquired as part of the BBVAPR Acquisition, except for credit cards, retail and commercial lines of credits, floor plans and performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 acquired at a premium are accounted for by the Group in accordance with ASC 310-30.

The following table presents the carrying amount and required disclosures of loans acquired as part of the BBVAPR Acquisition accounted for pursuant to ASC 310-30 at December 18, 2012, the acquisition date.  The information presented includes loans determined to be impaired at the time of acquisition (“credit impaired loans”), and loans that were considered to be performing at the acquisition date and are accounted for by analogy to ASC 310-30 (“non-credit impaired loans”). Refer to Note 1 in the consolidated financial statements for a description of the Group’s significant accounting policies related to acquired loans and criteria considered by management to apply ASC 310-30 by analogy to non-credit impaired loans.

	December 18, 2012
	Non-credit	Credit
	impaired	impaired
	loans	loans	Total
	(In thousands)
Contractual required payments	$3,072,630	$883,574	$3,956,204
Less: Non-accretable discount	585,412	159,952	745,364
Cash expected to be collected	2,487,218	723,622	3,210,840
Less: Accretable yield	430,533	133,106	563,639
Carrying amount, gross	$2,056,685	$590,516	$2,647,201

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Preliminary composition of loans acquired, their respective unpaid principal balances, and the fair value reflecting preliminary measurement period adjustments at acquisition date are reflected in the table below:

	December 18, 2012
	Unpaid	Fair Value	Fair	Total
	Principal	Adjustment	Value	Mark
	(In thousands)
Commercial lines of credit	$1,135,449	$169,787	$965,662	15%
Construction and commercial real estate	285,463	87,345	198,118	31%
Mortgage	1,604,232	803,795	800,437	50%
Consumer credit lines and credit cards	182,279	57,839	124,440	32%
Auto	748,780	190,236	558,544	25%
Total acquired loans accounted for under ASC 310-30	$3,956,203	$1,309,002	$2,647,201	33%

The carrying amount of these loans included in the statement of financial condition within non-covered loans at December 31, 2012 is as follows:

December 31, 2012
Total
(In thousands)
Contractual required payments receivable	$ 3,939,580
Less: Non-accretable discount	742,310
Cash expected to be collected	3,197,270
Less: Accretable yield	555,772
Carrying amount	$ 2,641,498

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for 2012:

Year Ended December 31, 2012
(In thousands)
Total
Accretable Yield Activity
Balance at beginning of year	$-
Additions	563,639
Accretion	(7,867)
Transfer from non-accretable discount	-
Balance at end of year	$555,772

Year Ended December 31, 2012
(In thousands)
Total
Non-Accretable Discount Activity
Balance at beginning of year	$-
Additions	745,364
Principal losses	(3,054)
Transfer to accretable yield	-
Balance at end of year	$742,310

Covered Loans

The carrying amount of covered loans included in the balance sheet at December 31, 2012 and 2011 are as follows:

	December 31, 2012	December 31, 2011
	(In thousands)
Contractual required payments receivable	$874,994	$1,134,524
Less: Non-accretable discount	237,555	412,170
Cash expected to be collected	637,439	722,354
Less: Accretable yield	188,008	188,822
Carrying amount, gross	449,431	533,532
Less: Allowance for covered loan and lease losses	54,124	37,256
Carrying amount, net	$395,307	$496,276

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of covered loans for 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(In thousands)
Accretable yield activity
Balance at beginning of period	$188,822	$148,556
Accretion	(85,376)	(67,665)
Transfer from non-accretable discount	84,562	107,931
Balance at end of period	$188,008	$188,822

	Year Ended December 31,
	2012	2011
	(In thousands)
Non-accretable discount activity
Balance at beginning of period	$412,170	$603,296
Principal losses	(90,053)	(83,195)
Transfer to accretable yield	(84,562)	(107,931)
Balance at end of period	$237,555	$412,170

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans on non-accrual status by class of loans as of December 31, 2012 and 2011:

	December 31,	December 31,
	2012	2011
	(In thousands)
Originated loans
Mortgage
Traditional (by origination year):
Up to the year 2002	$11,362	$17,152
Years 2003 and 2004	18,162	22,832
Year 2005	8,859	12,898
Year 2006	15,363	19,031
Years 2007, 2008 and 2009	8,967	9,651
Years 2010, 2011 and 2012	1,162	707
	63,875	82,271
Non-traditional	11,160	11,676
Loss mitigation program	39,957	15,435
	114,992	109,382
Home equity secured personal loans	10	323
	115,002	109,705
Commercial
Commercial secured by real estate	26,517	34,789
Other commercial and industrial	2,989	2,199
	29,506	36,988
Consumer	442	345
Leasing	131	102

Acquired loans accounted under ASC 310-20
Commercial lines of credit	193	-
Mortgage	520	-
Auto	275	-
Consumer lines of credit and credit cards	1,095	-
	2,083	-
Total non-accrual loans	$147,164	$147,140

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

At December 31, 2012 and 2011, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-accrual loans amounted to $52.0 million and $41.3 million, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-Covered Originated Loans

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

The following table presents the changes and the balance in the allowance for loan and lease losses of originated loans for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Mortgage	Commercial	Consumer	Leasing	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Balance at beginning of period	$21,652	$12,548	$1,423	$845	$-	$542	$37,010
Charge-offs	(6,492)	(4,081)	(739)	(139)	-	-	(11,451)
Recoveries	131	156	194	27	-	-	508
Provision for (recapture of) non- covered loan and lease losses	5,801	8,449	(22)	(463)	263	(174)	13,854
Balance at end of period	$21,092	$17,072	$856	$270	$263	$368	$39,921

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Balance at beginning of period	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(5,836)	(2,506)	(1,587)	(197)	-	(10,126)
Recoveries	101	161	234	10	-	506
Provision for (recapture of) non-covered loan and lease losses	11,208	3,740	490	172	(410)	15,200
Balance at end of period	$21,652	$12,548	$1,423	$845	$542	$37,010

	Year Ended December 31, 2010
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Balance at beginning of period	$15,044	$7,112	$864	$-	$252	$23,272
Charge-offs	(3,867)	(2,913)	(1,455)	-	-	(8,235)
Recoveries	93	160	226	-	-	479
Provision for (recapture of) non-covered loan and lease losses	4,909	6,794	2,651	860	700	15,914
Balance at end of period	$16,179	$11,153	$2,286	$860	$952	$31,430

The following table presents the recorded investment in gross originated loans by portfolio segment and based on the impairment method as of December 31, 2012 and 2011:

	December 31, 2012
	Mortgage	Commercial	Consumer	Leasing	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,334	$4,121	$-	$-	$-	$-	$9,455
Collectively evaluated for impairment	15,758	12,951	856	270	263	368	30,466
Total ending allowance balance	$21,092	$17,072	$856	$270	$263	$368	$39,921
Loans:
Individually evaluated for impairment	$74,783	$46,199	$-	$-	$-	$-	$120,982
Collectively evaluated for impairment	730,159	307,731	48,136	37,577	13,143	-	1,123,603
Total ending loan balance	$804,942	$353,930	$48,136	$37,577	$13,143	$-	$1,244,585

	December 31, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$3,355	$3,518	$-	$-	$-	$6,873
Collectively evaluated for impairment	18,297	9,030	1,423	845	542	30,137
Total ending allowance balance	$21,652	$12,548	$1,423	$845	$542	$37,010
Loans:
Individually evaluated for impairment	$51,482	$46,364	$-	$-	$-	$97,846
Collectively evaluated for impairment	769,580	255,209	39,890	25,768	-	1,090,447
Total ending loans balance	$821,062	$301,573	$39,890	$25,768	$-	$1,188,293

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Group evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $46.2 million and $46.4 million at December 31, 2012 and 2011, respectively.  The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $4.1 million and $3.5 million at December 31, 2012 and 2011, respectively. The total investment in impaired mortgage loans was $74.8 million and $51.5 million at December 31, 2012 and 2011, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $5.3 million and $3.4 million at December 31, 2012 and 2011, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, and the related allowance for loan and lease losses at December 31, 2012 and 2011 are as follows:

	December 31, 2012
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$16,666	$14,570	$4,121	28%
Residential troubled-debt restructuring	76,859	74,783	5,334	7%
Impaired loans with no specific allowance
Commercial	36,293	31,629	N/A	N/A
Total investment in impaired loans	$129,818	$120,982	$9,455	8%

	December 31, 2011
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$25,974	$23,368	$3,518	15%
Residential troubled-debt restructuring	52,480	51,482	3,355	7%
Impaired loans with no specific allowance
Commercial	23,780	22,996	N/A	N/A
Total investment in impaired loans	$102,234	$97,846	$6,873	7%

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the years ended December 31, 2012, 2011and 2010:

	Year Ended December 31,
	2012		2011		2010
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment

Impaired loans with specific allowance
Commercial	$259	$16,518	$418	$17,949	$158	$10,622
Residential troubled-debt restructuring	1,566	64,444	1,146	42,699	743	16,977
Impaired loans with no specific allowance
Commercial	949	24,956	611	16,480	651	11,472
Total interest income from impaired loans	$2,774	$105,918	$2,175	$77,128	$1,552	$39,071

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following table presents the troubled-debt restructurings modified during years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	227	$33,286	6.41%	315	$35,568	4.75%	402
Commercial loans	2	3,456	6.17%	53	3,462	6.26%	56

	Year Ended December 31, 2011
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	187	$24,722	6.74%	319	$26,620	5.52%	385
Commercial loans	17	15,642	4.03%	68	12,413	3.59%	75

	Year Ended December 31, 2010
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	238	$32,649	6.70%	294	$34,842	5.55%	370
Commercial loans	20	5,906	5.77%	70	6,361	5.80%	82

The following table presents troubled-debt restructurings modified and for which there was a payment default during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	32	$4,107	34	$3,993	20	$3,444
Commercial	1	$477	6	$9,224	14	$3,611

Credit Quality Indicators

The Group categorizes non-covered originated and acquired loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

The Group uses the following definitions for risk ratings:

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of gross non-covered originated and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	December 31, 2012
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated loans
Commercial secured by real estate	$251,274	$183,033	$23,928	$2,127	$99	$42,087
Other commercial and industrial	102,656	85,806	8,569	4,169	-	4,112
	353,930	268,839	32,497	6,296	99	46,199
Commercial - acquired loans (under ASC 310-20)
Commercial and industrial	317,632	315,085	213	2,334	-	-
Construction and commercial real estate	20,337	19,701	245	391	-	-
	337,969	334,786	458	2,725	-	-
Total	$691,899	$603,625	$32,955	$9,021	$99	$46,199

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated loans
Commercial secured by real estate	$218,261	$148,894	$25,185	$1,957	$13	$42,212
Other commercial and industrial	83,312	74,714	3,517	929	-	4,152
Total	$301,573	$223,608	$28,702	$2,886	$13	$46,364

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Group evaluates credit quality based on the delinquency status of the loan. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of non-covered gross originated loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

December 31, 2012
Delinquency
Individually
Balance	Measured for

Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
(In thousands)

Originated loans
Mortgage
Traditional (by origination year):
Up to the year 2002	$101,268	$80,715	$6,907	$2,116	$886	$3,720	$6,442	$482
Years 2003 and 2004	149,862	114,341	12,048	5,206	2,082	3,994	11,533	658
Year 2005	80,900	65,245	4,983	1,746	1,202	1,846	5,727	151
Year 2006	113,086	84,926	9,012	3,525	1,530	5,103	8,695	295
Years 2007, 2008 and 2009	121,639	108,357	2,632	1,682	641	2,532	5,732	63
Years 2010, 2011 and 2012	66,646	64,084	632	769	249	452	460	-
	633,401	517,668	36,214	15,044	6,590	17,647	38,589	1,649
Non-traditional	57,819	42,742	2,850	1,067	455	2,287	8,418	-
Loss mitigation program	87,310	9,595	606	128	102	253	3,492	73,134
	778,530	570,005	39,670	16,239	7,147	20,187	50,499	74,783
Home equity secured personal loans	736	726	-	-	-	-	10	-
GNMA's buy back option program	25,676				6,064	10,659	8,953
	804,942	570,731	39,670	16,239	13,211	30,846	59,462	74,783
Consumer	48,136	46,888	747	92	188	218	3	-
Auto	13,143	13,143	-	-	-	-	-	-
Leasing	37,577	37,066	251	129	46	85	-	-
	903,798	667,828	40,668	16,460	13,445	31,149	59,465	74,783
Acquired loans (under ASC 310-20)
Mortgage	1,591	1,070	-	-	-	521	-	-
Auto	457,894	449,843	6,753	1,023	264	11	-	-
Consumer	68,878	66,801	982	-	1,089	4	2	-
	528,363	517,714	7,735	1,023	1,353	536	2	-
Total	$1,432,161	$1,185,542	$48,403	$17,483	$14,798	$31,685	$59,467	$74,783

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2011
Delinquency
Individually
Balance	Measured for

Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
(In thousands)

Originated loans
Mortgage
Traditional (by origination year)
Up to the year 2002	$115,050	$87,352	$8,530	$2,010	$1,517	$5,380	$10,261	$-
Years 2003 and 2004	169,157	126,148	12,334	7,837	3,142	8,259	11,437	-
Year 2005	92,291	72,085	5,163	2,139	2,575	4,063	6,266	-
Year 2006	130,575	98,604	8,914	4,020	1,360	7,864	9,813	-
Years 2007, 2008 and 2009	136,807	122,119	2,468	2,564	657	4,265	4,734	-
Years 2010 and 2011	41,925	40,415	425	372	196	412	105	-
	685,805	546,723	37,834	18,942	9,447	30,243	42,616	-
Non-traditional	70,025	52,943	4,289	1,111	821	3,576	7,285	-
Loss mitigation program	63,821	6,965	952	603	759	1,004	2,056	51,482
	819,651	606,631	43,075	20,656	11,027	34,823	51,957	51,482
Home equity secured personal loans	1,411	946	142	-	-	-	323	-
	821,062	607,577	43,217	20,656	11,027	34,823	52,280	51,482
Consumer	36,130	35,013	557	226	202	132	-	-
Leasing	25,768	25,327	339	-	21	81	-	-
Total	$882,960	$667,917	$44,113	$20,882	$11,250	$35,036	$52,280	$51,482

Non-covered Acquired Loans Accounted under ASC 310-30

Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Group would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 as of December 31, 2012. Considering the short period elapsed from the acquisition date, the Group does not believe that the difference between cash flows expected to be collected on the loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 and those anticipated at December 18, 2012 need further assessment.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s recorded investment in non-covered loan pools accounted for under ASC 310-30 does not have recorded impairments as of December 31, 2012.

Covered Loans

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

 As part of our quarterly assessment of the actual versus expected cash flows for covered loans during the second quarter of 2012, the Group reviewed particular loan performances and expected workout developments to derive more assumptions on certain pools secured by real estate and pools of commercial and industrial loans.  Certain pools of loans secured by real estate and a pool of loans secured by farmland underperformed in their actual cash flows, and an impairment of $2.2 million was recorded during that quarter.  Such amount was partially offset by an increase in the FDIC shared-loss indemnification asset of $724 thousand.

During 2012, the assessment of actual versus expected cash flows resulted in a net provision of $9.8 million as certain pools of real estate backed loans and of commercial and industrial loans underperformed.  The net provision also included the reversal of a previously recorded allowance in certain commercial real estate and construction pools whose loans the Group has managed to workout with better outcomes than forecasted.  The loss share portion of the reversal of allowance during the year ended December 31, 2012 was proportionally higher than the allowance reversal recorded on the impaired loans. This resulted from the fact that there were some pools in which an additional allowance was recognized but no offsetting adjustment was done to the FDIC shared-loss indemnification asset as these losses were not covered by a loss share agreement.

The changes in the allowance for loan and lease losses on covered loans for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Balance at beginning of the period	$37,256	$49,286	$-
Provision for (recapture of) covered loan and lease losses, net	9,827	(1,387)	6,282
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	7,041	(10,643)	43,004
Balance at end of the period	$54,124	$37,256	$49,286

FDIC shared-loss portion of provision for (recapture of) covered loans and lease losses, net represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing the FDIC loss-share indemnification asset.

The Group’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of December 31, 2012 and 2011 are as follows:

	December 31, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$45,208	$29,482	$4,986	17%
Construction and development secured by 1-4 family residential properties	68,255	15,185	6,137	40%
Commercial and other construction	252,373	121,237	42,323	35%
Consumer	14,494	8,493	678	8%
Total investment in impaired covered loan pools	$380,330	$174,397	$54,124	31%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2011

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$55,901	$32,130	$1,657	5%
Construction and development secured by 1-4 family residential properties	80,821	16,976	2,042	12%
Commercial and other construction	357,596	146,924	31,665	22%
Consumer	19,619	13,778	1,892	14%
Total investment in impaired covered loan pools	$513,937	$209,808	$37,256	18%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 - SERVICING ASSETS

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

At December 31, 2012, servicing assets are composed of $10.7 million ($10.2 million — December 31, 2011) related to residential mortgage loans and $55 thousand ($221 thousand — December 31, 2011) of leasing servicing assets acquired in the FDIC-assisted acquisition of Eurobank.

The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
	(In thousands)
Fair value at beginning of period	$10,454	$9,695
Servicing from mortgage securitizations or asset transfers	1,867	2,458
Changes due to payments on loans	(1,107)	(976)
Changes in fair value due to changes in valuation model inputs or assumptions	(419)	(723)
Fair value at end of period	$10,795	$10,454

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Constant prepayment rate	9.43% - 33.05%	7.87% - 40.38%
Discount rate	10.50% - 13.50%	10.50% - 14.00%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents key economic assumption ranges used in measuring the leasing-related servicing asset fair value for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Discount rate	13.19% - 17.69%	13.22% - 17.38%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2012
(In thousands)
Mortgage related servicing asset
Carrying value of mortgage servicing asset	$10,740
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(456)
Decrease in fair value due to 20% adverse change	$(883)
Discount rate
Decrease in fair value due to 10% adverse change	$(448)
Decrease in fair value due to 20% adverse change	$(862)
Leasing servicing asset
Carrying value of leasing servicing asset	$55
Discount rate
Decrease in fair value due to 10% adverse change	$(1)
Decrease in fair value due to 20% adverse change	$(1)

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $3.6 million in 2012, $3.1 million in 2011 and $2.4 million in 2010.  There were no late fees and ancillary fees recorded in such years because these fees belong to the third party with which the Group is engaged in a subservicing agreement. Servicing fees on leases amounted to $239 thousand in 2012, $625 thousand in 2011, and $404 thousand in 2010.

NOTE 8 —  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,	December 31,
	(Years)	2012	2011
		(In thousands)
Land	—	$2,876	$2,254
Buildings and improvements	40	63,133	5,890
Leasehold improvements	5 — 10	23,602	18,182
Furniture and fixtures	3 — 7	10,442	9,718
Information technology and other	3 — 7	20,872	20,008
		120,925	56,052
Less: accumulated depreciation and amortization		(35,928)	(34,532)
		$84,997	$21,520

Depreciation and amortization of premises and equipment totaled $4.8 million in 2012, $5.5 million in 2011, and $5.8 million in 2010.  These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9- BUILDING OPERATIONS

With the BBVAPR Acquisition on December 18, 2012, the Group acquired a property where its executive offices are located. The Group also leases office and parking space from this property to third parties under various operating lease contracts for periods normally consisting of five years.

The minimum future rental revenue for agreements with remaining terms in excess of one year at December 31, 2012, is as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2013	$ 2,597
2014	2,597
2015	2,518
2016	2,462
2017	2,390
Thereafter	7,422
$19,986

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 —  DERIVATIVE ACTIVITIES

During the year ended December 31, 2012, losses of $41.1 million were recognized and reflected as “Derivative Activities” in the audited consolidated statements of operations. These were mainly related to realized losses of $37.5 million due to the terminations of forward-settlement swaps with an aggregate notional amount of $900 million and to losses of $3.5 million recorded on options purchased in July 2012 to enter into interest rate swaps, not designated as cash flow hedges or fair value hedges, with an aggregate notional amount of $200 million, which were terminated in December 2012. During the year ended December 31, 2011, losses of $13.2 million were recognized and reflected as “Derivative Activities” in the audited consolidated statements of operations. These losses were mainly due to realized losses of $4.3 million from the termination of forward-settlement swaps with a notional amount of $1.25 billion. During the year ended December 31, 2010, losses of $36.8 million were recognized and reflected as “Derivative Activities” in the audited consolidated statements of operations.  These losses included realized losses of $42 million due to terminations of forward-settlement swaps with an aggregate notional amount of $900 million.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the consolidated statements of financial condition at December 31, 2012 and December 31, 2011:

	December 31,	December 31,
	2012	2011
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$13,233	$9,317
Interest rate swaps not designated as hedges	8,426	-
Interest rate caps	230	-
	$21,889	$9,317

Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$17,665	$47,425
Interest rate swaps not designated as hedges	8,365
Interest rate caps	230
	$26,260	$47,425

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Swaps

The Group enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in a predetermined variable index rate. Once the forecasted wholesale borrowings transactions occur, the interest rate swap will effectively fix the Group’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These forward-settlement swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and are properly documented as such, and therefore, qualify for cash flow hedge accounting. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Group does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to earnings in the next twelve months.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at December 31, 2012:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month Libor	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month Libor	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month Libor	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month Libor	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month Libor	05/05/11	08/16/12	08/16/16
	$225,000

An unrealized loss of $17.7 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2012, and the related liability is being reflected in the accompanying consolidated statements of financial condition.

At December 31, 2012, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $8.4 million and were included as part of derivative assets in the consolidated statements of financial position.  At December 31, 2012, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $8.4 million and were included as part of derivative liabilities in the consolidated statements of financial position.

 The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2012:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,324	5.1300%	1-Month Libor	07/03/06	07/03/16
	12,500	5.5050%	1-Month Libor	04/11/09	04/11/19
	29,284	4.6200%	1-Month Libor	12/31/07	12/31/14
	19,944	4.6200%	1-Month Libor	12/31/07	12/31/14
	1,913	3.5000%	1-Month Libor	03/28/08	04/01/13
	2,070	3.8500%	1-Month Libor	04/18/08	04/18/13
	1,187	5.1500%	3-Month Libor	10/24/08	10/24/13
	$71,222

Interest Rate Swaps - Mirror Image Derivatives	$4,324	5.1300%	1-Month Libor	07/03/06	07/03/16
	12,500	5.5050%	1-Month Libor	04/11/09	04/11/19
	29,284	4.5600%	1-Month Libor	12/31/07	12/31/14
	19,944	4.5600%	1-Month Libor	12/31/07	12/31/14
	1,913	3.5000%	1-Month Libor	03/28/08	04/01/13
	2,070	3.8000%	1-Month Libor	04/18/08	04/18/13
	1,187	4.9550%	3-Month Libor	10/24/08	10/24/13
	$71,222

Options Tied to Standard & Poor’s 500 Stock Market Index

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index.  The Group uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Group receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At December 31, 2012 and December 31, 2011, the purchased options used to manage the exposure to the S&P 500 Index on stock indexed deposits represented an asset of $13.2 million (notional amount of $66.6 million) and $9.3 million (notional amount of $130.9 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statements of financial condition, represented a liability of $12.7 million (notional amount of $62.3 million) and $9.4 million (notional amount of $125.8 million), respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2012, the yearly contractual maturities of options tied to the S&P Index were as follows:

	Derivative asset	Derivative liability
	(S&P purchased	(S&P embedded
	options)	options)
Year Ending December 31,	Minimum Rent	Minimum Rent
	(In thousands)	(In thousands)
2013	38,590	35,187
2014	17,340	16,519
2015	7,330	7,419
2016	3,375	3,191
	$66,635	$62,316

Interest rate caps

The Group has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. The Group simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting; therefore, they are marked to market through earnings. The outstanding notional amount of interest rate caps at December 31, 2012 was $94.0 million. At December 31, 2012, the interest rate caps sold to clients represented a liability of $230 thousand and were included as part of derivative liabilities in the audited consolidated statements of financial position.  At December 31, 2012, the interest rate caps purchased as mirror-images represented an asset of $230 thousand and were included as part of derivative assets in the audited consolidated statements of financial position. At December 31, 2011, the Group did not have interest rate caps outstanding.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 —  ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2012 and 2011 consists of the following:

	December 31,	December 31,
	2012	2011
	(In thousands)
Non-covered loans	$10,533	$5,519
Investments	7,021	14,663
	$17,554	$20,182

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other assets at December 31, 2012 and 2011 consist of the following:

	December 31,	December 31,
	2012	2011
	(In thousands)
Prepaid FDIC insurance	$6,451	$11,599
Other prepaid expenses	19,674	7,014
Servicing advances	7,976	13,990
Mortgage tax credits	8,706	1,303
Core deposit and customer relationship intangibles	14,490	1,185
Investment in Statutory Trust	1,086	1,086
Debt issuance costs	734	1,067
Other repossessed assets	6,084	708
Accounts receivable and other assets	58,483	14,550
	$123,684	$52,502

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, on December 31, 2009, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment covering fiscal years 2012 and 2011 amounted to $6.5 million and $11.6 million at December 31, 2012 and 2011, respectively.

Other prepaid expenses amounting to $19.7 million and $7.0 million at December 31, 2012 and 2011, respectively, include prepaid municipal, property and income taxes aggregating to $12.0 million and $3.2 million, respectively.

Servicing advances amounting to $8.0 million and $14.0 million at December 31, 2012 and 2011, respectively, represent the advances made to Bayview Loan Servicing, LLC in order to service some of the loans acquired in the FDIC-assisted acquisition of Eurobank.

In December 2007, the Commonwealth of Puerto Rico established mortgage loan tax credits for financial institutions that provided financing for the acquisition of new homes. At December 31, 2012 and 2011, tax credits for the Group amounted $8.7 million and $1.3 million, respectively. Mortgage loan tax credits acquired as part of the BBVAPR Acquisition amounted to $7.4 million at December 31, 2012.

As part of the FDIC-assisted acquisition of Eurobank and the recent BBVAPR Acquisition, the Group recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2012 and 2011, this core deposit intangible amounted to $9.5 million and $1.2 million, respectively. In addition, as part of the BBVAPR Acquisition in December 2012, the Group recorded a customer relationship intangible representing the value of customer relationships acquired in the broker-dealer and insurance subsidiaries. At December 31, 2012, this customer relationship intangible amounted to $5.0 million.

Other repossessed assets totaled $6.1 million and $708 thousand at December 31, 2012 and 2011, respectively.  At December 31, 2012, the Group recorded $5.9 million in repossessed auto loans acquired as part of the BBVAPR Acquisition.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  DEPOSITS AND RELATED INTEREST

Total deposits as of December 31, 2012 and 2011 consist of the following:

	December 31, 2012	December 31, 2011
	(In thousands)
Non-interest bearing demand deposits	$799,667	$201,318
Interest-bearing savings and demand deposits	2,282,305	1,078,625
Individual retirement accounts	376,611	361,411
Retail certificates of deposit	699,983	375,891
Institutional deposits	602,828	162,301
Total core deposits	4,761,394	2,179,546
Brokered deposits	928,165	256,597
	$5,689,559	$2,436,143

At December 31, 2012 and 2011, the weighted average interest rate of the Group’s deposits was 1.33% and 1.81%, respectively, inclusive of non-interest bearing deposits of $799.7 million and $201.3 million, respectively. Interest expense for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Demand and savings deposits	$11,232	$16,287	$18,083
Certificates of deposit	20,370	28,372	30,462
	$31,602	$44,659	$48,545

At December 31, 2012 and 2011, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund, which amounted to $101.5 million and $64.9 million, respectively, with a weighted average rate of 0.77% and 0.82%, and were collateralized with investment securities with a fair value of $80.3 million and $62.7 million, respectively.

At December 31, 2012 and 2011 time deposits in denominations of $100 thousand or higher, excluding accrued interests and unamortized discounts, amounted to $1.87 billion and $456.1 million, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $78.3 million and $65.2 million, respectively, at a weighted average rate of 0.72% in 2012 and 0.50% in 2011.

At December 31, 2012 and 2011, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $114.6 million and $71.9 million, respectively, and with commercial loans amounting to $485.8 million at December 31, 2012. There were no commercial loans pledged as collateral for public fund deposits at December 31, 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $12.7 million, which are used by the Group to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $3.9 million and unamortized deposit discounts in the amount of $17.6 million, the scheduled maturities of certificates of deposit at December 31, 2012 are as follows:

December 31, 2012
(In thousands)
Within one year:
Three (3) months or less	$585,187
Over 3 months through 1 year	1,085,025
1,670,212
Over 1 through 2 years	454,628
Over 2 through 3 years	215,250
Over 3 through 4 years	114,553
Over 4 through 5 years	116,474
Thereafter	11,278
$2,582,395

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $2.8 million and $456 thousand as of December 31, 2012 and 2011, respectively.

NOTE 13 —  BORROWINGS

Short term borrowings

At December 31, 2012, short term borrowings amounted to $92.2 million, which mainly consist of unsecured fixed rate borrowings with a weighted average rate of 0.30%. There were no short term borrowings at December 31, 2011.

Securities Sold under Agreements to Repurchase

At December 31, 2012, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Group the same or similar securities at the maturity of the agreements.

At December 31, 2012 and 2011, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.3 million and $6.2 million, respectively, were as follows:

	December 31,		December 31,
	2012		2011
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Inc.	$500,000	$616,751	$500,000	$620,888
JP Morgan Chase Bank NA	412,837	443,436	300,000	357,400
Credit Suisse Securities (USA) LLC	255,000	269,943	1,250,000	1,337,394
Deutsche Bank	255,000	273,288	100,000	109,177
Citigroup Global Markets Inc.	150,000	162,652	900,000	974,286
Barclays Bank	68,650	77,521	-	-
Wells Fargo	51,444	54,943	-	-
Total	$1,692,931	$1,898,534	$3,050,000	$3,399,145

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2012, the Group sold $1.0 billion of investment securities and paid down or extinguished $1.36 billion of securities repurchase agreements prior to their contractual maturities in furtherance of the Group’s plan to deleverage its balance sheet in connection with the BBVAPR Acquisition. The early termination fees paid by the Group is presented in the consolidated statement of operations as a net loss on the early extinguishment of repurchase agreements, and such fees amounted to $26.1 million for the year ended December 31, 2012.

The Group’s remaining structured repurchase agreement from the $2.65 billion it had before the deleverage plan in the amount of $500 million have original terms of  ten years, maturing on March 2, 2017, and the counterparty has the right to exercise its put option on such structured repurchase agreement at par on a quarterly basis before its contractual maturity. Such repurchase agreement also provides for an optional early termination by either party upon no less than two business days’ prior written notice to the other party.  In the event of any such optional early termination, the amounts owed by or to the terminating party by the other party on the optional early termination date must take account of the termination value of the transaction, as determined by the calculation agent in the manner described in the repurchase agreement.

The following table shows a summary of the Group’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.3 million, at December 31, 2012:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2013
	68,650	0.62%	12/11/2012	1/7/2013	N/A
	20,568	0.52%	12/7/2012	1/7/2013	N/A
	21,444	0.50%	12/14/2012	1/8/2013	N/A
	30,000	0.47%	12/3/2012	1/8/2013	N/A
	80,000	0.48%	12/6/2012	2/7/2013	N/A
	70,000	0.58%	12/6/2012	2/7/2013	N/A
	67,023	0.52%	12/7/2012	2/7/2013	N/A
	70,246	0.48%	12/6/2012	2/8/2013	N/A
	427,931
2014
	255,000	0.50%	12/13/2012	1/7/2014	N/A
	255,000	0.55%	12/10/2012	6/13/2014	N/A
	85,000	0.68%	12/3/2012	12/3/2014	N/A
	170,000	0.68%	12/6/2012	12/8/2014	N/A
	765,000
2017
	500,000	4.67%	3/2/2007	3/2/2017	3/4/2013
	500,000
	$1,692,931	1.77%

None of the structured repurchase agreements referred to above with maturity dates up to the date of this report were renewed.

In December 2012, the counterparty to the repurchase agreement that amounted to $1.25 billion exercised its right to put back such repurchase agreement at par.  As a result of this event, the Group entered into new repurchase agreements for a total amount of $1.193 billion with different counterparties at different rates and with maturity dates ranging from January 2013 to December 2014.  None of these new repurchase agreements is subject to a put option that allows the counterparty to terminate it before its contractual maturity.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the borrowings organized by type of collateral securing the repurchase agreements, excluding accrued interest in the amount of $2.3 million and $6.2 million at December 31, 2012 and 2011, respectively:

	December 31,		December 31,
	2012		2011
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
GNMA certificates
Within 30 days	$-	$841	$-	$7,588
Less than 1 year	2,420	2,496	3,901	4,048
1 - 3 years	5,922	5,010	-	-
3- 5 years	-	-	500	552
Over 5 years	-	-	6,492	2,248
	8,342	8,347	10,893	14,436

FNMA certificates
Within 30 days	-	131,258	-	654,436
Less than 1 year	111,843	116,514	650,825	664,774
1 - 3 years	563,042	584,786	254,141	231,450
3- 5 years	366,609	378,027	269,500	291,051
Over 5 years	-	-	1,515,940	1,127,921
	1,041,494	1,210,585	2,690,406	2,969,632

FHLMC certificates
Within 30 days	-	5,656	-	51,364
Less than 1 year	86,136	89,325	63,846	66,213
1 - 3 years	196,036	200,014	1,270	1,313
3- 5 years	133,391	134,179	-	-
Over 5 years	-	-	227,568	230,375
	415,563	429,174	292,684	349,265

CMOs
Within 30 days	-	18,332	-	7,528
Less than 1 year	206,964	210,249	6,335	6,319
1 - 3 years	-	-	19,682	19,657
3- 5 years	-	-	30,000	32,308
	206,964	228,581	56,017	65,812

Obligations of U.S. Government sponsored agencies
Within 30 days	-	797	-	-
Less than 1 year	20,568	21,050	-	-
	20,568	21,847	-	-

Total	$1,692,931	$1,898,534	$3,050,000	$3,399,145

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The collateral of the repurchase agreements is not limited to the maturity buckets outlined above, and is generally available for any borrowing as governed by the existing master repurchase agreements in place with each counterparty.

At December 31, 2012 and 2011, the weighted average interest rate of the Group’s repurchase agreements was 1.77% and 2.13%, respectively, and included agreements with interest ranging from 0.47% to 4.67%. The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2012 and 2011, excluding accrued interest:

	December 31,
	2012	2011
	(In thousands)
Average daily aggregate balance outstanding	$2,888,558	$3,417,892
Maximum outstanding balance at any month-end	$3,060,578	$3,466,450
Weighted average interest rate during the year	2.10%	2.74%
Weighted average interest rate at year end	1.77%	2.13%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Group is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2012 and 2011, these advances were secured by mortgage and commercial loans amounting to $1.3 billion and $47.3 million, respectively. Also, at December 31, 2012, the Group had an additional borrowing capacity with the FHLB of $480.1 million. At December 31, 2012 and 2011, the weighted average remaining maturity of FHLB’s advances was 3.5 months and 11.2 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB has the right to exercise put options at par on a quarterly basis before the contractual maturity of the long-term advances that mature in 2014. The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $55 thousand and unamortized premium in the amount of $1.0 million, at December 31, 2012:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2013
	$25,000	0.38%	12/4/2012	1/4/2013	N/A
	50,000	0.36%	12/10/2012	1/10/2013	N/A
	75,000	0.32%	12/21/2012	1/11/2013	N/A
	100,000	0.33%	12/17/2012	1/16/2013	N/A
	75,000	0.32%	12/19/2012	1/18/2013	N/A
	25,000	0.33%	12/24/2012	1/24/2013	N/A
	25,000	0.31%	12/31/2012	1/30/2013	N/A
	100,000	1.95%	6/11/2010	6/11/2013	N/A
	475,000

2014
	25,000	4.20%	5/8/2007	5/8/2014	2/8/2013
	30,000	4.22%	5/11/2007	5/11/2014	2/11/2013
	55,000
2017
	4,957	1.24%	4/3/2012	4/3/2017	N/A
	4,957
	$534,957	1.04%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Subordinated Capital Notes

Subordinated capital notes amounted to $146.0 million and $36.1 million at December 31, 2012 and 2011, respectively.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture (“subordinated capital note”) issued by the Group. The subordinated capital note has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.26% at December 31, 2012; 3.30% at December 31, 2011), is payable quarterly, and matures on September 17, 2033. The subordinated capital note purchased by the Statutory Trust II may be called at par after five years and quarterly thereafter (next call date March 2013). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated capital note. The subordinated deferrable interest debenture issued by the Group is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

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

 As part of the BBVAPR Acquisition on December 18, 2012, the Group’s banking subsidiary assumed three subordinated capital notes issued by BBVAPR Bank consisting of the following:

•         Subordinated capital notes issued in September 2004 amounting to $50.0 million at a variable rate of three-month LIBOR plus 1.44%  (1.75% at December 31, 2012), due September 23, 2014. Interest on these subordinated notes is payable quarterly since September 23, 2009. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 23, 2009, and at each payment date thereafter.

•         Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable semiannually during the fixed-rate period and quarterly thereafter. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

•         Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter (1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

These notes qualify as Tier 2 capital at a discounted rate, which totals $50.2 million at December 31, 2012.  Generally speaking, subordinated notes are included as Tier 2 capital if they have a maturity greater than 5 years and comply with certain other

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

requirements.  As the notes approach and are within 5 years of maturity, they take on characteristics of short term instruments which are generally not included as Tier 2 capital.  As such, both the FDIC and the FRB require that the balance of the notes included as Tier 2 capital be discounted by 20% of the total balance each year commencing 5 years prior to maturity with 0% counted as Tier 2 capital during the last year prior to maturity of the note.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - December 31, 2012	$83,125
2013	11,700
2014	11,700
2015	10,475
$117,000

Federal Funds Purchased

A summary of federal funds purchased, presented in the consolidated statement of financial condition within Advances from FHLB and other borrowings, as of and for the years ended December 31, 2012 and 2011, is as follows.

	December 31,
	2012	2011
	(In thousands)
Balance at end of year	$9,901	$-
Average daily aggregate balance outstanding	$10,167	$-
Maximum outstanding balance at any month-end	$9,901	$-
Weighted average interest rate during the year	0.30%	0%
Weighted average interest rate at year end	0.30%	0%

Other borrowings

Other borrowings, presented in the consolidated statement of financial condition within Advances from FHLB and other borrowings, amounted to $7.7 million and $6.0 million at December 31, 2012 and 2011 with a weighted average interest rate of 0.67% and 0.0%, respectively, which mainly consists of unsecured fixed-rate borrowings.

NOTE 14 — EMPLOYEE BENEFIT PLAN

The Group has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the 2011 Code, and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Code”). This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Group who are age twenty-one or older. Under this plan, participants may contribute each year up to $17,000.  The Group currently contributes 80 cents for each dollar contributed by an employee, up to $832 per employee. The Group’s matching contribution is invested in shares of its common stock. During 2013, the Group is changing the matching contribution to 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary.  The new matching contribution will be invested in accordance with the employee’s decision between the available investment alternatives provided by the plan.  This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407.  The Group contributed 29,317 shares in 2012, 24,128 shares in 2011, and 15,242 shares in 2010 of its common stock at a cost of approximately $60,938, $42,789, and $29,267, respectively, at the time of contribution. The Group’s contribution becomes 100% vested once the employee completes three years of service.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of December 31, 2012 and 2011, these loan balances amounted to $6.1 million and $3.8 million, respectively. The activity and balance of these loans for the years ended December 31, 2012 and 2011, were as follows:

	Year Ended December 31,
	2012	2011
	(In thousands)
Balance at the beginning of period	$3,772	$3,452
New loans	2,435	615
Repayments	(95)	(108)
Credits of persons no longer considered related parties	(57)	(187)
Balance at the end of period	$6,055	$3,772

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 —  INCOME TAXES

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

The components of income tax expense (benefit) for the years ended December 31, 2012, 2011 and 2010 are as follows:

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Current income tax expense	$1,788	$2,229	$5,794
Deferred income tax expense (benefit)	1,513	(1,363)	(10,092)
	$3,301	$866	$(4,298)

The Group maintained an effective tax rate lower than the maximum marginal statutory rate of 30.00%, 30.00%, and 40.95% as of December 31, 2012, 2011 and 2010, respectively, mainly due to exempt income generated by OIB in 2012, and income generated by OIB in 2011 and 2010, which was taxed at 5%, and to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. For 2012, 2011 and 2010 the Bank’s investment securities portfolio and loans portfolio generated tax-exempt interest income of $6.2 million, $9.8 million, and $28.6 million, respectively. For 2012, OIB generated $15.3 million in exempt income. For 2011 and 2010 OIB, generated $36.9 million and $15.5 million in income taxable at a 5% income tax rate.

Pursuant to the Declaration of Fiscal Emergency and Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for the 2009 and 2010 taxable years every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies, was subject to an additional 5% surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously fully exempt, was subject to a 5% income tax for the 2009, 2010 and 2011 tax years. These taxes were imposed on a temporary basis as a measure to generate additional revenue to address the fiscal crisis of the government of Puerto Rico.

The Group’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2012		2011		2010
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax at statutory rates	$8,357	30.00%	$10,595	30.00%	$2,267	40.95%
Tax effect of exempt income, net	(3,461)	-12.42%	(10,512)	-29.77%	(5,569)	-100.60%
Effect of tax rate on capital loss carryforwards	(4,361)	-15.66%	(1,535)	-4.34%	(6,012)	-108.60%
Change in valuation allowance	(554)	-1.99%	(1,292)	-3.66%	2,929	52.91%
Income tax contingencies provision (credit)	114	0.41%	(2,807)	-7.95%	53	0.96%
Effect in deferred taxes due to reduction in tax rates
from 40.95% to 30.00%	-	-	5,179	14.66%	-	-
Effect of change in tax status of IBE, including release from other comprehensive income	2,383	8.55%	499	1.41%	-	-
Other items, net	823	2.96%	739	2.10%	2,034	36.74%
Income tax expense (benefit)	$3,301	11.85%	$866	2.45%	$(4,298)	-77.64%

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tax effect expected of the income earned by OIB is included in the “tax effect of exempt income, net” caption on the table above and amounted to $4.6 million, $9.2 million and $5.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the Group’s deferred tax asset, net, at December 31, 2012 and 2011 are as follows:

	December 31,
	2012	2011
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$28,214	$22,281
FDIC-assisted acquisition	9,537	11,967
BBVAPR loans and other real estate valuation adjustments	82,637	-
BBVAPR operating loss carryforwards	5,250	-
BBVAPR deposit and borrowings valuation adjustment	4,069	-
BBVAPR other deferred tax assets, net	4,381	-
Deferred loan origination fees, net	1,906	1,417
Unrealized net loss included in other comprehensive income	5,299	5,312
S&P option contracts	4,663	4,670
Net capital and operating loss carryforwards	9,192	7,368
Other deferred tax assets	3,914	2,605
Total gross deferred tax asset	159,062	55,620

Deferred tax liability:
FDIC shared-loss indemnification asset	(16,330)	(12,072)
BBVAPR core deposit and customer relationship intangibles	(4,034)	-
BBVAPR building valuation adjustment	(8,708)	-
Unrealized net gain on available-for-sale securities	(6,598)	(4,273)
Servicing asset	(3,222)	(3,070)
Other deferred tax liabilities	(552)	(1,211)
Total gross deferred tax liabilities	(39,444)	$(20,626)
Less: valuation allowance	(2,417)	(2,971)
Net deferred tax asset	$117,201	$32,023

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Group will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2012. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The holding company and its subsidiaries have operating and capital loss carry-forwards for income tax purposes which are available to offset future taxable income and capital gains. Operating loss carry-forwards are available until December 2022 and capital loss carry-forwards are available until December 2017. The majority of these operating and capital loss carry-forwards are at the Bank amounting to approximately $36.0 million as of December 31, 2012.

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

The Group classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at December 31, 2012 and 2011 was $1.5 million and $1.4

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million, respectively. Currently, only the 2010 tax period remains subject to examination by the Puerto Rico Treasury Department.  It is the Group’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The Group had accrued $796 thousand at December 31, 2012 (December 31, 2011 — $342 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

As part of the BBVAPR Acquisition there are unrecognized tax benefits amounting to $3.9 million, including $665 thousand in interest and penalties.  This balance was recorded as part of the purchase accounting and mainly relates to the methodology followed in allocating interest expense among the Bank and the IBE Unit.

NOTE 17 —  STOCKHOLDERS’ EQUITY

Regulatory Capital Requirements

The Group (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Group’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Group and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. This has changed under the Dodd-Frank Act, which requires federal banking regulators to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Group and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of December 31, 2012 and 2011, the Group and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2012 and 2011, the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Group’s and the Bank’s actual capital amounts and ratios as of December 31, 2012 and 2011 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Group Ratios
As of December 31, 2012
Total capital to risk-weighted assets	$794,195	15.15%	$419,269	8.00%
Tier 1 capital to risk-weighted assets	$678,127	12.94%	$209,634	4.00%
Tier 1 capital to total assets	$678,127	6.42%	$422,307	4.00%
As of December 31, 2011
Total capital to risk-weighted assets	$688,188	33.12%	$167,929	8.00%
Tier 1 capital to risk-weighted assets	$661,614	31.84%	$83,964	4.00%
Tier 1 capital to total assets	$661,614	9.65%	$274,230	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2012
Total capital to risk-weighted assets	$719,675	14.03%	$410,268	8.00%	$512,835	10.00%
Tier 1 capital to risk-weighted assets	$604,997	11.80%	$205,134	4.00%	$307,701	6.00%
Tier 1 capital to total assets	$604,997	5.75%	$420,607	4.00%	$525,759	5.00%
As of December 31, 2011
Total capital to risk-weighted assets	$643,065	31.07%	$165,573	8.00%	$206,967	10.00%
Tier 1 capital to risk-weighted assets	$616,590	29.79%	$82,787	4.00%	$124,180	6.00%
Tier 1 capital to total assets	$616,590	9.06%	$272,177	4.00%	$340,221	5.00%

The Group’s ability to pay dividends to its shareholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The activity in outstanding options for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of period	786,704	$15.02	765,989	$15.25	514,376	$16.86
Options granted	204,543	11.83	85,000	11.90	262,700	11.97
Options exercised	(32,954)	11.98	(923)	8.82	(8,337)	8.60
Options forfeited	(35,700)	11.93	(63,362)	13.69	(2,750)	23.29
End of period	922,593	$14.50	786,704	$15.02	765,989	$15.25

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2012:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	12,432	8.28	6.3	5,885	8.28
8.46 to 11.26	1,000	10.29	4.6	750	10.29
11.27 to 14.08	681,876	12.06	7.1	221,933	12.36
14.09 to 16.90	62,035	15.60	1.7	62,035	15.60
19.72 to 22.53	25,050	20.68	2.2	22,925	20.57
22.54 to 25.35	83,350	23.99	1.3	83,350	23.99
25.36 to 28.17	56,850	27.45	1.8	56,850	27.45
	922,593	$14.50	5.7	453,728	$17.19
Aggregate Intrinsic Value	$947,210			$252,455

The average fair value of each option granted during 2012, 2011 and 2010 was $5.41, $6.48 and $6.66, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Group’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
Weighted average assumptions:
Dividend yield	1.80%	1.62%	1.47%
Expected volatility	51.13%	58.99%	60.00%
Risk-free interest rate	1.70%	3.11%	3.07%
Expected life (in years)	8.0	8.0	8.0

The following table summarizes the restricted units’ activity under the Omnibus Plan for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of period	205,149	$11.27	243,525	$13.43	147,625	$14.64
Restricted units granted	57,350	11.85	39,500	11.88	131,000	11.88
Restricted units lapsed	(47,210)	8.29	(59,916)	20.65	(30,000)	12.49
Restricted units forfeited	(17,789)	11.48	(17,960)	11.67	(5,100)	14.12
End of period	197,500	$12.13	205,149	$11.27	243,525	$13.43

     Preferred Stock

In connection with the BBVAPR Acquisition, as discussed in Note 2, on July 3, 2012, the Group completed its sale to various institutional purchasers of $84 million of its Convertible Preferred Stock, with a conversion price, subject to certain conditions, of $11.77 per share of common stock, through a private placement, pursuant to a Subscription Agreement dated June 28, 2012, between the Group and each of the purchasers. In addition, on November 5, 2012 the Group sold 960,000 shares of its Series D Preferred Stock at an offering price of $25 per share in a registered public offering.

Common Stock

In connection with the BBVAPR Acquisition, as discussed in Note 2, on October 31, 2012 the Group sold 4,829,267 shares of its common stock at an offering price of $11.10 per share in a registered public offering.

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance. As of December 31, 2012, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2012 and 2011, legal surplus amounted to $52.1 million and $50.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Common Share

The calculation of earnings per common share for the years ended December 31, 2012, 2011 and 2010 is as follows:

	Year Ended December 31,
	2012	2011	2010

Net income	$24,555	$34,450	$9,834
Less: Dividends on preferred stock
Non-Convertible Preferred Stock (Series A, B, and D)	(6,264)	(4,802)	(4,802)
Convertible preferred stock (Series C)	(3,675)	-	(533)
Less: Deemed dividend on preferred stock beneficial ' 'conversion feature	-	-	(22,711)
Income available to common shareholders	$14,616	$29,648	$(18,212)
Effect of assumed conversion of the Convertible ' 'Preferred Stock	3,675	-	533
Income available to common shareholders
assuming conversion	$18,291	$29,648	$(17,679)

Weighted average common shares and share equivalents:
Average common shares outstanding	41,626	44,433	36,704
Effect of dilutive securities:
Average potential common shares-options	109	91	106
Average potential common shares-assuming ' 'conversion of convertible preferred stock	3,569	-	-
Total weighted average common shares ' 'outstanding and equivalents	45,304	44,524	36,810
Earnings (loss) per common share - basic	$0.35	$0.67	$(0.50)
Earnings (loss) per common share - diluted	$0.35	$0.67	$(0.50)

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remained outstanding at December 31, 2012, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the year ended December 31, 2012 on the convertible preferred stock were added back as income available to common shareholders.

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

For the years ended December 31, 2012, 2011 and 2010, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 697,976, 529,093 and 214,256, respectively.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Any shares of common stock repurchased are held by the Group as treasury shares. The Group records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. Under the $30 million program, initiated in February 2011, the Group purchased a total of 2,406,303 shares at an average price of $12.10 per share.  During 2012, the Group purchased approximately 603,000 additional shares under this program for a total of $7.0 million, at an average price of $11.61 per share.  During 2011, the Group purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share.

The activity in connection with common shares held in treasury by the Group for the years ended December 31, 2012, 2011 and 2010 is set forth below:

	Year Ended December 31,
	2012		2011		2010
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	6,564,124	$74,808	1,459,067	$16,732	1,504,309	$17,142
Common shares used upon lapsing of restricted stock units	(47,210)	(494)	(59,916)	(656)	(30,000)	(380)
Common shares repurchased as part of the stock repurchase program	603,000	7,022	5,189,101	58,775	-	-
Common shares repurchased (used) to match defined contribution plan, net	(29,317)	(61)	(24,128)	(43)	(15,242)	(30)
End of period	7,090,597	$81,275	6,564,124	$74,808	1,459,067	$16,732

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of December 31, 2012 and 2011 consisted of:

	December 31,
	2012	2011
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$75,347	$86,404
Income tax effect of unrealized gain on securities available-for-sale	(7,102)	(7,160)
Unrealized loss on cash flow hedges	(17,664)	(47,425)
Income tax effect of unrealized loss on cash flow hedges	5,299	5,312
	$55,880	$37,131

At December 31, 2012 and 2011, OIB had $504 thousand and $2.9 million, respectively, in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a new Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During 2012, $2.4 million related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision. This transaction had no effect during 2011.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 —  COMMITMENTS

Loan Commitments

In the normal course of business, the Group becomes a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby and commercial letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract or notional amount of those instruments reflects the extent of the Group’s involvement in particular types of financial instruments.

Commitments to Extend Credit and Commercial Letters of Credit — The Group’s exposure to credit losses in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, including commitments under credit card arrangements, and commercial letters of credit is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Group uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Summarized credit-related financial instruments at December 31, 2012 and 2011, were as follows:

	December 31,
	2012	2011
	(In thousands)
Commitments to extend credit	$591,679	$92,841
Commercial letters of credit	2,918	204

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments from loans acquired as part of the BBVAPR Acquisition amounted to $461.6 at December 31, 2012. Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Group evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Group upon the extension of credit, is based on management’s credit evaluation of the counterparty.

At December 31, 2012 and 2011, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $362 thousand and $518 thousand at December 31, 2012 and 2011, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2012 and 2011, is as follows:

	December 31,
	2012	2011
	(In thousands)
Standby letters of credit and financial guarantees	$69,789	$2,350
Loans sold with recourse	172,492	10,147
Commitments to sell or securitize mortgage loans	83,663	66,142

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Standby letters of credit and financial guarantees are written conditional commitments issued by the Group to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of nonperformance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The amount of collateral obtained, if it is deemed necessary by the Group upon extension of credit, is based on management’s credit evaluation of the customer. During the years ended December 31, 2012 and 2011, no performance was required on any financial guarantees. As part of the BBVAPR Acquisition, the Group assumed $65.9 million of standby letters of credit and $169.3 million of loans sold without recourse commitments at December 31, 2012. The Group does not expect any significant losses under these obligations.

Lease Commitments

The Group has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2012, 2011, and 2010 amounted to $6.7 million, $6.1 million, and $7.6 million, respectively, and is included in the “occupancy and equipment” caption in the consolidated statements of operations. Future rental commitments under leases in effect at December 31, 2012, exclusive of taxes, insurance, and maintenance expenses payable by the Group, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2013	$9,481
2014	8,720
2015	8,375
2016	7,516
2017	7,923
Thereafter	24,051
$66,066

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 —  CONTINGENCIES

The Group and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, the Group and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of the Group, including the Bank, Oriental Financial Services, OFS Securities and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

The Group seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Group and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of the Group’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the consolidated statements of financial condition of the Group. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Group’s consolidated results of operations or cash flows in particular quarterly or annual periods. The Group has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Group has determined that the estimate of the reasonably possible loss is not significant.

NOTE 20 - FAIR VALUE

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The Group holds two securities categorized as other debt that are classified as Level 3. The estimated fair value of the other debt securities is determined by using a third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates, current spreads, and an indicative pricing. The assumptions used are drawn from similar securities that are actively traded in the market and have similar characteristics as the collateral underlying the debt securities being evaluated. The valuation is performed on a monthly basis.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative instruments

The fair value of the interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or the Group.

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P Index and uses equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Group has elected the fair value option, are summarized below:

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,174,274	$20,012	$2,194,286
Securities purchased under agreements to resell	-	80,000	-	80,000
Money market investments	13,205	-	-	13,205
Derivative assets	-	8,656	13,233	21,889
Servicing assets	-	-	10,795	10,795
Derivative liabilities	-	(26,260)	(12,707)	(38,967)
	$13,205	$2,236,670	$31,333	$2,281,208
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$35,917	$35,917
Foreclosed real estate	-	-	39,400	39,400
	$-	$-	$75,317	$75,317

	December 31, 2011
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,912,600	$47,312	$2,959,912
Money market investments	3,863	-	-	3,863
Derivative assets	-	-	9,317	9,317
Servicing assets	-	-	10,454	10,454
Derivative liabilities	-	(47,425)	(9,362)	(56,787)
	$3,863	$2,865,175	$57,721	$2,926,759
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,364	$46,364
Foreclosed real estate	-	-	27,679	27,679
	$-	$-	$74,043	$74,043

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2012, 2011 and 2010:

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	(2,391)	-	3,916	-	(3,927)	(2,402)
Changes in fair value of investment securities available for sale included in other comprehensive income	-	9,616	(11)	-	-	-	9,605
New instruments acquired	-	-	10,000	-	1,867	-	11,867
Principal repayments	-	-	-	-	(1,107)	-	(1,107)
Amortization	-	64	(1)	-	-	582	645
Sales of instruments	(10,530)	(34,047)	-	-	-	-	(44,577)
Changes in fair value of servicing assets	-	-	-	-	(419)	-	(419)
Balance at end of period	$-	$-	$20,012	$13,233	$10,795	$(12,707)	$31,333

	Year Ended December 31, 2011
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$16,143	$25,550	$-	$9,870	$9,695	$(12,830)	$48,428
Gains (losses) included in earnings	(15,018)	-	-	(977)	-	1,935	(14,060)
Changes in fair value of investment securities available for sale included in other comprehensive income	9,405	1,011	23	-	-	-	10,439
New instruments acquired	-	-	10,005	424	2,458	(405)	12,482
Principal repayments	-	-	-	-	(976)	-	(976)
Amortization	-	197	(4)	-	-	1,938	2,131
Changes in fair value of servicing assets	-	-	-	-	(723)	-	(723)
Balance at end of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721

	Year Ended December 31, 2010
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Non-	(S&P		(S&P
			Agency	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	CMOs	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$15,148	$23,235	$71,723	$6,464	$7,120	$(9,543)	$114,147
Gains (losses) included in earnings	-	-	(39,942)	2,587	-	1,869	(35,486)
Changes in fair value of investment securities available for sale included in other comprehensive income	995	2,314	41,398	-	-	-	44,707
New instruments acquired	-	-	-	1,147	4,123	(5,959)	(689)
Principal repayments	-	1	(73,179)	(328)	(869)	803	(73,572)
Changes in fair value of servicing assets	-	-	-	-	(679)	-	(679)
Balance at end of period	$16,143	$25,550	$-	$9,870	$9,695	$(12,830)	$48,428

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2012, 2011 and 2010 there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.  There were no transfers into and out of Level 1 and Level 2 fair value measurements during the years ended December 31, 2012, 2011 and 2010.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2012:

	December 31, 2012
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Other debt securities	$20,012	Market comparable bonds	Indicative pricing	100.4% - 101.5%
			Option adjusted spread	223.7% - 287.9%
			Yield to maturity	2.5% - 3.3%
			Spread to maturity	223.7% - 287.5%
Derivative assets (S&P Purchased Options)	$13,233	Option pricing model	Implied option volatility	13.1% - 33.9%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	89.8% - 167.2%
Servicing assets	$10,795	Cash flow valuation	Constant prepayment rate	9.43% - 33.05%
			Discount rate	10.50% - 13.50%
Derivative liability (S&P Embedded Options)	$(12,707)	Option pricing model	Implied option volatility	13.1% - 33.9%
			Counterparty credit risk (based on 5-year CDS spread)	89.8% - 167.2%
Collateral dependant impaired loans	$35,917	Fair value of property or collateral	Appraised value	Not meaningful

Information about Sensitivity to Changes in Significant Unobservable Inputs

CLOs – The significant unobservable inputs used in the fair value measurement of the Group’s CLOs are prepayment rates, probability of default, and loss severity in the event of default. Significant changes  in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for the probability of default is accompanied by a directionally similar change in the assumption used for the loss severity and a directionally, although not equally proportional, opposite change in the assumption used for prepayment rates.

Other debt securities – The significant unobservable inputs used in the fair value measurement of one of the Group’s other debt securities are indicative comparable pricing, option adjusted spread (“OAS”), yield to maturity, and spread to maturity. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for indicative comparable pricing is accompanied by a directionally opposite change in the assumption used for OAS and a directionally, although not equally proportional, opposite change in the assumptions used for yield to maturity and spread to maturity.

Derivative asset (S&P Purchased Options) – The significant unobservable inputs used in the fair value measurement of Group’s derivative assets related to S&P purchased options are implied option volatility and counterparty credit risk. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

Servicing assets – The significant unobservable inputs used in the fair value measurement of the Group’s servicing assets are constant prepayment rates and discount rates. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative liability (S&P Embedded Options) – The significant unobservable inputs used in the fair value measurement of the Group’s derivative liability related to S&P purchased options are implied option volatility and counterparty credit risk. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

The table below presents a detail of investment securities available-for-sale classified as Level 3 at December 31, 2012:

	December 31, 2012
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$20,000	$12	$20,012	3.50%	N/A

Total	$20,000	$12	$20,012	3.50%

Fair Value of Financial Instruments

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Group.

The estimated fair value is subjective in nature, involves uncertainties and matters of significant judgment, and therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of retail deposits, and premises and equipment.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Group’s financial instruments at December 31, 2012 and 2011 is as follows:

	December 31,
	2012		2011
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$868,695	$868,695	$591,487	$591,487
Level 2
Financial Assets:
Securities purchased under agreements to resell	80,000	80,000	-	-
Trading securities	495	495	180	180
Investment securities available-for-sale	2,174,274	2,174,274	2,912,600	2,912,600
Investment securities held-to-maturity	-	-	904,556	884,026
Federal Home Loan Bank (FHLB) stock	38,411	38,411	23,779	23,779
Derivative assets	8,656	8,656	-	-
Financial Liabilities:
Derivative liabilities	26,260	26,260	47,425	47,425
Short term borrowings	92,222	92,222	-	-
Level 3
Financial Assets:
Investment securities available-for-sale	20,012	20,012	47,312	47,312
Total loans (including loans held-for-sale)
Non-covered loans, net	4,766,179	4,786,718	1,211,539	1,169,917
Covered loans, net	489,885	395,307	584,110	496,276
Derivative assets	13,233	13,233	9,317	9,317
FDIC shared-loss indemnification asset	204,646	286,799	312,957	392,367
Accrued interest receivable	17,554	17,554	20,182	20,182
Servicing assets	10,795	10,795	10,454	10,454
Financial Liabilities:
Deposits	5,797,097	5,689,559	2,567,352	2,435,185
Securities sold under agreements to repurchase	1,741,272	1,695,247	3,092,122	3,056,238
Advances from FHLB	538,355	536,542	285,663	281,753
FDIC-guaranteed term notes	-	-	105,752	105,834
Other term notes	7,912	7,734	6,005	6,000
Subordinated capital notes	146,415	146,038	36,235	36,083
Accrued expenses and other liabilities	99,263	99,263	35,602	35,602

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2012 and 2011:

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

•     The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Group has offered its customers certificates of deposit with an option tied to the performance of the S&P Index, and uses equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•     For short term borrowings, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB, FDIC-guaranteed term notes, other term notes, and subordinated capital notes is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

•     The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

NOTE 21 - SEGMENT REPORTING

The Group segregates its businesses into the following major reportable segments of business: Banking, Financial Service, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Group’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Group measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Group’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.  The operations and results of BBVAPR for the period from December 18, 2012 to December 31, 2012 are considered a separate segment from those reportable segments detailed above.  During that period, management evaluated the performance of this acquired business as a stand-alone segment rather than allocated to the aforementioned reportable segments.  The Group is in the process of assessing the distribution of said operations into existing or new reportable segments. The integration process is expected to occur during the year 2013 and will result in the distribution of said operations into the existing or new reportable segments, as deemed applicable.

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Group’s own portfolio. As part of its mortgage banking activities, the Group may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Financial Services is comprised of the Bank’s trust division, Oriental Financial Services, OFS Securities, Oriental Insurance, and CPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.

The Treasury segment encompasses all of the Group’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31, 2012
		Financial			Total Major		Consolidated
	Banking	Services	Treasury	BBVAPR	Segments	Eliminations	Total
	(In thousands)
Interest income	$156,079	$22	$95,316	$9,363	$260,780	$-	$260,780
Interest expense	(22,273)	(359)	(81,286)	(1,553)	(105,471)	-	(105,471)
Net interest income	133,806	(337)	14,030	7,810	155,309	-	155,309
Provision for non-covered loan and lease losses	(13,400)	-	-	(454)	(13,854)	-	(13,854)
Provision for covered loan and lease losses, net	(9,827)	-	-	-	(9,827)	-	(9,827)
Non-interest income (loss)	(9,279)	25,133	6,786	1,366	24,006	-	24,006
Non-interest expenses	(78,128)	(28,359)	(12,907)	(8,384)	(127,778)	-	(127,778)
Intersegment revenue	1,594	-	-	-	1,594	(1,594)	-
Intersegment expenses	-	(1,183)	(411)	-	(1,594)	1,594	-
Income (loss) before income taxes	$24,766	$(4,746)	$7,498	$338	$27,856	$-	$27,856
Total assets	$3,205,573	$18,875	$2,360,314	$4,479,347	$10,064,109	$(870,741)	$9,193,368

	Year Ended December 31, 2011
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$136,028	$-	$161,001	$297,029	$-	$297,029
Interest expense	(32,271)	-	(123,252)	(155,523)	-	(155,523)
Net interest income	103,757	-	37,749	141,506	-	141,506
Provision for non-covered loan and lease losses	(15,200)	-	-	(15,200)	-	(15,200)
Recapture of covered loan and lease losses, net	1,387	-	-	1,387	-	1,387
Non-interest income	14,323	20,917	(5,109)	30,131	-	30,131
Non-interest expenses	(93,831)	(18,113)	(10,564)	(122,508)	-	(122,508)
Intersegment revenue	1,431	-	-	1,431	(1,431)	-
Intersegment expenses	-	(937)	(494)	(1,431)	1,431	-
Income (loss) before income taxes	$11,867	$1,867	$21,582	$35,316	$-	$35,316
Total assets	$3,380,665	$14,557	$3,995,279	$7,390,501	$(696,107)	$6,694,394

	Year Ended December 31, 2010
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$115,468	$15	$188,318	$303,801	$-	$303,801
Interest expense	(39,101)	-	(129,500)	(168,601)	-	(168,601)
Net interest income	76,367	15	58,818	135,200	-	135,200
Provision for non-covered loan and lease losses	(15,914)	-	-	(15,914)	-	(15,914)
Provision for covered loan and lease losses, net	(6,282)	-	-	(6,282)	-	(6,282)
Non-interest income	25,013	17,883	(38,835)	4,061	-	4,061
Non-interest expenses	(84,534)	(15,569)	(11,426)	(111,529)	-	(111,529)
Intersegment revenue	1,622	763	-	2,385	(2,385)	-
Intersegment expenses	-	(2,156)	(229)	(2,385)	2,385	-
Income before income taxes	$(3,728)	$936	$8,328	$5,536	$-	$5,536
Total assets	$3,367,628	$15,484	$4,670,547	$8,053,659	$(742,653)	$7,311,006

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 - ORIENTAL FINANCIAL GROUP INC. (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, the Group generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to the Group may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. For the year ended December 31, 2012, the Bank paid $385 million in dividends to the Group.  For the year ended December 31, 2011, the Bank and Oriental Insurance paid $85 million and $2 million in dividends to the Group, respectively. No dividends were paid during the year ended December 31, 2010.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012, 2011 and 2010:

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2012	2011
	(In thousands)
ASSETS
Cash and cash equivalents	$34,521	$20,406
Investment securities held-to-maturity, at amortized cost	-	18,876
Investment securities available-for-sale, at fair value	14,709	-
Other investment securities	69	73
Investment in bank subsidiary, equity method	838,938	683,064
Investment in nonbank subsidiaries, equity method	14,925	10,668
Due from bank subsidiary, net	3,128	192
Other assets	2,165	2,217
Total assets	$908,455	$735,496
LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated capital notes	36,083	36,083
Dividend payable	6,034	2,476
Deferred tax liabilities, net	102	-
Accrued expenses and other liabilities	2,630	1,382
Total liabilities	44,849	39,941
Stockholders’ equity	863,606	695,555
Total liabilities and stockholders’ equity	$908,455	$735,496

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share data)
Income (loss):
Interest income	$728	$3,584	$3,563
Loss on early extinguishment of repurchase agreements	-	(4,790)	-
Gain on sale of securities	-	4,005	-
Investment trading activities, net and other	4,339	5,372	4,083
Total income	5,067	8,171	7,646
Expenses:
Interest expense	1,284	4,050	5,770
Operating expenses	1,935	7,766	5,884
Total expenses	3,219	11,816	11,654
Income (loss) before income taxes	1,848	(3,645)	(4,008)
Income tax (expense) benefit	-	(2,107)	1,652
Income (loss) before changes in undistributed earnings (losses) of subsidiaries	1,848	(5,752)	(2,356)
Equity in undistributed earnings from:
Bank subsidiary	19,687	38,474	10,518
Nonbank subsidiaries	3,020	1,728	1,672
Net income	$24,555	$34,450	$9,834

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$24,555	$34,450	$9,834
Other comprehensive income (loss) before tax:
Unrealized gain on securities available-for-sale	683	2,160	2,779
Realized gain on investment securities included in net income	-	(4,005)	-
Other comprehensive income from bank subsidiary	18,169	1,712	117,364
Other comprehensive income (loss) before taxes	18,852	(133)	120,143
Income tax effect	(103)	277	(417)
Other comprehensive income after taxes	18,749	144	119,726
Comprehensive income	$43,304	$34,594	$129,560

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ORIENTAL FINANCIAL GROUP INC.

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$24,555	$34,450	$9,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings from banking subsidiary	(19,687)	(38,474)	(10,518)
Equity in undistributed (earnings) losses from nonbanking subsidiaries	(3,020)	(1,728)	(1,672)
Amortization of investment securities premiums, net of accretion of discounts	141	115	1,526
Loss on early extinguishment of repurchase agreements	-	4,790	-
Realized gain on sale of securities	-	(4,005)	-
Other impairments on securities	4	77	-
Stock-based compensation	1,552	1,310	1,194
Deferred income tax, net	554	2,107	(1,652)
Net (increase) decrease in other assets	50	(275)	(161)
Net increase (decrease) in accrued expenses, other liabilities, and dividend payable	756	(1,636)	3,607
Net cash provided by (used in) operating activities	4,905	(3,269)	2,158
Cash flows from investing activities:
Purchases of investment securities available-for-sale	-	(19,429)	(264,696)
Purchases of investment securities held-to-maturity	-	(12,702)	(8,188)
Maturities and redemptions of investment securities available-for-sale	-	31,493	152,408
Maturities and redemptions of investment securities held-to-maturity	4,709	1,920	12
Proceeds from sales of investment securities available-for-sale	-	96,221	119,497
Net (increase) decrease in due from bank subsidiary, net	(2,935)	127	(225)
Cash consideration paid for BBVAPR acquisition	(500,000)	-	-
Capital contribution to banking subsidiary	(3,019)	-	(292,000)
Capital contribution to non-banking subsidiary	(1,237)	-	-
Dividends from banking subsidiary	385,000	85,000	-
Dividends from non-banking subsidiary	-	2,000	-
Net cash provided by (used in) investing activities	(117,482)	184,630	(293,192)
Cash flows from financing activities:
Net decrease in securities sold under agreements to repurchase	-	(104,790)	-
Proceeds from exercise of stock options, net	394	8	72
Proceeds from issuance of common stock, net	49,220	-	94,386
Proceeds from issuance of preferred stock, net	100,547	-	189,075
Purchase of treasury stock	(7,022)	(58,775)	-
Dividends paid	(16,447)	(13,800)	(12,153)
Net cash provided by (used in) financing activities	126,692	(177,357)	271,380
Net change in cash and cash equivalents	14,115	4,004	(19,654)
Cash and cash equivalents at beginning of year	20,406	16,402	36,056
Cash and cash equivalents at end of year	$34,521	$20,406	$16,402

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Group’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2012, an evaluation was carried out under the supervision and with the participation of the Group’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Group’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Group’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Group in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Group to disclose material information otherwise required to be set forth in the Group’s periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The Management’s Annual Report on Internal Control over Financial Reporting is included in Item 8 of this report.

Report of the Registered Public Accounting Firm

The registered public accounting firm’s report on the Group’s internal control over financial reporting is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

The internal control over financial reporting of the acquired BBVAPR Companies was excluded from the evaluation of effectiveness of the Group’s disclosure controls and procedures as of the period end covered by this report because of the timing of the acquisition. As a result of the BBVAPR Acquisition, the Group will be evaluating changes to processes, information technology systems, and other components of internal control over financial reporting as part of its integration process.

There have not been any changes in the Group’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the last quarter of the year ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, the Group’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

Items 10 through 14 are incorporated herein by reference to the Group’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, except with respect to the information set forth below under item 12.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Group’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010. It replaced and superseded the Group’s 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions. The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2012:

	(a)		(b)		(c)
					Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	769,574	(1)	$8.93	(2)	$62,824
Stock Option Plans	350,519		18.56	(2)	-
	1,120,093		$11.95		62,824

(1) Includes 572,074 stock options and 197,500 restricted stock units.
(2) Exercise price related to stock options.

The Group recorded approximately $1.552 million, $1.317 million and $1.194 million related to stock-based compensation expense during the years ended December 31, 2012, 2011 and 2010, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2012 and 2011
Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010
Notes to the Consolidated Financial Statements

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Exhibits

Exhibit No.:	Description Of Document:

2.1

Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of Eurobank, San Juan, Puerto Rico, the Federal Deposit Insurance Corporation, and Oriental Bank and Trust.(1

2.2	Acquisition Agreement dated as of June 28, 2012 between the Group and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Certificate of Incorporation, as amended.(3)

3.2	By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(6)

4.3	Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(7)

4.4	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

4.5	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(9)

4.6	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(10)

4.7	Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (7)

4.8	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

10.1	Transition Services Agreement dated as of December 18, 2012 between the Group and BBVA.

10.2	Service Agreement, dated January 3, 2011, between BBVAPR Bank and Aplica Tecnología Avanzada, Sociedad Anónima de Capital Variable.

10.3	Amendment to Service Agreement, dated December 18, 2012, between BBVAPR Bank and Aplica Tecnología Avanzada, Sociedad Anónima de Capital Variable.

10.4	Subscription Agreement, dated June 28, 2012, between the Group and each of the purchasers of the Convertible Preferred Stock.(11)

10.5	Omnibus Asset Servicing Agreement, dated as of June 9, 2010, between Oriental Bank and Trust and Bayview Loan Servicing, LLC.(12)

10.6	Lease Agreement between Oriental Financial Group Inc. and Professional Office Park V, Inc.(13)

10.7	First Amendment to Lease Agreement Dated May 18, 2004, between Oriental Financial Group Inc. and Professional Office Park V, Inc.(14)

10.8	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José R. Fernández(15)

10.9	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Norberto González(16)

10.10	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Ganesh Kumar(17)

10.11	Change in Control Compensation Agreement between Oriental Financial Group Inc. and Mari Evelyn Rodríguez(18)

10.12	Change in Control Compensation Agreement between Oriental Financial Group Inc. and José R. González(19)

10.13	Technology Outsourcing Agreement between Oriental Financial Group Inc. and Metavante Corporation(20)

10.14	Amended and Restated 2007 Omnibus Performance Incentive Plan(21)

10.15	Form of qualified stock option award and agreement(22)

10.16	Form of restricted stock award and agreement(23)

10.17	Form of restricted unit award and agreement(24)

10.18	Employment Agreement between Oriental Financial Group Inc. and José R. Fernández(25)

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following materials from the Group’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

208

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(1)       Incorporated herein by reference to Exhibit 2.1 of the Group’s current report on Form 8-K filed with the SEC on May 6, 2010.

(2)       Incorporated herein by reference to Exhibit 2.1 of the Group’s current report on Form 8-K filed with the SEC on July 3, 2012.

(3)    Incorporated herein by reference to Exhibit 3.1 of the Group’s quarterly report on form 10-Q filed with the SEC on August 10, 2010.

(4)    Incorporated herein by reference to Exhibit 3(ii) of the Group’s current report on Form 8-K filed with the SEC on June 23, 2008.

(5)    Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(6)    Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(7)    Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on July 3, 2012.

(8)    Incorporated herein by reference to Exhibit 3.1 of the Group’s current report on Form 8-K filed with the SEC on November 8, 2012.

(9)    Incorporated herein by reference to Exhibit 4.2 of the Group’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(10)   Incorporated herein by reference to Exhibit 4.2 of the Group’s registration statement on Form S-3, as amended, filed with the SEC on September 23, 2003.

(11)   Incorporated herein by reference to Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on August 3, 2012.

(12)   Incorporated herein by reference to Exhibit 10.1 of the Group’s current report on Form 8-K filed with the SEC on June 14, 2010.

(13)   Incorporated herein by reference to Exhibit 10.5 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(14)   Incorporated herein by reference to Exhibit 10.6 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(15)   Incorporated herein by reference to Exhibit 10.12 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(16)   Incorporated herein by reference to Exhibit 10.13 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(17)   Incorporated herein by reference to Exhibit 10.14 of the Group’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(18)   Incorporated herein by reference to Exhibit 10.1 of the Group’s quarterly report on Form 10-Q filed with the SEC on October 17, 2006.

(19)   Incorporated herein by reference to Exhibit 10.17 of the Group’s annual report on Form 10-K filed with the SEC on March 10, 2011.

(20)   Incorporated herein by reference to Exhibit 10.23 of the Group’s annual report on Form 10-K filed with the SEC on March 28, 2007.

(21)   Incorporated herein by reference to Exhibit 4.1 of the Group’s registration statement on Form S-8 filed with the SEC on October 21, 2010 (No. 333-170064).

(22)   Incorporated herein by reference to Exhibit 10.1 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(23)   Incorporated herein by reference to Exhibit 10.2 of the Group’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(24)   Incorporated herein by reference to Exhibit 10.27 of the Group’s annual report on Form 10-K filed with the SEC on March 16, 2009.

(25)   Incorporated herein by reference to Exhibit 10.16 of the Group’s annual report on Form 10-K filed with the SEC on March 1, 2011.

208

ORIENTAL FINANCIAL GROUP INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ORIENTAL FINANCIAL GROUP INC.

By:	/s/ José Rafael Fernández	Dated: March 14, 2013
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Dated: March 14, 2013
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ César A. Ortiz	Dated: March 14, 2013
César A. Ortiz
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 14, 2013
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 14, 2013
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 14, 2013
Juan Carlos Aguayo
Director

By:	/s/ Pablo I. Altieri	Dated: March 14, 2013
Dr. Pablo I. Altieri
Director

By:	/s/ Francisco Arriví	Dated: March 14, 2013
Francisco Arriví
Director

By:	/s/ Pedro Morazzani	Dated: March 14, 2013
Pedro Morazzani
Director

By:	/s/ Josen Rossi	Dated: March 14, 2013
Josen Rossi
Director