Form 10-Q
period 2013-03-31
OFG BANCORP
filed 2013-05-10
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12647

OFG Bancorp

Incorporated in the Commonwealth of Puerto Rico,     IRS Employer Identification No. 66-0538893

Principal Executive Offices:

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

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

 45,626,596 common shares ($1.00 par value per share) outstanding as of April 30, 2013

FORWARD-LOOKING STATEMENTS

The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp, formerly known as Oriental Financial Group Inc. (“we,” “our,” “us” or the “Company”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond the Company’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

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

Company’s businesses, business practices and cost of operations;

•      the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market in

Puerto Rico;

•      the performance of the stock and bond markets;

•      competition in the financial services industry;

•      additional Federal Deposit Insurance Corporation (“FDIC”) assessments;

•      possible legislative, tax or regulatory changes; and

•      difficulties in integrating the acquired Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S. A.  (“BBVAPR”) into the Company’s operations.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; the Company’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change the Company’s business mix; and management’s ability to identify and manage these and other risks.

All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to the Company as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, the Company assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$548,770	$855,490
Money market investments	12,676	13,205
Total cash and cash equivalents	561,446	868,695
Securities purchased under agreements to resell	60,000	80,000
Investments:
Trading securities, at fair value, with amortized cost of $1,835 (December 31, 2012 - $508)	1,787	495
Investment securities available-for-sale, at fair value, with amortized cost of $1,948,685 (December 31, 2012 - $2,118,825)	2,013,155	2,194,286
Federal Home Loan Bank (FHLB) stock, at cost	33,458	38,411
Other investments	66	73
Total investments	2,048,466	2,233,265
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	77,644	64,544
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$42,720 (December 31, 2012 - $39,921)	4,757,003	4,722,174
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of
$52,974 (December 31, 2012 - $54,124)	379,734	395,307
Total loans, net	5,214,381	5,182,025
Other assets:
FDIC shared-loss indemnification asset	266,958	286,799
Foreclosed real estate covered under shared-loss agreements with the FDIC	26,528	22,283
Foreclosed real estate not covered under shared-loss agreements with the FDIC	54,810	53,164
Accrued interest receivable	20,231	17,554
Deferred tax asset, net	112,575	117,201
Premises and equipment, net	83,461	84,997
Customers' liability on acceptances	32,512	26,996
Servicing assets	11,543	10,795
Derivative assets	23,233	21,889
Goodwill	64,021	64,021
Other assets	122,386	123,684
Total assets	$8,702,551	$9,193,368
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,183,785	$2,447,152
Savings accounts	892,654	634,819
Certificates of deposit	2,487,075	2,607,588
Total deposits	5,563,514	5,689,559
Borrowings:
Short term borrowings	60,846	92,222
Securities sold under agreements to repurchase	1,491,675	1,695,247
Advances from FHLB and other borrowings	462,906	554,177
Subordinated capital notes	98,436	146,038
Total borrowings	2,113,863	2,487,684
Other liabilities:
Derivative liabilities	24,024	26,260
Acceptances executed and outstanding	32,512	26,996
Accrued expenses and other liabilities	98,396	99,263
Total liabilities	7,832,309	8,329,762
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2012 - 1,340,000 ; 1,380,000 ; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2012 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,670,878 shares issued;
45,621,199 shares outstanding (December 31, 2012 - 52,670,878; 45,580,281)	52,671	52,671
Additional paid-in capital	537,500	537,453
Legal surplus	54,128	52,143
Retained earnings	83,739	70,734
Treasury stock, at cost, 7,049,679 shares (December 31, 2012 - 7,090,597 shares)	(80,847)	(81,275)
Accumulated other comprehensive income, net of tax of $1,101 (December 31, 2012 - $1,802)	47,051	55,880
Total stockholders’ equity	870,242	863,606
Total liabilities and stockholders’ equity	$8,702,551	$9,193,368

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	Quarter Ended March 31,
	2013	2012
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$80,263	$18,123
Loans covered under shared-loss agreements with the FDIC	20,229	21,541
Total interest income from loans	100,492	39,664
Mortgage-backed securities	10,818	28,063
Investment securities and other	2,318	2,192
Total interest income	113,628	69,919
Interest expense:
Deposits	10,478	9,123
Securities sold under agreements to repurchase	7,248	17,570
Advances from FHLB and other borrowings	1,660	3,004
FDIC-guaranteed term notes	-	909
Subordinated capital notes	1,660	328
Total interest expense	21,046	30,934
Net interest income	92,582	38,985
Provision for non-covered loan and lease losses	7,916	3,000
Provision for covered loan and lease losses, net	672	7,157
Total provision for loan and lease losses	8,588	10,157
Net interest income after provision for loan and lease losses	83,994	28,828
Non-interest income:
Financial service revenue	7,660	5,889
Banking service revenue	12,382	3,080
Mortgage banking activities	3,153	2,502
Total banking and financial service revenue	23,195	11,471
Net amortization of FDIC shared-loss indemnification asset	(12,871)	(4,827)
Net gain (loss) on:
Sale of securities	-	7,360
Derivatives	(298)	-
Foreclosed real estate	(1,793)	(398)
Early extinguishment of subordinated capital notes	1,061	-
Other	(38)	(842)
Total non-interest income, net	9,256	12,764

Non-interest expense:
Compensation and employee benefits	23,249	10,365
Professional and service fees	9,122	5,420
Occupancy and equipment	9,216	4,209
Insurance	2,678	1,820
Electronic banking charges	3,728	1,558
Advertising, business promotion, and strategic initiatives	1,409	848
Merger and restructuring charges	5,534	-
Foreclosure, repossession and other real estate expenses	1,505	749
Loan servicing and clearing expenses	1,475	967
Taxes, other than payroll and income taxes	2,622	1,174
Communication	864	389
Printing, postage, stationary and supplies	1,166	308
Director and investor relations	236	309
Other	2,128	886
Total non-interest expense	64,932	29,002
Income before income taxes	28,318	12,590
Income tax expense	7,126	1,937
Net income	21,192	10,653
Less: dividends on preferred stock	(3,465)	(1,201)
Income available to common shareholders	$17,727	$9,452
Earnings per common share:
Basic	$0.39	$0.23
Diluted	$0.37	$0.23
Average common shares outstanding and equivalents	52,892	41,162
Cash dividends per share of common stock	$0.06	$0.06

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	Quarter ended March 31,
	2013	2012
	(In thousands)
Net income	$21,192	$10,653
Other comprehensive loss before tax:
Unrealized (gain) loss on securities available-for-sale	(10,992)	1,944
Realized gain on investment securities included in net income	-	(7,360)
Unrealized loss (gain) on cash flow hedges	1,462	(2,001)
Other comprehensive loss before taxes	(9,530)	(7,417)
Income tax effect	701	384
Other comprehensive loss after taxes	(8,829)	(7,033)
Comprehensive income	$12,363	$3,620

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Preferred stock:
Balance at beginning and end of period	$176,000	$68,000
Common stock:
Balance at beginning of year	52,671	47,809
Exercised stock options	-	32
Balance at end of period	52,671	47,841
Additional paid-in capital:
Balance at beginning of year	537,453	499,096
Stock-based compensation expense	437	366
Exercised stock options	-	359
Lapsed restricted stock units	(351)	(35)
Common stock issuance costs	(23)	-
Preferred stock issuance costs	(16)	-
Balance at end of period	537,500	499,786
Legal surplus:
Balance at beginning of year	52,143	50,178
Transfer from retained earnings	1,985	1,068
Balance at end of period	54,128	51,246
Retained earnings:
Balance at beginning of year	70,734	68,149
Net income	21,192	10,653
Cash dividends declared on common stock	(2,737)	(2,442)
Cash dividends declared on preferred stock	(3,465)	(1,201)
Transfer to legal surplus	(1,985)	(1,068)
Balance at end of period	83,739	74,091
Treasury stock:
Balance at beginning of year	(81,275)	(74,808)
Stock repurchased	-	(7,022)
Lapsed restricted stock units	351	35
Stock used to match defined contribution plan	77	23
Balance at end of period	(80,847)	(81,772)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	55,880	37,131
Other comprehensive loss, net of tax	(8,829)	(7,033)
Balance at end of period	47,051	30,098
Total stockholders’ equity	$870,242	$689,290

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$21,192	$10,653
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	256	142
Amortization of fair value discounts on acquired loans	2,579	-
Amortization of investment securities premiums, net of accretion of discounts	6,200	11,841
Amortization of core deposit and customer relationship intangibles	644	36
Amortization of fair value premiums on acquired deposits	5,267	-
Net amortization of FDIC shared-loss indemnification asset	12,871	4,827
Amortization of prepaid FDIC assessment	860	1,494
Other impairments on securities	7	4
Depreciation and amortization of premises and equipment	3,092	1,210
Deferred income taxes, net	5,265	(1,274)
Provision for covered and non-covered loan and lease losses, net	8,588	10,157
Stock-based compensation	437	366
(Gain) loss on:
Sale of securities	-	(7,360)
Sale of mortgage loans held for sale	(1,631)	(1,330)
Derivatives	298	1
Early extinguishment of subordinated capital notes	(1,061)	-
Foreclosed real estate	1,793	398
Sale of other repossessed assets	84	(2)
Sale of premises and equipment	-	(82)
Originations of loans held-for-sale	(68,493)	(43,144)
Proceeds from sale of loans held-for-sale	29,347	22,906
Net (increase) decrease in:
Trading securities	(1,292)	(184)
Accrued interest receivable	(2,677)	1,432
Servicing assets	(748)	(271)
Other assets	1,446	11,239
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(391)	(627)
Accrued expenses and other liabilities	(2,518)	(7,409)
Net cash provided by operating activities	21,415	15,023
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,383)	(77,910)
Investment securities held-to-maturity	-	(119,025)
FHLB stock	(3,150)	-
Maturities and redemptions of:
Investment securities available-for-sale	163,940	164,804
Investment securities held-to-maturity	-	51,681
FHLB stock	8,103	-
Proceeds from sales of:
Investment securities available-for-sale	29,062	210,204
Foreclosed real estate	5,620	1,792
Other repossessed assets	416	994
Premises and equipment	155	101
Origination and purchase of loans, excluding loans held-for-sale	(206,229)	(67,024)
Principal repayment of loans, including covered loans	161,912	58,969
Reimbursements from the FDIC on shared-loss agreements	6,650	24,068
Additions to premises and equipment	(1,711)	(431)
Net change in securities purchased under agreements to resell	20,000	(170,000)
Net cash provided by investing activities	183,385	78,223

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(133,055)	(124,230)
Short term borrowings	(31,382)	3,644
Securities sold under agreements to repurchase	(203,636)	-
FHLB advances	(91,185)	-
Subordinated capital notes	(46,541)	-
FDIC-guaranteed term notes	-	(105,000)
Exercise of stock options	-	391
Issuance of common stock costs	(23)	-
Issuance of preferred stock costs	(16)	-
Purchase of treasury stock	-	(7,022)
Termination of derivative instruments	(9)	9
Dividends paid on preferred stock	(3,465)	(1,201)
Dividends paid on common stock	(2,737)	(2,442)
Net cash used in financing activities	(512,049)	(235,851)
Net change in cash and cash equivalents	(307,249)	(142,605)
Cash and cash equivalents at beginning of period	868,695	591,487
Cash and cash equivalents at end of period	$561,446	$448,882
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$21,243	$31,683
Mortgage loans securitized into mortgage-backed securities	$27,679	$16,619
Transfer from loans to foreclosed real estate	$15,459	$4,143

See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), two broker-dealers, Oriental Financial Services Corp. (“Oriental Financial Services”) and OFS Securities, Inc. (“OFS’ Securities”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”). The Company also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. On April 25, 2013, the Company changed its corporate name from Oriental Financial Group, Inc. to OFG Bancorp.  Note 17 to the unaudited consolidated financial statements presents information about the Company’s business segments.

On December 18, 2012, the Company purchased from Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), an insurance agency, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities,” now known as “OFS Securities”), a registered broker-dealer. This transaction is referred to as the “BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as the “BBVAPR Companies” or “BBVAPR.”.

Basis of Presentation and Use of Estimates

The accounting and reporting policies of the “Company conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Interim period results are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to 2012 unaudited consolidated financial statements and notes to the financial statements to conform to the 2013 presentation.

Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2012 Form 10-K under “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” Below we describe recent accounting changes.

Reclassification out of Accumulated Other Comprehensive Income - In February 2013, the FASB issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income, which required new footnote disclosures of items reclassified from accumulated Other Comprehensive Income (OCI) to net income. The requirements became effective for the first quarter of 2013 and are included in Note 13 to the unaudited consolidated financial statements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Testing Indefinite-Lived Intangible Assets for Impairment - In July 2012, the FASB issued ASU No. 2012-02, Intangibles—

Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. The ASU is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. The ASU allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of the guidance had no effect on our unaudited consolidated financial statements.

Offsetting Financial Assets and Liabilities - In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU is intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures enable financial statement users to compare balance sheets prepared under U.S. GAAP and IFRS, which are subject to different offsetting models. The guidance require to disclose both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures are required irrespective of whether such instruments are presented gross or net on the balance sheet. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarify that the scope of this guidance applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amended guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. We adopted the guidance in the first quarter of 2013. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity since it impacts disclosures only. The new disclosures required by the amended guidance are included in “Note 17 – Offsetting Arrangements.”

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the FASB issued an amendment to enhance current disclosure requirements of reclassifications out of accumulated other comprehensive income and their corresponding effect on net income to be presented, in one place, information about significant amounts reclassified and, in some cases, cross-reference to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements. The amendments require to disclose information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, requires to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in its entirety to net income, the company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amended guidance was effective for annual and interim reporting periods beginning on or after December 15, 2012, prospectively. Our adoption of the guidance is presented on note 13 to these unaudited consolidated financial statements.

Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution—  FASB ASU 2012-06, “Business Combinations” (Topic 805) was issued in October 2012. This update addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently the cash flows expected to be collected on the indemnification asset changes as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in this update are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the unaudited consolidated financial statements, since the Company already followed the same basis approach.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Presentation of Comprehensive Income

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The ASU requires an entity to present the total of comprehensive income, the components of net income, and the components of OCI either in a single continuous statement of comprehensive income or in two separate but consecutive statements. OFG Bancorp selected the two-statement approach. Under this approach, the Company is required to present components of net income and total net income in the Statement of Income. The Statement of Comprehensive Income follows the Statement of Income and includes the components of OCI and a total for OCI, along with a total for comprehensive income. The ASU removed the option of reporting OCI in the statement of changes in stockholders’ equity. This ASU became effective for OFG Bancorp on January 1, 2012 and a Statement of

Comprehensive Income is included in these unaudited consolidated financial statements.

Fair Value Measurement — FASB ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (Topic 820) was issued in May 2011. This update establishes common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. Among the changes, additional information about the sensitivity of a fair value measurement categorized within Level 3 of the fair value hierarchy to changes in unobservable inputs and any interrelationships between those unobservable inputs will be required. Also, entities now will be required to categorize by level of the fair value hierarchy items that are not measured at fair value in the statement of financial position, but for which the fair value of such items is required to be disclosed. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011, are to be applied prospectively. The Company adopted this guidance for fair value measurements.

Repurchase Agreements — FASB ASU 2011-03, “Reconsideration of Effective Control for Repurchase Agreements” (Topic 860) was issued in April 2011. This update removes from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and the collateral maintenance implementation guidance related to that criterion. Other criteria applicable to the assessment of effective control are not changed by the amendments in this update. The amendments in this update are effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption was not permitted. The Company adopted this guidance for the repurchase agreements.

Future Application of Accounting Standards

Accounting for Financial Instruments—Credit Losses - In December 2012, the FASB issued a proposed ASU, Financial Instruments—Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB, and does not constitute accounting guidance until a final ASU is issued. The exposure draft contains proposed guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by banks, financial institutions, and other public and private organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk. The FASB’s proposed model would utilize a single “expected credit loss” measurement objective for the recognition of credit losses, replacing the multiple existing impairment models in U.S. GAAP which generally require that a loss be “incurred” before it is recognized. The FASB’s proposed model represents a significant departure from existing U.S. GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU to the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date; this would be included in the final ASU, when issued.

Other Potential Amendments to Current Accounting Standards - The FASB and IASB, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases, consolidation and investment companies. As part of the joint financial instruments project, the FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above. The FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate VIEs and non-VIE partnerships. Furthermore, the FASB has issued a proposed ASU that would change the criteria used to determine whether an entity is subject to the accounting and reporting requirements of an investment company. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

requirements. All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to reevaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – BUSINESS COMBINATIONS

BBVAPR Acquisition

On December 18, 2012, the Company purchased from BBVA, all of the outstanding common stock of each of BBVAPR Holding and BBVA Securities for an aggregate purchase price of $500 million. Immediately following the closing of the BBVAPR Acquisition, the Company merged BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. The unaudited consolidated financial statements contemplate the effect of the BBVAPR Acquisition.

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the unaudited consolidated statement of operations and include incremental costs to integrate the operations of the Company and BBVAPR. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

The following table presents severance and employee-related charges, systems integrations and related charges, and other merger-related charges, related to the BBVAPR Acquisition, for the quarter ended March 31, 2013:

Quarter ended March 31, 2013
(In thousands)
Severance and employee-related charges	$750
Systems integrations and related charges	948
Other-contract cancellation fee	3,836
Total merger and restructuring charges	$5,534

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the quarter ended March 31, 2013:

Quarter ended March 31, 2013
(In thousands)
Balance at the beginning of the period	$4,202
Merger and restructuring charges	5,534
Cash payments and other	(3,400)
Balance at the end of the period	$6,336

Payments under merger and restructuring reserves associated with the BBVAPR Acquisition are expected to continue in 2013 and will be accounted under applicable accounting guidance to the cost being incurred.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC-Assisted Acquisition and FDIC Shared-Loss Indemnification Asset

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

The Bank agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $16.2 million and $15.5 million, net of discount, as of March 31, 2013 and December 31, 2012, respectively. This estimated liability is accounted for as a reduction of the indemnification asset. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The operating results of the Company for the quarters ended March 31, 2013 and 2012 include the operating results produced by the acquired assets and assumed liabilities in the FDIC-assisted acquisition.

The FDIC shared-loss indemnification asset activity for the quarters ended March 31, 2013 and 2012 is as follows:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of period	$286,799	$392,367
Shared-loss agreements reimbursements from the FDIC	(6,650)	(24,068)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	(1,822)	12,024
Amortization of FDIC shared-loss indemnification asset, net	(12,871)	(4,827)
Incurred expenses to be reimbursed under shared-loss agreements	1,502	2,948
Balance at end of period	$266,958	$378,444

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 - INVESTMENTS

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2013 and December 31, 2012, money market instruments included as part of cash and cash equivalents amounted to $12.7 million and $13.2 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At March 31, 2013 and December 31, 2012, securities purchased under agreements to resell amounted to $60.0 million and $80.0 million, respectively.

The amounts advanced under those agreements are reflected as assets in the unaudited consolidated statements of financial condition. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s right to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Company on these transactions as of March 31, 2013 and December 31, 2012 was approximately $61.2 million and $82.1 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,492,332	$60,779	$1	$1,553,110	2.99%
GNMA certificates	11,977	927	7	12,897	4.87%
CMOs issued by US Government sponsored agencies	268,739	3,554	685	271,608	1.82%
Total mortgage-backed securities	1,773,048	65,260	693	1,837,615	2.83%
Investment securities
US Treasury securities	11,499	1	-	11,500	0.13%
Obligations of US Government sponsored agencies	18,355	181	-	18,536	1.33%
Obligations of Puerto Rico Government and political subdivisions	120,969	-	573	120,396	4.43%
Other debt securities	24,814	294	-	25,108	3.45%
Total investment securities	175,637	476	573	175,540	3.68%
Total securities available for sale	$1,948,685	$65,736	$1,266	$2,013,155	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,622,037	$71,411	$1	$1,693,447	3.06%
GNMA certificates	14,177	995	8	15,164	4.89%
CMOs issued by US Government sponsored agencies	288,409	3,784	793	291,400	1.85%
Total mortgage-backed securities	1,924,623	76,190	802	2,000,011	2.89%
Investment securities
US treasury securities	26,498	-	2	26,496	0.71%
Obligations of US Government sponsored agencies	21,623	224	-	21,847	1.35%
Obligations of Puerto Rico Government and political subdivisions	120,950	9	438	120,521	3.82%
Other debt securities	25,131	280	-	25,411	3.46%
Total investment securities	194,202	513	440	194,275	2.99%
Total securities available-for-sale	$2,118,825	$76,703	$1,242	$2,194,286	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at March 31, 2013, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2013
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$36,054	$37,194
Total due after 5 to 10 years	36,054	37,194
Due after 10 years
FNMA and FHLMC certificates	1,456,278	1,515,916
GNMA certificates	11,977	12,897
CMOs issued by US Government sponsored agencies	268,739	271,608
Total due after 10 years	1,736,994	1,800,421
Total mortgage-backed securities	1,773,048	1,837,615
Investment securities
Due in less than one year
US Treasury securities	11,499	11,500
Total due in less than one year	11,499	11,500
Due from 1 to 5 years
Other debt securities	20,000	20,042
Obligations of Puerto Rico Government and political subdivisions	407	399
Total due from 1 to 5 years	20,407	20,441
Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	11,410	11,205
Obligations of US Government and sponsored agencies	18,355	18,536
Total due after 5 to 10 years	29,765	29,741
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	109,152	108,792
Other debt securities	4,814	5,066
Total due after 10 years	113,966	113,858
Total investment securities	175,637	175,540
Total securities available-for-sale	$1,948,685	$2,013,155

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The BBVAPR Acquisition and the related deleverage of the investment securities portfolio that the Company completed during the second half of 2012 reduced the interest rate risk profile of the Company.  During such quarter the Company did not execute any sale of securities from its portfolio other than $29.1 million of available-for-sale GNMA certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales produced a nominal gain during such period. During the quarter ended March 31, 2012, there were certain sales of available-for sale securities because the Company felt that gains could be realized and that there were good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Company to continue protecting its net interest margin.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government sponsored agency discount notes close to their maturities as alternative to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased.

For the quarter ended March 31, 2012, the Company recorded a net gain on sale of securities of $7.4 million. The tables below present the gross realized gains by category for such period:

	Quarter Ended March 31, 2012
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities
FNMA and FHLMC certificates	$139,834	$133,839	$5,995	$-
GNMA certificates	17,438	17,437	1	-
CMOs issued by US Government sponsored agencies	19,725	18,372	1,353	-
Total mortgage-backed securities	176,997	169,648	7,349	-
Investment securities
Obligations of U.S. Government sponsored agencies	22,677	22,666	11	-
Structured credit investments	10,530	10,530	-	-
Total investment securities	33,207	33,196	11	-
Total	$210,204	$202,844	$7,360	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2013 and December 31, 2012:

	March 31, 2013
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$1,692	$34	$1,658
CMOs issued by US Government sponsored agencies	2,151	176	1,975
	$3,843	$210	$3,633

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
CMOs issued by US Government sponsored agencies	$6,857	$509	$6,348
Obligations of Puerto Rico Government and political subdivisions	20,587	539	20,048
GNMA certificates	83	7	76
FNMA and FHLMC certificates	67	1	66
	$27,594	$1,056	$26,538

	TOTAL
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$22,279	$573	$21,706
CMOs issued by US Government sponsored agencies	9,008	685	8,323
FNMA and FHLMC certificates	67	1	66
GNMA certificates	83	7	76
	$31,437	$1,266	$30,171

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$1,673	$12	$1,661
CMOs issued by US Government sponsored agencies	2,194	178	2,016
	$3,867	$190	$3,677

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
CMOs issued by US Government sponsored agencies	$10,671	$615	$10,056
US Treasury Securities	11,498	2	11,496
Obligations of Puerto Rico Government and political subdivisions	19,086	426	18,660
GNMA certificates	84	8	76
FNMA and FHLMC certificates	68	1	67
	$41,407	$1,052	$40,355

	TOTAL
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities Available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$20,759	$438	$20,321
CMOs issued by US Government sponsored agencies	12,865	793	12,072
US Treasury Securities	11,498	2	11,496
FNMA and FHLMC certificates	68	1	67
GNMA certificates	84	8	76
	$45,274	$1,242	$44,032

The Company conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment.  Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while the Company believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

Securities in an unrealized loss position at March 31, 2013 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Company’s management believes that the unrealized losses of such other securities at March 31, 2013 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At March 31, 2013, the Company does not have the intent to sell these investments in an unrealized loss position.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS RECEIVABLE

The Company’s loan portfolio is composed of covered loans and non-covered loans. The risks of the Eurobank FDIC-assisted acquisition acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Accordingly, the Company presents loans subject to the loss sharing agreements as “covered loans” in the information below and loans that are not subject to FDIC loss sharing agreements as “non-covered loans.”  Also, loans acquired in the BBVAPR Acquisition are included as non-covered loans in the unaudited consolidated statements of financial condition. Non-covered loans are furthered segregated between originated loans, acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) and acquired loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy).

For a summary of the accounting policy related to loans, interest recognition and allowance for loan and lease losses refer to the summary of significant accounting policies included in Note 1 to the unaudited consolidated financial statements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of the Company’s loan portfolio at March 31, 2013 and December 31, 2012 was as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated loans and leases:
Mortgage	$792,830	$804,942
Commercial	450,312	353,930
Auto and leasing	146,689	50,720
Consumer	65,363	48,136
	1,455,194	1,257,728
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial and industrial	315,706	317,632
Construction and commercial real estate	19,153	20,337
Auto	417,649	457,894
Consumer	65,388	68,878
	817,896	864,741
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial and industrial	934,843	960,502
Construction and commercial real estate	191,521	198,560
Mortgage	791,537	810,235
Auto	506,613	555,510
Consumer	104,257	118,282
	2,528,771	2,643,089
	4,801,861	4,765,558
Deferred loan fees, net	(2,138)	(3,463)
Loans receivable	4,799,723	4,762,095
Allowance for loan and lease losses on non-covered loans	(42,720)	(39,921)
Loans receivable, net	4,757,003	4,722,174
Mortgage loans held-for-sale	77,644	64,544
Total loans not covered under shared-loss agreements with FDIC, net	4,834,647	4,786,718
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	129,472	128,811
Construction and development secured by 1-4 family residential properties	13,971	15,969
Commercial and other construction	278,500	289,070
Leasing	2,640	7,088
Consumer	8,125	8,493
Total loans covered under shared-loss agreements with FDIC	432,708	449,431
Allowance for loan and lease losses on covered loans	(52,974)	(54,124)
Total loans covered under shared-loss agreements with FDIC, net	379,734	395,307
Total loans receivable, net	$5,214,381	$5,182,025

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated Loans and Leases

The Company’s originated loan transactions are encompassed within five portfolio segments: mortgage, commercial, consumer, auto and leasing.

The following table presents the aging of the recorded investment in gross originated loans, excluding mortgage loans held for sale, as of March 31, 2013 and December 31, 2012 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$9,709	$885	$9,476	$20,070	$75,165	$95,235	$-
Years 2003 and 2004	18,813	1,540	15,385	35,738	109,645	145,383	-
Year 2005	7,391	892	7,131	15,414	62,735	78,149	-
Year 2006	12,774	2,125	13,086	27,985	82,302	110,287	-
Years 2007, 2008 and 2009	7,090	569	7,945	15,604	102,495	118,099	-
Years 2010, 2011, 2012 and 2013	674	734	946	2,354	76,534	78,888	-
	56,451	6,745	53,969	117,165	508,876	626,041	-
Non-traditional	3,219	186	8,968	12,373	43,375	55,748	-
Loss mitigation program	18,476	2,070	18,261	38,807	51,295	90,102
	78,146	9,001	81,198	168,345	603,546	771,891	-
Home equity secured personal loans	-	-	12	12	737	749	-
GNMA's buy-back option program	-	-	20,190	20,190	-	20,190	-
	78,146	9,001	101,400	188,547	604,283	792,830	-
Commercial
Commercial secured by real estate	2,675	825	21,126	24,626	286,409	311,035	-
Other commercial and industrial	546	23	2,519	3,088	136,189	139,277	-
	3,221	848	23,645	27,714	422,598	450,312	-
Consumer	475	205	341	1,021	64,342	65,363	-
Auto and leasing	3,008	305	72	3,385	143,304	146,689	-
Total non-covered originated loans	$84,850	$10,359	$125,458	$220,667	$1,234,527	$1,455,194	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,906	$2,116	$11,363	$20,385	$80,883	$101,268	$-
Years 2003 and 2004	12,048	5,206	18,162	35,416	114,446	149,862	-
Year 2005	4,983	1,746	8,860	15,589	65,312	80,901	-
Year 2006	9,153	3,525	15,363	28,041	85,045	113,086	-
Years 2007, 2008 and 2009	2,632	1,682	8,965	13,279	108,358	121,637	-
Years 2010, 2011 and 2012 and 2012	632	769	1,162	2,563	64,084	66,647	-
	36,354	15,044	63,875	115,273	518,128	633,401	-
Non-traditional	2,850	1,067	11,160	15,077	42,742	57,819	-
Loss mitigation program	8,933	4,649	19,989	33,571	53,739	87,310
	48,137	20,760	95,024	163,921	614,609	778,530	-
Home equity secured personal loans	-	-	10	10	726	736	-
GNMA's buy-back option program	-	-	25,676	25,676	-	25,676	-
	48,137	20,760	120,710	189,607	615,335	804,942	-
Commercial
Commercial secured by real estate	9,062	271	15,335	24,668	226,606	251,274	-
Other commercial and industrial	345	189	2,378	2,912	99,744	102,656	-
	9,407	460	17,713	27,580	326,350	353,930	-
Consumer	747	92	409	1,248	46,888	48,136	-
Auto and leasing	251	129	131	511	50,209	50,720	-
Total non-covered originated loans	$58,542	$21,441	$138,963	$218,946	$1,038,782	$1,257,728	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium as part of the BBVAPR Acquisition are to be accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan.  Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accrual policy, and any accretion of discount or amortization of premium is discontinued.

The following table presents the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of March 31, 2013 and December 31, 2012 by class of loans:

	March 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial lines of credits	$1,211	$34	$153	$1,398	$314,308	$315,706	$-
Commercial real estate	-	-	-	-	19,153	19,153	-
Auto	7,096	1,304	572	8,972	408,677	417,649	-
Consumer lines of credit and credit cards	650	-	1,002	1,652	63,736	65,388	-
Total acquired loans accounted for under ASC 310-20	$8,957	$1,338	$1,727	$12,022	$805,874	$817,896	$-

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial lines of credits	$715	$76	$193	$984	$316,648	$317,632	$-
Commercial real estate	315	-	-	315	20,022	20,337	-
Auto	6,753	1,023	275	8,051	449,843	457,894	-
Consumer lines of credit and credit cards	982	-	1,095	2,077	66,801	68,878	-
Total acquired loans accounted for under ASC 310-20	$8,765	$1,099	$1,563	$11,427	$853,314	$864,741	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Loans acquired as part of the BBVAPR Acquisition, except for credit cards, retail and commercial lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, and covered loans in the statement of financial condition at March 31, 2013 and December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Contractual required payments receivable	$ 3,770,439	$ 3,941,171
Less: Non-accretable discount	733,564	742,310
Cash expected to be collected	3,036,875	3,198,861
Less: Accretable yield	508,104	555,772
Carrying amount	$ 2,528,771	$ 2,643,089

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarter ended March 31, 2013, excluding covered loans:

Quarter Ended March 31, 2013
(In thousands)
Accretable Yield Activity
Balance at beginning of period	$555,772
Accretion	(47,668)
Transfer from non-accretable discount	-
Balance at end of period	$508,104

Quarter Ended March 31, 2013
(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$742,310
Principal losses	(8,746)
Transfer to accretable yield	-
Balance at end of period	$733,564

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans included in the consolidated statements of financial condition at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013	December 31, 2012
	(In thousands)
Contractual required payments receivable	$821,051	$874,994
Less: Non-accretable discount	214,236	237,555
Cash expected to be collected	606,815	637,439
Less: Accretable yield	174,107	188,008
Carrying amount, gross	432,708	449,431
Less: Allowance for covered loan and lease losses	52,974	54,124
Carrying amount, net	$379,734	$395,307

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Accretable yield activity
Balance at beginning of period	$188,008	$188,822
Accretion	(20,229)	(21,541)
Transfer from non-accretable discount	6,328	7,597
Balance at end of period	$174,107	$174,878

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Non-accretable discount activity
Balance at beginning of period	$237,555	$412,170
Principal losses	(16,991)	(24,793)
Transfer to accretable yield	(6,328)	(7,597)
Balance at end of period	$214,236	$379,780

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Originated loans
Mortgage
Traditional (by origination year):
Up to the year 2002	$9,476	$11,362
Years 2003 and 2004	15,434	18,162
Year 2005	7,131	8,859
Year 2006	13,086	15,363
Years 2007, 2008 and 2009	8,057	8,967
Years 2010, 2011, 2012 and 2013	946	1,162
	54,130	63,875
Non-traditional	8,968	11,160
Loss mitigation program	36,000	39,957
	99,098	114,992
Home equity secured personal loans	12	10
	99,110	115,002
Commercial
Commercial secured by real estate	27,190	26,517
Other commercial and industrial	3,566	2,989
	30,756	29,506
Consumer	371	442
Auto and leasing	219	131

Acquired loans accounted under ASC 310-20
Commercial lines of credit	153	193
Auto	605	275
Consumer lines of credit and credit cards	1,001	1,095
	1,759	1,563
Total non-accrual loans	$132,215	$146,644

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

At March 31, 2013 and December 31, 2012, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-accrual loans amounted to $48.3 million and $52.0 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Non-Covered Loans

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Company’s control.

We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

The following table presents the activity in our allowance for loan and lease losses on loans and related recorded investment of the associated loans in our originated loan portfolio by segment for the period indicated:

	Quarter Ended March 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated loans:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(2,588)	(557)	(246)	(91)	-	(3,482)
Recoveries	-	28	65	7	-	100
Provision for non-covered loan and lease losses	4,385	(229)	638	1,292	(291)	5,795
Balance at end of period	$22,889	$16,314	$1,313	$1,741	$77	$42,334

	March 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,385	$4,065	$-	$-	$-	$9,450
Collectively evaluated for impairment	17,504	12,249	1,313	1,741	77	32,884
Total ending allowance balance	$22,889	$16,314	$1,313	$1,741	$77	$42,334
Loans:
Individually evaluated for impairment	$78,564	$45,964	$-	$-	$-	$124,528
Collectively evaluated for impairment	714,266	404,348	65,363	146,689	-	1,330,666
Total ending loan balance	$792,830	$450,312	$65,363	$146,689	$-	$1,455,194

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2012
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated loans:
Balance at beginning of period	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(922)	(1,637)	(182)	(31)	-	(2,772)
Recoveries	-	67	52	4	-	123
Provision for (recapture of) non-covered loan and lease losses	(1,763)	4,067	35	(308)	969	3,000
Balance at end of period	$18,967	$15,045	$1,328	$510	$1,511	$37,361

	December 31, 2012
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,334	$4,121	$-	$-	$-	$9,455
Collectively evaluated for impairment	15,758	12,951	856	533	368	30,466
Total ending allowance balance	$21,092	$17,072	$856	$533	$368	$39,921
Loans:
Individually evaluated for impairment	$74,783	$46,199	$-	$-	$-	$120,982
Collectively evaluated for impairment	730,159	307,731	48,136	50,720	-	1,136,746
Total ending loans balance	$804,942	$353,930	$48,136	$50,720	$-	$1,257,728

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the quarter ended March 31, 2013:

	Quarter Ended March 31, 2013
	Mortgage	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans:
Acquired loans
Charge-offs	-	-	(1,456)	(1,715)	-	(3,171)
Recoveries	-	-	207	1,230	-	1,437
Provision for non-covered loan and lease losses	-	386	1,249	485	-	2,120
Balance at end of period	$-	$386	$-	$-	$-	$386

	March 31, 2013
	Mortgage	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired loans:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	-	386	-	-	-	386
Total ending allowance balance	$-	$386	$-	$-	$-	$386
Loans:
Collectively evaluated for impairment	-	334,859	65,388	417,649	-	817,896
Total ending loan balance	$-	$334,859	$65,388	$417,649	$-	$817,896

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $46.0 million and $46.2 million at March 31, 2013 and December 31, 2012, respectively.  The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $4.1 million and $4.1 million at March 31, 2013 and December 31, 2012, respectively. The total investment in impaired mortgage loans was $78.6 million and $74.8 million at March 31, 2012 and December 31, 2012, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $5.4 million and $5.3 million at March 31, 2013 and December 31, 2012, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, and the related allowance for loan and lease losses at March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$10,490	$10,047	$4,065	40%
Residential troubled-debt restructuring	81,362	78,564	5,385	7%
Impaired loans with no specific allowance
Commercial	42,483	35,917	N/A	N/A
Total investment in impaired loans	$134,335	$124,528	$9,450	8%

	December 31, 2012
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$16,666	$14,570	$4,121	28%
Residential troubled-debt restructuring	76,859	74,783	5,334	7%
Impaired loans with no specific allowance
Commercial	36,293	31,629	N/A	N/A
Total investment in impaired loans	$129,818	$120,982	$9,455	8%

There were no impaired acquired loans accounted for under ASC 310-20 at March 31, 2013 and December 31, 2012.

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters ended March 31, 2013 and  2012:

	Quarter Ended March 31,
	2013		2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$4	$15,472	$149	$24,927
Residential troubled-debt restructuring	443	78,748	424	56,385
Impaired loans with no specific allowance
Commercial	293	30,360	38	18,698
Total interest income from impaired loans	$740	$124,580	$611	$100,010

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following table presents the troubled-debt restructurings modified during the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	57	$7,518	6.28%	331	$8,040	4.35%	409

	Quarter Ended March 31, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	58	$9,445	6.49%	328	$10,039	4.96%	403
Commercial loans	4	811	6.67%	71	1,173	7.18%	48

The following table presents troubled-debt restructurings modified and for which there was a payment default during the twelve-month periods ended March 31, 2013 and 2012:

	Twelve-Month Period Ended March 31,
	2013		2012
	Number of contracts	Recorded Investment	Number of contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	32	$4,295	36	$4,425
Consumer	1	$18	-	$-
Commercial	-	$-	1	$357

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Quality Indicators

The Company categorizes non-covered originated and acquired loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as “special mention” have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loans classified as “substandard” are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as “doubtful” have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, questionable and improbable.

Loss: Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the asset has absolutely no recovery or salvage value, but rather that it is not practical or desirable to defer writing off this worthless loan even though partial recovery may be affected in the future.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of gross non-covered originated and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2013
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated loans
Commercial secured by real estate	$311,304	$233,917	$30,185	$5,907	$89	$41,206
Other commercial and industrial	139,009	120,780	9,905	3,565	-	4,759
	450,313	354,697	40,090	9,472	89	45,965
Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate	19,153	18,623	245	285	-	-
Other commercial and industrial	315,706	313,737	582	1,387	-	-
	334,859	332,360	827	1,672	-	-
Total	$785,172	$687,057	$40,917	$11,144	$89	$45,965

	December 31, 2012
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated loans
Commercial secured by real estate	$251,274	$183,033	$23,928	$2,127	$99	$42,087
Other commercial and industrial	102,656	85,806	8,569	4,169	-	4,112
	353,930	268,839	32,497	6,296	99	46,199
Commercial - acquired loans (under ASC 310-20)
Construction and commercial real estate	20,337	19,701	245	391	-	-
Commercial and industrial	317,632	315,085	213	2,334	-	-
	337,969	334,786	458	2,725	-	-
Total	$691,899	$603,625	$32,955	$9,021	$99	$46,199

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of non-covered gross originated loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	March 31, 2013
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated loans
Mortgage
Traditional (by origination year)
Up to the year 2002	$95,235	$75,167	$9,603	$886	$-	$3,255	$6,218	$106
Years 2003 and 2004	145,383	109,546	18,812	1,490	-	4,953	10,318	264
Year 2005	78,149	62,692	7,391	892	-	1,664	5,297	213
Year 2006	110,287	82,251	12,634	2,125	-	4,552	8,352	373
Years 2007, 2008 and 2009	118,099	102,143	6,978	569	-	2,446	5,342	621
Years 2010, 2011, 2012 and 2013	78,888	76,534	674	734	-	500	365	81
	626,041	508,333	56,092	6,696	-	17,370	35,892	1,658
Non-traditional	55,748	43,375	3,219	186	-	2,230	6,738	-
Loss mitigation program	90,102	8,802	973	-	-	206	3,215	76,906
	771,891	560,510	60,284	6,882	-	19,806	45,845	78,564
Home equity secured personal loans	749	737	-	-	-	-	12	-
GNMA's buy-back option program	20,190	-	-	-	-	12,211	7,979	-
	792,830	561,247	60,284	6,882	-	32,017	53,836	78,564
Consumer	65,363	64,342	475	205	214	124	3	-
Auto and Leasing	146,689	143,304	3,008	305	69	3	-	-
	1,004,882	768,893	63,767	7,392	283	32,144	53,839	78,564
Acquired loans (under ASC 310-20)
Auto	417,649	408,677	7,096	1,304	420	152	-	-
Consumer	65,388	63,736	650	-	991	9	2	-
	483,037	472,413	7,746	1,304	1,411	161	2	-
Total	$1,487,919	$1,241,306	$71,513	$8,696	$1,694	$32,305	$53,841	$78,564

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated loans
Mortgage
Traditional (by origination year):
Up to the year 2002	$101,268	$80,715	$6,907	$2,116	$886	$3,720	$6,442	$482
Years 2003 and 2004	149,862	114,341	12,048	5,206	2,082	3,994	11,533	658
Year 2005	80,900	65,245	4,983	1,746	1,202	1,846	5,727	151
Year 2006	113,086	84,926	9,012	3,525	1,530	5,103	8,695	295
Years 2007, 2008 and 2009	121,639	108,357	2,632	1,682	641	2,532	5,732	63
Years 2010, 2011 and 2012	66,646	64,084	632	769	249	452	460	-
	633,401	517,668	36,214	15,044	6,590	17,647	38,589	1,649
Non-traditional	57,819	42,742	2,850	1,067	455	2,287	8,418	-
Loss mitigation program	87,310	9,595	606	128	102	253	3,492	73,134
	778,530	570,005	39,670	16,239	7,147	20,187	50,499	74,783
Home equity secured personal loans	736	726	-	-	-	-	10	-
GNMA's buy back option program	25,676	-	-	-	6,064	10,659	8,953	-
	804,942	570,731	39,670	16,239	13,211	30,846	59,462	74,783
Consumer	48,136	46,888	747	92	188	218	3	-
Auto and leasing	50,720	50,209	251	129	46	85	-	-
	903,798	667,828	40,668	16,460	13,445	31,149	59,465	74,783
Acquired loans (under ASC 310-20)
Auto	457,894	449,843	6,753	1,023	264	11	-	-
Consumer	68,878	66,801	982	-	1,089	4	2	-
	526,772	516,644	7,735	1,023	1,353	15	2	-
Total	$1,430,570	$1,184,472	$48,403	$17,483	$14,798	$31,164	$59,467	$74,783

Non-covered Acquired Loans Accounted under ASC 310-30

Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Company would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 as of March 31, 2013 and December 31, 2012.

Covered Loans

For covered loans, as part of the evaluation of actual versus expected cash flows, the Company assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions. Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period.

During the first quarter of 2012, the Company reviewed certain pools composed of commercial real estate, construction and development loans, which have been in non-accrual status since acquisition, whose cash flows were lower than the expectations exceeding the established thresholds. The Company reviewed the timing of the collections expected through workouts and/or the timing assessed for the particular workout loan to foreclose for the most significant loans comprising the particular pools selected for review. The credit quality assumptions for these pools were updated to reflect increases in default rates, severities and extension of

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recovery lags resulting in an increase in the provision for covered loan and lease losses. For other pools composed of performing commercial real estate loans and leases, the Company noted that the actual cash flows were better than expected. Thus, for these pools a reversal of previously recorded allowance and a re-yielding of the leasing pools were recorded. As a result of such assessment, during the first quarter of 2012, the Company recorded a net increase in the allowance for covered loans of $19.2 million which was partially offset by an increase in the FDIC shared-loss indemnification asset of $12.0 million.

During the quarter ended March 31, 2013, the assessment of actual versus expected cash flows resulted in a net provision of $672 thousand as certain pools of real estate backed loans and of commercial and industrial loans underperformed.  The net provision also included the reversal of a previously recorded allowance in certain commercial real estate and commercial and industrial pools whose loans the Company has managed to workout with better outcomes than forecasted.  The loss share portion of the reversal of allowance during the quarter ended March 31, 2013 was proportionally higher than the allowance reversal recorded on the impaired loans. This resulted from the fact that there were some pools in which an additional allowance was recognized but no offsetting adjustment was done to the FDIC shared-loss indemnification asset as these losses were not covered by a loss share agreement.

The changes in the allowance for loan and lease losses on covered loans for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Balance at beginning of the period	$54,124	$37,256
Provision for covered loan and lease losses, net	672	7,157
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	(1,822)	12,024
Balance at end of the period	$52,974	$56,437

FDIC shared-loss portion of provision for (recapture of) covered loans and lease losses net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing (decreasing) the FDIC loss-share indemnification asset.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$39,309	$27,001	$7,062	26%
Construction and development secured by 1-4 family residential properties	66,429	13,255	6,796	51%
Commercial and other construction	241,848	115,932	38,441	33%
Consumer	13,690	8,125	675	8%
Total investment in impaired covered loan pools	$361,276	$164,313	$52,974	32%

	December 31, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$45,208	$29,482	$4,986	17%
Construction and development secured by 1-4 family residential properties	68,255	15,185	6,137	40%
Commercial and other construction	252,373	121,237	42,323	35%
Consumer	14,494	8,493	678	8%
Total investment in impaired covered loan pools	$380,330	$174,397	$54,124	31%

NOTE 6 —  PREMISES AND EQUIPMENT

Premises and equipment at March 31, 2013 and December 31, 2012 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	March 31,	December 31,
	(Years)	2013	2012
		(In thousands)
Land	—	$2,876	$2,876
Buildings and improvements	40	63,877	63,133
Leasehold improvements	5 — 10	23,608	23,602
Furniture and fixtures	3 — 7	11,638	10,441
Information technology and other	3 — 7	22,145	20,874
		124,144	120,926
Less: accumulated depreciation and amortization		(40,683)	(35,929)
		$83,461	$84,997

Depreciation and amortization of premises and equipment totaled $3.1 million in the quarter ended March 31, 2013 and $1.2 million in the quarter ended March 31, 2012.  These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  DERIVATIVE ACTIVITIES

During the quarter ended March 31, 2013, losses of $298 thousand were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations, which were mainly related to the options tied to the S&P Index. During the quarter ended March 31, 2012, there were no significant transactions impacting the Group’s operations reflected as “Derivative Activities” in the unaudited consolidated statements of operations.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$15,404	$13,233
Interest rate swaps not designated as hedges	7,599	8,426
Interest rate caps	230	230
	$23,233	$21,889

Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$16,202	$17,665
Interest rate swaps not designated as hedges	7,546	8,365
Interest rate caps	230	230
Other	46	-
	$24,024	$26,260

Interest Rate Swaps

The Company enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affects earnings.  Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Company does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to earnings in the next twelve months.

The following table shows a summary of these swaps and their terms at March 31, 2013:

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
	$225,000

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An unrealized loss of $16.2 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2013, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

At March 31, 2013 and December 31, 2012, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $7.6 million and $8.4 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position.  At March 31, 2013 and December 31, 2012, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $7.5 million and $8.4 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

 The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2013:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,278	5.1300%	1-Month Libor	07/03/06	07/03/16
	12,500	5.5050%	1-Month Libor	04/11/09	04/11/19
	29,157	4.6200%	1-Month Libor	12/31/07	12/31/14
	19,858	4.6200%	1-Month Libor	12/31/07	12/31/14
	1,905	3.5000%	1-Month Libor	03/28/08	04/01/13
	2,036	3.8500%	1-Month Libor	04/18/08	04/18/13
	1,169	5.1500%	3-Month Libor	10/24/08	10/24/13
	$70,903

Interest Rate Swaps - Mirror Image Derivatives	$4,278	5.1300%	1-Month Libor	07/03/06	07/03/16
	12,500	5.5050%	1-Month Libor	04/11/09	04/11/19
	29,157	4.5600%	1-Month Libor	12/31/07	12/31/14
	19,858	4.5600%	1-Month Libor	12/31/07	12/31/14
	1,905	3.5000%	1-Month Libor	03/28/08	04/01/13
	2,036	3.8000%	1-Month Libor	04/18/08	04/18/13
	1,169	4.9550%	3-Month Libor	10/24/08	10/24/13
	$70,903

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index.  The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2013 and December 31, 2012, the purchased options used to manage the exposure to the S&P 500 Index on stock indexed deposits represented an asset of $15.4 million (notional amount of $58.6 million) and $13.2 million (notional amount of $66.6 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $14.8 million (notional amount of $56.6 million) and $12.7 million (notional amount of $62.3 million), respectively.

.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. The Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting; therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $94 million at both March 31, 2013 and December 31, 2012. At both March 31, 2013 and December 31, 2012, the interest rate caps sold to clients represented a liability of $230 thousand and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.  At both March 31, 2013and December 31, 2012, the interest rate caps purchased as mirror-images represented an asset of $230 thousand and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 8 —  ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2013 and December 31, 2012 consists of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Non-covered loans	$13,435	$10,533
Investments	6,796	7,021
	$20,231	$17,554

Other assets at March 31, 2013 and December 31, 2012 consist of the following:

	March 31,	December 31,
	2013	2012
	(In thousands)
Prepaid FDIC insurance	$5,592	$6,451
Other prepaid expenses	17,338	19,674
Servicing advances	11,400	7,976
Mortgage tax credits	8,706	8,706
Core deposit and customer relationship intangibles	13,846	14,490
Investment in Statutory Trust	1,086	1,086
Other repossessed assets	7,739	6,084
Accounts receivable and other assets	56,679	59,217
	$122,386	$123,684

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 31, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment amounted to $5.6 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively. Pursuant to guidelines issued by the FDIC, the assessment due for the first quarter of 2013 payable on June 28, 2013 will be offset by the amount of the credit for prepaid assessments, and the Company will be billed or refunded the difference, as the case may be, on such payment date.

Other prepaid expenses amounting to $17.3 million and $19.7 million at March 31, 2013 and December 31, 2012, respectively, include prepaid municipal, property and income taxes aggregating to $10.1 million and $12.0 million, respectively.

Servicing advances amounting to $11.4 million and $8.0 million at March 31, 2013 and December 31, 2012, respectively, represent the advances made to Bayview Loan Servicing, LLC in order to service some of the loans acquired in the FDIC-assisted acquisition of Eurobank. This servicing agreement will be terminated effective May 31, 2013.

At both March 31, 2012 and December 31, 2012, tax credits for the Company amounted $8.7 million.  Mortgage loan tax credits acquired as part of the BBVAPR Acquisition amounted to $6.3 million and $7.4 million at March 31, 2013 and December 31, 2012, respectively. These tax credits do not have an expiration date.

As part of the FDIC-assisted acquisition of Eurobank and the recent BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2013 and December 31, 2012, this core deposit intangible amounted to $8.0 million and $8.4 million, respectively. In addition, as part of the BBVAPR Acquisition on December 18, 2012, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired in the broker-dealer and insurance subsidiaries as of December 31, 2012.  At March 31, 2013 this customer relationship intangible amounted to $4.8 million.

Other repossessed assets totaled $7.7 million and $6.1 million at March 31, 2013 and December 31, 2012, respectively. Repossessed auto loans acquired as part of the BBVAPR Acquisition amounted to $7.4 million and $5.9 million at March 31, 2013 and December 31, 2012, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 —  DEPOSITS AND RELATED INTEREST

Total deposits as of March 31, 2013 and December 31, 2012 consist of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Non-interest bearing demand deposits	$753,291	$799,667
Interest-bearing savings and demand deposits	2,323,153	2,282,305
Individual retirement accounts	368,637	376,611
Retail certificates of deposit	684,477	699,983
Total core deposits	4,129,558	4,158,566
Institutional deposits	593,524	602,828
Brokered deposits	840,432	928,165
Total deposits	$5,563,514	$5,689,559

At March 31, 2013 and December 31, 2012, the weighted average interest rate of the Company’s deposits was 0.75% and 1.33%, respectively, inclusive of non-interest bearing deposits of $753.3 million and $799.7 million, respectively. Interest expense for the quarters ended March 31, 2013 and 2012 was as follows:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Demand and savings deposits	$5,962	$3,176
Certificates of deposit	4,516	5,947
	$10,478	$9,123

At March 31, 2013 and December 31, 2012, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund, which amounted to $95.9 million and $101.5 million, respectively, with a weighted average rate of 0.76% and 0.77%, and were collateralized with investment securities with a fair value of $74.5 million and $80.3 million, respectively.

At March 31, 2013 and December 31, 2012 time deposits in denominations of $100 thousand or higher, excluding accrued interests and unamortized discounts, amounted to $1.75 billion and $1.87 billion, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $114.5 million and $78.3 million, respectively, at a weighted average rate of 0.55% in March 31, 2013 and 0.72% in December 31, 2012.

At March 31, 2013 and December 31, 2012, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $98.7 million and $114.6 million, respectively, and with commercial loans amounting to $513.5 million at March 31, 2013 and $485.8 at December 31, 2012.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $15.4 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $3.2 million and unamortized deposit discounts in the amount of $2.0 million, the scheduled maturities of certificates of deposit at March 31, 2013 are as follows:

March 31, 2013
(In thousands)
Within one year:
Three (3) months or less	$688,183
Over 3 months through 1 year	840,542
1,528,725
Over 1 through 2 years	595,683
Over 2 through 3 years	152,285
Over 3 through 4 years	123,153
Over 4 through 5 years	56,606
Thereafter	11,491
$2,467,943

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $4.1 million and $2.8 million as of March 31, 2013 and December 31, 2012, respectively.

NOTE 10 —  BORROWINGS

Short term borrowings

At March 31, 2013 and December 31, 2012, short term borrowings amounted to $60.8 million and $92.2 million, respectively, which mainly consist of unsecured fixed rate borrowings with a weighted average rate of 0.35% and 0.30%, respectively.

Securities Sold under Agreements to Repurchase

At March 31, 2013, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of the agreements.

At March 31, 2013 and December 31, 2012, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.4 million and $2.3 million, respectively, were as follows:

	March 31,		December 31,
	2013		2012
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Inc.	$500,000	$608,861	$500,000	$616,751
JP Morgan Chase Bank NA	275,019	297,606	412,837	443,436
Credit Suisse Securities (USA) LLC	255,000	269,656	255,000	269,943
Deutsche Bank	255,000	271,194	255,000	273,288
Citigroup Global Markets Inc.	204,276	226,644	150,000	162,652
Barclays Bank	-	-	68,650	77,521
Wells Fargo	-	-	51,444	54,943
Total	$1,489,295	$1,673,961	$1,692,931	$1,898,534

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.4 million, at March 31, 2013:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2013
	$22,178	0.400%	3/7/2013	4/8/2013	N/A
	182,098	0.490%	3/7/2013	4/8/2013	N/A
	20,019	0.420%	3/15/2013	4/9/2013	N/A
	224,295
2014
	255,000	0.500%	12/13/2012	1/7/2014	N/A
	255,000	0.550%	12/10/2012	6/13/2014	N/A
	85,000	0.675%	12/3/2012	12/3/2014	N/A
	170,000	0.675%	12/6/2012	12/8/2014	N/A
	765,000
2017
	500,000	4.665%	3/2/2007	3/2/2017	6/3/2013
	500,000
	$1,489,295	1.933%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2013 and December 31, 2012, these advances were secured by mortgage and commercial loans amounting to $1.4 billion and $1.3 billion, respectively. Also, at March 31, 2013, the Company had an additional borrowing capacity with the FHLB of $599.7 million. At March 31, 2013 and December 31, 2012, the weighted average remaining maturity of FHLB’s advances was 8.8 months and 3.5 months, respectively. The original terms of these advances range between one month and five years, and the FHLB does not have the right to exercise put options at par on any advances outstanding as of March 31, 2013.    The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $468 thousand and unamortized premium in the amount of $191 thousand, at March 31, 2013:

		Weighted-
	Borrowing	Average		Maturity	Next Put
Year of Maturity	Balance	Coupon	Settlement Date	Date	Date
	(In thousands)
2013
	$25,000	0.410%	2/28/2013	4/1/2013	N/A
	40,000	0.380%	3/28/2013	4/2/2013	N/A
	25,000	0.390%	3/4/2013	4/4/2013	N/A
	50,000	0.410%	3/11/2013	4/10/2013	N/A
	100,000	0.400%	3/18/2013	4/16/2013	N/A
	25,000	0.380%	3/25/2013	4/24/2013	N/A
	100,000	1.950%	6/11/2010	6/11/2013	N/A
	365,000

2017
	4,901	1.240%	4/3/2012	4/3/2017	N/A
	4,901
2018
	30,000	2.187%	1/16/2013	1/16/2018	N/A
	25,000	2.177%	1/16/2013	1/16/2018	N/A
	55,000
	$424,901	1.003%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

FDIC-Guaranteed Term Notes —  Temporary Liquidity Guarantee Program

On March 16, 2012, the Company’s banking subsidiary repaid at maturity the $105 million in senior unsecured notes that it issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

Subordinated Capital Notes

Subordinated capital notes amounted to $98.4 million and $146.0 million at March 31, 2013 and December 31, 2012, respectively.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction. Pooled underwriting involves participating with other bank holding companies in issuing the securities through a special purpose pooling vehicle created by the underwriters.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.23% at March 31, 2013; 3.26% at December 31, 2012), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date June 2013). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture.  The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the unaudited consolidated statements of financial condition.

The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

 As part of the BBVAPR Acquisition on December 18, 2012, the Company’s banking subsidiary assumed three subordinated capital notes issued by BBVAPR Bank consisting of the following:

•         Subordinated capital notes issued in September 2004 amounting to $50.0 million at a variable rate of three-month LIBOR plus 1.44%  (1.75% at December 31, 2012 ), that was due September 23, 2014. During the quarter ended March 31, 2013, the Bank repurchased and cancelled these subordinated capital notes in whole before maturity and realized a gain of $1.1 million in the Company’s unaudited consolidated statements of operations.

•         Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (1.84% at March 31, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly during the floating-rate period. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

•         Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter ( 1.84% at March 31, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These notes qualify as Tier 2 capital at a discounted rate, which totals $40.2 million at March 31, 2013 and $50.2 million at December 31, 2012.  Generally speaking, subordinated notes are included as Tier 2 capital if they have an original weighted average maturity of at least 5 years and comply with certain other requirements.  As the notes approach maturity, they begin to take on characteristics of a short term obligation.  For this reason, the outstanding amount eligible for inclusion in Tier 2 capital is reduced, or discounted, as the instruments approach maturity: one fifth of the outstanding amount is excluded each year during the instruments last five years before maturity.  When the remaining maturity is less than one year, the instrument is excluded from tier 2 capital.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
2013	$48,575
2014	6,700
2015	6,700
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statement of financial condition within “Advances from FHLB and other borrowings”, amounted to $37.3 million and $17.6 million at March 31, 2013 and December 31, 2012, respectively. These borrowings mainly consists of federal funds purchased of $29.6 million and $9.9 million at March 31, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 0.30% at both dates; and unsecured fixed-rate borrowings of $7.7 million at both March 31, 2013 and December 31, 2012, with a weighted average interest rate of 0.67% and 0.67%, respectively.

NOTE 11 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of March 31, 2013 and December 31, 2012, these loan balances amounted to $8.7 million and $6.1 million, respectively. The activity and balance of these loans for the quarters ended March 31, 2013 and 2012, were as follows:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Balance at the beginning of period	$6,055	$3,772
New loans	4,234	1,505
Repayments	(833)	(39)
Credits of persons no longer considered related parties	(768)	-
Balance at the end of period	$8,688	$5,238

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  INCOME TAXES

At March 31, 2013 and December 31, 2012, the Company’s net deferred tax asset amounted to $112.6 million and $117.2 million, respectively. Income tax expense for the quarters ended March 31, 2013 and 2012 totaled $7.1 million and $1.9 million, respectively.

At March 31, 2013 and December 31, 2012, OIB had $458 thousand and $504 thousand in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income, respectively. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of new Puerto Rico legislation adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended March 31, 2013 and 2012, the income tax provision included $47 thousand and $558 thousand, respectively, related to this residual tax effect from OIB.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at March 31, 2013 was $4.9 million (December 31, 2012 - $18.8 million). The Company had accrued $1.6 million at March 31, 2013 (December 31, 2012 - $1.5 million) for the payment of interest and penalties relating to unrecognized tax benefits.

NOTE 13 —  STOCKHOLDERS’ EQUITY

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of March 31, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2013 and December 31, 2012, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2013 and December 31, 2012 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of March 31, 2013
Total capital to risk-weighted assets	$805,320	15.26%	$422,159	8.00%
Tier 1 capital to risk-weighted assets	$698,786	13.24%	$211,080	4.00%
Tier 1 capital to total assets	$698,786	8.07%	$346,284	4.00%
As of December 31, 2012
Total capital to risk-weighted assets	$794,195	15.15%	$419,269	8.00%
Tier 1 capital to risk-weighted assets	$678,127	12.94%	$209,634	4.00%
Tier 1 capital to total assets	$678,127	6.42%	$422,307	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2013
Total capital to risk-weighted assets	$735,713	14.23%	$413,616	8.00%	$517,020	10.00%
Tier 1 capital to risk-weighted assets	$630,498	12.19%	$206,808	4.00%	$310,212	6.00%
Tier 1 capital to total assets	$630,498	7.34%	$343,805	4.00%	$429,756	5.00%
As of December 31, 2012
Total capital to risk-weighted assets	$719,675	14.03%	$410,268	8.00%	$512,835	10.00%
Tier 1 capital to risk-weighted assets	$604,997	11.80%	$205,134	4.00%	$307,701	6.00%
Tier 1 capital to total assets	$604,997	5.75%	$420,298	4.00%	$525,373	5.00%

The Company’s ability to pay dividends to its shareholders and other activities can be restricted if its capital falls below levels established by the Federal Reserve Board’s guidelines. In addition, any bank holding company whose capital falls below levels specified in the guidelines can be required to implement a plan to increase capital.

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance. As of March 31, 2013, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2013 and December 31, 2012, the Bank’s legal surplus amounted to $54.1 million and $52.1 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Common Share

The calculation of earnings per common share for the quarters ended March 31, 2013 and 2012 is as follows:

	Quarter Ended March 31,
	2013	2012

Net income	$21,192	$10,653
Less: Dividends on preferred stock
Non-Convertible Preferred Stock (Series A, B, and D)	(1,628)	(1,201)
Convertible preferred stock (Series C)	(1,837)	-
Income available to common shareholders	$17,727	$9,452
Effect of assumed conversion of the Convertible ' 'Preferred Stock	1,837	-
Income available to common shareholders assuming conversion	$19,564	$9,452

Weighted average common shares and share equivalents:
Average common shares outstanding	45,595	41,043
Effect of dilutive securities:
Average potential common shares-options	159	119
Average potential common shares-assuming ' 'conversion of convertible preferred stock	7,138	-
Total weighted average common shares ' 'outstanding and equivalents	52,892	41,162
Earnings per common share - basic	$0.39	$0.23
Earnings per common share - diluted	$0.37	$0.23

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remained outstanding at March 31, 2013, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter ended March 31, 2013 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2013 and 2012, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 653,843 and 759,453, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

Repurchased common stock is held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

The activity in connection with common shares held in treasury by the Company for the quarters ended March 31, 2013 and 2012 is set forth below:

	Quarter Ended March 31,
	2013		2012
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	7,090,597	$81,275	6,564,124	$74,808
Common shares used upon lapse of restricted stock units	(33,600)	(351)	(3,333)	(35)
Common shares repurchased as part of the stock repurchase program	-	-	603,000	7,022
Common shares used to match defined contribution plan, net	(7,318)	(77)	(12,190)	(23)
End of period	7,049,679	$80,847	7,151,601	$81,772

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of March 31, 2013 and December 31, 2012 consisted of:

	March 31,	December 31,
	2013	2012
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$64,355	$75,347
Income tax effect of unrealized gain on securities available-for-sale	(5,962)	(7,102)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	58,393	68,245
Unrealized loss on cash flow hedges	(16,202)	(17,664)
Income tax effect of unrealized loss on cash flow hedges	4,860	5,299
Net unrealized loss on cash flow hedges	(11,342)	(12,365)
	$47,051	$55,880

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, in the quarter ended March 31, 2013:

	Quarter Ended March 31, 2013
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	(9,899)	(313)	(10,212)
Amounts reclassified out of accumulated other comprehensive income	47	1,336	1,383
Other comprehensive income	(9,852)	1,023	(8,829)
Ending balance	$58,393	$(11,342)	$47,051

The following table presents reclassifications out of accumulated other comprehensive income in the quarter ended March 31, 2013:

	Amount reclassified out of accumulated other comprehensive income	Affected Line Item in Consolidated Statement of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,336	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	47	Income tax expense
	$1,383

At March 31, 2013 and December 31, 2012, OIB had $458 thousand and $504 thousand, respectively, in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a new Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended March 31, 2013 and 2012, $47 thousand and $558 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 —  COMMITMENTS

Loan Commitments

In the normal course of business, the Company becomes a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby and commercial letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the unaudited consolidated statements of financial condition. The contract or notional amount of those instruments reflects the extent of the Company’s involvement in particular types of financial instruments.

The Company’s exposure to credit losses in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, including commitments under credit card arrangements, and commercial letters of credit is represented by the contractual notional amount of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Summarized credit-related financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$555,659	$591,679
Commercial letters of credit	2,408	2,918

Commitments from loans acquired as part of the BBVAPR Acquisition amounted to $427.0 million and $461.6 million at March 31, 2013 and December 31, 2012, respectively. Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty.

At March 31, 2013 and December 31, 2012, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $362 thousand at both March 31, 2013 and December 31, 2012.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2013 and December 31, 2012, is as follows:

	March 31,	December 31,
	2013	2012
	(In thousands)
Standby letters of credit and financial guarantees	$67,493	$69,789
Loans sold with recourse	166,541	172,492
Commitments to sell or securitize mortgage loans	97,314	83,663

Standby letters of credit and financial guarantees are written conditional commitments issued by the Company to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of nonperformance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. As of March 31, 2013 and December 31, 2012, no performance was required on any financial guarantees. As part of the BBVAPR Acquisition, the Company assumed $65.9 million of standby letters of credit and $169.3 million of loans sold without recourse commitments at December 31, 2012. At March 31, 2013, assumed standby letters of credit and loans sold without recourse commitments amounted to $65.1 million and to $164.3 million, respectively.  The Company does not expect any significant losses under these obligations.

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2013 and 2012 amounted to $2.7 million and $1.6 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2013, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending March 31,	Minimum Rent
(In thousands)
2013	$6,980
2014	8,720
2015	8,375
2016	7,516
2017	7,923
Thereafter	24,051
$63,565

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 —  CONTINGENCIES

The Company and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, the Company and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of the Company, including the Bank (and its subsidiary OIB), Oriental Financial Services, OFS Securities and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the unaudited consolidated statements of financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Company’s unaudited consolidated results of operations or cash flows in particular quarterly or annual periods. The Company has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Company has determined that the estimate of the reasonably possible loss is not significant.

NOTE 16 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the fair value measurement framework under GAAP.

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument. The Company holds two securities categorized as other debt that are classified as Level 3. The estimated fair value of the other debt securities is determined by using a third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates, current spreads, and an indicative pricing. The assumptions used are drawn from similar securities that are actively traded in the market and have similar characteristics as the collateral underlying the debt securities being evaluated. The valuation is performed on a monthly basis.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative instruments

The fair value of the interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or the Company.

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P Index and uses equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	March 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,993,113	$20,042	$2,013,155
Securities purchased under agreements to resell	-	60,000	-	60,000
Money market investments	12,676	-	-	12,676
Derivative assets	-	7,829	15,404	23,233
Servicing assets	-	-	11,543	11,543
Derivative liabilities	-	(24,024)	(14,839)	(38,863)
	$12,676	$2,036,918	$32,150	$2,081,744
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$45,965	$45,965
Foreclosed real estate	-	-	81,338	81,338
	$-	$-	$127,303	$127,303

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,174,274	$20,012	$2,194,286
Securities purchased under agreements to resell	-	80,000	-	80,000
Money market investments	13,205	-	-	13,205
Derivative assets	-	8,656	13,233	21,889
Servicing assets	-	-	10,795	10,795
Derivative liabilities	-	(26,260)	(12,707)	(38,967)
	$13,205	$2,236,670	$31,333	$2,281,208
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,199	$46,199
Foreclosed real estate	-	-	75,447	75,447
	$-	$-	$121,646	$121,646

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2013 and 2012:

		Derivative		Derivative
		asset		liability
	Other	(S&P		(S&P
	debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	securities	Options)	assets	Options)	Total

Balance at beginning of period	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	2,171	-	(2,407)	(236)
Changes in fair value of investment securities available for sale included in other comprehensive income	30	-	-	-	30
New instruments acquired	-	-	693	-	693
Principal repayments	-	-	(68)	-	(68)
Amortization	-	-	-	275	275
Changes in fair value of servicing assets	-	-	123	-	123
Balance at end of period	$20,042	$15,404	$11,543	$(14,839)	$32,150

	Quarter Ended March 31, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	-	-	3,198	-	(3,154)	44
Changes in fair value of investment securities available for sale included in other comprehensive income	-	2,869	(141)	-	-	-	2,728
New instruments acquired	-	-	-	-	420	-	420
Amortization	-	16	(1)	-	(234)	378	159
Sales of instruments	(10,530)	-	-	-	-	-	(10,530)
Changes in fair value of servicing assets	-	-	-	-	85	-	85
Balance at end of period	$-	$29,643	$9,882	$12,515	$10,725	$(12,138)	$50,627

During the quarters ended March 31, 2013 and 2012, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.  There were no transfers into and out of Level 1 and Level 2 fair value measurements during such quarters.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2013:

	March 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Other debt securities	$20,042	Market comparable bonds	Indicative pricing	99.25% - 99.43%
			Option adjusted spread	363.6% - 407.0%
			Yield to maturity	3.9% - 4.2%
			Spread to maturity	364.8% - 407.3%
Derivative assets (S&P Purchased Options)	$15,404	Option pricing model	Implied option volatility	21.0% - 33.6%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	89.4% - 164.4%
Servicing assets	$11,543	Cash flow valuation	Constant prepayment rate	9.43% - 33.05%
			Discount rate	10.50% - 13.50%
Derivative liability (S&P Embedded Options)	$(14,839)	Option pricing model	Implied option volatility	21.0% - 33.6%
			Counterparty credit risk (based on 5-year CDS spread)	89.4% - 164.4%
Collateral dependant impaired loans	$45,965	Fair value of property or collateral	Appraised value	Not meaningful

Information about Sensitivity to Changes in Significant Unobservable Inputs

Other debt securities – The significant unobservable inputs used in the fair value measurement of one of the Company’s other debt securities are indicative comparable pricing, option adjusted spread (“OAS”), yield to maturity, and spread to maturity. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for indicative comparable pricing is accompanied by a directionally opposite change in the assumption used for OAS and a directionally, although not equally proportional, opposite change in the assumptions used for yield to maturity and spread to maturity.

Derivative asset (S&P Purchased Options) – The significant unobservable inputs used in the fair value measurement of Company’s derivative assets related to S&P purchased options are implied option volatility and counterparty credit risk. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

Servicing assets – The significant unobservable inputs used in the fair value measurement of the Company’s servicing assets are constant prepayment rates and discount rates. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the unaudited consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative liability (S&P Embedded Options) – The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability related to S&P purchased options are implied option volatility and counterparty credit risk. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

The table below presents a detail of investment securities available-for-sale classified as Level 3 at March 31, 2013:

	March 31, 2013
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$20,000	$42	$20,042	3.50%	N/A

Total	$20,000	$42	$20,042	3.50%

Fair Value of Financial Instruments

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Company.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at March 31, 2013 and December 31, 2012 is as follows:

	March 31,		December 31,
	2013		2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$561,446	$561,446	$868,695	$868,695
Level 2
Financial Assets:
Securities purchased under agreements to resell	60,000	60,000	80,000	80,000
Trading securities	1,787	1,787	495	495
Investment securities available-for-sale	1,993,113	1,993,113	2,174,274	2,174,274
Federal Home Loan Bank (FHLB) stock	33,458	33,458	38,411	38,411
Derivative assets	7,829	7,829	8,656	8,656
Financial Liabilities:
Derivative liabilities	24,024	24,024	26,260	26,260
Short term borrowings	60,846	60,846	92,222	92,222
Level 3
Financial Assets:
Investment securities available-for-sale	20,042	20,042	20,012	20,012
Total loans (including loans held-for-sale)
Non-covered loans, net	4,776,313	4,834,647	4,766,179	4,786,718
Covered loans, net	467,987	379,734	489,885	395,307
Derivative assets	15,404	15,404	13,233	13,233
FDIC shared-loss indemnification asset	186,773	266,958	204,646	286,799
Accrued interest receivable	20,231	20,231	17,554	17,554
Servicing assets	11,543	11,543	10,795	10,795
Financial Liabilities:
Deposits	5,585,970	5,563,514	5,797,097	5,689,559
Securities sold under agreements to repurchase	1,541,205	1,491,675	1,741,272	1,695,247
Advances from FHLB	425,492	431,560	538,355	536,542
Federal funds purchased	29,612	29,612	9,901	9,901
Term notes	7,616	7,734	7,912	7,734
Subordinated capital notes	97,616	98,436	146,415	146,038
Accrued expenses and other liabilities	98,396	98,396	99,263	99,263

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2013 and December 31, 2012:

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

•     The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P Index, and uses equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value is obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options is linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology uses an average rate option or a cash-settled option whose payoff is based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which are uncertain and require a degree of judgment, include primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 17 —  OFFSETTING ARRANGEMENTS

The Company manages credit and counterparty risk by entering into enforceable netting agreements and other collateral arrangements with counterparties to derivative financial instruments and secured financing transactions, including resale and repurchase agreements, and principal securities borrowing and lending agreements. These netting agreements mitigate counterparty credit risk by providing for a single net settlement with a counterparty of all financial transactions covered by the agreement in an event of default as defined under such agreement. In limited cases, a netting agreement may also provide for the periodic netting of settlement payments with respect to multiple different transaction types in the normal course of business.

Certain of  the Company derivative contracts are executed under either standardized netting agreements or, for exchange-traded derivatives, the relevant contracts for a particular exchange which contain enforceable netting provisions. In certain cases, the Company may have cross-product netting arrangements which allow for netting and set-off of a variety of types of derivatives with a single counterparty. A derivative netting arrangement creates an enforceable right of set-off that becomes effective, and affects the realization or settlement of individual financial assets and liabilities, only following a specified event of default. Collateral requirements associated with the derivative contracts are determined after a review of the creditworthiness of each counterparty, and the requirements are monitored and adjusted daily, typically based on net exposure by counterparty. Collateral is generally in the form of cash or highly liquid U.S. government securities.

In connection with the Company’s secured financing activities, the Company enter into netting agreements and other collateral arrangements with counterparties, which provide for the right to liquidate collateral upon an event of default. Required collateral is generally in the form of cash, equities or fixed-income securities. Default events may include the failure to timely make payments or deliver securities, material adverse changes in financial condition or insolvency, the breach of minimum regulatory capital requirements, or loss of license, charter or other legal authorization necessary to perform under the contract.

In order for an arrangement to be eligible for netting, the Company must have a basis to conclude that such netting arrangements are legally enforceable. The analysis of the legal enforceability of an arrangement differs by jurisdiction, depending on the laws of that jurisdiction. In many jurisdictions, specific legislation exists that provides for the enforceability in bankruptcy of close-out netting under a netting agreement, typically by way of specific exception from more general prohibitions on the exercise of creditor rights.

Even though the Company has enforceable netting arrangements, they do not meet the applicable offsetting criteria, and therefore are not offset in the unaudited consolidated statements of financial condition. In addition, the Company does not offset secured financing assets and liabilities.

The following table presents derivative financial instruments and secured financing transactions that are subject to enforceable netting arrangements, but do not meet the applicable offsetting criteria and therefore were not offset in our unaudited consolidated statements of financial condition, as of the dates indicated:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		March 31, 2013
		Net amount of
		Assets Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Received	Amount
		(In thousands)
Derivatives		$23,233	$-	$-	$23,233
Resale agreements and securities borrowings	(1)	60,000	-	-	60,000
Total		$83,233	$-	$-	$83,233

		December 31, 2012
		Net amount of
		Assets Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Received	Amount
		(In thousands)
Derivatives		$21,889	$-	$-	$21,889
Resale agreements and securities borrowings	(1)	80,000	-	-	80,000
Total		$101,889	$-	$-	$101,889

(1) Excludes the impact of non-cash collateral. These secured financing transactions are fully collateralized.

The following table presents derivative financial instruments and secured financing transactions subject to enforceable netting arrangements that do not meet the applicable offsetting criteria and therefore were not offset in our unaudited consolidated statements of financial condition, as of the dates indicated:

		March 31, 2013
		Net amount of
		Liabilities
		Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Provided	Amount
		(In thousands)
Derivatives		$22,615	$-	$-	$22,615
Repurchase agreements and securities lending	(1)	1,489,295	-	-	1,489,295
Total		$1,511,910	$-	$-	$1,511,910

		December 31, 2012
		Net amount of
		Liabilities
		Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Provided	Amount
		(In thousands)
Derivatives		$21,302	$-	$-	$21,302
Repurchase agreements and securities lending	(1)	1,692,931	-	-	1,692,931
Total		$1,714,233	$-	$-	$1,714,233

(1) Excludes the impact of non-cash collateral. These secured financing transactions are fully collateralized.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 –  BUSINESS SEGMENTS

The Company segregates its businesses into the following major reportable segments of business: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.  The operations and results of BBVAPR for the period from January 1, 2013 to March 31, 2013 are considered a separate segment from those reportable segments detailed above.  During that period, management evaluated the performance of this acquired business as a stand-alone segment rather than allocated to the aforementioned reportable segments.  The Company is in the process of assessing the distribution of said operations into existing or new reportable segments. The integration process is expected to occur during the year 2013 and will result in the distribution of said operations into the existing or new reportable segments, as deemed applicable.

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for the Company’s own portfolio. As part of its mortgage banking activities, the Company may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Financial Services is comprised of the Bank’s trust division, Oriental Financial Services, OFS Securities, Oriental Insurance, and CPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.

The Treasury segment encompasses all of the Company’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31, 2013
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$101,524	$86	$12,018	$113,628	$-	$113,628
Interest expense	(7,461)	(60)	(13,525)	(21,046)	-	(21,046)
Net interest income	94,063	26	(1,507)	92,582	-	92,582
Provision for non-covered loan and lease losses	(7,916)	-	-	(7,916)	-	(7,916)
Provision for covered loan and lease losses	(672)	-	-	(672)	-	(672)
Non-interest income (loss)	1,694	7,700	(138)	9,256	-	9,256
Non-interest expenses	(60,055)	(4,462)	(415)	(64,932)	-	(64,932)
Intersegment revenue	383	-	-	383	(383)	-
Intersegment expenses	-	(302)	(81)	(383)	383	-
Income (loss) before income taxes	$27,497	$2,962	$(2,141)	$28,318	$-	$28,318
Total assets	$6,989,744	$39,511	$2,539,649	$9,568,904	$(866,353)	$8,702,551

	Quarter Ended March 31, 2012
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$39,665	$-	$30,254	$69,919	$-	$69,919
Interest expense	(6,409)	-	(24,525)	(30,934)	-	(30,934)
Net interest income	33,256	-	5,729	38,985	-	38,985
Provision for non-covered loan and lease losses	(3,000)	-	-	(3,000)	-	(3,000)
Provision for covered loan and lease losses, net	(7,157)	-	-	(7,157)	-	(7,157)
Non-interest income	273	5,790	6,702	12,765	-	12,765
Non-interest expenses	(22,192)	(4,888)	(1,923)	(29,003)	-	(29,003)
Intersegment revenue	403	-	-	403	(403)	-
Intersegment expenses	-	(308)	(95)	(403)	403	-
Income before income taxes	$1,583	$594	$10,413	$12,590	$-	$12,590
Total assets	$3,249,248	$15,230	$3,898,848	$7,163,326	$(701,164)	$6,462,162

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2013	2012	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$113,628	$69,919	62.5%
Interest expense	21,046	30,934	-32.0%
Net interest income	92,582	38,985	137.5%
Provision for non-covered loan and lease losses	7,916	3,000	163.9%
Provision for covered loan and lease losses, net	672	7,157	-90.6%
Total provision for loan and lease losses, net	8,588	10,157	-15.4%
Net interest income after provision for loan and lease losses	83,994	28,828	191.4%
Non-interest income	9,256	12,764	-27.5%
Non-interest expenses	64,932	29,002	123.9%
Income before taxes	28,318	12,590	124.9%
Income tax expense	7,126	1,937	267.9%
Net income	21,192	10,653	98.9%
Less: dividends on preferred stock	(3,465)	(1,201)	153.0%
Income available to common shareholders	$17,727	$9,452	87.5%
PER SHARE DATA:
Basic	$0.39	$0.23	68.8%
Diluted	$0.37	$0.23	61.1%
Average common shares outstanding	45,595	41,043	11.1%
Average common shares outstanding and equivalents	52,892	41,162	28.5%
Cash dividends declared per common share	$0.06	$0.06	20.0%
Cash dividends declared on common shares	$2,737	$2,442	12.0%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.95%	0.65%	45.9%
Return on average common equity (ROE)	10.14%	6.00%	69.0%
Equity-to-assets ratio	10.00%	10.67%	-6.3%
Efficiency ratio	56.08%	57.48%	-2.4%
Interest rate spread	4.63%	2.54%	82.3%
Interest rate margin	4.65%	2.60%	78.8%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2013	2012	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$2,048,466	$2,233,265	-8.3%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,834,646	4,786,718	1.0%
Loans and leases covered under shared-loss agreements with the FDIC, net	379,734	395,307	-3.9%
Total investments and loans	$7,262,846	$7,415,290	-2.1%
Deposits and borrowings
Deposits	$5,563,514	$5,689,559	-2.2%
Securities sold under agreements to repurchase	1,491,675	1,695,247	-12.0%
Other borrowings	622,188	792,437	-21.5%
Total deposits and borrowings	$7,677,377	$8,177,243	-6.1%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,671	52,671	0.0%
Additional paid-in capital	537,500	537,453	0.0%
Legal surplus	54,128	52,143	3.8%
Retained earnings	83,739	70,734	18.4%
Treasury stock, at cost	(80,847)	(81,275)	0.5%
Accumulated other comprehensive income	47,051	55,880	-15.8%
Total stockholders' equity	$870,242	$863,606	0.8%
Per share data
Book value per common share	$15.44	$15.31	0.8%
Tangible book value per common share	$13.73	$13.59	1.0%
Market price at end of period	$15.51	$13.35	16.2%
Capital ratios
Leverage capital	8.07%	6.42%	25.7%
Tier 1 risk-based capital	13.24%	12.94%	2.3%
Total risk-based capital	15.26%	15.15%	0.7%
Tier 1 common equity to risk-weighted assets	9.44%	9.11%	3.6%
Financial assets managed
Trust assets managed	$2,594,560	$2,514,401	3.2%
Broker-dealer assets gathered	2,792,643	2,722,197	2.6%
Total assets managed	$5,387,203	$5,236,598	2.9%

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our annual report on 2012 Form 10-K (the “2012 Form 10-K”).

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our annual report on Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•	Business combination
•	Allowance for loan and lease losses
•	Financial instruments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit and Compliance Committee of our Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2012 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the foregoing “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our 2012 Form 10-K for discussion of the uncertainties, risks and assumptions associated with these statements.

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer and mortgage lending; auto loans; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service.  The Company has 64 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

The Company’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance agency, and retirement plan administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, the Company’s commitment is to continue producing a balanced and growing revenue stream.

The BBVAPR Acquisition, the deleveraging of the Company’s investment securities portfolio, and the continued organic growth of its banking operations have transformed the profitability of the Company in line with its strategic direction.  The Company has begun to realize the anticipated benefits of the BBVAPR Acquisition as reflected by its significantly larger and higher yielding loan assets, a significantly larger deposit base and balances, and a sharply reduced size of its investment securities portfolio.  It expects to continue to benefit from a more diverse business portfolio as well as increased scale and leadership in its market.

In the first quarter of 2013, the Company’s return on assets was 0.95%, return on equity was 10.14%, and the efficiency ratio stood at 56.1%, all of which represent improvements from the preceding quarter and the first quarter of 2012.  Income available to common shareholders increased to $17.7 million, or $0.37 per diluted share, and interest income from loans increased 153.4% from the first quarter of 2012 and 109.8% from the preceding quarter, while net interest margin expanded to 4.65% from 2.60% in the first quarter of 2012 and 2.95% in the preceding quarter.

Operating revenue for quarter ended March 31, 2013 increased 96.8%, or $50.1 million, to $101.8 million when compared to the same period in 2012.  The table below presents the Company’s operating revenue for the quarters ended March 31, 2013 and 2012:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
OPERATING REVENUE
Net interest income	$92,582	$38,985
Non-interest income, net	9,256	12,764
Total operating revenue	$101,838	$51,749

Interest Income

Total interest income for the quarter ended March 31, 2013 increased 62.5% to $113.6 million, as compared to the same period in 2012.  This was a result of an increase in interest income from loans of $60.8 million or 153.4% when compared to 2012 partially offset by a decrease in interest income from investments of $17.1 million or 56.6% when compared to 2012.  The increase in interest income from loans is mainly related to the BBVAPR Acquisition in which the non-covered loans portfolio increased by approximately $3.6 billion.  In addition, the yield on non-covered loans increased from 6.05% in the quarter ended March 31, 2012 to 6.64% in the quarter ended March 31, 2013.  Interest income on covered loans decreased $1.3 million when compared to the quarter ended March 31, 2012, but the yield on covered loans increased from 17.52% in the quarter ended March 31, 2012 to 20.69% in the quarter ended March 31, 2013.  This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The accretable yield amounted to $174.1 million at March 31, 2013 compared to $174.9 million at December 31, 2012.

Interest income from investments reflects a 56.6% decrease for the quarter ended March 31, 2013, primarily related to the lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012.

Interest Expense

Total interest expense for the quarter ended March 31, 2013 decreased 32.0% to $21.0 million as compared to the quarter ended March 31, 2012.  This reflects the lower cost of both, borrowings (1.87% vs. 2.48%) and deposits (0.75% vs. 1.58%) for the quarter ended March 31, 2013 as compared to the quarter ended March 31, 2012, which reflects continuing progress in the repricing of the Company’s core retail deposits and further reductions in its cost of funds.  During 2012, the Company either renewed or terminated approximately $1 billion in repurchase agreements, with an average cost between 2.86% and 4.72%.  The repurchase agreements that were renewed have an effective rate of less than 1%.

Net Interest Income

Net interest income for the quarter ended March 31, 2013 was $92.6 million, an increase of 137.5% when compared with the same period for 2012.  The increase was mostly due to the net effect of a 342.9% increase in interest income from non-covered loans as a result of higher loan balances following the BBVAPR Acquisition and a 32.0% decrease in interest expense due to lower cost of funds, partially offset by a decrease of 56.6% on interest income from investments, related to lower yields and a lower balance in the investment securities portfolio.

Net interest margin of 4.65% for the quarter ended March 31, 2013 increased 205 basis points when compared to the quarter ended March 31,  2012.

Provision for Loan Losses

Provision for non-covered loans losses for the quarter ended March 31,  2013 increased $4.9 million when compared to the quarter ended March 31, 2012, mostly due to the related increase in loan average balances in 2013.  Provision for covered loans losses for the quarter ended March 31, 2013 decreased $6.5 million when compared to the quarter ended March 31, 2012, as some covered construction and development and commercial real estate loan pools underperformed during the first quarter of 2012, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.

Non-Interest Income

In the first quarter of 2013, core banking and financial services revenue increased 102.2% to $23.2 million as compared to the first quarter of 2012, primarily reflecting a $9.3 million increase in banking services revenue to $12.4 million, attributed to an increase of 140.0% in deposits, principally attributed to the BBVAPR Acquisition.

Net amortization of the FDIC shared-loss indemnification asset of $12.9 million for the first quarter of 2013 compared to a $4.8 million for the first quarter of 2012 resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.  As a result of such evaluation, the Company expects a decrease in losses to be collected from the FDIC and improved expected cash flows on the covered loans.  This reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared-loss agreements.  This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

There was no gain or loss on the sale of securities in the first quarter of 2013 as compared to a $7.4 million gain in the first quarter of 2012, as the Company sold investment securities with a book value of $202.8 million.

Non-Interest Expense

Non-interest expense increased to $64.9 million for the quarter ended March 31, 2013 compared to $29.0 million in the quarter ended March 31, 2012 due to the Company’s expanded operations as a result of the BBVAPR Acquisition.  Also included in the quarter ended March 31, 2013 is an accrual of $3.8 million towards the planned early termination of a contract with the third party servicer of certain loan portfolios acquired in the FDIC-assisted acquisition and $1.7 million of integration costs.

The efficiency ratio for the first quarter of 2013 was 56.08% compared to 57.48% for the first quarter of 2012.

Income Tax Expense

Income tax expense was $7.1 million for the first quarter of 2013 compared to $1.9 million for the first quarter of 2012.  The increase in income tax expense is attributed to lower tax-exempt income and that there were no sale of investment securities during the quarter ended March 31, 2013, whose gains are generally taxed at a special capital gains tax rate lower than the regular income tax rate.

Income Available to Common Shareholders

For the first quarter of 2013, the Company’s income available to common shareholders amounted to $17.7 million compared to $9.5 million for the first quarter of 2012.  Income per basic common share and fully diluted common share was $0.39 and $0.37, respectively, for the first quarter of 2013 compared to income per basic and fully diluted common share of $0.23 for the first quarter of 2012.  Dividends declared on preferred stock for the first quarter of 2013 amounted to $3.5 million as compared to $1.2 million for the first quarter of 2012.

Interest Earning Assets

The loan portfolio remained stable at $5.214 billion at March 31, 2013 compared to $5.182 billion at December 31, 2012.  The investment portfolio of $2.048 billion at March 31, 2013 decreased 8.27% compared to $2.233 billion at December 31, 2012.  The decrease in the investment portfolio is mainly due to redemptions and maturities of investments securities available for sale.

Interest Bearing Liabilities

Total deposits amounted to $5.564 billion at March 31, 2013, a decrease of 2.2% compared to $5.690 billion at December 31, 2012. Core retail deposits, which exclude institutional and brokered deposits, remained approximately level compared to December 31, 2012, while wholesale deposits decreased 11.0%.  Securities sold under agreements to repurchase decreased 12% or $203 million as the Company used available cash to pay off a $200 million repurchase agreement at maturity. During this quarter, the Company also repurchased and cancelled, prior to maturity, a former BBVAPR subordinated note of $50 million.

Stockholders’ Equity

Stockholders’ equity at March 31, 2013 was $870.2 million compared to $863.6 million at December 31, 2012, an increase of 0.77%. This increase reflects the net income for the quarter, partially offset by  the change in other comprehensive income for the quarter.

Book value per share was $15.44 at March 31, 2013 compared to $15.31 at December 31, 2012.

The Company maintains capital ratios in excess of regulatory requirements. At March 31, 2013, Tier 1 Leverage Capital Ratio was 8.07% (2.02 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 13.24% (3.31 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 15.26% (1.91 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter ended March 31, 2013 was 10.14%, up from 6.00% for the quarter ended March 31, 2012.  Return on average assets (“ROA”) for the quarter ended March 31, 2013 increased to 0.95% from 0.65% for the same period in 2012.  The increase in both is mostly due to a 98.9% increase in net income from $10.7 million in the quarter ended March 31, 2012 to $21.2 million in the quarter ended March 31, 2013.

Assets under Management

Assets managed by the Company’s trust division, the retirement plan administration subsidiary (CPC), and the broker-dealer subsidiaries increased from $5.237 billion as of December 31, 2012 to $5.387 billion as of March 31, 2013. The trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans.  At March 31, 2013, total assets managed by the Company’s trust division and CPC increased to $2.594 billion, compared to $2.514 billion at December 31, 2012, mainly related to employer and employee account contributions and capital market appreciation. At March 31, 2013, total assets managed by the broker-dealer subsidiaries from its customer investment accounts increased to $2.793 billion, compared to $2.722 billion at December 31, 2012.

Lending

Total loan production of $275.1 million for the quarter ended March 31, 2013 increased 149.7% over the quarter ended March 31, 2012.  Total auto loan production of $101.0 million for the quarter ended March 31, 2013 increased 2,113% from the quarter ended March 31, 2012.  Both increases are directly related to BBVAPR Acquisition.

Mortgage loan production of $77.1 million for the quarter ended March 31 2013 increased 71.3% from the quarter ended March 31, 2012.  The Company sells most of its conforming mortgages in the secondary market and retains servicing rights. As a result, mortgage banking activities reflect originations as well as a growing servicing portfolio, which is a source of recurring revenue.

Commercial loans production for the quarter ended March 31, 2013 totalled $74.0 million, an increase of 33.6% from the quarter ended March 31, 2012.

Consumer loans production for the quarter ended March 31, 2013 totalled $22.9 million, up 343.8% from the quarter ended March 31, 2012.

Credit Quality on Non-Covered Loans

Net credit losses increased $733 thousand to $3.4 million for the quarter ended  March 31, 2013, representing 0.98% of average non-covered loans originated, versus 0.88% for the quarter ended March 31, 2012.  Our allowance coverage however, remained stable compared to December 31, 2012.  The allowance for loan and lease losses on non-covered loans increased to $42.7 million, $42.3 on non-covered originated loans (2.91% of total non-covered originated loans) at March 31, 2013 compared to $39.9 million (3.17% of total non-covered loans) at December 31, 2012.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, remained stable at March 31, 2013 compared to December 31, 2012.

Non-GAAP Measures

The Company uses certain non-GAAP measures of financial performance to supplement the consolidated financial statements presented in accordance with GAAP.  The Company presents non-GAAP measures that management believes are useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning, are not required to be uniformly applied, and are not audited.  Therefore, they are unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP.

The Company’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax pre-provision operating income basis (defined as net interest income, plus banking and financial services revenue, less non-interest expenses, as calculated on the table below). The Company’s management believes that, given the nature of the items excluded from the definition of pre-tax pre-provision operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Company’s continuing business.

During the quarter ended March 31, 2013, the Company’s pre-tax pre-provision operating income was approximately $56.4 million, an increase of 162.8% from $21.5 million in the same quarter last year. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended March 31,
	2013	2012
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$92,582	$38,985
Core non-interest income:
Financial service revenue	7,660	5,889
Banking service revenue	12,382	3,080
Mortgage banking activities	3,153	2,502
Total core non-interest income	23,195	11,471
Non-interest expenses	(64,932)	(29,002)
Less merger and restructuring charges	5,534	-
	(59,398)	(29,002)
Total pre-tax pre-provision operating income	$56,379	$21,454

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

Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Company’s capital position.  Furthermore, management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither Tier 1 common equity nor tangible common equity or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

At March 31, 2013, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 7.20% and 11.87%, respectively, from 6.74% and 11.82% at December 31, 2012.  Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at March 31, 2013 increased to 16.49% and 9.44%, respectively, from 16.48% and 9.11% at December 31, 2012.

ANALYSIS OF RESULTS OF OPERATIONS

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2013 AND 2012

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$113,628	$69,919	5.76%	4.66%	$7,884,195	$6,006,728
Tax equivalent adjustment	7,618	19,257	0.39%	1.28%	-	-
Interest-earning assets - tax equivalent	121,246	89,176	6.15%	5.94%	7,884,195	6,006,728
Interest-bearing liabilities	21,046	30,934	1.08%	2.12%	7,801,223	5,823,296
Tax equivalent net interest income / spread	100,200	58,242	5.07%	3.82%	82,972	183,432
Tax equivalent interest rate margin			5.08%	3.88%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	12,809	29,853	2.43%	3.21%	2,107,295	3,722,006
Trading securities	19	-	9.79%	-	776	-
Money market investments	308	402	0.22%	0.27%	550,084	594,326
Total investments	13,136	30,255	1.98%	2.80%	2,658,155	4,316,332
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	11,442	12,713	5.56%	6.09%	823,356	835,592
Commercial	4,896	4,096	5.20%	5.55%	376,676	295,043
Consumer	1,197	766	8.70%	7.44%	55,047	41,194
Auto	2,845	548	11.52%	8.16%	98,752	26,878
Total originated non-covered loans	20,380	18,123	6.02%	6.05%	1,353,831	1,198,707
Acquired
Mortgage	11,170	-	5.34%	-	836,052	-
Commercial	26,371	-	7.06%	-	1,494,688	-
Consumer	5,548	-	12.37%	-	179,378	-
Auto	16,794	-	6.92%	-	970,937	-
Total acquired non-covered loans	59,883	-	6.88%	-	3,481,055	-
Total non-covered loans	80,263	18,123	6.64%	6.05%	4,834,886	1,198,707
Loans covered under shared-loss agreements with the FDIC:
Loans secured by residential properties	5,930	6,197	18.01%	15.76%	131,696	157,278
Commercial and construction	12,018	12,668	19.52%	17.53%	246,259	289,054
Leasing	1,998	2,372	145.89%	28.81%	5,478	32,931
Consumer	283	304	14.66%	9.79%	7,721	12,426
Total covered loans	20,229	21,541	20.69%	17.52%	391,154	491,689
Total loans	100,492	39,664	7.69%	9.39%	5,226,040	1,690,396
Total interest earning assets	113,628	69,919	5.76%	4.66%	7,884,195	6,006,728
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	766,628	175,224
NOW accounts	3,741	2,549	1.03%	1.25%	1,454,274	815,277
Savings and money market	1,807	591	0.84%	1.00%	858,842	235,275
Individual retirement accounts	1,857	2,340	2.00%	2.57%	372,140	364,499
Retail certificates of deposit	3,242	2,127	1.87%	2.35%	693,107	361,799
Total core deposits	10,647	7,607	1.03%	1.56%	4,144,991	1,952,074
Institutional certificates of deposit	2,695	598	1.79%	2.10%	601,044	113,913
Brokered deposits	1,989	1,041	0.93%	1.70%	856,139	244,891
	4,684	1,639	1.29%	1.83%	1,457,183	358,804
Deposits fair value premium amortization	(5,267)	(160)	-	-	-	-
Core deposit intangible amortization	414	36	-	-	-	-
Total deposits	10,478	9,122	0.75%	1.58%	5,602,174	2,310,878
Borrowings:
Securities sold under agreements to repurchase	7,263	17,570	1.91%	2.30%	1,524,876	3,058,119
Advances from FHLB and other borrowings	1,645	3,614	1.24%	4.38%	529,499	329,855
FDIC-guaranteed term notes	-	299	-	1.35%	-	88,361
Subordinated capital notes	1,660	328	4.59%	3.64%	144,674	36,083
Total borrowings	10,568	21,811	1.92%	2.48%	2,199,049	3,512,418
Total interest bearing liabilities	21,046	30,933	1.08%	2.12%	7,801,223	5,823,296
Net interest income / spread	$92,582	$38,986	4.69%	2.54%
Interest rate margin			4.70%	2.60%
Excess of average interest-earning assets over average interest-bearing liabilities					$82,972	$183,432
Average interest-earning assets to average interest-bearing liabilities ratio					101.06%	103.15%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(11,623)	$(5,496)	$(17,119)
Loans	50,570	10,258	60,828
Total interest income	38,947	4,762	43,709
Interest Expense:
Deposits	12,996	(11,640)	1,356
Securities sold under agreements to repurchase	(8,809)	(1,513)	(10,322)
Other borrowings	2,052	(2,974)	(922)
Total interest expense	6,239	(16,127)	(9,888)
Net Interest Income	$32,708	$20,889	$53,597

Net Interest Income

Net interest income is a function of the difference between rates earned on the Company’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). Table 1 above show the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2013 and 2012.

Net interest income amounted to $92.6 million for the first quarter of 2013, a 137.5% increase from $39.0 million in the first quarter of 2012. These changes reflect a decrease of 32.0% in interest expense and an increase of 153.4% in interest income from loans, partially offset by a 56.6% decrease in interest income from investments.

Interest rate spread for the first quarter of 2013 increased 215 basis points to 4.69% from 2.54% in the first quarter of 2012. This increase is mainly due to the net effect of a 104 basis points decrease in the average cost of funds from 2.12% to 1.08%, and a 110 basis points increase in the average yield of interest-earning assets from 4.66% to 5.76%.

The increase in interest income was primarily the result of an increase of $38.9 million in interest-earning assets volume variance, and a $4.8 million increase in interest rate variance.   Interest income from loans increased 153.4% to $100.5 million for the quarter ended March 31, 2013 mainly due to the loan portfolio acquired as part of the BBVAPR Acquisition.  This was mitigated by the fact that interest income from covered loans during the quarter ended March 31, 2013 decreased 6.1% to $20.2 million.  Interest income on investments decreased 56.6% to $13.1 million in the first quarter of 2013, compared to the first quarter of 2012, reflecting a lower balance in the investment securities portfolio, a lower yield on investment securities, and an increase in premium amortization due to increased prepayment speeds.

Interest expense decreased 32.0% to $21.0 million for the quarter ended March 31, 2013. This decrease was primarily the result of a $16.1 million decrease in interest rate variance, and a $6.2 million increase in interest-bearing liabilities volume variance.  The decrease in interest rate variance is due to a reduction in the cost of funds and the increase in the volume variance is due to the increase in the balance of deposits.  The interest rate spread on interest-bearing liabilities decreased 104 basis points to 1.08% for the quarter ended March 31, 2013, compared to the same period in 2012.  The cost of deposits decreased 83 basis points to 0.75% for the first quarter of 2013, compared to 1.58% for the first quarter of 2012, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost wholesale deposits during the period.  The cost of borrowings decreased by 56 basis points to 1.92% in the first quarter of 2013, compared to 2.48% for the first quarter of 2012.

For the quarter ended March 31, 2013, the average balance of total interest-earning assets was $7.884 billion, an increase of 31.3% from the quarter ended March 31, 2012.  The increase in average balance of interest-earning assets was mainly attributable to an increase in average loans for the quarter ended March 31, 2013 of 209.2%, resulting from the loan portfolio acquired from BBVAPR, mitigated by a reduction of 38.4% in average investments for the quarter ended March 31, 2013 as a result of the sale of investments made during 2012 as part of the deleverage plan in connection with the BBVAPR Acquisition.

For the quarter ended March 31, 2013, the average yield on interest-earning assets was 5.76% compared to 4.66% for the same period in 2012. This was mainly due to the increase in average balance and higher average yields in the non-covered loan portfolio as a result of the BBVAPR Acquisition, which portfolio had an average yield of 6.64% for quarter ended March 31, 2013, compared to 6.05% for the quarter ended March 31, 2012.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2013	2012	Variance

Financial service revenue	$7,660	$5,889	30.1%
Banking service revenue	12,382	3,080	302.0%
Mortgage banking activities	3,153	2,502	26.0%
Total banking and financial service revenue	23,195	11,471	102.2%
Net (amortization) accretion of FDIC shared-loss indemnification asset	(12,871)	(4,827)	-166.6%
Net gain (loss) on:
Sale of securities available for sale	-	7,360	-100.0%
Derivatives	(298)	-	-100.0%
Foreclosed real estate	(1,793)	(398)	-350.5%
Early extinguishment of subordinated capital notes	1,061	-	100.0%
Other	(38)	(842)	95.5%
	(13,939)	1,293	-1178.0%
Total non-interest income, net	$9,256	$12,764	-27.5%

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

As shown in Table 2 above, the Company recorded non-interest income in the amount of $9.3 million for the quarter ended March 31, 2013, compared to $12.8 million for the quarter ended March 31, 2012, a decrease of $3.5 million.

During the quarter ended March 31, 2013, the Company did not have a gain or loss on sale of securities as compared to the quarter ended March 31, 2012, in which the Company had $7.4 million gain on sale of securities.

Also, the increase in the net amortization of the FDIC shared-loss indemnification asset to $12.9 million for the quarter ended March 31, 2013, compared to $4.8 million for the quarter ended March 31, 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced losses expected to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans. The reduction in claimable losses amortizes the share-loss indemnification asset through the life of the shared loss agreement.  This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 302% to $12.4 million in the quarter ended March 31, 2013, from $3.0 million in the quarter ended March 31, 2012.  This increase for the quarter ended March 31, 2013 is attributable to an increase in transaction volume due to increase in the deposit portfolio as a result of the BBVAPR Acquisition.

Financial service revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 30% to $7.7 million in the quarter ended March 31, 2013, from $5.9 million for the quarter ended March 31, 2012, due to increased brokerage, trust and insurance business and transactions as a result of the BBVAPR Acquisition.

Income generated from mortgage banking activities increased 26% to $3.2 million for the quarter ended March 31, 2013, compared to $2.5 million for the quarter ended March 31, 2012. Such increase is mainly a result of an increase in mortgage loan production for the first quarter of 2013 when compared to the first quarter of 2012.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2013	2012	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$23,249	$10,365	124.3%
Professional and service fees	9,122	5,420	68.3%
Occupancy and equipment	9,216	4,209	119.0%
Insurance	2,678	1,820	47.1%
Electronic banking charges	3,728	1,558	139.3%
Advertising, business promotion, and strategic initiatives	1,409	848	66.2%
Merger and restructuring charges	5,534	-	100.0%
Foreclosure, repossession and other real estate expenses	1,505	749	100.9%
Loan servicing and clearing expenses	1,475	967	52.5%
Taxes, other than payroll and income taxes	2,622	1,174	123.3%
Communication	864	389	122.1%
Printing, postage, stationery and supplies	1,166	308	278.6%
Director and investors relations	236	309	-23.6%
Other operating expenses	2,128	886	140.2%
Total non-interest expenses	$64,932	$29,002	123.9%
Relevant ratios and data:
Efficiency ratio	56.08%	57.48%
Compensation and benefits to non-interest expense	35.81%	35.74%
Compensation to total assets owned	1.07%	0.64%
Average number of employees	1,587	745
Average compensation per employee	$58.6	$55.7
Assets owned per average employee	$5,483	$8,674

Non-Interest Expenses

Non-interest expense for the quarter ended March 31, 2013 reached $64.9 million, representing an increase of 124% compared to $29.0 million for the quarter ended March 31, 2012.

Compensation and employee benefits for the quarter ended March 31, 2013 increased 124% to $23.2 million from $10.4 million for the quarter ended March 31, 2012.  The increase is mainly driven by the integration of the employees of BBVAPR.  This represented an increase of approximately $11.6 million for the quarter ended March 31, 2013.

Professional and service fees increased 68.3% to $9.1 million for the quarter ended March 31, 2013 from $5.4 million for the quarter ended March 31, 2012 mainly due to non-recurring professional expenses related to the BBVAPR integration.

Occupancy and equipment increased 119% to $9.2 million for the quarter ended March 31, 2013 from $4.2 million for the first quarter of 2012 as a result of the BBVAPR Acquisition in which the branch network increased by approximately 30 branches when compared to the same period a year ago and the building where our new headquarters are located was also acquired.

Electronic banking charges increased 139.3% to $3.7 million in the quarter ended March 31, 2013 from $1.6 million in 2012, mostly due to the increase in expenses related to merchant business and card interchange transactions due to our banking business growth.

During the first quarter of 2013, the Company incurred $5.5 million in expenses related to the merger and restructuring charges.  This amount includes a $3.8 million charge related to an early termination of a contract with a third party servicer of certain loan portfolios acquired in the FDIC-assisted transaction and $950 thousand related to systems integration.  These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

Taxes, other than payroll and income taxes, for the quarter ended March 31, 2013 increased 123.3% to $2.6 million as compared to the quarter ended March 31, 2012.

Foreclosure, repossession and other real estate expenses for the quarter ended March 31, 2013 increased 100.9% to $1.5 million as compared to the same quarter in 2012, principally due to an increase in foreclosures during the first quarter of 2013 as compared to the same quarter in 2012.

Advertising, business promotion, and strategic initiatives for the quarter ended March 31, 2013 increased 66.2% as compared to the same period in 2012, primarily to support the expansion of commercial banking and the Company’s rebranding.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 56.08% for the quarter ended March 31, 2013 from 57.48% in the same quarter last year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, net accretion or amortization of FDIC shared-loss indemnification assets, losses on early extinguishment of repurchase agreements, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $13.9 million for the quarter ended March 31, 2013 compared to gains of $1.3 million for the quarter ended March 31, 2012. Revenue for purposes of the efficiency ratio for the quarter ended March 31, 2013 amounted to $115.8 million compared to $50.4 million for the same quarter in 2012.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter ended March 31, 2013 totaled $7.9 million. Provision for originated loan and lease losses for the quarter ended March 31, 2013 was $5.8 million, a 93.2% increase when compared to the quarter ended March 31, 2012, mainly related to the increase in loan average balance. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended March 31, 2013 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks. The increase in the provision for non-covered loan and lease losses on originated loans for the quarter ended March 31, 2013 is supported by the following observed trends:

  • Originated loans and leases that are 90 days past due to total gross loans decreased from 11.0% at December 31, 2012 to 8.6% at March 31, 2013.

  • Non-accruing originated loans and leases decreased from $145.1 million at December 31, 2012 to $130.5 million at March 31, 2013.

During the first quarter of 2013, net credit losses amounted to $3.4 million, an increase of 27.7% when compared to $2.7 million for the quarter ended March 31, 2012.  The increase was primarily due to an increase in net credit losses for mortgage loans of $1.6 million.

Total charge-offs on originated loans increased 25.6% to $3.5 million in for the first quarter of 2013 as compared to the first quarter of 2012, and total recoveries slightly increased from $123 thousand in first quarter of 2012 to $100 thousand in the same period for 2013. As a result, the recoveries to charge-offs ratio decreased from 4.44% in the first quarter of 2012 to 2.87% in the first quarter of 2013.

The loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for the quarter ended March 31, 2013 was $2.1 million. Loans acquired in the BBVAPR.  Acquisition accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy) were also recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. They had no provision for loan and lease losses at March 31, 2013 and December 31, 2012.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Company records an allowance for loan and lease losses. Also, the Company records an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.  Provision for covered loans and lease losses for the first quarter of 2013 was $672 thousand, reflecting the Company’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. During the first quarter of 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Income tax expense was $7.1 million for the quarter ended March 31, 2013 compared to $1.9 million for the same quarter in 2012.  The increase was mainly due to the 125% increase in income before taxes when compared to the quarter ended March 31, 2012. The effective income tax rate increased from 15% at March 31, 2012 to 25% at March 31, 2013 because of lower exempt income and the fact that there were no sales of securities during the quarter ended March 31, 2013, whose gains are taxed at a special rate lower than the regular income tax rate.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,
	2013	2012	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,553,110	$1,693,448	-8.3%
Obligations of US Government sponsored agencies	18,536	21,847	-15.2%
US Treasury securities	11,500	26,496	-56.6%
CMOs issued by US Government sponsored agencies	271,608	291,400	-6.8%
GNMA certificates	12,897	15,165	-15.0%
Puerto Rico Government and agency obligations	120,396	120,520	-0.1%
FHLB stock	33,458	38,411	-12.9%
Other debt securities	25,108	25,410	-1.2%
Other investments	1,853	568	226.2%
Total investments	2,048,466	2,233,265	-8.3%
Loans:
Loans not covered under shared-loss agreements with the FDIC	4,799,724	4,762,095	0.8%
Allowance for loan and lease losses on non covered loans	(42,721)	(39,921)	-7.0%
Non covered loans receivable, net	4,757,003	4,722,174	0.7%
Mortgage loans held for sale	77,644	64,544	20.3%
Total loans not covered under shared-loss agreements with the FDIC, net	4,834,647	4,786,718	1.0%
Loans covered under shared-loss agreements with the FDIC	432,708	449,431	-3.7%
Allowance for loan and lease losses on covered loans	(52,974)	(54,124)	2.1%
Total loans covered under shared-loss agreements with the FDIC, net	379,734	395,307	-3.9%
Total loans, net	5,214,381	5,182,025	0.6%
Securities purchased under agreements to resell	60,000	80,000	-25.0%
Total securities and loans	7,322,847	7,495,290	-2.3%
Other assets:
Cash and due from banks	548,770	855,490	-35.9%
Money market investments	12,676	13,205	-4.0%
FDIC shared-loss indemnification asset	266,958	286,799	-6.9%
Foreclosed real estate	81,338	75,447	7.8%
Accrued interest receivable	20,231	17,554	15.3%
Deferred tax asset, net	112,575	117,201	-3.9%
Premises and equipment, net	83,461	84,997	-1.8%
Servicing assets	11,543	10,795	6.9%
Derivative assets	23,233	21,889	6.1%
Goodwill	64,021	64,021	0.0%
Other assets	154,900	150,680	2.8%
Total other assets	1,379,705	1,698,078	-18.7%
Total assets	$8,702,552	$9,193,368	-5.3%
Investments portfolio composition:
FNMA and FHLMC certificates	75.8%	75.8%
Obligations of US Government sponsored agencies	0.9%	1.0%
US Treasury securities	0.6%	1.2%
CMOs issued by US Government sponsored agencies	13.3%	13.0%
GNMA certificates	0.6%	0.7%
Puerto Rico Government and agency obligations	5.9%	5.4%
FHLB stock	1.6%	1.7%
Other debt securities and other investments	1.3%	1.2%
	100.0%	100.0%

Assets Owned

At March 31, 2013, the Company’s total assets amounted to $8.703 billion, a decrease of 5.3% when compared to $9.193 billion at December 31, 2012, and interest-earning assets decreased 2.3% from $7.495 billion at December 31, 2012 to $7.323 billion at March 31, 2013.

At March 31, 2013, investments represented 29% of total interest earning assets while loans represented 71%, compared to 31% and 69%, respectively, at December 31, 2012.

Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds.  At March 31, 2013, the investment portfolio decreased 8.3% to $2.049 billion from $2.233 billion at December 31, 2012.  This decrease is mostly due to the effect of a decrease of $140.3 million in FNMA and FHLMC certificates.  During the quarter ended March 31, 2013, the Company did not have realized gains or losses due to the sale of securities.

The Company’s loan portfolio is comprised of residential loans, home equity loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans.  Auto loans were added as part of the recent BBVAPR Acquisition.  At March 31, 2013, the Company’s loan portfolio, the largest category of the Company’s interest-earning assets increased 0.6% to $5.214 billion compared to the loan portfolio of $5.182 billion at December 31, 2012. The covered loan portfolio decreased $15.6 million, or 3.9%, for the first quarter of 2013. The non-covered loan portfolio increased $47.9 million, or 1%.

At March 31, 2013, the Company’s originated loan portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $792.8 million (54.5% of the gross originated loan portfolio) compared to $804.9 million (64.1% of the gross originated loan portfolio) at December 31, 2012. Mortgage loan production totaled $77.1 million for the quarter ended March 31, 2013, an increase of 71.3% from $45.0 million in the quarter ended March 31, 2012.

•         Commercial loan portfolio amounted to $450.3 million (30.9% of the gross originated loan portfolio) compared to $353.9 million (28.1% of the gross originated loan portfolio) at December 31, 2012. Commercial loan production increased 33.6% to $74.0 million for the first quarter of 2013 from $55.4 million for the first quarter of 2012.

•         Consumer loan portfolio amounted to $65.4 million (4.5% of the gross originated loan portfolio) compared to $48.1 million (3.8% of the gross originated loan portfolio) at December 31, 2012. Consumer loan production increased 343.8% to $23.0 million for the quarter ended March 31, 2013 from $5.2 million for the same period in 2012.

•         Auto and leasing portfolio amounted to $146.7 million (10.1% of the gross originated loan portfolio) compared to $50.7 million (4.0% of the gross originated loan portfolio) at December 31, 2012. Auto and leasing production increased 2112.6% to $101.0 million for the quarter ended March 31, 2013 from $4.6 million for the same period in 2012. The auto business line was added as part of the BBVAPR Acquisition on December 18, 2012. Auto loan production for the quarter ended March 31, 2013 was $97.7 million.

At March 31, 2013, the Company’s non-covered acquired loan portfolio composition were as follows:

•         Mortgage loan portfolio amounted to $791.5 million (23.6% of the gross non-covered acquired loan portfolio).

•         Commercial loan portfolio amounted to $1.461 billion (43.7% of the gross non-covered acquired loan portfolio).

•         Consumer loan portfolio amounted to $169.6 million (5.1% of the gross non-covered acquired loan portfolio).

•         Auto loan portfolio amounted to $924.3 million (27.6% of the gross non-covered acquired loan portfolio).

The FDIC shared-loss indemnification asset amounted to $267.0 million as of March 31, 2013 and $286.8 million as of December 31, 2012. The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements of $6.7 million received from the FDIC during the current quarter, net amortization of $12.9 million and a decrease of $1.8 million in expected net credit impairment losses to be covered under shared-loss agreements, which was partially offset by $1.5 million in incurred expenses to be reimbursed under the shared-loss agreements.

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

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	March 31,	December 31,	Variance
	2013	2012	%
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated loans and leases:
Mortgage	$792,830	$804,942	-1.5%
Commercial	450,312	353,930	27.2%
Auto and leasing	146,689	50,720	189.2%
Consumer	65,363	48,136	35.8%
Total originated loans and leases	1,455,194	1,257,728	15.7%
Acquired loans:
Accounted for under ASC 310-20
Commercial and industrial	315,706	317,632	-0.6%
Construction and commercial real estate	19,153	20,337	-5.8%
Auto	417,649	457,894	-8.8%
Consumer	65,388	68,878	-5.1%
	817,896	864,741	-5.4%
Accounted for under ASC 310-30
Commercial and industrial	934,843	960,502	-2.7%
Construction and commercial real estate	191,521	198,560	-3.5%
Mortgage	791,537	810,235	-2.3%
Auto	506,613	555,510	-8.8%
Consumer	104,257	118,282	-11.9%
	2,528,771	2,643,089	-4.3%
	3,346,667	3,507,830	-4.6%
	4,801,861	4,765,558	0.8%
Deferred loans fees, net	(2,138)	(3,463)	38.3%
Loans receivable	4,799,723	4,762,095	0.8%
Allowance for loan and lease losses on non-covered loans	(42,720)	(39,921)	-7.0%
Loans receivable, net	4,757,003	4,722,174	0.7%
Mortgage loans held-for-sale	77,644	64,544	20.3%
Total loans not covered under shared-loss agreements with FDIC, net	4,834,647	4,786,718	1.0%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	129,472	128,811	0.5%
Construction and development secured by 1-4 family residential properties	13,971	15,969	-12.5%
Commercial and other construction	278,500	289,070	-3.7%
Leasing	2,640	7,088	-62.8%
Consumer	8,125	8,493	-4.3%
Total loans covered under shared-loss agreements with FDIC	432,708	449,431	-3.7%
Allowance for loan and lease losses on covered loans	(52,974)	(54,124)	2.1%
Total loans covered under shared-loss agreements with FDIC, net	379,734	395,307	-3.9%
Total loans receivable, net	$5,214,381	$5,182,025	0.6%

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$753,291	$799,667	-5.8%
NOW accounts	1,430,091	1,647,072	-13.2%
Savings and money market accounts	891,957	634,133	40.7%
Certificates of deposit	2,483,844	2,603,693	-4.6%
Total deposits	5,559,183	5,684,565	-2.2%
Accrued interest payable	4,331	4,994	-13.3%
Total deposits and accrued interest payable	5,563,514	5,689,559	-2.2%
Borrowings:
Short term borrowings	60,846	92,222	-34.0%
Securities sold under agreements to repurchase	1,491,675	1,695,247	-12.0%
Advances from FHLB	425,560	536,542	-20.7%
Federal funds purchased	29,612	9,901	199.1%
Other term notes	7,734	7,734	0.0%
Subordinated capital notes	98,436	146,038	-32.6%
Total borrowings	2,113,863	2,487,684	-15.0%
Total deposits and borrowings	7,677,377	8,177,243	-6.1%

Derivative liabilities	24,024	26,260	-8.5%
Acceptances outstanding	32,512	26,996	20.4%
Other liabilities	98,396	99,263	-0.9%
Total liabilities	$7,832,309	$8,329,762	-6.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	13.6%	14.1%
NOW accounts	25.7%	29.0%
Savings and money market accounts	16.0%	11.2%
Certificates of deposit	44.7%	45.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Short term borrowings	2.9%	3.7%
Securities sold under agreements to repurchase	70.6%	68.1%
Advances from FHLB	20.1%	21.6%
Federal funds purchased	1.4%	0.4%
Other term notes	0.4%	0.3%
Subordinated capital notes	4.6%	5.9%
	100.0%	100.0%
Securities sold under agreements to repurchase
Amount outstanding at period-end	$1,491,675	$1,695,247
Daily average outstanding balance	$1,565,424	$2,888,558
Maximum outstanding balance at any month-end	$1,556,962	$3,060,578

Liabilities and Funding Sources

As shown in Table 6 above, at March 31, 2013, the Company’s total liabilities were $7.832 billion, 6.0% less than the $8.330 billion reported at December 31, 2012.  Deposits and borrowings, the Company’s funding sources, amounted to $7.677 billion at March 31, 2013 versus $8.177 billion at December 31, 2012, a 6.1% decrease.

At March 31, 2013, deposits represented 72% and borrowings represented 28% of interest-bearing liabilities, compared to 70% and 30%, respectively, at December 31, 2012. At March 31, 2013, deposits and accrued interest payable, the largest category of the Company’s interest-bearing liabilities, were $5.564 billion, down 2.2% from $5.690 billion at December 31, 2012. On December 18,

2012, the Company assumed $3.494 billion in deposits of BBVAPR Bank. Core deposits remained stable at $4.130 billion at March 31, 2013 from December 31, 2012, and institutional and brokered deposits decreased 11% to $1.434 billion as of March 31, 2013 from $1.531 billion at December 31, 2012.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, and short-term borrowings. At March 31, 2013, borrowings amounted to $2.114 billion, 15.0% lower than the $2.488 billion reported at December 31, 2012. Repurchase agreements as of March 31, 2013 decreased approximately $203.6 million to $1.492 billion from $1.695 billion at December 31, 2012, as the Company used available cash to pay off a $200 million repurchase agreement at maturity.

As a member of the FHLB, the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $425.6 million and $536.5 million as of March 31, 2013 and December 31, 2012, respectively. These advances mature from April 2013 through April 2017.

Stockholders’ Equity

At March 31, 2013, the Company’s total stockholders’ equity was $870.2 million, a 0.8% increase when compared to $863.6 million at December 31, 2012.  Increase in stockholders’ equity was mainly driven by the income for the quarter, partially offset by changes to other comprehensive income during the quarter.

Tangible common equity to total assets increased to 7.20% from 6.74% at the end of the last year. Tier 1 Leverage Capital Ratio increased to 8.07% from 6.42%, Tier 1 Risk-Based Capital Ratio increased to 13.24% from 12.94%, and Total Risk-Based Capital Ratio increased to 15.26% from 15.15% on December 31, 2012.

The Company maintains capital ratios in excess of regulatory requirements. At March 31, 2013, Tier 1 Leverage Capital Ratio was 2.02 times the minimum requirement of 4.00%, Tier 1 Risk-Based Capital Ratio was 3.31 times the minimum requirement of 4.00%, and Total Risk-Based Capital Ratio was 1.91 times the minimum requirement of 8.00%.

The following are the consolidated capital ratios of the Company at March 31, 2013 and December 31, 2012:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$870,242	$863,606	0.8%
Regulatory Capital Ratios data:
Leverage capital ratio	8.07%	6.42%	25.7%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$698,786	$678,127	3.0%
Minimum tier 1 capital required	$346,284	$422,307	-18.0%
Excess over regulatory requirement	$352,503	$255,820	37.8%
Tier 1 risk-based capital ratio	13.24%	12.94%	2.3%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$698,786	$678,127	3.0%
Minimum tier 1 risk-based capital required	$211,080	$209,634	0.7%
Excess over regulatory requirement	$487,707	$468,493	4.1%
Risk-weighted assets	$5,276,992	$5,240,861	0.7%
Total risk-based capital ratio	15.26%	15.15%	0.7%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$805,320	$794,195	1.4%
Minimum total risk-based capital required	$422,159	$419,269	0.7%
Excess over regulatory requirement	$383,161	$374,926	2.2%
Risk-weighted assets	$5,276,992	$5,240,861	0.7%
Tangible common equity to total assets	7.20%	6.74%	6.8%
Tangible common equity to risk-weighted assets	11.87%	11.82%	0.4%
Total equity to total assets	10.00%	9.39%	6.5%
Total equity to risk-weighted assets	16.49%	16.48%	0.1%
Tier 1 common equity to risk-weighted assets	9.44%	9.11%	3.6%
Tier 1 common equity capital	$497,916	$477,241	4.3%
Stock data:
Outstanding common shares	45,621,199	45,580,281	0.1%
Book value per common share	$15.44	$15.31	0.9%
Market price at end of period	$15.51	$13.35	16.2%
Market capitalization at end of period	$707,585	$608,497	16.3%

			Variance
	2013	2012	%
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$2,737	$2,442	12.1%
Cash dividends declared per share	$0.06	$0.06	0.0%
Payout ratio	16.22%	26.14%	-37.9%
Dividend yield	1.55%	1.98%	-22.0%

The table that follows presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands, except share or per share information)
Total stockholders' equity	$870,242	$863,606
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,131	10,115
Goodwill	(64,021)	(64,021)
Core deposit intangible	(9,048)	(9,463)
Customer relationship intangible	(4,798)	(5,027)
Total tangible common equity	$626,507	$619,210
Total assets	8,702,551	9,193,368
Goodwill	(64,021)	(64,021)
Core deposit intangible	(9,048)	(9,463)
Customer relationship intangible	(4,798)	(5,027)
Total tangible assets	$8,624,685	$9,114,857
Tangible common equity to tangible assets	7.26%	6.79%
Common shares outstanding at end of period	45,621,199	45,580,281
Tangible book value per common share	$13.73	$13.59

The tangible common equity ratio and tangible book value per common share are non-GAAP measures. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Company’s capital position. In connection with the Supervisory Capital Assessment Program, the Federal Reserve Board began supplementing its assessment of the capital adequacy of a large bank holding company based on a variation of Tier 1 capital, known as Tier 1 common equity.

Because Tier 1 common equity is not formally defined by GAAP or, unlike Tier 1 capital, codified in the federal banking regulations, this measure is considered to be a non-GAAP financial measure. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, the Company has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The table below presents a reconciliation of the Company’s total common equity (GAAP) at March 31, 2013 and December 31, 2012 to Tier 1 common equity (non-GAAP):

	March 31,	December 31
	2013	2012
	(In thousands)
Common stockholders' equity	$704,373	$697,721
Unrealized gains on available-for-sale securities, net of income tax	(58,393)	(68,245)
Unrealized losses on cash flow hedges, net of income tax	11,342	12,365
Disallowed deferred tax assets	(80,384)	(85,010)
Disallowed servicing assets	(1,155)	(1,079)
Intangible assets:
Goodwill	(64,021)	(64,021)
Other disallowed intangibles	(13,846)	(14,490)
Total Tier 1 common equity	$497,916	$477,241
Tier 1 common equity to risk-weighted assets	9.44%	9.11%

The following table presents the Company’s capital adequacy information at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
	(In thousands)
Risk-based capital:
Tier 1 capital	$698,786	$678,127
Supplementary (Tier 2) capital	106,544	116,068
Total risk-based capital	$805,330	$794,195
Risk-weighted assets:
Balance sheet items	$4,970,561	$4,927,919
Off-balance sheet items	306,431	312,942
Total risk-weighted assets	$5,276,992	$5,240,861
Ratios:
Tier 1 capital (minimum required - 4%)	13.24%	12.94%
Total capital (minimum required - 8%)	15.26%	15.15%
Leverage ratio	8.07%	6.42%
Equity to assets	10.00%	9.39%
Tangible common equity to assets	7.20%	6.74%

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

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At March 31, 2013 and December 31, 2012, the Company was a “well capitalized” institution for regulatory purposes.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act (i.e., Section 171), which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2013. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.”  At March 31, 2013 and December 31, 2012, the Company’s market capitalization for its outstanding common stock was $707.6 million ($15.51 per share) and $608.5 million ($13.35 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter in 2013, 2012 and 2011:

			Cash
	Price		Dividend
	High	Low	Per share
2013
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06
2011
December 31, 2011	$12.35	$9.19	$0.06
September 30, 2011	$13.20	$9.18	$0.05
June 30, 2011	$13.07	$11.26	$0.05
March 31, 2011	$12.84	$11.40	$0.05

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2013 and at December 31, 2012:

	March 31,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	7.34%	5.75%	27.6%
Actual tier 1 capital	$630,498	$604,997	4.2%
Minimum capital requirement (4%)	$343,805	$420,298	-18.2%
Minimum to be well capitalized (5%)	$429,756	$525,373	-18.2%
Tier 1 Capital to Risk-Weighted Assets	12.19%	11.80%	3.4%
Actual tier 1 risk-based capital	$630,498	$604,997	4.2%
Minimum capital requirement (4%)	$206,808	$205,134	0.8%
Minimum to be well capitalized (6%)	$310,212	$307,701	0.8%
Total Capital to Risk-Weighted Assets	14.23%	14.03%	1.4%
Actual total risk-based capital	$735,713	$719,675	2.2%
Minimum capital requirement (8%)	$413,616	$410,268	0.8%
Minimum to be well capitalized (10%)	$517,020	$512,835	0.8%

Company’s Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and its broker-dealer subsidiaries.  Assets managed by the trust division and the broker-dealer subsidiaries increased to $5.387 billion at March 31 2013 from $5.237 billion at December 31, 2012, mainly as a result of assets managed by the broker-dealer subsidiary acquired in the BBVAPR Acquisition amounting to $507.9 million at March 31 2013, and an increase in employer and employee account contributions and capital market appreciation.

The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans.  At March 31, 2013, total assets managed by the Company’s trust division and CPC amounted to $2.595 billion, compared to $2.514 billion at December 31 2012.  Oriental Financial Services and OFS Securities offer a wide array of investment alternatives to their client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs.  At March 31, 2013, total assets gathered by Oriental Financial Services and OFS Securities from their customer investment accounts increased to $2.793 billion, compared to $2.722 billion in assets gathered at December 31 2012.

Allowance for Loan and Lease Losses and Non-Performing Assets

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 13 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, refer to Table 5 for the composition of the loan portfolio.

Non-covered Loans

At March 31, 2013, the Company’s allowance for non-covered loan and lease losses amounted to $42.7 million.  $42.3 million of such allowance corresponded to originated loans, or 2.91% of total non-covered originated loans at March 31, 2013 compared to $39.9 million or 3.17% of total non-covered originated loans at December 31, 2012. The allowance for residential mortgage loans, consumer loans, and auto and leases increased by 8.5% (or $1.8 million), 53.4% (or $457 thousand), and 226.6% (or $1.2 million), respectively, when compared with balances recorded at December 31, 2012.  The allowance for commercial loans decreased by 4.4%, or $758 thousand, when compared with balances recorded at December 31, 2012.  The unallocated allowance at March 31, 2013 decreased by 79.1%, or $291 thousand, when compared with balances recorded at December 31, 2012.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit cards, floor plans, revolving lines of credit, and auto loans with FICO scores over 660, acquired as part of the BBVAPR Acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Allowance for loan and lease losses recorded for acquired loans as of March 31, 2013 was $386 thousand.

The remaining loans acquired in the BBVAPR Acquisition are accounted for under ASC-310-30 and were recognized at fair value as of December 18, 2012.  The Company does not believe differences between cash flows collected on the loans acquired in the BBVAPR Acquisition accounted for under ASC-310-30 and those anticipated at December 18, 2012 are the result of credit deterioration from our original estimates and thus no allowance for these loans was recorded as of March 31, 2013.

There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses, except for the inclusion of the loans acquired under BBVAPR Acquisition.

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12).  At March 31 2013 and December 31, 2012, the Company had $132.2 million and $146.6 million, respectively, of non-accrual non-covered loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium).  Covered loans and loans acquired from BBVAPR with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30.  At March, 31 2013 and December 31, 2012, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $48.3 million and $52.0 million, respectively.

At March 31 2013, the Company’s non-performing assets decreased 3.2% to $221.3 million (3.84% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $228.5 million (3.72% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2012.  The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At March 31 2013, the allowance for non-covered originated loans and lease losses to non-performing loans coverage ratio was 32.45% (27.13% at December 31, 2012).

The Company follows a conservative residential mortgage lending policy, with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, the Company has never been active in negative amortization loans or adjustable rate mortgage loans, including those with teaser rates, and does not originate construction and development loans.

The following items comprise non-performing assets:

1.       Originated loans:

•         Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan.  At March 31 2013, the Company’s originated non-performing mortgage loans totaled $99.1 million (75.0% of the Company’s non-performing loans), a 13.8% decrease from $115.0 million (78.4% of the Company’s non-performing loans) at December 31, 2012.  Non-performing loans in this category are primarily residential mortgage loans. On April 1, 2011, the Bank changed on a prospective basis its policy to place on non-accrual status residential mortgage loans well collateralized and in process of collection when reaching 90 days past due. All loans that were between 90 and 365 days past due when the policy was changed were also placed on non-accrual status. The interest receivable on such loans is evaluated on a periodic basis against the collateral underlying the loans, and written-down, if necessary. On December 31, 2012, the Bank further revised its policy to reverse against income all interest recorded on residential mortgage loans reaching 90 days past due, including the remaining interest on loans that were between 90 and 365 days past due as of April 1, 2011.  On December 31, 2012, the Bank also charged-off this remaining accrued interest on residential mortgage loans over 90 days past due.  This change in estimate was considered necessary to comply with guidance received from the Company’s regulators.

•         Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At March 31 2013, the Company’s originated non-performing commercial loans amounted to $30.8 million (23.3% of the Company’s non-performing loans), a 4.2% increase when compared to non-performing commercial loans of $29.5 million at December 31, 2012 (20.1% of the Company’s non-performing loans).  Most of this portfolio is collateralized by commercial real estate properties.

•         Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.  At March 31 2013, the Company’s originated non-performing consumer loans amounted to $371 thousand (0.3% of the Company’s total non-performing loans), a 16.1% decrease from $442 thousand at December 31, 2012 (0.3% of the Company’s total non-performing loans).

•         Auto and leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.  At March 31 2013, the Company’s originated non-performing auto and leases amounted to $219 thousand (0.2% of the Company’s total non-performing loans), an increase of 67.2% from $131 thousand at December 31, 2012 (0.1% of the Company’s total non-performing loans).

2.       Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

•         Commercial lines of credit - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At March 31 2013, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $153 thousand (0.1% of the Company’s non-performing loans), a 20.7% decrease when compared to non-performing commercial lines of credit accounted for under ASC 310-20 of $193 thousand at December 31, 2012 (0.1% of the Company’s non-performing loans).

•         Auto loans - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At March 31 2013, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $605 thousand (0.5% of the Company’s non-performing loans), a 120.0% increase when compared to non-performing auto loans accounted for under ASC 310-20 of $275 thousand at December 31, 2012 (0.2% of the Company’s non-performing loans).

•         Consumer lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days.  At March 31 2013, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.0 million (0.8% of the Company’s non-performing loans), a 8.6% decrease when compared to non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 of $1.1 million at December 31, 2012 (0.7% of the Company’s non-performing loans).

3.       Acquired loans accounted for under ASC 310-30: are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

4.    Foreclosed real estate: is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter ended March 31, 2013 amounted to $1.8 million, compared to $398 thousand for the same period in 2012.

The Company has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Company’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RHS, “Banco de la

Vivienda de Puerto Rico,” conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to the FNMA and FHLMC, and conventional loans retained by the Company. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced by the credit underwriting guidelines of FHA/VA/FNMA/FMAC, and performing loans not meeting secondary market guidelines, processed by the Company’s current credit and underwriting guidelines. The Company achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

There may not be a foreclosure sale scheduled within 60 days prior to a loan modification under any such programs. This requirement does not apply to loans where the foreclosure process has been stopped by the Company. In order to apply for any of the loan modification programs, the borrower may not be in active bankruptcy or have been discharged from Chapter 7 bankruptcy since the loan was originated. Loans in these programs will be evaluated by management for troubled debt restructuring classification if the Company grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

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

During the quarter ended March 31, 2013, the assessment of actual versus expected cash flows resulted in a net provision of $672 thousand as certain pools of real estate backed loans and of commercial and industrial loans underperformed.  The net provision also included the reversal of a previously recorded allowance in certain commercial real estate and commercial and industrial pools whose loans the Company has managed to workout with better outcomes than forecasted.  The loss share portion of the reversal of allowance during the quarter ended March 31, 2013 was proportionally higher than the allowance reversal recorded on the impaired loans. This resulted from the fact that there were some pools in which an additional allowance was recognized but no offsetting adjustment was done to the FDIC shared-loss indemnification asset as these losses were not covered by a loss share agreement.  As a result of such reversal, the allowance for covered loans decreased from $54.1 million at December 31, 2012 to $53.0 million at March 31, 2013.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,
			Variance
	2013	2012	%
	(Dollars in thousands)
Non-covered loans
Originated loans:
Balance at beginning of period	$39,921	$37,010	7.9%
Provision for non-covered loan and lease losses	5,795	3,000	93.2%
Charge-offs	(3,482)	(2,772)	25.6%
Recoveries	100	123	-18.7%
	42,334	37,361	13.3%
Acquired loans accounted for under ASC 310-20:
Provision for non-covered loan and lease losses	2,120	-	100.0%
Charge-offs	(3,171)	-	100.0%
Recoveries	1,437	-	100.0%
	386	-	100.0%
Total non-covered loans balance at end of period	$42,720	$37,361	14.3%

Allowance for loans and lease losses on originated loans to:
Total originated loans	2.91%	3.03%	-4.0%
Non-performing originated loans	32.45%	30.54%	6.3%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20:
Total acquired loans accounted for under ASC 310-20	0.05%	-	100.0%
Non-performing acquired loans accounted for under ASC 310-20	21.94%	-	100.0%

Covered loans
Balance at beginning of period	$54,124	$37,256	45.3%
Provision for covered loan and lease losses, net	672	7,157	-90.6%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	(1,822)	12,024	-115.2%
Balance at end of period	$52,974	$56,437	-6.1%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Originated loans
Allowance balance:
Mortgage	$22,889	$21,092	8.5%
Commercial	16,314	17,072	-4.4%
Auto and leasing	1,741	533	226.6%
Consumer	1,313	856	53.4%
Unallocated allowance	77	368	-79.1%
Total allowance balance	$42,334	$39,921	6.0%
Allowance composition:
Mortgage	54.07%	52.83%	2.3%
Commercial	38.54%	42.76%	-9.9%
Auto and leasing	4.11%	1.34%	206.7%
Consumer	3.10%	2.14%	44.9%
Unallocated allowance	0.18%	0.93%	-80.6%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.89%	2.62%	10.2%
Commercial	3.62%	4.82%	-24.9%
Auto and leasing	1.19%	1.05%	12.9%
Consumer	2.01%	1.78%	13.0%
Unallocated allowance to total originated loans	0.01%	0.03%	-81.9%
Total allowance to total originated loans	2.91%	3.17%	-8.2%
Allowance coverage ratio to non-performing loans:
Mortgage	23.09%	18.34%	25.9%
Commercial	53.04%	57.86%	-8.3%
Auto and leasing	794.98%	406.87%	95.4%
Consumer	353.91%	193.67%	82.7%
Total	32.45%	27.52%	17.9%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$386	$-	100.0%
Total allowance balance	$386	$-	100.0%
Allowance composition:
Commercial	100.00%	0.00%	100.0%
	100.00%	0.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.12%	0.00%	100.0%
Total allowance to total acquired loans	0.05%	0.00%	100.0%
Allowance coverage ratio to non-performing loans:
Commercial	252.29%	0.00%	100.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED ORIGINATED LOAN AND LEASES
	Quarter Ended March 31,
			Variance
	2013	2012	%
	(In thousands)
Mortgage
Charge-offs	$(2,588)	$(922)	180.7%
Recoveries	-	-	0.0%
Total	(2,588)	(922)	180.7%
Commercial
Charge-offs	(557)	(1,637)	-66.0%
Recoveries	28	67	-58.2%
Total	(529)	(1,570)	-66.3%
Consumer
Charge-offs	(246)	(182)	35.2%
Recoveries	65	52	25.0%
Total	(181)	(130)	39.2%
Auto and leasing
Charge-offs	(91)	(31)	193.5%
Recoveries	7	4	75.0%
Total	(84)	(27)	211.1%
Net credit losses
Total charge-offs	(3,482)	(2,772)	25.6%
Total recoveries	100	123	-18.7%
Total	$(3,382)	$(2,649)	27.7%
Net credit losses to average loans outstanding:
Mortgage	1.26%	0.44%	186.4%
Commercial	0.56%	2.13%	-73.7%
Consumer	1.32%	1.26%	4.8%
Auto and leasing	0.34%	0.40%	-15.0%
Total	1.00%	0.88%	13.6%
Recoveries to charge-offs	2.87%	4.44%	-35.3%
Average originated loans:
Mortgage	$823,356	$835,592	-1.5%
Commercial	376,676	295,043	27.7%
Consumer	55,047	41,194	33.6%
Auto and leasing	98,752	26,878	267.4%
Total	$1,353,831	$1,198,707	12.9%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2013	2012	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$46,492	$50,468	-7.9%
Other loans	85,723	96,176	-10.9%
Accruing loans
Troubled Debt Restructuring loans	-	-	0.0%
Other loans	-	-	0.0%
Total non-performing loans	$132,215	$146,644	-9.8%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	87,899	75,447	16.5%
Other repossessed asset	1,178	6,084	-80.6%
Mortgage loans held for sale	-	319	-100.0%
	$221,292	$228,494	-3.2%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	3.84%	3.73%	3.0%
Non-performing assets to total capital	25.43%	26.46%	-3.9%

	Quarter Ended March 31,
	2013	2012
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,524	$1,714

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Non-performing loans:
Originated loans
Mortgage	$99,110	$115,002	-13.8%
Commercial	30,756	29,506	4.2%
Consumer	371	442	-16.1%
Auto and leasing	219	131	67.2%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial lines of credit	153	193	-20.7%
Auto loans	605	275	120.0%
Consumer lines of credit and credit cards	1,001	1,095	-8.6%
Total	$132,215	$146,644	-9.8%
Non-performing loans composition percentages:
Originated loans
Mortgage	75.0%	78.4%
Commercial	23.3%	20.1%
Consumer	0.3%	0.3%
Auto and leasing	0.2%	0.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial lines of credit	0.1%	0.1%
Auto loans	0.5%	0.2%
Consumer lines of credit and credit cards	0.8%	0.7%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	5.73%	6.84%	-16.2%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	2.29%	2.39%	-4.1%
Total capital	15.19%	16.98%	-10.5%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.95%	2.00%	-2.5%
Non-performing loans	33.93%	29.17%	16.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	29.45%	27.86%	5.7%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	48.90%	38.24%	27.9%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2013
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$14,723	$257	1.75%	$27,500	$1,183	4.30%	$74,297	$2,239	3.01%
120 - 179 days	459	32	6.97%	269	60	22.30%	3,506	139	3.96%
180 - 364 days	500	34	6.80%	1,153	258	22.38%	7,655	312	4.08%
365+ days	1,963	173	8.81%	2,983	1,026	34.39%	16,398	1,721	10.50%
Total	$17,645	$496	2.81%	$31,905	$2,527	7.92%	$101,856	$4,411	4.33%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.75%			1.36%			4.33%
Refinanced or Modified Loans:
Amount	$2,493	$177	7.10%	$-	$-	0.00%	$20,195	$1,402	6.94%
Percentage of Higher-Risk Loan Category	14.13%			0.00%			19.83%
Loan-to-Value Ratio:
Under 70%	$13,292	$378	2.84%	$5,064	$218	4.30%	$-	$-	-
70% - 79%	2,851	46	1.61%	6,737	763	11.33%	-	-	-
80% - 89%	1,051	39	3.71%	8,463	598	7.07%	-	-	-
90% and over	451	33	7.32%	11,641	948	8.14%	101,856	4,411	4.33%
	$17,645	$496	2.81%	$31,905	$2,527	7.92%	$101,856	$4,411	4.33%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

The Company’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk Management and Compliance Committee. The Company has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

All aspects of the Company’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, the Company’s primary risk exposures include, market, interest rate, credit, liquidity, operational and concentration risks.

Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. The Company evaluates market risk together with interest rate risk. The Company’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by the Company complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to the Asset/Liability Management Committee (“ALCO”) which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by the Company is within the parameters established in such policies.

Interest Rate Risk

Interest rate risk is the exposure of the Company’s earnings or capital to adverse movements in interest rates. It is a predominant market risk in terms of its potential impact on earnings. The Company manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. ALCO oversees interest rate risk, liquidity management and other related matters.

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

On a monthly basis, the Company performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a one-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Simulations are carried out in two ways:

(i)       using a static balance sheet as the Company had on the simulation date, and

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

The Company uses a software application to project future movements in the Company’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2013 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$9,571	2.57%	$9,663	2.64%
+ 100 Basis points	$5,768	1.55%	$6,054	1.65%
- 50 Basis points	$(3,669)	-0.98%	$(3,999)	-1.09%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and its structured repurchase agreements and advances from the FHLB. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the maturity and the re-pricing frequency of the liabilities has been extended to longer terms and the amounts of its structured repurchase agreements and advances from the FHLB has been reduced

The Company maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Company’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Company considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Company’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Company’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Company the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Company enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 7 to the accompanying unaudited consolidated financial statements for further information concerning the Company’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $16.2 million was recognized at March 31, 2013, related to the valuation of these swaps. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

As part of the BBVAPR Acquisition, the Company assumed certain derivative contracts from BBVAPR, including interest rate swaps not designated as hedging instruments which are utilized to convert certain fixed-rate loans to variable rates, and the mirror-images of these interest rate swaps in which BBVAPR entered into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2013, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $7.6 million, and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $7.5 million. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

S&P options — The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the S&P 500 Index. The Company uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of S&P 500 Index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

At March 31, 2013 and December 31, 2012, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $15.4 million and $13.2 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $14.8 million and $12.7 million, respectively.

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from FHLB that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of March 31, 2013, the Company had $225 million in interest rate swaps at an average rate of 2.63% designated as cash flow hedges for $225 million in advances from FHLB that reprice or are being rolled over on a monthly basis.

In addition, the Company has outstanding structured repurchase agreements and advances from FHLB in which the counterparty has the right to put back the borrowing to the Company before their stated maturity under certain conditions.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic growth remains a challenge due to the lack of significant employment growth, a housing sector that remains under pressure and the Puerto Rico government’s large structural deficit.

The Company manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. The Company also employs proactive collection and loss mitigation practices.

The Company may also encounter risk of default in relation to its securities portfolio. The securities held by the Company are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government.

Management’s Executive Credit Committee, composed of the Company’s Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Company’s credit risk goals and objectives. Those goals and objectives are set forth in the Company’s Credit Policy as approved by the Board.

Liquidity Risk

Liquidity risk is the risk of the Company not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due without incurring substantial losses. The Board has established a policy to manage this risk. The Company’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as these mature, and funding of new and existing investments as required.

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. The Company’s repurchase agreements have been structured with initial terms that mature from one month to two years for seven repurchase agreements amounting to $989.3 million, and a $500 million repurchase agreement that matures on March 2, 2017 in which the counterparty has the right to exercise at par on a quarterly basis its put option before the contractual maturity.

Brokered deposits are typically offered through an intermediary to small retail investors. The Company’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, the Company’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.

The Company participates in the Federal Reserve Bank’s Borrower-in custody Program which allows it to pledge certain type of loans while keeping physical control of the collateral.

Although the Company expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to the Company, the availability and cost of the Company’s funding sources could be adversely affected. In that event, the Company’s cost of funds may increase, thereby reducing its net interest income, or the Company may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon the dispositions. The Company’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by the Company or market-related events. In the event that such sources of funds are reduced or eliminated and the Company is not able to replace these on a cost-effective basis, the Company may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.

As of March 31, 2013, the Company had approximately $561.4 million in cash and cash equivalents, $205million in investment securities, $600 million in borrowing capacity at the FHLB of New York and $397 million in borrowing capacity at the Federal Reserve’s Discount Window available to cover liquidity needs.

Operational Risk

Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of the Company are susceptible to operational risk.

The Company faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products. Coupled with external influences such as market conditions, security risks, and legal risk, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Company has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that the Company’s business operations are functioning within established limits.

The Company classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Company has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee, and the Risk Management and Compliance Committee.

The Company is subject to extensive United States federal and Puerto Rico regulation, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program.

Concentration Risk

Substantially all of the Company’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, the Company’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

ITEM 4.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART – II OTHER INFORMATION

ITEM 1.      LEGAL PROCEEDINGS

The Company and its subsidiaries are defendants in a number of legal proceedings incidental to their business. The Company is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 1A.      RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  In addition to other information set forth in this report, you should carefully consider the risk factors included in the Company’s annual report on Form 10-K, as updated by this report or other filings the Company makes with the SEC under the Exchange Act.  Additional risks and uncertainties not presently known to the Company at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Item 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 9, 2013
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: May 9, 2013
Ganesh Kumar
Executive Vice President and Chief Financial Officer