Form 10-Q
period 2013-06-30
OFG BANCORP
filed 2013-08-09
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

 45,640,105 common shares ($1.00 par value per share) outstanding as of July 31, 2013

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

Item 1. Financial Statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents
Cash and due from banks	$737,330	$855,490
Money market investments	10,983	13,205
Total cash and cash equivalents	748,313	868,695
Securities purchased under agreements to resell	-	80,000
Investments:
Trading securities, at fair value, with amortized cost of $2,286 (December 31, 2012 - $508)	2,209	495
Investment securities available-for-sale, at fair value, with amortized cost of $1,807,335 (December 31, 2012 - $2,118,825)	1,836,229	2,194,286
Federal Home Loan Bank (FHLB) stock, at cost	22,156	38,411
Other investments	66	73
Total investments	1,860,660	2,233,265
Securities sold but not yet delivered	16,732	-
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	78,350	64,145
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $46,625 (December 31, 2012 - $39,921)	4,543,299	4,709,778
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $53,992 (December 31, 2012 - $54,124)	369,380	395,307
Total loans, net	4,991,029	5,169,230
Other assets:
FDIC shared-loss indemnification asset	236,472	286,799
Foreclosed real estate covered under shared-loss agreements with the FDIC	25,193	22,283
Foreclosed real estate not covered under shared-loss agreements with the FDIC	56,496	51,233
Accrued interest receivable	17,508	17,554
Deferred tax asset, net	155,165	122,501
Premises and equipment, net	84,301	84,997
Customers' liability on acceptances	30,571	26,996
Servicing assets	12,994	10,795
Derivative assets	19,655	21,889
Goodwill	76,383	76,383
Other assets	104,462	123,642
Total assets	$8,435,934	$9,196,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,294,635	$2,447,152
Savings accounts	1,006,558	634,819
Certificates of deposit	2,363,845	2,607,588
Total deposits	5,665,038	5,689,559
Borrowings:
Short term borrowings	-	92,210
Securities sold under agreements to repurchase	1,313,870	1,695,247
Advances from FHLB and other borrowings	322,300	554,177
Subordinated capital notes	98,961	146,038
Total borrowings	1,735,131	2,487,672
Other liabilities:
Derivative liabilities	16,701	26,260
Acceptances executed and outstanding	30,571	26,996
Accrued expenses and other liabilities	117,569	102,169
Total liabilities	7,565,010	8,332,656
Commitments and contingencies (See Notes 14 and 15)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2012 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2012 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,688,584 shares issued;
45,640,105 shares outstanding (December 31, 2012 - 52,670,878; 45,580,281)	52,689	52,671
Additional paid-in capital	538,105	537,453
Legal surplus	57,906	52,143
Retained earnings	111,292	70,734
Treasury stock, at cost, 7,048,479 shares (December 31, 2012 - 7,090,597 shares)	(80,834)	(81,275)
Accumulated other comprehensive income, net of tax of -$174 (December 31, 2012 - $1,802)	15,766	55,880
Total stockholders’ equity	870,924	863,606
Total liabilities and stockholders’ equity	$8,435,934	$9,196,262
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$90,611	$17,223	$170,874	$35,345
Loans covered under shared-loss agreements with the FDIC	23,999	20,342	44,228	41,884
Total interest income from loans	114,610	37,565	215,102	77,229
Mortgage-backed securities	9,080	21,573	19,898	49,636
Investment securities and other	2,118	1,650	4,436	3,843
Total interest income	125,808	60,788	239,436	130,708
Interest expense:
Deposits	9,973	7,885	20,451	17,008
Securities sold under agreements to repurchase	7,109	16,500	14,357	34,070
Advances from FHLB and other borrowings	2,187	2,926	3,847	5,930
FDIC-guaranteed term notes	-	-	-	909
Subordinated capital notes	1,170	321	2,830	649
Total interest expense	20,439	27,632	41,485	58,566
Net interest income	105,369	33,156	197,951	72,142
Provision for non-covered loan and lease losses	37,527	3,800	45,443	6,800
Provision for covered loan and lease losses, net	1,211	1,467	1,883	8,624
Total provision for loan and lease losses	38,738	5,267	47,326	15,424
Net interest income after provision for loan and lease losses	66,631	27,889	150,625	56,718
Non-interest income:
Financial service revenue	8,030	5,903	15,690	11,791
Banking service revenue	13,334	3,145	25,716	6,225
Mortgage banking activities	2,525	2,436	5,679	4,938
Total banking and financial service revenues	23,889	11,484	47,085	22,954
FDIC shared-loss expense, net	(19,965)	(5,583)	(32,836)	(10,410)
Net gain (loss) on:
Sale of securities	-	11,979	-	19,338
Derivatives	1,569	(107)	1,271	(108)
Early extinguishment of subordinated capital notes	-	-	1,061	-
Other	2,303	63	2,349	(779)
Total non-interest income, net	7,796	17,836	18,930	30,995

Non-interest expense:
Compensation and employee benefits	24,089	11,184	47,338	21,550
Professional and service fees	7,710	5,222	16,832	10,643
Occupancy and equipment	8,066	4,292	17,282	8,501
Insurance	2,723	1,442	5,401	3,262
Electronic banking charges	4,094	1,609	7,822	3,166
Advertising, business promotion, and strategic initiatives	1,670	1,564	3,079	2,412
Merger and restructuring charges	5,274	-	10,808	-
Foreclosure, repossession and other real estate expenses	2,156	936	3,661	1,686
Loan servicing and clearing expenses	1,884	955	3,360	1,923
Taxes, other than payroll and income taxes	5,132	(107)	7,754	1,067
Loss on sale of foreclosed real estate and other repossessed assets	1,696	886	3,573	1,282
Communication	835	392	1,699	781
Printing, postage, stationary and supplies	851	322	2,017	630
Director and investor relations	377	342	613	651
Other	2,265	671	4,393	1,555
Total non-interest expense	68,822	29,710	135,632	59,109
Income before income taxes	5,605	16,015	33,923	28,604
Income tax expense (benefit)	(31,934)	1,057	(24,808)	2,994
Net income	37,539	14,958	58,731	25,610
Less: dividends on preferred stock	(3,466)	(1,201)	(6,931)	(2,401)
Income available to common shareholders	$34,073	$13,757	$51,800	$23,209
Earnings per common share:
Basic	$0.75	$0.34	$1.14	$0.57
Diluted	$0.68	$0.34	$1.05	$0.57
Average common shares outstanding and equivalents	52,968	40,808	52,929	40,986
Cash dividends per share of common stock	$0.06	$0.06	$0.12	$0.12

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTHS PERIODS ENDED JUNE 30, 2013 AND 2012

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$37,539	$14,958	$58,731	$25,610
Other comprehensive loss before tax:
Unrealized (gain) loss on securities available-for-sale	(35,576)	7,059	(46,568)	9,000
Realized gain on investment securities included in net income	-	(11,979)	-	(19,338)
Unrealized loss (gain) on cash flow hedges	3,016	(6,791)	4,477	(8,792)
Other comprehensive loss before taxes	(32,560)	(11,711)	(42,091)	(19,130)
Income tax effect	1,275	2,875	1,977	3,260
Other comprehensive loss after taxes	(31,285)	(8,836)	(40,114)	(15,870)
Comprehensive income	$6,254	$6,122	$18,617	$9,740

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Six-Month Period Ended June 30,
	2013	2012
	(In thousands)
Preferred stock:
Balance at beginning and end of period	$176,000	$68,000
Common stock:
Balance at beginning of year	52,671	47,809
Exercised stock options	18	33
Balance at end of period	52,689	47,842
Additional paid-in capital:
Balance at beginning of year	537,453	499,096
Stock-based compensation expense	888	787
Exercised stock options	167	361
Lapsed restricted stock units	(364)	(392)
Common stock issuance costs	(16)	-
Preferred stock issuance costs	(23)	-
Balance at end of period	538,105	499,852
Legal surplus:
Balance at beginning of year	52,143	50,178
Transfer from retained earnings	5,763	2,490
Balance at end of period	57,906	52,668
Retained earnings:
Balance at beginning of year	70,734	68,149
Net income	58,731	25,610
Cash dividends declared on common stock	(5,479)	(4,886)
Cash dividends declared on preferred stock	(6,931)	(2,401)
Transfer to legal surplus	(5,763)	(2,490)
Balance at end of period	111,292	83,982
Treasury stock:
Balance at beginning of year	(81,275)	(74,808)
Stock repurchased	-	(7,022)
Lapsed restricted stock units	364	392
Stock used to match defined contribution plan	77	35
Balance at end of period	(80,834)	(81,403)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	55,880	37,131
Other comprehensive loss, net of tax	(40,114)	(15,870)
Balance at end of period	15,766	21,261
Total stockholders’ equity	$870,924	$692,202

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Six-Month Period Ended June 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$58,731	$25,610
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	486	297
Amortization of fair value discounts on acquired loans	3,504	-
Amortization of investment securities premiums, net of accretion of discounts	12,624	25,558
Amortization of core deposit and customer relationship intangibles	1,288	75
Amortization of fair value premiums on acquired deposits	9,649	-
FDIC shared-loss expense, net	32,836	10,410
Amortization of prepaid FDIC assessment	-	2,613
Other impairments on securities	7	-
Depreciation and amortization of premises and equipment	5,265	2,373
Deferred income taxes, net	(30,776)	(420)
Provision for covered and non-covered loan and lease losses, net	47,326	15,424
Stock-based compensation	888	787
(Gain) loss on:
Sale of securities	-	(19,338)
Sale of mortgage loans held for sale	(1,771)	(2,898)
Derivatives	(1,271)	108
Early extinguishment of subordinated capital notes	(1,061)	-
Foreclosed real estate	3,109	1,284
Sale of other repossessed assets	464	-
Sale of premises and equipment	-	(86)
Originations of loans held-for-sale	(179,127)	(93,940)
Proceeds from sale of loans held-for-sale	68,809	49,388
Net (increase) decrease in:
Trading securities	(1,714)	(34)
Accrued interest receivable	46	2,924
Servicing assets	(2,199)	(322)
Other assets	20,730	4,259
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(995)	(4,498)
Accrued expenses and other liabilities	12,093	(13,167)
Net cash provided by operating activities	58,941	6,407
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(17,802)	(558,201)
Investment securities held-to-maturity	-	(119,025)
FHLB stock	(12,465)	-
Maturities and redemptions of:
Investment securities available-for-sale	313,866	378,144
Investment securities held-to-maturity	-	102,251
FHLB stock	28,720	911
Proceeds from sales of:
Investment securities available-for-sale	75,660	553,602
Foreclosed real estate	18,219	4,639
Other repossessed assets	12,912	1,941
Premises and equipment	1,667	368
Origination and purchase of loans, excluding loans held-for-sale	(422,590)	(112,974)
Principal repayment of loans, including covered loans	528,274	128,340
Reimbursements from the FDIC on shared-loss agreements	18,696	39,729
Additions to premises and equipment	(6,237)	(1,225)
Net change in securities purchased under agreements to resell	80,000	(225,000)
Net cash provided by investing activities	618,920	193,500

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Six-Month Period Ended June 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(36,125)	(212,846)
Short term borrowings	(92,210)	-
Securities sold under agreements to repurchase	(381,358)	-
FHLB advances	(231,617)	5,070
Subordinated capital notes	(46,017)	-
FDIC-guaranteed term notes	-	(105,000)
Exercise of stock options	185	394
Issuance of common stock costs	(16)	-
Issuance of preferred stock costs	(23)	-
Purchase of treasury stock	-	(7,022)
Termination of derivative instruments	1,348	(124)
Dividends paid on preferred stock	(6,931)	(2,401)
Dividends paid on common stock	(5,479)	(4,886)
Net cash used in financing activities	(798,243)	(326,815)
Net change in cash and cash equivalents	(120,382)	(126,908)
Cash and cash equivalents at beginning of period	868,695	591,487
Cash and cash equivalents at end of period	$748,313	$464,579
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$40,491	$63,266
Income taxes paid	$378	$8,031
Mortgage loans securitized into mortgage-backed securities	$89,590	$37,730
Transfer from loans to foreclosed real estate and other repossessed assets	$45,714	$11,723
Securities sold but not yet delivered	$16,732	$-
Reclassification of loans held for investment portfolio to held for sale portfolio	$40,328	$5,182

See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), two broker-dealers, Oriental Financial Services Corp. (“Oriental Financial Services”) and OFS Securities, Inc. (“OFS Securities”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”). The Company also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. On April 25, 2013, the Company changed its corporate name from Oriental Financial Group Inc. to OFG Bancorp.

On December 18, 2012, the Company purchased from Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), an insurance agency, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities,” now known as “OFS Securities”), a registered broker-dealer. This transaction is referred to as the BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as the “BBVAPR Companies” or “BBVAPR.”

Basis of Presentation and Use of Estimates

The accounting and reporting policies of the Company conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices.

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012 (“2012 Form 10-K”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Interim period results are not necessarily indicative of the results to be expected for the full year.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the FASB issued an amendment to enhance current disclosure requirements of reclassifications out of accumulated other comprehensive income and their corresponding effect on net income to be presented, in one place, information about significant amounts reclassified and, in some cases, cross-reference to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements. The amendments require disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, they require the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amended guidance was effective for annual and interim reporting periods beginning on or after December 15, 2012, prospectively. Our adoption of the guidance is presented in “Note 13 – Stockholders’ Equity and Earnings per Share.”

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

Offsetting Financial Assets and Liabilities - In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU is intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures enable financial statement users to compare balance sheets prepared under GAAP and IFRS, which are subject to different offsetting models. The guidance requires disclosure of both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures are required irrespective of whether such instruments are presented gross or net on the balance sheet. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarify that the scope of this guidance applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amended guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. We adopted the guidance in the first quarter of 2013. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity since it only impacts disclosures only. The new disclosures required by the amended guidance are included in “Note 17 – Offsetting Arrangements” hereto.

Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution—  FASB ASU 2012-06, “Business Combinations” (Topic 805) was issued in October 2012. This update addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently the cash flows expected to be collected on the indemnification asset change as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in this update are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on the unaudited consolidated financial statements, since the Company already followed the same basis approach.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Application of Accounting Standards

Accounting for Financial Instruments—Credit Losses - In December 2012, the FASB issued a proposed ASU, Financial Instruments—Credit Losses. This proposed ASU, or exposure draft, was issued for public comment in order to allow stakeholders the opportunity to review the proposal and provide comments to the FASB, and does not constitute accounting guidance until a final ASU is issued. The exposure draft contains proposed guidance developed by the FASB with the goal of improving financial reporting about expected credit losses on loans, securities and other financial assets held by banks, financial institutions, and other public and private organizations. The exposure draft proposes a new accounting model intended to require earlier recognition of credit losses, while also providing additional transparency about credit risk. The FASB’s proposed model would utilize a single “expected credit loss” measurement objective for the recognition of credit losses, replacing the multiple existing impairment models in GAAP which generally require that a loss be “incurred” before it is recognized. The FASB’s proposed model represents a significant departure from existing GAAP, and may result in material changes to the Company’s accounting for financial instruments. The impact of the FASB’s final ASU to the Company’s financial statements will be assessed when it is issued. The exposure draft does not contain a proposed effective date. This would be included in the final ASU, when issued.

Other Potential Amendments to Current Accounting Standards - The FASB and International Accounting Standards Board, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases, and consolidation and investment companies. As part of the joint financial instruments project, the FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above. The FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Additionally, the FASB has issued a proposal on principal-agent considerations that would change the way the Company needs to evaluate whether to consolidate Variable Interest Entities (“VIE”) and non-VIE partnerships. Furthermore, the FASB has issued a proposed ASU that would change the criteria used to determine whether an entity is subject to the accounting and reporting requirements of an investment company. The principal-agent consolidation proposal would require all VIEs, including those that are investment companies, to be evaluated for consolidation under the same requirements. All of these projects may have significant impacts for the Company. Upon completion of the standards, the Company will need to reevaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

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

The assets acquired and liabilities assumed as of December 18, 2012 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the quarter ended June 30, 2013, the Company recorded retrospective adjustments to the preliminary estimated fair values of certain acquired loans, foreclosed real estate, deferred income taxes, and other assets acquired, to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. As detailed in the table below, the main adjustment occurred in the loans acquired. The adjustment resulted from in-depth reviews of the actual terms and amortization schedules. The original cash flows were revised to reflect the results of this review.

Net-assets acquired and their respective measurement period adjustments are reflected in the table below:

				Measurement
				Period	Fair Value
				Adjustments,	as
	Book Value	Fair Value	Fair Value	net	Remeasured
	December 18, 2012	Adjustments, net	December 18, 2012	June 30, 2013	June 30, 2013
	(In thousands)
Assets
Cash and cash equivalents	$394,638	$-	$394,638	$-	$394,638
Investments	561,623	-	561,623	-	561,623
Loans	3,678,979	(118,913)	3,560,066	(12,798)	3,547,268
Accrued interest receivable	19,133	(18,252)	881	-	881
Foreclosed real estate	44,853	(8,896)	35,957	(1,932)	34,025
Deferred tax asset, net	35,327	50,005	85,332	5,300	90,632
Premises and equipment	37,412	29,067	66,479	-	66,479
Legacy goodwill	116,353	(116,353)	-	-	-
Core deposit intangible	-	8,473	8,473	-	8,473
Customer relationship intangible	-	5,060	5,060	-	5,060
Other assets	119,286	(7,663)	111,623	(2,936)	108,687
Total assets acquired	5,007,604	(177,472)	4,830,132	(12,366)	4,817,766
Liabilities
Deposits	3,472,951	21,489	3,494,440	-	3,494,440
Securities sold under agreements to repurchase	338,020	20,465	358,485	-	358,485
Other borrowings	348,624	1,108	349,732	-	349,732
Subordinated capital notes	117,000	(7,159)	109,841	-	109,841
Accrued expenses and other liabilities	80,392	(1,438)	78,954	-	78,954
Total liabilities assumed	4,356,987	34,465	4,391,452	-	4,391,452

Net assets acquired	$650,617	$(211,937)	$438,680	$(12,366)	$426,314
Cash consideration	$500,000	$-	$500,000	$-	$500,000
Goodwill			$61,320	$12,366	$73,686

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the unaudited consolidated statement of operations and include incremental costs to integrate the operations of the Company and BBVAPR. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

The following table presents severance and employee-related charges, systems integrations and other merger-related charges in connection with the BBVAPR Acquisition for the quarter and six-month period ended June 30, 2013:

	Quarter Ended June 30, 2013	Six-Month Period Ended June 30, 2013
	(In thousands)	(In thousands)
Severance and employee-related charges	$400	$1,150
Systems integrations and related charges	2,231	3,177
Other-contract cancellation fee	2,643	6,481
Total merger and restructuring charges	$5,274	$10,808

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the quarter and six-month period ended June 30, 2013:

	Quarter Ended June 30, 2013	Six-Month Period Ended June 30, 2013
	(In thousands)	(In thousands)
Balance at the beginning of the period	$6,336	$4,202
Merger and restructuring charges	5,274	10,808
Cash payments and other	(11,334)	(14,734)
Balance at the end of the period	$276	$276

Payments under merger and restructuring reserves associated with the BBVAPR Acquisition are expected to continue in 2013 and will be accounted under applicable accounting guidance to the cost being incurred.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC-Assisted Acquisition and FDIC Shared-Loss Indemnification Asset

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities in the FDIC-assisted acquisition of Eurobank. These assets acquired and liabilities assumed were recorded at fair value on the date of acquisition. As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements, whereby the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

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

The Bank agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $16.9 million and $15.5 million, net of discount, as of June 30, 2013 and December 31, 2012, respectively. This estimated liability is accounted for as a reduction of the indemnification asset.

The FDIC shared-loss indemnification asset activity for the six-month periods ended June 30, 2013 and 2012 follows:

	Six-Month Period Ended June 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$286,799	$392,367
Shared-loss agreements reimbursements from the FDIC	(18,696)	(39,729)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	(2,015)	12,748
FDIC shared-loss expense, net	(32,836)	(10,410)
Incurred expenses to be reimbursed under shared-loss agreements	3,220	4,791
Balance at end of period	$236,472	$359,767

During the quarter ended June 30, 2013, the Company recorded $7.1 million in additional amortization of the FDIC indemnification asset from stepped up costs recoveries on certain construction and leasing pools.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND INVESTMENTS

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2013 and December 31, 2012, money market instruments included as part of cash and cash equivalents amounted to $11.0 million and $13.2 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2012, securities purchased under agreements to resell amounted to $80.0 million. The fair value of the collateral securities held by the Company on these transactions as of December 31, 2012 was approximately $82.1 million. On June 30, 2013 the Company had no securities purchased under agreements to resell.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,358,834	$36,112	$4,324	$1,390,622	2.92%
GNMA certificates	10,590	604	13	11,180	4.88%
CMOs issued by US Government sponsored agencies	250,806	85	2,528	248,363	1.81%
Total mortgage-backed securities	1,620,230	36,801	6,865	1,650,165	2.76%
Investment securities
US Treasury securities	26,499	2	-	26,501	0.08%
Obligations of US Government sponsored agencies	15,078	35	-	15,113	1.23%
Obligations of Puerto Rico Government and political subdivisions	120,989	-	1,294	119,695	4.42%
Other debt securities	24,539	216	-	24,755	3.45%
Total investment securities	187,105	253	1,294	186,064	3.42%
Total securities available for sale	$1,807,335	$37,054	$8,159	$1,836,229	2.83%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,622,037	$71,411	$1	$1,693,447	3.06%
GNMA certificates	14,177	995	8	15,164	4.89%
CMOs issued by US Government sponsored agencies	288,409	3,784	793	291,400	1.85%
Total mortgage-backed securities	1,924,623	76,190	802	2,000,011	2.89%
Investment securities
US treasury securities	26,498	-	2	26,496	0.71%
Obligations of US Government sponsored agencies	21,623	224	-	21,847	1.35%
Obligations of Puerto Rico Government and political subdivisions	120,950	9	438	120,521	3.82%
Other debt securities	25,131	280	-	25,411	3.46%
Total investment securities	194,202	513	440	194,275	2.99%
Total securities available-for-sale	$2,118,825	$76,703	$1,242	$2,194,286	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at June 30, 2013, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2013
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$32,779	$33,345
Total due after 5 to 10 years	32,779	33,345
Due after 10 years
FNMA and FHLMC certificates	1,326,055	1,357,277
GNMA certificates	10,590	11,180
CMOs issued by US Government sponsored agencies	250,806	248,363
Total due after 10 years	1,587,451	1,616,820
Total mortgage-backed securities	1,620,230	1,650,165
Investment securities
Due in less than one year
US Treasury securities	26,499	26,501
Other debt securities	20,000	20,058
Total due in less than one year	46,499	46,559
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	412	399
Total due from 1 to 5 years	412	399
Due after 5 to 10 years
Obligations of Puerto Rico Government and political subdivisions	11,425	11,053
Obligations of US Government and sponsored agencies	15,078	15,113
Total due after 5 to 10 years	26,503	26,166
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	109,152	108,243
Other debt securities	4,539	4,697
Total due after 10 years	113,691	112,940
Total investment securities	187,105	186,064
Total securities available-for-sale	$1,807,335	$1,836,229

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The BBVAPR Acquisition and the related deleverage of the investment securities portfolio that the Company completed during the second half of 2012 reduced the interest rate risk profile of the Company.  During the six-month period ended June 30, 2013, the Company did not execute any sale of securities from its portfolio other than $92.4 million of available-for-sale GNMA certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales produced a nominal gain during such period. During the six-month period ended June 30, 2012, there were certain sales of available-for-sale securities because the Company believed that gains could be realized and that there were good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Company to continue protecting its net interest margin.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased.

For the six-month period ended June 30, 2012, the Company recorded a net gain on sale of securities of $19.3 million. The table below presents the gross realized gains by category for such period:

	Six-Month period Ended June 30, 2012
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$367,971	$349,400	$18,581	$-
GNMA certificates	39,484	39,483	1	-
CMOs issued by US Government sponsored agencies	19,725	18,372	1,353	-
Total mortgage-backed securities and CMOs	427,180	407,255	19,935	-
Investment securities
Obligations of U.S. Government sponsored agencies	80,000	80,000	-	-
Obligations of Puerto Rico Government and political subdivisions	35,882	36,478	31	628
Structured credit investments	10,530	10,530	-	-
Total investment securities	126,412	127,008	31	628
Total	$553,592	$534,263	$19,966	$628

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2013 and December 31, 2012:

	June 30, 2013
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$1,712	61	1,651
CMOs issued by US Government sponsored agencies	2,094	171	1,923
	$3,806	$232	$3,574

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$20,588	$1,233	$19,355
CMOs issued by US Government sponsored agencies	203,524	2,357	201,167
FNMA and FHLMC certificates	219,983	4,324	215,659
GNMA certificates	206	13	193
	$444,301	$7,927	$436,374

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$22,300	$1,294	$21,006
CMOs issued by US Government sponsored agencies	205,618	2,528	203,090
FNMA and FHLMC certificates	219,983	4,324	215,659
GNMA certificates	206	13	193
	$448,107	$8,159	$439,948

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$1,673	$12	$1,661
CMOs issued by US Government sponsored agencies	2,194	178	2,016
	$3,867	$190	$3,677

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$19,086	$426	$18,660
CMOs issued by US Government sponsored agencies	10,671	615	10,056
US Treasury Securities	11,498	2	11,496
GNMA certificates	84	8	76
FNMA and FHLMC certificates	68	1	67
	$41,407	$1,052	$40,355

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$20,759	$438	$20,321
CMOs issued by US Government sponsored agencies	12,865	793	12,072
US Treasury Securities	11,498	2	11,496
GNMA certificates	84	8	76
FNMA and FHLMC certificates	68	1	67
	$45,274	$1,242	$44,032

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

Securities in an unrealized loss position at June 30, 2013 are mainly composed of highly liquid securities that in most cases have a large and efficient secondary market. Valuations are performed on a monthly basis. The Company’s management believes that the unrealized losses of such securities at June 30, 2013 are temporary and are substantially related to market interest rate fluctuations and not to deterioration in the creditworthiness of the issuer or guarantor. At June 30, 2013, the Company does not have the intent to sell these investments in an unrealized loss position.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

The Company’s loan portfolio is composed of covered loans and non-covered loans. The Company presents loans subject to the loss sharing agreements as “covered loans” in the information below, and loans that are not subject to FDIC loss sharing agreements as “non-covered loans.” The risks of the Eurobank FDIC-assisted acquisition acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Also, loans acquired in the BBVAPR Acquisition are included as non-covered loans in the unaudited consolidated statements of financial condition. Non-covered loans are further segregated between originated loans, acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) and acquired loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy).

For a summary of the accounting policy related to loans, interest recognition and allowance for loan and lease losses, please refer to the summary of significant accounting policies included in Note 1 of our 2012 Form 10-K under “Notes to Consolidated Financial Statements”.

The composition of the Company’s loan portfolio at June 30, 2013 and December 31, 2012 was as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$755,298	$804,942
Commercial	702,074	353,930
Auto and leasing	233,092	50,720
Consumer	89,608	48,136
	1,780,072	1,257,728
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	140,234	317,244
Commercial secured by real estate	14,519	29,215
Auto	373,587	457,894
Consumer	62,751	68,878
	591,091	873,231
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	747,077	942,267
Construction	140,060	196,692
Mortgage	781,389	810,135
Auto	462,691	554,938
Consumer	88,375	118,171
	2,219,592	2,622,203
	4,590,755	4,753,162
Deferred loan fees, net	(831)	(3,463)
Loans receivable	4,589,924	4,749,699
Allowance for loan and lease losses on non-covered loans	(46,625)	(39,921)
Loans receivable, net	4,543,299	4,709,778
Mortgage loans held-for-sale	78,350	64,145
Total loans not covered under shared-loss agreements with FDIC, net	4,621,649	4,773,923
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	123,507	128,811
Construction and development secured by 1-4 family residential properties	16,478	15,969
Commercial and other construction	275,489	289,070
Leasing	943	7,088
Consumer	6,955	8,493
Total loans covered under shared-loss agreements with FDIC	423,372	449,431
Allowance for loan and lease losses on covered loans	(53,992)	(54,124)
Total loans covered under shared-loss agreements with FDIC, net	369,380	395,307
Total loans, net	$4,991,029	$5,169,230

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other held for investment loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following table presents the aging of the recorded investment in gross originated and other loans held for investment as of June 30, 2013 and December 31, 2012 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$-	$2,937	$6,993	$9,930	$79,666	$89,596	$6
Years 2003 and 2004	-	5,413	3,429	8,842	117,754	126,596	-
Year 2005	-	2,136	1,431	3,567	65,196	68,763	-
Year 2006	-	3,369	2,838	6,207	87,614	93,821	-
Years 2007, 2008 and 2009	-	2,863	3,407	6,270	104,169	110,439	433
Years 2010, 2011, 2012 and 2013	-	391	2,115	2,506	96,270	98,776	76
	-	17,109	20,213	37,322	550,669	587,991	515
Non-traditional	-	1,520	2,212	3,732	42,695	46,427	-
Loss mitigation program	-	4,993	14,287	19,280	68,335	87,615	1,606
	-	23,622	36,712	60,334	661,699	722,033	2,121
Home equity secured personal loans	-	-	12	12	740	752	-
GNMA's buy-back option program	-	-	32,513	32,513	-	32,513	-
	-	23,622	69,237	92,859	662,439	755,298	2,121
Commercial
Commercial secured by real estate	11,033	1,381	12,694	25,108	386,236	411,344	-
Other commercial and industrial	324	66	753	1,143	289,587	290,730	-
	11,357	1,447	13,447	26,251	675,823	702,074	-
Consumer	670	165	370	1,205	88,403	89,608	-
Auto and leasing	8,826	2,075	1,096	11,997	221,095	233,092	-
Total	$20,853	$27,309	$84,150	$132,312	$1,647,760	$1,780,072	$2,121

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,906	$2,116	$11,363	$20,385	$80,883	$101,268	$-
Years 2003 and 2004	12,048	5,206	18,162	35,416	114,446	149,862	-
Year 2005	4,983	1,746	8,860	15,589	65,312	80,901	-
Year 2006	9,153	3,525	15,363	28,041	85,045	113,086	-
Years 2007, 2008 and 2009	2,632	1,682	8,965	13,279	108,358	121,637	-
Years 2010, 2011 and 2012 and 2012	632	769	1,162	2,563	64,084	66,647	-
	36,354	15,044	63,875	115,273	518,128	633,401	-
Non-traditional	2,850	1,067	11,160	15,077	42,742	57,819	-
Loss mitigation program	8,933	4,649	19,989	33,571	53,739	87,310
	48,137	20,760	95,024	163,921	614,609	778,530	-
Home equity secured personal loans	-	-	10	10	726	736	-
GNMA's buy-back option program	-	-	25,676	25,676	-	25,676	-
	48,137	20,760	120,710	189,607	615,335	804,942	-
Commercial
Commercial secured by real estate	9,062	271	15,335	24,668	226,606	251,274	-
Other commercial and industrial	345	189	2,378	2,912	99,744	102,656	-
	9,407	460	17,713	27,580	326,350	353,930	-
Consumer	747	92	409	1,248	46,888	48,136	-
Auto and leasing	251	129	131	511	50,209	50,720	-
Total	$58,542	$21,441	$138,963	$218,946	$1,038,782	$1,257,728	$-

During the quarter ended June 30, 2013, the Company transferred $55.0 million of non-performing residential mortgage loans held-for-investment to held-for-sale at a fair value of $27.0 million. The difference between fair value and book value was recorded as charge-off to the mortgage portfolio. The provision for loan and lease losses during the quarter and six-month period ended June 30, 2013 increased to provide the coverage necessary under the allowance policy for the remaining mortgage loans, following the effects that the aforementioned reclassification had on the mortgage portfolio allowance level.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium as part of the BBVAPR Acquisition are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan.  Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accrual policy and any accretion of discount or amortization of premium is discontinued. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20, which had fully amortized their premium or discount, recorded at the date of acquisition, are removed from the acquired loan category at the end of the reporting period.

The following table presents the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of June 30, 2013 and December 31, 2012 by class of loans:

	June 30, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial	$291	$134	$493	$918	$139,316	$140,234	$-
Commercial secured by real estate	9	-	-	9	14,510	14,519	-
Auto	8,849	1,892	674	11,415	362,172	373,587	-
Consumer	1,767	7	1,069	2,843	59,908	62,751	-
Total	$10,916	$2,033	$2,236	$15,185	$575,906	$591,091	$-

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial	$715	$76	$193	$984	$316,260	$317,244	$-
Commercial secured by real estate	315	-	-	315	28,900	29,215	-
Auto	6,753	1,023	275	8,051	449,843	457,894	-
Consumer	982	-	1,095	2,077	66,801	68,878	-
Total	$8,765	$1,099	$1,563	$11,427	$861,804	$873,231	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Loans acquired as part of the BBVAPR Acquisition, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statement of financial condition at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Contractual required payments receivable	$ 3,429,294	$ 3,954,484
Less: Non-accretable discount	713,641	741,872
Cash expected to be collected	2,715,653	3,212,612
Less: Accretable yield	496,061	590,409
Carrying amount	$ 2,219,592	$ 2,622,203

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarter and six-month period ended June 30, 2013, excluding covered loans:

	Quarter Ended June 30, 2013	Six-Month Period Ended June 30, 2013
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$542,741	$590,409
Accretion	(54,427)	(102,095)
Transfer from non-accretable discount	7,747	7,747
Balance at end of period	$496,061	$496,061

	Quarter Ended June 30, 2013	Six-Month Period Ended June 30, 2013
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$733,126	$741,872
Principal losses	(11,738)	(20,484)
Transfer to accretable yield	(7,747)	(7,747)
Balance at end of period	$713,641	$713,641

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at June 30, 2013 and December 31, 2012 is as follows:

	June 30, 2013	December 31, 2012
	(In thousands)
Contractual required payments receivable	$782,763	$874,994
Less: Non-accretable discount	192,259	237,555
Cash expected to be collected	590,504	637,439
Less: Accretable yield	167,132	188,008
Carrying amount, gross	423,372	449,431
Less: Allowance for covered loan and lease losses	53,992	54,124
Carrying amount, net	$369,380	$395,307

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters and six-month periods ended June 30, 2013 and 2012:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Accretable yield activity
Balance at beginning of period	$174,107	$174,878	$188,008	$188,822
Accretion	(23,999)	(20,342)	(44,228)	(41,884)
Transfer from non-accretable discount	17,024	22,712	23,352	30,310
Balance at end of period	$167,132	$177,248	$167,132	$177,248

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Non-accretable discount activity
Balance at beginning of period	$214,236	$379,780	$237,555	$412,170
Principal losses	(4,953)	(42,664)	(21,944)	(67,456)
Transfer to accretable yield	(17,024)	(22,712)	(23,352)	(30,310)
Balance at end of period	$192,259	$314,404	$192,259	$314,404

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,987	$11,362
Years 2003 and 2004	3,465	18,162
Year 2005	1,481	8,859
Year 2006	2,875	15,363
Years 2007, 2008 and 2009	3,580	8,967
Years 2010, 2011, 2012 and 2013	3,988	1,162
	22,376	63,875
Non-traditional	2,287	11,160
Loss mitigation program	28,450	39,957
	53,113	114,992
Home equity secured personal loans	12	10
	53,125	115,002
Commercial
Commercial secured by real estate	29,491	26,517
Other commercial and industrial	2,939	2,989
	32,430	29,506
Consumer	370	442
Auto and leasing	1,096	131

Acquired loans accounted under ASC 310-20
Commercial	493	193
Auto	674	275
Consumer	1,069	1,095
	2,236	1,563
Total non-accrual loans	$89,257	$146,644

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

These loans do not include certain non-performing residential mortgage loans with a net book value of $55.0 million reclassified during the quarter ended June 30, 2013 to the loan held-for-sale category. Without this re-classification to loans held-for-sale, non-accruing loan balances would have been relatively consistent between December 31, 2012 and June 30, 2013.

Effective April 24, 2013, delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are placed in non-accrual when they become 18 months or more past due, since they are insured loans. Before that date, they were placed in non-accrual when they became 90 days or more past due.

At June 30, 2013 and December 31, 2012, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $55.7 million and $52.0 million, respectively.

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

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended June 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$22,889	$16,314	$1,313	$1,741	$77	$42,334
Charge-offs	(29,120)	(2,886)	(323)	(709)	-	(33,038)
Recoveries	-	234	43	209	-	486
Provision for non-covered loan and lease losses	27,606	3,961	1,309	2,400	643	35,919
Balance at end of period	$21,375	$17,623	$2,342	$3,641	$720	$45,701

	Six-Month Period Ended June 30, 2013
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(31,707)	(3,444)	(569)	(800)	-	(36,520)
Recoveries	-	262	107	216	-	585
Provision for non-covered loan and lease losses	31,990	3,733	1,948	3,692	352	41,715
Balance at end of period	$21,375	$17,623	$2,342	$3,641	$720	$45,701

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,879	$5,795	$-	$-	$-	$14,674
Collectively evaluated for impairment	12,496	11,828	2,342	3,641	720	31,027
Total ending allowance balance	$21,375	$17,623	$2,342	$3,641	$720	$45,701
Loans:
Individually evaluated for impairment	$81,849	$43,831	$-	$-	$-	$125,680
Collectively evaluated for impairment	673,449	658,244	89,608	233,091	-	1,654,392
Total ending loan balance	$755,298	$702,075	$89,608	$233,091	$-	$1,780,072

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$18,967	$15,045	$1,328	$510	$1,511	$37,361
Charge-offs	(1,948)	(1,721)	(184)	-	-	(3,853)
Recoveries	-	34	56	4	-	94
Provision for (recapture of) non-covered loan and lease losses	2,769	2,620	(202)	(317)	(1,070)	3,800
Balance at end of period	$19,788	$15,978	$998	$197	$441	$37,402

	Six-Month Period Ended June 30, 2012
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(2,869)	(3,358)	(366)	(31)	-	(6,624)
Recoveries	-	101	107	8	-	216
Provision for (recapture of) non-covered loan and lease losses	1,005	6,687	(166)	(625)	(101)	6,800
Balance at end of period	$19,788	$15,978	$998	$197	$441	$37,402

	December 31, 2012
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,334	$4,121	$-	$-	$-	$9,455
Collectively evaluated for impairment	15,758	12,951	856	533	368	30,466
Total ending allowance balance	$21,092	$17,072	$856	$533	$368	$39,921
Loans:
Individually evaluated for impairment	$74,783	$46,199	$-	$-	$-	$120,982
Collectively evaluated for impairment	730,159	307,731	48,136	50,720	-	1,136,746
Total ending loans balance	$804,942	$353,930	$48,136	$50,720	$-	$1,257,728

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the quarter and six-month period ended June 30, 2013:

	Quarter Ended June 30, 2013
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses:
Balance at beginning of period	$386	$-	$-	$-	$386
Charge-offs	(25)	(1,158)	(1,410)	-	(2,593)
Recoveries	-	637	886	-	1,523
Provision for non-covered loan and lease losses	563	521	524	-	1,608
Balance at end of period	$924	$-	$-	$-	$924

	Six-Month Period Ended June 30, 2013
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses:
Charge-offs	(25)	(2,614)	(3,125)	-	(5,764)
Recoveries	-	844	2,116	-	2,960
Provision for non-covered loan and lease losses	949	1,770	1,009	-	3,728
Balance at end of period	$924	$-	$-	$-	$924

	June 30, 2013
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	924	-	-	-	924
Total ending allowance balance	$924	$-	$-	$-	$924
Loans:
Collectively evaluated for impairment	154,753	62,751	373,587	-	591,091
Total ending loan balance	$154,753	$62,751	$373,587	$-	$591,091

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $43.8 million and $46.2 million at June 30, 2013 and December 31, 2012, respectively.  The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $5.8 million and $4.1 million at June 30, 2013 and December 31, 2012, respectively. The total investment in impaired mortgage loans was $81.8 million and $74.8 million at June 30, 2013 and December 31, 2012, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $8.9 million and $5.3 million at June 30, 2013 and December 31, 2012, respectively.

The Company’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, and the related allowance for loan and lease losses at June 30, 2013 and December 31, 2012 are as follows:

Originated and Other Loans and Leases Held for Investment

	June 30, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$22,168	$19,276	$5,795	30%
Residential troubled-debt restructuring	85,271	81,849	8,879	11%
Impaired loans with no specific allowance:
Commercial	31,334	24,555	N/A	N/A
Total investment in impaired loans	$138,773	$125,680	$14,674	12%

	December 31, 2012
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$16,666	$14,570	$4,121	28%
Residential troubled-debt restructuring	76,859	74,783	5,334	7%
Impaired loans with no specific allowance
Commercial	36,293	31,629	N/A	N/A
Total investment in impaired loans	$129,818	$120,982	$9,455	8%

Acquired Loans Accounted for under ASC-310-20 (Loans with revolving feature and/or acquired at a premium)

	June 30, 2013
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	36,293	31,629	N/A	N/A
Total investment in impaired loans	$36,293	$31,629	$-	0%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters and six-month periods ended June 30, 2013 and 2012:

	Quarter Ended June 30,
	2013		2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$255	$17,049	$132	$16,105
Residential troubled-debt restructuring	682	83,081	461	62,548
Impaired loans with no specific allowance
Commercial	226	23,304	49	25,031
Total interest income from impaired loans	$1,163	$123,434	$642	$103,684

	Six-Month Period Ended June 30,
	2013		2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment

Impaired loans with specific allowance
Commercial	$322	$17,789	$264	$20,516
Residential troubled-debt restructuring	1,273	80,914	874	59,466
Impaired loans with no specific allowance
Commercial	364	25,304	104	21,864
Total interest income from impaired loans	$1,959	$124,007	$1,242	$101,846

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following table presents the troubled-debt restructurings during the quarters and six-month periods ended June 30, 2013 and 2012:

	Quarter Ended June 30, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	42	$5,372	6.47%	355	$5,715	4.26%	420
Commercial loans	2	1,842	8.99%	87	1,842	4.00%	66
Consumer loans	2	18	13.67%	41	18	13.67%	60

	Six-Month Period Ended June 30, 2013
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	86	$10,555	6.56%	342	$11,288	4.59%	417
Commercial loans	2	1,842	8.99%	87	1,842	4.00%	66
Consumer loans	2	18	13.67%	41	18	13.67%	60

	Quarter Ended June 30, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	45	$6,028	6.52%	290	$6,380	4.95%	378
Commercial loans	3	3,698	6.25%	65	3,968	6.08%	71

	Six-Month Period Ended June 30, 2012
	Number of contracts	Pre Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	103	$15,473	6.50%	313	$16,419	4.96%	393
Commercial loans	6	5,600	5.80%	49	5,407	6.22%	65

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2013 and 2012:

	Twelve-Month Period Ended June 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	48	$6,414	32	$4,110
Consumer	2	$29	-	$-

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of gross non-covered originated and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	June 30, 2013
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate	$412,958	$346,115	$29,355	$1,293	$282	$35,913
Other commercial and industrial	289,117	278,319	2,763	118	-	7,918
	702,075	624,434	32,118	1,411	282	43,831
Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate	14,519	14,031	245	244	-	-
Other commercial and industrial	140,234	137,786	727	1,721	-	-
	154,753	151,817	972	1,965	-	-
Total	$856,828	$776,251	$33,090	$3,376	$282	$43,831

	December 31, 2012
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate	$251,274	$183,033	$23,928	$2,127	$99	$42,087
Other commercial and industrial	102,656	85,806	8,569	4,169	-	4,112
	353,930	268,839	32,497	6,296	99	46,199
Commercial - acquired loans (under ASC 310-20)
Construction and commercial real estate	20,337	19,701	245	391	-	-
Commercial and industrial	317,632	315,085	213	2,334	-	-
	337,969	334,786	458	2,725	-	-
Total	$691,899	$603,625	$32,955	$9,021	$99	$46,199

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of non-covered gross originated loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

June 30, 2013
Delinquency
Individually
Balance	Measured for

Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
(In thousands)

Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$89,596	$84,184	$-	$2,937	$367	$87	$1,719	$302
Years 2003 and 2004	126,596	117,665	-	5,413	1,319	737	1,373	89
Year 2005	68,763	65,026	-	2,136	663	267	502	169
Year 2006	93,821	87,259	-	3,369	968	440	1,273	512
Years 2007, 2008 and 2009	110,439	104,041	-	2,782	342	2,199	676	399
Years 2010, 2011, 2012 and 2013	98,776	94,271	-	391	951	800	365	1,998
	587,991	552,446	-	17,028	4,610	4,530	5,908	3,469
Non-traditional	46,427	42,695	-	1,520	807	160	1,152	93
Loss mitigation program	87,615	7,980	-	98	47	234	969	78,287
	722,033	603,121	-	18,646	5,464	4,924	8,029	81,849
Home equity secured personal loans	752	740	-	-	-	-	12	-
GNMA's buy-back option program	32,513	-	-	-	5,782	15,775	10,956	-
	755,298	603,861	-	18,646	11,246	20,699	18,997	81,849
Consumer	89,608	88,218	660	156	167	199	-	208
Auto and Leasing	233,092	221,095	8,826	2,075	759	337	-	-
	1,077,998	913,174	9,486	20,877	12,172	21,235	18,997	82,057
Acquired loans (under ASC 310-20)
Auto	373,588	362,173	8,849	1,892	495	179	-	-
Consumer	62,751	59,908	1,767	7	1,054	15	-	-
	436,339	422,081	10,616	1,899	1,549	194	-	-
Total	$1,514,337	$1,335,255	$20,102	$22,776	$13,721	$21,429	$18,997	$82,057

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2012
Delinquency
Individually
Balance	Measured for

Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
(In thousands)

Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$101,268	$80,715	$6,907	$2,116	$886	$3,720	$6,442	$482
Years 2003 and 2004	149,862	114,341	12,048	5,206	2,082	3,994	11,533	658
Year 2005	80,900	65,245	4,983	1,746	1,202	1,846	5,727	151
Year 2006	113,086	84,926	9,012	3,525	1,530	5,103	8,695	295
Years 2007, 2008 and 2009	121,639	108,357	2,632	1,682	641	2,532	5,732	63
Years 2010, 2011 and 2012	66,646	64,084	632	769	249	452	460	-
	633,401	517,668	36,214	15,044	6,590	17,647	38,589	1,649
Non-traditional	57,819	42,742	2,850	1,067	455	2,287	8,418	-
Loss mitigation program	87,310	9,595	606	128	102	253	3,492	73,134
	778,530	570,005	39,670	16,239	7,147	20,187	50,499	74,783
Home equity secured personal loans	736	726	-	-	-	-	10	-
GNMA's buy back option program	25,676	-	-	-	6,064	10,659	8,953	-
	804,942	570,731	39,670	16,239	13,211	30,846	59,462	74,783
Consumer	48,136	46,888	747	92	188	218	3	-
Auto and leasing	50,720	50,209	251	129	46	85	-	-
	903,798	667,828	40,668	16,460	13,445	31,149	59,465	74,783
Acquired loans (under ASC 310-20)
Mortgage	1,591	1,070				521
Auto	457,894	449,843	6,753	1,023	264	11	-	-
Consumer	68,878	66,801	982	-	1,089	4	2	-
	528,363	517,714	7,735	1,023	1,353	536	2	-
Total	$1,432,161	$1,185,542	$48,403	$17,483	$14,798	$31,685	$59,467	$74,783

The reduction in mortgage loans over 90 days past due from December 31, 2012 is due to the reclassification of certain non-performing residential mortgage loans originated before 2010, ,with the a net book value of $55.0 million to the loan held-for-sale category.

Non-covered Acquired Loans Accounted under ASC 310-30

Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Company would record an allowance for loan and lease losses. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 as of June 30, 2013 and December 31, 2012.

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

The changes in the allowance for loan and lease losses on covered loans for the quarters and six-month periods ended June 30, 2013 and 2012 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of the period	$52,974	$56,437	$54,124	$37,256
Provision for covered loan and lease losses, net	1,210	1,467	1,882	8,624
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	(192)	724	(2,014)	12,748
Balance at end of the period	$53,992	$58,628	$53,992	$58,628

FDIC shared-loss portion of provision for (recapture of) covered loans and lease losses net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing (decreasing) the FDIC loss-share indemnification asset.

Provision for covered loans and lease losses for the quarter and six-month period ended June 30, 2013 was $1.2 million and $1.9 million, respectively, reflecting the Company’s quarterly revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. During the quarter ended June 30, 2013, a commercial real estate loan pool underperformed, requiring additional allowance for the quarter. The six-month period ended June 30, 2013, is mainly affected by the aforementioned commercial real estate pool together with two pools of non-performing residential mortgage loans pools. The six-month period ended June 30, 2013 was benefited by the reversal of the allowance of pools of commercial and industrial loans and pools of commercial loans secured by real estate.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$51,613	$36,483	$7,072	19%
Construction and development secured by 1-4 family residential properties	66,024	16,170	6,741	42%
Commercial and other construction	242,054	75,941	39,504	52%
Consumer	12,790	6,818	675	10%
Total investment in impaired covered loan pools	$372,481	$135,412	$53,992	40%

	December 31, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$45,208	$29,482	$4,986	17%
Construction and development secured by 1-4 family residential properties	68,255	15,185	6,137	40%
Commercial and other construction	252,373	121,237	42,323	35%
Consumer	14,494	8,493	678	8%
Total investment in impaired covered loan pools	$380,330	$174,397	$54,124	31%

NOTE 6 —  PREMISES AND EQUIPMENT

Premises and equipment at June 30, 2013 and December 31, 2012 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	June 30,	December 31,
	(Years)	2013	2012
		(In thousands)
Land	—	$5,677	$2,876
Buildings and improvements	40	63,673	63,133
Leasehold improvements	5 — 10	23,637	23,602
Furniture and fixtures	3 — 7	11,685	10,441
Information technology and other	3 — 7	23,271	20,874
		127,943	120,926
Less: accumulated depreciation and amortization		(43,642)	(35,929)
		$84,301	$84,997

Depreciation and amortization of premises and equipment totaled $3.0 million and $6.1 million in the quarter and six-month period ended June 30, 2013, respectively, and $1.2 million and $2.4 million in the quarter and six-month period ended June 30, 2012, respectively. These are included in the unaudited consolidated statements of operations as part of occupancy and equipment expenses.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  DERIVATIVE ACTIVITIES

During the quarter and six-month period ended June 30, 2013, gains of $1.6 million and $1.3 million, respectively, were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations, which were mainly related to the mortgage hedging activities. During the quarter and six-month period ended June 30, 2012, there were no significant transactions impacting the Company’s operations reflected as “Derivative Activities” in the unaudited consolidated statements of operations.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$16,020	$13,233
Interest rate swaps not designated as hedges	3,245	8,426
Interest rate caps	270	230
Other	120	-
	$19,655	$21,889

Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$13,187	$17,665
Interest rate swaps not designated as hedges	3,244	8,365
Interest rate caps	270	230
	$16,701	$26,260

Interest Rate Swaps

The Company enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowings transactions and are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Company does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to earnings in the next twelve months.

The following table shows a summary of these swaps and their terms at June 30, 2013:

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
	$225,000

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An unrealized loss of $13.2 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2013, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

At June 30, 2013 and December 31, 2012, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $3.2  million and $8.4 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At June 30, 2013 and December 31, 2012, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $3.2 million and $8.4 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

 The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at June 30, 2013:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,232	5.1300%	1-Month Libor	07/03/06	07/03/16
	12,500	5.5050%	1-Month Libor	04/11/09	04/11/19
	1,150	5.1500%	3-Month Libor	10/24/08	10/24/13
	$17,882

Interest Rate Swaps - Mirror Image Derivatives	$4,232	5.1300%	1-Month Libor	07/03/06	07/03/16
	12,500	5.5050%	1-Month Libor	04/11/09	04/11/19
	1,150	4.9550%	3-Month Libor	10/24/08	10/24/13
	$17,882

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index.  The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2013 and December 31, 2012, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $16.0 million (notional amount of $49.1 million) and $13.2 million (notional amount of $66.6 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $15.3 million (notional amount of $42.9 million) and $12.7 million (notional amount of $62.3 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting; therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $94.0 million June 30, 2013 and December 31, 2012. At June 30, 2013, the interest rate caps sold to clients represented a liability of $270 thousand and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.  At June 30, 2013, the interest rate caps purchased as mirror-images represented an asset of $270 thousand and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 —  ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2013 and December 31, 2012 consists of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Non-covered loans	$11,459	$10,533
Investments	6,049	7,021
	$17,508	$17,554

Other assets at June 30, 2013 and December 31, 2012 consist of the following:

	June 30,	December 31,
	2013	2012
	(In thousands)
Prepaid FDIC insurance	$-	$6,451
Other prepaid expenses	23,568	19,674
Servicing advances	-	7,976
Mortgage tax credits	8,706	8,706
Core deposit and customer relationship intangibles	13,201	14,490
Investment in Statutory Trust	1,086	1,086
Other repossessed assets	8,921	6,084
Accounts receivable and other assets	48,980	59,175
	$104,462	$123,642

On November 12, 2009, the FDIC adopted a final rule requiring insured depository institutions to prepay on December 31, 2009 their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012, along with each institution’s risk-based deposit insurance assessment for the third quarter of 2009. The prepayment balance of the assessment amounted to $6.5 million at December 31, 2012. Pursuant to guidelines issued by the FDIC, the assessment due for the first quarter of 2013 paid on June 28, 2013 was offset by the amount of the credit for prepaid assessments.

Other prepaid expenses amounting to $23.6 million and $19.7 million at June 30, 2013 and December 31, 2012, respectively, include prepaid municipal, property and income taxes aggregating to $17.1 million and $12.0 million, respectively.

Servicing advances amounting to $8.0 million at December 31, 2012, represent the advances made to Bayview Loan Servicing, LLC in order to service some of the loans acquired in the FDIC-assisted acquisition of Eurobank. This servicing agreement was terminated effective May 31, 2013.

At June 30, 2013 and December 31, 2012, tax credits for the Company amounted $8.7 million.  Mortgage loan tax credits acquired as part of the BBVAPR Acquisition amounted to $6.3 million and $7.4 million at June 30, 2013 and December 31, 2012, respectively. These tax credits do not have an expiration date.

As part of the FDIC-assisted acquisition of Eurobank and the recent BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2013 and December 31, 2012, this core deposit intangible amounted to $8.6 million and $9.5 million, respectively. In addition, as part of the BBVAPR Acquisition on December 18, 2012, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired in the broker-dealer and insurance subsidiaries as of December 31, 2012.  At June 30, 2013, this customer relationship intangible amounted to $4.6 million.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other repossessed assets totaled $8.9 million and $6.1 million at June 30, 2013 and December 31, 2012, respectively. Repossessed auto loans acquired as part of the BBVAPR Acquisition amounted to $8.6 million and $5.9 million at June 30, 2013 and December 31, 2012, respectively.

NOTE 9 —  DEPOSITS AND RELATED INTEREST

Total deposits as of June 30, 2013 and December 31, 2012 consist of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Non-interest bearing demand deposits	$872,806	$799,667
Interest-bearing savings and demand deposits	2,331,589	2,282,305
Individual retirement accounts	352,637	376,611
Retail certificates of deposit	688,877	699,983
Institutional certificates of deposits	645,037	602,828
Total core deposits	4,890,946	4,761,394
Brokered deposits	774,092	928,165
Total deposits	$5,665,038	$5,689,559

The weighted average interest rate of the Company’s deposits was 0.73% at June 30, 2013 and  1.33% at December 31, 2012, inclusive of non-interest bearing deposits of $934.7 million and $799.7 million, respectively.  Interest expense for the quarters and the six-month periods ended June 30, 2013 and 2012 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Demand and savings deposits	$5,435	$2,848	$11,397	$6,024
Certificates of deposit	4,538	5,037	9,054	10,984
	$9,973	$7,885	$20,451	$17,008

At June 30, 2013 and December 31, 2012, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund Inc., which amounted to $93.3 million and $101.5 million, respectively, with a weighted average rate of 0.77% and 0.77%, and were collateralized with investment securities with a fair value of $68.3 million and $80.3 million, respectively.

At June 30, 2013 and December 31, 2012, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.18 billion and $1.87 billion, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $170.5 million and $78.3 million, respectively, at a weighted average rate of 0.48% at June 30, 2013 and 0.72% at December 31, 2012.

At June 30, 2013 and December 31, 2012, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $98.7 million and $114.6 million, respectively, and with commercial loans amounting to $464.1 million at June 30, 2013 and $485.8 million at December 31, 2012.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $15.3 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $3.3 million and unamortized deposit discounts in the amount of $9.0 million, the scheduled maturities of certificates of deposit at June 30, 2013 are as follows:

June 30, 2013
(In thousands)
Within one year:
Three (3) months or less	$492,297
Over 3 months through 1 year	759,405
1,251,702
Over 1 through 2 years	634,600
Over 2 through 3 years	258,143
Over 3 through 4 years	143,128
Over 4 through 5 years	61,763
$2,349,336

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $1.0 million and $2.8 million as of June 30, 2013 and December 31, 2012, respectively.

NOTE 10 —  BORROWINGS

Short term borrowings

At June 30, 2013, no short term borrowings were outstanding, compared to December 31, 2012 when these totaled $92.2 million and mainly consisted of unsecured fixed rate borrowings with a weighted average rate of 0.30%.

Securities Sold under Agreements to Repurchase

At June 30, 2013, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of the agreements.

At June 30, 2013 and December 31, 2012, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.3 million at both dates, were as follows:

	June 30,		December 31,
	2013		2012
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Inc.	$500,000	$597,126	$500,000	$616,751
JP Morgan Chase Bank NA	255,000	273,783	412,837	443,436
Credit Suisse Securities (USA) LLC	255,000	270,180	255,000	269,943
Deutsche Bank	255,000	271,702	255,000	273,288
Citigroup Global Markets Inc.	46,573	52,473	150,000	162,652
Barclays Bank	-	-	68,650	77,521
Wells Fargo	-	-	51,444	54,943
Total	$1,311,573	$1,465,264	$1,692,931	$1,898,534

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.3 million, at June 30, 2013:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2013	$46,573	0.420%	6/25/2013	7/8/2013

2014	255,000	0.500%	12/13/2012	1/7/2014
	255,000	0.550%	12/10/2012	6/13/2014
	85,000	0.675%	12/3/2012	12/3/2014
	170,000	0.675%	12/6/2012	12/8/2014
	765,000

2017	500,000	4.665%	3/2/2007	3/2/2017
	$1,311,573	2.129%

None of the structured repurchase agreements referred to above with maturity dates up to the date of this report were renewed.

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2013 and December 31, 2012, these advances were secured by mortgage and commercial loans amounting to $1.3 billion both periods. Also, at June 30, 2013, the Company had an additional borrowing capacity with the FHLB of $714.4 million. At June 30, 2013 and December 31, 2012, the weighted average remaining maturity of FHLB’s advances was 11.7 months and 3.5 months, respectively. The original terms of these advances range between one month and five years, and the FHLB does not have the right to exercise put options at par on any advances outstanding as of June 30, 2013.The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $294 thousand, at June 30, 2013:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
(In thousands)
2013	$25,000	0.360%	6/4/2013	7/5/2013
	50,000	0.360%	6/10/2013	7/10/2013
	100,000	0.390%	6/17/2013	7/16/2013
	25,000	0.400%	6/24/2013	7/24/2013
	25,000	0.410%	6/28/2013	7/30/2013
	225,000

2017	4,844	1.240%	4/3/2012	4/3/2017

2018	30,000	2.187%	1/16/2013	1/16/2018
	25,000	2.177%	1/16/2013	1/16/2018
	55,000
	$284,844	0.745%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated Capital Notes

Subordinated capital notes amounted to $99.0 million and $146.0 million at June 30, 2013 and December 31, 2012, respectively.

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

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.22% at June 30, 2013; 3.26% at December 31, 2012), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date September 2013). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture.  The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the unaudited consolidated statements of financial condition.

Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act, and the capital rules adopted in July 2013 by the federal banking regulators to implement the agreements reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” and to make other changes consistent with the Dodd-Frank Act, which are scheduled to become effective January 1, 2015 (subject to certain phase-in periods through January 1, 2019), bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, are permanently grandfathered under the new capital rules and may continue to be included as Tier 1 capital. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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

•         Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (1.83% at June 30, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly during the floating-rate period. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

•         Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter ( 1.83% at June 30, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These notes qualify as Tier 2 capital at a discounted rate, which totals $40.2 million at June 30, 2013 and $50.2 million at December 31, 2012.  Generally speaking, subordinated notes are included as Tier 2 capital if they have an original weighted average maturity of at least 5 years and comply with certain other requirements.  As the notes approach maturity, they begin to take on characteristics of a short term obligation.  For this reason, the outstanding amount eligible for inclusion in Tier 2 capital is reduced, or discounted, as the instruments approach maturity: one fifth of the outstanding amount is excluded each year during the instruments last five years before maturity.  When the remaining maturity is less than one year, the instrument is excluded from Tier 2 capital.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
2013	$48,575
2014	6,700
2015	6,700
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition within “Advances from FHLB and other borrowings”, amounted to $37.2 million and $17.6 million at June 30, 2013 and December 31, 2012, respectively. These borrowings mainly consists of federal funds purchased of $29.4 million and $9.9 million at June 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 0.30% at both dates, and unsecured fixed-rate borrowings of $7.7 million at both June 30, 2013 and December 31, 2012, with a weighted average interest rate of 0.67% at both dates.

NOTE 11 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of June 30, 2013 and December 31, 2012, these loan balances amounted to $8.0 million and $6.1 million, respectively. The activity and balance of these loans for the quarters and six-month periods ended June 30, 2013 and 2012 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at the beginning of period	$8,688	$5,238	$6,055	$3,772
New loans	-	-	4,234	1,505
Repayments	(657)	(180)	(2,026)	(219)
Credits of persons no longer considered related parties	-	-	(232)	-
Balance at the end of period	$8,031	$5,058	$8,031	$5,058

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  INCOME TAXES

On June 30, 2013 the Governor signed Act No. 40 known as “Ley de Redistribución y Ajuste de la Carga Contributiva” (Act of Redistribution and Adjustment of Tax Burden).  This Act, along with others signed by the Governor, comprises the budget of the Commonwealth of Puerto Rico for 2013-2014. The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for taxable years beginning after December 31,2012 are as follows: (1) the maximum Corporate Income Tax rate was  increased from 30% to 39%; (2) the allowance deduction for determining the income subject to surtax was reduced from $750,000 to $75,000 (which must be allocated among the members of a controlled group of corporations; (3) the allowable Net Operating Loss (“NOL”) deduction was reduced to (i) 90% of the corporation’s net income subject to regular tax, for purposes of computing the regular income tax and  (ii)  80% of the alternative minimum taxable income for purposes of computing the alternative minimum tax (“AMT”); (4) the NOL carryover period was extended from 10 to 12 years  for NOLs incurred after December 31, 2012;  (5) a new special tax based on gross income (the “Special Tax”) was added to the Puerto Rico Internal Revenue Code of 2011, as further described below; and (6) a special tax of 1% on insurance premiums earned after June 30, 2013.

 In the case of non-financial institutions, the Special Tax is paid as part of the AMT and thus is accounted for under the provisions of ASC 740. The applicable rate for non-financial institutions increases gradually from 0.2% for gross income in excess of $1.0 million up to 0.85% for gross income in excess of $1.5 billion. In the case of a controlled group of corporations, the tax rate for all members of the group is determined by the aggregate gross income of all members in the group. In the case of financial institutions, the Special Tax is not part of the AMT calculation thus is accounted for as other tax not subject to the provisions of ASC 740 since the same is based on gross income. The applicable rate for financial institutions is 1%, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax.

At June 30, 2013 and December 31, 2012, the Company’s net deferred tax asset amounted to $155.2 million and $122.5 million, respectively. Income tax benefit for the quarter and six-month periods ended June 30, 2013 totaled $31.9 million and $24.8 million, respectively. The benefit of both periods is related to the positive effect on the deferred tax asset of the increase in the enacted tax rate from 30% to 39%. Income tax expense for the quarter and six-month period ended June 30, 2012 totaled $1.1 million and $3.0 million, respectively.

At June 30, 2013 and December 31, 2012, OIB had $415 thousand and $504 thousand, respectively, in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended June 30, 2013 and 2012, $43 thousand and $166 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision. During the six-month periods ended June 30, 2013 and 2012, $89 thousand and $724 thousand, respectively, related to this residual effect from OIB was reclassified from accumulated other comprehensive income to income tax provision.

The Company maintained an effective tax rate for the six-month period ended June 30, 2013 lower than the new maximum marginal statutory rate of 39.00%.  The reconciliation of the enacted tax rate and the effective income tax rate for the six-month period ended June 30, 2013 follows:

	Six-Month Period Ended June 30,
	2013
	Amount	Rate
	(Dollars in thousands)
Tax at statutory rates	$13,230	39.00%
Tax effect of exempt income, net	(3,607)	-10.63%
Effect in deferred taxes due to increase in tax rates
from 30.00% to 39.00%	(36,928)	-108.85%
Other items, net	2,497	7.35%
Income tax benefit	$(24,808)	-73.13%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at June 30, 2013 was $5.6 million (December 31, 2012 - $5.3 million). The Company had accrued $1.7 million at June 30, 2013 (December 31, 2012 - $1.4 million) for the payment of interest and penalties relating to unrecognized tax benefits. As part of the BBVAPR Acquisition, there are unrecognized tax benefits amounting to $3.9 million at June 30, 2013 and December 31, 2012. There is also $812 thousand (December 31, 2012 - $665 thousand) in accrued payment of interest and penalties relating to unrecognized tax benefits.

NOTE 13 —  STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that are scheduled to become effective January 1, 2015 (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of June 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2013 and December 31, 2012, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2013 and December 31, 2012 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of June 30, 2013
Total capital to risk-weighted assets	$807,190	15.83%	$407,818	8.00%
Tier 1 capital to risk-weighted assets	$702,801	13.79%	$203,909	4.00%
Tier 1 capital to total assets	$702,801	8.54%	$329,223	4.00%
As of December 31, 2012
Total capital to risk-weighted assets	$794,195	15.15%	$419,269	8.00%
Tier 1 capital to risk-weighted assets	$678,127	12.94%	$209,634	4.00%
Tier 1 capital to total assets	$678,127	6.42%	$422,307	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2013
Total capital to risk-weighted assets	$743,653	15.01%	$396,291	8.00%	$495,363	10.00%
Tier 1 capital to risk-weighted assets	$641,043	12.94%	$198,145	4.00%	$297,218	6.00%
Tier 1 capital to total assets	$641,043	7.84%	$327,058	4.00%	$408,823	5.00%
As of December 31, 2012
Total capital to risk-weighted assets	$719,675	14.03%	$410,268	8.00%	$512,835	10.00%
Tier 1 capital to risk-weighted assets	$604,997	11.80%	$205,134	4.00%	$307,701	6.00%
Tier 1 capital to total assets	$604,997	5.76%	$420,298	4.00%	$525,373	5.00%

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance. As of June 30, 2013, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2013 and December 31, 2012, the Bank’s legal surplus amounted to $57.9 million and $52.1 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Common Share

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2013 and 2012 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income	$37,539	$14,958	$58,731	$25,610
Less: Dividends on preferred stock
Non-Convertible Preferred Stock (Series A, B, and D)	(1,629)	(1,201)	(3,256)	(2,401)
Convertible preferred stock (Series C)	(1,837)	-	(3,675)	-
Income available to common shareholders	$34,073	$13,757	$51,800	$23,209
Effect of assumed conversion of the Convertible ' 'Preferred Stock	1,837	-	3,675	-
Income available to common shareholders assuming conversion	$35,910	$13,757	$55,475	$23,209

Weighted average common shares and share equivalents:
Average common shares outstanding	45,630	40,703	45,613	40,873
Effect of dilutive securities:
Average potential common shares-options	200	105	178	113
Average potential common shares-assuming ' 'conversion of convertible preferred stock	7,138	-	7,138	-
Total weighted average common shares ' 'outstanding and equivalents	52,968	40,808	52,929	40,986
Earnings per common share - basic	$0.75	$0.34	$1.14	$0.57
Earnings per common share - diluted	$0.68	$0.34	$1.05	$0.57

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remained outstanding at June 30, 2013, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter and six-month period ended June 30, 2013 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended June 30, 2013 and 2012, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 243,721 and 708,976, respectively. For the six-month periods ended June 30, 2013 and 2012, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 578,393 and 707,143, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

Repurchased common stock is held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

The activity in connection with common shares held in treasury by the Company for the six-month periods ended June 30, 2013 and 2012 is set forth below:

	Six-Month Period Ended June 30,
	2013		2012
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	7,090,597	$81,275	6,564,124	$74,808
Common shares used upon lapse of restricted stock units	(34,800)	(364)	(37,446)	(392)
Common shares repurchased as part of the stock repurchase program	-	-	603,000	7,022
Common shares used to match defined contribution plan, net	(7,318)	(77)	(18,898)	(35)
End of period	7,048,479	$80,834	7,110,780	$81,403

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of June 30, 2013 and December 31, 2012 consisted of:

	June 30,	December 31,
	2013	2012
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$28,779	$75,347
Income tax effect of unrealized gain on securities available-for-sale	(3,379)	(7,102)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	25,400	68,245
Unrealized loss on cash flow hedges	(13,187)	(17,664)
Income tax effect of unrealized loss on cash flow hedges	3,553	5,299
Net unrealized loss on cash flow hedges	(9,634)	(12,365)
	$15,766	$55,880

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarter and the six-month period ended June 30, 2013:

	Quarter Ended June 30, 2013			Six-Month Period Ended June 30, 2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)			(In thousands)
Beginning balance	$58,393	$(11,342)	$47,051	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	(33,036)	292	(32,744)	(42,934)	(21)	(42,955)
Amounts reclassified out of accumulated other comprehensive income	43	1,416	1,459	89	2,752	2,841
Other comprehensive income (loss)	(32,993)	1,708	(31,285)	(42,845)	2,731	(40,114)
Ending balance	$25,400	$(9,634)	$15,766	$25,400	$(9,634)	$15,766

The following table presents reclassifications out of accumulated other comprehensive income for the quarter and six-month period ended June 30, 2013:

		Six-Month Period	Affected Line Item in
	Quarter Ended	Ended	Consolidated Statement
	June 30, 2013	June 30, 2013	of Operations
	(In thousands)	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,416	$2,752	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	43	89	Income tax expense
	$1,459	$2,841

At June 30, 2013 and December 31, 2012, OIB had $415 thousand and $504 thousand, respectively, in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a new Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods.

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

Summarized credit-related financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$445,411	$591,679
Commercial letters of credit	2,231	2,918

Commitments from loans acquired as part of the BBVAPR Acquisition amounted to $337.1 million and $461.6 million at June 30, 2013 and December 31, 2012, respectively. Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty.

At June 30, 2013 and December 31, 2012, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $900 thousand at both June 30, 2013 and December 31, 2012.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2013 and December 31, 2012, is as follows:

	June 30,	December 31,
	2013	2012
	(In thousands)
Standby letters of credit and financial guarantees	$67,087	$69,789
Loans sold with recourse	184,937	172,492
Commitments to sell or securitize mortgage loans	10,977	83,663

Standby letters of credit and financial guarantees are written conditional commitments issued by the Company to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of nonperformance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. The Company does not expect any significant losses under these obligations. As of June 30, 2013 and December 31, 2012, no performance was required on any financial guarantees. As part of the BBVAPR Acquisition, the Company assumed $65.9 million of standby letters of credit and $169.3 million of loans sold without recourse commitments at December 31, 2012.

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2013 and 2012 amounted to $2.6 million and $1.6 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. For the six-month periods ended June 30, 2013 and 2012, rent expense amounted to $5.2 million and $3.3 million, respectively. Future rental commitments under leases in effect at June 30, 2013, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending June 30,	Minimum Rent
(In thousands)
2013	$5,332
2014	8,402
2015	8,116
2016	7,492
2017	7,965
Thereafter	24,755
$62,062

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	June 30, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,816,172	$20,057	$1,836,229
Money market investments	10,983	-	-	10,983
Derivative assets	-	3,635	16,020	19,655
Servicing assets	-	-	12,994	12,994
Derivative liabilities	-	(16,701)	(15,315)	(32,016)
	$10,983	$1,803,106	$33,756	$1,847,845
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$43,831	$43,831
Foreclosed real estate	-	-	81,689	81,689
	$-	$-	$125,520	$125,520

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,174,274	$20,012	$2,194,286
Securities purchased under agreements to resell	-	80,000	-	80,000
Money market investments	13,205	-	-	13,205
Derivative assets	-	8,656	13,233	21,889
Servicing assets	-	-	10,795	10,795
Derivative liabilities	-	(26,260)	(12,707)	(38,967)
	$13,205	$2,236,670	$31,333	$2,281,208
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,199	$46,199
Foreclosed real estate	-	-	75,447	75,447
	$-	$-	$121,646	$121,646

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and the six-month periods ended June 30, 2013 and 2012:

	Quarter Ended June 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,042	$15,404	$11,543	$(14,839)	$32,150
Gains (losses) included in earnings	-	616	-	(516)	100
Changes in fair value of investment securities available for sale included in other comprehensive income	16	-	-	-	16
New instruments acquired	-	-	1,301	-	1,301
Principal repayments	-	-	(489)	-	(489)
Amortization	-	-	-	40	40
Changes in fair value of servicing assets	-	-	639	-	639
Balance at end of period	$20,058	$16,020	$12,994	$(15,315)	$33,757

	Quarter Ended June 30, 2012
	Investment securities
	available-for-sale
			Derivative		Derivative
			asset		liability
		Other	(S&P		(S&P
		debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CLOs	securities	Options)	assets	Options)	Total

Balance at beginning of period	$29,643	$9,882	$12,515	$10,725	$(12,138)	$50,627
Gains (losses) included in earnings	-	-	(1,148)	-	1,119	(29)
Changes in fair value of investment securities available for sale included in other comprehensive income	(2,381)	134	-	-	-	(2,247)
New instruments acquired	-	-	-	499	-	499
Principal repayments	18	-	-	(241)	-	(223)
Amortization	-	-	-	-	107	107
Changes in fair value of servicing assets	-	-	-	(207)	-	(207)
Balance at end of period	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	2,787	-	(2,923)	(136)
Changes in fair value of investment securities available for sale included in other comprehensive income	46	-	-	-	46
New instruments acquired	-	-	1,994	-	1,994
Principal repayments	-	-	(557)	-	(557)
Amortization	-	-	-	315	315
Changes in fair value of servicing assets	-	-	762	-	762
Balance at end of period	$20,058	$16,020	$12,994	$(15,315)	$33,757

	Six-Month Period Ended June 30, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	-	-	2,050	-	(2,035)	15
Changes in fair value of investment securities available for sale included in other comprehensive income	-	488	(7)	-	-	-	481
New instruments acquired	-	-	-	-	919	-	919
Principal repayments	-	34	-	-	(476)	-	(442)
Amortization	-	-	(1)	-	-	485	484
Sales of instruments	(10,530)	-	-	-	-	-	(10,530)
Changes in fair value of servicing assets	-	-	-	-	(121)	-	(121)
Balance at end of period	$-	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527

During the quarters and the six-month periods ended June 30, 2013 and 2012, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.  There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2013:

	June 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Other debt securities	$20,058	Market comparable bonds	Indicative pricing	97.50% - 100.50%
			Option adjusted spread	289.1% - 469.2%
			Yield to maturity	3.060% - 5.101%
			Spread to maturity	288.7% - 470.2%
Derivative assets (S&P Purchased Options)	$16,020	Option pricing model	Implied option volatility	24.82% - 39.16%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	100.28% - 174.12%
Servicing assets	$12,994	Cash flow valuation	Constant prepayment rate	8.41% - 26.96%
			Discount rate	10.50% - 13.50%
Derivative liability (S&P Embedded Options)	$(15,315)	Option pricing model	Implied option volatility	24.82% - 39.16%
			Counterparty credit risk (based on 5-year CDS spread)	100.28% - 174.12%
Collateral dependant impaired loans	$43,831	Fair value of property or collateral	Appraised value	Not meaningful

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

The table below presents a detail of investment securities available-for-sale classified as Level 3 at June 30, 2013:

	June 30, 2013
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$20,000	$58	$20,058	3.50%	N/A

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at June 30, 2013 and December 31, 2012 is as follows:

	June 30,		December 31,
	2013		2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$748,313	$748,313	$868,695	$868,695
Level 2
Financial Assets:
Securities purchased under agreements to resell	-	-	80,000	80,000
Securities sold but not yet delivered	16,732	16,732	-	-
Trading securities	2,209	2,209	495	495
Investment securities available-for-sale	1,816,171	1,816,171	2,174,274	2,174,274
Federal Home Loan Bank (FHLB) stock	22,156	22,156	38,411	38,411
Derivative assets	3,635	3,635	8,656	8,656
Financial Liabilities:
Derivative liabilities	16,701	16,701	26,260	26,260
Short term borrowings	-	-	92,210	92,210
Level 3
Financial Assets:
Investment securities available-for-sale	20,058	20,058	20,012	20,012
Total loans (including loans held-for-sale)
Non-covered loans, net	4,600,628	4,621,649	4,766,179	4,773,923
Covered loans, net	449,113	369,380	489,885	395,307
Derivative assets	16,020	16,020	13,233	13,233
FDIC shared-loss indemnification asset	173,442	236,472	204,646	286,799
Accrued interest receivable	17,508	17,508	17,554	17,554
Servicing assets	12,994	12,994	10,795	10,795
Financial Liabilities:
Deposits	5,688,574	5,665,038	5,797,097	5,689,559
Securities sold under agreements to repurchase	1,353,970	1,313,870	1,741,272	1,695,247
Advances from FHLB	283,443	285,135	538,355	536,542
Federal funds purchased	29,431	29,431	9,901	9,901
Term notes	7,710	7,734	7,912	7,734
Subordinated capital notes	98,008	98,961	146,415	146,038
Accrued expenses and other liabilities	117,569	117,569	102,169	102,169

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2013 and December 31, 2012:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), accrued interest receivable, securities purchased under agreements to resell, securities sold but not yet delivered, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the unaudited consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•     For short term borrowings and federal funds purchased, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB, FDIC-guaranteed term notes, other term notes, and subordinated capital notes, is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

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

In connection with the Company’s secured financing activities, the Company enters into netting agreements and other collateral arrangements with counterparties, which provide for the right to liquidate collateral upon an event of default. Required collateral is generally in the form of cash, equities or fixed-income securities. Default events may include the failure to timely make payments or deliver securities, material adverse changes in financial condition or insolvency, the breach of minimum regulatory capital requirements, or loss of license, charter or other legal authorization necessary to perform under the contract.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents derivative financial instruments and secured financing transactions that are subject to enforceable netting arrangements, but do not meet the applicable offsetting criteria and therefore were not offset in our unaudited consolidated statements of financial condition, as of the dates indicated:

		June 30, 2013
		Net amount of
		Assets Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Received	Amount
		(In thousands)
Derivatives		$19,655	$-	$-	$19,655
Total		$19,655	$-	$-	$19,655

		December 31, 2012
		Net amount of
		Assets Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Received	Amount
		(In thousands)
Derivatives		$21,889	$-	$-	$21,889
Resale agreements and securities borrowings	(1)	80,000	-	-	80,000
Total		$101,889	$-	$-	$101,889

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

		June 30, 2013
		Net amount of
		Liabilities
		Presented
		in Statement		Cash
		of Financial	Financial	Collateral	Net
		Condition	Instruments	Provided	Amount
		(In thousands)
Derivatives		$19,534	$-	$-	$19,534
Repurchase agreements and securities lending	(1)	1,311,573	-	-	1,311,573
Total		$1,331,107	$-	$-	$1,331,107

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters and the six-month periods ended June 30, 2013 and 2012:

	Quarter Ended June 30, 2013
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$115,047	$96	$10,665	$125,808	$-	$125,808
Interest expense	(10,272)	-	(10,167)	(20,439)	-	(20,439)
Net interest income	104,775	96	498	105,369	-	105,369
Provision for non-covered loan and lease losses	(37,527)	-	-	(37,527)	-	(37,527)
Provision for covered loan and lease losses	(1,211)	-	-	(1,211)	-	(1,211)
Non-interest income (loss)	(4,197)	8,100	3,893	7,796	-	7,796
Non-interest expenses	(57,918)	(6,650)	(4,254)	(68,822)	-	(68,822)
Intersegment revenue	579	-	-	579	(579)	-
Intersegment expenses	-	(485)	(94)	(579)	579	-
Income before income taxes	$4,501	$1,061	$43	$5,605	$-	$5,605
Total assets	$6,746,902	$39,960	$2,527,039	$9,313,901	$(877,967)	$8,435,934

	Quarter Ended June 30, 2012
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$37,565	$-	$23,223	$60,788	$-	$60,788
Interest expense	(5,685)	-	(21,947)	(27,632)	-	(27,632)
Net interest income	31,880	-	1,276	33,156	-	33,156
Provision for non-covered loan and lease losses	(3,800)	-	-	(3,800)	-	(3,800)
Provision for covered loan and lease losses, net	(1,467)	-	-	(1,467)	-	(1,467)
Non-interest income	33	5,941	11,862	17,836	-	17,836
Non-interest expenses	(24,365)	(3,611)	(1,734)	(29,710)	-	(29,710)
Intersegment revenue	440	-	-	440	(440)	-
Intersegment expenses	-	(296)	(144)	(440)	440	-
Income before income taxes	$2,721	$2,034	$11,260	$16,015	$-	$16,015
Total assets	$3,116,655	$15,143	$3,951,720	$7,083,518	$(707,240)	$6,376,278

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2013
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$216,571	$182	$22,683	$239,436	$-	$239,436
Interest expense	(21,417)	-	(20,068)	(41,485)	-	(41,485)
Net interest income	195,154	182	2,615	197,951	-	197,951
Provision for non-covered loan and lease losses	(45,443)	-	-	(45,443)	-	(45,443)
Provision for covered loan and lease losses, net	(1,883)	-	-	(1,883)	-	(1,883)
Non-interest income (loss)	(901)	15,801	4,030	18,930	-	18,930
Non-interest expenses	(115,834)	(12,777)	(7,020)	(135,631)	-	(135,631)
Intersegment revenue	(624)	-	-	(624)	624	-
Intersegment expenses	-	(786)	1,410	624	(624)	-
Income before income taxes	$30,469	$2,420	$1,035	$33,924	$-	$33,924

	Six-Month Period Ended June 30, 2012
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,229	$-	$53,479	$130,708	$-	$130,708
Interest expense	(12,094)	-	(46,472)	(58,566)	-	(58,566)
Net interest income	65,135	-	7,007	72,142	-	72,142
Provision for non-covered loan and lease losses	(6,800)	-	-	(6,800)	-	(6,800)
Provision for covered loan and lease losses, net	(8,624)	-	-	(8,624)	-	(8,624)
Non-interest income	701	11,731	18,563	30,995	-	30,995
Non-interest expenses	(46,952)	(8,500)	(3,657)	(59,109)	-	(59,109)
Intersegment revenue	844	-	-	844	(844)	-
Intersegment expenses	-	(605)	(239)	(844)	844	-
Income before income taxes	$4,304	$2,626	$21,674	$28,604	$-	$28,604

NOTE 19 – SUBSEQUENT EVENTS

On August 1, 2013, upon receipt of the required approval of the Financial Industry Authority, OFS Securities merged with and into Oriental Financial Services.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our 2012 Form 10-K for discussion of the uncertainties, risks and assumptions associated with these statements.

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer , auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service.  The Company has 56 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our annual report on 2012 Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”).

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2012 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

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

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2013	2012	%	2013	2012	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$125,808	$60,788	107.0%	$239,436	$130,708	83.2%
Interest expense	20,439	27,632	-26.0%	41,485	58,566	-29.2%
Net interest income	105,369	33,156	217.8%	197,951	72,142	174.4%
Provision for non-covered loan and lease losses	37,527	3,800	887.6%	45,443	6,800	568.3%
Provision for covered loan and lease losses, net	1,211	1,467	-17.5%	1,883	8,624	-78.2%
Total provision for loan and lease losses, net	38,738	5,267	635.5%	47,326	15,424	206.8%
Net interest income after provision for loan and lease losses	66,631	27,889	138.9%	150,625	56,718	165.6%
Non-interest income	7,796	17,836	-56.3%	18,930	30,995	-38.9%
Non-interest expenses	68,822	29,710	131.6%	135,632	59,109	129.5%
Income before taxes	5,605	16,015	-65.0%	33,923	28,604	18.6%
Income tax expense (benefit)	(31,934)	1,057	-3121.2%	(24,808)	2,994	-928.6%
Net income	37,539	14,958	151.0%	58,731	25,610	129.3%
Less: dividends on preferred stock	(3,466)	(1,201)	153.0%	(6,931)	(2,401)	-188.7%
Income available to common shareholders	$34,073	$13,757	147.7%	$51,800	$23,209	123.2%
PER SHARE DATA:
Basic	$0.75	$0.34	120.9%	$1.14	$0.57	100.0%
Diluted	$0.68	$0.34	101.1%	$1.05	$0.57	84.8%
Average common shares outstanding	45,630	40,703	12.1%	45,613	40,873	11.6%
Average common shares outstanding and equivalents	52,968	40,808	29.8%	52,929	40,986	29.1%
Cash dividends declared per common share	$0.06	$0.06	20.0%	$0.12	$0.12	0.0%
Cash dividends declared on common shares	$2,742	$2,444	12.2%	$5,479	$4,887	12.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.77%	0.91%	94.5%	1.36%	0.79%	72.2%
Return on average common equity (ROE)	18.56%	8.69%	113.6%	14.29%	7.38%	93.6%
Equity-to-assets ratio	10.34%	10.86%	-4.8%	10.34%	10.86%	-4.8%
Efficiency ratio	53.24%	66.55%	-20.0%	55.35%	62.16%	-10.9%
Interest rate spread	5.55%	2.24%	147.8%	5.11%	2.38%	114.7%
Interest rate margin	5.56%	2.29%	142.8%	5.13%	2.45%	109.4%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2013	2012	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$1,860,660	$2,233,265	-16.7%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,621,649	4,773,923	-3.2%
Loans and leases covered under shared-loss agreements with the FDIC, net	369,380	395,307	-6.6%
Securities sold but not yet delivered	16,732	-	100.0%
Total investments and loans	$6,868,421	$7,402,495	-7.2%
Deposits and borrowings
Deposits	$5,665,038	$5,689,559	-0.4%
Securities sold under agreements to repurchase	1,313,870	1,695,247	-22.5%
Other borrowings	421,261	792,425	-46.8%
Total deposits and borrowings	$7,400,169	$8,177,231	-9.5%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,689	52,671	0.0%
Additional paid-in capital	538,105	537,453	0.1%
Legal surplus	57,906	52,143	11.1%
Retained earnings	111,292	70,734	57.3%
Treasury stock, at cost	(80,834)	(81,275)	0.5%
Accumulated other comprehensive income	15,766	55,880	-71.8%
Total stockholders' equity	$870,924	$863,606	0.8%
Per share data
Book value per common share	$15.45	$15.31	0.9%
Tangible book value per common share	$13.49	$13.31	1.4%
Market price at end of period	$18.11	$13.35	35.7%
Capital ratios
Leverage capital	8.54%	6.42%	33.0%
Tier 1 risk-based capital	13.96%	12.94%	7.9%
Total risk-based capital	16.02%	15.15%	5.7%
Tier 1 common equity to risk-weighted assets	9.97%	9.11%	9.5%
Financial assets managed
Trust assets managed	$2,638,787	$2,514,401	4.9%
Broker-dealer assets gathered	$2,822,395	2,722,196	3.7%

Financial Highlights

Income available to common shareholders for the quarter and six-month period ended June 30, 2013, increased to $34.1 million and $51.8 million, or $0.68 and $1.05 per diluted share, respectively. The income available to common shareholders are a significant improvement over the $13.8 million and $23.2 million for the quarter and six-month period ended June 30, 2012, respectively.

Interest income from loans for the quarter and six-month period ended June 30, 2013, increased 205.1% and 178.5% when compared with the same periods in 2012, while net interest margin expanded to 5.56% from 2.29% in the second quarter of 2012, and to 5.13% for the six-month period ended June 30, 2013, from 2.45% for the same period in 2012.

During the quarter ended June 30, 2013, the Company’s return on assets was 1.77%, and its return on equity was 18.56%, all of which represent improvements from the second quarter of 2012. The Company improved its efficiency ratio, which decreased to 53.24% from 66.55% when compared with the same quarter in 2012.  For the six-month period ended June 30, 2013, the Company’s return on assets was 1.36% and its  return on equity was 14.29%, both of which  also represent improvements from the  same period in 2012. The efficiency ratio decreased to 55.35% from 62.16% when compared with the same period in 2012.

Operating revenues for the quarter ended June 30, 2013 increased 121.9%, or $62.2 million, to $113.2 million when compared to the same period in 2012.  Operating revenues for the six-month period ended June 30, 2013 increased 110.3%, or $113.7 million, to $216.9 million when compared to the same period in 2012.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
OPERATING REVENUE
Net interest income	$105,368	$33,156	$197,951	$72,141
Non-interest income, net	7,796	17,836	18,930	30,995
Total operating revenue	$113,164	$50,992	$216,881	$103,136

 Interest Income

Total interest income for the quarter and six-month period ended June 30, 2013 increased 107.0% to $125.8 million and 83.2% to $239.4 million, respectively, as compared to the same periods in 2012. This was a result of an increase in interest income from loans of $77.0 million, or 205.1%, and $137.8 million, or 178.5%, when compared to the quarter and six-month period ended June 30, 2012, respectively. This increase was partially offset by a decrease in interest income from investments of $12.0 million, or 51.8%, and $29.1 million, or 54.5%, compared to the quarter and six-month period ended June 30, 2012, respectively.  This result was related to the BBVAPR Acquisition in which the non-covered loans portfolio increased by approximately $3.4 billion when compared to same period in 2012.  In addition, the yield on covered loans increased from 17.75% and 17.64% for the quarter and six-month period ended June 30, 2012, respectively, to 25.62% and 23.10% for the quarter and six-month period ended June 30, 2013. This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The covered portfolio is beginning to have cost recoveries on pools with lower carrying amounts, and these have the effect of increasing net interest income. Such cost recoveries for the quarter ended June 30, 2013 amounted to $6.2 million in the leasing and the construction loan pools. The accretable yield amounted to $167.1 million at June 30, 2013 compared to $188.0 million at December 31, 2012.

Interest income from investments reflects a 51.8% and 54.5% decrease for the quarter and six-month period ended June 30, 2013, as compared to the same period in 2012, primarily related to the lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition

Interest Expense

Total interest expense for the quarter and six-month period ended June 30, 2013 decreased 26.0% to $20.4 million and 29.2% to $41.5 million, respectively, as compared to the same periods in 2012. This reflects the lower cost of both securities sold under agreements to repurchase (2.10% vs. 2.16%; 1.99% vs. 2.23%) and deposits (0.71% vs. 1.40%; 0.73% vs. 1.48%) for the quarter and six-month period ended June 30, 2013, respectively, as compared to the same periods in 2012, which reflects continuing progress in the repricing of the Group’s core retail deposits and further reductions in its cost of funds, in addition to the reduction in the repurchase agreements as a result of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Net Interest Income

Net interest income for the quarter and six-month period ended June 30, 2013 was $105.4 million and $198.0 million, respectively, an increase of 217.8% and 174.4%, respectively, when compared with the same periods in 2012. The increase was mostly due to the net effect of an increase of 426.1% and 383.4% for the quarter and six-month period ended June 30, 2013, respectively, in interest income from non-covered loans as a result of higher loan balances following the BBVAPR Acquisition. It is also due to a decrease of 26.0% and 29.2% in interest expense for the same respective periods due to lower cost of funds, partially offset by a decrease of 51.8% and 54.5% for the same respective periods on interest income from investments, related to lower balances from aforementioned deleverage transactions and a lower yield in the investment securities portfolio.

Net interest margin of 5.56% and 5.13% for the quarter and six-month period ended June 30,2013, respectively, increased 327 basis points and 268 basis points when compared to the quarter and six-month period ended June 30, 2012.

Provision for Loan and Lease Losses

Provision for non-covered loans losses for the quarter and six-month period ended June 30, 2013 increased $33.7 million and $38.6 million, respectively, when compared to the same periods in 2012. The increased  is mostly due to the net impact of $21.0 million in additional provision for loan and lease losses due to reclassification to held-for-sale of non-performing residential mortgage loans with unpaid principal balance of $59 million and the increase in loan averages balances in 2013.  Provision for covered loans losses for the quarter and six-month period ended June 30, 2013 decreased $56 thousand and $6.7 million when compared to the same periods ended June 30, 2012, as some covered construction and development and commercial real estate loan pools underperformed during the second quarter of 2012, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC , compared to the recorded net provision of $1.2 million resulting from this quarter’s assessment of actual versus expected cash flows on the covered portfolio accounted for under the provisions of ASC 310-30.

Non-Interest Income

During the quarter and six-month period ended June 30, 2013, core banking and financial services revenues increased 108.0% to $23.9 million and 105.1% to $47.1 million, respectively, as compared to the same periods in 2012, primarily reflecting a $10.2 million and $19.5 million increase in banking services revenue to $13.3 million and $25.7 million for the quarter and six-month period ended June 30, 2013, respectively, attributed to an increase of 157.6% in deposits from June 30, 2012, which is principally attributed to the BBVAPR Acquisition.

Net FDIC shared-loss expense of $20.0 million and $32.8 million for the quarter and six-month period ended June 30, 2013, respectively, compared to $5.6 million and $10.4 million for the same periods in 2012. Such increase resulted from the ongoing evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.  As a result of such evaluation, the Company expects a decrease in losses to be collected from the FDIC and the improved re-yielding of the accretable yield on the covered loans.  This reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared-loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter ended June 30, 2013 the net amortization included $7.1 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools.

There was no gain or loss on the sale of securities in the quarter and six-month period ended June 30, 2013 as compared to gains of $12.0 million and $19.3 million in the same periods in 2012.

Non-Interest Expense

Non-interest expense increased to $68.8 million and $135.6 million for the quarter and six-month period ended June 30, 2013, respectively, compared to $29.7 million and $59.1 million in the same periods of the previous year, due to the Company’s expanded operations as a result of the BBVAPR Acquisition, including merger and restructuring costs of $5.3 million and $10.8 million for the quarter and six-month period, respectively. Also, the quarter and six-month period ended June 30, 2013 reflects a $2.0 million impact of the new 1.0% tax on gross revenues, recently enacted in the amendments to the Puerto Rico tax code.

The efficiency ratio for the quarter and six-month period ended June 30, 2013 was 53.24% and 55.35%, respectively, compared to 66.55% and 62.16% for the quarter and six-month period ended June 30, 2012, respectively.

Income Tax Expense

Income tax benefit was $31.9 million and $24.8 million for the quarter and six-month period ended June 30, 2013, respectively, compared to an expense of $1.1 million and $3.0 million for the same periods in 2012. The income tax benefit of $31.9 million for the quarter ended June 30, 2013 includes three items resulting from the recent amendment to the Puerto Rico tax code: (i) a $37.0 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30%; (ii) the Company’s income tax expense at the Company’s higher effective rate of 35.5% for the second quarter of 2013; and (iii) the increase in the Company’s income tax expense for the first quarter of 2013 as a result of the increase in the effective tax rate to 35.5% from the previously reported 25.2%.

Income Available to Common Shareholders

For the quarter and six-month period ended June 30, 2013, the Group’s income available to common shareholders amounted to $34.1 million and $51.8 million, respectively, compared to $13.8 million and $23.2 million for the same periods in 2012.  Earnings per basic common share and fully diluted common share were $0.75 and $0.68 for the quarter ended June 30, 2013, respectively, compared to earnings per basic and fully diluted common share of $0.34 for the quarter ended June 30, 2012.  Income per basic common share and fully diluted common share were $1.14 and $1.04, respectively, for the six-month period ended June 30, 2013, compared to income per basic and fully diluted common share of $0.57 for the six-month period ended June 30, 2012.

Interest Earning Assets

The loan portfolio declined to $4.991 billion at June 30, 2013 compared to $5.169 billion at December 31, 2012 primarily due to the early pay down of some commercial loans and the reclassification of non-performing residential mortgage loans with a book value of $55 million to held-for-sale, at fair value. The investment portfolio of $1.861 billion at June 30, 2013 decreased 9.2% compared to $2.233 billion at December 31, 2012. The decrease in the investment portfolio is mainly due to redemptions and maturities of investments securities available for sale.

Interest Bearing Liabilities

Total deposits decreased slightly to $5.665 billion at June 30, 2013, compared to $5.690 billion at December 31, 2012. Core deposits, including brokered deposits, increased 2.7% compared to December 31, 2012, while brokered certificate of deposits decreased 16.6%.  Securities sold under agreements to repurchase decreased 22.5%, or $381.4 million, as the Company used available cash to pay off $380 million repurchase agreements at maturity. During the six-month period ended June 30, 2013, the Company settled, prior to maturity, a former BBVAPR subordinated note of $50 million.

Stockholders’ Equity

Stockholders’ equity at June 30, 2013 was $870.9 million compared to $863.6 million at December 31, 2012, an increase of 0.8%. This increase reflects the net income for the quarter, partially offset by the change in other comprehensive income.

Book value per share was $15.45 at June 30, 2013 compared to $15.31 at December 31, 2012.

The Company maintains capital ratios in excess of regulatory requirements. At June 30, 2013, Tier 1 Leverage Capital Ratio was 8.54%, Tier 1 Risk-Based Capital Ratio was 13.96%, and Total Risk-Based Capital Ratio was 16.02%.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter and six-month period ended June 30, 2013 was 18.56% and 14.29%, respectively, up from 8.69% and 7.38% for the quarter and six-month period ended June 30, 2012, respectively.  Return on average assets (“ROA”) for the quarter and six-month period ended June 30, 2013 was 1.77% and 1.36%, respectively, up from 0.91% and 0.79% for the same periods in 2012. The increases in ROE and ROA  is mostly due to a 151.0% and 129.3% increase in net income from $15.0 million and $25.6 million in the quarter and six-month period ended June 30, 2012, respectively, to $37.5 million and $58.7 million in the quarter and six-month period ended June 30, 2013, respectively.

Assets under Management

Assets managed by the Company’s trust division, the retirement plan administration subsidiary (CPC), and the broker-dealer subsidiaries increased from December 31, 2012. The trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans. At June 30, 2013, total assets managed by the Company’s trust division and CPC increased 1.7% to $2.639 billion, compared to $2.514 billion at December 31, 2012, mainly related to employer and employee account contributions and capital market appreciation. At June 30, 2013, total assets managed by the broker-dealer subsidiaries from its customer investment accounts increased 1.1% to $2.822 billion, compared to $2.722 billion at December 31, 2012.

Lending

Total loan production of $601.7 million for the six-month period ended June 30, 2013 increased 190.8% year over year, including $327.0 million in the quarter ended June 30, 2013. Total commercial loan production of $178.3 million for the six-month period ended June 30, 2013, increased 95.5% from the same period in 2012, including $104.3 million in the quarter ended June 30, 2013. These increases are directly related to the BBVAPR Acquisition as the Company continue building a strong institutional pipeline.

Mortgage loan production and purchases of $101.3 million and $178.4 million for the quarter and six-month period ended June 30, 2013, respectively, increased 107.1% and 89.9% from the same periods in 2012. The Company sells most of its conforming mortgages in the secondary market and retains the servicing rights. The increase in mortgage loan production is also the result of the benefits of the completion during this quarter, of the integration of the BBVPR and Oriental mortgage operations.

Consumer loans production for the quarter and six-month period ended June 30, 2013 totaled $26.6 million and $49.2, up 247.0% and 283.3% when compared with the same periods in 2012. The increase in consumer lending is the result of the benefits of a larger branch network and origination platform following the BBVAPR Acquisition.

Auto and leasing production for the quarter and six-month period ended June 30, 2013 totaled $94.7 million and $195.7 million, respectively, up from $4.4 million and $8.9 million in the quarter and six-month period ended June 30, 2012, respectively. The increase is mainly attributed to the auto loan business newly entered into by the Company following the BBVAPR Acquisition.

While the loan portfolio remains far greater than it was a year ago and loan production for the quarter and six-month period ended June 30, 2013 has increased considerably from the same periods in 2012, total loan portfolio have declined slightly by $178.2 million from $5.169 billion at December 31, 2012 to $4.991 billion at June 30, 2013, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered portfolios, a scheduled pay down of a PR government obligation of about $125 million, and the reclassification of residential non-performing loans to held-for-sale.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased $28.8 million to $32.6 million, and $29.5 million to $35.9 million during the quarter and six-month period ended June 30, 2013, respectively, representing 8.86% and 5.11% of average non-covered loans outstanding, versus 1.25% and 1.07% in the same periods in 2012. The credit losses for the quarter and six-month periods ended June 30, 2013 include a $27 million charge-off from nonperforming mortgage loans transferred into the loan held-for-sale category. The allowance for loan and lease losses on non-covered loans increased to $46.6 million (2.62% of total non-covered loans) at June 30, 2013, compared to $39.9 million (3.21% of total non-covered loans) at December 31, 2012.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, decreased to $88.5 million at June 30, 2013 compared to $145.1 million at December 31, 2012 primarily due to the reclassification of certain non-performing residential mortgage loans with a net book value of $55.0 million, to the loan held-for-sale category. Without this re-class to loans held-for-sale, NPL balances would have been relatively consistent between December 31, 2012 and June 31, 2013.

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

During the quarter and six-month period ended June 30, 2013, the Company’s  pre-tax  pre-provision operating income was approximately $65.7 million and $120.2 million, respectively, an increase of 340.1% and 234.0% from $14.9 million and $36.0 million in the same periods of last year. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$105,369	$33,156	$197,951	$72,142
Core non-interest income:
Financial service revenue	8,030	5,903	15,690	11,791
Banking service revenue	13,334	3,145	25,716	6,225
Mortgage banking activities	2,525	2,436	5,679	4,938
Total core non-interest income	23,889	11,484	47,085	22,954
Non-interest expenses	(68,822)	(29,710)	(135,632)	(59,109)
Less merger and restructuring charges	5,274	-	10,808	-
	(63,548)	(29,710)	(124,824)	(59,109)
Total pre-tax pre-provision operating income	$65,710	$14,930	$120,212	$35,987

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

At June 30, 2013, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 7.30% and 12.22%, respectively, from 6.73% and 11.82% at December 31, 2012.  Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at June 30, 2013 increased to 17.30% and 9.97%, respectively, from 16.48% and 9.11% at December 31, 2012

Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Company’s capital position.  Furthermore, management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither Tier 1 common equity nor tangible common equity or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2013 and 2012:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2013 AND 2012

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$125,808	$60,788	6.64%	4.20%	$7,580,468	$5,794,684
Tax equivalent adjustment	1,743	13,675	0.09%	0.94%	-	-
Interest-earning assets - tax equivalent	127,551	74,463	6.73%	5.14%	7,580,468	5,794,684
Interest-bearing liabilities	20,439	27,632	1.09%	1.96%	7,481,718	5,626,256
Tax equivalent net interest income / spread	107,112	46,831	5.65%	3.18%	98,750	168,428
Tax equivalent interest rate margin			5.64%	3.23%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	10,925	22,842	2.26%	2.61%	1,936,849	3,501,015
Trading securities	30	4	7.62%	0.00%	1,574	-
Money market investments	243	377	0.18%	0.24%	538,920	634,707
Total investments	11,198	23,223	1.81%	2.25%	2,477,343	4,135,722
Loans not covered under shared-loss agreements with the FDIC:
Originated and Other loans held-for-investment
Mortgage	10,494	11,803	5.18%	5.74%	809,898	821,807
Commercial	5,083	4,054	5.10%	5.21%	398,456	311,299
Consumer	1,746	795	9.47%	8.03%	73,776	39,623
Auto and Leasing	5,075	570	10.68%	8.17%	190,129	27,908
Total originated non-covered loans	22,398	17,222	6.09%	5.74%	1,472,259	1,200,637
Acquired
Mortgage	11,138	-	5.46%	-	816,483	-
Commercial	36,446	-	10.45%	-	1,394,769	-
Consumer	5,101	-	12.36%	-	165,053	-
Auto	15,528	-	7.06%	-	879,936	-
Total acquired non-covered loans	68,213	-	8.38%	-	3,256,241	-
Total non-covered loans	90,611	17,222	7.67%	5.74%	4,728,500	1,200,637
Loans covered under shared-loss agreements with the FDIC:	23,999	20,342	25.62%	17.75%	374,625	458,325
Total loans	114,610	37,564	8.98%	9.06%	5,103,125	1,658,962
Total interest earning assets	125,808	60,787	6.64%	4.20%	7,580,468	5,794,684

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	766,574	172,615
NOW accounts	1,966	2,268	0.57%	1.04%	1,388,689	876,041
Savings and money market accounts	3,014	544	1.35%	0.93%	895,377	234,762
Individual retirement accounts	1,552	2,080	1.71%	2.25%	362,839	369,519
Retail certificates of deposit	2,898	1,667	1.68%	2.02%	690,229	330,644
Total core deposits	9,430	6,559	0.92%	1.32%	4,103,708	1,983,581
Institutional certificates of deposit	2,664	506	1.63%	2.12%	653,270	95,382
Brokered deposits	1,790	851	0.83%	2.04%	858,769	167,207
	4,454	1,357	1.18%	2.07%	1,512,039	262,589
Deposits fair value premium amortization	(4,326)	(67)	-	-	-	-
Core deposit intangible amortization	415	36	-	-	-	-
Total deposits	9,973	7,885	0.71%	1.40%	5,615,747	2,246,170
Borrowings:
Securities sold under agreements to repurchase	7,109	16,500	2.10%	2.16%	1,356,856	3,057,598
Advances from FHLB and other borrowings	2,187	2,926	2.14%	4.09%	409,742	286,405
Subordinated capital notes	1,170	321	4.74%	3.56%	98,644	36,083
Total borrowings	10,466	19,747	2.24%	2.34%	1,865,242	3,380,086
Total interest bearing liabilities	20,439	27,632	1.09%	1.96%	7,480,989	5,626,256
Net interest income / spread	$105,369	$33,156	5.55%	2.24%
Interest rate margin			5.56%	2.29%
Excess of average interest-earning assets over average interest-bearing liabilities					$99,479	$168,428
Average interest-earning assets to average interest-bearing liabilities ratio					101.33%	102.99%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(9,312)	$(2,713)	$(12,025)
Loans	46,890	30,155	77,045
Total interest income	37,578	27,442	65,020
Interest Expense:
Deposits	11,831	(9,743)	2,088
Securities sold under agreements to repurchase	(9,178)	(213)	(9,391)
Other borrowings	1,872	(1,762)	110
Total interest expense	4,525	(11,718)	(7,193)
Net Interest Income	$33,053	$39,160	$72,213

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2013 AND 2012

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$239,436	$130,708	6.20%	4.43%	$7,721,878	$5,900,367
Tax equivalent adjustment	12,336	13,675	0.32%	0.46%	-	-
Interest-earning assets - tax equivalent	251,772	144,383	6.52%	4.89%	7,721,878	5,900,367
Interest-bearing liabilities	41,485	58,566	1.09%	2.05%	7,641,470	5,724,700
Tax equivalent net interest income / spread	210,287	85,817	5.43%	2.84%	80,408	175,667
Tax equivalent interest rate margin			5.45%	2.91%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	23,734	52,696	2.35%	2.92%	2,022,072	3,611,510
Trading securities	50	4	8.51%	0.00%	1,175	-
Money market investments	550	779	0.20%	0.25%	544,502	614,517
Total investments	24,334	53,479	1.90%	2.53%	2,567,749	4,226,027
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	21,938	24,516	5.41%	5.92%	810,441	828,700
Commercial	9,978	8,150	5.16%	5.34%	386,882	305,116
Consumer	2,942	1,561	9.13%	8.05%	64,412	38,798
Auto and leasing	7,921	1,118	10.97%	8.37%	144,441	26,719
Total originated non-covered loans	42,779	35,345	6.08%	5.89%	1,406,176	1,199,333
Acquired
Mortgage	22,308	-	5.40%	0.00%	826,101	-
Commercial	62,816	-	8.72%	0.00%	1,441,540	-
Consumer	10,648	-	12.37%	0.00%	172,178	-
Auto	32,323	-	6.99%	0.00%	925,246	-
Total acquired non-covered loans	128,095	-	7.61%	0.00%	3,365,065	-
Total non-covered loans	170,874	35,345	7.16%	5.89%	4,771,241	1,199,333
Loans covered under shared-loss agreements with the FDIC:	44,228	41,884	23.10%	17.64%	382,888	475,007
Total loans	215,102	77,229	8.35%	9.23%	5,154,129	1,674,340
Total interest earning assets	239,436	130,708	6.20%	4.43%	7,721,878	5,900,367

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	766,601	174,497
NOW accounts	5,707	4,817	0.80%	1.11%	1,421,481	869,525
Savings and money market accounts	4,820	1,134	1.10%	0.97%	877,109	235,019
Individual retirement accounts	3,356	4,368	1.83%	2.38%	367,490	367,009
Retail certificates of deposit	6,141	3,795	1.78%	2.20%	691,668	345,644
Total core deposits	20,024	14,114	0.97%	1.42%	4,124,349	1,991,694
Institutional deposits	5,359	1,105	1.71%	2.11%	627,157	104,648
Brokered deposits	3,779	1,893	0.88%	1.84%	857,454	206,049
Total wholesale deposits	9,138	2,998	1.23%	1.93%	1,484,611	310,697
Core deposit intangible amortization	829	71	0.00%	0.00%	-	-
Deposits fair value premium amortization	(9,540)	(175)	0.00%	0.00%	-	-
Total deposits	20,451	17,008	0.73%	1.48%	5,608,960	2,302,391
Borrowings:
Securities sold under agreements to repurchase	14,357	34,070	1.99%	2.23%	1,440,866	3,057,858
Advances from FHLB and other borrowings	3,847	5,930	1.64%	4.17%	469,620	284,188
FDIC-guaranteed term notes	-	909	0.00%	4.11%	-	44,180
Subordinated capital notes	2,830	649	4.65%	3.60%	121,659	36,083
Total borrowings	21,034	41,558	2.07%	2.43%	2,032,145	3,422,309
Total interest bearing liabilities	41,485	58,566	1.09%	2.05%	7,641,105	5,724,700
Net interest income / spread	$197,951	$72,142	5.11%	2.38%
Interest rate margin			5.13%	2.45%
Excess of average interest-earning assets over average interest-bearing liabilities					$80,773	$175,667
Average interest-earning assets to average interest-bearing liabilities ratio					101.06%	103.07%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(20,985)	$(8,160)	$(29,145)
Loans	97,144	40,729	137,873
Total interest income	76,159	32,569	108,728
Interest Expense:
Deposits	24,429	(20,986)	3,443
Securities sold under agreements to repurchase	(18,016)	(1,697)	(19,713)
Other borrowings	4,660	(5,471)	(811)
Total interest expense	11,073	(28,154)	(17,081)
Net Interest Income	$65,086	$60,723	$125,809

Net Interest Income

Net interest income amounted to $105.4 million and $198.0 million for the quarter and the six-month period ended June 30, 2013, respectively, a 217.8% and 174.4% increase from $33.2 million and $72.1 million for the same periods in 2012. These changes reflect a decrease of 26.0% and 29.2% in interest expense and an increase of 205.1% and 178.5% in interest income from loans, partially offset by a 51.8% and 54.5% decrease in interest income from investments when comparing the quarter and six-month period ended June 30, 2013 and 2012, respectively.

Interest rate spread for the quarter ended June 30, 2013 increased 331 basis points to 5.55% from 2.24% in the same period of 2012. This increase is mainly due to the net effect of a 87 basis point decrease in the average cost of funds from 1.96% to 1.09%, and a 244 basis point increase in the average yield of interest-earning assets from 4.20% to 6.64%. For the six-month period ended June 30, 2013, interest rate spread increased 273 basis point to 5.11% from 2.38% in the same period of 2012. This increase is mainly due to the net effect of a 96 basis point decrease in the average cost of funds from 2.05% to 1.09%, and a 177 basis point increase in the average yield of interest-earning assets from 4.43% to 6.20%.

The increase in interest income for the quarter was primarily the result of an increase of $37.6 million in interest-earning assets volume variance, and a $27.4 million increase in interest rate variance.  The six-month period increase in interest income was primarily the result of an increase of $76.2 million in interest earning assets volume variance, and a $32.6 million increase in interest rate variance. Interest income from loans increased 205.1% to $114.6 million and 178.5% to $215.1 million for the quarter and six-month period ended June 30, 2013, respectively, mainly due to the loan portfolio acquired as part of the BBVAPR Acquisition. This was mitigated by the fact that interest income on investments decreased 51.8% to $11.2 million and 54.5% to $24.3 million in the quarter and six-month period ended June 30, 2013, respectively, compared to the same periods in 2012, reflecting a lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Interest expense decreased 26.0% to $20.4 million and 29.2% to $41.5 million for the quarter and six-month period ended June 30, 2013, respectively. The decrease for the quarter was primarily the result of an $11.7 million decrease in interest rate variance, partially offset by a $4.5 million increase in interest-bearing liabilities volume variance. The six-month period decrease was primarily the result of a $28.2 million decrease in interest rate variance, partially offset by an $11.1 million increase in interest-bearing liabilities volume variance. The decrease in interest rate variance is due to a reduction in the cost of funds and the increase in the volume variance is due to the increase in the balance of deposits, which reflected a decrease in cost of funds of 87 basis points to 1.09% and 96 basis points to 1.09% for the quarter and six-month period ended June 30, 2013, respectively, compared to the same periods in 2012.  The cost of deposits decreased 69 basis points to 0.71% and 75 basis points to 0.73% for the quarter and six-month period ended June 30, 2013, respectively, compared to 1.40% and 1.48% for the same periods in 2012, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost brokered deposits during the periods. The cost of borrowings decreased by 10 basis points to 2.24% and 36 basis points to 2.07% in the quarter and six-month period ended June 30, 2013, respectively, compared to 2.34% and 2.43% for the same periods in 2012.

For the quarter and six-month period ended June 30, 2013, the average balance of total interest-earning assets was $7.580 billion and $7.722 billion, respectively, an increase of 30.8% for both periods compared to 2012. The increase in average balance of interest-earning assets was mainly attributable to an increase in average loans for the quarter and  six-month period ended June 30, 2013 of 207.6% and 207.8% , respectively, resulting from the loan acquisition  of the portfolio from BBVAPR, mitigated by a reduction of 40.9% and 39.2% in the average investments for the quarter and the six-month period ended June 30, 2013 as a result of the aforementioned  sale of investments as part of the deleverage plan in connection with the BBVAPR Acquisition. For the quarter ended June 30, 2013, the average yield on interest-earning assets was 6.64% compared to 4.20% for the same quarter in 2012, and for the six-month period ended June 30, 2013, was 6.20% compared to 4.43% for the same period in 2012. This was mainly due to the increase in average balance and higher average yields in the non-covered loan portfolio, which their average yield increased to 7.67% from 5.74% and to 7.16% from 5.89% for quarter and six-month period ended June 30, 2013, respectively, compared to the same periods in 2012.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in thousands)
Financial service revenue	$8,030	$5,903	36.0%	$15,690	$11,791	33.1%
Banking service revenue	13,334	3,145	324.0%	25,716	6,225	313.1%
Mortgage banking activities	2,525	2,436	3.7%	5,679	4,938	15.0%
Total banking and financial service revenue	23,889	11,484	108.0%	47,085	22,954	105.1%
FDIC shared-loss expense, net	(19,965)	(5,583)	-257.6%	(32,836)	(10,410)	-215.4%
Net gain (loss) on:
Sale of securities available for sale	-	11,979	-100.0%	-	19,338	-100.0%
Derivatives	1,569	(107)	1566.4%	1,271	(108)	1276.9%
Early extinguishment of subordinated capital notes	-	-	0.0%	1,061	-	100.0%
Other	2,303	63	3555.6%	2,349	(779)	401.5%
	(16,093)	6,352	-353.4%	(28,155)	8,041	-450.1%
Total non-interest income, net	$7,796	$17,836	-56.3%	$18,930	$30,995	-38.9%

Non-Interest Income

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense ,which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.

As shown in Table 2 above, the Company recorded non-interest income in the amount of $7.8 million and $18.9 million for the quarter and six-month period ended June 30, 2013, respectively, compared to $17.8 million and $31.0 million for the same period in 2012, a decrease of $10.0 million and $12.1 million, respectively.

During the quarter and six-month period ended June 30, 2013, the Company did not have any gain or loss on sale of securities as compared to the quarter and six-month period ended June 30, 2012, in which the Company had  gains of $12.0 million and $19.3 million on sale of securities, respectively.

Also, the increase in the FDIC shared-loss expense to $20.0 million and $32.8 million for the quarter and the six-month period ended June 30, 2013, respectively, compared to $5.6 million and $10.4 million for the same periods in 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced losses expected to be collected from the FDIC and the improved  re-yielding of the accretable yield on the covered loans. The reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared loss agreement. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter ended June 30, 2013, the Company recorded $7.1 million in additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools.

During the quarter ended June 30, 2013, the Company recognized a realized gain of $2.1 million, included as “Net gain (loss) on other” in the Statement of Operations, corresponding to the recovery from the sale of a claim in the Lehman Brothers bankruptcy.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 324.0% to $13.3 million and 313.1% to $25.7 million in the quarter and six-month period ended  June 30, 2013,  respectively, from $3.1 million and $6.2 million for the same periods in 2012. This increase for the quarter and six-month period ended June 30, 2013, is attributable to an increase in transaction volume due to larger the deposit portfolio, as a result of the BBVAPR Acquisition.

Financial service revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 36.0% to $8.0 million and 33.1% to $15.7 million, for the quarter and six-month period ended June 30, 2013, respectively, compared to $5.9 million and $11.8 million for the same periods in 2012. This increase is mainly due to increased brokerage, trust and insurance business and transactions as a result of the BBVAPR Acquisition.

Income generated from mortgage banking activities increased 3.7% to $2.5 million and 15.0% to $5.7 million for the quarter and six-month period ended June 30, 2013, respectively, compared to $2.4 million and $4.9 million for the same periods in 2012. Such increase is mainly a result of an increase in mortgage loan production for the quarter and six-month period ended June 30, 2013 when compared to the same periods in 2012, as the Company sells the majority of the loans produced into secondary markets. This increase in loan production is partially offset by the effect of the steep rise in interest rate during the later part of the quarter ended June 30, 2013 , resulting in decreased profit margins from the sale of mortgage loans.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2013	2012	Variance %	2013	2012	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$24,089	$11,184	115.4%	$47,338	$21,550	119.7%
Occupancy and equipment	8,066	4,292	87.9%	17,282	8,501	103.3%
Professional and service fees	7,710	5,222	47.6%	16,832	10,643	58.2%
Merger and restructuring charges	5,274	-	100.0%	10,808	-	100.0%
Taxes, other than payroll and income taxes	5,132	(107)	4896.3%	7,754	1,067	626.7%
Electronic banking charges	4,094	1,609	154.4%	7,822	3,166	147.1%
Insurance	2,723	1,442	88.8%	5,401	3,262	65.6%
Foreclosure, repossession and other real estate expenses	2,156	936	130.3%	3,661	1,686	117.1%
Loss on sale of foreclosed real estate and other repossessed assets	1,696	886	91.4%	3,573	1,282	178.7%
Loan servicing and clearing expenses	1,884	955	97.3%	3,360	1,923	74.7%
Advertising, business promotion, and strategic initiatives	1,670	1,564	6.8%	3,079	2,412	27.7%
Printing, postage, stationery and supplies	851	322	164.3%	2,017	630	220.2%
Communication	835	392	113.0%	1,699	781	117.5%
Director and investor relations	377	342	10.2%	613	651	-5.8%
Other operating expenses	2,265	671	237.6%	4,393	1,555	182.5%
Total non-interest expenses	$68,822	$29,710	131.6%	$135,632	$59,109	129.5%
Relevant ratios and data:
Efficiency ratio	53.24%	66.55%		55.35%	62.16%
Compensation and benefits to non-interest expense	35.00%	37.64%		34.90%	36.46%
Compensation to total assets owned	1.14%	0.70%		1.12%	0.68%
Average number of employees	1,559	751		1,573	748
Average compensation per employee	$61.81	$59.57		$60.19	$57.62
Assets owned per average employee	$5,412	$8,490		$5,364	$8,524

Non-Interest Expenses

Non-interest expense for the quarter ended June 30, 2013 reached $68.8 million, representing an increase of 131.6% compared to $29.7 million for the quarter ended June 30, 2012. For the six-month period ended June 30, 2013, non-interest expense reached $135.6   million, representing an increase of 129.5% compared to $59.1 million for the same periods in 2012, due to the Company’s expanded operations as a result of the BBVAPR Acquisition.

Compensation and employee benefits increased 115.4% and 119.7% to $24.1 million and $47.3 million for the quarter and six-month period ended June 30, 2013, respectively, from $11.2 million and $21.6 million for the same periods in 2012.These increase are mainly driven by the integration of the employees of BBVAPR.

Professional and service fees increased 47.6% to $7.7 million and 58.2% to $16.8 million for the quarter and six-month period ended June 30, 2013, respectively, as compared to $5.2 million and $10.6 million for the same periods in 2012, mainly due to professional expenses related to the BBVAPR integration.

Occupancy and equipment expenses increased 87.9% to $8.1 million and 103.3% to $17.3 million for the quarter and six-month period ended June 30, 2013, as compared to $4.3 million and $8.5 million for the same periods in 2012, as a result of the BBVAPR Acquisition in which the Bank acquired 36 branches and the building where our new headquarters are located. During the quarter ended June 30, 2013, the Company consolidated 8 branches.

Electronic banking charges increased 154.4% to $4.1 million and 147.1% to $7.8 million for the  quarter and six-month period ended June 30, 2013, respectively, as compared to $1.6 million and $3.2 million for the same periods in 2012, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from our banking business growth.

During the quarter and six-month period ended June 30, 2013, the Company incurred $5.3 million and $10.8 million, respectively, in expenses related to the merger and restructuring charges.  This amount includes a $3.7 million charge related to an early termination of a contract with a third party servicer of certain loan portfolios acquired in the FDIC-assisted transaction and $3.2 million related to systems integration.  These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

Taxes, other than payroll and income taxes, for the quarter and six-month period ended June 30, 2013 increased  to $5.1 million  and to $7.8 million, respectively, as compared to a benefit of $107 thousand and an expense of $1.1 million for the same periods in 2012. The increase primarily reflects a $2.0 million impact from the application of the new 1.0% tax on gross revenues which was part of the recently enacted amendments to the Puerto Rico tax code. Also, included in the benefit of $107 thousand during the quarter ended June 30, 2012 was the reversal of an accrual resulting from a municipal license tax settlement.

Foreclosure, repossession and other real estate expenses for the quarter and six-month period ended June 30, 2013 increased 130.3% to $2.2 million and 117.1% to $3.7 million, respectively, as compared to $936 thousand and $1.7 million for the same periods in 2012, principally due to the increase in foreclosures during the six-month period ended June 30, 2013 as compared to the same periods in 2012.

Advertising, business promotion, and strategic initiatives for the quarter and six-month period ended June 30, 2013 increased 6.8%  and 27.7%, respectively, as compared to the same periods in 2012, primarily to support the Company’s expansion of commercial banking and it’s rebranding.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 53.24% for the quarter ended June 30, 2013 compared to  66.55% for  the quarter ended June 30, 2012, and a decrease  to 55.35% for the six-month period ended June 30, 2013 from 62.16%  from the same period in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of repurchase agreements, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented  as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $16.1 million  and $28.2 million for the quarter and six-month period ended June 30, 2013, respectively,  compared to gains of $6.4  million and  $8.0  million for the same period in 2012 . Revenue for purposes of the efficiency ratio for the quarter and six-month period ended June 30, 2013 amounted to $129.3 million and $245.0 million, respectively, compared to $44.6 million and $95.1 million for the same periods in 2012 .

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter and six-month period ended June 30, 2013 totaled $37.5 million and $45.4 million, respectively, an increase of $33.7 million and $38.6 million from the same periods in 2012, mostly due to the net  impact of $21.0 million in additional provision for loan and lease losses from the reclassification to held-for-sale of non-performing residential mortgage loans with an unpaid principal balance of $59.0 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended June 30, 2013 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

During the quarter and six-month period ended June 30,  2013, net credit losses amounted to $32.6 million and $35.9 million, respectively, a n increase of  766.0%  and 460.8%  when compared to $3.8 million  and $6.4 million  reported for  the same  periods  in  2012. The increase was primarily due to an increase of $27.2 million and a $28.8 million in net credit losses for mortgage loans during the quarter and the six-month period ended  June 30, 2013, respectively, compared to the same periods in 2012. These include $27.0 million in charge-offs due to the aforementioned reclassification to held-for-sale of non-performing residential loans with an unpaid principal balance of $59.0 million.

Total charge-offs on originated and other loans held-for-investment  increased 757.5% to $33.0 million and 451.3% to $36.5 million  for the  quarter and six-month period ended June 30, 2013, respectively, as compared to the same periods in 2012, and total recoveries increased from $94 thousand  and $216 thousand in the quarter and six-month period ended June 30, 2012, respectively, to $486 thousand and $585 thousand in  the quarter and the six-month period ended June 30, 2013, respectively. As a result, the recoveries to charge-offs ratio decreased from 2.44% and 3.26% in the quarter and six-month period ended June 30, 2012 to 1.47%  and 1.60% in the  quarter and six-month period ended June 30, 2013.

The loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for the quarter and the six-month period ended June 30, 2013 was $1.6 million and $3.7 million, respectively. Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy) were also recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. This portfolio did not require  provision for loan and lease losses for the quarter and the six-month period ended June 30, 2013.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Company records an allowance for loan and lease losses. Also, the Company records an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. Provision for covered loans and lease losses for the quarter  and six-month period ended June 30,  2013 was $1.2 million and $1.9 million, reflecting the Company’s quarterly revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. During the quarter and six-month period ended June 30, 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

The Company had an income tax benefit of  $31.9 million and $24.8 million for the quarter and six-month period ended June 30, 2013, respectively, compared to an expense of $1.1 million and $3.0 million for the same period in 2012. The income tax benefit of $31.9 million for the quarter ended June 30, 2013 includes three items resulting from the recent amendment to the Puerto Rico tax code: (i) a $37.0 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30%; (ii) the Company’s income tax expense at the Company’s higher effective rate of 35.4% for the second quarter of 2013; and (iii) the increase in the Company’s income tax expense for the first quarter of 2013 as a result of the increase in the effective tax rate to 35.4% from the previously reported 25.2%.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,
	2013	2012	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,390,622	$1,693,447	-17.9%
Obligations of US Government sponsored agencies	15,113	21,847	-30.8%
US Treasury securities	26,501	26,496	0.0%
CMOs issued by US Government sponsored agencies	248,363	291,400	-14.8%
GNMA certificates	11,180	15,164	-26.3%
Puerto Rico Government and agency obligations	119,695	120,520	-0.7%
FHLB stock	22,156	38,411	-42.3%
Other debt securities	24,755	25,411	-2.6%
Other investments	2,275	568	300.5%
Total investments	1,860,660	2,233,265	-16.7%
Securities sold but not yet delivered	16,732	-	100.0%
Loans:
Loans not covered under shared-loss agreements with the FDIC	4,589,924	4,749,300	-3.4%
Allowance for loan and lease losses on non covered loans	(46,625)	(39,921)	-16.8%
Non covered loans receivable, net	4,543,299	4,709,379	-3.5%
Mortgage loans held for sale	78,350	64,544	21.4%
Total loans not covered under shared-loss agreements with the FDIC, net	4,621,649	4,773,923	-3.2%
Loans covered under shared-loss agreements with the FDIC	423,372	449,431	-5.8%
Allowance for loan and lease losses on covered loans	(53,992)	(54,124)	0.2%
Total loans covered under shared-loss agreements with the FDIC, net	369,380	395,307	-6.6%
Total loans, net	4,991,029	5,169,230	-3.4%
Securities purchased under agreements to resell	-	80,000	-100.0%
Total securities and loans	6,868,421	7,482,495	-8.2%
Other assets:
Cash and due from banks	737,330	855,490	-13.8%
Money market investments	10,983	13,205	-16.8%
FDIC shared-loss indemnification asset	236,472	286,799	-17.5%
Foreclosed real estate	81,689	73,516	11.1%
Accrued interest receivable	17,508	17,554	-0.3%
Deferred tax asset, net	155,165	122,501	26.7%
Premises and equipment, net	84,301	84,997	-0.8%
Servicing assets	12,994	10,795	20.4%
Derivative assets	19,655	21,889	-10.2%
Goodwill	76,383	76,383	0.0%
Other assets	135,033	150,638	-10.4%
Total other assets	1,567,513	1,713,767	-8.5%
Total assets	$8,435,934	$9,196,262	-8.3%
Investments portfolio composition:
FNMA and FHLMC certificates	74.9%	75.8%
Obligations of US Government sponsored agencies	0.8%	1.0%
US Treasury securities	1.4%	1.2%
CMOs issued by US Government sponsored agencies	13.3%	13.0%
GNMA certificates	0.6%	0.7%
Puerto Rico Government and agency obligations	6.4%	5.4%
FHLB stock	1.2%	1.7%
Other debt securities and other investments	1.4%	1.2%
	100.0%	100.0%

Assets Owned

At June 30, 2013, the Company’s total assets amounted to $8.436 billion, a decrease of 8.3% when compared to $9.196 billion at December 31, 2012, and interest-earning assets decreased 8.2% from $7.482 billion at December 31, 2012 to $6.868 billion at June 30, 2013.

At June 30, 2013, loans represented 73% of total interest-earning assets while investments represented 27%, compared to 70% and 30%, respectively, at December 31, 2012.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans.  Auto loans were added as part of the recent BBVAPR Acquisition.  At June 30, 2013, the Company’s loan portfolio decreased 3.4% to $4.991 billion compared to $5.169 billion at December 31, 2012. The covered loan portfolio decreased $25.9 million, or 6.6%, from December 31, 2012. The non-covered loan portfolio decreased $152.3 million, or 3.2%.

The FDIC shared-loss indemnification asset amounted to $236.5 million as of June 30, 2013 and $286.8 million as of December 31, 2012 ,representing a 17% reduction .The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements of $18.7 million received from the FDIC during the six-month period ended June 30, 2013, net amortization of $32.8 million and a decrease of $2.1 million in expected net credit impairment losses to be covered under shared-loss agreements, partially offset by $3.2 million in incurred expenses to be reimbursed under the shared-loss agreements.

Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities and Puerto Rico government and agency bonds.  At June 30, 2013, the investment portfolio decreased 16.7% to $1.861 billion from $2.233 billion at December 31, 2012.  This decrease is mostly due to the effect of a decrease of $302.8 million in FNMA and FHLMC certificates.  During the quarter and six-month period ended June 30, 2013, the Company did not have realized gains or losses due to the sale of securities.

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	June 30,	December 31,	Variance
	2013	2012	%
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$755,298	$804,942	-6.2%
Commercial	702,074	353,930	98.4%
Auto and leasing	233,092	50,720	359.6%
Consumer	89,608	48,136	86.2%
Total originated and other loans and leases held for investment	1,780,072	1,257,728	41.5%
Acquired loans:
Accounted for under ASC 310-20
Commercial and industrial	140,234	317,244	-55.8%
Construction and commercial real estate	14,519	29,215	-50.3%
Auto	373,587	457,894	-18.4%
Consumer	62,751	68,878	-8.9%
	591,091	873,231	-32.3%
Accounted for under ASC 310-30
Commercial	747,077	942,267	-20.7%
Construction	140,060	196,692	-28.8%
Mortgage	781,389	810,135	-3.5%
Auto	462,691	554,938	-16.6%
Consumer	88,375	118,171	-25.2%
	2,219,592	2,622,203	-15.4%
	2,810,683	3,495,434	-19.6%
	4,590,755	4,753,162	-3.4%
Deferred loans fees, net	(831)	(3,463)	76.0%
Loans receivable	4,589,924	4,749,699	-3.4%
Allowance for loan and lease losses on non-covered loans	(46,625)	(39,921)	-16.8%
Loans receivable, net	4,543,299	4,709,778	-3.5%
Mortgage loans held-for-sale	78,350	64,145	22.1%
Total loans not covered under shared-loss agreements with FDIC, net	4,621,649	4,773,923	-3.2%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	123,507	128,811	-4.1%
Construction and development secured by 1-4 family residential properties	16,478	15,969	3.2%
Commercial and other construction	275,489	289,070	-4.7%
Leasing	943	7,088	-86.7%
Consumer	6,955	8,493	-18.1%
Total loans covered under shared-loss agreements with FDIC	423,372	449,431	-5.8%
Allowance for loan and lease losses on covered loans	(53,992)	(54,124)	0.2%
Total loans covered under shared-loss agreements with FDIC, net	369,380	395,307	-6.6%
Total loans receivable, net	$4,991,029	$5,169,230	-3.4%

As shown in Table 5 above, total loans receivable net amounted to $5.0 billion at June 30, 2013 compared to $5.2 billion at December 31, 2013.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $755.3 million (42.4% of the gross originated loan portfolio) compared to $804.9 million (64.1% of the gross originated loan portfolio) at December 31, 2012. Mortgage loan production totaled $101.3 million and $178.4 million for the quarter  and  the six-month  period ended June 30, 2013, respectively, increase of 107.2%  and  90.0% from $48.9 million and $93.9 million in the  previous  year quarter and  six-month period, respectively.

•         Commercial loan portfolio amounted to $702.1 million (39.4% of the gross originated loan portfolio) compared to $353.9 million (28.1% of the gross originated loan portfolio) at December 31, 2012. Commercial loan production increased 193.8% to $104.3 million for the second quarter ended June 30, 2013 and increased 95.5% to $178.3 for the six-month period ended June 30, 2013 from $35.5 million and $91.2 million for the same period in 2012.

•         Consumer loan portfolio amounted to $89.6 million (5.0% of the gross originated loan portfolio) compared to $48.1 million (3.8% of the gross originated loan portfolio) at December 31, 2012. Consumer loan production increased 245.5% to $26.6 million for the quarter ended June 30, 2013 and 284.4%  to $49.2 million for the six-month period ended  June 30, 2013 from $7.7 million and $12.8 million for the same period in 2012.

•         Auto and leasing portfolio amounted to $233.1 million (13.0% of the gross originated loan portfolio) compared to $50.7 million (4.0% of the gross originated loan portfolio) at December 31, 2012. Auto and leasing production was $94.7 million for the quarter ended June 30, 2013 and $195.7 million for the six-month period ended June 30, 2013, compared to $4.4 million and $8.9 million for the same period in 2012 in which the Company only originated leases. The auto business line was added as part of the BBVAPR Acquisition on December 18, 2012.

At June 30, 2013 the Company's non-covered BBVAPR acquired loan portfolio composition was as follows :

Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Portfolio
(In thousands)
Mortgage	$781,389	27.80%
Commercial	1,041,888	37.07%
Consumer	151,124	5.38%
Auto	836,282	29.75%
	$2,810,683	100.00%

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$872,806	$799,667	9.1%
NOW accounts	1,421,563	1,647,072	-13.7%
Savings and money market accounts	909,258	634,133	43.4%
Certificates of deposit	2,457,384	2,603,693	-5.6%
Total deposits	5,661,011	5,684,565	-0.4%
Accrued interest payable	4,027	4,994	-19.4%
Total deposits and accrued interest payable	5,665,038	5,689,559	-0.4%
Borrowings:
Short term borrowings	-	92,210	-100.0%
Securities sold under agreements to repurchase	1,313,870	1,695,247	-22.5%
Advances from FHLB	285,135	536,542	-46.9%
Federal funds purchased	29,431	9,901	197.3%
Other term notes	7,734	7,734	0.0%
Subordinated capital notes	98,961	146,038	-32.2%
Total borrowings	1,735,131	2,487,672	-30.3%
Total deposits and borrowings	7,400,169	8,177,231	-9.5%

Derivative liabilities	16,701	26,260	-36.4%
Acceptances outstanding	30,571	26,996	13.2%
Other liabilities	117,569	102,169	15.1%
Total liabilities	$7,565,010	$8,332,656	-9.2%
Deposits portfolio composition percentages:
Non-interest bearing deposits	15.4%	14.1%
NOW accounts	25.1%	29.0%
Savings and money market accounts	16.1%	11.2%
Certificates of deposit	43.4%	45.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Short term borrowings	0.0%	3.7%
Securities sold under agreements to repurchase	75.8%	68.1%
Advances from FHLB	16.4%	21.6%
Federal funds purchased	1.7%	0.4%
Other term notes	0.4%	0.3%
Subordinated capital notes	5.7%	5.9%
	100.0%	100.0%
Securities sold under agreements to repurchase
Amount outstanding at period-end	$1,313,870	$1,695,247
Daily average outstanding balance	$1,440,866	$2,888,558
Maximum outstanding balance at any month-end	$1,695,247	$3,060,578

Liabilities and Funding Sources

As shown in Table 6 above, at June 30, 2013, the Company’s total liabilities were $7.565 billion, 9.2% less than the $8.333 billion reported at December 31, 2012.  Deposits and borrowings, the Company’s funding sources, amounted to $7.400 billion at June 30, 2013 versus $8.177 billion at December 31, 2012, an  9.5% decrease.

At June 30, 2013, deposits represented 77% and borrowings represented 23% of interest-bearing liabilities, compared to 70% and 30%, respectively, at December 31, 2012. At June 30, 2013, deposits and accrued interest payable, the largest category of the Company’s interest-bearing liabilities, were $5.665 billion, down 0.4% from $5.690 billion at December 31, 2012. Core deposits increased  2.7% to $4.891 billion at June 30, 2013 from December 31, 2012, and brokered deposits decreased 16.6% to $774.1 million as of June 30, 2013 from $928.2 million at December 31, 2012.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, and short-term borrowings. At June 30, 2013, borrowings amounted to $1.735 billion, 30.3% lower than the $2.488 billion reported at December 31, 2012. Repurchase agreements as of June 30, 2013 decreased $381.4 million to $1.314 billion from $1.695 billion at December 31, 2012, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB, the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $285.1 million and $536.5 million as of June 30, 2013 and December 31, 2012, respectively. These advances mature from July 2013 through January 2018.

Stockholders’ Equity

At June 30, 2013, the Company’s total stockholders’ equity was $870.9 million, a 0.8% increase when compared to $863.6 million at December 31, 2012.  Increase in stockholders’ equity was mainly driven by the income for the six-month period, partially offset by changes to other comprehensive  income.

Tangible common equity to total assets increased to 7.30% from 6.74% at the end of the last year. Tier 1 Leverage Capital Ratio increased to 8.54% from 6.42%, Tier 1 Risk-Based Capital Ratio increased to 13.96% from 12.94%, and Total Risk-Based Capital Ratio increased to 16.02% from 15.15% on December 31, 2012.

The Company maintains capital ratios in excess of regulatory requirements. At June 30, 2013, Tier 1 Leverage Capital Ratio was 2.14 times the minimum requirement of 4.00%, Tier 1 Risk-Based Capital Ratio was 3.49 times the minimum requirement of 4.00%, and Total Risk-Based Capital Ratio was 2.00 times the minimum requirement of 8.00%.

The following are the consolidated capital ratios of the Company at June 30, 2013 and December 31, 2012:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$870,924	$863,606	0.8%
Regulatory Capital Ratios data:
Leverage capital ratio	8.54%	6.42%	32.9%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$702,801	$678,127	3.6%
Minimum tier 1 capital required	$329,225	$422,307	-22.0%
Excess over regulatory requirement	$373,576	$255,820	46.0%
Tier 1 risk-based capital ratio	13.96%	12.94%	7.9%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$702,801	$678,127	3.6%
Minimum tier 1 risk-based capital required	$201,409	$209,634	-3.9%
Excess over regulatory requirement	$501,392	$468,493	7.0%
Risk-weighted assets	$5,035,233	$5,240,861	-3.9%
Total risk-based capital ratio	16.02%	15.15%	5.7%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$806,418	$794,195	1.5%
Minimum total risk-based capital required	$402,819	$419,269	-3.9%
Excess over regulatory requirement	$403,599	$374,926	7.6%
Risk-weighted assets	$5,035,233	$5,240,861	-3.9%
Tangible common equity to total assets	7.30%	6.73%	8.5%
Tangible common equity to risk-weighted assets	12.22%	11.82%	3.4%
Total equity to total assets	10.32%	9.39%	9.9%
Total equity to risk-weighted assets	17.30%	16.48%	5.0%
Tier 1 common equity to risk-weighted assets	9.97%	9.11%	9.4%
Tier 1 common equity capital	$501,932	$477,241	5.2%
Stock data:
Outstanding common shares	45,640,105	45,580,281	0.1%
Book value per common share	$15.45	$15.31	0.9%
Market price at end of period	$18.11	$13.35	35.7%
Market capitalization at end of period	$826,542	$608,497	35.8%

	Six-Month Period Ended June 30,
			Variance
	2013	2012	%

Common dividend data:
Cash dividends declared	$5,479	$4,886	12.1%
Cash dividends declared per share	$0.12	$0.12	0.0%
Payout ratio	11.54%	21.19%	-45.5%
Dividend yield	1.33%	2.17%	-38.9%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands, except share or per share information)
Total stockholders' equity	$870,924	$863,606
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,115
Goodwill	(76,383)	(76,383)
Core deposit intangible	(8,633)	(9,463)
Customer relationship intangible	(4,568)	(5,027)
Total tangible common equity	$615,470	$606,848
Total assets	8,435,934	9,196,261
Goodwill	(76,383)	(76,383)
Core deposit intangible	(8,633)	(9,463)
Customer relationship intangible	(4,568)	(5,027)
Total tangible assets	$8,346,350	$9,105,388
Tangible common equity to tangible assets	7.37%	6.66%
Common shares outstanding at end of period	45,640,105	45,580,281
Tangible book value per common share	$13.49	$13.31

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at June 30, 2013 and December 31, 2012 to Tier 1 common equity (non-GAAP):

	June 30,	December 31
	2013	2012
	(In thousands)
Common stockholders' equity	$705,054	$697,721
Unrealized gains on available-for-sale securities, net of income tax	(25,400)	(68,245)
Unrealized losses on cash flow hedges, net of income tax	9,634	12,365
Disallowed deferred tax assets	(96,473)	(85,010)
Disallowed servicing assets	(1,299)	(1,079)
Intangible assets:
Goodwill	(76,383)	(76,383)
Other disallowed intangibles	(13,201)	(14,490)
Total Tier 1 common equity	$501,932	$464,879
Tier 1 common equity to risk-weighted assets	9.97%	8.87%

The following table presents the Company’s capital adequacy information at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(In thousands)
Risk-based capital:
Tier 1 capital	$702,801	$678,127
Supplementary (Tier 2) capital	103,616	116,068
Total risk-based capital	$806,417	$794,195
Risk-weighted assets:
Balance sheet items	$4,715,273	$4,927,919
Off-balance sheet items	319,960	312,942
Total risk-weighted assets	$5,035,233	$5,240,861
Ratios:
Tier 1 capital (minimum required - 4%)	13.96%	12.94%
Total capital (minimum required - 8%)	16.02%	15.15%
Leverage ratio	8.54%	6.42%
Equity to assets	10.32%	9.39%
Tangible common equity to assets	7.30%	6.66%

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

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At June 30, 2013 and December 31, 2012, the Company was a “well capitalized” institution for regulatory purposes.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements on a consolidated basis for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act (i.e., Section 171), which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2014 for advanced approaches banking organizations and January 1, 2015 for other bank holding companies with consolidated assets of $15 billion or more as of December 31, 2009. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment and may continue to be included in Tier 1 Capital as a restricted core capital element.

In July 2013, the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board, and the FDIC adopted new rules that revise and replace the agencies’ current capital rules. The new capital rules revise the agencies’ risk-based and leverage capital requirements for banking organizations, and consolidate three separate notices of proposed rulemaking that the OCC, Federal Reserve Board and FDIC published in the Federal Register on August 30, 2012, with selected changes. These rules implement a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement, a higher minimum Tier 1 capital requirement, and, for banking organizations subject to the advanced approaches risk-based capital rules, a supplementary leverage ratio that incorporates a broader set of exposures in the denominator.  The rules incorporate these new requirements into the agencies’ prompt corrective action framework.  In addition, the rules establish limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Further, the rules amend the methodologies for determining risk-weighted assets for all banking organizations; introduce disclosure requirements that would apply to top-tier banking organizations domiciled in the United States with $50 billion or more in total assets; and adopt changes to the agencies’ regulatory capital requirements that meet the requirements of Section 171 and Section 939A of the Dodd-Frank Act.  These rules also codify the agencies’ current capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework.

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.”  At June 30, 2013 and December 31, 2012, the Company’s market capitalization for its outstanding common stock was $826.5 million ($18.11 per share) and $608.5 million ($13.35 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter in 2013, 2012 and 2011:

			Cash
	Price		Dividend
	High	Low	Per share
2013
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06
2011
December 31, 2011	$12.35	$9.19	$0.06
September 30, 2011	$13.20	$9.18	$0.05
June 30, 2011	$13.07	$11.26	$0.05
March 31, 2011	$12.84	$11.40	$0.05

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2013 and at December 31, 2012:

	June 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	7.84%	5.76%	36.2%
Actual tier 1 capital	$641,043	$604,997	6.0%
Minimum capital requirement (4%)	$327,058	$420,298	-22.2%
Minimum to be well capitalized (5%)	$408,823	$525,373	-22.2%
Tier 1 Capital to Risk-Weighted Assets	12.94%	11.80%	9.7%
Actual tier 1 risk-based capital	$641,043	$604,997	6.0%
Minimum capital requirement (4%)	$198,145	$205,134	-3.4%
Minimum to be well capitalized (6%)	$297,218	$307,701	-3.4%
Total Capital to Risk-Weighted Assets	15.01%	14.03%	7.0%
Actual total risk-based capital	$743,653	$719,675	3.3%
Minimum capital requirement (8%)	$396,291	$410,268	-3.4%
Minimum to be well capitalized (10%)	$495,363	$512,835	-3.4%

Company’s Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and its broker-dealer subsidiaries.  Assets managed by the trust division and the broker-dealer subsidiaries increased from December 31, 2012, mainly as a result of an increase in employer and employee account contributions and capital market appreciation.

The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans.  At June 30, 2013, total assets managed by the Company’s trust division and CPC amounted to $2.639 billion, compared to $2.514 billion at December 31, 2012. Oriental Financial Services and OFS Securities offer a wide array of investment alternatives to their client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs.  At June 30, 2013, total assets gathered by Oriental Financial Services and OFS Securities from their customer investment accounts increased to $2.822 billion, compared to $2.722 billion in assets gathered at December 31, 2012.

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

Non-covered Loans

At June 30, 2013, the Company’s allowance for non-covered loan and lease losses amounted to $46.6 million, $41.2 million of such allowance corresponded to originated and other loans held for investment, or 2.91% of total non-covered originated and other loans held for investment at June 30, 2013, compared to $39.9 million or 3.17% of total non-covered originated and other loans held for investment at December 31, 2012. The allowance for residential mortgage loans, consumer loans, and auto and leases increased by 8.5% (or $1.8 million), 53.4% (or $457 thousand), and 226.6% (or $1.2 million), respectively, when compared with balances recorded at December 31, 2012.  The allowance for commercial loans decreased by 4.4%, or $758 thousand, when compared with balances recorded at December 31, 2012.  The unallocated allowance at June 30, 2013 decreased by 79.1%, or $291 thousand, when compared with balances recorded at December 31, 2012.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit cards, floor plans, revolving lines of credit, and auto loans with FICO scores over 660, acquired as part of the BBVAPR Acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, at the end of the reporting period are removed from the acquired loan category. Allowance for loan and lease losses recorded for acquired loans as of June 30, 2013 was $924 thousand.

The remaining loans acquired in the BBVAPR Acquisition are accounted for under ASC-310-30 and were recognized at fair value as of December 18, 2012. The Company does not believe differences between cash flows collected on the loans acquired in the BBVAPR Acquisition accounted for under ASC-310-30 and those anticipated at December 18, 2012 are the result of credit deterioration from our original estimates, and thus no allowance for these loans was recorded as of June 30, 2013.

There have been no material changes in criteria or estimation techniques as compared to prior periods that impacted the determination of the current period allowance for loan and lease losses, except for the inclusion of the loans acquired under BBVAPR Acquisition.

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2013 and December 31, 2012, the Company had $132.2 million and $146.6 million, respectively, of non-accrual non-covered loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium).  Covered loans and loans acquired from BBVAPR with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30. At June 30, 2013 and December 31, 2012, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $48.3 million and $52.0 million, respectively.

At June 30, 2013, the Company’s non-performing assets decreased 3.2% to $221.3 million (3.84% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $228.5 million (3.72% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2012.  The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At June 30, 2013, the allowance for non-covered originated loans and lease losses to non-performing loans coverage ratio was 32.45% (27.13% at December 31, 2012).

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

The following items comprise non-performing assets:

1.       Originated and other loans held for investment:

•         Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due.  At June 30, 2013, the Company’s originated non-performing mortgage loans totaled $99.1 million (75.0% of the Company’s non-performing loans), a 13.8% decrease from $115.0 million (78.4% of the Company’s non-performing loans) at December 31, 2012.  Non-performing loans in this category are primarily residential mortgage loans. Non-performing loans decrease is primarily due to the reclassification of certain non-performing residential mortgage loans with a net book value of $53.6 million, to the loan held-for-sale category. Without this re-class to loans held-for-sale, non-performing loan balances would have been relatively consistent between December 31, 2012 and June 31, 2013.

•         Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At June 30, 2013, the Company’s originated non-performing commercial loans amounted to $30.8 million (23.3% of the Company’s non-performing loans), a 4.2% increase when compared to non-performing commercial loans of $29.5 million at December 31, 2012 (20.1% of the Company’s non-performing loans).  Most of this portfolio is collateralized by commercial real estate properties.

•         Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.  At June 30, 2013, the Company’s originated non-performing consumer loans amounted to $371 thousand (0.3% of the Company’s total non-performing loans), a 16.1% decrease from $442 thousand at December 31, 2012 (0.3% of the Company’s total non-performing loans).

•         Auto and leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.  At June 30, 2013, the Company’s originated non-performing auto and leases amounted to $219 thousand (0.2% of the Company’s total non-performing loans), an increase of 67.2% from $131 thousand at December 31, 2012 (0.1% of the Company’s total non-performing loans).

2.       Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

•         Commercial revolving lines of credit and credit cards - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At June 30, 2013, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $153 thousand (0.1% of the Company’s non-performing loans), a 20.7% decrease when compared to non-

performing commercial lines of credit accounted for under ASC 310-20 of $193 thousand at December 31, 2012 (0.1% of the Company’s non-performing loans).

•         Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At June 30, 2013, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $605 thousand (0.5% of the Company’s non-performing loans), a 120.0% increase when compared to non-performing auto loans accounted for under ASC 310-20 of $275 thousand at December 31, 2012 (0.2% of the Company’s non-performing loans).

•         Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days.  At June 30, 2013, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.0 million (0.8% of the Company’s non-performing loans), an 8.6% decrease when compared to non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 of $1.1 million at December 31, 2012 (0.7% of the Company’s non-performing loans).

3.       Acquired loans accounted for under ASC 310-30 are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

4.    Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter and six-month period ended June 30, 2013 amounted to $1.7 million and $3.6 million, respectively, compared to $886 thousand and $1.3 million for the same quarter in 2012.

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

During the quarter ended June 30, 2013, the assessment of actual versus expected cash flows resulted in a net provision of $1.2 million, principally because certain pools of commercial real estate backed loans underperformed. The pools in which an additional allowance was recognized had no offsetting adjustment  to the FDIC shared-loss indemnification asset as these losses were not covered by a loss share agreement  and were mainly attributed to delay timing in the expected cash flows rather than additional forecasted losses.

For the six-month period ended June 30, 2013, the net provision for covered loans amounted to $1.9 million.  The allowance for covered loans decreased from $54.1 million at December 31, 2012 to $53.0 million at June 30, 2013. The decrease in the allowance balance is mainly attributable to the fact that during the first quarter of this period, the assessment of actual versus expected cash flows included the reversal of previously recorded allowance in certain commercial real estate and commercial and industrial pools whose loans the Company has managed to workout with better outcomes than forecasted.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2013	2012	%	2013	2012	%
	(Dollars in thousands)
Non-covered loans
Originated loans:
Balance at beginning of period	$42,334	$37,361	13.3%	$39,921	$37,010	7.9%
Provision for non-covered loan and lease losses	35,919	3,800	845.2%	41,715	6,800	513.5%
Charge-offs	(33,038)	(3,853)	757.5%	(36,521)	(6,624)	451.3%
Recoveries	486	94	417.0%	586	216	171.3%
	45,701	37,402	22.2%	45,701	37,402	22.2%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$386	$-	0.0%	$-	$-	0.0%
Provision for non-covered loan and lease losses	1,608	-	100.0%	3,728	-	100.0%
Charge-offs	(2,593)	-	100.0%	(5,764)	-	100.0%
Recoveries	1,523	-	100.0%	2,960	-	100.0%
	924	-	100.0%	924	-	100.0%
Total non-covered loans balance at end of period	$46,625	$37,402	24.7%	$46,625	$37,402	24.7%

Allowance for loans and lease losses on originated loans to:
Total originated loans	2.57%	3.17%	-19.0%	2.57%	3.03%	-15.2%
Non-performing originated loans	51.03%	31.03%	64.4%	51.03%	30.54%	67.1%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20:
Total acquired loans accounted for under ASC 310-20	0.16%	-	100.0%	0.07%	-	100.0%
Non-performing acquired loans accounted for under ASC 310-20	41.32%	-	100.0%	41.32%	-	100.0%

Covered loans
Balance at beginning of period	$54,124	$56,437	-4.1%	$54,124	$37,256	45.3%
Provision for covered loan and lease losses, net	672	1,467	-54.2%	672	8,624	-92.2%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	(1,822)	724	-351.7%	(1,822)	12,748	-114.3%
Balance at end of period	$52,974	$58,628	-9.6%	$52,974	$58,628	-9.6%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$21,375	$21,092	1.3%
Commercial	17,623	17,072	3.2%
Auto and leasing	3,641	533	583.1%
Consumer	2,342	856	173.6%
Unallocated allowance	720	368	95.7%
Total allowance balance	$45,701	$39,921	14.5%
Allowance composition:
Mortgage	46.77%	52.83%	-11.5%
Commercial	38.56%	42.76%	-9.8%
Auto and leasing	7.97%	1.34%	494.8%
Consumer	5.12%	2.14%	139.3%
Unallocated allowance	1.58%	0.93%	69.9%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.83%	2.62%	8.0%
Commercial	2.51%	4.82%	-48.0%
Auto and leasing	1.56%	1.05%	48.6%
Consumer	2.61%	1.78%	47.0%
Unallocated allowance to total originated loans	0.04%	0.03%	38.2%
Total allowance to total originated loans	2.57%	3.17%	-19.1%
Allowance coverage ratio to non-performing loans:
Mortgage	38.40%	18.34%	109.4%
Commercial	54.34%	57.86%	-6.1%
Auto and leasing	332.21%	406.87%	-18.4%
Consumer	631.27%	193.67%	226.0%
Total	51.03%	27.52%	85.4%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$924	$-	100.0%
Total allowance balance	$924	$-	100.0%
Allowance composition:
Commercial	100.00%	0.00%	100.0%
	100.00%	0.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.60%	0.00%	100.0%
Total allowance to total acquired loans	0.11%	0.00%	100.0%
Allowance coverage ratio to non-performing loans:
Commercial	187.42%	0.00%	100.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED ORIGINATED LOAN AND LEASES
	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2013	2012	%	2013	2012	%
	(In thousands)			(In thousands)
Mortgage			200
Charge-offs	$(29,119)	$(1,948)	1394.8%	$(31,708)	$(2,869)	1005.2%
Total	(29,119)	(1,948)	1394.8%	(31,708)	(2,869)	1005.2%
Commercial
Charge-offs	(2,887)	(1,721)	67.8%	(3,444)	(3,358)	2.6%
Recoveries	234	34	588.2%	262	101	159.4%
Total	(2,653)	(1,687)	57.3%	(3,182)	(3,257)	-2.3%
Consumer
Charge-offs	(323)	(184)	75.5%	(569)	(366)	55.5%
Recoveries	43	56	-23.2%	108	107	0.9%
Total	(280)	(128)	118.8%	(461)	(259)	78.0%
Auto and leasing
Charge-offs	(709)	-	-100.0%	(800)	(31)	2480.6%
Recoveries	209	4	5125.0%	216	8	2600.0%
Total	(500)	4	-12600%	(584)	(23)	2439.1%
Net credit losses
Total charge-offs	(33,038)	(3,853)	757.5%	(36,521)	(6,624)	451.3%
Total recoveries	486	94	417.0%	586	216	171.3%
Total	$(32,552)	$(3,759)	766.0%	$(35,935)	$(6,408)	460.8%
Net credit losses to average loans outstanding:
Mortgage	14.38%	0.95%	1413.7%	7.82%	0.69%	1033.3%
Commercial	2.66%	2.17%	22.6%	1.64%	2.13%	-23.0%
Consumer	1.52%	1.29%	17.8%	1.43%	1.34%	6.7%
Auto and leasing	1.05%	-0.06%	-1850.0%	0.81%	0.17%	376.5%
Total	8.84%	1.25%	607.2%	5.11%	1.07%	377.6%
Recoveries to charge-offs	1.47%	2.44%	-39.7%	1.60%	3.26%	-50.8%
Average originated loans:
Mortgage	$809,898	$821,807	-1.4%	$810,441	$828,700	-2.2%
Commercial	398,456	311,299	28.0%	386,882	305,116	26.8%
Consumer	73,776	39,623	86.2%	64,412	38,798	66.0%
Auto and leasing	190,129	27,908	581.3%	144,441	26,719	440.6%
Total	$1,472,259	$1,200,637	22.6%	$1,406,176	$1,199,333	17.2%

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2013	2012	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$35,566	$50,468	-29.5%
Other loans	52,762	96,176	-45.1%
Accruing loans
Troubled Debt Restructuring loans	2,821	-	0.0%
Other loans	652	-	0.0%
Total non-performing loans	$91,801	$146,644	-37.4%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	81,689	75,447	8.3%
Other repossessed asset	8,921	6,084	46.6%
Mortgage loans held for sale	26,586	319	8234.2%
	$208,997	$228,494	-8.5%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	3.59%	3.72%	-3.5%
Non-performing assets to total capital	24.00%	26.46%	-9.3%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$530	$1,642	$991	$3,075

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$55,668	$115,002	-51.6%
Commercial	32,430	29,506	9.9%
Consumer	371	442	-16.1%
Auto and leasing	1,096	131	736.6%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	493	193	155.4%
Auto loans	674	275	145.1%
Consumer	1,069	1,095	-2.4%
Total	$91,801	$146,644	-37.4%
Non-performing loans composition percentages:
Originated loans
Mortgage	60.6%	78.4%
Commercial	35.3%	20.1%
Consumer	0.4%	0.3%
Auto and leasing	1.2%	0.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.5%	0.1%
Auto loans	0.7%	0.2%
Consumer	1.2%	0.7%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	3.87%	6.90%	-43.9%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	1.58%	2.39%	-34.0%
Total capital	10.54%	16.98%	-37.9%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.26%	2.01%	-37.2%
Non-performing loans	32.49%	29.17%	11.4%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	40.25%	27.86%	44.5%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	75.23%	37.81%	99.0%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

June 30, 2013
Higher-Risk Residential Mortgage Loans*
High Loan-to-Value Ratio Mortgages
Junior Lien Mortgages	Interest Only Loans	LTV 90% and over
Carrying	Carrying	Carrying

Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
(In thousands)

Delinquency:
0 - 89 days	$14,555		$353	2.43%	$26,680	$1,233	4.62%	$86,279	$3,003	3.48%
90 - 119 days	92	7	7	7.61%	153	9	5.88%	1,783	90	5.05%
120 - 179 days	124		17	13.71%	-	-	0.00%	93	8	8.60%
180 - 364 days	440		30	6.82%	1,375	330	24.00%	1,708	176	10.30%
365+ days	1,787		349	19.53%	2,512	928	36.94%	1,871	266	14.22%
Total	$16,998		$756	4.45%	$30,720	$2,500	8.14%	$91,734	$3,543	3.86%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.69%				1.25%			3.75%
Refinanced or Modified Loans:
Amount	$2,680		$290	10.82%	$-	$-	0.00%	$19,758	$2,066	10.46%
Percentage of Higher-Risk Loan Category	15.77%				0.00%			21.54%
Loan-to-Value Ratio:
Under 70%	$12,835		$612	4.77%	$5,599	$1,243	22.20%	$-	$-	-
70% - 79%	2,834		67	2.36%	3,942	182	4.62%	-	-	-
80% - 89%	1,019		36	3.53%	8,535	489	5.73%	-	-	-
90% and over	310		41	13.23%	12,644	586	4.63%	91,734	3,543	3.86%
	$16,998		$756	4.45%	$30,720	$2,500	8.14%	$91,734	$3,543	3.86%

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2013 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$8,494	2.08%	$11,596	2.90%
+ 100 Basis points	$5,441	1.33%	$7,067	1.77%
- 50 Basis points	$(273)	-0.07%	$(93)	-0.02%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and its structured repurchase agreements and advances from the FHLB. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the maturity and the re-pricing frequency of the liabilities have been extended to longer terms and the amounts of its structured repurchase agreements and advances from the FHLB  been reduced.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $13.2 million was recognized at June 30, 2013, related to the valuation of these swaps. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

As part of the BBVAPR Acquisition, the Company assumed certain derivative contracts from BBVAPR, including interest rate swaps not designated as hedging instruments which are utilized to convert certain fixed-rate loans to variable rates, and the mirror-images of these interest rate swaps in which BBVAPR entered into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2013, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $3.2 million, and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $3.2 million. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

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

At June 30, 2013 and December 31, 2012, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $16.0 million and $13.2 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $15.3 million and $12.7 million, respectively.

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from FHLB that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of June 30, 2013, the Company had $225 million in interest rate swaps at an average rate of 2.63% designated as cash flow hedges for $225 million in advances from FHLB that reprice or are being rolled over on a monthly basis.

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

The Company’s Executive Credit Committee, composed of its Chief Executive Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Company’s credit risk goals and objectives. Those goals and objectives are set forth in the Company’s Credit Policy as approved by the Board.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. The Company’s repurchase agreements have been structured with initial terms that mature from one month to two years for five repurchase agreements amounting to $811.6 million, and a $500 million repurchase agreement that matures on March 2, 2017.

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

As of June 30, 2013, the Company had approximately $748.3 million in cash and cash equivalents, $183 million in investment securities, $714 million in borrowing capacity at the FHLB of New York and $885 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.                                                                            Description of Document:

10       Amendment and Termination Agreement, dated April 16, 2013, of Omnibus Asset Servicing Agreement between Oriental Bank and Bayview Loan Servicing, LLC.

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 8, 2013
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: August 8, 2013
Ganesh Kumar
Executive Vice President and Chief Financial Officer