Form 10-Q
period 2013-09-30
OFG BANCORP
filed 2013-11-12
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

 45,660,537 common shares ($1.00 par value per share) outstanding as of October 31, 2013

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

Item 1. Financial Statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September 30,	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$645,869	$855,490
Money market investments	11,651	13,205
Total cash and cash equivalents	657,520	868,695
Securities purchased under agreements to resell	85,000	80,000
Investments:
Trading securities, at fair value, with amortized cost of $2,606 (December 31, 2012 - $508)	2,124	495
Investment securities available-for-sale, at fair value, with amortized cost of $1,654,133 (December 31, 2012 - $2,118,825)	1,677,248	2,194,286
Federal Home Loan Bank (FHLB) stock, at cost	24,470	38,411
Other investments	65	73
Total investments	1,703,907	2,233,265
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	47,085	64,145
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $49,614 (December 31, 2012 - $39,921)	4,720,174	4,698,185
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $56,555 (December 31, 2012 - $54,124)	361,564	395,307
Total loans, net	5,128,823	5,157,637
Other assets:
FDIC shared-loss indemnification asset	207,908	286,799
Foreclosed real estate covered under shared-loss agreements with the FDIC	28,022	22,283
Foreclosed real estate not covered under shared-loss agreements with the FDIC	56,432	51,890
Accrued interest receivable	19,456	14,654
Deferred tax asset, net	147,968	126,652
Premises and equipment, net	83,145	84,997
Customers' liability on acceptances	31,881	26,996
Servicing assets	13,651	10,795
Derivative assets	21,345	21,889
Goodwill	86,069	86,069
Other assets	109,098	123,641
Total assets	$8,380,225	$9,196,262
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,177,090	2,447,151
Savings accounts	1,083,953	634,819
Time deposits	2,349,394	2,608,597
Total deposits	5,610,437	5,690,567
Borrowings:
Short term borrowings	-	92,210
Securities sold under agreements to repurchase	1,267,423	1,695,247
Advances from FHLB	336,578	536,542
Subordinated capital notes	99,486	146,038
Other borrowings	16,634	16,627
Total borrowings	1,720,121	2,486,664
Other liabilities:
Derivative liabilities	16,741	26,260
Acceptances executed and outstanding	31,881	26,996
Accrued expenses and other liabilities	121,319	102,169
Total liabilities	7,500,499	8,332,656
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2012 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2012 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,690,623 shares issued;
45,660,522 shares outstanding (December 31, 2012 - 52,670,878; 45,580,281)	52,691	52,671
Additional paid-in capital	538,231	537,453
Legal surplus	59,867	52,143
Retained earnings	122,747	70,734
Treasury stock, at cost, 7,030,101 shares (December 31, 2012 - 7,090,597 shares)	(80,642)	(81,275)
Accumulated other comprehensive income, net of tax of $786 (December 31, 2012 - $1,802)	10,832	55,880
Total stockholders’ equity	879,726	863,606
Total liabilities and stockholders’ equity	$8,380,225	$9,196,262
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

			Nine-Month Period Ended September 30,
	Quarter Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$87,196	$17,964	$258,070	$53,308
Loans covered under shared-loss agreements with the FDIC	21,657	22,283	65,884	64,167
Total interest income from loans	108,853	40,247	323,954	117,475
Mortgage-backed securities	9,662	23,986	29,559	73,622
Investment securities and other	2,127	1,453	6,564	5,296
Total interest income	120,642	65,686	360,077	196,393
Interest expense:
Deposits	11,334	6,714	30,756	22,592
Securities sold under agreements to repurchase	7,211	15,344	21,569	49,414
Advances from FHLB and other borrowings	2,321	2,561	6,275	8,595
FDIC-guaranteed term notes	-	-	-	909
Subordinated capital notes	1,144	323	3,973	972
Total interest expense	22,010	24,942	62,573	82,482
Net interest income	98,632	40,744	297,504	113,911
Provision for non-covered loan and lease losses	9,900	3,600	55,343	10,400
Provision for covered loan and lease losses, net	3,074	221	4,957	8,845
Total provision for loan and lease losses	12,974	3,821	60,300	19,245
Net interest income after provision for loan and lease losses	85,658	36,923	237,204	94,666
Non-interest income:
Banking service revenue	12,642	3,006	38,358	9,231
Financial service revenue	7,394	6,042	23,084	17,835
Mortgage banking activities	2,098	2,204	7,776	7,142
Total banking and financial service revenues	22,134	11,252	69,218	34,208
FDIC shared-loss expense, net	(15,965)	(8,096)	(48,801)	(18,505)
Net gain (loss) on:
Sale of securities	-	36,366	-	55,703
Derivatives	(574)	(1,811)	(224)	(2,944)
Early extinguishment of debt	-	(24,312)	1,061	(24,312)
Other non-interest income	(1,774)	982	574	199
Total non-interest income, net	3,821	14,381	21,828	44,349

Non-interest expense:
Compensation and employee benefits	22,590	11,323	69,927	32,873
Professional and service fees	7,138	5,844	23,970	16,488
Occupancy and equipment	8,270	4,197	25,552	12,698
Insurance	1,828	1,594	7,229	4,856
Electronic banking charges	3,729	1,415	11,551	4,581
Advertising, business promotion, and strategic initiatives	1,471	1,594	4,550	4,006
Merger and restructuring charges	2,252	-	13,060	-
Foreclosure, repossession and other real estate expenses	2,178	1,060	5,839	2,745
Loan servicing and clearing expenses	2,133	607	5,493	2,530
Taxes, other than payroll and income taxes	4,024	1,091	11,778	2,158
Loss on sale of foreclosed real estate and other repossessed assets	3,561	1,203	7,134	2,485
Communication	782	391	2,481	1,172
Printing, postage, stationary and supplies	824	299	2,841	929
Director and investor relations	230	158	843	809
Other	2,263	873	6,655	2,426
Total non-interest expense	63,273	31,649	198,903	90,756
Income before income taxes	26,206	19,655	60,129	48,259
Income tax expense (benefit)	6,585	1,894	(18,223)	4,888
Net income	19,621	17,761	78,352	43,371
Less: dividends on preferred stock	(3,465)	(3,039)	(10,396)	(5,440)
Income available to common shareholders	$16,156	$14,722	$67,956	$37,931
Earnings per common share:
Basic	$0.35	$0.36	$1.49	$0.93
Diluted	$0.34	$0.35	$1.39	$0.92
Average common shares outstanding and equivalents	53,322	47,978	53,053	43,316
Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTHS PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

			Nine-Month Period Ended September 30,
	Quarter Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$19,621	$17,761	$78,352	$43,371
Other comprehensive loss before tax:
Unrealized gain (loss) on securities available-for-sale	(5,779)	25,220	(52,346)	34,220
Realized gain on investment securities included in net income	-	(36,366)	-	(55,703)
Unrealized gain (loss) on cash flow hedges	233	(2,052)	4,711	(10,844)
Other comprehensive loss before taxes	(5,546)	(13,198)	(47,635)	(32,327)
Income tax effect	611	999	2,587	4,259
Other comprehensive loss after taxes	(4,935)	(12,199)	(45,048)	(28,068)
Comprehensive income	$14,686	$5,562	$33,304	$15,303

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine-Month Period Ended September 30,
	2013	2012
	(In thousands)
Preferred stock:
Balance at beginning and end of period	$176,000	$152,000
Common stock:
Balance at beginning of period	52,671	47,809
Exercised stock options	20	33
Balance at end of period	52,691	47,842
Additional paid-in capital:
Balance at beginning of period	537,453	499,096
Stock-based compensation expense	1,360	1,159
Exercised stock options	187	361
Lapsed restricted stock units	(728)	(483)
Common stock issuance costs	(16)	-
Preferred stock issuance costs	(25)	(4,978)
Balance at end of period	538,231	495,155
Legal surplus:
Balance at beginning of period	52,143	50,178
Transfer from retained earnings	7,724	4,229
Balance at end of period	59,867	54,407
Retained earnings:
Balance at beginning of period	70,734	68,149
Net income	78,352	43,371
Cash dividends declared on common stock	(8,219)	(7,331)
Cash dividends declared on preferred stock	(10,396)	(5,440)
Transfer to legal surplus	(7,724)	(4,229)
Balance at end of period	122,747	94,520
Treasury stock:
Balance at beginning of period	(81,275)	(74,808)
Stock repurchased	-	(7,022)
Lapsed restricted stock units	556	483
Stock used to match defined contribution plan	77	47
Balance at end of period	(80,642)	(81,300)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	55,880	37,131
Other comprehensive loss, net of tax	(45,048)	(28,068)
Balance at end of period	10,832	9,063
Total stockholders’ equity	$879,726	$771,687

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine-Month Period Ended September 30,
	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$78,352	$43,371
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	733	462
Amortization of fair value discounts on acquired loans	8,239	-
Amortization of investment securities premiums, net of accretion of discounts	17,116	33,480
Amortization of core deposit and customer relationship intangibles	1,932	107
Amortization of fair value premiums on acquired deposits	12,032	-
FDIC shared-loss expense, net	48,801	18,505
Amortization of prepaid FDIC assessment	-	3,894
Other impairments on securities	8	-
Depreciation and amortization of premises and equipment	7,703	3,424
Deferred income taxes, net	(18,816)	(785)
Provision for covered and non-covered loan and lease losses, net	60,300	19,245
Stock-based compensation	1,360	1,159
(Gain) loss on:
Sale of securities	-	(55,703)
Sale of mortgage loans held-for-sale	(2,009)	(4,658)
Derivatives	224	2,944
Early extinguishment of debt	(1,061)	24,312
Foreclosed real estate	5,321	2,493
Sale of other repossessed assets	1,813	(8)
Sale of premises and equipment	-	(85)
Originations of loans held-for-sale	(239,804)	(140,925)
Proceeds from sale of loans held-for-sale	125,245	74,815
Net (increase) decrease in:
Trading securities	(1,629)	(1,334)
Accrued interest receivable	(4,802)	5,247
Servicing assets	(2,856)	(188)
Other assets	15,984	(254)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,658)	(8,227)
Accrued expenses and other liabilities	13,937	(8,578)
Net cash provided by operating activities	126,465	12,713
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(32,874)	(1,102,606)
Investment securities held-to-maturity	-	(119,026)
FHLB stock	(32,562)	(454)
Swaps options	-	(6,755)
Maturities and redemptions of:
Investment securities available-for-sale	477,610	691,246
Investment securities held-to-maturity	-	160,502
FHLB stock	46,503	1,368
Proceeds from sales of:
Investment securities available-for-sale	120,526	1,145,555
Foreclosed real estate and other repossessed assets	44,754	13,593
Premises and equipment	896	369
Origination and purchase of loans, excluding loans held-for-sale	(911,443)	(172,376)
Principal repayment of loans, including covered loans	806,676	195,336
Reimbursements from the FDIC on shared-loss agreements	32,732	63,272
Additions to premises and equipment	(6,747)	(1,457)
Net change in securities purchased under agreements to resell	(5,000)	(270,000)
Net cash provided by investing activities	541,071	598,567

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine-Month Period Ended September 30,
	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(96,552)	(222,408)
Short term borrowings	(92,210)	-
Securities sold under agreements to repurchase	(427,931)	(424,312)
FHLB advances	(199,731)	5,013
Subordinated capital notes	(45,491)	-
FDIC-guaranteed term notes	-	(105,000)
Exercise of stock options	207	394
Issuance of common stock costs	(16)	-
Issuance of preferred stock costs	(25)	79,022
Purchase of treasury stock	-	(7,022)
Termination of derivative instruments	1,483	(125)
Dividends paid on preferred stock	(10,226)	(5,440)
Dividends paid on common stock	(8,219)	(7,331)
Net cash used in financing activities	(878,711)	(687,209)
Net change in cash and cash equivalents	(211,175)	(75,929)
Cash and cash equivalents at beginning of period	868,695	591,487
Cash and cash equivalents at end of period	$657,520	$515,558
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$64,272	$63,266
Income taxes paid	$378	$8,031
Mortgage loans securitized into mortgage-backed securities	$117,687	$37,730
Transfer from loans to foreclosed real estate and other repossessed assets	$65,716	$11,723
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$42,289	$5,182

See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”). The Company also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. On April 25, 2013, the Company changed its corporate name from Oriental Financial Group Inc. to OFG Bancorp.

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

The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial information and should be read in conjunction with the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2012 (the “ 2012 Form 10-K”). All significant intercompany balances and transactions have been eliminated in consolidation. These unaudited statements are, in the opinion of management, a fair statement of the results for the periods reported and include all necessary adjustments, all of a normal recurring nature, for a fair statement of such results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and related disclosures. These estimates are based on information available as of the date of the consolidated financial statements. While management makes its best judgment, actual amounts or results could differ from these estimates. Interim period results are not necessarily indicative of the results to be expected for the full year.

Certain reclassifications have been made to 2012 unaudited consolidated financial statements and notes to the financial statements to conform to the 2013 presentation, relating to remeasurement adjustments from the BBVAPR Acquisition in December 18, 2012.

Significant Accounting Policies

We provide a summary of our significant accounting policies in our 2012 Form 10-K under “Notes to Consolidated Financial Statements—Note 1—Summary of Significant Accounting Policies.” During the quarter ended September 30, 2013, management changed the methodology of the general reserve calculation in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments.  Principal changes are concentrated in the commercial, consumer and auto and leasing portfolios, as follows:

The commercial portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general valuation reserve (“GVA”) of these loans is established considering the Bank's past twelve-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors will be the GVA factor to be used for the determination of the allowance for loan and lease losses on each category.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors will be calculated for each sub-class of loans by delinquency bucket.

The allowance factor on auto and leasing portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the portfolio will be segmented by FICO score.

The methodology explained before will apply to originated and other loans and to acquired loans accounted for under ASC 310-20.

 Below we describe recent accounting changes:

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, the Financial Accounting Standards Board (the “FASB”) issued an amendment to enhance current disclosure requirements of reclassifications out of accumulated other comprehensive income and their corresponding effect on net income to be presented, in one place, information about significant amounts reclassified and, in some cases, cross-reference to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements. The amendments require disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amended guidance was effective for annual and interim reporting periods beginning on or after December 15, 2012, prospectively. Our adoption of the guidance is presented in “Note 14 – Stockholders’ Equity and Earnings per Common Share.”

Testing Indefinite-Lived Intangible Assets for Impairment - In July 2012, the FASB issued Accounting Standard Update ( ASU) No. 2012-02, Intangibles—

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

Offsetting Financial Assets and Liabilities - In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The ASU is intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures enable financial statement users to compare balance sheets prepared under GAAP and IFRS, which are subject to different offsetting models. The guidance requires disclosure of both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures are required irrespective of whether such instruments are presented gross or net on the balance sheet. In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarify that the scope of this guidance applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amended guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. We adopted the guidance in the first quarter of 2013. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity since it only impacts disclosures only. The new disclosures required by the amended guidance are included in “Note 11 – Offsetting of Financial Assets and Liabilities” hereto.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – BUSINESS COMBINATIONS

BBVAPR Acquisition

On December 18, 2012, the Company purchased from BBVA, all of the outstanding common stock of each of BBVAPR Holding and BBVA Securities for an aggregate purchase price of $500 million. Immediately following the closing of the BBVAPR Acquisition, the Company merged BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. On August 1, 2013, BBVA Securities was merged with and into Oriental Financial Services, which continued as the surviving entity.

The assets acquired and liabilities assumed as of December 18, 2012 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the nine-month period ended September 30, 2013, the Company recorded retrospective adjustments to the preliminary estimated fair values of certain acquired loans, foreclosed real estate, deferred income taxes, and other assets acquired, to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. As detailed in the table below, the main adjustment occurred in the loans acquired. The adjustment resulted from in-depth reviews of the actual loans terms and amortization schedules. The original cash flows were revised to reflect the results of this review.

Net-assets acquired and their respective measurement period adjustments are reflected in the table below:

				Measurement
				Period	Fair Value
				Adjustments,	as
	Book Value at	Fair Value	Fair Value at	net at	Remeasured at
	December 18,	Adjustments,	December 18,	December 18,	December 18,
	2012	net	2012	2018	2012
	(In thousands)
Assets
Cash and cash equivalents	$394,638	$-	$394,638	$-	$394,638
Investments	561,623	-	561,623	-	561,623
Loans	3,678,979	(118,913)	3,560,066	(26,635)	3,533,431
Accrued interest receivable	19,133	(18,252)	881	-	881
Foreclosed real estate	44,853	(8,896)	35,957	(1,932)	34,025
Deferred tax asset, net	35,327	50,005	85,332	9,455	94,787
Premises and equipment	37,412	29,067	66,479	-	66,479
Legacy goodwill	116,353	(116,353)	-	-	-
Core deposit intangible	-	8,473	8,473	-	8,473
Customer relationship intangible	-	5,060	5,060	-	5,060
Other assets	119,286	(7,663)	111,623	(2,936)	108,687
Total assets acquired	5,007,604	(177,472)	4,830,132	(22,048)	4,808,084
Liabilities
Deposits	3,472,951	21,489	3,494,440	-	3,494,440
Securities sold under agreements to repurchase	338,020	20,465	358,485	-	358,485
Other borrowings	348,624	1,108	349,732	-	349,732
Subordinated capital notes	117,000	(7,159)	109,841	-	109,841
Accrued expenses and other liabilities	80,392	(1,438)	78,954	-	78,954
Total liabilities assumed	4,356,987	34,465	4,391,452	-	4,391,452
Net assets acquired	$650,617	$(211,937)	$438,680	$(22,048)	$416,632
Cash consideration	$500,000	$-	$500,000	$-	$500,000
Goodwill			$61,320	$22,048	$83,368

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the unaudited consolidated statements of operations and include incremental costs to integrate the operations of the Company and BBVAPR. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

The following table presents severance and employee-related charges, systems integrations and other merger-related charges in connection with the BBVAPR Acquisition for the quarter and nine-month period ended September 30, 2013:

	Quarter Ended September 30, 2013	Nine-Month Period Ended September 30, 2013
	(In thousands)	(In thousands)
Severance and employee-related charges	$248	$1,398
Systems integrations and related charges	1,719	4,896
Other-contract cancellation fee	285	6,766
Total merger and restructuring charges	$2,252	$13,060

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the quarter and nine-month period ended September 30, 2013:

	Quarter Ended September 30, 2013	Nine-Month Period Ended September 30, 2013
	(In thousands)	(In thousands)
Balance at the beginning of the period	$276	$4,202
Merger and restructuring charges	2,252	13,060
Cash payments and other	(1,437)	(16,171)
Balance at the end of the period	$1,091	$1,091

Payments under merger and restructuring reserves associated with the BBVAPR Acquisition are expected to continue in the fourth quarter of 2013 and will be accounted under applicable accounting guidance to the cost being incurred.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND INVESTMENTS

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2013 and December 31, 2012, money market instruments included as part of cash and cash equivalents amounted to $11.7 million and $13.2 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At September 30, 2013 and December 31, 2012, securities purchased under agreements to resell amounted to $85.0 million and $80.0 million, respectively.

The amounts advanced under those agreements are reflected as assets in the consolidated statements of financial condition.  It is the Company’s policy to take possession of securities purchased under agreements to resell.  Agreements with third parties specify the Company’s right to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Company on these transactions as of September 30, 2013 and December 31, 2012 was approximately $87.7 million and $82.1 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,253,599	$39,733	$3,859	$1,289,473	2.89%
GNMA certificates	8,895	465	24	9,336	4.90%
CMOs issued by US Government sponsored agencies	233,904	76	6,303	227,677	1.78%
Total mortgage-backed securities	1,496,398	40,274	10,186	1,526,486	2.76%
Investment securities
Obligations of US Government sponsored agencies	12,381	-	41	12,340	1.20%
Obligations of Puerto Rico Government and political subdivisions	121,012	-	6,647	114,365	4.39%
Other debt securities	24,342	209	494	24,057	3.46%
Total investment securities	157,735	209	7,182	150,762	4.00%
Total securities available for sale	$1,654,133	$40,483	$17,368	$1,677,248	2.83%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,622,037	$71,411	$1	$1,693,447	3.06%
GNMA certificates	14,177	995	8	15,164	4.89%
CMOs issued by US Government sponsored agencies	288,409	3,784	793	291,400	1.85%
Total mortgage-backed securities	1,924,623	76,190	802	2,000,011	2.89%
Investment securities
US Treasury securities	26,498	-	2	26,496	0.71%
Obligations of US Government sponsored agencies	21,623	224	-	21,847	1.35%
Obligations of Puerto Rico Government and political subdivisions	120,950	9	438	120,521	3.82%
Other debt securities	25,131	280	-	25,411	3.46%
Total investment securities	194,202	513	440	194,275	2.99%
Total securities available-for-sale	$2,118,825	$76,703	$1,242	$2,194,286	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at September 30, 2013, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2013
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$29,982	$30,589
Total due after 5 to 10 years	29,982	30,589
Due after 10 years
FNMA and FHLMC certificates	1,223,617	1,258,884
GNMA certificates	8,895	9,336
CMOs issued by US Government sponsored agencies	233,904	227,677
Total due after 10 years	1,466,416	1,495,897
Total mortgage-backed securities	1,496,398	1,526,486
Investment securities
Due in less than one year
Other debt securities	20,000	19,506
Total due in less than one year	20,000	19,506
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	11,859	10,292
Total due from 1 to 5 years	11,859	10,292
Due after 5 to 10 years
Obligations of US Government and sponsored agencies	12,381	12,340
Total due after 5 to 10 years	12,381	12,340
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	109,153	104,073
Other debt securities	4,342	4,551
Total due after 10 years	113,495	108,624
Total investment securities	157,735	150,762
Total securities available-for-sale	$1,654,133	$1,677,248

Obligations of Puerto Rico Government and political subdivisions include a $98.7 million bond at September 30, 2013 with maturity date of July 1, 2024, that is subject to mandatory tender offer for purchase by the end of the third year anniversary of the closing date, which is June 1, 2014.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the nine-month period ended September 30, 2013, the Company did not execute any sale of securities from its portfolio other than $120.5 million of available-for-sale GNMA certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales produced a nominal gain during such period.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The BBVAPR Acquisition and the related deleverage of the investment securities portfolio that the Company completed during the second half of 2012 reduced the interest rate risk profile of the Company. For the nine-month period ended September 30, 2012, the Company recorded a net gain on sale of securities of $55.7 million. The table below presents the gross realized gains by category for such period:

	Nine-Month Period Ended September 30, 2012
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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2013 and December 31, 2012:

	September 30, 2013
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government sponsored agencies	$4,150	$397	$3,753
Obligations of Puerto Rico Government and political subdivisions	1,734	185	1,549
GNMA certificates	81	11	70
	$5,965	$593	$5,372

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government sponsored agencies	$228,092	$5,906	$222,186
FNMA and FHLMC certificates	209,370	3,859	205,511
Obligations of Puerto Rico Government and political subdivisions	119,278	6,462	112,816
Other debt securities	20,000	494	19,506
Obligations of US government and sponsored agencies	12,381	41	12,340
GNMA certificates	123	13	110
	$589,244	$16,775	$572,469

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government sponsored agencies	$232,242	$6,303	$225,939
FNMA and FHLMC certificates	209,370	3,859	205,511
Obligations of Puerto Rico Government and political subdivisions	121,012	6,647	114,365
Other debt securities	20,000	494	19,506
Obligations of US government and sponsored agencies	12,381	41	12,340
GNMA certificates	204	24	180
	$595,209	$17,368	$577,841

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The valuations of the investment securities are performed on a monthly basis. Moreover, the Company conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment.  Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while the Company believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

Investments in an unrealized loss position at September 30, 2013 mostly ($454.2 million, or 76%) consisted of securities issued or guaranteed by the U.S. Treasury or U.S. Government sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market, and their aggregate losses, and their variability from period to period, are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the US agencies that either issued or guaranteed the investments.  The remaining investments in an unrealized loss position at September 30, 2013 ($141.0 million, or 24%) consisted of obligations issued or collateralized by the Government of Puerto Rico and its political subdivisions or instrumentalities. The recent decline in the market value of these securities is mainly related to an increase in volatility that is the result of changes in market conditions, and not a result of deterioration in the creditworthiness of the issuer or guarantor. The securities are rated as “investment grade” or are considered by management to be the credit equivalent of investment grade. At September 30, 2013, the Company does not have the intent to sell any of the investments in an unrealized loss position.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of the Company’s loan portfolio at September 30, 2013 and December 31, 2012 was as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$742,046	$805,292
Commercial	1,173,215	349,075
Auto and leasing	313,701	37,577
Consumer	113,509	46,667
	2,342,471	1,238,611
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	97,099	329,463
Commercial secured by real estate	25,398	20,779
Auto	335,528	470,601
Consumer	59,817	70,347
	517,842	891,190
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	731,376	801,024
Commercial	548,995	940,402
Construction	131,976	193,442
Auto	416,579	553,075
Consumer	80,429	123,825
	1,909,355	2,611,768
	4,769,668	4,741,569
Deferred loan cost (fees), net	120	(3,463)
Loans receivable	4,769,788	4,738,106
Allowance for loan and lease losses on non-covered loans	(49,614)	(39,921)
Loans receivable, net	4,720,174	4,698,185
Mortgage loans held-for-sale	47,085	64,145
Total loans not covered under shared-loss agreements with FDIC, net	4,767,259	4,762,330
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	122,001	128,811
Construction and development secured by 1-4 family residential properties	16,674	15,969
Commercial and other construction	272,129	289,070
Leasing	542	7,088
Consumer	6,773	8,493
Total loans covered under shared-loss agreements with FDIC	418,119	449,431
Allowance for loan and lease losses on covered loans	(56,555)	(54,124)
Total loans covered under shared-loss agreements with FDIC, net	361,564	395,307
Total loans, net	$5,128,823	$5,157,637

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other held for investment loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of September 30, 2013 and December 31, 2012 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$-	$2,232	$3,984	$6,216	$79,093	$85,309	$23
Years 2003 and 2004	-	4,919	3,715	8,634	114,014	122,648	-
Year 2005	-	1,342	1,933	3,275	62,766	66,041	-
Year 2006	-	3,737	2,796	6,533	84,429	90,962	-
Years 2007, 2008 and 2009	-	2,099	2,589	4,688	99,862	104,550	46
Years 2010, 2011, 2012 and 2013	-	796	1,643	2,439	106,963	109,402	215
	-	15,125	16,660	31,785	547,127	578,912	284
Non-traditional	-	1,720	1,580	3,300	40,947	44,247	-
Loss mitigation program	-	6,148	14,471	20,619	65,036	85,655	1,071
	-	22,993	32,711	55,704	653,110	708,814	1,355
Home equity secured personal loans	126	-	12	138	583	721	-
GNMA's buy-back option program	-	-	32,511	32,511	-	32,511	-
	126	22,993	65,234	88,353	653,693	742,046	1,355
Commercial
Commercial secured by real estate	1,993	1,038	19,131	22,162	371,768	393,930	-
Other commercial and industrial	1,256	273	3,559	5,088	774,197	779,285	-
	3,249	1,311	22,690	27,250	1,145,965	1,173,215	-
Consumer	1,414	569	425	2,408	111,101	113,509	-
Auto and leasing	16,682	4,504	2,636	23,822	289,879	313,701	-
Total	$21,471	$29,377	$90,985	$141,833	$2,200,638	$2,342,471	$1,355

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,906	$2,116	$11,363	$20,385	$80,883	$101,268	$-
Years 2003 and 2004	12,048	5,206	18,162	35,416	114,446	149,862	-
Year 2005	4,983	1,746	8,860	15,589	65,312	80,901	-
Year 2006	9,153	3,525	15,363	28,041	85,045	113,086	-
Years 2007, 2008 and 2009	2,632	1,682	8,965	13,279	108,358	121,637	-
Years 2010, 2011 and 2012	632	769	1,162	2,563	64,434	66,997	-
	36,354	15,044	63,875	115,273	518,478	633,751	-
Non-traditional	2,850	1,067	11,160	15,077	42,742	57,819	-
Loss mitigation program	8,933	4,649	19,989	33,571	53,739	87,310
	48,137	20,760	95,024	163,921	614,959	778,880	-
Home equity secured personal loans	-	-	10	10	726	736	-
GNMA's buy-back option program	-	-	25,676	25,676	-	25,676	-
	48,137	20,760	120,710	189,607	615,685	805,292	-
Commercial
Commercial secured by real estate	9,062	271	15,335	24,668	226,606	251,274	-
Other commercial and industrial	345	189	2,378	2,912	94,889	97,801	-
	9,407	460	17,713	27,580	321,495	349,075	-
Consumer	747	92	409	1,248	45,419	46,667	-
Auto and leasing	251	129	131	511	37,066	37,577	-
Total	$58,542	$21,441	$138,963	$218,946	$1,019,665	$1,238,611	$-

Delinquency is based on calendar days. This may cause fluctuations from quarter to quarter in the delinquency of mortgage loans, depending in the amount of days each month.

During the quarter ended June 30, 2013, the Company transferred $55.0 million of non-performing residential mortgage loans held-for-investment to held-for-sale at a fair value of $27.0 million. The difference between fair value and book value was recorded as charge-offs to the mortgage portfolio. The provision for loan and lease losses during the quarter and six-month period ended June 30, 2013 increased to provide the coverage necessary under the allowance policy for the remaining mortgage loans, following the effects that the aforementioned reclassification had on the mortgage portfolio allowance level.

During the quarter ended September 30, 2013, the Company sold originated performing and non-performing residential mortgage loans held-for-sale with unpaid principal balance of $62.0 million and recorded a realized loss on the transaction of $1.4 million.

Increase in delinquencies of the consumer and the auto and leasing portfolios compared to December 31, 2012 is mainly attributed to the fact that during the BBVAPR Acquisition a substantial portion of the acquired non-performing loans were accounted for under ASC 310-30. At September 30, 2013 such portfolios are increasing as new originations are ramping up the balances outstanding.  After almost 10 months from the BBVPR Acquisition, those portfolios are beginning to reflect normal delinquency levels as seasoned portfolios.

In addition, during the quarter ended September 30, 2013, the Company sold $27.3 million non-performing residential mortgage loans acquired in the BBVAPR Acquisition which were accounted for under ASC 310-30, loans acquired with deteriorated credit quality. No realized gain or loss was recorded in the transaction.

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

The following table presents the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of September 30, 2013 and December 31, 2012 by class of loans:

	September 30, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial	$1,607	$767	$762	$3,136	$93,963	$97,099	$-
Commercial secured by real estate	229	395	-	624	24,774	25,398	-
Auto	11,186	2,698	847	14,731	320,797	335,528	-
Consumer	1,463	46	1,293	2,802	57,015	59,817	-
Total	$14,485	$3,906	$2,902	$21,293	$496,549	$517,842	$-

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial	$715	$76	$193	$984	$328,479	$329,463	$-
Commercial secured by real estate	315	-	-	315	20,464	20,779	-
Auto	6,753	1,023	275	8,051	462,550	470,601	-
Consumer	982	-	1,095	2,077	68,270	70,347	-
Total	$8,765	$1,099	$1,563	$11,427	$879,763	$891,190	$-

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

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Contractual required payments receivable	$ 3,064,418	$ 3,982,063
Less: Non-accretable discount	635,920	714,462
Cash expected to be collected	2,428,498	3,267,601
Less: Accretable yield	519,143	655,833
Carrying amount	$ 1,909,355	$ 2,611,768

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarter and nine-month period ended September 30, 2013, excluding covered loans:

	Quarter Ended September 30, 2013	Nine-Month Period Ended September 30, 2013
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$561,485	$655,833
Accretion	(48,352)	(150,447)
Transfer from non-accretable discount	6,010	13,757
Balance at end of period	$519,143	$519,143

	Quarter Ended September 30, 2013	Nine-Month Period Ended September 30, 2013
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$686,231	$714,462
Principal losses	(44,301)	(64,785)
Transfer to accretable yield	(6,010)	(13,757)
Balance at end of period	$635,920	$635,920

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at September 30, 2013 and December 31, 2012 is as follows:

	September 30, 2013	December 31, 2012
	(In thousands)
Contractual required payments receivable	$748,091	$874,994
Less: Non-accretable discount	161,427	237,555
Cash expected to be collected	586,664	637,439
Less: Accretable yield	168,545	188,008
Carrying amount, gross	418,119	449,431
Less: Allowance for covered loan and lease losses	56,555	54,124
Carrying amount, net	$361,564	$395,307

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters and nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Accretable yield activity
Balance at beginning of period	$167,132	$177,248	$188,008	$188,822
Accretion	(21,657)	(22,283)	(65,884)	(64,167)
Transfer from non-accretable discount	23,070	28,868	46,421	59,178
Balance at end of period	$168,545	$183,833	$168,545	$183,833

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Non-accretable discount activity
Balance at beginning of period	$192,259	$314,404	$237,555	$412,170
Principal losses	(7,762)	(21,533)	(29,707)	(88,989)
Transfer to accretable yield	(23,070)	(28,868)	(46,421)	(59,178)
Balance at end of period	$161,427	$264,003	$161,427	$264,003

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$4,709	$11,362
Years 2003 and 2004	2,967	18,162
Year 2005	3,844	8,859
Year 2006	3,206	15,363
Years 2007, 2008 and 2009	1,990	8,967
Years 2010, 2011, 2012 and 2013	2,866	1,162
	19,582	63,875
Non-traditional	1,580	11,160
Loss mitigation program	21,860	39,957
	43,022	114,992
Home equity secured personal loans	12	10
	43,034	115,002
Commercial
Commercial secured by real estate	25,312	26,517
Other commercial and industrial	5,526	2,989
	30,838	29,506
Consumer	490	442
Auto and leasing	2,661	131
	77,023	145,081
Acquired loans accounted under ASC 310-20
Commercial	762	193
Auto	847	275
Consumer	1,293	1,095
	2,902	1,563
Total non-accrual loans	$79,925	$146,644

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

At September 30, 2013 and December 31, 2012, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $61.0 million and $42.2 million, respectively.

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

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended September 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$21,375	$17,624	$2,341	$3,641	$720	$45,701
Charge-offs	(1,758)	(2,234)	(465)	(1,305)	-	(5,762)
Recoveries	-	28	37	639	-	704
Provision for non-covered loan and lease losses	1,374	(703)	2,915	3,143	201	6,930
Balance at end of period	$20,991	$14,715	$4,828	$6,118	$921	$47,573

	Nine-Month Period Ended September 30, 2013
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(33,465)	(5,678)	(1,034)	(2,105)	-	(42,282)
Recoveries	-	291	143	855	-	1,289
Provision for non-covered loan and lease losses	33,364	3,030	4,863	6,835	553	48,645
Balance at end of period	$20,991	$14,715	$4,828	$6,118	$921	$47,573

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,333	$818	$-	$-	$-	$10,151
Collectively evaluated for impairment	11,658	13,897	4,828	6,118	921	37,422
Total ending allowance balance	$20,991	$14,715	$4,828	$6,118	$921	$47,573
Loans:
Individually evaluated for impairment	$82,631	$36,048	$-	$-	$-	$118,679
Collectively evaluated for impairment	659,415	1,137,167	113,509	313,701	-	2,223,792
Total ending loan balance	$742,046	$1,173,215	$113,509	$313,701	$-	$2,342,471

Provision for non-covered loan losses for the quarter and nine-month period ended September 30, 2013 increased $6.3 million and $44.9 million, respectively, when compared to the same periods in 2012. The increase during the nine months period is mostly due to the net impact of $21.0 million in additional provision for loan and lease losses due to reclassification to held-for-sale of non-performing residential mortgage loans with unpaid principal balance of $ 62.0 million which were sold during the quarter ended September 30, 2013 and the increase in loan average balances in 2013.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the quarter and nine-month period ended September 30, 2013:

	Quarter Ended September 30, 2013
	Commercial		Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses:
Balance at beginning of period	$924		$-	$-	$-	$924
Charge-offs	-		(1,233)	(1,598)	-	(2,831)
Recoveries	6		88	884	-	978
Provision for non-covered loan and lease losses	431		1,145	1,394	-	2,970
Balance at end of period	$1,361		$-	$680	$-	$2,041

	Nine-Month Period Ended September 30, 2013
	Commercial		Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses:
Balance at beginning of period	$-	$ 1	$-	$-	$-	$-
Charge-offs	(25)		(3,847)	(4,723)	-	(8,595)
Recoveries	6		932	3,000	-	3,938
Provision for non-covered loan and lease losses	1,380		2,915	2,403	-	6,698
Balance at end of period	$1,361		$-	$680	$-	$2,041

	September 30, 2013
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	1,361	-	680	-	2,041
Total ending allowance balance	$1,361	$-	$680	$-	$2,041
Loans:
Collectively evaluated for impairment	122,497	59,817	335,528	-	517,842
Total ending loan balance	$122,497	$59,817	$335,528	$-	$517,842

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $36.0 million and $46.2 million at September 30, 2013 and December 31, 2012, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows method, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $818 thousand and $4.1 million at September 30, 2013 and December 31, 2012, respectively. The total investment in impaired mortgage loans was $82.6 million and $74.8 million at September 30, 2013 and December 31, 2012, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $9.3 million and $5.3 million at September 30, 2013 and December 31, 2012, respectively.

The Company’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, and the related allowance for loan and lease losses at September 30, 2013 and December 31, 2012 are as follows:

Originated and Other Loans and Leases Held for Investment

	September 30, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$8,158	$6,556	$818	12%
Residential troubled-debt restructuring	86,249	82,631	9,333	11%
Impaired loans with no specific allowance:
Commercial	34,008	29,492	N/A	N/A
Total investment in impaired loans	$128,415	$118,679	$10,151	9%

	December 31, 2012
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$16,666	$14,570	$4,121	28%
Residential troubled-debt restructuring	76,859	74,783	5,334	7%
Impaired loans with no specific allowance
Commercial	36,293	31,629	N/A	N/A
Total investment in impaired loans	$129,818	$120,982	$9,455	8%

Acquired Loans Accounted for under ASC-310-20 (Loans with revolving feature and/or acquired at a premium)

	September 30, 2013
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	229	229	N/A	N/A
Total investment in impaired loans	$229	$229	$-	0%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters and nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended September 30,
	2013		2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Impaired loans with specific allowance
Commercial	$5	$9,039	$40	$9,027
Residential troubled-debt restructuring	712	82,388	510	65,932
Impaired loans with no specific allowance
Commercial	146	28,805	83	28,475
Total interest income from impaired loans	$863	$120,232	$633	$103,434

	Nine-Month Period Ended September 30,
	2013		2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment

Impaired loans with specific allowance
Commercial	$16	$14,872	$163	$16,686
Residential troubled-debt restructuring	1,942	81,406	1,344	61,622
Impaired loans with no specific allowance
Commercial	438	26,471	261	24,068
Total interest income from impaired loans	$2,396	$122,749	$1,768	$102,376

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following table presents the troubled-debt restructurings during the quarters and nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended September 30, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	21	$2,887	6.74%	352	$3,066	6.74%	351

	Nine-Month Period Ended September 30, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	102	$12,828	6.43%	334	$13,685	5.15%	393
Commercial loans	2	1,842	8.99%	87	1,842	4.00%	66

	Quarter Ended September 30, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	58	$9,006	6.32%	308	$9,789	4.65%	405

	Nine-Month Period Ended September 30, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage loans	155	$23,701	6.44%	310	$25,385	4.86%	400
Commercial loans	7	6,981	6.13%	46	6,550	6.17%	46

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2013 and 2012:

	Twelve-Month Period Ended September 30,
	2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage loans	30	$3,097	37	$5,029

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of gross non-covered originated and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	September 30, 2013
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$58,388	$58,388	$-	$-	$-	$-
Institutional	3,857	3,857	-	-	-	-
Middle market	177,309	151,714	13,369	118	-	12,108
Retail	141,925	119,707	1,926	1,468	-	18,824
Floor plan	1,000	1,000	-	-	-	-
Real estate	10,919	10,919	-	-	-	-
	393,398	345,585	15,295	1,586	-	30,932
Other commercial and industrial:
Corporate	25,171	25,171	-	-	-	-
Institutional	643,555	643,555	-	-	-	-
Middle market	53,337	46,471	3,615	-	-	3,251
Retail	52,206	49,883	162	296	-	1,865
Floor plan	5,548	5,548	-	-	-	-
	779,817	770,628	3,777	296	-	5,116
Total	1,173,215	1,116,213	19,072	1,882	-	36,048

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Corporate	12,114	11,664	-	450	-	-
Retail	10,627	9,318	443	866	-	-
Floor plan	2,657	2,556	-	101	-	-
	25,398	23,538	443	1,417	-	-
Other commercial and industrial:
Corporate	11,923	11,825	-	98	-	-
Institutional	1,700	1,700	-	-	-	-
Retail	36,050	34,859	450	741	-	-
Floor plan	47,426	46,978	320	128	-	-
	97,099	95,362	770	967	-	-
Total	122,497	118,900	1,213	2,384	-	-
Total	$1,295,712	$1,235,113	$20,285	$4,266	$-	$36,048

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate	$251,274	$183,033	$23,928	$2,127	$99	$42,087
Other commercial and industrial	97,801	80,951	8,569	4,169	-	4,112
	349,075	263,984	32,497	6,296	99	46,199
Commercial - acquired loans (under ASC 310-20)
Construction and commercial real estate	20,779	20,143	245	391	-	-
Commercial and industrial	329,463	326,916	213	2,334	-	-
	350,242	347,059	458	2,725	-	-
Total	$699,317	$611,043	$32,955	$9,021	$99	$46,199

At September 30, 2013, we had approximately $839.2 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $810.4 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment.  Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.  We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.  These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and notes.  Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk category of non-covered gross originated loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	September 30, 2013
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$85,309	$79,655	$-	$2,232	$963	$781	$1,072	$606
Years 2003 and 2004	122,648	113,887	-	4,919	1,945	1,166	515	216
Year 2005	66,041	62,661	-	1,342	610	972	352	104
Year 2006	90,962	84,398	-	3,668	972	834	795	295
Years 2007, 2008 and 2009	104,550	99,285	-	2,020	-	1,735	676	834
Years 2010, 2011, 2012 and 2013	109,402	104,011	-	691	335	585	723	3,057
	578,912	543,897	-	14,872	4,825	6,073	4,133	5,112
Non-traditional	44,247	40,947	-	1,720	327	262	843	148
Loss mitigation program	85,655	7,047	-	240	59	91	847	77,371
	708,814	591,891	-	16,832	5,211	6,426	5,823	82,631
Home equity secured personal loans	721	583	126	-	-	-	12	-
GNMA's buy-back option program	32,511	-	-	-	5,486	15,735	11,290	-
	742,046	592,474	126	16,832	10,697	22,161	17,125	82,631
Consumer	113,509	110,953	1,416	568	281	113	33	145
Auto and Leasing	313,701	289,879	16,682	4,504	1,904	732	-	-
	1,169,256	993,306	18,224	21,904	12,882	23,006	17,158	82,776
Acquired loans (under ASC 310-20)
Auto	335,528	320,797	11,186	2,698	630	217	-	-
Consumer	59,817	57,015	1,463	46	1,281	12	-	-
	395,345	377,812	12,649	2,744	1,911	229	-	-
Total	$1,564,601	$1,371,118	$30,873	$24,648	$14,793	$23,235	$17,158	$82,776

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$101,268	$80,715	$6,907	$2,116	$886	$3,720	$6,442	$482
Years 2003 and 2004	149,862	114,341	12,048	5,206	2,082	3,994	11,533	658
Year 2005	80,900	65,245	4,983	1,746	1,202	1,846	5,727	151
Year 2006	113,086	84,926	9,012	3,525	1,530	5,103	8,695	295
Years 2007, 2008 and 2009	121,639	108,357	2,632	1,682	641	2,532	5,732	63
Years 2010, 2011 and 2012	66,996	64,434	632	769	249	452	460	-
	633,751	518,018	36,214	15,044	6,590	17,647	38,589	1,649
Non-traditional	57,819	42,742	2,850	1,067	455	2,287	8,418	-
Loss mitigation program	87,310	9,595	606	128	102	253	3,492	73,134
	778,880	570,355	39,670	16,239	7,147	20,187	50,499	74,783
Home equity secured personal loans	736	726	-	-	-	-	10	-
GNMA's buy back option program	25,676	-	-	-	6,064	10,659	8,953	-
	805,292	571,081	39,670	16,239	13,211	30,846	59,462	74,783
Consumer	46,667	45,419	747	92	188	218	3	-
Auto and leasing	37,577	37,066	251	129	46	85	-	-
	889,536	653,566	40,668	16,460	13,445	31,149	59,465	74,783
Acquired loans (under ASC 310-20)
Auto	470,601	462,550	6,753	1,023	264	11	-	-
Consumer	70,347	68,270	982	-	1,089	4	2	-
	540,948	530,820	7,735	1,023	1,353	15	2	-
Total	$1,430,484	$1,184,386	$48,403	$17,483	$14,798	$31,164	$59,467	$74,783

The reduction in mortgage loans over 90 days past due from December 31, 2012 is due to the reclassification of certain non-performing residential mortgage loans originated before 2010, with a net book value of $59.2 million, to the loan held-for-sale category during the quarter ended June 30, 2013, most of them were later sold during the quarter ended September 30, 2013.

Non-covered Acquired Loans Accounted under ASC 310-30

Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded at the acquisition date. To the extent credit deterioration occurs after the date of acquisition, the Company would record an allowance for loan and lease losses. As part of the evaluation of actual versus expected cash flows, the Company assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk rating, among other assumptions. Migration and credit quality trends are assessed at the pool and individual loan levels, as applicable by comparing information from the latest evaluation period through the end of the reporting period. Management determined that there was no need to record an allowance for loan and lease losses on loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 as of September 30, 2013 and December 31, 2012.

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

The changes in the allowance for loan and lease losses on covered loans for the quarters and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at beginning of the period	$53,992	$58,628	$54,124	$37,256
Provision for covered loan and lease losses, net	3,074	221	4,956	8,845
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	(511)	(1,984)	(2,525)	10,764
Balance at end of the period	$56,555	$56,865	$56,555	$56,865

FDIC shared-loss portion of provision for (recapture of) covered loans and lease losses net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing (decreasing) the FDIC loss-share indemnification asset.

Provision for covered loan losses for the quarter and nine-month period ended September 30, 2013 increased $2.9 million and decreased $3.9 million, respectively, when compared to the same periods ended in 2012. During the third quarter of 2013, an agricultural loan pool and loans secured by 1-4 single family residential properties registered impairment due to delayed estimated timing of the cash flows on these pools from delayed foreclosure efforts and particular customers declaring bankruptcy.

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$54,515	$38,684	$11,021	28%
Construction and development secured by 1-4 family residential properties	67,148	16,674	6,789	41%
Commercial and other construction	228,848	115,363	38,130	33%
Consumer	12,351	6,513	615	9%
Total investment in impaired covered loan pools	$362,862	$177,234	$56,555	32%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$45,208	$29,482	$4,986	17%
Construction and development secured by 1-4 family residential properties	68,255	15,185	6,137	40%
Commercial and other construction	252,373	121,237	42,323	35%
Consumer	14,494	8,493	678	8%
Total investment in impaired covered loan pools	$380,330	$174,397	$54,124	31%

NOTE 6- FDIC LOSS SHARE ASSET AND TRUE-UP PAYMENT OBLIGATION

As part of the Purchase and Assumption Agreement between the Bank and the FDIC (the “Purchase and Assumption Agreement”), the Bank and the FDIC entered into shared-loss agreements whereby the FDIC in connection with the Eurobank acquisition, covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties.

The acquired loans, foreclosed real estate, and other repossessed properties subject to the shared-loss agreements are collectively referred to as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term of the shared-loss agreement covering single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term of the shared-loss agreement covering commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level. The indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The following table presents the activity in the FDIC loss share asset for the nine-month periods ended September 30, 2013 and 2012:

	Nine-Month Period Ended September 30,
	2013	2012
	(In thousands)
Balance at beginning of period	$286,799	$392,367
Shared-loss agreements reimbursements from the FDIC	(32,732)	(63,272)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	(2,525)	10,764
FDIC shared-loss expense, net	(48,801)	(18,505)
Incurred expenses to be reimbursed under shared-loss agreements	5,167	7,219
Balance at end of period	$207,908	$328,573

The FDIC shared-loss expense increased as the Company continues to forecast better  performance and cash flows from covered loans  than previously expected resulting in a minor increase in the amortization of the FDIC shared-loss indemnification asset,

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC shared-loss expense of $48.8 million for the nine-month period ended September 30, 2013 compared to $18.5 million for the same period in 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. Forecasted losses show a decreasing trend during the nine-month period ended September 30, 2013 as compared to the projections in 2012.The reduction in claimable losses amortizes the shared-loss indemnification asset through shorter of the life of the shared loss agreement or the loan holding period. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter and nine-month period ended September 30, 2013, the net amortization included $3.3 million and $10.5 million, respectively, of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continues to experience reduced expected losses. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three year period.

The Bank agreed to make a true-up payment, also known as clawback liability, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $17.7 million and $15.5 million, net of discount, as of September 30, 2013 and December 31, 2012, respectively. This estimated liability is accounted for as a reduction of the indemnification asset.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  DERIVATIVE ACTIVITIES

During the quarter and nine-month period ended September 30, 2013, losses of $574 thousand and $224 thousand, respectively, were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations, which were mainly related to the mortgage hedging activities. During the quarter and nine-month period ended  September 30, 2012, losses of  $1.8 million and $2.9 million, respectively, were recognized and  were mainly related  to the amortization of  premiums  paid on options purchased in July 2012  to enter into interest rate swaps,  not designated as cash flow hedges, with an aggregate notional amount of  $200.0  million.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$17,941	$13,233
Interest rate swaps designated as cash flow hedges	29	-
Interest rate swaps not designated as hedges	3,154	8,426
Interest rate caps	221	230
	$21,345	$21,889

Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$12,983	$17,665
Interest rate swaps not designated as hedges	3,154	8,365
Interest rate caps	221	230
Other	383	-
	$16,741	$26,260

Interest Rate Swaps

The Company enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions and are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings.  Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Company does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to earnings in the next twelve months.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at September 30, 2013:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	40,898	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$265,898

An unrealized loss of $13.0 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2013, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

At September 30, 2013 and December 31, 2012, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $3.2  million and $8.4 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At September 30, 2013 and December 31, 2012, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $3.2 million and $8.4 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

 The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at September 30, 2013:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,186	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	1,131	5.1500%	3-Month LIBOR	10/24/08	10/24/13
	$17,817

Interest Rate Swaps - Mirror Image Derivatives	$4,186	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	1,131	4.9550%	3-Month LIBOR	10/24/08	10/24/13
	$17,817

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index.  The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At September 30, 2013 and December 31, 2012, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $17.9 million (notional amount of $33.3 million) and $13.2 million (notional amount of $66.6 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $17.2 million (notional amount of $32.0 million) and $12.7 million (notional amount of $62.3 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting; therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $94.0 million at both  September 30, 2013 and December 31, 2012. At September 30, 2013, the interest rate caps sold to clients represented a liability of $221 thousand and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.  At September 30, 2013, the interest rate caps purchased as mirror-images represented an asset of $221 thousand and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 8 —OTHER ASSETS

Other assets at September 30, 2013 and December 31, 2012 consist of the following:

	September 30,	December 31,
	2013	2012
	(In thousands)
Other prepaid expenses	$16,967	$19,597
Prepaid FDIC insurance	-	6,451
Core deposit and customer relationship intangibles	12,557	14,490
Other repossessed assets	9,631	6,084
Mortgage tax credits	8,706	8,706
Investment in Statutory Trust	1,086	1,086
Servicing advances	-	7,976
Accounts receivable and other assets	60,151	59,251
	$109,098	$123,641

Other prepaid expenses amounting to $17.0 million and $19.6 million at September 30, 2013 and December 31, 2012, respectively, include prepaid municipal, property and income taxes aggregating to $10.4 million and $12.0 million, respectively.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the FDIC-assisted acquisition of Eurobank and the recent BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2013 and December 31, 2012, this core deposit intangible amounted to $8.2 million and $9.5 million, respectively. In addition, as part of the BBVAPR Acquisition on December 18, 2012, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired in the broker-dealer and insurance subsidiaries as of December 31, 2012.  At September 30, 2013, this customer relationship intangible amounted to $4.3 million.

Other repossessed assets totaled $9.6 million and $6.1 million at September 30, 2013 and December 31, 2012, respectively. Repossessed auto loans acquired as part of the BBVAPR Acquisition amounted to $9.4 million and $5.9 million at September 30, 2013 and December 31, 2012, respectively.

At September 30, 2013 and December 31, 2012, tax credits for the Company amounted $8.7 million. Mortgage loan tax credits acquired as part of the BBVAPR Acquisition amounted to $6.3 million and $7.4 million at September 30, 2013 and December 31, 2012, respectively. These tax credits do not have an expiration date.

Servicing advances amounting to $8.0 million at December 31, 2012, represent the advances made to Bayview Loan Servicing, LLC in order to service some of the loans acquired in the FDIC-assisted acquisition of Eurobank. This servicing agreement was terminated effective May 31, 2013.

NOTE 9 —  DEPOSITS AND RELATED INTEREST

Total deposits as of September 30, 2013 and December 31, 2012 consist of the following:

	September 30, 2013	December 31, 2012
	(In thousands)
Non-interest bearing demand deposits	$764,467	$799,667
Interest-bearing savings and demand deposits	2,399,995	2,282,305
Individual retirement accounts	349,925	377,618
Retail certificates of deposit	665,649	699,983
Institutional certificates of deposits	635,729	602,828
Total core deposits	4,815,765	4,762,401
Brokered deposits	794,672	928,166
Total deposits	$5,610,437	$5,690,567

The weighted average interest rate of the Company’s deposits was 0.73% at September 30, 2013 and 1.33% at December 31, 2012, inclusive of non-interest bearing deposits of $764.5 million and $799.7 million, respectively.  Interest expense for the quarters and the nine-month periods ended September 30, 2013 and 2012 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Demand and savings deposits	$5,596	$2,547	$16,993	$8,570
Certificates of deposit	5,738	4,167	13,763	14,022
	$11,334	$6,714	$30,756	$22,592

At September 30, 2013 and December 31, 2012, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $92.6 million and $101.5 million, respectively, with a weighted average rate of 0.77% in both periods, and were collateralized with investment securities with a fair value of $69.8 million and $80.3 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2013 and December 31, 2012, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $1.21 billion and $1.87 billion, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $190.1 million and $78.3 million, respectively, at a weighted average rate of 0.45% at September 30, 2013 and 0.72% at December 31, 2012.

At September 30, 2013 and December 31, 2012, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $97.0 million and $114.6 million, respectively, and with commercial loans amounting to $680.0 million at September 30, 2013 and $485.8 million at December 31, 2012.

The scheduled maturities of certificates of deposit at September 30, 2013 are as follows:

September 30, 2013
(In thousands)
Within one year:
Three (3) months or less	$693,379
Over 3 months through 1 year	577,003
1,270,382
Over 1 through 2 years	406,241
Over 2 through 3 years	226,403
Over 3 through 4 years	138,832
Over 4 through 5 years	54,193
$2,096,051

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $1.0 million and $2.8 million as of September 30, 2013 and December 31, 2012, respectively.

NOTE 10 —  BORROWINGS

Short term borrowings

At September 30, 2013, no short term borrowings were outstanding, compared to December 31, 2012 when such borrowings totaled $92.2 million and mainly consisted of unsecured fixed rate borrowings with a weighted average rate of 0.30%.

Securities Sold under Agreements to Repurchase

At September 30, 2013, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of the agreements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2013 and December 31, 2012, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.4 million at both dates, were as follows:

	September 30,		December 31,
	2013		2012
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Inc.	$500,000	$593,914	$500,000	$616,751
JP Morgan Chase Bank NA	255,000	273,143	412,837	443,436
Credit Suisse Securities (USA) LLC	255,000	272,235	255,000	269,943
Deutsche Bank	255,000	272,334	255,000	273,288
Citigroup Global Markets Inc.	-	-	150,000	162,652
Barclays Bank	-	-	68,650	77,521
Wells Fargo	-	-	51,444	54,943
Total	$1,265,000	$1,411,626	$1,692,931	$1,898,534

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.4 million, at September 30, 2013:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$255,000	0.500%	12/13/2012	1/7/2014
	85,000	0.675%	12/3/2012	12/3/2014
	340,000

2015	255,000	0.840%	12/10/2012	6/13/2015

	255,000

2016	170,000	1.500%	12/6/2012	12/8/2016

	170,000

2017	500,000	4.665%	3/2/2007	3/2/2017
	$1,265,000	2.361%

The $255.0 million repurchase agreement maturing on June 13, 2015 and the $170.0 million repurchase agreement maturing on December 8, 2016 were modified during the quarter ended September 30, 2013. They were originally set to mature on  June 13, 2014 and December 8, 2014, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank

Advances are received from the FHLB under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2013 and December 31, 2012, these advances were secured by mortgage and commercial loans amounting to $1.3 billion at both dates. Also, at September 30, 2013, the Company had an additional borrowing capacity with the FHLB of $681.0 million. At September 30, 2013 and December 31, 2012, the weighted average remaining maturity of FHLB’s advances was 11.9 months and 3.5 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB does not have the right to exercise put options at par on any advances outstanding as of September 30, 2013.The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $328 thousand, at September 30, 2013:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
(In thousands)
2013	$25,000	0.340%	9/4/2013	10/4/2013
	50,000	0.340%	9/10/2013	10/10/2013
	100,000	0.340%	9/16/2013	10/16/2013
	25,000	0.032%	9/24/2013	10/24/2013
	25,000	0.330%	9/30/2013	10/30/2013
	40,898	0.340%	9/3/2013	10/1/2013
	265,898

2017	4,787	1.240%	4/3/2012	4/3/2017
	4,787

2018	30,000	2.187%	1/16/2013	1/16/2018
	25,000	2.177%	1/16/2013	1/16/2018
	55,000

2020	10,565	2.590%	7/19/2013	7/20/2020
	10,565
	$336,250	0.723%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $99.5 million and $146.0 million at September 30, 2013 and December 31, 2012, respectively.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points  (3.20% at September 30, 2013; 3.26% at December 31, 2012), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date December 2013). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture.  The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the unaudited consolidated statements of financial condition. . Under the Dodd-Frank Act, and the capital rules adopted in July 2013, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the outstanding subordinated capital notes assumed as part of the BBVAPR Acquisition on December 18, 2012:

Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (1.80% at September 30, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly during the floating-rate period. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter (1.80% at September 30, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

These notes qualify as Tier 2 capital at a discounted rate, which totals $26.8 million at September 30, 2013 and $50.2 million at December 31, 2012.  Generally speaking, subordinated notes are included as Tier 2 capital if they have an original weighted average maturity of at least 5 years and comply with certain other requirements.  As the notes approach maturity, they begin to take on characteristics of a short term obligation.  For this reason, the outstanding amount eligible for inclusion in Tier 2 capital is reduced, or discounted, as the instruments approach maturity: one fifth of the outstanding amount is excluded each year during the instruments last five years before maturity.  When the remaining maturity is less than one year, the instrument is excluded from Tier 2 capital.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
2013	$28,475
2014	6,700
2015	6,700
2016	5,025
$46,900

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition amounted to $16.6 million at both September 30, 2013 and December 31, 2012. These borrowings mainly consists of federal funds purchased of $13.2 million and $9.9 million at September 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 0.30% at both dates, and unsecured fixed-rate borrowings of $3.4 million and $6.7 million at September 30, 2013 and December 31, 2012, respectively, with a weighted average interest rate of 0.67% at both dates.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at September 30, 2013 and December 31, 2012:

September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$21,345	$-	$21,345	$1,999	$-	$19,346
Securities purchased under agreements to resell	85,000	-	85,000	87,667	-	(2,667)
Total	$106,345	$-	$106,345	$89,666	$-	$16,679

December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
			(In thousands)
Derivatives	$21,889	$-	$21,889	$2,016	$1,380	$18,493
Securities purchased under agreements to resell	80,000	-	80,000	82,100	-	(2,100)
Total	$101,889	$-	$101,889	$84,116	$1,380	$16,393

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$20,957	$-	$20,957	$8,198	$3,780	$8,979
Securities sold under agreements to repurchase	1,265,000	-	1,265,000	1,411,626	-	(146,626)
Total	$1,285,957	$-	$1,285,957	$1,419,824	$3,780	$(137,647)

December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$21,302	$-	$21,302	$11,456	$12,770	$(2,924)
Securities sold under agreements to repurchase	1,692,931	-	1,692,931	1,898,534	-	(205,603)
Total	$1,714,233	$-	$1,714,233	$1,909,990	$12,770	$(208,527)

The Company’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In addition, the Company’s securities purchased under agreements to resell and securities sold under agreements to repurchase have a right of set-off with the respective counterparty under the supplemental terms of the Master Repurchase Agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreements and any other amount or obligation owed in respect of any other agreement or transaction between them. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a tri-party Account Control Agreement.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of September 30, 2013 and December 31, 2012, these loan balances amounted to $19.0 million and $6.1 million, respectively. The activity and balance of these loans for the quarters and nine-month periods ended September 30, 2013 and 2012 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Balance at the beginning of period	$8,031	$5,058	$6,055	$3,772
New loans	14,264	-	18,498	1,396
Repayments	(3,289)	(17)	(5,315)	(93)
Credits of persons no longer considered related parties	-	(23)	(232)	(57)
Balance at the end of period	$19,006	$5,018	$19,006	$5,018

NOTE 13 —  INCOME TAXES

On June 30, 2013 the Governor signed Act No. 40-2013, known as “Ley de Redistribución y Ajuste de la Carga Contributiva” (Act of Redistribution and Adjustment of Tax Burden), as amended.  This Act, along with others signed by the Governor, comprises the budget of the Commonwealth of Puerto Rico for 2013-2014. The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for taxable years beginning after December 31,2012 are as follows: (1) the maximum Corporate Income Tax rate was  increased from 30% to 39%; (2) the allowance deduction for determining the income subject to surtax was reduced from $750,000 to $25,000 (which must be allocated among the members of a controlled group of corporations: (3) the allowable Net Operating Loss (“NOL”) deduction was reduced to (i) 90% of the corporation’s net income subject to regular tax, for purposes of computing the regular income tax and  (ii)  80% of the alternative minimum taxable income for purposes of computing the alternative minimum tax (“AMT”); (4) the NOL carryover period was extended from 10 to 12 years  for NOLs incurred in taxable years beginning after December 31, 2004 and before January 1, 2013, and from 7 to 10 years for losses incurred in taxable years beginning after December 31, 2012;  (5) a new special tax based on gross income (the “Special Tax”) was added to the Puerto Rico Internal Revenue Code of 2011, as further described below; and (6) a special tax of 1% on insurance premiums earned after June 30, 2013.

 In the case of non-financial institutions, the Special Tax is paid as part of the AMT and thus is accounted for under the provisions of ASC 740. The applicable rate for non-financial institutions increases gradually from 0.2% for gross income equal to or in excess of $1.0 million up to 0.85% for gross income in excess of $1.5 billion. In the case of a controlled group of corporations, the tax rate for all members of the group is determined by the aggregate gross income of all members in the group. In the case of financial institutions, the Special Tax is not part of the AMT calculation thus is accounted for as other tax not subject to the provisions of ASC 740 since the same is based on gross income. The applicable rate for financial institutions is 1%, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax.

At September 30, 2013 and December 31, 2012, the Company’s net deferred tax asset amounted to $148.0 million and $126.7 million, respectively

At September 30, 2013 and December 31, 2012, Oriental International Bank Inc. (“ OIB”), the Bank’s international banking entity subsidiary, had $379 thousand and $504 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended September 30, 2013 and 2012, $36 thousand and $166 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision. During the nine-month periods ended September 30, 2013 and 2012, $126 thousand and $1.8 million, respectively, related to this residual effect from OIB was reclassified from accumulated other comprehensive income to income tax provision.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintained an effective tax rate for the nine-month period ended September 30, 2013 lower than the new maximum marginal statutory rate of 39.00%.  The reconciliation of the enacted tax rate and the effective income tax rate for the nine-month periods ended September 30, 2013 and 2012 follows:

	Nine-Month Period Ended September 30,
	2013		2012
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax at statutory rates	$23,450	39.00%	$14,478	30.00%
Tax effect of exempt income, net	(2,400)	-4.00%	(10,853)	-22.49%
Effect in deferred taxes due to increase in tax rates
from 30.00% to 39.00%	(38,731)	-64.41%	-	0.00%
Effect of change in tax of IBE	-	0.00%	1,776	3.68%
Other items, net	(542)	-0.90%	(513)	-1.06%
Income tax benefit	$(18,223)	-30.32%	$4,888	10.13%

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at September 30, 2013 was $4.0 million (December 31, 2012 - $5.3 million). The Company had accrued $1.2 million at September 30, 2013 (December 31, 2012 - $1.4 million) for the payment of interest and penalties relating to unrecognized tax benefits.  This amount includes unrecognized tax benefits amounting to $2.4 million at September 30, 2013 and $3.9 million December 31, 2012 from the BBVAPR Acquisition. There is also $307 thousand (December 31, 2012 - $665 thousand) in accrued payment of interest and penalties relating to unrecognized tax benefits from this acquisition

Income tax expense was $6.6 million for the quarter ended September 30, 2013, compared to $1.9 million for the same periods in 2012. Income tax benefit of $18.2 million for the nine-month period ended September 30, 2013 compared to an income tax expense of $4.9 million for the same period in 2012. The income tax benefit of  $18.2 million for the nine-month period ended September 30, 2013 results from the second quarter 2013 amendment to the Puerto Rico tax Code that resulted in a $38.6 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30% partially offset by the Company’s resulting higher effective rate of 36%.  The same increase in enacted tax rate from 30% to 39% resulted in the increased quarterly income tax expense for this quarter as compared to the same quarter of 2012.  Also during this quarter, the Company recorded a reversal of an income tax contingency of $1.5 million as a result of ending the statute of limitations of certain unrecognized tax benefits at the Bank.

NOTE 14 —  STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that are scheduled to become effective January 1, 2014 for advanced approaches banking organizations and January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average assets (as defined in the regulations). As of September 30, 2013 and December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2013 and December 31, 2012, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

Regulatory ratios and balances for December 31, 2012 do not reflect any changes as a result of the BBVAPR Acquisition remeasurement adjustments, since an institution is not required to amend previously filed regulatory reports for retrospective adjustments made to provisional amounts during the measurement period.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2013 and December 31, 2012 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of September 30, 2013
Total capital to risk-weighted assets	$804,721	16.03%	$401,565	8.00%
Tier 1 capital to risk-weighted assets	$714,629	14.24%	$200,782	4.00%
Tier 1 capital to total assets	$714,629	8.74%	$327,072	4.00%
As of December 31, 2012
Total capital to risk-weighted assets	$808,188	15.40%	$419,942	8.00%
Tier 1 capital to risk-weighted assets	$692,017	13.18%	$209,971	4.00%
Tier 1 capital to total assets	$692,017	6.55%	$422,862	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2013
Total capital to risk-weighted assets	$749,060	14.98%	$399,924	8.00%	$499,905	10.00%
Tier 1 capital to risk-weighted assets	$659,221	13.19%	$199,962	4.00%	$299,943	6.00%
Tier 1 capital to total assets	$659,221	8.12%	$324,953	4.00%	$406,102	5.00%
As of December 31, 2012
Total capital to risk-weighted assets	$719,676	13.97%	$412,245	8.00%	$515,307	10.00%
Tier 1 capital to risk-weighted assets	$604,997	11.74%	$206,123	4.00%	$309,184	6.00%
Tier 1 capital to total assets	$604,997	5.76%	$420,406	4.00%	$525,507	5.00%

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance. As of September 30, 2013, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2013 and December 31, 2012, the Bank’s legal surplus amounted to $59.9 million and $52.1 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Earnings per Common Share

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2013 and 2012 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share data)
Net income	$19,621	$17,761	$78,352	$43,371
Less: Dividends on preferred stock
Non-Convertible Preferred Stock (Series A, B, and D)	(1,628)	(1,201)	(4,884)	(3,602)
Convertible preferred stock (Series C)	(1,837)	(1,838)	(5,512)	(1,838)
Income available to common shareholders	$16,156	$14,722	$67,956	$37,931
Effect of assumed conversion of the Convertible ' 'Preferred Stock	1,837	1,838	5,512	1,838
Income available to common shareholders assuming conversion	$17,993	$16,560	$73,468	$39,769

Weighted average common shares and share equivalents:
Average common shares outstanding	45,927	40,738	45,717	40,828
Effect of dilutive securities:
Average potential common shares-options	257	102	198	109
Average potential common shares-assuming ' 'conversion of convertible preferred stock	7,138	7,138	7,138	2,379
Total weighted average common shares ' 'outstanding and equivalents	53,322	47,978	53,053	43,316
Earnings per common share - basic	$0.35	$0.36	$1.49	$0.93
Earnings per common share - diluted	$0.34	$0.35	$1.39	$0.92

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at September 30, 2013, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter and nine-month period ended September 30, 2013 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended September 30, 2013 and 2012, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 196,425 and 708,976, respectively. For the nine-month periods ended September 30, 2013 and 2012, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 233,775 and 707,976 respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

Repurchased common stock is held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock.

The activity in connection with common shares held in treasury by the Company for the nine-month periods ended September 30, 2013 and 2012 is set forth below:

	Nine-Month Period Ended September 30,
	2013		2012
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	7,090,597	$81,275	6,564,124	$74,808
Common shares used upon lapse of restricted stock units	(53,178)	(556)	(46,210)	(483)
Common shares repurchased as part of the stock repurchase program	-	-	603,000	7,022
Common shares used to match defined contribution plan, net	(7,318)	(77)	(25,249)	(47)
End of period	7,030,101	$80,642	7,095,665	$81,300

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of September 30, 2013 and December 31, 2012 consisted of:

	September 30,	December 31,
	2013	2012
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$23,000	$75,347
Income tax effect of unrealized gain on securities available-for-sale	(2,676)	(7,102)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	20,324	68,245
Unrealized loss on cash flow hedges	(12,954)	(17,664)
Income tax effect of unrealized loss on cash flow hedges	3,462	5,299
Net unrealized loss on cash flow hedges	(9,492)	(12,365)
Accumulated other comprehensive income, net of taxes	$10,832	$55,880

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarter and the nine-month period ended September 30, 2013:

	Quarter Ended September 30, 2013			Nine-Month Period Ended September 30, 2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)			(In thousands)
Beginning balance	$25,400	$(9,634)	$15,766	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	(5,113)	(1,509)	(6,622)	(48,047)	(1,530)	(49,577)
Amounts reclassified out of accumulated other comprehensive income	37	1,651	1,688	126	4,403	4,529
Other comprehensive income (loss)	(5,076)	142	(4,934)	(47,921)	2,873	(45,048)
Ending balance	$20,324	$(9,492)	$10,832	$20,324	$(9,492)	$10,832

The following table presents reclassifications out of accumulated other comprehensive income for the quarter and nine-month period ended September 30, 2013:

	Amount reclassified out of accumulated other comprehensive income

		Nine-Month Period	Affected Line Item in
	Quarter Ended	Ended	Consolidated Statement
	September 30, 2013	September 30, 2013	of Operations
	(In thousands)	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,651	$4,403	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	37	126	Income tax expense
	$1,688	$4,529

At September 30, 2013 and December 31, 2012, OIB had $379 thousand and $504 thousand, respectively, in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a new Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods.

NOTE 15 – GUARANTEES

At September 30, 2013 the unamortized balance of the obligations undertaken in issuing the guarantees under  standby letters of credit represented a liability of $24.0 million (December 31, 2012 - $69.8 million).

As part of the BBVAPR Acquisition, on December 18, 2012, the Company assumed a liability for residential mortgage loans sold by BBVAPR subject to credit recourse, principally loans associated with FNMA residential mortgage loan sales and securitization programs. At September 30, 2013, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $173.3 million. In the event of any customer default, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine months ended September 30, 2013, the Company repurchased approximately $3.3 million and $6.5 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At September

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

30, 2013 the Company’s liability established to cover the estimated credit loss exposure related to loans sold with credit recourse amounted to $2.5 million (December 31, 2012 – $2.5 million).

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (categorized in the line item “adjustments (expense) to indemnity reserves on loans sold” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period.

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under the such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases under the Company’s  representation and warranty arrangements approximated $3.7 million and $7.9 million, in unpaid principal balance during the quarter and nine month period ended September 30, 2013, respectively, (September 30, 2012 - $4.4 million and $8.0 million, respectively). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the nine-month period ended September 30, 2013, the Company recognized $477 thousand in losses from the repurchase of residential mortgage loans sold, subject and not subject, to credit recourse.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2013, the Company serviced $1.9 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2013, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $515 thousand (December 31, 2012 - $107 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 —  COMMITMENTS AND CONTINGENCIES

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

The Company’s exposure to credit losses in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, including commitments under credit card arrangements, and commercial letters of credit is represented by the contractual notional amounts of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Summarized credit-related financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$436,172	$591,679
Commercial letters of credit	1,658	2,918

Commitments from loans acquired as part of the BBVAPR Acquisition amounted to $349.3 million and $461.6 million at September 30, 2013 and December 31, 2012, respectively. Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon the extension of credit, is based on management’s credit evaluation of the counterparty.

At September 30, 2013 and December 31, 2012, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $900 thousand at September 30, 2013 and $362 thousand at December 31, 2012.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2013 and December 31, 2012, is as follows:

	September 30,	December 31,
	2013	2012
	(In thousands)
Standby letters of credit and financial guarantees	$24,002	$69,789
Loans sold with recourse	173,327	172,492
Commitments to sell or securitize mortgage loans	55,872	83,663

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended September 30, 2013 and 2012 amounted to $2.5 million and $1.6 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. For the nine-month periods ended September 30, 2013 and 2012, rent expense amounted to $7.7 million and $4.9 million, respectively. Future rental commitments under leases in effect at September 30, 2013, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending September 30,	Minimum Rent
(In thousands)
2013	$2,173
2014	8,402
2015	8,116
2016	7,492
2017	7,965
Thereafter	24,755
$58,903

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingencies

The Company and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, the Company and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of the Company, including the Bank (and its subsidiary OIB), Oriental Financial Services,  and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

The Company seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of the Company and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the unaudited consolidated statements of financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods. The Company has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Company has determined that the estimate of the reasonably possible loss is not significant.

NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	September 30, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,657,742	$19,506	$1,677,248
Securities purchased under agreements to resell	-	85,000	-	85,000
Money market investments	11,651	-	-	11,651
Derivative assets	-	3,404	17,941	21,345
Servicing assets	-	-	13,651	13,651
Derivative liabilities	-	(16,741)	(17,199)	(33,940)
	$11,651	$1,729,405	$33,899	$1,774,955
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$36,048	$36,048
Foreclosed real estate	-	-	48,407	48,407
	$-	$-	$84,455	$84,455

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,174,274	$20,012	$2,194,286
Securities purchased under agreements to resell	-	80,000	-	80,000
Money market investments	13,205	-	-	13,205
Derivative assets	-	8,656	13,233	21,889
Servicing assets	-	-	10,795	10,795
Derivative liabilities	-	(26,260)	(12,707)	(38,967)
	$13,205	$2,236,670	$31,333	$2,281,208
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,199	$46,199
Foreclosed real estate	-	-	75,447	75,447
	$-	$-	$121,646	$121,646

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and the nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended September 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,058	$16,020	$12,994	$(15,315)	$33,757
Gains (losses) included in earnings	-	1,921	-	(1,994)	(73)
Changes in fair value of investment securities available for sale included in other comprehensive income	(552)	-	-	-	(552)
New instruments acquired	-	-	704	-	704
Principal repayments	-	-	(309)	-	(309)
Amortization	-	-	-	110	110
Changes in fair value of servicing assets	-	-	262	-	262
Balance at end of period	$19,506	$17,941	$13,651	$(17,199)	$33,899

	Quarter Ended September 30, 2012
	Investment securities
	available-for-sale
			Derivative		Derivative
			asset		liability
		Other	(S&P		(S&P
		debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CLOs	securities	Options)	assets	Options)	Total

Balance at beginning of period	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527
Gains (losses) included in earnings	-	-	1,721	-	(1,707)	14
Changes in fair value of investment securities available for sale included in other comprehensive income	1,705	1	-	-	-	1,706
New instruments acquired	-	-	-	487	-	487
Principal repayments	-	-	-	(307)	-	(307)
Amortization	17	-	-	-	50	67
Changes in fair value of servicing assets	-	-	-	(314)	-	(314)
Balance at end of period	$29,002	$10,017	$13,088	$10,642	$(12,569)	$50,180

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	4,708	-	(4,807)	(99)
Changes in fair value of investment securities available for sale included in other comprehensive income	(506)	-	-	-	(506)
New instruments acquired	-	-	2,659	-	2,659
Principal repayments	-	-	(855)	-	(855)
Amortization	-	-	-	315	315
Changes in fair value of servicing assets	-	-	1,052	-	1,052
Balance at end of period	$19,506	$17,941	$13,651	$(17,199)	$33,899

	Nine-Month Period Ended September 30, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	-	-	3,771	-	(3,742)	29
Changes in fair value of investment securities available for sale included in other comprehensive income	-	2,193	(6)	-	-	-	2,187
New instruments acquired	-	-	-	-	1,407	-	1,407
Principal repayments	-	-	-	-	(783)	-	(783)
Amortization	-	51	(1)	-	-	535	585
Sales of instruments	(10,530)	-	-	-	-	-	(10,530)
Changes in fair value of servicing assets	-	-	-	-	(436)	-	(436)
Balance at end of period	$-	$29,002	$10,017	$13,088	$10,642	$(12,569)	$50,180

During the quarters and the nine-month periods ended September 30, 2013 and 2012, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.  There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at September 30, 2013:

	September 30, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Other debt securities	$19,506	Market comparable bonds	Indicative pricing	91.75% - 95.43%
			Option adjusted spread	992.1% - 1188.0%
			Yield to maturity	10.201% - 11.970%
			Spread to maturity	994.0% - 1182.0%
Derivative assets (S&P Purchased Options)	$17,941	Option pricing model	Implied option volatility	22.193% - 41.037%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	91.160% - 133.97%
Servicing assets	$13,651	Cash flow valuation	Constant prepayment rate	5.78% - 11.46%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(17,199)	Option pricing model	Implied option volatility	22.193% - 41.03%
			Counterparty credit risk (based on 5-year CDS spread)	91.160% - 133.97%
Collateral dependant impaired loans	$36,048	Fair value of property or collateral	Appraised value less disposable costs	18.30% - 30.00%

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

Derivative asset (S&P Purchased Options) – The significant unobservable inputs used in the fair value measurement of the Company’s derivative assets related to S&P purchased options are implied option volatility and counterparty credit risk. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

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

The table below presents a detail of investment securities available-for-sale classified as Level 3 at September 30, 2013:

	September 30, 2013
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$20,000	$(494)	$19,506	3.50%	N/A

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at September 30, 2013 and December 31, 2012 is as follows:

	September 30,		December 31,
	2013		2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$657,520	$657,520	$868,695	$868,695
Level 2
Financial Assets:
Securities purchased under agreements to resell	85,000	85,000	80,000	80,000
Trading securities	2,124	2,124	495	495
Investment securities available-for-sale	1,657,742	1,657,742	2,174,274	2,174,274
Federal Home Loan Bank (FHLB) stock	24,470	24,470	38,411	38,411
Derivative assets	3,404	3,404	8,656	8,656
Financial Liabilities:
Derivative liabilities	16,741	16,741	26,260	26,260
Short term borrowings	-	-	92,210	92,210
Level 3
Financial Assets:
Investment securities available-for-sale	19,506	19,506	20,012	20,012
Total loans (including loans held-for-sale)
Non-covered loans, net	4,856,251	4,767,259	4,766,179	4,762,330
Covered loans, net	429,660	361,564	489,885	395,307
Derivative assets	17,941	17,941	13,233	13,233
FDIC shared-loss indemnification asset	162,333	207,908	204,646	286,799
Accrued interest receivable	19,456	19,456	14,654	14,654
Servicing assets	13,651	13,651	10,795	10,795
Financial Liabilities:
Deposits	5,632,569	5,610,437	5,797,097	5,690,567
Securities sold under agreements to repurchase	1,323,257	1,267,423	1,741,272	1,695,247
Advances from FHLB	335,721	336,578	538,355	536,542
Federal funds purchased	13,302	13,302	9,901	9,901
Term notes	2,709	2,734	7,912	6,726
Subordinated capital notes	97,929	99,486	146,415	146,038
Accrued expenses and other liabilities	121,319	121,319	102,169	102,169

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2013 and December 31, 2012:

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

Financial Services is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and CPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as pension plan administration services.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters and the nine-month periods ended September 30, 2013 and 2012:

	Quarter Ended September 30, 2013
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,852	$95	$11,695	$120,642	$-	$120,642
Interest expense	(10,994)	-	(11,016)	(22,010)	-	(22,010)
Net interest income	97,858	95	679	98,632	-	98,632
Provision for non-covered loan and lease losses	(9,900)	-	-	(9,900)	-	(9,900)
Provision for covered loan and lease losses	(3,074)	-	-	(3,074)	-	(3,074)
Non-interest income (loss)	(3,462)	7,114	169	3,821	-	3,821
Non-interest expenses	(52,654)	(6,168)	(4,451)	(63,273)	-	(63,273)
Intersegment revenue	562	-	-	562	(562)	-
Intersegment expenses	-	(461)	(101)	(562)	562	-
Income before income taxes	$29,330	$580	$(3,704)	$26,206	$-	$26,206
Total assets	$7,581,357	$40,994	$2,172,315	$9,794,666	$(1,414,441)	$8,380,225

	Quarter Ended September 30, 2012
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$40,247	$-	$25,439	$65,686	$-	$65,686
Interest expense	(4,787)	-	(20,155)	(24,942)	-	(24,942)
Net interest income	35,460	-	5,284	40,744	-	40,744
Provision for non-covered loan and lease losses	(3,600)	-	-	(3,600)	-	(3,600)
Provision for covered loan and lease losses, net	(221)	-	-	(221)	-	(221)
Non-interest income(loss)	(2,401)	6,072	10,710	14,381	-	14,381
Non-interest expenses	(24,250)	(2,540)	(4,859)	(31,649)	-	(31,649)
Intersegment revenue	343	-	-	343	(343)	-
Intersegment expenses	-	(265)	(78)	(343)	343	-
Income before income taxes	$5,331	$3,267	$11,057	$19,655	$-	$19,655
Total assets	$3,157,599	$16,370	$3,590,836	$6,764,805	$(713,148)	$6,051,657

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2013
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$323,935	$277	$35,865	$360,077	$-	$360,077
Interest expense	(31,489)	-	(31,084)	(62,573)	-	(62,573)
Net interest income	292,446	277	4,781	297,504	-	297,504
Provision for non-covered loan and lease losses	(55,343)	-	-	(55,343)	-	(55,343)
Provision for covered loan and lease losses, net	(4,957)	-	-	(4,957)	-	(4,957)
Non-interest income (loss)	(5,286)	22,915	4,199	21,828	-	21,828
Non-interest expenses	(168,487)	(18,945)	(11,471)	(198,903)	-	(198,903)
Intersegment revenue	1,524	-	-	1,524	(1,524)	-
Intersegment expenses	-	(1,247)	(277)	(1,524)	1,524	-
Income before income taxes	$59,897	$3,000	$(2,768)	$60,129	$-	$60,129

	Nine-Month Period Ended September 30, 2012
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$117,475	$-	$78,918	$196,393	$-	$196,393
Interest expense	(15,856)	-	(66,626)	(82,482)	-	(82,482)
Net interest income	101,619	-	12,292	113,911	-	113,911
Provision for non-covered loan and lease losses	(10,400)	-	-	(10,400)	-	(10,400)
Provision for covered loan and lease losses, net	(8,845)	-	-	(8,845)	-	(8,845)
Non-interest income	(2,726)	17,803	29,272	44,349	-	44,349
Non-interest expenses	(71,845)	(13,050)	(5,861)	(90,756)	-	(90,756)
Intersegment revenue	1,187	-	-	1,187	(1,187)	-
Intersegment expenses	-	(870)	(317)	(1,187)	1,187	-
Income before income taxes	$8,990	$3,883	$35,386	$48,259	$-	$48,259

NOTE 19 – SUBSEQUENT EVENTS

On October 10, 2013 Oriental Bank, the Company’s banking subsidiary, successfully completed the conversion of BBVAPR’s operations and technology platform to the Company’s platform. The Company acquired BBVA’s PR operations in December 2012.

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our 2012 Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service.  The Company has 55 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

The BBVAPR Acquisition, the deleveraging of the Company’s investment securities portfolio, and the continued organic growth of its banking operations have transformed the profitability of the Company in line with its strategic direction.  The Company has begun to realize the anticipated benefits of the BBVAPR Acquisition as reflected by its significantly larger and higher yielding loan assets, a significantly larger deposit base and balances, and a sharply reduced size of its investment securities portfolio.  It expects to continue to benefit from a more diverse business portfolio as well as increased scale and leadership in its market despite challenging economic conditions in Puerto Rico. In the third quarter of 2013, the Company completed the conversion of all former BBVAPR businesses to its technology platform in line with its original integration plan. The Company expects that this will enable it to roll out new technology enhanced products and services to its current and target customer base.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit and Compliance Committee of our Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2012 Form 10-K other than the one described below.

During the quarter ended September 30, 2013, management changed the methodology of the general reserve calculation in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments.  Principal changes are concentrated in the commercial, consumer and auto and leasing portfolios, as follows:

The commercial portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's past 12-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors will be the GVA factor to be used for the determination of the allowance for loan and lease losses on each category.

The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors will be calculated for each sub-class of loans by delinquency bucket.

The allowance factor on auto and leasing portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the portfolio will be segmented by FICO score.

The methodology explained before will apply to originated and other loans and to acquired loans accounted for under ASC 310-20.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2013	2012	%	2013	2012	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$120,642	$65,686	83.7%	$360,077	$196,393	83.3%
Interest expense	22,010	24,942	-11.8%	62,573	82,482	-24.1%
Net interest income	98,632	40,744	142.1%	297,504	113,911	161.2%
Provision for non-covered loan and lease losses	9,900	3,600	175.0%	55,343	10,400	432.1%
Provision for covered loan and lease losses, net	3,074	221	1291.0%	4,957	8,845	-44.0%
Total provision for loan and lease losses, net	12,974	3,821	239.5%	60,300	19,245	213.3%
Net interest income after provision for loan and lease losses	85,658	36,923	132.0%	237,204	94,666	150.6%
Non-interest income	3,821	14,381	-73.4%	21,828	44,349	-50.8%
Non-interest expenses	63,273	31,649	99.9%	198,903	90,756	119.2%
Income before taxes	26,206	19,655	33.3%	60,129	48,259	24.6%
Income tax expense (benefit)	6,585	1,894	247.7%	(18,223)	4,888	-472.8%
Net income	19,621	17,761	10.5%	78,352	43,371	80.7%
Less: dividends on preferred stock	(3,465)	(3,039)	153.0%	(10,396)	(5,440)	-188.7%
Income available to common shareholders	$16,156	$14,722	9.7%	$67,956	$37,931	79.2%
PER SHARE DATA:
Basic	$0.35	$0.36	-2.7%	$1.49	$0.93	60.0%
Diluted	$0.34	$0.35	-2.2%	$1.38	$0.92	50.8%
Average common shares outstanding	45,927	40,738	12.7%	45,717	40,827	12.0%
Average common shares outstanding and equivalents	53,322	47,978	11.1%	53,053	43,316	22.5%
Cash dividends declared per common share	$0.06	$0.06	0.0%	$0.18	$0.18	0.0%
Cash dividends declared on common shares	$2,740	$2,445	12.0%	$8,219	$7,331	12.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.94%	1.11%	-15.4%	1.22%	0.89%	36.7%
Return on average common equity (ROE)	9.20%	9.35%	-1.6%	12.96%	8.06%	60.9%
Equity-to-assets ratio	10.50%	12.75%	-17.7%	10.50%	12.75%	-17.7%
Efficiency ratio	52.39%	60.87%	-13.9%	54.24%	61.27%	-11.5%
Interest rate spread	5.30%	2.75%	92.7%	5.24%	2.54%	106.3%
Interest rate margin	5.31%	2.82%	88.3%	5.24%	2.60%	101.5%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2013	2012	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$1,703,907	$2,233,265	-23.7%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,767,259	4,762,331	0.1%
Loans and leases covered under shared-loss agreements with the FDIC, net	361,564	395,307	-8.5%
Total investments and loans	$6,832,730	$7,390,903	-7.6%
Deposits and borrowings
Deposits	$5,611,133	$5,689,563	-1.4%
Securities sold under agreements to repurchase	1,267,423	1,695,247	-25.2%
Other borrowings	452,001	792,423	-43.0%
Total deposits and borrowings	$7,330,557	$8,177,233	-10.4%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,691	52,671	0.0%
Additional paid-in capital	538,231	537,453	0.1%
Legal surplus	59,867	52,143	14.8%
Retained earnings	122,747	70,734	73.5%
Treasury stock, at cost	(80,642)	(81,275)	0.8%
Accumulated other comprehensive income	10,832	55,880	-80.6%
Total stockholders' equity	$879,726	$863,606	1.9%
Per share data
Tangible book value per common share	$15.63	$15.31	2.1%
Market price at end of period	$16.19	$13.35	21.3%
Capital ratios
Leverage capital	8.74%	6.42%	36.1%
Tier 1 risk-based capital	14.24%	12.94%	10.0%
Total risk-based capital	16.03%	15.15%	5.8%
Tier 1 common equity to risk-weighted assets	10.24%	9.11%	12.5%
Financial assets managed
Trust assets managed	$2,671,432	$2,514,401	6.2%
Broker-dealer assets gathered	$2,509,656	$2,722,196	-7.8%

FINANCIAL  HIGHLIGHTS

Income available to common shareholders for the quarter and nine-month period ended September 30, 2013, increased to $16.2 million and $68.0 million, or $0.34 and $1.39 per diluted share, respectively, when compared to the same periods in 2012. The income available to common shareholders shows a significant improvement over the $14.7 million and $37.9 million for the quarter and nine-month period ended September 30, 2012, respectively.

Interest income from loans for the quarter and nine-month period ended September 30, 2013, increased 170.5% and 175.8% when compared with the same periods in 2012, while net interest margin expanded to 5.31% from 2.82% in the third quarter of 2012, and to 5.24% for the nine-month period ended September 30, 2013, from 2.60% for the same period in 2012.

During the quarter ended September 30, 2013, the Company’s return on assets was 0.94% and its return on equity was 9.20% . The Company improved its efficiency ratio, which decreased to 52.39% from 60.87% when compared with the same quarter in 2012.  For the nine-month period ended September 30, 2013, the Company’s return on assets was  1.22% and its return on equity was 12.96%  both of which represent improvements from the same period in 2012. The efficiency ratio decreased to 54.24% from 61.27% when compared with the same period in 2012.

Operating revenues for the quarter ended September 30, 2013 increased 85.9%, or $47.3 million, to $102.5 million when compared to the same period in 2012.  Operating revenues for the nine-month period ended September 30, 2013 increased 101.8%, or $161.1 million, to $319.3 million when compared to the same period in 2012.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
OPERATING REVENUE
Net interest income	$98,632	$40,744	$297,504	$113,911
Non-interest income, net	3,821	14,381	21,828	44,349
Total operating revenue	$102,453	$55,125	$319,332	$158,260

Interest Income

Total interest income for the quarter and nine-month period ended September 30, 2013 increased 83.7% to $120.6 million and 83.3% to $360.1 million, respectively, as compared to the same periods in 2012. This was a result of an increase in interest income from loans of $68.6 million, or 170.5%, and $206.5 million, or 175.8%, when compared to the quarter and nine-month period ended September 30, 2012, respectively. This increase was partially offset by a decrease in interest income from investments of $13.7 million, or 53.7%, and $42.8 million, or 54.2%, compared to the quarter and nine-month period ended September 30, 2012, respectively.  This result was related to the BBVAPR Acquisition in which the non-covered loans portfolio increased by approximately $3.6 billion when compared to same period in 2012.  In addition, the yield on covered loans increased from 20.37% and 18.50% for the quarter and nine-month period ended September 30, 2012, respectively, to 23.62% and 23.28% for the quarter and nine-month period ended September 30, 2013. This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The covered portfolio is beginning to have cost recoveries on pools with lower carrying amounts, and these have the effect of increasing net interest income. Such cost recoveries for the quarter and nine-month period ended September 30, 2013 amounted $3.3 million and $10.4 million, respectively from certain the leasing and the construction loan pools. The accretable yield amounted to $168.5 million at September 30, 2013 compared to $188.0 million at December 31, 2012.

Interest income from investments reflects a 53.7% and 54.2% decrease for the quarter and nine-month period ended September 30, 2013, as compared to the same periods in 2012, primarily related to the lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Interest Expense

Total interest expense for the quarter and nine-month period ended September 30, 2013 decreased 11.8% to $22.0 million and 24.1% to $62.6 million, respectively, as compared to the same periods in 2012. This reflects the lower cost of both securities sold under agreements to repurchase (2.27% vs. 2.03%; 2.08% vs. 2.17%) and deposits (0.80% vs. 1.21%; 0.73% vs. 1.33%) for the quarter and nine-month period ended September 30, 2013, respectively, as compared to the same periods in 2012. Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and further reductions in its cost of funds, in addition to the reduction in the repurchase agreements as a result of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Net Interest Income

Net interest income for the quarter and nine-month period ended September 30, 2013 was $98.6 million and $297.5 million, respectively, an increase of 142.1% and 161.2%, respectively, when compared with the same periods in 2012. The increase was mostly due to the net effect of an increase of 385.4% and 384.1% for the quarter and nine-month period ended September 30, 2013, respectively, in interest income from non-covered loans as a result of higher loan balances following the BBVAPR Acquisition. It is also due to a decrease of 11.8% and 24.1% in interest expense for the same respective periods due to lower cost of funds, partially offset by a decrease of 53.7% and 54.2% for the same respective periods on interest income from investments, related to lower balances from the aforementioned deleverage transactions and a lower yield in the investment securities portfolio.

Net interest margin of 5.31% and 5.24% for the quarter and nine-month period ended September 30, 2013, respectively, increased 249 basis points and 264 basis points when compared to the quarter and nine-month period ended September 30, 2012.

Provision for Loan and Lease Losses

Provision for non-covered loans losses for the quarter and nine-month period ended September 30, 2013 increased $6.3 million and $44.9 million, respectively, when compared to the same periods in 2012. The increase during the nine month period is mostly due to the net impact of $21.0 million in additional provision for loan and lease losses due to reclassification to held-for-sale of non-performing residential mortgage loans with a book value of $59.2 million which most were sold during the quarter ended September 30, 2013 and the increase in loan average balances in 2013.  Provision for covered loans losses for the quarter and nine-month period ended September 30, 2013 increased $2.9 million and decreased  $3.9 million, respectively,  when compared to the same periods in 2012. During the third quarter of 2013, an agricultural loan pool and loans secured by 1-4 single family residential properties registered impairment due to delayed estimated timing of the cash flows on these pools from delayed foreclosure efforts and particular customers declaring bankruptcy.

Non-Interest Income

During the quarter and nine-month period ended September 30, 2013, core banking and financial services revenues increased 96.7% to $22.1 million and 102.3% to $69.2 million, respectively, as compared to the same periods in 2012, primarily reflecting a $9.6 million and $29.1 million increase in banking services revenue to $12.6 million and $38.4 million for the quarter and nine-month period ended September 30, 2013, respectively, attributed to an increase of 153.3% in deposits from September 30, 2012, which is principally attributed to the BBVAPR Acquisition.

The FDIC shared-loss expense of $48.8 million for the nine-month period ended September 30, 2013, respectively, compared to $18.5 million for the same period in 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. During the quarter and nine-month period ended September 30, 2013, the net amortization included $3.3 million and $10.5 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools.

There was no gain or loss on the sale of securities in the quarter and nine-month period ended September 30, 2013, as compared to gains of $36.4 million and $55.7 million in the same periods in 2012.

Non-Interest Expense

Non-interest expense increased to $63.3 million and $198.9 million for the quarter and nine-month period ended September 30, 2013, respectively, compared to $31.6 million and $90.8 million in the same periods of the previous year, due to the Company’s expanded operations as a result of the BBVAPR Acquisition, including merger and restructuring costs of $2.3 million and $13.1 million for such periods in 2013, respectively. BBVA integration process is substantially completed. Also, the nine-month period ended September 30, 2013 reflects a $4.1 million impact of the new 1.0% tax on gross revenues, recently enacted in the amendments to the Puerto Rico tax Code.

The efficiency ratio for the quarter and nine-month period ended September 30, 2013 was 52.39% and 54.24%, respectively, compared to 60.87% and 61.27% for the same periods in  2012.

Income Tax Expense

Income tax expense was $6.6 million for the quarter ended September 30, 2013, compared to $1.9 million for the same periods in 2012. Income tax benefit of $18.2 million for the nine-month period ended September 30, 2013 compared to an income tax expense of $4.9 million for the same period in 2012. The income tax benefit of $18.2 million for the nine-month period ended September 30, 2013, was due to the recent amendments to the Puerto Rico tax code that resulted in a $38.6 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30% partially offset by the Company’s resulting higher effective rate of 36%.  The same increase in enacted tax rate from 30% to 39% resulted in the increased quarterly income tax expense for this quarter as compared to the same quarter of 2012.

Income Available to Common Shareholders

For the quarter and nine-month period ended September 30, 2013, the Company’s income available to common shareholders amounted to $16.2 million and $68.0 million, respectively, compared to $14.7 million and $37.9 million for the same periods in 2012.  Earnings per basic common share and fully diluted common share were $0.35 and $0.34 for the third quarter of 2013, respectively, compared to earnings per basic and fully diluted common share of $0.36 and $0.35 for the third quarter of  2012.  Income per basic common share and fully diluted common share were $1.49 and $1.39, respectively, for the nine-month period ended September 30, 2013, compared to income per basic and fully diluted common share of $0.93 and $0.92 for the same period in 2012.

Interest Earning Assets

The loan portfolio declined to $5.129 billion at September 30, 2013 compared to $5.158 billion at December 31, 2012 primarily due to the early pay down of some commercial loans and the sale during the quarter ended September 30, 2013 of non-performing residential mortgage loans with a book value of $59.2 million. The investment portfolio of $1.704 billion at September 30, 2013 decreased 23.7% compared to $2.233 billion at December 31, 2012. The decrease in the investments portfolio is mainly due to redemptions and maturities of investment securities available for sale.

Interest Bearing Liabilities

Total deposits decreased slightly to $5.610 billion at September 30, 2013, compared to $5.690 billion at December 31, 2012. Core deposits, including time deposits, increased 1.1% compared to December 31, 2012, while brokered deposits decreased 14.4%.  Securities sold under agreements to repurchase decreased 25.2%, or $427.8 million, as the Company used available cash to pay off $428 million of repurchase agreements at maturity. During the nine-month period ended September 30, 2013, the Company settled, prior to maturity, a former BBVAPR subordinated note of $50 million.

Stockholders’ Equity

Stockholders’ equity at September 30, 2013 was $879.7 million compared to $863.6 million at December 31, 2012, an increase of 1.9%. This increase reflects the net income for the nine-month period ended September 30, 2013, partially offset by the change in other comprehensive income.

Book value per share was $15.63 at September 30, 2013 compared to $15.31 at December 31, 2012.

The Company maintains capital ratios in excess of regulatory requirements. At September 30, 2013, Tier 1 Leverage Capital Ratio was 8.74%, Tier 1 Risk-Based Capital Ratio was 14.24%, and Total Risk-Based Capital Ratio was 16.03%.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter and nine-month period ended September 30, 2013 was 9.20% and 12.96%, respectively, up from 9.35% and 8.06% for the quarter and nine-month period ended September 30, 2012, respectively.  Return on average assets (“ROA”) for the quarter and nine-month period ended September 30, 2013 was 0.94% and 1.22%, respectively, from 1.11% and 0.89% for the same periods in 2012. The decrease in ROE and ROA for the quarter ended September 30, 2013 is mostly due to the increase in average assets of approximately $2.0 billion or 30.6% and average common equity of approximately $72.6 million or 11.5% from September 30, 2012, partially offset by an increase of $1.9 million or 10.5% in net income, resulting from the BBVAPR Acquisition . The increases in ROE and ROA  is mostly due to a 10.5% and 80.7% increase in net income from $17.8 million and $43.4 million in the quarter and nine-month period ended September 30, 2012, respectively, to $19.6 million and $78.3 million in the quarter and nine-month period ended September 30, 2013, respectively.

Assets under Management

 At September 30, 2013, total assets managed by the Company’s trust division and CPC increased 1.25% to $2.671 billion, compared to $2.514 billion at December 31, 2012. At September 30, 2013, total assets managed by the securities-broker-dealer subsidiary from its customer investment accounts decreased 7.8% to $2.510 billion, compared to $2.722 billion at December 31, 2012. Changes in trust and broker-dealer related assets primarily reflect differences in market values.

Lending

Total loan production of $1.151 billion for the nine-month period ended September 30, 2013 increased 267.5% year over year, including $549.5.0 million in the quarter ended September 30, 2013. Total commercial loan production of $543.6 million for the nine-month period ended September 30, 2013, increased 303.3% from the same period in 2012, including $365.3 million in the quarter ended September 30, 2013. These increases are directly related to the BBVAPR Acquisition as the Company continues building a strong institutional pipeline.

Mortgage loan production of $60.7 million and $239.1 million for the quarter and nine-month period ended September 30, 2013, respectively, increased 29.1% and 69.7% from the same periods in 2012. The Company sells most of its conforming mortgage loans in the secondary market and retains the servicing rights. The increase in mortgage loan production is the result of the integration the mortgage operations of BBVAPR and Oriental Bank.

Consumer loans production for the quarter and nine-month period ended September 30, 2013 totaled $28.6 million and $77.8 million, up 200.0% and 247.8% when compared with the same periods in 2012. The increase in consumer lending is the result of the benefits of a larger branch network and origination platform following the BBVAPR Acquisition.

Auto and leasing production for the quarter and nine-month period ended September 30, 2013 totaled $95.0 million and $290.7 million, respectively, up from $6.3 million and $15.2 million in the quarter and nine-month period ended September 30, 2012, respectively. The increase is mainly attributed to the significant auto loan business newly acquired by the Company in the BBVAPR Acquisition.

While the loan portfolio remains far greater than it was a year ago and loan production for the quarter and nine-month period ended September 30, 2013 has increased considerably from the same periods in 2012, total loan portfolio have declined slightly by $28.8 million from $5.158 billion at December 31, 2012 to $5.129 billion at September 30, 2013, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered portfolios, a scheduled pay down of a Puerto Rico government obligation of about $125 million, and the sale of residential non-performing loans to held-for-sale.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased $3.2 million to $5.1 million, and $32.7 million to $41.0 million during the quarter and nine-month period ended September 30, 2013, respectively, representing 0.98% and 2.66% of average non-covered loans outstanding, versus 0.64% and 0.94% in the same periods in 2012. The credit losses for the nine-month period ended September 30, 2013 include a $27 million charge-off from nonperforming mortgage loans transferred into the loan held-for-sale category which most were later sold during the quarter ended September 30, 2013. The allowance for loan and lease losses on non-covered loans excluding loans accounted for under ASC 310-30, increased to $49.6 million. The allowances for loan and leases excluding acquired loans increased to $47.6 million (2.03% of total non-covered loans, excluding acquired loans) at September 30, 2013, compared to $39.9 million (3.24% of total non-covered loans) at December 31, 2012. The increase reflects higher loan balances, particularly in the auto and consumer portfolios, partially offset by the reduction in residential non-performing loans from the aforementioned sale of these assets during this quarter.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, decreased to $79.6 million at September 30, 2013 compared to $145.1 million at December 31, 2012 primarily due to the reclassification of certain non-performing residential mortgage loans with a net book value of $59.2 million, to the loan held-for-sale category which were later sold during the quarter ended September 30,2013.

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

During the quarter and nine-month period ended September 30, 2013, the Company’s pre-tax pre-provision operating income was approximately $59.7 million and $180.9 million, respectively, an increase of 193.6% and 215.3 % from $20.3 million and $57.4 million in the same periods of last year. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$98,632	$40,744	$297,504	$113,911
Core non-interest income:
Financial service revenue	7,394	6,043	23,084	17,833
Banking service revenue	12,642	3,006	38,358	9,231
Mortgage banking activities	2,098	2,204	7,776	7,142
Total core non-interest income	22,134	11,253	69,218	34,206
Non-interest expenses	(63,273)	(31,649)	(198,903)	(90,756)
Less merger and restructuring charges	2,252	-	13,060	-
	(61,021)	(31,649)	(185,843)	(90,756)
Total pre-tax pre-provision operating income	$59,745	$20,348	$180,879	$57,361

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

At September 30, 2013, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 7.34% and 12.26%, respectively, from 6.74% and 11.75% at December 31, 2012.  Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at September 30, 2013 increased to 17.53% and 10.24%, respectively, from 16.45% and 9.18% at December 31, 2012

Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Company’s capital position.  Furthermore, management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither Tier 1 common equity nor tangible common equity or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2013 and 2012:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2013 AND 2012

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$120,642	$65,686	6.49%	4.54%	$7,436,171	$5,787,501
Tax equivalent adjustment	5,049	5,671	0.27%	0.39%	-	-
Interest-earning assets - tax equivalent	125,691	71,357	6.76%	4.93%	7,436,171	5,787,501
Interest-bearing liabilities	22,010	24,942	1.19%	1.79%	7,388,763	5,568,464
Tax equivalent net interest income / spread	103,681	46,415	5.58%	3.14%	47,408	219,037
Tax equivalent interest rate margin			6.21%	5.79%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	11,520	25,028	2.62%	2.99%	1,761,476	3,346,420
Trading securities	28	3	4.24%	4.88%	2,642	246
Money market investments	241	408	0.18%	0.20%	538,839	831,310
Total investments	11,789	25,439	2.05%	2.44%	2,302,957	4,177,976
Loans not covered under shared-loss agreements with the FDIC:
Originated and Other loans held-for-investment
Mortgage	11,010	12,165	5.81%	6.22%	757,752	781,838
Commercial	9,505	4,313	4.08%	5.41%	932,853	318,716
Consumer	2,245	868	9.59%	8.46%	93,657	41,022
Auto and Leasing	7,170	617	10.55%	8.15%	271,727	30,266
Total originated non-covered loans	29,930	17,963	5.82%	6.13%	2,055,989	1,171,842
Acquired
Mortgage	11,062	-	5.76%	-	768,710	-
Commercial	27,071	-	10.93%	-	990,997	-
Consumer	4,710	-	12.00%	-	157,014	-
Auto	14,423	-	7.27%	-	793,801	-
Total acquired non-covered loans	57,266	-	8.45%	-	2,710,522	-
Total non-covered loans	87,196	17,963	7.32%	6.13%	4,766,511	1,171,842
Loans covered under shared-loss agreements with the FDIC	21,657	22,284	23.62%	20.37%	366,703	437,683
Total loans	108,853	40,247	8.48%	10.00%	5,133,214	1,609,525
Total interest earning assets	120,642	65,686	6.49%	4.54%	7,436,171	5,787,501

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	855,084	184,409
NOW accounts	2,778	1,964	0.80%	0.90%	1,383,072	877,608
Savings and money market accounts	2,313	548	0.98%	0.93%	941,892	236,746
Individual retirement accounts	1,161	1,582	1.33%	1.71%	350,207	369,833
Retail certificates of deposit	2,748	1,607	1.61%	1.93%	681,224	332,274
Total core deposits	9,000	5,701	0.85%	1.14%	4,211,479	2,000,870
Institutional certificates of deposit	2,622	319	1.63%	1.81%	643,064	70,537
Brokered deposits	1,679	766	0.84%	2.15%	799,723	142,366
	4,301	1,085	1.19%	2.04%	1,442,787	212,903
Deposits fair value premium amortization	(2,382)	(108)	-	-	-	-
Core deposit intangible amortization	415	36	-	-	-	-
Total deposits	11,334	6,714	0.80%	1.21%	5,654,266	2,213,773
Borrowings:
Securities sold under agreements to repurchase	7,211	15,344	2.27%	2.03%	1,268,544	3,029,037
Advances from FHLB and other borrowings	2,321	2,561	2.53%	3.54%	366,692	289,571
Subordinated capital notes	1,144	323	4.61%	3.58%	99,261	36,083
Total borrowings	10,676	18,228	2.46%	2.17%	1,734,497	3,354,691
Total interest bearing liabilities	22,010	24,942	1.19%	1.79%	7,388,763	5,568,464
Net interest income / spread	$98,632	$40,744	5.30%	2.75%
Interest rate margin			5.31%	2.82%
Excess of average interest-earning assets over average interest-bearing liabilities					$47,408	$219,037
Average interest-earning assets to average interest-bearing liabilities ratio					100.64%	103.93%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(11,417)	$(2,233)	$(13,650)
Loans	51,488	17,118	68,606
Total interest income	40,071	14,885	54,956
Interest Expense:
Deposits	10,434	(5,814)	4,620
Securities sold under agreements to repurchase	(8,918)	785	(8,133)
Other borrowings	1,242	(661)	581
Total interest expense	2,758	(5,690)	(2,932)
Net Interest Income	$37,313	$20,575	$57,888

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2013 AND 2012

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$360,077	$196,393	6.34%	4.48%	$7,570,317	$5,848,052
Tax equivalent adjustment	15,019	16,423	0.32%	1.40%	-	-
Interest-earning assets - tax equivalent	375,096	212,816	6.66%	5.88%	7,570,317	5,848,052
Interest-bearing liabilities	62,573	82,482	1.10%	1.94%	7,550,937	5,668,927
Tax equivalent net interest income / spread	312,523	130,334	5.56%	3.94%	19,380	179,125
Tax equivalent interest rate margin			5.56%	4.00%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	35,254	77,723	2.43%	2.94%	1,933,834	3,522,358
Trading securities	78	8	6.19%	3.24%	1,680	329
Money market investments	791	1,187	0.19%	0.23%	543,661	688,594
Total investments	36,123	78,918	1.94%	2.50%	2,479,175	4,211,281
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	32,947	36,645	5.74%	6.13%	765,735	797,135
Commercial	19,483	12,463	3.87%	5.35%	670,779	310,419
Consumer	5,239	2,465	9.39%	8.47%	74,357	38,826
Auto and leasing	15,091	1,735	10.72%	8.29%	187,703	27,920
Total originated non-covered loans	72,760	53,308	5.71%	6.05%	1,698,574	1,174,300
Acquired
Mortgage	33,370	-	5.70%	0.00%	779,942	-
Commercial	89,723	-	10.10%	0.00%	1,184,770	-
Consumer	15,472	-	12.08%	0.00%	170,726	-
Auto	46,745	-	7.08%	0.00%	879,770	-
Total acquired non-covered loans	185,310	-	8.19%	0.00%	3,015,208	-
Total non-covered loans	258,070	53,308	7.30%	6.05%	4,713,782	1,174,300
Loans covered under shared-loss agreements with the FDIC:	65,884	64,167	23.28%	18.50%	377,350	462,471
Total loans	323,954	117,475	8.48%	9.57%	5,091,132	1,636,771
Total interest earning assets	360,077	196,393	6.34%	4.48%	7,570,307	5,848,052

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	797,373	181,004
NOW accounts	8,487	6,781	0.80%	1.04%	1,408,648	872,207
Savings and money market accounts	7,134	1,683	1.06%	0.95%	898,619	235,596
Individual retirement accounts	3,696	4,925	1.36%	1.78%	362,032	369,012
Retail certificates of deposit	8,788	5,402	1.70%	2.18%	688,080	331,107
Total core deposits	28,105	18,791	0.90%	1.26%	4,154,752	1,988,926
Institutional deposits	7,981	1,424	1.69%	1.92%	627,818	99,101
Brokered deposits	5,458	2,657	0.87%	1.92%	837,916	184,977
Total wholesale deposits	13,439	4,081	1.22%	1.92%	1,465,734	284,078
Deposits fair value premium amortization	(12,032)	(387)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,244	107	0.00%	0.00%	-	-
Total deposits	30,756	22,592	0.73%	1.33%	5,620,486	2,273,004
Borrowings:
Securities sold under agreements to repurchase	21,569	49,414	2.08%	2.17%	1,382,670	3,042,961
Advances from FHLB and other borrowings	6,275	8,595	1.93%	3.99%	434,088	287,425
FDIC-guaranteed term notes	-	909	0.00%	4.11%	-	29,454
Subordinated capital notes	3,973	972	4.66%	3.59%	113,693	36,083
Total borrowings	31,817	59,890	2.20%	2.35%	1,930,451	3,395,923
Total interest bearing liabilities	62,573	82,482	1.10%	1.94%	7,550,937	5,668,927
Net interest income / spread	$297,504	$113,911	5.24%	2.54%
Interest rate margin			5.24%	2.60%
Excess of average interest-earning assets over average interest-bearing liabilities					$19,380	$179,125
Average interest-earning assets to average interest-bearing liabilities ratio					100.26%	103.16%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(32,459)	$(10,336)	$(42,795)
Loans	148,867	57,612	206,479
Total interest income	116,408	47,276	163,684
Interest Expense:
Deposits	33,272	(25,108)	8,164
Securities sold under agreements to repurchase	(26,962)	(884)	(27,846)
Other borrowings	5,782	(6,009)	(227)
Total interest expense	12,092	(32,001)	(19,909)
Net Interest Income	$104,316	$79,277	$183,593

Net Interest Income

Net interest income amounted to $98.6 million and $297.5 million for the quarter and the nine-month period ended September 30, 2013, respectively, a 142.1% and 161.2%  increase from $40.7 million and $113.9 million for the same periods in 2012. These changes reflect a decrease of  11.8% and 24.1%  in interest expense and an increase of 170.5% and 175.8% in interest income from loans, partially offset by a 53.7% and 54.2% decrease in interest income from investments when comparing the quarter and nine-month period ended September 30, 2013 and 2012, respectively.

Interest rate spread for the quarter ended September 30, 2013 increased 255 basis points to 5.30% from 2.75% in the same period of 2012. This increase is mainly due to the net effect of a 60 basis point decrease in the average cost of funds from 1.79% to 1.19%, and a 195 basis point increase in the average yield of interest-earning assets from 4.54% to 6.49%. For the nine-month period ended September 30, 2013, interest rate spread increased 270 basis point to 5.24% from 2.54% in the same period of 2012. This increase is mainly due to the net effect of a 84 basis point decrease in the average cost of funds from 1.94% to 1.10%, and a 186 basis point increase in the average yield of interest-earning assets from 4.48% to 6.34%.

The increase in interest income for the quarter was primarily the result of an increase of $40.1 million in interest-earning assets volume variance, and a $14.9 million increase in interest rate variance.  The nine-month period increase in interest income was primarily the result of an increase of $116.4 million in interest earning assets volume variance, and a $47.3 million increase in interest rate variance. Interest income from loans increased 170.5%  to $108.9 million and 175.8% to $323.9 million for the quarter and nine-month period ended September 30, 2013, respectively, mainly due to the loan portfolio acquired as part of the BBVAPR Acquisition. This was mitigated by the fact that interest income on investments decreased 53.7% to $11.8 million and 54.2% to $36.1 million in the quarter and nine-month period ended September 30, 2013, respectively, compared to the same periods in 2012, reflecting a lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Interest expense decreased 11.8% to $22.0 million and 24.1% to $62.6 million for the quarter and nine-month period ended September 30, 2013, respectively. The decrease for the quarter was primarily the result of an $5.7 million decrease in interest rate variance, partially offset by a $2.8 million increase in interest-bearing liabilities volume variance. The nine-month period decrease was primarily the result of a $32.0 million decrease in interest rate variance, partially offset by an $12.1 million increase in interest-bearing liabilities volume variance. The decrease in interest rate variance is due to a reduction in the cost of funds and the increase in the volume variance is due to the increase in the balance of deposits, which reflected a decrease in cost of funds of 60 basis points to 1.19% and 84 basis points to 1.10% for the quarter and nine-month period ended September 30, 2013, respectively, compared to the same periods in 2012.  The cost of deposits decreased 41 basis points to 0.80% and 60 basis points to 0.73% for the quarter and nine-month period ended September 30, 2013, respectively, compared to 1.21% and 1.33% for the same periods in 2012, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost brokered deposits during such period in 2013. The cost of borrowings increased by 29 basis points to 2.46% and  decreased 15 basis points to 2.20% in the quarter and nine-month period ended September 30, 2013, respectively, compared to 2.17% and 2.35% for the same periods in 2012.

For the quarter and nine-month period ended September 30, 2013, the average balance of total interest-earning assets was $7.435 billion and $7.570 billion, respectively, an increase of 28.5% and 29.4% compared to 2012. The increase in average balance of interest-earning assets was mainly attributable to an increase in average loans for the quarter and  nine-month period ended September 30, 2013 of 218.9% and  211.9% , respectively, resulting from the acquisition  of the BBVAPR loan portfolio, mitigated by a reduction of 44.9% and  41.1% in the average investments for the quarter and the nine-month period ended September 30, 2013 as a result of the aforementioned  sale of investments as part of the deleverage plan in connection with the BBVAPR Acquisition. For the quarter ended September 30, 2013, the average yield on interest-earning assets was 6.49% compared to 4.54% for the same quarter in 2012, and for the nine-month period ended September 30, 2013, was 6.34% compared to 4.48% for the same period in 2012. This was mainly due to the increase in average balance and higher average yields in the non-covered loan portfolio, which their average yield increased to 7.32% from 6.13% and to 7.30% from  6.05 % for quarter and nine-month period ended September 30, 2013, respectively, compared to the same periods in 2012.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2013	2012	Variance	2013	2012	Variance
	(Dollars in thousands)
Banking service revenue	12,642	3,006	320.6%	38,358	9,231	315.5%
Financial service revenue	$7,394	$6,042	22.4%	$23,084	$17,835	29.4%
Mortgage banking activities	2,098	2,204	-4.8%	7,776	7,142	8.9%
Total banking and financial service revenue	22,134	11,252	96.7%	69,218	34,208	102.3%
FDIC shared-loss expense, net	(15,965)	(8,096)	-97.2%	(48,801)	(18,505)	-163.7%
Net gain (loss) on:
Sale of securities available for sale	-	36,366	-100.0%	-	55,703	-100.0%
Derivatives	(574)	(1,811)	68.3%	(224)	(2,944)	92.4%
Early extinguishment of subordinated capital notes	-	(24,312)	100.0%	1,061	(24,312)	104.4%
Other	(1,774)	982	-280.7%	574	199	188.4%
	(18,313)	3,129	-685.3%	(47,390)	10,141	-567.3%
Total non-interest income, net	$3,821	$14,381	-73.4%	$21,828	$44,349	-50.8%

Non-Interest Income

Non-interest income is affected by the amount of securities, derivatives and trading transactions, the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.

As shown in Table 2 above, the Company recorded non-interest income in the amount of $3.8 million and $21.8 million for the quarter and nine-month period ended September 30, 2013, respectively, compared to $14.4 million and $44.3 million for the same periods in 2012, a decrease of $10.6 million and $22.5 million, respectively.

During the quarter and nine-month period ended September 30, 2013, the Company did not have any gain or loss on sale of securities as compared to the same periods in 2012, in which the Company had a gain of $36.4 million and $55.7 million, respectively. In the quarter ended September 30, 2013, the Company sold  $532.4 million of securities with an average yield of 3.86%.

Also, the increase in the FDIC shared-loss expense to $16.0 million and $48.8 million for the quarter and the nine-month period ended September 30, 2013, respectively, compared to $8.1 million and $18.5 million for the same periods in 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected  losses expected to be collected from the FDIC and the improved  accretable yield on the covered loans.  Forecasted losses show a decreasing trend during the nine-month period ended September 30, 2013 as compared to the projections in 2012.The reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared loss agreement. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter and nine-month period ended September 30, 2013, the net amortization included $3.3 million and $10.5 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continues to experience reduced expected losses.  The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three year period.

During the quarter ended September 30, 2013, the Company recognized a realized loss of $1.5 million, included as “Net gain (loss) on other”, from the sale of  performing and non-performing residential mortgage loans, consisting of  $62.0 million originated by Oriental Bank. The loss is the result of approximately $700 thousand withheld by the buyer related to advanced property tax escrows and the remaining loss resulting from the final pricing and amount of loans sold.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 320.6% to $12.6 million and 315.5% to $38.4 million in the quarter and nine-month period ended  September 30,

2013,  respectively, from $3.0 million and $9.2  million for the same periods in 2012. This increase for the quarter and nine-month period ended September 30, 2013, is attributable to an increase in transaction volume due to the larger deposit portfolio, as a result of the BBVAPR Acquisition.

Financial service revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 22.4% to $7.4 million and 29.4% to $23.1 million, for the quarter and nine-month period ended September 30, 2013, respectively, compared to $6.0 million and $17.8 million for the same periods in 2012. This increase is mainly due to increased brokerage, trust and insurance business and transactions as a result of the BBVAPR Acquisition.

Income generated from mortgage banking activities decreased 4.8% to $2.1 million and increased 8.9% to $7.8 million for the quarter and nine-month period ended September 30, 2013, respectively, compared to $2.2 million and $7.1 million for the same periods in 2012. Such increase is mainly a result of an increase in mortgage loan production for the nine-month period ended September 30, 2013 when compared to the same periods in 2012, as the Company sells the majority of its originated loans  into secondary markets. This increase in loan production is partially offset by the effect of the rise in interest rates during the quarter ended September 30, 2013 when compared to the same quarter in 2012, resulting in decreased profit margins from the sale of mortgage loans.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2013	2012	Variance %	2013	2012	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$22,590	$11,323	99.5%	$69,927	$32,873	112.7%
Professional and service fees	7,138	5,844	22.1%	23,970	16,488	45.4%
Occupancy and equipment	8,270	4,197	97.0%	25,552	12,698	101.2%
Merger and restructuring charges	2,252	-	100.0%	13,060	-	100.0%
Taxes, other than payroll and income taxes	4,024	1,091	268.8%	11,778	2,158	445.8%
Electronic banking charges	3,729	1,415	163.5%	11,551	4,581	152.2%
Insurance	1,828	1,594	14.7%	7,229	4,856	48.9%
Foreclosure, repossession and other real estate expenses	2,178	1,060	105.5%	5,839	2,745	112.7%
Loss on sale of foreclosed real estate and other repossessed assets	3,561	1,203	196.0%	7,134	2,485	187.1%
Loan servicing and clearing expenses	2,133	607	251.4%	5,493	2,530	117.1%
Advertising, business promotion, and strategic initiatives	1,471	1,594	-7.7%	4,550	4,006	13.6%
Printing, postage, stationery and supplies	824	299	175.6%	2,841	929	205.8%
Communication	782	391	100.0%	2,481	1,172	111.7%
Director and investor relations	230	158	45.6%	843	809	4.2%
Other operating expenses	2,263	873	159.2%	6,655	2,426	174.3%
Total non-interest expenses	$63,273	$31,649	99.9%	$198,903	$90,756	119.2%
Relevant ratios and data:
Efficiency ratio	52.39%	60.87%		54.24%	61.27%
Compensation and benefits to non-interest expense	35.70%	35.78%		35.16%	36.22%
Compensation to total assets owned	1.08%	0.75%		1.11%	0.72%
Average number of employees	1,562	755		1,569	750
Average compensation per employee	$57.85	$60.00		$59.42	$58.44
Assets owned per average employee	$5,365	$8,015		$5,341	$8,069

Non-Interest Expenses

Non-interest expense for the quarter ended September 30, 2013 reached $63.3 million, representing an increase of 99.9% compared to $31.6 million for the quarter ended September 30, 2012. For the nine-month period ended September 30, 2013, non-interest expense reached $198.9  million, representing an increase of 119.2% compared to $90.8 million for the same periods in 2012, due to the Company’s expanded operations as a result of the BBVAPR Acquisition.

Compensation and employee benefits increased 99.5% and 112.7% to $22.6 million and $69.9 million for the quarter and nine-month period ended September 30, 2013, respectively, from $11.3 million and $32.9 million for the same periods in 2012. These increases are mainly driven by the integration of the employees of BBVAPR.

Professional and service fees increased 22.1% to $7.1 million and 45.4% to $24.0 million for the quarter and nine-month period ended September 30, 2013, respectively, as compared to $5.8 million and $16.5 million for the same periods in 2012, mainly due to professional expenses related to the BBVAPR integration.

Occupancy and equipment expenses increased 97.0% to $8.3 million and 101.2% to $25.6 million for the quarter and nine-month period ended September 30, 2013, as compared to $4.2 million and $12.7 million for the same periods in 2012, as a result of the BBVAPR Acquisition in which the Bank acquired 36 branches and the building where our new headquarters are located. During the nine-month period ended September 30, 2013, the Company consolidated 9 branches.

Electronic banking charges increased 163.5% to $3.7 million and 152.2% to $11.6 million for the quarter and nine-month period ended September 30, 2013, respectively, as compared to $1.4 million and $4.6 million for the same periods in 2012, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from our banking business growth from BBVAPR Acquisition.

During the quarter and nine-month period ended September 30, 2013, the Company incurred $2.3 million and $13.1 million, respectively, in expenses related to the merger and restructuring charges.  This amount includes a $3.7 million charge related to an early termination of a contract with a third party servicer of certain loan portfolios acquired in the FDIC-assisted transaction and $4.9 million related to systems integration.  These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

Taxes, other than payroll and income taxes, for the quarter and nine-month period ended September 30, 2013 increased to $4.0 million and to $11.8 million, respectively, as compared to $1.1 million and $2.2 million for the same periods in 2012. The increase primarily reflects a $1.5 million and $ 4.1 million impact for the quarter and nine-month period ended September 30,2013, respectively , from the application of the new 1.0% tax on gross revenues which was part of the recently enacted amendments to the Puerto Rico tax code.

Foreclosure, repossession and other real estate expenses for the quarter and nine-month period ended September 30, 2013 increased 105.5% to $2.2 million and 112.7% to $5.8 million, respectively, as compared to $1.1 million and $2.7 million for the same periods in 2012, principally due to the increase in foreclosures during  2013 as compared to 2012.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 52.39% for the quarter ended September 30, 2013 compared to  60.87% for  the quarter ended September 30, 2012, and a decrease  to 54.24% for the nine-month period ended September 30, 2013 from 61.27%  from the same period in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of repurchase agreements, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented  as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $18.3 million  and $47.4 million for the quarter and nine-month period ended September 30, 2013, respectively,  compared to gains of $3.1  million and  $10.1  million for the same periods in 2012. Revenue for purposes of the efficiency ratio for the quarter and nine-month period ended September 30, 2013 amounted to $120.8 million and $366.7 million, respectively, compared to $52.0 million and $148.1 million for the same periods in 2012.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter and nine-month period ended September 30,  2013 totaled $13.0 million and $60.3 million, respectively, an increase of $9.2 million and $41.1 million from the same periods in 2012. The provision for non-covered loan and leases for the nine-month period ended September 30, 2013, include  the net impact of $21.0 million in additional provision for loan and lease losses from the reclassification to held-for-sale of non-performing residential mortgage loans with a book value  of $59.2  million. During this quarter we completed the sale of these loans that consisted of the majority of Oriental legacy residential non-performing loans, originated before 2010. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended September 30,  2013 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

During the quarter and nine-month period ended September 30,  2013, net credit losses amounted to $5.1 million and $41.0 million, respectively, representing increases of  168.8%  and 393.9%  when compared to $1.9 million  and $8.3 million  reported for  the same  periods  in  2012.  The increase during the quarter ended September 30, 2013 was primarily due to an increase of $2.2 million in net losses for commercial loans, compared to the same period in 2012. The increase  was primarily due to an increase of  $28.8 million in net credit losses for mortgage loans during the nine-month period ended September 30, 2013, compared to the same period in 2012. These include $27.0 million in charge-offs due to the aforementioned reclassification to held-for-sale of non-performing residential loans with a book value of $59.2 million, which were sold during the quarter ended September 30, 2013.

Total charge-offs on originated and other loans held-for-investment  increased 175.7% to $5.8 million and 385.4% to $42.3 million  for the  quarter and nine-month period ended September 30, 2013, respectively, as compared to the same periods in 2012, and total recoveries increased from $208 thousand  and $421 thousand in the quarter and nine-month period ended September 30, 2012, respectively, to $704 thousand and $1.3 million  in the quarter and the nine-month period ended September 30, 2013, respectively. As a result, the recoveries to charge-offs ratio increased from 9.95%  to 12.22% for the  quarter ended September 30, 2013 as compared to the same period in 2012. For the nine-month period ended September 30, 2013, the recoveries to charge-offs ratio decreased from 4.83% to 3.05%  compared to same period in 2012.

The loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for the quarter and the nine-month period ended September 30, 2013 was $3.0 million and $6.7 million, respectively. Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy) were also recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. This portfolio did not require provision for loan and lease losses for the quarter and the nine-month period ended September 30, 2013.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Company records an allowance for loan and lease losses. Also, the Company records an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. Provision for covered loans and lease losses for the quarter  and nine-month period ended September 30,  2013 was $3.1 million and $5.0 million, reflecting the Company’s quarterly revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Income tax expense was $6.6 million for the quarter ended September 30, 2013, compared to $1.9 million for the same period in 2012. Income tax benefit of $18.2 million for the nine-month period ended September 30, 2013 compared to an income tax expense of $4.9 million for the same period in 2012. The income tax benefit of $18.2 million for the nine-month period ended September 30, 2013 was due to the recent amendments to the Puerto Rico tax code that resulted in a $38.6 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30% partially offset by the Company’s resulting higher effective rate of 36%.  The same increase in enacted tax rate from 30% to 39% resulted in the increased quarterly income tax expense for this quarter as compared to the same quarter of 2012.  Also during this quarter, the Company recorded a reversal of an income tax contingency of $1.5 million as a result of the expiration of  the statute of limitations of certain tax positions.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,
	2013	2012	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,289,473	$1,693,447	-23.9%
Obligations of US Government sponsored agencies	12,340	21,847	-43.5%
US Treasury securities	-	26,496	-100.0%
CMOs issued by US Government sponsored agencies	227,677	291,400	-21.9%
GNMA certificates	9,336	15,164	-38.4%
Puerto Rico Government and political subdivisions	114,365	120,521	-5.1%
FHLB stock	24,470	38,411	-36.3%
Other debt securities	24,058	25,411	-5.3%
Other investments	2,188	568	285.2%
Total investments	1,703,907	2,233,265	-23.7%
Loans:
Loans not covered under shared-loss agreements with the FDIC	4,769,788	4,738,106	0.7%
Allowance for loan and lease losses on non covered loans	(49,614)	(39,921)	-24.3%
Non covered loans receivable, net	4,720,174	4,698,185	0.5%
Mortgage loans held for sale	47,085	64,145	-26.6%
Total loans not covered under shared-loss agreements with the FDIC, net	4,767,259	4,762,330	0.1%
Loans covered under shared-loss agreements with the FDIC	418,119	449,431	-7.0%
Allowance for loan and lease losses on covered loans	(56,555)	(54,124)	-4.5%
Total loans covered under shared-loss agreements with the FDIC, net	361,564	395,307	-8.5%
Total loans, net	5,128,823	5,157,637	-0.6%
Securities purchased under agreements to resell	85,000	80,000	6.3%
Total securities and loans	6,917,730	7,470,902	-7.4%
Other assets:
Cash and due from banks	645,869	855,490	-24.5%
Money market investments	11,651	13,205	-11.8%
FDIC shared-loss indemnification asset	207,908	286,799	-27.5%
Foreclosed real estate	84,454	74,173	13.9%
Accrued interest receivable	19,456	14,654	32.8%
Deferred tax asset, net	147,968	126,652	16.8%
Premises and equipment, net	83,145	84,997	-2.2%
Servicing assets	13,651	10,795	26.5%
Derivative assets	21,345	21,889	-2.5%
Goodwill	86,069	86,069	0.0%
Other assets	140,979	150,637	-6.4%
Total other assets	1,462,495	1,725,360	-15.2%
Total assets	$8,380,225	$9,196,262	-8.9%
Investments portfolio composition:
FNMA and FHLMC certificates	75.9%	75.8%
Obligations of US Government sponsored agencies	0.7%	1.0%
US Treasury securities	0.0%	1.2%
CMOs issued by US Government sponsored agencies	13.4%	13.0%
GNMA certificates	0.5%	0.7%
Puerto Rico Government and political subdivisions	6.7%	5.4%
FHLB stock	1.4%	1.7%
Other debt securities and other investments	1.4%	1.2%
	100.0%	100.0%

Assets Owned

At September 30, 2013, the Company’s total assets amounted to $8.380 billion, a decrease of 8.9% when compared to $9.196 billion at December 31, 2012, and interest-earning assets decreased 7.4% from $7.471 billion at December 31, 2012 to $6.920 billion at September 30, 2013.

At September 30, 2013, loans represented 74% of total interest-earning assets while investments represented 26%, compared to 70% and 30%, respectively, at December 31, 2012.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans.  Auto loans were added as part of the recent BBVAPR Acquisition.  At September 30, 2013, the Company’s loan portfolio decreased 0.69% to $5.129 billion compared to $5.158 billion at December 31, 2012. The covered loan portfolio decreased $33.7 million, or 8.5%, from December 31, 2012. The non-covered loan portfolio increased $4.9 million, or 0.1%.

The FDIC shared-loss indemnification asset amounted to $207.9 million as of September 30, 2013 and $286.8 million as of December 31, 2012, representing a 27.5% reduction. The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements of $32.7 million received from the FDIC, and net amortization of $48.8 during the nine-month period ended September 30, 2013.

Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds.  At September 30, 2013, the investment portfolio decreased 23.7% to $1.704 billion from $2.233 billion at December 31, 2012.  This decrease is mostly due to the effect of a decrease of $404.0 million in FNMA and FHLMC certificates.  During the quarter and nine-month period ended September 30, 2013, the Company did not have realized gains or losses from the sale of securities.

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	September 30,	December 31,	Variance
	2013	2012	%
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$742,046	$804,942	-7.8%
Commercial	1,173,215	353,930	231.5%
Auto and leasing	313,701	50,720	518.5%
Consumer	113,509	48,136	135.8%
Total originated and other loans and leases held for investment	2,342,471	1,257,728	86.2%
Acquired loans:
Accounted for under ASC 310-20
Commercial and industrial	97,099	317,244	-69.4%
Construction and commercial real estate	25,398	29,215	-13.1%
Auto	335,528	457,894	-26.7%
Consumer	59,817	68,878	-13.2%
	517,842	873,231	-40.7%
Accounted for under ASC 310-30
Commercial	548,995	942,267	-41.7%
Construction	131,976	196,692	-32.9%
Mortgage	731,376	810,135	-9.7%
Auto	416,579	554,938	-24.9%
Consumer	80,429	118,171	-31.9%
	1,909,355	2,622,203	-27.2%
	2,427,197	3,495,434	-30.6%
	4,769,668	4,753,162	0.3%
Deferred loans fees, net	120	(3,463)	103.5%
Loans receivable	4,769,788	4,749,699	0.4%
Allowance for loan and lease losses on non-covered loans	(49,614)	(39,921)	-24.3%
Loans receivable, net	4,720,174	4,709,778	0.2%
Mortgage loans held-for-sale	47,085	64,145	-26.6%
Total loans not covered under shared-loss agreements with FDIC, net	4,767,259	4,773,923	-0.1%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	122,001	128,811	-5.3%
Construction and development secured by 1-4 family residential properties	16,674	15,969	4.4%
Commercial and other construction	272,129	289,070	-5.9%
Leasing	542	7,088	-92.4%
Consumer	6,773	8,493	-20.3%
Total loans covered under shared-loss agreements with FDIC	418,119	449,431	-7.0%
Allowance for loan and lease losses on covered loans	(56,555)	(54,124)	-4.5%
Total loans covered under shared-loss agreements with FDIC, net	361,564	395,307	-8.5%
Total loans receivable, net	$5,128,823	$5,169,230	-0.8%

As shown in Table 5 above, total loans receivable net amounted to $5.1 billion at September 30, 2013 compared to $5.2 billion at December 31, 2013.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $742.0 million (31.7% of the gross originated loan portfolio) compared to $804.9 million (64.1% of the gross originated loan portfolio) at December 31, 2012. Mortgage loan production totaled $60.7 million and $239.1 million for the quarter  and  nine-month  period ended September 30, 2013, respectively, which represents an increase of 29.1%  and  69.7% from $47.0 million and $140.9 million in the  previous  year quarter and  nine-month period, respectively.

•         Commercial loan portfolio amounted to $1.173 billion (50.1% of the gross originated loan portfolio) compared to $353.9 million (28.1% of the gross originated loan portfolio) at December 31, 2012. Commercial loan production increased 738.4% to $365.3 million for the third quarter ended September 30, 2013 and increased 303.3% to $543.6 million  for the nine-month period ended September 30, 2013 from $43.6 million and $134.8 million for the same period in 2012.

•         Consumer loan portfolio amounted to $113.5 million (4.8% of the gross originated loan portfolio) compared to $48.1 million (3.8% of the gross originated loan portfolio) at December 31, 2012. Consumer loan production increased 200.0% to $28.6 million for the quarter ended September 30, 2013 and 247.8% to $77.8 million for the nine-month period ended September 30, 2013 from $9.5 million and $22.4 million for the same period in 2012.

•         Auto and leasing portfolio amounted to $313.7 million (13.4% of the gross originated loan portfolio) compared to $50.7 million (4.0% of the gross originated loan portfolio) at December 31, 2012. Auto and leasing production was $95.0 million for the quarter ended September 30, 2013 and $290.7 million for the nine-month period ended September 30, 2013, compared to $6.3 million and $15.2 million for the same period in 2012 during which the Company only originated leases. The auto business line was added as part of the BBVAPR Acquisition.

At September 30, 2013 the Company's non-covered BBVAPR acquired loan portfolio composition was as follows:

Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Portfolio
(In thousands)
Mortgage	$731,376	30.1%
Commercial	803,468	33.1%
Auto	752,107	31.0%
Consumer	140,246	5.8%
	$2,427,197	100.00%

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION

	September 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$764,467	$799,667	-4.4%
NOW accounts	1,412,279	1,647,072	-14.3%
Savings and money market accounts	986,872	634,133	55.6%
Certificates of deposit	2,443,404	2,604,701	-6.2%
Total deposits	5,607,022	5,685,573	-1.4%
Accrued interest payable	3,415	4,994	-31.6%
Total deposits and accrued interest payable	5,610,437	5,690,567	-1.4%
Borrowings:
Short term borrowings	-	92,210	-100.0%
Securities sold under agreements to repurchase	1,267,423	1,695,247	-25.2%
Advances from FHLB	336,578	536,542	-37.3%
Federal funds purchased	13,202	9,901	33.3%
Other term notes	3,432	6,726	-49.0%
Subordinated capital notes	99,486	146,038	-31.9%
Total borrowings	1,720,121	2,486,664	-30.8%
Total deposits and borrowings	7,330,558	8,177,231	-10.4%

Derivative liabilities	16,741	26,260	-36.2%
Acceptances outstanding	31,881	26,996	18.1%
Other liabilities	121,319	102,169	18.7%
Total liabilities	$7,500,499	$8,332,656	-10.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	13.6%	14.1%
NOW accounts	25.2%	29.0%
Savings and money market accounts	17.6%	11.2%
Certificates of deposit	43.6%	45.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Short term borrowings	0.0%	3.7%
Securities sold under agreements to repurchase	73.6%	68.1%
Advances from FHLB	19.6%	21.6%
Federal funds purchased	0.8%	0.4%
Other term notes	0.2%	0.3%
Subordinated capital notes	5.8%	5.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$1,265,000	$1,692,931
Daily average outstanding balance	$1,382,670	$2,888,558
Maximum outstanding balance at any month-end	$1,552,269	$3,050,000

Liabilities and Funding Sources

As shown in Table 6 above, at September 30, 2013, the Company’s total liabilities were $7.500 billion, 10.0% less than the $8.333 billion reported at December 31, 2012.  Deposits and borrowings, the Company’s funding sources, amounted to $7.331 billion at September 30, 2013 versus $8.177 billion at December 31, 2012, an  10.4% decrease.

At September 30, 2013, deposits represented 77% and borrowings represented 23% of interest-bearing liabilities, compared to 70% and 30%, respectively, at December 31, 2012. At September 30, 2013, deposits and accrued interest payable, the largest category of the Company’s interest-bearing liabilities, were $5.610 billion, down 1.4% from $5.691 billion at December 31, 2012. Core deposits increased  1.1% to $4.816 billion at September 30, 2013 from December 31, 2012, and brokered deposits decreased 14.4% to $794.7 million as of September 30, 2013 from $928.2 million at December 31, 2012.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB advances, subordinated capital notes, and short-term borrowings. At September 30, 2013, borrowings amounted to $1.720 billion, 30.8% lower than the $2.487 billion reported at December 31, 2012. Repurchase agreements as of September 30, 2013 decreased $427.8 million to $1.267 billion from $1.695 billion at December 31, 2012, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB, the Bank can obtain advances from the FHLB, secured by the FHLB stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB amounted to $336.6 million and $536.5 million as of September 30, 2013 and December 31, 2012, respectively. These advances mature from October 2013 through January 2018.

Stockholders’ Equity

At September 30, 2013, the Company’s total stockholders’ equity was $879.7 million, a 1.9% increase when compared to $863.6 million at December 31, 2012.  Increase in stockholders’ equity was mainly driven by the income for the nine-month period, partially offset by changes to other comprehensive income.

Tangible common equity to total assets increased to 7.34% from 6.74% at the end of the last year. Tier 1 Leverage Capital Ratio increased to 8.74% from 6.55%, Tier 1 Risk-Based Capital Ratio increased to 14.24% from 13.18%, and Total Risk-Based Capital Ratio increased to 16.03% from 15.40% at December 31, 2012.

Regulatory ratios and balances for December 31, 2012 do not reflect any changes as a result of the BBVAPR Acquisition remeasurement adjustments, since an institution is not required to amend previously filed regulatory reports for retrospective adjustments made to provisional amounts during the measurement period.

The following are the consolidated capital ratios of the Company at September 30, 2013 and December 31, 2012:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$879,726	$863,606	1.9%
Regulatory Capital Ratios data:
Leverage capital ratio	8.74%	6.55%	33.4%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$714,629	$692,017	3.3%
Minimum tier 1 capital required	$327,072	$422,862	-22.7%
Excess over regulatory requirement	$387,557	$269,155	44.0%
Tier 1 risk-based capital ratio	14.24%	13.18%	8.0%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$714,629	$692,017	3.3%
Minimum tier 1 risk-based capital required	$200,782	$209,971	-4.4%
Excess over regulatory requirement	$513,847	$482,046	6.6%
Risk-weighted assets	$5,019,562	$5,249,270	-4.4%
Total risk-based capital ratio	16.03%	15.40%	4.1%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$804,721	$808,188	-0.4%
Minimum total risk-based capital required	$401,565	$419,942	-4.4%
Excess over regulatory requirement	$501,956	$388,246	29.3%
Risk-weighted assets	$5,019,562	$5,249,270	-4.4%
Tangible common equity to total assets	7.34%	6.74%	8.9%
Tangible common equity to risk-weighted assets	12.26%	11.75%	4.3%
Total equity to total assets	10.50%	9.39%	11.8%
Total equity to risk-weighted assets	17.53%	16.45%	6.6%
Tier 1 common equity to risk-weighted assets	10.24%	9.18%	11.5%
Tier 1 common equity capital	$513,759	$482,009	6.6%
Stock data:
Outstanding common shares	45,660,522	45,580,281	0.2%
Book value per common share	$15.63	$15.31	2.1%
Tangible book value per common share	$13.47	$13.10	2.8%
Market price at end of period	$16.19	$13.35	21.3%
Market capitalization at end of period	$739,244	$608,497	21.5%

	Nine-Month Period Ended September 30,
			Variance
	2013	2012	%

Common dividend data:
Cash dividends declared	$8,219	$7,331	12.1%
Cash dividends declared per share	$0.18	$0.18	0.0%
Payout ratio	12.95%	19.60%	-33.9%
Dividend yield	1.48%	2.28%	-35.0%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands, except share or per share information)
Total stockholders' equity	$879,726	$863,606
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,115
Goodwill	(86,069)	(64,021)
Core deposit intangible	(8,218)	(9,463)
Customer relationship intangible	(4,338)	(5,027)
Total tangible common equity	$615,231	$619,210
Total assets	8,380,225	9,193,368
Goodwill	(86,069)	(64,021)
Core deposit intangible	(8,218)	(9,463)
Customer relationship intangible	(4,338)	(5,027)
Total tangible assets	$8,281,600	$9,114,857
Tangible common equity to tangible assets	7.43%	6.79%
Common shares outstanding at end of period	45,660,522	45,580,281
Tangible book value per common share	$13.47	$13.59

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at September 30, 2013 and December 31, 2012 to Tier 1 common equity (non-GAAP):

	September 30,	December 31
	2013	2012
	(In thousands)
Common stockholders' equity	$713,856	$697,721
Unrealized gains on available-for-sale securities, net of income tax	(20,324)	(68,245)
Unrealized losses on cash flow hedges, net of income tax	9,492	12,365
Disallowed deferred tax assets	(89,275)	(80,242)
Disallowed servicing assets	(1,365)	(1,079)
Intangible assets:
Goodwill	(86,069)	(64,021)
Other disallowed intangibles	(12,556)	(14,490)
Total Tier 1 common equity	$513,759	$482,009
Tier 1 common equity to risk-weighted assets	10.24%	9.18%

The following table presents the Company’s capital adequacy information at  September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
	(In thousands)
Risk-based capital:
Tier 1 capital	$714,629	$692,017
Supplementary (Tier 2) capital	90,092	116,171
Total risk-based capital	$804,721	$808,188
Risk-weighted assets:
Balance sheet items	$4,825,348	$4,928,265
Off-balance sheet items	194,214	340,634
Total risk-weighted assets	$5,019,562	$5,268,899
Ratios:
Tier 1 capital (minimum required - 4%)	14.24%	13.18%
Total capital (minimum required - 8%)	16.03%	15.40%
Leverage ratio	8.74%	6.55%
Equity to assets	10.50%	9.39%
Tangible common equity to assets	7.34%	6.74%

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

The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital. At September 30, 2013 and December 31, 2012, the Company was a “well capitalized” institution for regulatory purposes.

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

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.”  At September 30, 2013 and December 31, 2012, the Company’s market capitalization for its outstanding common stock was $839.2 million ($16.19 per share) and $608.5 million ($13.35 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter in 2013, 2012 and 2011:

			Cash
	Price		Dividend
	High	Low	Per share
2013
September 30,2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06
2011
December 31, 2011	$12.35	$9.19	$0.06
September 30, 2011	$13.20	$9.18	$0.05
June 30, 2011	$13.07	$11.26	$0.05
March 31, 2011	$12.84	$11.40	$0.05

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2013 and at December 31, 2012:

	September 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	8.12%	5.76%	41.0%
Actual tier 1 capital	$659,221	$604,997	9.0%
Minimum capital requirement (4%)	$324,953	$420,406	-22.7%
Minimum to be well capitalized (5%)	$406,102	$525,507	-22.7%
Tier 1 Capital to Risk-Weighted Assets	13.19%	11.74%	12.4%
Actual tier 1 risk-based capital	$659,221	$604,997	9.0%
Minimum capital requirement (4%)	$199,962	$206,123	-3.0%
Minimum to be well capitalized (6%)	$299,943	$309,184	-3.0%
Total Capital to Risk-Weighted Assets	14.98%	13.97%	7.2%
Actual total risk-based capital	$749,060	$719,676	4.1%
Minimum capital requirement (8%)	$399,924	$412,245	-3.0%
Minimum to be well capitalized (10%)	$499,905	$515,307	-3.0%

Company’s Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans.  At September 30, 2013, total assets managed by the Company’s trust division and CPC amounted to $2.671 billion, compared to $2.514 billion at December 31, 2012. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs.  At September 30, 2013, total assets gathered by Oriental Financial Services from its customer investment accounts decreased to $2.510 billion, compared to $2.722 billion in assets gathered at December 31, 2012. Changes in trust and broker-dealer related assets primarily reflect differences in market values.

Allowance for Loan and Lease Losses and Non-Performing Assets

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 13 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Non-covered Loans

At September 30, 2013, the Company’s allowance for non-covered loan and lease losses amounted to $49.6 million, $47.6 million of such allowance corresponded to originated and other loans held for investment, or 2.03% of total non-covered originated and other loans held for investment at September 30, 2013, compared to $39.9 million or 3.24% of total non-covered originated and other loans held for investment at December 31, 2012. The allowance for residential mortgage loans and commercial loans decreased by 0.48% (or $101 thousands), and  13.8% (or $2.4 million), respectively, when compared with the balance recorded at December 31, 2012.  The allowance for consumer loans and auto and leases increased by 466.4% (or $4.0 million), and 1,047.8% (or $5.6 million), respectively, when compared with balances recorded at December 31, 2012.  The unallocated allowance at September 30, 2013 decreased by 150.3%, or $553 thousand, when compared with the balance recorded at December 31, 2012.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit cards, floor plans, revolving lines of credit, and auto loans with FICO scores over 660, acquired as part of the BBVAPR Acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, at the end of the reporting period are removed from the acquired loan category. Allowance for loan and lease losses recorded for acquired loans at September 30, 2013. There was no allowance for loan and lease losses recorded for acquired loans at December 31, 2012.

The remaining loans acquired in the BBVAPR Acquisition are accounted for under ASC-310-30 and were recognized at fair value as of December 18, 2012. The Company does not believe differences between cash flows collected on the loans acquired in the BBVAPR Acquisition accounted for under ASC-310-30 and those anticipated at December 18, 2012 are the result of credit deterioration from our original estimates, and thus no allowance for these loans was recorded as of September 30, 2013.

During the quarter ended September 30, 2013, management changed the methodology of the general reserve calculation for originated and other loans and for loans acquired and accounted for under ASC 310-20 in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. Principal changes are concentrated in the commercial, consumer and auto and leasing portfolios. Commercial loan portfolio was further segmented by business line (corporate, institutional, middle market, commercial retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's past twelve-month historical loss experience and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors will be the GVA factor to be used for the determination of the allowance for loan and lease losses on each category. Consumer consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans.  The allowance factor of consumer loans, consisting of the historical loss factors and the environmental risk factors will be calculated for each group of loans by delinquency bucket. Auto and leasing factor on these loans is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto and leasing portfolio will be segmented by FICO score.

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2013 and December 31, 2012, the Company had $79.9 million and $146.6 million, respectively, of non-accrual non-covered loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium).  Covered loans and loans acquired from BBVAPR with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30. At September 30, 2013 and December 31, 2012, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $61.0 million and $42.2 million, respectively.

At September 30, 2013, the Company’s non-performing assets decreased 22.7% to $176.6 million (2.90% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $228.5 million (3.71% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2012.  The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At September 30, 2013, the allowance for non-covered originated loans and lease losses to non-performing loans coverage ratio was 59.78% (27.52% at December 31, 2012).

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

The following items comprise non-performing assets:

1.       Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due.  At September 30, 2013, the Company’s originated non-performing mortgage loans totaled $45.6 million (55.3% of the Company’s non-performing loans), a 60.4% decrease from $115.0 million (78.5% of the Company’s non-performing loans) at December 31, 2012.  Non-performing loans in this category are primarily residential mortgage loans. The non-performing loans decrease is primarily due to the reclassification of certain non-performing residential mortgage loans, with a net book value of $59.2 million, to the loan held-for-sale category. Without this re-classification to loans held-for-sale, non-performing loan balances would have been relatively consistent between December 31, 2012 and September 30, 2013.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At September 30, 2013, the Company’s originated non-performing commercial loans amounted to $30.8 million (37.4% of the Company’s non-performing loans), a 4.5% increase when compared to non-performing commercial loans of $29.5 million at December 31, 2012 (20.1% of the Company’s non-performing loans).  Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.  At September 30, 2013, the Company’s originated non-performing consumer loans amounted to $490 thousand (0.6% of the Company’s total non-performing loans), a 10.9% decrease from $442 thousand at December 31, 2012 (0.3% of the Company’s total non-performing loans).

Auto and leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.  At September 30,

2013, the Company’s originated non-performing auto and leases amounted to $2.7 million (3.2% of the Company’s total non-performing loans), an increase of 1931.3% from $131 thousand at December 31, 2012 (0.1% of the Company’s total non-performing loans).

2.       Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At September 30, 2013, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $762 thousand (0.9% of the Company’s non-performing loans), a 294.8% increase when compared to non-performing commercial lines of credit accounted for under ASC 310-20 of $193 thousand at December 31, 2012 (0.1% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At September 30, 2013, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $847 thousand (1.0% of the Company’s non-performing loans), a 208.0% increase when compared to non-performing auto loans accounted for under ASC 310-20 of $275 thousand at December 31, 2012 (0.2% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days.  At September 30, 2013, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.3 million (1.6% of the Company’s non-performing loans), an 18.1% increase when compared to non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 of $1.1 million at December 31, 2012 (0.7% of the Company’s non-performing loans).

3.       Acquired loans accounted for under ASC 310-30 are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on non-covered loans when it is probable that all cash flows expected at acquisition will not be collected.

4.    Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for the quarter and nine-month period ended September 30, 2013 amounted to $712 thousand and $3.3 million, respectively, compared to $1.2 million and $2.5 million for the same quarter in 2012.

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

There may not be a foreclosure sale scheduled within 60 days prior to a loan modification under any such programs. This requirement does not apply to loans where the foreclosure process has been stopped by the Company. In order to apply for any of the loan modification programs, the borrower may not be in active bankruptcy or have been discharged from Chapter 7 bankruptcy since the loan was originated. Loans in these programs will be evaluated by management for troubled-debt restructuring classification if the Company grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

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

During the quarter ended September 30, 2013, the assessment of actual versus expected cash flows resulted in a net provision of $3.1 million.

For the nine-month period ended September 30, 2013, the net provision for covered loans amounted to $5.0 million.  The allowance for covered loans increased from $54.1 million at December 31, 2012 to $56.6 million at September 30, 2013. The increase in the allowance and the provision during the quarter ended September 30, 2013, is mainly attributable to the assessment of actual versus expected cash flow results. Certain pools of agricultural and commercial loans secured by real estate experienced delays in the foreclosure process and increased numbers of customers in bankruptcy resulting delays in the timing of the expected cash flows, thereby  increasing the impairments and allowance recorded. Net additional allowance was recorded with no offsetting net adjustment to the FDIC shared-loss indemnification asset, as recorded impairments were mainly attributed to delay timing in the expected cash flows rather than additional forecasted losses.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2013	2012	%	2013	2012	%
	(Dollars in thousands)
Non-covered loans
Originated loans:
Balance at beginning of period	$45,701	$37,402	22.2%	$39,921	$37,010	7.9%
Provision for non-covered loan and lease losses	6,930	3,600	92.5%	48,645	10,400	367.7%
Charge-offs	(5,762)	(2,090)	175.7%	(42,282)	(8,711)	385.4%
Recoveries	704	208	238.5%	1,289	421	206.2%
	47,573	39,120	21.6%	47,573	39,120	21.6%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$924	$-	0.0%	$-	$-	0.0%
Provision for non-covered loan and lease losses	2,970	-	100.0%	6,698	-	100.0%
Charge-offs	(2,831)	-	100.0%	(8,595)	-	100.0%
Recoveries	978	-	100.0%	3,938	-	100.0%
	2,041	-	100.0%	2,041	-	100.0%
Total non-covered loans balance at end of period	$49,614	$39,120	26.8%	$49,614	$39,120	26.8%

Allowance for loans and lease losses on originated loans to:
Total originated loans	2.03%	3.31%	-38.6%	2.03%	3.31%	-38.6%
Non-performing originated loans	59.78%	33.20%	80.1%	59.78%	33.20%	80.1%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20:
Total acquired loans accounted for under ASC 310-20	0.39%	-	100.0%	0.39%	-	100.0%
Non-performing acquired loans accounted for under ASC 310-20	70.33%	-	100.0%	70.33%	-	100.0%

Covered loans
Balance at beginning of period	$53,992	$58,628	-7.9%	$54,124	$37,256	45.3%
Provision for covered loan and lease losses, net	3,074	221	1291.0%	4,956	8,845	-44.0%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	(511)	(1,984)	-74.2%	(2,525)	10,764	-123.5%
Balance at end of period	$56,555	$56,865	-0.5%	$56,555	$56,865	-0.5%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$20,991	$21,092	-0.5%
Commercial	14,715	17,072	-13.8%
Auto and leasing	6,118	533	1047.8%
Consumer	4,828	856	464.0%
Unallocated allowance	921	368	150.3%
Total allowance balance	$47,573	$39,921	19.2%
Allowance composition:
Mortgage	44.12%	52.83%	-16.5%
Commercial	30.93%	42.76%	-27.7%
Auto and leasing	12.86%	1.34%	859.7%
Consumer	10.15%	2.14%	374.3%
Unallocated allowance	1.94%	0.93%	108.6%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.83%	2.62%	8.0%
Commercial	1.25%	4.89%	-74.4%
Auto and leasing	1.95%	1.42%	37.5%
Consumer	4.25%	1.83%	131.9%
Unallocated allowance to total originated loans	0.04%	0.03%	32.3%
Total allowance to total originated loans	2.03%	3.22%	-37.0%
Allowance coverage ratio to non-performing loans:
Mortgage	46.04%	18.34%	151.0%
Commercial	47.72%	57.86%	-17.5%
Auto and leasing	229.91%	406.87%	-43.5%
Consumer	985.31%	193.67%	408.8%
Total	59.78%	27.52%	117.2%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$1,361	$-	100.0%
Auto	680	-	0.0%
Total allowance balance	$2,041	$-	100.0%
Allowance composition:
Commercial	66.68%	-	100.0%
Auto	1.43%	-	0.0%
	100.00%	-
Allowance coverage ratio at end of period applicable to:
Commercial	0.88%	-	100.0%
Auto	0.18%	-	0.0%
Total allowance to total acquired loans	0.25%	-	100.0%
Allowance coverage ratio to non-performing loans:
Commercial	178.61%	-	100.0%
Auto loans	80.28%	-	0.0%
Consumer	0.00%	-	0.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON NON-COVERED ORIGINATED LOAN AND LEASES
	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2013	2012	%	2013	2012	%
	(In thousands)			(In thousands)
Mortgage
Charge-offs	$(1,758)	$(1,752)	0.3%	$(33,466)	$(4,621)	624.2%
Recoveries	-	131	-100.0%	-	131	-100.0%
Total	(1,758)	(1,621)	8.5%	(33,466)	(4,490)	645.3%
Commercial
Charge-offs	(2,234)	(65)	3336.9%	(5,678)	(3,423)	65.9%
Recoveries	28	28	0.0%	290	129	124.8%
Total	(2,206)	(37)	5862.2%	(5,388)	(3,294)	63.6%
Consumer
Charge-offs	(465)	(198)	134.8%	(1,034)	(563)	83.7%
Recoveries	37	46	-19.6%	145	153	-5.2%
Total	(428)	(152)	181.6%	(889)	(410)	116.8%
Auto and leasing
Charge-offs	(1,305)	(75)	1640.0%	(2,105)	(104)	1924.0%
Recoveries	639	3	21200.0%	855	8	10587.5%
Total	(666)	(72)	825%	(1,250)	(96)	1202.1%
Net credit losses
Total charge-offs	(5,762)	(2,090)	175.7%	(42,283)	(8,711)	385.4%
Total recoveries	704	208	238.5%	1,290	421	206.4%
Total	$(5,058)	$(1,882)	168.8%	$(40,993)	$(8,290)	394.5%
Net credit losses to average loans outstanding:
Mortgage	0.93%	0.83%	12.0%	5.89%	0.77%	664.9%
Commercial	0.95%	0.05%	1800.0%	0.77%	1.38%	-44.2%
Consumer	1.83%	1.48%	23.6%	1.27%	1.33%	-4.5%
Auto and leasing	0.98%	0.95%	3.2%	0.61%	0.42%	45.2%
Total	0.98%	0.64%	53.1%	2.66%	0.94%	183.0%
Recoveries to charge-offs	12.22%	9.95%	22.8%	3.05%	4.83%	-36.9%
Average originated loans:
Mortgage	$757,912	$781,838	-3.1%	$757,912	$781,838	-3.1%
Commercial	932,853	318,716	192.7%	932,853	318,716	192.7%
Consumer	93,657	41,022	128.3%	93,657	41,022	128.3%
Auto and leasing	271,727	30,266	797.8%	271,727	30,266	797.8%
Total	$2,056,149	$1,171,842	75.5%	$2,056,149	$1,171,842	75.5%

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2013	2012	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$30,625	$50,468	-39.3%
Other loans	49,300	96,176	-48.7%
Accruing loans
Troubled Debt Restructuring loans	2,089	-	100.0%
Other loans	473	-	100.0%
Total non-performing loans	$82,487	$146,644	-43.8%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	84,386	75,447	11.8%
Other repossessed asset	9,700	6,084	59.4%
Mortgage loans held for sale	-	319	-100.0%
	$176,573	$228,494	-22.7%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.90%	3.71%	-21.8%
Non-performing assets to total capital	20.07%	26.46%	-24.1%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$560	$1,597	$1,371	$4,147

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2013	2012	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$45,596	$115,002	-60.4%
Commercial	30,838	29,506	4.5%
Consumer	490	442	10.9%
Auto and leasing	2,661	131	1931.3%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	762	193	294.8%
Auto loans	847	275	208.0%
Consumer	1,293	1,095	18.1%
Total	$82,487	$146,644	-43.8%
Non-performing loans composition percentages:
Originated loans
Mortgage	55.3%	78.5%
Commercial	37.4%	20.1%
Consumer	0.6%	0.3%
Auto and leasing	3.2%	0.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.9%	0.1%
Auto loans	1.0%	0.2%
Consumer	1.6%	0.7%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	2.89%	6.88%	-58.0%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	1.36%	2.38%	-42.9%
Total capital	9.38%	17.04%	-45.0%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	0.47%	2.01%	-76.6%
Non-performing loans	16.13%	29.17%	-44.7%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	59.77%	27.86%	114.5%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	71.71%	37.81%	89.7%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2013
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$13,743	$336	2.44%	$25,470	$902	3.54%	$89,964	$2,825	3.14%
90 - 119 days	495	31	6.26%	267	12	4.49%	639	69	10.80%
120 - 179 days	-	-		-	-	0.00%	1,827	184	10.07%
180 - 364 days	16	2	12.50%	153	28	18.30%	1,208	127	10.51%
365+ days	838	131	15.63%	280	79	28.21%	1,488	217	14.58%
Total	$15,092	$500	3.31%	$26,170	$1,021	3.90%	$95,126	$3,422	3.60%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.52%			0.90%			3.28%
Refinanced or Modified Loans:
Amount	$2,588	$292	11.28%	$-	$-	0.00%	$18,474	$1,994	10.79%
Percentage of Higher-Risk Loan Category	17.15%			0.00%			19.42%
Loan-to-Value Ratio:
Under 70%	$11,019	$352	3.19%	$2,223	$149	6.70%	$-	$-	-
70% - 79%	2,785	72	2.59%	4,311	154	3.57%	-	-	-
80% - 89%	978	39	3.99%	7,284	258	3.54%	-	-	-
90% and over	310	37	11.94%	12,352	460	3.72%	95,126	3,422	3.60%
	$15,092	$500	3.31%	$26,170	$1,021	3.90%	$95,126	$3,422	3.60%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico Government, including its agencies and instrumentalities:

TABLE 14 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

	September 30, 2013	Maturity
Loans and Securities:	Balance	Less than 6 Month	6 to 12 Months	1 to 3 Years	More than 3 Years	Comment
	(In thousands)
Central government	$297,950	$167,950	$100,000	$-	$30,000	●	Repayment sources include all tax revenues, including COFINA
Public corporations	327,460	50,000	185,199	-	92,261	●	$90,467 which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	211,378	-	-	507	210,871	●	Repayment from property taxes
Investment securities	146,311	-	123,990	-	22,321	●	$98,690 which mature in less than a year , potential sources of repayment include COFINA
Total	$983,099	$217,950	$409,189	$507	$355,453

Some highlights follow on the data included above:

•         Loans to Central Government and Public Corporations are collateralized or have specific payment sources.

•         Loans to municipalities are backed by unlimited taxing power or real and personal property taxes.

•         64% of loans and securities balances mature in 12-months or less.

•         Amounts in the table above do not include total valuation allowance of approximately 2.61%.

•         Investment securities include $98.7 million acquired credit positions not publicly traded as PR bonds.

•         Deposits from municipalities, Central Government and other government entities totaled $491.7 million at September 30, 2013.

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2013  for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$11,727	3.26%	$12,634	3.60%
+ 100 Basis points	$6,706	1.86%	$7,166	2.04%
- 50 Basis points	$(305)	-0.08%	$(55)	-0.02%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing  the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB  as of September 30, 2013.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $29 thousand was recognized at September 30, 2013, related to the valuation of these swaps. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

As part of the BBVAPR Acquisition, the Company assumed certain derivative contracts from BBVAPR, including interest rate swaps not designated as hedging instruments which are utilized to convert certain fixed-rate loans to variable rates, and the mirror-images of these interest rate swaps in which BBVAPR entered into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2013, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $3.2 million, and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $3.2 million. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

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

At September 30, 2013 and December 31, 2012, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $17.2 million and $13.2 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $16.5 million and $12.7 million, respectively.

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of September 30, 2013, the Company had $266 million in interest rate swaps at an average rate of 2.60% designated as cash flow hedges for $266 million in advances from the FHLB that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging , as they have been for the last  few years, due to a shrinking population and a shrinking economy, a housing sector that remains under pressure, and the Puerto Rico government’s large indebtedness and  structural  budget deficit.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB of New York and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still significantly dependent on repurchase agreements. The Company’s repurchase agreements have been structured with initial terms that mature from one month to five years for five repurchase agreements amounting to $765.0 million, and a $500 million repurchase agreement that matures on March 2, 2017.

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

As of September 30, 2013, the Company had approximately $657.5 million in cash and cash equivalents, $178 million in investment securities that are not pledged as collateral, $681.0 million in borrowing capacity at the FHLB of New York and $873 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

Operational Risk

Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of the Company are susceptible to operational risk.

The Company faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as market conditions, security risks, and legal risk, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Company has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that the Company’s business operations are functioning within established limits.

The Company classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Company has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee, and the Risk Management and Compliance Committee.

The Company is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Compliance Director who reports to the Chief Risk Officer and is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.      RISK FACTORS

Except as set for the below, there have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2012.  In addition to other information set forth in this report, you should carefully consider the risk factors included in the Company’s annual report on Form 10-K, as updated by this report or other filings the Company makes with the SEC under the Exchange Act.  Additional risks and uncertainties not presently known to the Company at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Most of our business is conducted in Puerto Rico, which in recent years has experienced a downturn in the economy and in the real estate market.

Because most of our business activities are conducted in Puerto Rico and a significant portion of our credit exposure on our loan portfolio, which is the largest component of our interest-earning assets, is concentrated in Puerto Rico, our profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of our loans and loan servicing portfolio.  The Puerto Rico economy has been in a recession since the fourth quarter of the Commonwealth’s fiscal year ended June 30, 2006.

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

A credit default or ratings downgrade on the Puerto Rico government’s debt obligations could adversely affect the value of our loans to the government of Puerto Rico and our investment portfolio of Puerto Rico government bonds.

Even though the economy of Puerto Rico is closely related to the economy of the rest of the United States and many of Puerto Rico’s government issuers are investment-grade borrowers in the U.S. capital markets, prevailing economic conditions and the fiscal situation of the government of Puerto Rico has led nationally recognized rating agencies to downgrade debt obligations of the Puerto Rico government.

On December 13, 2012, Moody’s Investors Service (“Moody’s”) downgraded the rating of Puerto Rico’s general obligation debt to Baa3 from Baa1 and assigned a negative outlook.  In taking such action, Moody’s stated, in part, that economic growth prospects remain weak after six years of recession and could be further dampened by the Commonwealth’s efforts to control spending and reform its retirement system, both of which are needed to stabilize the Commonwealth’s financial results.  It also stated that the lack of significant economic growth drivers and the Commonwealth’s declining population have also reduced prospects for a strong economic recovery, and that debt levels are very high and continue to grow, while financial performance has been weak, including lackluster revenue growth and large structural budget gaps that have led to a persistent reliance on deficit financings and serial debt restructurings to support operations in recent years.  It further said that reform of the Commonwealth’s severely underfunded retirement systems is needed to avoid asset depletion and future budget pressure.

On March 13, 2013, Standard & Poor’s Rating Services (“S&P”) downgraded Puerto Rico’s general obligation debt ratings from “BBB” to “BBB-” with a negative outlook.  In taking such action, S&P stated that the downgrade reflects a significantly larger estimated budget deficit in 2013 than was originally expected, which will make it difficult for Puerto Rico to achieve a structurally balanced budget within the next two fiscal years.   Furthermore, on April 5, 2013, S&P recognized the considerable impact that the newly enacted Puerto Rico pension reform could have on reducing one of the most meaningful sources of long-term budgetary and cash-flow pressures for the Commonwealth, but that the impact of these measures on the Commonwealth’s ratings will largely be determined by the degree of progress Puerto Rico makes in eliminating its structural general fund deficit.

On March 20, 2013, Fitch Ratings (“Fitch”) downgraded Puerto Rico’s general obligation bonds to “BBB-” from “BBB+,” with a negative outlook.  In taking such action, Fitch stated that Puerto Rico’s economic and revenue underperformance significantly increased the size of the operating imbalance for the fiscal year ended June 30, 2013, and the gap that the Commonwealth needs to address in fiscal year 2014.  Furthermore, on April 8, 2013, Fitch stated that the pension reforms that Puerto Rico recently enacted are positive and an important step toward achieving credit stability.  However, it also said that Puerto Rico continues to face several challenges including a very large structural budget gap that is unlikely to be resolved before fiscal year 2015.

It is uncertain how capital markets may react to any potential future ratings downgrade in Puerto Rico government debt obligations.  However, a further deterioration of economic or fiscal conditions in Puerto Rico, with possible negative ratings implications, could adversely affect the value of our loans to the government of Puerto Rico and the value of our investment portfolio of Puerto Rico government bonds.

At September 30, 2013, we had approximately $839.2 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $ 810.4 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment.  Some of these obligations consist of s0enior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.  We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.  These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and notes.  Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

Furthermore, as of September 30, 2013, we had approximately $146.3 million in obligations issued and guaranteed by the Puerto Rico government, including certain instrumentalities or public corporations, as part of our investment securities portfolio. We continue to closely monitor the economic and fiscal situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Approximately 64% of our Puerto Rico government loans and obligations mature in the next 12 months or less. At September 30, 2013, we also had deposits of approximately $491.7 million from the government of Puerto Rico.

Item 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.      OTHER INFORMATION

None.

Item 6. Exhibits

Exhibit No.                                                                            Description of Document:

 10      Employment Agreement, dated August 22, 2013, by and between OFG Bancorp and José Rafael                      Fernández.

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 8, 2013
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: November 8, 2013
Ganesh Kumar
Executive Vice President and Chief Financial Officer