Form 10-K
period 2013-12-31
OFG BANCORP
filed 2014-03-03
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2013

or

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Transition Period from to                      to                     .

Commission File No. 001-12647

OFG Bancorp

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

Large accelerated filer ☑.	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $826.5 million as of June 30, 2013 based upon 45,640,105 shares outstanding and the reported closing price of $18.11 on the New York Stock Exchange on that date.

As of January 31, 2014, the Company had  45,676,922 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2014 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2013

TABLE OF CONTENTS

PART I

Item 1.	Business.........................................................................................................................................................................................	4-17

Item 1A.	Risk Factors..................................................................................................................................................................................	17-27

Item 1B.	Unresolved Staff Comments.....................................................................................................................................................	28

Item 2.	Properties.......................................................................................................................................................................................	28

Item 3.	Legal Proceedings........................................................................................................................................................................	28

Item 4.	Mine Safety Disclosures.............................................................................................................................................................	28

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities...........................................................................................................................................................................

		28-29

Item 6.	Selected Financial Data..............................................................................................................................................................	30-32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................	33-81

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk............................................................................................	82-86

Item 8.	Financial Statements and Supplementary Data....................................................................................................................	87-195

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................	196

Item 9A.	Controls and Procedures.............................................................................................................................................................	196

Item 9B.	Other Information.......................................................................................................................................................................	196

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................	197-199

PART IV

Item 15.	Exhibits and Financial Statement Schedules .........................................................................................................................	199-201

FORWARD-LOOKING STATEMENTS

The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us” or the “Company”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Company’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

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

All forward-looking statements included in this annual report on Form 10-K are based upon information available to the Company as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, the Company assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1.      BUSINESS

General

The Company is a publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of banking and financial services through its subsidiaries. The Company is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Company provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer and mortgage lending; leasing; checking and savings accounts; financial planning, insurance, financial service, and investment brokerage; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Financial Services, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico.  The Company provides these services through various subsidiaries including, a commercial bank, Oriental Bank, a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”).  All of our subsidiaries are based in San Juan, Puerto Rico, except for CPC which is based in Boca Raton, Florida.  The Company has 55 branches in Puerto Rico.  The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

The Company’s strategy involves:

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

•         Matching its portfolio of investment securities with the related funding to achieve favorable spreads, and primarily investing in U.S. government sponsored agency obligations.

•         Improving operating efficiencies, and continuing to maintain effective asset-liability management; and

•         Implementing a broad ranging effort to instill in employees and make customers aware of the Company’s determination to effectively serve and advise its customer base in a responsive and professional manner.

Together with a highly experienced group of senior and mid level executives and the benefits from the acquisitions of Eurobank Puerto Rico and the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A.(“BBVA”), this strategy has resulted in sustained growth in the Company’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing the Company to distinguish itself in a highly competitive industry. The Company is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, especially given market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Company’s long-term goal.

The Company’s principal funding sources are branch deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, Federal Reserve Bank (“FRB”) advances, wholesale deposits, and subordinated capital notes. Through its branch network, Oriental Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures Oriental Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the London Interbank Offered Rate (“LIBOR”), and mainland U.S. market interest rates.

Significant Transactions During 2013 – The BBVAPR Integration

The Company has completed the conversion of all former BBVAPR businesses to our state-of-the-art technology platform in line with our original integration plan. This will enable us to roll out new, technology-enhanced products and services to our current and target customer base.

On December 18, 2012, the Company purchased from BBVA, all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), an insurance agency, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities”), a registered broker-dealer. The acquired businesses are collectively referred to herein as “BBVAPR”, and this transaction is referred to as the “BBVAPR Acquisition.”

The Company acquired all of the outstanding common stock of BBVAPR Holding and BBVA Securities for an aggregate purchase price of $500 million. In 2013, the Company completed the integration of the BBVAPR Companies with its various subsidiaries.  Immediately following the closing of the BBVAPR  Acquisition, the Company merged BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. Shortly thereafter, BBVAPR Holding was merged with and into the Company, with the Company continuing as the surviving entity. In January, 2013 BBVA Seguros (then known as Oriental Seguros) was liquidated and its assets were contributed by the Company to Oriental Insurance, and in August 2013, upon receipt of the required approval of the Financial Industry Regulatory Authority (“FINRA”), the Company merged BBVA Securities (then known as OFS Securities) with and into Oriental Financial Services, with Oriental Financial Services continuing as the surviving entity. The audited consolidated financial statements contemplate the effect of the BBVAPR Acquisition.

Segment Disclosure

The Company has three reportable segments: Banking, Financial Services, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.

For detailed information regarding the performance of the Company’s operating segments, please refer to Note 23 in the Company’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank (the “Bank”), the Company’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 55 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, leasing and consumer lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates two international banking entities (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”).  The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

The Company’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”)-insured mortgages, Veterans Administration (“VA”)-guaranteed mortgages, and Rural Housing Service (“RHS”)-guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Company outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues, and its residential mortgage loan portfolio.

Loan Underwriting

Residential mortgage loans:  All loan originations, regardless of whether originated through the Company’s retail banking network or purchased from third parties, must be underwritten in accordance with the Company’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. The Company’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. The Company’s underwriting personnel, while operating within the Company’s loan offices, make underwriting decisions independent of the Company’s mortgage loan origination personnel.

Commercial loans:  Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, the Company’s analysis of the credit risk focuses heavily on the borrower’s debt repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivable or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, or another established index.

Auto loans:  The Company provides financing for the purchase of new or used motor vehicles. These loans are granted mainly through dealers authorized and approved by the auto credit department committee of the Company. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination process. Underwriting procedures, lending limits, interest rate approval, insurance coverage, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The credit scoring system is a fundamental part of the decision process.

Consumer loans:   Consumer loans include personal loans, credit cards, home equity lines of credit (“HELOCs”) and other loans made by banks to individual borrowers. All loan originations must be underwritten in accordance with the Company’s underwriting criteria, and include an assessment of each borrower’s personal financial condition, including verification of income, assets, FICO score, and credit reports.

Sale of Loans and Securitization Activities

The Company may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Company is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Company can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities which the Company then sells to securities broker-dealers. The issuance of mortgage-backed securities provides the Company with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Company also has the option to sell such loans through the FNMA and FHLMC cash window programs.

Financial Service Activities

Financial service activities are generated by such businesses as securities brokerage, trust services, retirement planning, insurance, pension administration, and other financial services.

Oriental Financial Services is a Puerto Rico corporation and the Company’s subsidiary engaged in securities brokerage and investment banking activities in accordance with the Company’s strategy of providing fully integrated financial solutions to the Company’s clients.  Oriental Financial Services, member of FINRA and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. The broker-dealer does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of their customers on a “fully disclosed” basis.

The broker-dealers offers securities brokerage services covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offer separately managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing.

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

As a result of the BBVAPR Acquisition, the Bank acquired a municipal securities division (the “MSD”) and succeeded to the registration as a municipal securities dealer of BBVAPR División de Valores Municipales. The MSD was a separately identifiable division of the Bank and the registration with the SEC was voluntarily withdrawn by the Bank effective November 25, 2013. The FDIC was the appropriate regulatory agency of the MSD’s municipal securities activities.

Oriental Insurance is a Puerto Rico corporation and the Company’s subsidiary engaged in insurance agency services. It was established by the Company to take advantage of the cross-marketing opportunities provided by financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and anticipates continued growth as it expands the products and services it provides and continues to cross market its services to the Company’s existing customer base.

CPC, a Florida corporation, is the Company’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico, and the Caribbean.

Treasury Activities

Treasury activities encompass all of the Company’s treasury-related functions. The Company’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government- sponsored agencies, Puerto Rico government and agency obligations and money market instruments. Agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of the Company is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Company also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Company encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Company has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and financial services at most of its branch locations. The consolidations of three Puerto Rico banks during 2010, created an environment for more rational loan and deposit pricing. The Company’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

 Regulation and Supervision

General

The Company is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act and the Dodd-Frank Act. The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that a bank holding company and all of the subsidiary banks controlled by it at the time of election must be and remain at all times “well capitalized” and “well managed.”

The Company elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, if the Company fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require the Company to divest control of its depository institution subsidiary or alternatively cease conducting activities that are not permissible for bank holding companies that are not financial holding companies.

Financial holding companies may engage, directly or indirectly, in any activity that is determined to be (i) financial in nature or incidental to such financial activity, or (ii) complementary to a financial activity provided it does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. The Gramm-Leach-Bliley Act specifically provides that the following activities have been determined to be “financial in nature”: (a) lending, trust and other banking activities; (b) insurance activities; (c) financial, investment or economic advisory services; (d) securitization of assets; (e) securities underwriting and dealing; (f) existing bank holding company domestic activities; (g) existing bank holding company foreign activities; and (h) merchant banking activities. A financial holding company may generally commence any activity, or acquire any company, that is financial in nature without prior approval of the Federal Reserve Board. As provided by the Dodd-Frank Act, a financial holding company may not acquire a company, without prior Federal Reserve Board approval, in a transaction in which the total consolidated assets to be acquired by the financial holding company exceed $10 billion.

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

The Company is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, Federal Reserve Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has the authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

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

The Company’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing and selling of mortgage loans and the sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisal reports, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. The Company is also subject to regulation by the OCFI with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.

The Company and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. Oriental Financial Services, as a registered broker-dealer, is subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of  its securities business, including record keeping and reporting requirements, supervision and licensing of employees, and obligations to customers.

Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico in matters relating to insurance sales, including but not limited to, licensing of employees, sales practices, charging of commissions and reporting requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implements a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s.  It has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as the Company, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that will affect most U.S. publicly traded companies, including the Company. A few provisions of the Dodd-Frank Act are effective immediately, while various provisions are becoming effective in stages. Many of the requirements called for in the Dodd-Frank Act are being implemented over time and most are subject to implementing regulations.

The Dodd-Frank Act also created a new consumer financial services regulator, the Bureau of Consumer Financial Protection (the “CFPB”), which assumed most of the consumer financial services regulatory responsibilities previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws, in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof.  The CFPB also has broad powers to prescribe rules applicable to a covered person or service provider identifying as unlawful, unfair, deceptive, or abusive acts or practices in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

Holding Company Structure

The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including the Company), whether in the form of loans, other extensions of credit, investments or asset purchases, among others. Such transfers are limited to 10% of the transferring institution’s capital stock and surplus with respect to any affiliate (including the Company), and, with respect to all affiliates, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts, carried out on an arm’s length basis, and consistent with safe and sound banking practices.

Under the Dodd-Frank Act, a bank holding company, such as the Company, must serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. This support may be required at times when, absent such requirement, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of the Company.

Since the Company is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that the Company is a creditor with recognized claims against the subsidiary.

Dividend Restrictions

The principal source of funds for the Company’s holding company is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal

Deposit Insurance Act, as amended (the “FDIA”) and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

Federal Home Loan Bank System

The FHLB-NY system, of which the Bank is a member, consists of 12 regional FHLBs governed and regulated by the Federal Housing Finance Agency. The FHLB-NY serves as a credit facility for member institutions within their assigned regions. They are funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB-NY system. They make loans (i.e., advances) to members in accordance with policies and procedures established by the FHLB-NY and the boards of directors of each regional -NY.

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to invest in FHLB-NY membership and activity-based stock.  The Bank must purchase membership stock equal to the greater of $1,000 or 0.20% of certain mortgage-related assets held by the Bank.  The Bank is also required to purchase activity-based stock equal to 4.50% of outstanding advances to the Bank by the FHLB-NY. The Bank is in compliance with the membership and activity-based stock ownership requirements described above. All loans, advances and other extensions of credit made by the FHLB-NY to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments, and the capital stock of the FHLB-NY held by the Bank. The Bank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances

Prompt Corrective Action Regulations

Pursuant to the Dodd-Frank Act, federal banking agencies have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

The new capital rules provide certain changes to the prompt corrective action regulations adopted by the agencies under Section 38 of the FDIA, as amended by FDICIA.  These regulations are designed to place restrictions on U.S. insured depository institutions if their capital levels begin to show signs of weakness.  The five capital categories established by the agencies under their prompt corrective action framework are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”.

The new capital rules expand such categories by introducing a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and, beginning in 2018, the proposed supplementary leverage requirement for advanced approaches banking organizations.  The common equity tier 1 capital ratio is a new minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis.  Under the new rules, an insured depository institution is:

(i) “well capitalized,” if it has a total risk-based capital ratio of 10% or more, a tier 1 risk-based capital ratio of 8% or more, a common equity tier 1 capital ratio of 6.5% or more, and a tier 1 leverage capital ratio of 5% or more, and is not subject to any written capital order or directive;

(ii) “adequately capitalized,” if it has a total risk-based capital ratio of 8% or more, a tier 1 risk-based capital ratio of 6% or more, a common equity tier 1 capital ratio of 4.5% or more, and a tier 1 leverage capital ratio of 4% or more;

(iii) “undercapitalized,” if it has a total risk-based capital ratio that is less than 8%, a tier 1 risk-based ratio that is less than 6%, a common equity tier 1 capital ratio that is less than 4.5%, or a tier 1 leverage capital ratio that is less than 4%;

(iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 4%, a common equity tier 1 capital ratio that is less than 3%, or a tier 1 leverage capital ratio that is less than 3%; and

(v) “critically undercapitalized,” if it has a ratio of tangible equity (defined as tier capital plus non-tier 1 perpetual preferred stock) to total assets that is equal to or less than 2%.

The new capital rules also include a policy statement by the agencies that all banking organizations should maintain capital commensurate with their risk profiles,  which may entail holding capital significantly above the minimum requirements.  They also provide a reservation of authority permitting examiners to require that such organizations hold additional regulatory capital.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2013, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

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

The Federal Reserve Board has regulations with respect to risk-based and leverage capital ratios that require most intangibles, including goodwill and core deposit intangibles, to be deducted from Tier 1 Capital. The only types of identifiable intangible assets that may be included in, that is, not deducted from, an organization’s capital are readily marketable mortgage servicing assets, nonmortgage servicing assets, and purchased credit card relationships. In addition, the Federal Reserve Board has established minimum leverage ratio (Tier 1 Capital to total assets) guidelines for bank holding companies and member banks. These guidelines provide for a minimum leverage ratio of 3% for bank holding companies and member banks that meet certain specified criteria including that they have the highest regulatory rating. All other bank holding companies and member banks are required to maintain a minimum ratio of Tier 1 Capital to total assets of 4%. However, although the new capital rules adopted by the federal banking agencies in July 2013 retain the existing minimum leverage ratio requirement of 4%, they remove the 3% leverage ratio exception as of January 1, 2014 for advanced approaches banking organizations and as of January 1, 2015 for all other banking organizations. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the guidelines state that the Federal Reserve Board will continue to consider a “tangible tier 1 leverage ratio” and other indicators of capital strength in evaluating proposals for expansion or new activities.

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that will apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2014 for advanced approaches banking organizations and January 1, 2015 for other bank holding companies with consolidated assets of $15 billion or more as of December 31, 2009. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with a total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment are “grand fathered “ under the new capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2013, the Company was in compliance with all capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Transactions with Affiliates and Related Parties

Transactions between the Bank and any of its affiliates are governed by sections 23A and 23B of the Federal Reserve Act. These sections are important statutory provisions designed to protect a depository institution from transferring to its affiliates the subsidy arising from the institution’s access to the Federal safety net. An affiliate of a bank is any company or entity that controls, is controlled by, or is under common control with the bank, including investment funds for which the bank or any of its affiliates is an investment advisor. Generally, sections 23A and 23B (i) limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate to an amount equal to 10% of the bank’s capital stock and surplus, and limit such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (ii) require that all such transactions be on terms that are consistent with safe and sound banking practices. The term “covered transactions” includes the making of loans, purchase of or investment in securities issued by the affiliate, purchase of assets, acceptance of securities issued by the affiliate as collateral for a loan or extension of credit, issuance of guarantees and other similar types of transactions. The Dodd-Frank Act expanded the scope of transactions treated as “covered transactions” to include credit exposure to an affiliate on derivatives transactions, credit exposure resulting from a securities borrowing or lending transaction, or derivative transaction, and acceptances of affiliate-issued debt obligations as collateral for a loan or extension of credit. Most loans by a bank to any of its affiliates must be secured by collateral in amounts ranging from 100% to 130%  of the loan amount, depending on the nature of the collateral. In addition, any covered transaction by a bank with an affiliate and any sale of assets or provision of services to an affiliate must be on terms that are substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies. Regulation W of the Federal Reserve Board comprehensively implements sections 23A and 23B. The regulation unified and updated staff interpretations issued over the years prior to its adoption, incorporated several interpretative proposals (such as to clarify when transactions with an unrelated third party will be attributed to an affiliate), and addressed issues arising as a result of the expanded scope of non-banking activities engaged in by banks and bank holding companies and authorized for financial holding companies under the Gramm-Leach-Bliley Act.

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

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. The Company has a Compliance Department that oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities.

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including the Company, Oriental Financial Services, and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.

The U.S. Treasury Department (the “US Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal consequences for the institution. The Company and its subsidiaries, including the Bank, have adopted policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and the US Treasury’s regulations.

Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. The Company and its subsidiaries have established policies and procedures to assure the Company’s compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between the Company and external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

The Company has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2013, the Company’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2013, legal surplus amounted to $62.0 million (December 31, 2012 — $52.1 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount will include 33.33% of 50% of the bank’s retained earnings. There are no restrictions under the Banking Act on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the governments of the United States or of the Commonwealth of Puerto Rico, or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

The Puerto Rico Finance Board is composed of the Commissioner of Financial Institutions of Puerto Rico; the Presidents of the Government Development Bank for Puerto Rico, the Economic Development Bank for Puerto Rico and the Planning Board; the Puerto Rico Secretaries of Commerce and Economic Development, Treasury and Consumer Affairs; the Commissioner of Insurance; and the President of the Public Corporation for Insurance and Supervision of Puerto Rico Credit Unions. It has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is presently no maximum rate for retail installment sales contracts and for credit card purchases.

Puerto Rico Internal Revenue Code

On June 30, 2013 the Governor signed Act No. 40-2013, known as “Ley de Redistribución y Ajuste de la Carga Contributiva” (Act of Redistribution and Adjustment of Tax Burden), as amended. The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for taxable years beginning after December 31,2012 are as follows: (1) the maximum Corporate Income Tax rate was  increased from 30% to 39%; (2) the deduction allowed for determining the income subject to surtax was reduced from $750,000 to $25,000 (which must be allocated among the members of a controlled group of corporations); (3) the allowable Net Operating Loss (“NOL”) deduction was reduced to (i) 90% of the corporation’s net income subject to regular tax for purposes of computing the regular income tax and  (ii)  80% of the alternative minimum taxable income for purposes of computing the alternative minimum tax (“AMT”); (4) the NOL carryover period was extended from 10 to 12 years  for NOLs incurred in taxable years beginning after December 31, 2004 and before January 1, 2013, and from 7 to 10 years for losses incurred in taxable years beginning after December 31, 2012;  (5) a new special tax based on gross income (the “Special Tax”) was added to the Puerto Rico Internal Revenue Code of 2011, as further described below; and (6) a special tax of 1%  was imposed on insurance premiums earned after June 30, 2013.

 In the case of non-financial institutions, the Special Tax is paid as part of the AMT and thus is accounted for under the provisions of ASC 740. The applicable Special Tax rate for non-financial institutions increases gradually from 0.2% for gross income equal to or in excess of $1.0 million up to 0.85% for gross income in excess of $1.5 billion. In the case of a controlled group of corporations, the tax rate for all members of the group is determined by the aggregate gross income of all members in the group. In the case of financial institutions, the Special Tax is not part of the AMT calculation thus is accounted for as other tax not subject to the provisions of ASC 740 since the same is based on gross income. The applicable Special Tax rate for financial institutions is 1% of its gross income of a taxable year, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax of that year.

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

Volcker Rule

The so-called “Volcker Rule” adopted by the federal banking regulatory agencies under Section 619 of the Dodd-Frank Act generally prohibits insured depository institutions and their affiliates from (i) engaging in short-term proprietary trading of securities, derivatives, commodities futures and options on these instruments for their own account; and (ii) owning, sponsoring or having certain relationships with hedge funds or private equity funds.  However, it exempts certain activities, including market making, underwriting, hedging, trading in government and municipal obligations, and organizing and offering a hedge fund or private equity fund, among others.  A banking entity that engages in any such covered activity (i.e., proprietary trading or investment activities in hedge funds or private equity funds) is generally required to establish an internal compliance program reasonably designed to ensure and monitor compliance with the Volcker Rule.

      Employees

At December 31, 2013, the Company had 1,534 employees. None of its employees is represented by a collective bargaining group. The Company considers its employee relations to be good.

       Internet Access to Reports

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the “Investor Relations” link of the Company’s internet website at www.orientalbank.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

The Company’s corporate governance principles and guidelines, code of business conduct and ethics, and the charters of its audit and compliance committee, compensation committee, and corporate governance and nominating committee are available free of charge on the Company’s website at www.orientalbank.com  in the investor relations section under the corporate governance link. The Company’s code of business conduct and ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

ITEM 1A.      RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the following risk factors, as updated by other filings the Company makes with the SEC under the Exchange Act.  Additional risks and uncertainties not presently known to us at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

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

Even though the economy of Puerto Rico is closely related to the economy of the rest of the United States, prevailing economic conditions and the fiscal situation of the government of Puerto Rico led Standard & Poor’s, Moody’s and Fitch to downgrade general obligations and  certain other bonds of the Puerto Rico government below investment grade.

Despite the Commonwealth’s progress in addressing its persistent budget deficits and underfunded government retirement plans, Puerto Rico continues to face significant economic and fiscal challenges, including a protracted economic recession, sizable debt-service obligations, high unemployment and a shrinking population.   The recent Commonwealth credit downgrades by three leading rating agencies reflect only the views of such agencies, an explanation of which may be obtained from each such rating agency.  Generally, below-investment-grade securities present greater risks and can be less liquid than investment-grade securities.

The reduction in the credit ratings of Puerto Rico government debt obligations could severely weaken the demand for such securities and the Commonwealth’s access to capital markets, which may affect its ability to obtain the financing that it needs.  This may in turn increase the Commonwealth’s risk of default.

It is uncertain how capital markets may react to any future ratings downgrade in Puerto Rico government debt obligations.  However, a further deterioration of economic or fiscal conditions in Puerto Rico, with possible negative ratings implications, could adversely affect the value of our loans to the government of Puerto Rico and the value of our investment portfolio of Puerto Rico government bonds.

At December 31, 2013, we had approximately $763.4 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $696.0 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment.  Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it.  We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment.  These municipalities are required by law to levy special property taxes in such amounts as required for the payment of all of its general obligation bonds and notes.  Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

Furthermore, as of December 31, 2013, we had approximately $146.3 million in obligations issued and guaranteed by the Puerto Rico government, including certain instrumentalities or public corporations, as part of our investment securities portfolio. We continue to closely monitor the economic and fiscal situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Approximately 43% of our Puerto Rico government loans and obligations mature in the next 12 months or less. At December 31, 2013, we also had deposits of approximately $328.6 million from the government of Puerto Rico.

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

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2013, we repurchased $21.4 million of loans from GNMA and FNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or  insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for loan and lease losses, see “Note 7—Allowance for Loan and Lease Losses” to our audited consolidated financial statements included in this annual report on Form 10-K for the year ended December 31, 2013.

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

Our intangible assets could be determined to be impaired in the future and could decrease the Company’s earnings

As a result of the BBVAPR Acquisition, we are required to test our goodwill, core deposit and customer relationship intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions.  If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict the Company’s ability to make dividend payments without prior regulatory approval.

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

We use over-the-counter (“OTC”) derivatives, such as interest rate swaps and options on interest rate swaps, to manage part of our exposure to market risk caused by changes in interest rates. We have also offered certificates of deposit with an option tied to the performance of the Standard & Poor 500 stock market index and use derivatives, such as option agreements with major broker-dealer companies, to manage our exposure to changes in the value of the index. The OTC derivative instruments that we may utilize also have their own risks, which include: (i) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (ii) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (iii) legal risk, which is the risk that we are unable to enforce certain terms of such instruments. All or any of such risks could expose us to losses. Further, as a result of the new regulatory regime for OTC derivatives enacted under the Dodd-Frank Act, and the regulations issued thereunder by the SEC and the Commodity Futures Trading Commission, we are subject to additional reporting, recordkeeping and other requirements in connection with our use of OTC derivatives.

If the counterparty to an OTC derivative contract fails to perform, our credit risk is equal to the net fair value of the contract. We deal with counterparties that have high quality credit ratings at the time we enter into the counterparty relationships. However, there can be no assurances that the counterparties will have the ability to perform under their contracts. If the counterparty fails to perform, including as a result of the bankruptcy or insolvency of such counterparty, we would incur losses as a result.

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

Under the new capital rules adopted by the federal banking regulatory agencies to implement the so-called “Basel III” capital framework in the United States, banking organizations will generally be required to include gains and losses on their securities holdings classified as available-for-sale (“AFS”) in common equity tier 1 capital (“CET1”). This aspect of the rules will be phased in over several years with full gain and loss flow-through to capital starting in 2018.  Currently, unrealized losses on AFS equity securities are counted against Tier 1 Capital, unrealized gains on AFS equity securities are partially included in Tier 2 Capital and unrealized gains and losses on AFS debt securities are excluded from regulatory capital.  However, these unrealized gains and losses are reflected in stockholders’ equity under accounting principles generally accepted in the United States (“GAAP”).  As part of the new capital rules, the agencies introduced the concept of CET1, which is comprised of qualifying common stock instruments, retained earnings, accumulated other comprehensive income (“AOCI”), certain qualifying minority interests in consolidated subsidiaries and other adjustments, and establish a new minimum ratio of CET1 to total risk-weighted assets of 4.5% beginning in 2015 and a capital conservation buffer of 2.5% to be phased in over several years through 2018.  Because of the inclusion of AOCI, unlike the current general risk-based capital rules, unrealized gains and losses on all AFS-classified securities would flow through to CET1 capital, after the transition period.

However, under the new capital rules, a banking organization, such as us, that is not subject to the advanced approaches rule may make a one-time election not to include most elements of AOCI in regulatory capital and instead effectively use the existing treatment under general risk-based capital rules that excludes most AOCI elements from regulatory capital.  Any such banking organization must make its AOCI opt-out election in its first Consolidated Reports of Condition and Income (Call Report) or FR Y–9 series report that is filed after it becomes subject to the new rules.  If we do not make a timely AOCI opt-out election, we will be required to recognize AOCI (excluding accumulated net gains and losses on cash-flow hedges that relate to the hedging of items that are not recognized at fair value on the balance sheet) in regulatory capital as of the first quarter of 2015 and continuing thereafter.  In such case, our CET1 levels would likely be significantly more volatile under the new capital rules than previously because unrealized gains and losses on AFS classified securities recognized in stockholders’ equity on the balance sheet for accounting purposes would also be incorporated for regulatory capital purposes.  Accordingly, a decline in the market value of our investment securities portfolio could adversely impact our regulatory capital ratios.

Market conditions and actions by governmental authorities may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends in part on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our mortgage-backed securities (“MBS”) portfolio. Changes in interest rates and prepayments affect the market price of MBS that we may purchase and any MBS that we may hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting this analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. U.S. government programs aimed at assisting homeowners, including the Homeowner Affordability and Stability Plan , the Home Affordable Refinancing Program (“HARP”) , and the Home Affordable Modification Program (“HAMP”) , could cause an increase in prepayment rates. On February 1, 2012, President Obama proposed legislation to expand HARP in order to allow a greater number of homeowners to refinance their mortgages at historically low interest rates. If the dislocations in the residential mortgage market, recent or future government actions, or other developments change the way that prepayment trends have historically responded to interest rate changes, it would significantly affect our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) adopt techniques to reduce our prepayment rate volatility. This could adversely affect our results of operations or financial position .

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

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the recession, we have experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates have decreased in the short term, they may increase if the economy falls back into a recession. If there is another decline in economic activity, additional increases in the allowance for loan and lease losses could be necessary with further adverse effects on our profitability.

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

The housing market in the U.S. went through a correction of historic proportions. After a period of several years of booming housing markets, fueled by liberal credit conditions and rapidly rising property values, the sector  entered a substantial correction in early 2007. The general level of property values in the U.S. as measured by several indices widely followed by the market declined. These declines were the result of ongoing market adjustments that  aligned property values with income levels and home inventories. The U.S. residential real estate market has shown signs of recovery driven by lower interest rates, fewer foreclosures, high affordability of home ownership, and satisfying demand that has built up during a period of economic uncertainty. However, we cannot predict whether the recovery will continue or if and when the market and related economic forces will return the U.S. residential real estate industry to a period of sustained growth. Diverse macroeconomic developments could also slow or impair a housing recovery and if the real estate market or the economy as a whole does not improve, we may experience material adverse effects on our business or financial condition and liquidity, including our investment securities and wholesale funding portfolios. Furthermore, any concern regarding the long-term sovereign credit rating of the United States, including due to concerns related to U.S. federal fiscal policy or difficulties in addressing federal debt levels, could stress the capital markets in the United States and globally and could have a negative impact on our investment securities and wholesale funding portfolios.

Our business could be adversely affected if we cannot maintain access to stable funding sources.

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and other alternative sources; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 30% of our total interest-bearing liabilities as of December 31, 2013.

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

We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, make payments on corporate debt securities and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which Oriental Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act of 1913 and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Further, under the new capital rules adopted by the federal banking regulatory agencies, a banking organization will need to hold a capital conservation buffer (composed of common equity tier 1 capital) greater than 2.5% of total risk-weighted assets to avoid limitations on capital distributions and discretionary bonus payments.  Compliance with the capital conservation buffer is determined as of the end of the calendar quarter prior to any such capital distribution or discretionary bonus payment, and is subject to a three-year transition period beginning in 2016.

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

Although the covered loan portfolios acquired by us were initially accounted for at fair value, certain of such loans have become impaired and we have recorded $52.7 million in allowance for loan losses related to this portfolio. There is no assurance that loans in this portfolio will not become impaired or further impaired, which may result in additional provision for loan and lease losses related to these portfolios. The fluctuations in economic conditions, including those related to the Puerto Rico residential and commercial real estate and construction markets may increase the level of provision for credit losses that we make to our loan portfolio and portfolios acquired in the FDIC-assisted acquisition, and consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower and to affiliates; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as us, from including in regulatory tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; (vii) caps on the interchange fees that banks are able to charge merchants for debit card transactions pursuant to the “Durbin Amendment”; and (viii) numerous other provisions designed to improve supervision and oversight of the financial services industry. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency, and the FDIC. It also creates a new consumer financial protection regulator, the CFPB, which assumed most of the consumer financial protection regulatory responsibilities that were exercised by federal banking regulators and other agencies. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly-traded companies, including us.

Certain recent regulatory changes under the Dodd-Frank Act apply only to depository institutions with more than $10 billion in total assets, including requirements to undergo regular “stress testing” of capital under hypothetical adverse economic scenarios, “large bank” adjustments to assessments paid to the FDIC for deposit insurance, supervision and examination by the  CFPB, and requirements to establish a risk committee on a company’s board of directors. In addition, financial institutions with more than $10 billion in assets will not be eligible for the “commercial end user” exemption to Dodd-Frank Act’s mandatory clearing requirements for swaps and security-based swaps transactions used to hedge commercial risk. If we grow to have more than $10 billion in assets through additional acquisitions or organic growth, our costs of doing business would be likely to increase permanently as a result of these requirements.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns a fifteen-story office building the property located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center. The Company operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 66% of the office floor space. Approximately 34% of the office space is leased to outside tenants .The Company also leases offices at 997 San Roberto Street, Professional Offices Park, San Juan, Puerto Rico, known as Oriental Tower.

The Bank owns ten branch premises and leases forty-five branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2013, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Company, was $57.8 million.

The Company’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2013, was $106.4 million, gross of accumulated depreciation.

ITEM 3.      LEGAL PROCEEDINGS

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

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Company’s common stock for each quarter in the years ended December 31, 2013 and 2012, as well as cash dividends declared for such periods are set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Company and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2013, the Company had approximately 3,896 holders of record of its common stock, including all directors and officers of the Company, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in the Company’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2009, and (ii) the difference between the share price at the beginning and the end of the measurement period, by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
OFG Bancorp	100.00	182.01	213.25	210.64	237.07	312.73
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank	100.00	98.97	110.90	85.88	115.90	159.12

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2013, 2012, 2011, 2010, AND 2009

	Year Ended December 31,
	2013	2012	2011	2010	2009
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$493,632	$260,808	$297,295	$303,785	$319,470
Interest expense	83,960	103,518	156,362	168,878	188,994
Net interest income	409,672	157,290	140,933	134,907	130,476
Provision for non-covered loan and lease losses	67,559	13,854	15,200	15,914	15,650
Provision for covered loan and lease losses, net	5,335	9,827	(1,387)	6,282	-
Total provision for loan and lease losses, net	72,894	23,681	13,813	22,196	15,650
Net interest income after provision for loan and lease losses	336,778	133,609	127,120	112,711	114,826
Non-interest income	17,513	26,279	32,455	4,930	(903)
Non-interest expenses	264,554	132,032	124,259	112,105	84,005
Income before taxes	89,737	27,856	35,316	5,536	29,918
Income tax expense (benefit)	(8,709)	3,301	866	(4,298)	6,973
Net Income	98,446	24,555	34,450	9,834	22,945
Less: dividends on preferred stock	(13,862)	(9,939)	(4,802)	(5,335)	(4,802)
Less: deemed dividends on preferred stock beneficial conversion future	-	-	-	(22,711)	-
Income (loss) available to common shareholders	$84,584	$14,616	$29,648	$(18,212)	$18,143
PER SHARE DATA:
Basic	$1.85	$0.35	$0.67	$(0.50)	$0.75
Diluted	$1.73	$0.35	$0.67	$(0.50)	$0.75
Average common shares outstanding	45,706	41,626	44,433	36,704	24,289
Average common shares outstanding and equivalents	53,033	45,304	44,524	36,710	24,306
Book value per common share	$15.74	$15.31	$15.28	$14.39	$10.93
Tangible book value per common share	$13.60	13.10	$15.19	$14.30	$10.84
Market price at end of period	$17.34	13.35	$12.11	$12.49	$10.80
Cash dividends declared per common share	$0.26	0.24	$0.21	$0.17	$0.16
Cash dividends declared on common shares	$11,875	10,067	$9,153	$6,820	$3,888
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.15%	0.37%	0.48%	0.14%	0.36%
Return on average tangible common stockholders' equity	14.01%	2.32%	4.54%	-3.55%	6.91%
Return on average common equity (ROE)	12.03%	2.29%	4.50%	-3.63%	7.14%
Equity-to-assets ratio	10.85%	9.38%	10.38%	10.01%	5.03%
Efficiency ratio	53.45%	64.05%	66.26%	64.31%	51.82%
Interest rate spread	5.46%	2.59%	2.15%	2.00%	2.13%
Interest rate margin	5.46%	2.67%	2.19%	2.03%	2.17%

	December 31,
	2013	2012	2011	2010	2009
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$1,614,809	$2,233,265	$3,867,970	$4,413,957	$4,974,269
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,662,458	4,762,330	1,169,916	1,145,320	1,138,837
Loans and leases covered under shared-loss agreements with the FDIC, net	356,961	395,307	496,276	620,711	-
Total investments and loans	$6,634,228	$7,390,902	$5,534,162	$6,179,988	$6,113,106
Deposits and borrowings
Deposits	$5,383,265	$5,690,579	$2,437,796	$2,628,167	$1,786,880
Securities sold under agreements to repurchase	1,267,618	1,695,247	3,056,238	3,456,781	3,557,308
Other borrowings	439,816	791,417	427,063	427,395	435,876
Total deposits and borrowings	$7,090,699	$8,177,243	$5,921,097	$6,512,343	$5,780,064
Stockholders’ equity
Preferred stock	$176,000	$176,000	$68,000	$68,000	$68,000
Common stock	52,707	52,671	47,809	47,808	25,739
Additional paid-in capital	538,071	537,453	499,096	498,435	213,445
Legal surplus	61,957	52,143	50,178	46,331	45,279
Retained earnings	133,629	70,734	68,149	51,502	77,584
Treasury stock, at cost	(80,642)	(81,275)	(74,808)	(16,732)	(17,142)
Accumulated other comprehensive income	3,191	55,880	37,131	36,987	(82,739)
Total stockholders' equity	$884,913	$863,606	$695,555	$732,331	$330,166
Capital ratios
Leverage capital	9.11%	6.55%	9.65%	9.56%	6.52%
Tier 1 risk-based capital	14.35%	13.18%	31.84%	30.98%	18.79%
Total risk-based capital	16.14%	15.40%	33.12%	32.26%	19.85%
Tier 1 common equity to risk-weighted assets	10.44%	9.36%	27.01%	28.08%	15.83%
Financial assets managed
Trust assets managed	$2,796,923	$2,514,401	$2,216,088	$2,175,270	$1,818,498
Broker-dealer assets gathered	2,493,324	2,722,197	1,926,148	1,695,634	1,269,284
Total assets managed	$5,290,247	$5,236,598	$4,142,236	$3,870,904	$3,087,782

The ratios shown below demonstrate the Company’s ability to generate sufficient earnings to pay the fixed charges or expenses of its debt and preferred stock dividends. The Company’s consolidated ratios of earnings to combined fixed charges and preferred stock dividends were computed by dividing earnings by combined fixed charges and preferred stock dividends, as specified below, using two different assumptions, one excluding interest on deposits and the second including interest on deposits:

	Year Ended December 31,
	2013	2012	2011	2010	2009
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding Interests on Deposits	2.26x	1.21x	1.26x	(A)	1.18x
Including Interests on Deposits	1.75x	1.15x	1.19x	(A)	1.13x

(A)  In 2010, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Company would have had to generate additional earnings of $22.0 million to achieve a ratio of 1:1 in 2010.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Company’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Company’s outstanding preferred stock. As of the dates presented above, the Company had noncumulative perpetual preferred stock issued and outstanding amounting to $176.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value; (iii) Series C amounting to $84.0 million or 84,000 shares at a $1,000 liquidation value; and (iv) Series D amounting to $24.0 million or 960,000 shares at a $25 liquidation value.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2013

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform with generally accepted accounting principles (“GAAP”) in the United States of America and general practices within the financial services industry. The Company’s significant accounting policies are described in detail in Note 1 to the audited consolidated financial statements and should be read in conjunction with this section.

Critical accounting policies require management to make estimates and assumptions, which involve significant judgment about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The following MD&A section is a summary of what management considers the Company’s critical accounting policies.

Business Combinations

The Company accounted for the BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC applicable to the FDIC-assisted acquisition. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Because the FDIC has agreed to reimburse the Company for losses related to the acquired loans in the FDIC-assisted acquisition, subject to certain provisions specified in the agreements, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the loans covered under FDIC shared-loss agreements, and is measured on the same basis, subject to collectability or contractual limitations. The loss share indemnification asset on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties. The initial valuation of these loans and related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, the specific terms and provisions of any shared-loss agreements, and specific industry and market conditions that may impact independent third-party appraisals. The Company applied the guidance of ASC Subtopic 310-30 – “Loans and Debt Securities Acquired with Deteriorated Credit Quality” (“ASC 310-30”) to most of the loans acquired in the FDIC-assisted acquisition (including applying  ASC 310-30 by analogy to loans that do not meet the scope of ASC 310-30 but meet certain other criteria as outlined below), except for credit cards. Also, the Company applied the guidance of ASC 310-30 to most of the loans from the BBVAPR Acquisition, except for credit cards, retail and commercial lines of credits, floor plans and performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 which were acquired at a premium.

ASC 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (1) credit deterioration on the loan from its inception until the acquisition date and (2) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated. Acquired loans that meet the definition of nonaccrual status fall within the Company’s definition of impaired loans under ASC 310-30. Performing loans would generally not meet either criteria and, therefore , not fall within the scope of ASC 310-30. Many of the acquired loans that did not meet the Company’s definition of non-accrual status also resulted in the recognition of a discount attributable to credit quality.

The Company elected to analogize to ASC 310-30 and only accrete the portion of the fair value discount unrelated to credit pursuant to the provisions of the AICPA letter dated December 18, 2009, where the AICPA summarized the SEC Staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. The Company adopted an accounting policy coincident with the Eurobank acquisition to consistently apply by analogy the expected cash flow approach under 310-30 to acquired loan portfolios. ASC 310-30 allows the grouping of loans with common risk characteristics for purposes of accounting of the purchased assets and accretable yield. The criteria followed for the pooling of loans with common risk characteristics was based on the line of business, default risk, collateral type, and size. Loans with expected cash flows over certain amount were placed in single loan pools.

Allowance for Loan and Lease Losses for Non-covered Loans and Leases

During the third quarter of 2013, management changed the methodology of the general reserve calculation for originated and other loans and for loans acquired and accounted for under ASC 310-20 in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. Principal changes are concentrated in the commercial, consumer and auto and leasing portfolios. Commercial loan portfolio was further segmented by business line (corporate, institutional, middle market, commercial retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's past twelve-month historical loss experience and the consideration of environmental factors. Environmental factors considered are: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including the Company’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the loss experience factors and the environmental factors will be the GVA factor to be used for the determination of the allowance for loan and lease losses on each category. Consumer consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans.  The allowance factor of consumer loans, consisting of the historical loss factors and the environmental risk factors will be calculated for each group of loans by delinquency bucket. Auto and leasing factor on these loans is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto and leasing portfolio will be segmented by FICO score at origination.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company determined the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans and auto and leasing, as follows:

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, vintages, the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages.

Commercial loans:  The commercial portfolio is segmented by collateral type (secured by real estate and other commercial and industrial assets). During the third quarter of 2013, the commercial portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate). The loss factor used for the general valuation reserve (“GVA”) of these loans is established considering the Bank's past twelve-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors is the GVA factor  used for the determination of the allowance for loan and lease losses on each category.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors will be calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit committee of the Bank. In addition, this segment includes personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on auto and leasing portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets. For the determination of the allowance factor, the portfolio is segmented by FICO score at origination.

The Company establishes its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. The Company continues to monitor and modify the level of the allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.

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

Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP as prescribed by ASC and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Company’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

Allowance for Loan and Lease Losses for Covered Loans and Leases

Covered loans are accounted for under ASC Subtopic 310-30 and our policy is consistent with our policy for non-covered acquired loans. For covered loans, the portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

The Company determines the fair value of its financial instruments based on the fair value measurement framework, which establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

OVERVIEW OF FINANCIAL PERFORMANCE

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the foregoing “Selected Financial Data” and the Company’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk Factors” for discussion of the uncertainties, risks and assumptions associated with these statements.

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

In December 18, 2012, the Company completed the BBVAPR Acquisition. By acquiring the BBVAPR companies, we accelerated our long-standing goal of creating a more stable balance sheet, with a larger and more diversified loan portfolio, a greater retail deposit funding base, and a smaller investment securities portfolio, thereby improving earnings stability.

During 2013, we focused on two main initiatives: continuing to grow our banking operations, and successfully completing the integration of the BBVAPR Acquisition before the end of the year.  Operating revenue for 2013 increased 132.7%, or $243.6 million, to $427.2 million when compared to the same period in 2012.

The table below presents the Company’s operating revenue for 2013, 2012, and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
OPERATING REVENUE
Net interest income	$409,672	$157,290	$140,933
Non-interest income	17,513	26,279	32,455
Total operating revenue	$427,185	$183,569	$173,388

Interest Income

Total interest income for 2013 increased 89.3% to $493.6 million, as compared to 2012. This was a result of an increase in interest income from loans of $278.5 million, or 168.4% when compared to 2012. This increase was partially offset by a decrease in interest income from investments of $45.7 million, or 47.9%, compared to 2012.  This result was mostly due to the increase in non-covered loan portfolio with the BBVAPR Acquisition on December 18, 2012.  In addition, the yield on covered loans increased from 19.02% for 2012 to 24.64% for 2013. Interest income from covered loans benefitted from an additional $18.6 million due to higher recoveries than previously expected. This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The covered portfolio is beginning to have cost recoveries on pools with lower carrying amounts, and these recoveries have the effect of increasing net interest income. The accretable yield amounted to $163.0 million at December 31, 2013 compared to $188.0 million at December 31, 2012.

Interest income from investments reflects a 47.9% decrease for 2013, as compared to 2012, primarily related to the lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Interest Expense

Total interest expense for 2013 decreased 18.9% to $84.0 million, as compared to 2012. This reflects the lower cost of deposits (0.73% vs. 1.24%) for 2013 as compared to 2012, partially offset by higher costs of securities sold under agreements to repurchase (2.16% vs. 2.09%). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits. This decrease in expense is also affected by the reduction in the repurchase agreements as a result of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Net Interest Income

Net interest income for  2013 was $409.7 million, an increase of 160.5% when compared with 2012, as OFG transformed its revenue profile, with investment securities producing only 10.1% of interest income in 2013 versus 36.6% in 2012.

Net interest margin of 5.46% for 2013, increased 279 basis points when compared to 2012.

Provision for Loan and Lease Losses

Provision for non-covered loans losses for 2013 increased $53.7 million when compared to 2012. The increase during the year is mostly due to the net impact of $21.0 million in additional provision for loan and lease losses due to reclassification to held-for-sale of non-performing residential mortgage loans with a book value of $55.2 million, which were sold later during the year, and the increase in loan average balances in 2013. Provision for covered loans losses for 2013 decreased $4.5 million when compared to 2012 mainly driven by required provisions during 2012 for construction and development and commercial real estate loan pools that underperformed or whose workout periods extended from original estimates.

Non-Interest Income

During 2013, core banking and financial services revenues increased 74.6% to $85.3 million as compared to 2012, primarily reflecting a $30.9 million increase in banking services revenue to $44.7 million for 2013, due to more products and services and a larger customer base.

The FDIC shared-loss expense of $69.3 million for 2013 compared to $28.0 million for 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. During 2013, the net amortization included $16.6 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools.

There was no gain or loss on the sale of securities in 2013 as compared to gains of $74.2 million in 2012. Losses from derivative activities were only $220 thousand in 2013, compared to losses of $43.0 million in 2012. Gain on extinguishment of debt of $1.1 million in 2013, compared to losses of $26.1 million in 2012. The 2012 results reflect $12.9 million in net costs for deleveraging the balance sheet.

Non-Interest Expense

Non-interest expense increased to $264.6 million for 2013 compared to $132.0 million in 2012, due to the Company’s expanded operations as a result of the BBVAPR Acquisition, including merger and restructuring costs of $17.5 million for 2013. The 2013 results reflect the integration of BBVAPR, with the successful conversion of technology platforms and consolidation of other resources.

Also, the 2013 reflects a $5.3 million impact of the new 1.0% tax on gross revenues, recently enacted as part of certain amendments to the Puerto Rico tax code.

The efficiency ratio for 2013 was 53.45%  compared to 64.05% for 2012.

Income Tax Expense

Income tax benefit of $8.7 million for 2013 compared to an income tax expense of $3.3 million for 2012. The income tax benefit of $8.7 million for 2013 was due to the recent amendments to the Puerto Rico tax code that resulted in a $38.1 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in the corporate income tax rate to 39% from 30% partially offset by the Company’s resulting higher effective rate of 33%.

Income Available to Common Shareholders

For 2013, the Company’s income available to common shareholders amounted to $84.6 million compared to $14.6 million for 2012. Income per basic common share and fully diluted common share were $1.85 and $1.73, respectively, for 2013, compared to income per basic and fully diluted common share of $0.35 for 2012.

Interest Earning Assets

The loan portfolio declined to $5.019 billion at December 31, 2013 compared to $5.158 billion at December 31, 2012 primarily due to the early pay down of some commercial loans and the sale in 2013 of non-performing residential mortgage loans with a book value of $55.2 million. The investment portfolio of $1.615 billion at December 31, 2013 decreased 27.7% compared to $2.233 billion at December 31, 2012. The decrease in the investments portfolio is mainly due to redemptions and maturities of investment securities available for sale.

Interest Bearing Liabilities

Total deposits decreased to $5.383 billion at December 31, 2013, compared to $5.691 billion at December 31, 2012. Non-maturing deposit balances increased 4.9%, to $3.2 billion, while higher-priced time deposits declined 21.4% as part of efforts to reduce the cost of deposits, which averaged 0.73% in 2013 compared to 1.24% in 2012. Securities sold under agreements to repurchase decreased 25.2%, or $427.6 million, as the Company used available cash to pay off $427.9 million of repurchase agreements at maturity. During 2013, the Company settled, prior to maturity, a former BBVAPR subordinated note of $50 million.

Stockholders’ Equity

Stockholders’ equity at December 31, 2013 was $884.9 million compared to $863.6 million at December 31, 2012, an increase of 2.5%. This increase reflects the net income for 2013, partially offset by the change in other comprehensive income.

Book value per share was $15.74 at December 31, 2013 compared to $15.31 at December 31, 2012.

The Company maintains capital ratios in excess of regulatory requirements. At December 31, 2013, Tier 1 Leverage Capital Ratio was 9.11%, Tier 1 Risk-Based Capital Ratio was 14.35%, and Total Risk-Based Capital Ratio was 16.14%.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for 2013 was 12.03% compared to 2.29% for 2012. Return on average assets (“ROA”) for 2013 was 1.15% compared to 0.37% for 2012. The increases in ROE and ROA are mostly due to 300.9% increase in net income from $24.6 million in 2012 to $98.4 million in 2013.

Assets under Management

At December 31, 2013, total assets managed by the Company’s trust division and CPC increased 11.24% to $2.797 billion, compared to $2.514 billion at December 31, 2012. At December 31, 2013, total assets managed by the securities-broker-dealer subsidiary from its customer investment accounts decreased 8.4% to $2.493 billion, compared to $2.722 billion at December 31, 2012. Changes in trust and broker-dealer related assets primarily reflect a reduction in portfolio and differences in market values.

Lending

Total loan production of $1.484 billion for 2013 increased 222.1% year over year. Total commercial loan production of $700.8 million for 2013, increased 266.9% from 2012. These increases are directly related to the BBVAPR Acquisition as the Company continues building a strong institutional pipeline.

Mortgage loan production of $306.6 million for 2013 increased 51.2% from 2012. The Company sells most of its conforming mortgage loans in the secondary market and retains the servicing rights. The increase in mortgage loan production is the result of the integration the mortgage operations of BBVAPR into Oriental Bank.

Consumer loan production for 2013 totaled $101.4 million, up 218.7% when compared with 2012. The increase in consumer lending is the result of the benefits of a larger branch network and origination platform following the BBVAPR Acquisition.

Auto and leasing production for 2013 totaled $375.2 million, up from $35.2 million in 2012. The increase is mainly attributed to the significant auto loan business newly acquired by the Company in the BBVAPR Acquisition.

While the loan portfolio remains greater than it was a year ago and loan production for 2013 has increased considerably from 2012, total loan portfolio  declined by $138.2 million from $5.158 billion at December 31, 2012 to $5.019 billion at December 31, 2013, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios, scheduled pay downs of Puerto Rico government obligations of approximately $168.0 million, and the sale of residential non-performing loans to held-for-sale.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased from $10.9 million to $46.4 million during 2013, representing 2.69% of average non-covered loans outstanding versus 0.93% in 2012. The credit losses for 2013 include a $27 million charge-off from nonperforming mortgage loans transferred into the loan held-for-sale category which were later sold during the year. The allowance for loan and lease losses on non-covered loans increased to $54.3 million. The allowances for loan and leases, excluding acquired loans, increased to $49.1 million (2.04% of total non-covered loans, excluding acquired loans) at December 31, 2013, compared to $39.9 million (3.22% of total non-covered loans, excluding acquired loans) at December 31, 2012. The increase reflects higher loan balances, particularly in the auto and consumer portfolios, partially offset by the reduction in residential non-performing loans from the aforementioned sale of these assets during the year.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, decreased to $86.2 million at December 31, 2013 compared to $146.6 million at December 31, 2012 primarily due to the reclassification of certain non-performing residential mortgage loans with a net book value of $55.2 million, to the loan held-for-sale category which most of them were later sold during the year.

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

Net Interest Income

Comparison of the years ended December 31, 2013 and 2012

Net interest income is a function of the difference between rates earned on the Company’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Company constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2013 and 2012.

Net interest income amounted to $409.7 million for 2013, a 160.05% increase from $157.3 million for 2012. These changes reflect a decrease of 18.9% in interest expense and an increase of 168.4% in interest income from loans, partially offset by a 47.9% decrease in interest income from investments when comparing the years 2013 and 2012.

Interest rate spread for 2013 increased 287 basis points to 5.46% from 2.59% in 2012. This increase is mainly due to the net effect of a 71 basis point decrease in the average cost of funds from 1.83% to 1.12%, and a 216 basis point increase in the average yield of interest-earning assets from 4.42% to 6.58%.

The increase in interest income for the year was primarily the result of an increase of  $174.0 million in interest-earning assets volume variance, and a $58.8 million increase in interest rate variance. Interest income from loans increased 168.4% to $443.9 million for 2013, mainly due to the loan portfolio acquired as part of the BBVAPR Acquisition. This was mitigated by the fact that interest income on investments decreased 47.9% to $49.7 million in 2013, compared to 2012, reflecting a lower balance in the investment securities portfolio due to the sale of investments securities as part of the deleverage executed during the third and fourth quarters of 2012 in connection with the BBVAPR Acquisition.

Interest expense decreased 18.9% to $84.0 million for 2013. The decrease was primarily the result of  a $33.0 million decrease in interest rate variance, partially offset by a $13.4 million increase in interest-bearing liabilities volume variance. The decrease in interest rate variance is due to a reduction in the cost of funds and the increase in the volume variance is due to the increase in the balance of deposits, which reflected a decrease in cost of funds of 71 basis points to 1.12% for 2013, compared to 2012.  The cost of deposits decreased 51 basis points to 0.73% for 2013, compared to 1.24% for 2012, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost brokered deposits and time deposits during 2013. The cost of borrowings increased  2 basis points to 2.28% in 2013, compared to 2.26% for 2012.

For 2013, the average balance of total interest-earning assets was $7.500 billion, an increase of 27.1% compared to 2012. The increase in average balance of interest-earning assets was mainly attributable to an increase of 181.6% in average loans for 2013, resulting from the acquisition of the BBVAPR loan portfolio, mitigated by a reduction of 41.1% in the average investments for 2013 as a result of the aforementioned sale of investments as part of the deleverage plan in connection with the BBVAPR Acquisition. For 2013, the average yield on interest-earning assets was 6.58% compared to 4.42% for 2012. This was mainly due to the increase in average balance and higher average yields in the non-covered loan portfolio, which their average yield increased to 7.46% for 2013 from  5.88% for 2012.

Comparison of the years ended December 31, 2012 and 2011

Table 1/A above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2012 and 2011.

Net interest income amounted to $157.3 million for 2012, an 11.6% increase from $140.9 million in 2011. These changes reflect a decrease of 33.8% in interest expense and an increase of 21.4% in interest income from loans, partially offset by a 40.8% decrease in interest income from investments for 2012 compared to 2011.

Interest rate spread for 2012 increased 48 basis points from 2.13% in 2011 to 2.59% in 2012. This increase is mainly due to the net effect of a 65 basis points decrease in the average cost of funds from 2.48% to 1.83%, and a 19 basis points decrease in the average yield of interest-earning assets from 4.61% to 4.42%.

The decrease in interest income was primarily the result of a decrease of $23.9 million in interest-earning assets volume variance, and a $12.6 million decrease in interest rate variance.  Interest income on investments decreased 40.8% to $95.4 million in 2012, compared to 2011, reflecting a lower balance in the investment securities portfolio, a lower yield on investment securities and an increase in premium amortization due to increased prepayment speeds.  Interest income from loans increased 21.4% to $165.4 million for 2012.  In 2012, interest income from covered loans increased 26.2% to $85.4 million, compared to 2011, mainly due to the re-yielding of various pools of covered loans during the second half of 2011.

Interest expense decreased 33.8% to $103.5 million for 2012. This decrease was primarily the result of a $34.9 million decrease in interest rate variance, and a $18.0 million decrease in interest-bearing liabilities volume variance. These decreases are due to a reduction in the balance of interest bearing liabilities and the cost of funds.  Interest-bearing liabilities interest rate spread decreased 65 basis points to 1.83% for 2012, compared to 2011. The cost of deposits decreased 60 basis points to 1.24% for 2012, compared to 1.84% for 2011, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost wholesale deposits during the period. The cost of borrowings decreased by 63 basis points to 2.26% in 2012, compared to 2.89% for 2011. The decrease in the cost of borrowings is attributable to the fact that in December 2011, as previously reported, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Company paid off $300 million of these repurchase agreements, and the remaining balance of $300 million was renewed for an average period of approximately three and a half years at an effective fixed rate of 2.36%. To further reduce cost of borrowings, in May 2012, the Company renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  In addition, during the second half of 2012, the Company terminated repurchase agreements amounting to $1.357 billion with an average cost of 1.31%. Also, interest bearing liabilities decreased due to the repayment in March 2012 of the TLGP notes at maturity.

For 2012, the average balance of total interest-earning assets was $5.899 billion, a decrease of  8.5% from 2011. The decrease in average balance of interest-earning assets was mainly attributable to a 13.3% decrease for 2012, in average investments, in addition to a 4.3% decrease in average loans compared to 2011 resulting from normal pay downs of covered loans and to the re-yielding of various pools of covered loans mainly during the second half of 2011.  The decrease in the investment portfolio reflects a reduction in the available-for-sale portfolio, due to the sale of approximately $1.403 billion in investment securities during 2012 as part of the deleverage plan in connection with the BBVAPR Acquisition.  As of December 31, 2012, the Company had $868.7 million in cash and cash equivalents and $80.0 million in securities purchased under agreements to resell, compared to $591.5 million in cash and cash equivalents and no securities purchased under agreements to resell as of December 31, 2011.

For 2012, the average yield on interest-earning assets was 4.42% compared to 4.61% for 2011. This was mainly due to a decrease in the investment portfolio yield from 3.42% to 2.33% for 2012.  However, such decrease was partially offset by the higher average yields in the loan portfolio, mainly due to the covered loans that had an average yield of 19.02% for 2012, compared to 12.13% for 2011.

During  2013, the Company’s pre-tax pre-provision operating income was approximately $248.1 million, an increase of 213.6% from $79.1 million in the same period of last year. Pre-tax pre-provision operating income is calculated as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$409,672	$157,290	$140,933
Core non-interest income:
Financial service revenue	30,924	25,350	20,571
Banking service revenue	44,656	13,796	12,663
Mortgage banking activities	9,689	9,705	9,876
Total core non-interest income	85,269	48,851	43,110
Non-interest expenses	264,554	132,032	124,259
Less merger and restructuring charges	(17,660)	(4,990)	-
	246,894	127,042	124,259
Total pre-tax pre-provision operating income	$248,047	$79,099	$59,784

Tangible common equity consists of common equity less goodwill, core deposit intangibles and customer relationship intangible. Tier 1 common equity consists of common equity less goodwill, core deposit intangibles, net unrealized gains on available for sale securities, net unrealized losses on cash flow hedges, and disallowed deferred tax asset and servicing assets.  Ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets are non-GAAP measures.

At December 31, 2013, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 7.63% and 12.10%, respectively, from 6.49% and 11.75% at December 31, 2012.  Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at December 30, 2013 increased to 17.23% and 10.44%, respectively, from 16.45% and 8.76% at December 31, 2012.

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

Comparison of the years ended December 31, 2012 and 2011

Interest Income

Total interest income for 2012 decreased 12.3% to $260.8 million, as compared to the same period in 2011. Such decrease primarily reflects a 40.8% decrease on interest income from investments for 2012, primarily related to lower yields and a lower balance in the investment securities portfolio as a result of the sale of $1.510 billion in mortgage-backed securities. Also, there was an increase in premium amortization due to increased prepayment speeds. The yield on investments decreased from 3.42% for 2011 to 2.33% for 2012.

The decrease in interest income on investments was mitigated by an increase in interest income from covered loans from $67.7 million for 2011 to $85.4 million in 2012.  The yield on covered loans increased from 12.13% in 2011 to 19.2% in 2012.  This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these loan pools. The accretable yield amounted to $188.0 million at December 31, 2012 compared to $188.8 million at December 31, 2011.  In addition, interest income from non-covered loans increased from $68.6 million for 2011 to $80.0 million for 2012.

Interest Expense

Total interest expense for 2012 decreased 33.8% to $103.5 million as compared to 2011.  This reflects the lower cost of both, securities sold under agreements to repurchase (2.09% vs. 2.74%) and deposits (1.24% vs. 1.84%) for 2012 as compared to 2011, which reflects continuing progress in the repricing of the Company’s core retail deposits and further reductions in its cost of funds.

In December 2011, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Company paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately 3.5 years at an effective fixed rate of 2.36%. To further reduce its cost of borrowings, in May 2012, the Company renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  During the second half of 2012, the Company terminated repurchase agreements amounting to $1.357 billion with an average cost of 1.31%.  As a result of the aforementioned transactions, total interest expense on securities sold under agreements to repurchase declined 35.1% in 2012 as compared to 2011.

Net Interest Income

Net interest income for 2012 was $157.3 million, an increase of 11.6% when compared with 2011.  The increase for 2012 was mostly due to the net effect of a 26.2% increase in interest income from covered loans as a result of higher yields and a 33.8% decrease in interest expense due to lower cost of funds, partially offset by a decrease of 40.8% on interest income from investments, related to lower yields and a lower balance in the investment securities portfolio.

Net interest margin of 2.67% for 2012 increased 48 basis points when compared to 2011.

Provision for Loan and Lease Losses

Provision for non-covered loans and lease losses for 2012 decreased $1.3 million when compared to 2011, reflecting improvement in credit quality.  Provision for covered loans and lease losses for 2012 was $9.8 million, reflecting the Company’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. During the first quarter of 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC. Additional net provisions of $1.5 million, $221 thousand and $982 thousand were recorded for the second, third and fourth quarters of 2012, respectively, as quarterly reviews of credit assumptions for covered loans  are reflecting some delays in the expected cash flows, mainly in pools of real estate collateralized loans. Significant judgement is made in timing the collection of nonperforming loans that are being actively worked out.

Non-Interest Income

In 2012, core banking and financial services revenue increased 13.3% to $48.9 million as compared to 2011, primarily reflecting $4.8 million increase in financial services revenue to $25.4 million, attributed to an increase of 26.4% in assets under management.

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

In 2012, the Company had a gain on the sale of investment securities of $74.2 million, as the Company took advantage of market opportunities and executed a balance sheet deleverage following the BBVAPR Acquisition. The purpose of the deleverage plan was to reduce the Company’s capital needs for the BBVAPR Acquisition; to enhance its returns going forward; and to have a more traditional bank balance sheet after the BBVAPR Acquisition.  As part of this deleverage, in 2012, the Company sold $1.403 billion of investment securities.  At the same time, the Company terminated prior to maturity $1.357 billion of repurchase agreements. In accordance with the terms of the repurchase agreements the Company had to pay cancellation fees amounting to $26.1 million.

Non-Interest Expense

Non-interest expense increased to $132.0 million for 2012 compared to $124.3 million in 2011 as a result of approximately $7.1 million in expenses related to the BBVAPR Acquisition.

The efficiency ratio for 2012 was 64.05% compared to 67.52% for 2011.

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

Income Available to Common Shareholders

For 2012, the  Company’s income available to common shareholders amounted to $14.6 million compared to $29.2 million for 2011.  Income per basic common share and fully diluted common share was $0.35 for 2012 compared to income per basic and fully diluted common share of $0.67 for 2011.  Dividends declared on preferred stock for 2012 amounted to $9.9 million as compared to $4.8 million for 2011.

Interest Earning Assets

The loan portfolio increased 211.0% to $5.158 billion at December 31, 2012 compared to $1.666 billion at December 31, 2011.  The increase in the loan portfolio is mostly due to the acquisition of BBVAPR’s loan portfolio amounting to $3.574 billion at December 31, 2012. The investment portfolio amounted to $2.233 billion at December 31, 2012, a 42.3% decrease compared to $3.868 billion at December 31, 2011.  The decrease in the investment portfolio reflects a reduction of 25.9%, or $765.6 million, in the available-for-sale portfolio, due to the sale of approximately $1.403 billion in investment securities due to the aforementioned balance sheet deleverage in connection with the BBVAPR Acquisition. The change in portfolio composition resulted in the transfer of all the securities in the held-to-maturity portfolio to the available-for-sale portfolio at a fair value of $797.5 million with net combined unrealized gains of $35.1 million in 2012.

Interest Bearing Liabilities

Total deposits amounted to $5.691 billion at December 31, 2012, an increase of 133.4% compared to $2.438 billion at December 31, 2011, as a result of the deposits assumed as part of the BBVAPR Acquisition.  Core deposits, which exclude brokered deposits, increased $2.581 billion, or 118.3%, compared to December 31, 2011, while brokered deposits increased $671.6 million or 261.7% when compared to December 31, 2011.  Non-interest bearing deposits, interest-bearing deposits, individual retirement accounts, retail certificates of deposit and institutional deposits increased $598.9 million, $1.203 billion, $14.4 million, $230.7 and $533.9 million, respectively.

Using available cash, in March 2012, the Bank repaid at maturity $105.0 million in senior unsecured notes issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program (“TLGP”) with an all-in cost of 3.75%.

In December 2011, $600 million in repurchase agreements, with an average cost of 4.23%, matured. The Company paid off $300 million of these repurchase agreements. The remaining balance of $300 million was renewed for an average period of approximately 3.5 years at an effective fixed rate of 2.36%. To further reduce its cost of borrowings, in May 2012, the Company renewed $350 million in repurchase agreements, with an average cost of 4.26%, at a new effective rate of approximately 1.90%.  During the second half of 2012, the Company terminated repurchase agreements amounting to $1.36 billion. Due to the repayment of the TLGP notes and the termination of the repurchase agreements, total borrowings decreased 28.6% to $2.487 billion at December 31, 2012, compared to $3.483 billion at December 31, 2011. This increase was partially offset by borrowings assumed as part of the BBVAPR Acquisition, which amounted to $315.1 million at December 31, 2012.

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

Book value per share was $15.31 at December 31, 2012 compared to $15.28 at December 31, 2011.

The Company maintains capital ratios in excess of regulatory requirements. At December 31, 2012, Tier 1 Leverage Capital Ratio was 6.55% (1.64 times the requirement of 4.00%), Tier 1 Risk-Based Capital Ratio was 13.18% (3.29 times the requirement of 4.00%), and Total Risk-Based Capital Ratio was 15.40% (1.89 times the requirement of 8.00%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for 2012 was 2.29%, down from 4.50% for 2011.  The decrease in ROE is mainly due to the 27.8% decrease in net income combined with a 107.0% increase in dividends on preferred stock during 2012 when compared to 2011.  Return on average assets (“ROA”) for 2012 decreased to 0.37% from 0.48% for the same period in 2011, mainly due to the 27.8% decrease in net income during 2012 when compared to 2011.

Assets under Management

Assets managed by the Company’s trust division, the retirement plan administration subsidiary (CPC), and broker-dealer subsidiaries increased from $4.142 billion as of December 31, 2011 to $5.237 billion as of December 31, 2012. The trust division offers various types of individual retirement accounts (“IRA”) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while CPC manages the administration of private retirement plans.  At December 31, 2012, total assets managed by the Company’s trust division and CPC increased to $2.514 billion, compared to $2.216 billion at December 31, 2011, mainly related to account contributions and capital market appreciation. At December 31, 2012, total assets managed by the Company’s broker-dealer subsidiaries from its customer investment accounts increased to $2.722 billion, compared to $1.926 billion at December 31, 2011, mainly because of the addition of $504.8 million in assets managed at December 31, 2012 by the broker-dealer subsidiary acquired as part of the BBVAPR Acquisition.

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

Credit Quality on Non-Covered Loans

Net credit losses increased $1.3 million to $10.9 million in 2012, representing 0.89% of average non-covered loans originated, versus 0.82% in 2011.  Our allowance coverage however, remained stable compared to prior year.  The allowance for loan and lease losses on non-covered loans increased to $39.9 million (3.17% of total non-covered originated loans) at December 31, 2012 compared to $37.0 million (3.12% of total non-covered loans) at December 31, 2011.

Non-performing loans (“NPLs”), which excludes loans covered under shared-loss agreements with the FDIC and loans acquired from BBVAPR Acquisition accounted under ASC 310-30, remained stable in 2012 compared to 2011.  The Company does not expect NPLs to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios.

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$493,632	$260,808	6.58%	4.42%	$7,499,993	$5,898,706
Tax equivalent adjustment	41,106	39,315	0.55%	0.67%	-	-
Interest-earning assets - tax equivalent	534,738	300,123	7.13%	5.09%	7,499,993	5,898,706
Interest-bearing liabilities	83,960	103,517	1.12%	1.83%	7,482,019	5,651,253
Tax equivalent net interest income / spread	450,778	196,606	6.01%	3.26%	17,974	247,453
Tax equivalent interest rate margin			6.01%	3.33%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	48,456	93,728	2.60%	2.81%	1,862,274	3,330,238
Trading securities	117	23	6.56%	5.10%	1,784	451
Money market investments	1,157	1,658	0.21%	0.22%	540,724	758,950
Total investments	49,730	95,409	2.07%	2.33%	2,404,782	4,089,639
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	43,531	48,202	5.71%	5.74%	762,403	840,283
Commercial	32,891	16,891	4.95%	5.34%	663,968	316,329
Consumer	8,058	2,840	9.34%	7.01%	86,250	40,511
Auto and leasing	21,181	2,499	9.94%	8.25%	213,127	30,301
Total originated non-covered loans	105,661	70,432	6.12%	5.74%	1,725,748	1,227,424
Acquired
Mortgage	42,740	1,767	5.60%	5.78%	763,195	30,591
Commercial	114,492	3,742	9.38%	6.63%	1,220,471	56,464
Consumer	21,147	1,430	13.13%	19.72%	161,120	7,250
Auto	68,093	2,652	7.99%	6.89%	852,165	38,467
Total acquired non-covered loans	246,472	9,591	8.22%	7.22%	2,996,951	132,772
Total non-covered loans	352,133	80,023	7.46%	5.88%	4,722,699	1,360,196
Loans covered under shared-loss agreements with the FDIC:	91,769	85,376	24.64%	19.02%	372,512	448,871
Total loans	443,902	165,399	8.71%	9.14%	5,095,211	1,809,067
Total interest earning assets	493,632	260,808	6.58%	4.42%	7,499,993	5,898,706

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	751,757	207,553
NOW accounts	11,151	8,593	0.77%	0.96%	1,452,030	896,538
Savings and money market accounts	9,481	2,443	1.01%	0.94%	938,450	259,115
Individual retirement accounts	4,832	6,422	1.35%	1.74%	358,605	369,493
Retail certificates of deposit	11,203	7,034	1.66%	2.06%	674,241	342,287
Total core deposits	36,667	24,492	0.88%	1.18%	4,175,083	2,074,986
Institutional deposits	9,983	2,047	1.66%	1.84%	602,769	111,129
Brokered deposits	7,068	3,633	0.86%	1.78%	821,112	203,546
Total wholesale deposits	17,051	5,680	1.20%	1.81%	1,423,881	314,675
Deposits fair value premium amortization	(14,400)	(719)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,659	196	0.00%	0.00%	-	-
Total deposits	40,977	29,649	0.73%	1.24%	5,598,964	2,389,661
Borrowings:
Securities sold under agreements to repurchase	29,249	60,575	2.16%	2.09%	1,353,011	2,893,345
Advances from FHLB and other borrowings	8,620	10,906	2.05%	3.56%	419,880	306,087
FDIC-guaranteed term notes	-	909	0.00%	4.16%	-	21,875
Subordinated capital notes	5,114	1,479	4.64%	3.67%	110,164	40,285
Total borrowings	42,983	73,869	2.28%	2.26%	1,883,055	3,261,592
Total interest bearing liabilities	83,960	103,518	1.12%	1.83%	7,482,019	5,651,253
Net interest income / spread	$409,672	$157,290	5.46%	2.59%
Interest rate margin			5.46%	2.67%
Excess of average interest-earning assets over average interest-bearing liabilities					$17,974	$247,453
Average interest-earning assets to average interest-bearing liabilities ratio					100.24%	104.38%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(39,307)	$(6,372)	$(45,679)
Loans	213,354	65,149	278,503
Total interest income	174,047	58,777	232,824
Interest Expense:
Deposits	39,818	(28,490)	11,328
Securities sold under agreements to repurchase	(32,248)	922	(31,326)
Other borrowings	5,841	(5,401)	440
Total interest expense	13,411	(32,969)	(19,558)
Net Interest Income	$160,636	$91,746	$252,382

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$260,808	$297,295	4.42%	4.61%	$5,898,706	$6,449,824
Tax equivalent adjustment	39,315	107,727	0.67%	1.67%	-	-
Interest-earning assets - tax equivalent	300,123	405,022	5.09%	6.28%	5,898,706	6,449,824
Interest-bearing liabilities	103,517	156,362	1.83%	2.48%	5,651,253	6,307,006
Tax equivalent net interest income / spread	196,606	248,660	3.26%	3.80%	247,453	142,818
Tax equivalent interest rate margin			3.33%	3.86%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	93,728	159,937	2.81%	3.74%	3,330,238	4,275,748
Trading securities	23	29	5.10%	3.93%	451	737
Money market investments	1,658	1,064	0.22%	0.24%	758,950	438,620
Total investments	95,409	161,030	2.33%	3.42%	4,089,639	4,715,105
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	48,202	48,569	5.74%	5.56%	840,283	872,997
Commercial	16,891	14,521	5.34%	5.66%	316,329	256,745
Consumer	2,840	4,012	7.01%	12.21%	40,511	32,858
Auto and leasing	2,499	1,498	8.25%	10.63%	30,301	14,092
Total originated non-covered loans	70,432	68,600	5.74%	5.83%	1,227,424	1,176,692
Acquired
Mortgage	1,767	-	5.78%	0.00%	30,591	-
Commercial	3,742	-	6.63%	0.00%	56,464	-
Consumer	1,430	-	19.72%	0.00%	7,250	-
Auto	2,652	-	6.89%	0.00%	38,467	-
Total acquired non-covered loans	9,591	-	7.22%	0.00%	132,772	-
Total non-covered loans	80,023	68,600	5.88%	5.83%	1,360,196	1,176,692
Loans covered under shared-loss agreements with the FDIC:	85,376	67,665	19.02%	12.13%	448,871	558,027
Total loans	165,399	136,265	9.14%	7.86%	1,809,067	1,734,719
Total interest earning assets	260,808	297,295	4.42%	4.61%	5,898,706	6,449,824

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2012	2011	2012	2011	2012	2011
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	207,553	183,265
NOW accounts	8,593	12,811	0.96%	1.56%	896,538	819,957
Savings and money market accounts	2,443	3,334	0.94%	1.37%	259,115	243,745
Individual retirement accounts	6,422	9,800	1.74%	2.72%	369,493	360,120
Retail certificates of deposit	7,034	14,420	2.06%	3.85%	342,287	374,808
Total core deposits	24,492	40,365	1.18%	2.04%	2,074,986	1,981,895
Institutional certificates of deposit	2,047	1,960	1.84%	0.76%	111,129	259,112
Brokered deposits	3,633	4,749	1.78%	2.03%	203,546	234,100
	5,680	6,709	1.81%	1.36%	314,675	493,212
Deposits fair value premium amortization	(719)	(1,719)	-	-	-	-
Core deposit intangible amortization	196	142	-	-	-	-
Total deposits	29,649	45,497	1.24%	1.84%	2,389,661	2,475,107
Borrowings:
Securities sold under agreements to repurchase	60,575	93,280	2.09%	2.74%	2,893,345	3,405,925
Advances from FHLB and other borrowings	10,906	12,270	3.56%	4.31%	306,087	284,891
FDIC-guaranteed term notes	909	4,084	4.16%	3.89%	21,875	105,000
Subordinated capital notes	1,479	1,231	3.67%	3.41%	40,285	36,083
Total borrowings	73,869	110,865	2.26%	2.89%	3,261,592	3,831,899
Total interest bearing liabilities	103,518	156,362	1.83%	2.48%	5,651,253	6,307,006
Net interest income / spread	$157,290	$140,933	2.59%	2.13%
Interest rate margin			2.67%	2.19%
Excess of average interest-earning assets over average interest-bearing liabilities					$247,453	$142,818
Average interest-earning assets to average interest-bearing liabilities ratio					104.38%	102.26%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(21,361)	$(44,260)	$(65,621)
Loans	(2,538)	31,673	29,135
Total interest income	(23,899)	(12,587)	(36,486)
Interest Expense:
Deposits	(1,571)	(14,277)	(15,848)
Securities sold under agreements to repurchase	(14,038)	(18,667)	(32,705)
Other borrowings	(2,383)	(1,908)	(4,291)
Total interest expense	(17,992)	(34,852)	(52,844)
Net Interest Income	$(5,907)	$22,265	$16,358

TABLE 2 - NON-INTEREST INCOME SUMMARY

	2013	2012	Variance	2011

Banking service revenue	$44,656	$13,796	223.7%	$12,663
Financial service revenue	30,924	25,350	22.0%	20,571
Mortgage banking activities	9,689	9,705	-0.2%	9,876
Total banking and financial service revenue	85,269	48,851	74.5%	43,110
Total other-than-temporarily impaired securities	-	-	0.0%	(15,018)
Other-than-temporary impairments on securities	-	-	0.0%	(15,018)
FDIC shared-loss expense, net	(69,267)	(28,022)	-147.2%	(3,379)
Net gain (loss) on:
Sale of securities available for sale	-	74,210	-100.0%	27,996
Derivatives	(220)	(43,046)	99.5%	(12,381)
Early extinguishment of debt	1,061	(26,052)	104.1%	(4,790)
Other non-interest income	670	338	98.2%	(3,083)
	(67,756)	(22,572)	-200.2%	(10,655)
Total non-interest income, net	$17,513	$26,279	-33.4%	$32,455

Non-Interest Income

Comparison of the years ended December 31, 2013 and 2012

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

As shown in Table 2 above, the Company recorded non-interest income in the amount of $17.5 million for 2013, compared to $26.3 million for  2012, a decrease of $8.8 million.

There was no gain or loss on the sale of securities in 2013 as compared to gains of $74.2 million 2012. Losses from derivative activities were only $220 thousand in 2013, compared to losses of $43.0 million in 2012. Gain on extinguishment of debt of $1.1 million in 2013, compared to losses of $26.1 million in 2012. The 2012 results reflect $12.9 million in net costs for deleveraging the balance sheet.

Also, the increase in the FDIC shared-loss expense to $69.3 million for 2013, compared to $28.0 million for 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.  Forecasted losses show a decreasing trend during 2013 as compared to the projections in 2012. The reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During 2013, the net amortization included $16.6 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue  to experience reduced expected losses. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three-year period.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 223.7% to $44.7 million in 2013, from $13.8 million for 2012. This increase for 2013 is attributable to an increase in transaction volume due to the larger deposit portfolio, as a result of the BBVAPR Acquisition.

Financial service revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 22.0% to $30.9 million for 2013, compared to $25.4 million for 2012. This increase is mainly due to increased brokerage, trust and insurance business and transactions as a result of the BBVAPR Acquisition.

Income generated from mortgage banking activities remained stable at $9.7 million for both 2013 and 2012. The Company sells the majority of its originated loans into secondary markets. The increase in loan production is offset by the effect of the rise in interest rates during 2013 when compared to 2012, resulting in decreased profit margins from the sale of mortgage loans.

Comparison of the years ended December 31, 2012 and 2011

The Company recorded non-interest income in the amount of $26.3 million for 2012, compared to $32.0 million for 2011, a decrease of $5.7 million.

In 2012, the Company had a $74.2 million gain on the sale of $1.828 billion in investment securities, partially offset by losses of $41.1 million on derivative activities and $26.1 million from early extinguishment costs of repurchase agreements. As part of our deleverage plan related to the BBVAPR Acquisition, the Company sold $1.403 billion in investment securities resulting in realized gains of $70.6 million, and the Company extinguished $1.698 billion of securities repurchase agreements prior to their contractual maturities resulting in realized losses of $26.1 million. During 2012, the Company also terminated forward settlement swaps with an aggregate notional amount of $900 million resulting in realized losses of $37.5 million.  In 2011, the Company had a $28.0 million gain on the sale of $620.3 million in investment securities, partially offset by losses of $13.2 million on derivative activities and $4.8 million from early extinguishment costs of repurchase agreements.

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

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 8.9% to $13.8 million in 2012, from $12.7 million in 2011.  This increase for 2012 is attributable to an increase in transaction volume.

Income generated from mortgage banking activities decreased 1.7% to $9.7 million in 2012, compared to 2011. Such decrease is mainly a result of decrease activity of mortgages sold into the secondary market.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2013	2012	Variance %	2011

Compensation and employee benefits	$91,957	$45,778	100.9%	$45,552
Professional and service fees	31,866	22,274	43.1%	22,804
Occupancy and equipment	34,408	17,530	96.3%	17,530
Merger and restructuring charges	17,660	4,990	253.9%	-
Taxes, other than payroll and income taxes	15,539	3,502	343.7%	4,721
Electronic banking charges	16,867	6,430	162.3%	5,709
Insurance	8,795	6,742	30.5%	6,642
Foreclosure, repossession and other real estate expenses	16,894	7,845	115.3%	3,829
Loan servicing and clearing expenses	7,588	3,309	129.3%	3,979
Advertising, business promotion, and strategic initiatives	7,025	6,254	12.3%	5,975
Printing, postage, stationery and supplies	3,459	1,254	175.8%	1,264
Communication	3,377	1,627	107.6%	1,500
Director and investor relations	1,098	1,039	5.7%	1,305
Other operating expenses	8,021	3,458	132.0%	3,449
Total non-interest expenses	$264,554	$132,032	100.4%	$124,259
Relevant ratios and data:
Efficiency ratio	53.45%	64.05%		67.52%
Compensation and benefits to non-interest expense	34.76%	34.67%		36.66%
Compensation to average total assets owned	1.08%	0.70%		0.64%
Average number of employees	1,564	781		724
Average compensation per employee	$58.8	$58.6		$62.9
Average loans per average employee	$3,258	$2,316		$2,396

Non-Interest Expenses

Comparison of the years ended December 31, 2013 and 2012

Non-interest expense for 2013 reached $264.6 million, representing an increase of 100.4% compared to $132.0 million for 2012, due to the Company’s expanded operations as a result of the BBVAPR Acquisition.

Compensation and employee benefits increased 100.9% to $92.0 million for 2013, from $45.8 million for 2012. These increases are mainly driven by the integration of the employees of BBVAPR.

Professional and service fees increased 43.1% to $31.9 million for 2013 as compared to $22.3 million for 2012, mainly due to professional expenses related to the BBVAPR integration.

Occupancy and equipment expenses increased 96.8% to $34.5 million for 2013, as compared to $17.5 million for 2012, as a result of the BBVAPR Acquisition in which the Bank acquired 36 branches and the building where our new headquarters are located. During 2013, the Company consolidated 9 branches.

During 2013, the Company incurred $17.5 million in expenses related to the merger and restructuring charges.  This amount includes a $3.7 million charge related to an early termination of a contract with a third party servicer of certain loan portfolios acquired in the FDIC-assisted transaction, $3.6 million related to other cancellation fees, and $6.3 million related to systems integration.  These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

Taxes, other than payroll and income taxes, for 2013 increased to $15.5 million, as compared to $3.5 million for 2012. The increase primarily reflects a $5.4 million impact for 2013 from the application of the new 1.0% tax on gross revenues which was part of the recently signed Act. No. 40-2013,  known as “Ley de Redistribución y Ajuste  de la Carga Contributiva “, signed on June 30, 2013.  In addition, municipal tax increased 225% from $2.4 million in 2012 to $7.8 million in 2003, which resulted from the addition of branches as part of the BBVAPR Acquisition.

Electronic banking charges increased 162.3% to $16.9 million for 2013 as compared to $6.4 million for 2012, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from our banking business growth from BBVAPR Acquisition.

Foreclosure, repossession and other real estate expenses for 2013 increased 115.3% to $16.9 million, as compared to $7.8 million for 2012. In addition, loss on foreclosed real estate and other repossessed assets for 2013 increased 119.7% to $9.3 million, as compared to $4.3 million for 2012, principally due to the increase in foreclosures and decrease in fair value of real estate during 2013 as compared to 2012.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 53.45% for 2013 from 64.05% from the same period in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of repurchase agreements, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $67.8 million for 2013, compared to losses of $22.6 million for 2012. Revenue for purposes of the efficiency ratio for 2013 amounted to $494.9 million, compared to $206.1 million for 2012.

Comparison of the years ended December 31, 2012 and 2011

Non-interest expense for 2012 reached $132.0 million, representing an increase of 6.3% compared to $124.3 million for 2011. During 2012, the  Company incurred $7.1 million in expenses related to the BBVAPR Acquisition. Merger and restructuring charges amounted to $5.0 million and other integration expenses amounted to $2.1 million. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

Foreclosure, repossession and other real estate expenses for 2012 increased 72.8% to $3.6 million as compared to 2011, principally due to increase in foreclosures during 2012 as compared to 2011.

Electronic banking charges increased 12.6% to $6.4 million 2012 from $5.7 million in 2011, mostly as a result in volume increase of POS transactions. Communication increased 8.5% to $1.6 million 2012 compared to 2011 driven by increase in credit information systems. Advertising, business promotion, and strategic initiatives increased 4.7% to $6.3 million 2012 compared to 2011 as a result in marketing initiatives during 2012 for identity refresh and rebranding in connection with the BBVAPR Acquisition.

Taxes, other than payroll and income taxes, for 2012 decreased 25.8% to $3.5 million as compared to 2011, principally due to a municipal license benefit of $1.4 million attributed to a settlement reached with the municipality of San Juan during the second quarter of 2012 in which the  Company paid $60 thousand in full and final satisfaction of any and all claims for municipal license taxes for all fiscal years prior to and including 2011.

Directors and investor relations expenses decreased 20.4% to $1.0 million 2012 compared to 2011, due to the departure of two directors during 2012.

Loan servicing and clearing expenses decreased by 16.8% 2012 as a result of conversion expenses of the securities broker dealer clearing agent platform of approximately $250 thousand in 2011 and overall expenses savings related to these new clearing services.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 64.05% for 2012 from 67.52% in the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The  Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, net accretion or amortization of FDIC shared-loss indemnification assets, losses on early extinguishment of repurchase agreements, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $22.6 million for 2012 compared to losses of $11.1 million for 2011. Revenue for purposes of the efficiency ratio for 2012 amounted to $206.1 million compared to $184.0 million for 2011.

Provision for Loan and Lease Losses

Comparison of the years ended December 31, 2013 and 2012

The provision for non-covered loan and lease losses for the year 2013 totaled $67.6 million, an increase of 387.6% from the $13.9 million in 2012, mostly related to the increase in loan portfolio as a result of the BBVAPR Acquisition. The provision for non-covered loan and leases for 2013 also includes the net impact of $21.0 million in additional provision for loan and lease losses from the reclassification to held-for-sale of non-performing residential mortgage loans with a book value of $55.2 million. During the third quarter we completed the sale of these loans that consisted of the most of the Company’s residential non-performing loans originated before 2010. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for 2013 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

During 2013, net credit losses, excluding acquired loans, amounted to $46.4 million, representing increases of 324.2%, when compared to $10.9 million reported for 2012. The increase was primarily due to an increase of $30.2 million in net credit losses for mortgage loans during 2013, compared to 2012. These include $27.0 million in charge-offs due to the aforementioned reclassification to held-for-sale of non-performing residential loans with a book value of $55.2 million, which were sold during third quarter of  2013.

Total charge-offs on non-covered loans, excluding acquired loans, increased 323.9% to $48.5 million 2013, as compared to $11.5 million in 2012, and total recoveries increased from $508 thousand in 2012, to $2.1 million in 2013. As a result, the recoveries to charge-offs ratio decreased from 4.44% to 4.37% for 2013 as compared to 2012.

The loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for 2013 was $2.4 million. Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy) were also recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for 2013 was also $2.9 million.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Company records an allowance for loan and lease losses. Also, the Company records an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements. Provision for covered loans and lease losses for 2013 was $5.3 million, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for loan and lease losses, net credit losses and credit quality statistics.

Comparison of the years ended December 31, 2012 and 2011

The provision for non-covered loan and lease losses for 2012 totaled $13.9 million, a decrease of 8.9% from the $15.2 million reported in 2011.  Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for 2012 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.  The decrease in the provision for loan and lease losses for 2012 is supported by the following observed trends:

  • Loans that are 90 days past due to total gross loans decreased from 11.7% at December 31, 2011 to 6.6% at December 31, 2012.

  • Non-accruing loans decreased from $167.7 million at December 31, 2011 to $147.4 million at December 31, 2012.

During 2012, net credit losses amounted to $10.9 million, an increase of 13.8% when compared $9.6 million in 2011.  The increase for 2012 was primarily due to an increase in net credit losses for commercial loans of $1.6 million when compared to 2011.  Total charge-offs increased 13.1% to $11.5 million 2012 as compared to 2011, and total recoveries slightly increased from $506 thousand in 2011 to $508 thousand 2012. As a result, the recoveries to charge-offs ratio decreased from 5.00% in 2011 to 4.44% 2012.

The loans covered by the FDIC shared-loss agreement were recognized at fair value as of April 30, 2010, which included the impact of expected credit losses. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Company records an allowance for loan and lease losses. Also, the  Company records an increase in the FDIC share-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.  Provision for covered loans and lease losses for 2012 was $9.8 million, reflecting the Company’s revision to the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. During the first quarter of 2012, some covered construction and development and commercial real estate loan pools underperformed, which required a provision amounting to $7.2 million, net of the estimated reimbursement from the FDIC.  Additional net provisions of $1.5 million, $221 thousand and $982 thousand were recorded for the second, third and fourth quarters of 2012, respectively, as quarterly reviews of credit assumptions for covered loans  are reflecting some delays in the expected cash flows, mainly in pools of real estate collateralized loans. Significant judgment is made in timing the collection of nonperforming loans that are being actively worked out.

Income Taxes

Comparison of the years ended December 31, 2013 and 2012

Income tax benefit of $8.7 million for 2013 compared to an income tax expense of $3.3 million for 2012. The income tax benefit of $8.7 million for 2013 was due to the recent amendments to the Puerto Rico tax code that resulted in a $38.1 million benefit from an increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30% partially offset by the Company’s resulting higher effective rate of 33%, and a reversal of an income tax contingency of $1.5 million as a result of the expiration of the statute of limitations of certain tax positions.

Comparison of the years ended December 31, 2012 and 2011

Income tax expense was $3.3 million for 2012 compared to $886 thousand for 2011.  The increase during 2012 was mainly due to a $2.4 million tax expense from the IBE Subsidiary.  Following a change in its applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, the remaining tax balance of the IBE Subsidiary’s unrealized gain on securities recorded other comprehensive income will flow through income as these securities are repaid or sold in future periods. This change in law had no effect during 2011.  The tax benefit of the exempt interest income was reduced from $10.5 million to $3.5 million as a result of the reduced investment portfolio and the reduction in the IBE Subsidiary’s income from $9.2 million in 2011 to $4.6 million 2012.

ANALYSIS OF FINANCIAL CONDITION

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31,
	2013	2012	Variance %	2011
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,217,330	$1,693,447	-28.1%	$3,560,805
Obligations of US Government -sponsored agencies	10,649	21,847	-51.3%	-
US Treasury securities	-	26,496	-100.0%	-
CMOs issued by US Government-sponsored agencies	214,394	291,400	-26.4%	130,046
GNMA certificates	7,816	15,164	-48.5%	28,337
Structured credit investments	-	-		(9,617)
Puerto Rico Government and political subdivisions	114,190	120,521	-5.3%	71,480
FHLB stock	24,450	38,411	-36.3%	23,779
Other debt securities	24,047	25,411	-5.4%	62,887
Other investments	1,933	568	240.3%	253
Total investments	1,614,809	2,233,265	-27.7%	3,867,970
Loans:
Loans not covered under shared-loss agreements with the FDIC	4,670,227	4,738,106	-1.4%	1,135,575
Allowance for loan and lease losses on non covered loans	(54,298)	(39,921)	-36.0%	(37,011)
Non covered loans receivable, net	4,615,929	4,698,185	-1.8%	1,098,564
Mortgage loans held for sale	46,529	64,145	-27.5%	71,352
Total loans not covered under shared-loss agreements with the FDIC, net	4,662,458	4,762,330	-2.1%	1,169,916
Loans covered under shared-loss agreements with the FDIC	409,690	449,431	-8.8%	533,532
Allowance for loan and lease losses on covered loans	(52,729)	(54,124)	2.6%	(37,256)
Total loans covered under shared-loss agreements with the FDIC, net	356,961	395,307	-9.7%	496,276
Total loans, net	5,019,419	5,157,637	-2.7%	1,666,192
Securities purchased under agreements to resell	60,000	80,000	-25.0%	-
Total securities and loans	6,694,228	7,470,902	-10.4%	5,534,162
Other assets:
Cash and due from banks	696,501	855,490	-18.6%	584,929
Money market investments	6,967	13,205	-47.2%	3,863
FDIC shared-loss indemnification asset	189,240	302,295	-37.4%	405,646
Foreclosed real estate	90,024	74,173	21.4%	27,679
Accrued interest receivable	18,734	14,654	27.8%	20,182
Deferred tax asset, net	137,564	126,652	8.6%	32,023
Premises and equipment, net	82,903	84,997	-2.5%	21,520
Servicing assets	13,801	10,795	27.8%	10,454
Derivative assets	20,502	21,889	-6.3%	9,317
Goodwill	86,069	86,069	0.0%	2,701
Other assets	121,482	150,637	-19.4%	52,504
Total other assets	1,463,787	1,740,856	-15.9%	1,170,818
Total assets	$8,158,015	$9,211,758	-11.4%	$6,704,980
Investments portfolio composition:
FNMA and FHLMC certificates	75.4%	75.8%		92.1%
Obligations of US Government-sponsored agencies	0.7%	1.0%		0.0%
US Treasury securities	0.0%	1.2%		0.0%
CMOs issued by US Government-sponsored agencies	13.3%	13.0%		3.4%
GNMA certificates	0.5%	0.7%		0.7%
Structured credit investments	0.0%	0.0%		-0.2%
Puerto Rico Government and political subdivisions	7.1%	5.4%		1.8%
FHLB stock	1.5%	1.7%		0.6%
Other debt securities and other investments	1.5%	1.2%		1.6%
	100.0%	100.0%		100.0%

Assets Owned

At December 31, 2013, the Company’s total assets amounted to $8.158 billion, a decrease of 11.4% when compared to $9.212 billion at December 31, 2012, and interest-earning assets decreased 10.4% from $7.471 billion at December 31, 2012 to $6.694 billion at December 31, 2013, mostly as a result of decrease in investment securities.

At December 31, 2013, loans represented 75% of total interest-earning assets while investments represented 25%, compared to 69% and 31%, respectively, at December 31, 2012.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans.  Auto loans were added as part of  the  BBVAPR Acquisition. At December 31, 2013, the Company’s loan portfolio decreased 2.7% to $5.019 billion compared to $5.158 billion at December 31, 2012. The covered loan portfolio decreased $38.3 million, or 9.7%, from December 31, 2012 as the loans continue to pay down. The non-covered loan portfolio decreased $99.8 million, or 2.1%, primarily due to the early pay down of some commercial loans and the sale during 2013 of non-performing residential mortgage loans with a book value of $55.2 million.

The FDIC shared-loss indemnification asset amounted to $189.2 million as of December 31, 2013 and $302.3 million as of December 31, 2012, representing a 37.4% reduction. The FDIC shared-loss indemnification asset is reduced as claims over losses recognized on covered loans are collected from the FDIC. Realized credit losses in excess of previously forecasted estimates result in an increase in the FDIC shared-loss indemnification asset. Conversely, if realized credit losses are less than previously forecasted estimates, the FDIC shared-loss indemnification asset is amortized through the term of the shared-loss agreements. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements of $47.1 million received from the FDIC, and amortization of $66.3 million during 2013.

Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds.  At December 31, 2013, the investment portfolio decreased 27.7% to $1.615 billion from $2.233 billion at December 31, 2012.  This decrease is mostly due to the effect of a decrease of $476.1 million in FNMA and FHLMC certificates, mainly due to redemptions and maturities.  During 2013, the Company did not have realized gains or losses from the sale of securities.

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	December 31,
			Variance
	2013	2012	%	2011
	(Dollars in thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$766,265	$806,883	-5.0%	$821,062
Commercial	1,127,657	349,075	223.0%	301,573
Consumer	127,744	46,667	173.7%	36,130
Auto and leasing	379,874	37,577	910.9%	25,768
Total originated and other loans and leases held for investment	2,401,540	1,240,202	93.6%	1,184,533
Acquired loans:
Accounted for under ASC 310-20
Commercial	77,681	350,242	-77.8%	-
Consumer	56,174	70,347	-20.1%	-
Auto	301,584	470,601	-35.9%	-
	435,439	891,190	-51.1%	-
Accounted for under ASC 310-30
Mortgage	717,904	799,433	-10.2%	-
Commercial	671,544	1,133,844	-40.8%	-
Consumer	63,620	123,825	-48.6%	-
Auto	379,145	553,075	-31.4%	-
	1,832,213	2,610,177	-29.8%	-
	2,267,652	3,501,367	-35.2%	-
	4,669,192	4,741,569	-1.5%	1,184,533
Deferred loans fees, net	1,035	(3,463)	129.9%	(4,546)
Loans receivable	4,670,227	4,738,106	-1.4%
Allowance for loan and lease losses on non-covered loans	(54,298)	(39,921)	-36.0%	(37,010)
Loans receivable, net	4,615,929	4,698,185	-1.8%	1,142,977
Mortgage loans held-for-sale	46,529	64,145	-27.5%	26,939
Total loans not covered under shared-loss agreements with FDIC, net	4,662,458	4,762,330	-2.1%	1,169,916
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	121,748	128,811	-5.5%	140,824
Construction and development secured by 1-4 family residential properties	17,304	15,969	8.4%	16,976
Commercial and other construction	264,249	289,070	-8.6%	325,832
Consumer	6,119	8,493	-28.0%	13,778
Leasing	270	7,088	-96.2%	36,122
Total loans covered under shared-loss agreements with FDIC	409,690	449,431	-8.8%	533,532
Allowance for loan and lease losses on covered loans	(52,729)	(54,124)	2.6%	(37,256)
Total loans covered under shared-loss agreements with FDIC, net	356,961	395,307	-9.7%	496,276
Total loans receivable, net	$5,019,419	$5,157,637	-2.7%	$1,666,192

As shown in Table 5 above, total loans receivable net amounted to $5.0 billion at December 31, 2013 compared to $5.2 billion at December 31, 2012.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $766.3 million (31.9% of the gross originated loan portfolio) compared to $806.9 million (65.1% of the gross originated loan portfolio) at December 31, 2012. Mortgage loan production totaled $306.6 million for 2013, which represents an increase of 51.3% from $202.7 million in the previous year. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $34.9 million and $25.7 million at December 31, 2013 and 2012, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.128 billion (47.0% of the gross originated loan portfolio) compared to $349.1 million (28.1% of the gross originated loan portfolio) at December 31, 2012. Commercial loan production increased 266.9% to $700.8 million for 2013 from $191.0 million for 2012.

•         Consumer loan portfolio amounted to $127.7 million (5.3% of the gross originated loan portfolio) compared to $46.7 million (3.8% of the gross originated loan portfolio) at December 31, 2012. Consumer loan production increased 218.7% to $101.4 million for 2013 from $31.8 million for 2012.

•         Auto and leasing portfolio amounted to $379.9 million (15.8% of the gross originated loan portfolio) compared to $37.6 million (3.0% of the gross originated loan portfolio) at December 31, 2012. Auto and leasing production was $375.3 million for 2013, compared to $35.2 million for 2012, during which the Company only originated leases. The auto business line was added as part of the BBVAPR Acquisition.

At December 31, 2013 and 2012 the Company's non-covered BBVAPR acquired loan portfolio composition was as follows:

	December 31,
	2013		2012
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Portfolio
	(Dollars in thousands)
Mortgage	$717,904	31.7%	$799,433	22.8%
Commercial	749,225	33.0%	1,484,086	42.4%
Consumer	119,794	5.3%	194,172	5.5%
Auto	680,729	30.0%	1,023,676	29.2%
	$2,267,652	100.00%	$3,501,367	100.00%

The following table summarizes the remaining contractual maturities of the Company's total gross non-covered loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2013. Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
			After One Year to
	Balance	One Year or Less	Five Years			After Five Years
	Outstanding at		Fixed	Variable		Fixed	Variable
	December 31,		Interest	Interest		Interest	Interest
	2013		Rates	Rates		Rates	Rates
	(In thousands)
Originated and other loans:
Mortgage, mainly residential	$766,265	$2,800	$39,043	$-		$724,422	$-
Commercial	1,127,657	830,404	231,678	-		65,575	-
Consumer	127,744	21,965	60,571	-		45,208	-
Auto and leasing	379,874	348	53,466	-		326,060	-
Total	$2,401,540	$855,517	$384,758	$-		$1,161,265	$-

Acquired loans accounted under ASC 310-20:
Commercial	$59,068	$59,038	$30	$-	$ -	$-	$-
Commercial secured by real estate	18,613	18,308	-	-		305	-
Consumer	56,174	56,174	-	-		-	-
Auto	301,584	13,879	228,678	-		59,027	-
Total	$435,439	$147,399	$228,708	$-		$59,332	$-

TABLE 6 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,
	2013	2012	Variance %	2011
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$550,303	$799,679	-31.2%	$201,198
NOW accounts	1,587,670	1,647,072	-3.6%	847,940
Savings and money market accounts	1,194,566	634,133	88.4%	230,672
Certificates of deposit	2,048,040	2,604,701	-21.4%	1,153,493
Total deposits	5,380,579	5,685,585	-5.4%	2,433,303
Accrued interest payable	2,686	4,994	-46.2%	4,493
Total deposits and accrued interest payable	5,383,265	5,690,579	-5.4%	2,437,796
Borrowings:
Short term borrowings	-	92,210	-100.0%	-
Securities sold under agreements to repurchase	1,267,618	1,695,247	-25.2%	3,056,238
Advances from FHLB	336,143	536,542	-37.4%	281,753
Federal funds purchased	-	9,901	-100.0%	-
Other term notes	3,663	6,726	-45.5%	109,227
Subordinated capital notes	100,010	146,038	-31.5%	36,083
Total borrowings	1,707,434	2,486,664	-31.3%	3,483,301
Total deposits and borrowings	7,090,699	8,177,243	-13.3%	5,921,097

Derivative liabilities	14,937	26,260	-43.1%	47,425
Acceptances outstanding	23,042	26,996	-14.6%	-
Other liabilities	144,424	117,653	22.8%	43,595
Total liabilities	$7,273,102	$8,348,152	-12.9%	$6,012,117
Deposits portfolio composition percentages:
Non-interest bearing deposits	10.2%	14.1%		8.3%
NOW accounts	29.5%	29.0%		34.8%
Savings and money market accounts	22.2%	11.2%		9.5%
Certificates of deposit	38.1%	45.7%		47.4%
	100.0%	100.0%		100.0%
Borrowings portfolio composition percentages:
Short term borrowings	0.0%	3.7%		0.0%
Securities sold under agreements to repurchase	74.2%	68.1%		87.7%
Advances from FHLB	19.7%	21.6%		8.2%
Federal funds purchased	0.0%	0.4%		0.0%
Other term notes	0.2%	0.3%		3.1%
Subordinated capital notes	5.9%	5.9%		1.0%
	100.0%	100.0%		100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$1,265,000	$1,695,247		$3,056,238
Daily average outstanding balance	$1,353,011	$2,888,558		$3,417,892
Maximum outstanding balance at any month-end	$1,552,269	$3,060,578		$3,466,480

Liabilities and Funding Sources

As shown in Table 6 above, at December 31, 2013, the Company’s total liabilities were $7.273 billion, 12.9% less than the $8.348 billion reported at December 31, 2012.  Deposits and borrowings, the Company’s funding sources, amounted to $7.091 billion at December 31, 2013 versus $8.177 billion at December 31, 2012, a 13.3% decrease.

At December 31, 2013, deposits represented 76% and borrowings represented 24% of interest-bearing liabilities, compared to 70% and 30%, respectively, at December 31, 2012. At year-end 2013, deposits and accrued interest payable, the largest category of the Company’s interest-bearing liabilities, were $5.383 billion, down 5.4% from $5.691 billion at year-end 2012. Non-maturing deposit balances increased 8.2%, to $3.332 billion, while time deposits, higher-priced deposits, declined 21.4% as part of efforts to reduce the cost of deposits, which averaged 0.73% in 2013 compared to 1.24% in 2012.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB-NY advances, subordinated capital notes, and short-term borrowings. At December 31, 2013, borrowings amounted to $1.707 billion, 31.3% lower than the $2.487 billion reported at December 31, 2012. Repurchase agreements as of December 31, 2013 decreased  $427.6 million to $1.267 billion from $1.695 billion at December 31, 2012, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY, secured by the FHLB-NY stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB-NY amounted to $336.1 million and $536.5 million as of December 31, 2013 and December 31, 2012, respectively. These advances mature from January 2014 through July 2020.

Stockholders’ Equity

At December 31, 2013, the Company’s total stockholders’ equity was $884.9 million, a 2.5% increase when compared to $863.6 million at December 31, 2012. Increase in stockholders’ equity was mainly driven by the income for 2013, partially offset by changes to other comprehensive income.

At year-end 2013, tangible common equity to total assets increased to 7.61% from 6.48% . Tier 1 Leverage Capital Ratio increased to 9.11% from 6.55%, Tier 1 Risk-Based Capital Ratio increased to 14.35% from 13.18%, and Total Risk-Based Capital Ratio increased to 16.14% from 15.40% at year-end 2012.

Regulatory ratios and balances for December 31, 2012 do not reflect any changes as a result of the BBVAPR Acquisition remeasurement adjustments, since an institution is not required to amend previously filed regulatory reports for retrospective adjustments made to provisional amounts during the measurement period.

Taking  into consideration the Company’s strong capital position, we increased the quarterly cash dividend per common share  by 33%  to $0.08 on December 5, 2013. For 2013, this represents an increase to $0.26  per share from $0.24 per share, or an estimated annual increase of $914 thousand  based on 45.6 million shares outstanding at December 31, 2013.

Company’s Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans.  At December 31, 2013, total assets managed by the Company’s trust division and CPC amounted to $2.797 billion, compared to $2.514 billion at December 31, 2012. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs.  At December 31, 2013, total assets gathered by Oriental Financial Services from its customer investment accounts decreased to $2.493 billion, compared to $2.722 billion in assets gathered at December 31, 2012. Changes in trust and broker-dealer related assets primarily reflect a decrease in portfolio and differences in market values.

The following are the consolidated capital ratios of the Company at December 31, 2013, 2012 and 2011:

TABLE 7 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,
			Variance
	2013	2012	%	2011
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$884,913	$863,606	2.5%	$695,555
Regulatory Capital Ratios data:
Leverage capital ratio	9.11%	6.55%	39.1%	9.65%
Minimum leverage capital ratio required	4.00%	4.00%		4.00%
Actual tier 1 capital	$736,930	$692,017	6.5%	$661,614
Minimum tier 1 capital required	$323,476	$422,862	-23.5%	$274,230
Excess over regulatory requirement	$413,455	$269,155	53.6%	$387,384
Tier 1 risk-based capital ratio	14.35%	13.18%	8.9%	31.84%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%		4.00%
Actual tier 1 risk-based capital	$736,930	$692,017	6.5%	$661,614
Minimum tier 1 risk-based capital required	$205,382	$209,971	-2.2%	$83,110
Excess over regulatory requirement	$531,548	$482,046	10.3%	$578,504
Risk-weighted assets	$5,134,538	$5,249,270	-2.2%	$2,077,742
Total risk-based capital ratio	16.14%	15.40%	4.8%	33.12%
Minimum total risk-based capital ratio required	8.00%	8.00%		8.00%
Actual total risk-based capital	$828,476	$808,188	2.5%	$688,188
Minimum total risk-based capital required	$410,763	$419,942	-2.2%	$166,219
Excess over regulatory requirement	$417,713	$388,246	7.6%	$521,969
Risk-weighted assets	$5,134,538	$5,249,270	-2.2%	$2,077,742
Tangible common equity to total assets	7.61%	6.48%	17.4%	9.34%
Tangible common equity to risk-weighted assets	12.10%	11.38%	6.3%	30.14%
Total equity to total assets	10.85%	9.38%	15.7%	10.38%
Total equity to risk-weighted assets	17.23%	16.45%	4.7%	33.48%
Tier 1 common equity to risk-weighted assets	10.44%	8.76%	19.2%	27.01%
Tier 1 common equity capital	$536,062	$459,961	16.5%	$561,276
Stock data:
Outstanding common shares	45,676,922	45,580,281	0.2%	41,244,533
Book value per common share	$15.74	$15.31	2.8%	$15.28
Tangible book value per common share	$13.60	$13.10	3.8%	$15.19
Market price at end of period	$17.34	$13.35	29.9%	$12.11
Market capitalization at end of period	$792,038	$608,497	30.2%	$499,471

	December 31,
			Variance
	2013	2012	%	2011
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$11,875	$10,067	18.0%	$9,153
Cash dividends declared per share	$0.26	$0.24	8.3%	$0.21
Payout ratio	15.03%	68.36%	-78.0%	33.33%
Dividend yield	1.50%	1.80%	-16.7%	1.73%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2013, 2012 and 2011:

	December 31,
	2013	2012	2011
	(In thousands, except share or per share information)
Total stockholders' equity	$884,913	$863,606	$695,555
Preferred stock	(176,000)	(176,000)	(68,000)
Preferred stock issuance costs	10,130	10,115	2,662
Goodwill	(86,069)	(86,069)	(2,701)
Core deposit intangible	(7,804)	(9,463)	(1,185)
Customer relationship intangible	(4,108)	(5,027)	-
Total tangible common equity	$621,062	$597,162	$626,331
Total assets	8,158,015	9,211,758	6,704,980
Goodwill	(86,069)	(86,069)	(2,701)
Core deposit intangible	(7,804)	(9,463)	(1,185)
Customer relationship intangible	(4,108)	(5,027)	-
Total tangible assets	$8,060,034	$9,111,199	$6,701,094
Tangible common equity to tangible assets	7.71%	6.55%	9.03%
Common shares outstanding at end of period	45,676,922	45,580,281	41,244,533
Tangible book value per common share	$13.60	$13.10	$15.19

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

The Tier 1 common equity to risk-weighted assets ratio is another non-GAAP measure. Ratios calculated based upon Tier 1 common equity have become a focus of regulators and investors, and management believes ratios based on Tier 1 common equity assist investors in analyzing the Company’s capital position. In connection with the 2009 Supervisory Capital Assessment Program, the Federal Reserve Board supplemented  its assessment of the capital adequacy of  certain large bank holding companies based on a variation of Tier 1 capital, known as Tier 1 common equity.

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at December 31, 2013, 2012 and 2011 to Tier 1 common equity (non-GAAP):

	December 31,
	2013	2012	2011
	(In thousands)
Common stockholders' equity	$719,043	$697,721	$630,217
Unrealized gains on available-for-sale securities, net of income tax	(11,434)	(68,245)	(79,244)
Unrealized losses on cash flow hedges, net of income tax	8,243	12,365	42,114
Disallowed deferred tax assets	(80,430)	(80,242)	(26,879)
Disallowed servicing assets	(1,380)	(1,079)	(1,045)
Intangible assets:
Goodwill	(86,069)	(86,069)	(2,701)
Other intangible assets	(11,912)	(14,490)	(1,185)
Total Tier 1 common equity	$536,062	$459,961	$561,276
Tier 1 common equity to risk-weighted assets	10.44%	8.76%	27.01%

The following table presents the Company’s capital adequacy information at December 31, 2013, 2012 and 2011:

		December 31,
	2013	2012	2011
	(In thousands)
Risk-based capital:
Tier 1 capital	$736,930	$692,017	$661,614
Supplementary (Tier 2) capital	91,546	116,171	26,574
Total risk-based capital	$828,476	$808,188	$688,188
Risk-weighted assets:
Balance sheet items	$4,969,531	$4,908,636	$2,032,982
Off-balance sheet items	165,007	340,634	44,760
Total risk-weighted assets	$5,134,538	$5,249,270	$2,077,742
Ratios:
Tier 1 capital (minimum required - 4%)	14.35%	13.18%	31.84%
Total capital (minimum required - 8%)	16.14%	15.40%	33.12%
Leverage ratio	9.11%	6.55%	9.65%
Equity to assets	10.85%	9.38%	10.38%
Tangible common equity to assets	7.61%	6.48%	9.34%

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively, “Tier 1 Capital”). Banking organizations are expected to maintain at least 50% of their Tier 1 Capital as common equity. Except for certain debt or equity instruments issued on or after May 19, 2010, which are excluded from Tier 1 Capital , not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt.  The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.

Pursuant to the Dodd-Frank Act, federal banking agencies have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

The new capital rules provide certain changes to the prompt corrective action regulations adopted by the agencies under Section 38 of the FDIA, as amended by FDICIA.  These regulations are designed to place restrictions on U.S. insured depository institutions if their capital levels begin to show signs of weakness.  The five capital categories established by the agencies under their prompt corrective action framework are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”.   As of December 31, 2013 and 2012, the Company is “well capitalized” for regulatory purposes.

The new capital rules expand such categories by introducing a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and, beginning in 2018, the proposed supplementary leverage requirement for advanced approaches banking organizations.  The common equity tier 1 capital ratio is a new minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2013, 2012 and 2011:

	December 31,
			Variance
	2013	2012	%	2011
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	8.57%	5.76%	48.8%	9.06%
Actual tier 1 capital	$689,174	$604,997	13.9%	$616,590
Minimum capital requirement (4%)	$321,551	$420,298	-23.5%	$272,177
Minimum to be well capitalized (5%)	$401,939	$525,373	-23.5%	$340,221
Tier 1 Capital to Risk-Weighted Assets	13.47%	11.80%	14.2%	29.79%
Actual tier 1 risk-based capital	$689,174	$604,997	13.9%	$616,590
Minimum capital requirement (4%)	$204,627	$205,134	-0.2%	$82,787
Minimum to be well capitalized (6%)	$306,940	$307,701	-0.2%	$124,180
Total Capital to Risk-Weighted Assets	15.26%	14.03%	8.8%	31.07%
Actual total risk-based capital	$780,487	$719,675	8.4%	$643,065
Minimum capital requirement (8%)	$409,253	$410,268	-0.2%	$165,573
Minimum to be well capitalized (10%)	$511,567	$512,835	-0.2%	$206,967

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2013 and 2012, the Company’s market capitalization for its outstanding common stock was $792.0 million ($17.34 per share) and $608.5 million ($13.35 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30,2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06

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

Non-covered Loans

At December 31, 2013, the Company’s allowance for non-covered loan and lease losses amounted to $54.3 million, $49.1 million of such allowance corresponded to originated and other loans held for investment, or 2.04% of total non-covered originated and other loans held for investment at December 31, 2013, compared to $39.9 million or 3.22% of total non-covered originated and other loans held for investment at December 31, 2012. The allowance for residential mortgage loans and commercial loans decreased by 5.5% (or $1.2 million), and 12.7% (or $2.2 million), respectively, when compared with the balances recorded at December 31, 2012.  The allowance for consumer loans and auto and leases increased by 601.5% (or $5.2 million), and 1375.8% (or $7.3 million), respectively, when compared with balances recorded at December 31, 2012.  The unallocated allowance at year-end 2013 increased by 1.9%, or $7 thousand, when compared with the balance recorded at year-end 2012.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Loans acquired in a business acquisition are recorded at their fair value at the acquisition date. Credit cards, floor plans, revolving lines of credit, and auto loans with FICO scores over 660, acquired as part of the BBVAPR Acquisition are accounted for under the guidance of ASC 310-20, which requires that any differences between contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, at the end of the reporting period are removed from the acquired loan category. Allowance for loan and lease losses recorded for acquired loans accounted for under the provisions of ASC 310-20 at December 31, 2013 was $2.4 million. There was no allowance for loan and lease losses recorded for acquired loans accounted for under the provisions of ASC 310-20 at December 31, 2012.

The remaining loans acquired in the BBVAPR Acquisition are accounted for under ASC-310-30 and were recognized at fair value as of December 18, 2012. Allowance for loan and lease losses recorded for acquired loans accounted for under ASC-310-30 at December

31, 2013 was $2.9 million. There was no allowance for loan and lease losses recorded for acquired loans accounted for under the provisions of ASC 310-30 at December 31, 2012.

During the third quarter of 2013, management implemented an  enhanced  methodology of the general reserve calculation for originated and other loans and for loans acquired and accounted for under ASC 310-20 in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. Principal changes are concentrated in the commercial, consumer and auto and leasing portfolios. Commercial loan portfolio was further segmented by business line (corporate, institutional, middle market, commercial retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's past twelve-month historical loss experience and the consideration of environmental factors. Environmental factors considered are: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including the Company’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the loss experience factors and the environmental factors will be the GVA factor to be used for the determination of the allowance for loan and lease losses on each category. Consumer consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans.  The allowance factor of consumer loans, consisting of the historical loss factors and the environmental risk factors will be calculated for each group of loans by delinquency bucket. Auto and leasing factor on these loans is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto and leasing portfolio will be segmented by FICO score at origination.

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2013 and 2012, the Company had $86.2 million and $146.6 million, respectively, of non-accrual loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium). Covered loans and loans acquired from BBVAPR with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30. At December 31, 2013 and 2012, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $66.5 million and $42.2 million, respectively.

At December 31, 2013, the Company’s non-performing assets decreased 24.2% to $155.3 million (2.61% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $204.8 million (3.32% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2012.  The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At December 31, 2013, the allowance for non-covered originated loans and lease losses to non-performing loans coverage ratio was 61.52% (27.52% at December 31, 2012).

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

The following items comprise non-performing assets:

1.       Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due.  At December 31, 2013, the Company’s originated non-performing mortgage loans totaled $51.1 million (59.3% of the Company’s non-performing loans), a 55.6% decrease from $115.0 million (78.5% of the Company’s non-performing loans) at December 31, 2012.  Non-performing loans in this category are primarily residential mortgage loans. The non-performing loans decrease is primarily due to the reclassification of certain non-performing residential mortgage loans, with a net book value of $55.2 million, to the loan held-for-sale category. Without this re-classification to loans held-for-sale, non-performing loan balances would have been relatively consistent between December 31, 2012 and December 31, 2013.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At December 31, 2013, the Company’s originated non-performing commercial loans amounted to $22.8 million (26.5% of the Company’s non-performing loans), a 22.6% decrease when compared to non-performing commercial loans of $29.5 million at December 31, 2012 (20.1% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit.  At December 31, 2013, the Company’s originated non-performing consumer loans amounted to $805 thousand (0.9% of the Company’s total non-performing loans), an 82.1% increase from $442 thousand at December 31, 2012 (0.3% of the Company’s total non-performing loans).

Auto and leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days.  At December 31, 2013, the Company’s originated non-performing auto and leases amounted to $5.1 million (5.9% of the Company’s total non-performing loans), an increase of 3,784.7% from $131 thousand at December 31, 2012 (0.1% of the Company’s total non-performing loans).

2.       Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any.  At December 31, 2013, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $2.5 million (3.0% of the Company’s non-performing loans), a 1217.6% increase when compared to non-performing commercial lines of credit accounted for under ASC 310-20 of $193 thousand at December 31, 2012 (0.1% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At December 31, 2013, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $2.2 million (2.6% of the Company’s non-performing loans), an 102.6% increase when compared to non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 of $1.1 million at December 31, 2012 (0.7% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days. At December 31, 2013, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.6 million (1.9% of the Company’s non-performing loans), a 484.7%  increase when compared to non-performing auto loans accounted for under ASC 310-20 of $275 thousand at December 31, 2012 (0.2% of the Company’s non-performing loans).

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

4.       Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on the sale of foreclosed real estate for 2013 amounted to $3.2 million, respectively, compared to $4.4 million in 2012.

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

There may not be a foreclosure sale scheduled within 60 days prior to a loan modification under any such programs. This requirement does not apply to loans where the foreclosure process has been stopped by the Company. In order to apply for any of the loan modification programs, the borrower may not be in active bankruptcy or have been discharged from Chapter 7 bankruptcy since the loan was originated. Loans in these programs are to be evaluated by management for troubled-debt restructuring classification if the Company grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

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

For 2013, the net provision for covered loans amounted to $5.3 million, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. The allowance for covered loans decreased from $54.1 million at December 31, 2012 to $52.7 million at December 31, 2013.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2013	2012	%	2011

Non-covered loans
Originated and other loans:
Balance at beginning of period	$39,921	$37,010	7.9%	$31,430
Provision for non-covered loan and lease losses	55,579	13,854	301.2%	15,200
Charge-offs	(48,541)	(11,451)	323.9%	(10,126)
Recoveries	2,122	508	317.7%	506
	49,081	39,921	22.9%	37,010
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$-	$-	0.0%	$-
Provision for non-covered loan and lease losses	9,117	-	100.0%	-
Charge-offs	(11,205)	-	100.0%	-
Recoveries	4,442	-	100.0%	-
	2,354	-	100.0%	-
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$-	0.0%	$-
Provision for non-covered loan and lease losses	2,863	-	100.0%	-
	2,863	-	100.0%	-
Total non-covered loans balance at end of period	$54,298	$39,921	36.0%	$37,010

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.04%	3.22%	-36.5%	3.12%
Non-performing originated loans	61.52%	27.52%	123.6%	25.15%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	0.54%	-	100.0%	-
Non-performing acquired loans accounted for under ASC 310-20	36.95%	-	100.0%	-

Covered loans
Balance at beginning of period	$54,124	$37,256	45.3%	$49,286
Provision for covered loan and lease losses, net	5,335	9,827	-45.7%	(1,387)
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	(6,730)	7,041	-195.6%	(10,643)
Balance at end of period	$52,729	$54,124	-2.6%	$37,256

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	December 31,
	2013	2012	Variance %	2011
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,937	$21,092	-5.5%	$21,652
Commercial	14,897	17,072	-12.7%	12,548
Consumer	6,006	856	601.6%	1,423
Auto and leasing	7,866	533	1375.8%	845
Unallocated allowance	375	368	1.9%	542
Total allowance balance	$49,081	$39,921	22.9%	$37,010
Allowance composition:
Mortgage	40.62%	52.83%	-23.1%	58.52%
Commercial	30.35%	42.76%	-29.0%	33.90%
Consumer	12.24%	2.14%	472.0%	3.84%
Auto and leasing	16.03%	1.34%	1096.3%	2.28%
Unallocated allowance	0.76%	0.93%	-18.3%	1.46%
	100.00%	100.00%		100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.60%	2.61%	-0.5%	2.64%
Commercial	1.32%	4.89%	-73.0%	4.16%
Consumer	4.70%	1.83%	156.3%	3.57%
Auto and leasing	2.07%	1.42%	46.0%	3.28%
Unallocated allowance to total originated loans	0.02%	0.03%	-47.4%	0.05%
Total allowance to total originated loans	2.04%	3.22%	-36.5%	3.11%
Allowance coverage ratio to non-performing loans:
Mortgage	39.05%	18.34%	112.9%	19.74%
Commercial	65.25%	57.86%	12.8%	33.92%
Consumer	746.09%	193.67%	285.2%	412.46%
Auto and leasing	154.57%	406.87%	-62.0%	828.43%
Total	61.52%	27.52%	123.6%	25.15%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$926	$-	100.0%	$-
Auto	1,428	-	100.0%	-
Total allowance balance	$2,354	$-	100.0%	$-
Allowance composition:
Commercial	39.34%	-	100.0%	-
Auto	60.66%	-	100.0%	-
	100.00%	-	100.00%	-
Allowance coverage ratio at end of period applicable to:
Commercial	1.19%	-	100.0%	-
Auto	0.47%	-	100.0%	-
Total allowance to total acquired loans	0.54%	-	100.0%	-
Allowance coverage ratio to non-performing loans:
Commercial	36.41%	-	100.0%	-
Auto	88.81%	-	100.0%	-
Total	36.95%	-	100.0%	-
Acquired loans accounted for under ASC 310-30
Allowance balance:
Commercial	$1,713	$-	100.0%	$-
Consumer	418	-	100.0%	-
Auto	732	-	100.0%	-
Total allowance balance	$2,863	$-	100.0%	$-
Allowance composition:
Commercial	72.77%	-	100.0%	-
Consumer	14.60%	-	100.0%	-
Auto	1.49%	-	100.0%	-
	100.00%	-	100.00%	-

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Year Ended December 31,
			Variance
	2013	2012	%	2011
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(36,566)	$(6,492)	463.2%	$(5,836)
Recoveries	6	131	-95.4%	101
Total	(36,560)	(6,361)	474.8%	(5,735)
Commercial
Charge-offs	(5,889)	(4,081)	44.3%	(2,506)
Recoveries	383	156	145.5%	161
Total	(5,506)	(3,925)	40.3%	(2,345)
Consumer
Charge-offs	(1,485)	(739)	100.9%	(1,587)
Recoveries	165	194	-14.9%	234
Total	(1,320)	(545)	142.2%	(1,353)
Auto
Charge-offs	(4,601)	(139)	3210.1%	(197)
Recoveries	1,568	27	5707.4%	10
Total	(3,033)	(112)	2608%	(187)
Net credit losses
Total charge-offs	(48,541)	(11,451)	323.9%	(10,126)
Total recoveries	2,122	508	317.7%	506
Total	$(46,419)	$(10,943)	324.2%	$(9,620)
Net credit losses to average loans outstanding:
Mortgage	4.80%	0.81%	492.6%	0.66%
Commercial	0.83%	1.23%	-32.5%	0.92%
Consumer	1.53%	1.33%	15.0%	4.08%
Auto	1.42%	0.37%	283.8%	1.10%
Total	2.69%	0.93%	189.2%	0.82%
Recoveries to charge-offs	4.37%	4.44%	-1.5%	5.00%
Average originated loans:
Mortgage	$762,403	$781,838	-2.5%	$872,966
Commercial	663,968	318,716	108.3%	254,617
Consumer	86,250	41,022	110.3%	33,177
Auto	213,127	30,266	604.2%	17,036
Total	$1,725,748	$1,171,842	47.3%	$1,177,796

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Year Ended December 31,
			Variance
	2013	2012	%	2011
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(25)	$-	$100.0%	$-
Recoveries	9	-	100.0%	-
Total	(16)	-	100.0%	-
Consumer
Charge-offs	(5,530)	-	100.0%	-
Recoveries	1,035	-	100.0%	-
Total	(4,495)	-	100.0%	-
Auto
Charge-offs	(5,450)	-	100.0%	-
Recoveries	3,398	-	100.0%	-
Total	(2,052)	-	100.0%	-
Net credit losses
Total charge-offs	(11,204)	-	100.0%	-
Total recoveries	4,442	-	100.0%	-
Total	$(6,762)	$-	100.0%	$-
Net credit losses to average loans outstanding:
Commercial	0.01%	-	100.0%	-
Consumer	7.03%	-	100.0%	-
Auto	0.54%	-	100.0%	-
Total	0.89%	-	100.0%	-
Recoveries to charge-offs	39.65%	-	100.0%	-
Average loans accounted for under ASC 310-20:
Commercial	$311,546	$12,893	$2316.4%	$-
Consumer	63,983	2,440	2522.3%	-
Auto	382,770	16,842	2172.7%	-
Total	$758,299	$32,175	$2256.8%	$-

TABLE 11 — NON-PERFORMING ASSETS
	December 31,
			Variance
	2013	2012	(%)	2011
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled Debt Restructuring loans	$26,847	$50,468	-46.8%	$28,889
Other loans	56,430	96,176	-41.3%	118,251
Accruing loans
Troubled Debt Restructuring loans	1,898	-	100.0%	-
Other loans	977	-	100.0%	-
Total non-performing loans	$86,152	$146,644	-41.3%	$147,140
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	56,815	51,890	9.5%	13,812
Other repossessed assets	12,314	5,941	107.3%	-
Mortgage loans held for sale	-	319	-100.0%	1,472
	$155,281	$204,794	-24.2%	$162,424
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.61%	3.32%	-21.2%	2.63%
Non-performing assets to total capital	17.55%	23.71%	-26.0%	23.35%

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,468	$5,867	$5,415

TABLE 12 — NON-PERFORMING LOANS
	December 31,
			Variance
	2013	2012	%	2011
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$51,058	$115,002	-55.6%	$109,705
Commercial	22,830	29,506	-22.6%	36,988
Consumer	805	442	82.1%	345
Auto and leasing	5,089	131	3784.7%	102
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,543	193	1217.6%	-
Consumer	2,219	1,095	102.6%	-
Auto	1,608	275	484.7%	-
Total	$86,152	$146,644	-41.3%	$147,140
Non-performing loans composition percentages:
Originated loans
Mortgage	59.3%	78.5%		74.6%
Commercial	26.5%	20.1%		25.1%
Consumer	0.9%	0.3%		0.2%
Auto and leasing	5.9%	0.1%		0.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	3.0%	0.1%		0.0%
Consumer	2.6%	0.7%		0.0%
Auto	1.9%	0.2%		0.0%
Total	100.0%	100.0%		100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	3.04%	6.88%	-55.8%	12.58%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	1.45%	2.38%	-39.0%	2.38%
Total capital	9.74%	17.04%	-42.9%	21.15%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	0.83%	2.01%	-58.6%	2.91%
Non-performing loans	27.35%	29.17%	-6.2%	23.15%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	56.05%	27.86%	101.2%	23.27%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	82.18%	37.81%	117.3%	27.70%

TABLE 13 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2013
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$13,332	$318	2.39%	$25,095	$909	3.62%	$90,469	$2,378	2.63%
90 - 119 days	57	3	5.26%	-	-	0.00%	481	27	5.61%
120 - 179 days	82	4	4.88%	148	27	18.24%	1,067	88	8.25%
180 - 364 days	14	1	7.14%	153	26	16.99%	1,353	116	8.57%
365+ days	386	40	10.36%	270	78	28.89%	1,553	213	13.72%
Total	$13,871	$366	2.64%	$25,666	$1,040	4.05%	$94,923	$2,822	2.97%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.48%			0.89%			3.29%
Refinanced or Modified Loans:
Amount	$2,406	$224	9.31%	$-	$-	0.00%	$17,821	$1,506	8.45%
Percentage of Higher-Risk Loan Category	17.35%			0.00%			18.77%
Loan-to-Value Ratio:
Under 70%	$9,983	$242	2.42%	$2,726	$164	6.02%	$-	$-	-
70% - 79%	2,697	60	2.22%	3,857	156	4.04%	-	-	-
80% - 89%	887	21	2.37%	7,281	254	3.49%	-	-	-
90% and over	304	43	14.14%	11,802	466	3.95%	94,923	2,822	2.97%
	$13,871	$366	2.64%	$25,666	$1,040	4.05%	$94,923	$2,822	2.97%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico Government, including its agencies and instrumentalities:

TABLE 14 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2013
		Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$140.8	$110.8	$-	$30.0	Repayment sources include all available revenues of the Commonwealth
Public corporations	344.5	191.4	62.5	90.6	$88.9 million which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	227.8	-	0.5	227.3	Repayment from property taxes
Investment securities	146.3	124.0	-	22.3	$98.7 million which mature in less than a year, sources of repayment include all available revenues of the Commonwealth
Total	$859.4	$426.2	$63.0	$370.2

Some highlights follow on the data included above:

•         Loans to Puerto Rico central government and public corporations are collateralized or have specific repayment sources.

•         Loans to municipalities are backed by unlimited taxing power or real and personal property taxes.

•         50% of loans and securities balances mature in 12-months or less.

•         Amounts in the table above do not include total valuation allowance of approximately 2.39%.

•         Investment securities include $98.7 million acquired credit positions consisting of privately placed PR bonds.

•         Deposits from municipalities, central government and other government entities totaled $334.9 million at December 31, 2013. However, this amount is expected to decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies and instrumentalities to maintain certain deposits at GDB.

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Company’s consolidated financial statements, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2013, the aggregate contractual obligations and commercial commitments, excluding accrued interests and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$1,265,000	$340,000	$425,000	$500,000	$-
Advances from FHLB	335,808	265,589	4,730	55,000	10,489
Subordinated capital notes	103,083	-	67,000	-	36,083
Other term notes	2,734	-	1,000	-	1,734
Annual rental commitments under noncancelable operating leases	57,750	8,182	15,297	12,521	21,750
Certificates of deposits	2,028,278	1,142,159	689,369	196,750	-
Total	$3,792,653	$1,755,930	$513,027	$567,521	$70,056

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, decreased to $520.3 million for 2013, as compared to $591.7 million from the previous year. In 2012, as part of the BBVAPR Acquisition, the Company assumed commitment amounted to $461.6 million. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. Commitments for loans covered under the FDIC shared-loss agreements amounted to $11.4 million at December 31, 2013.

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

QUARTERLY FINANCIAL DATA (Unaudited)

The following is a summary of the unaudited quarterly results of operations:

TABLE 15 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2013	2013	2013	2013	2013
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$114,172	$126,302	$121,101	$132,057	$493,632
Interest expense	20,556	20,007	22,010	21,387	83,960
Net interest income	93,616	106,295	99,091	110,670	409,672
Provision for non-covered loan and lease losses	7,916	37,527	9,900	12,216	67,559
Provision for covered loan and lease losses, net	672	1,211	3,074	378	5,335
Total provision for loan and lease losses, net	8,588	38,738	12,974	12,594	72,894
Net interest income after provision for loan and lease losses	85,028	67,557	86,117	98,076	336,778
Non-interest income	10,099	6,871	3,362	(2,819)	17,513
Non-interest expenses	66,809	68,822	63,273	65,650	264,554
Income before taxes	28,318	5,606	26,206	29,607	89,737
Income tax expense (benefit)	7,126	(31,934)	6,585	9,514	(8,709)
Net income	21,192	37,540	19,621	20,093	98,446
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
Income available to common shareholders	$17,727	$34,074	$16,156	$16,627	$84,584
PER SHARE DATA:
Basic	$0.39	$0.75	$0.35	$0.36	$1.85
Diluted	$0.37	$0.68	$0.34	$0.35	$1.73

	March 31,	June 30,	September 30,	December 31,	Total
	2012	2012	2012	2012	2012
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$69,911	$60,784	$65,676	$64,437	$260,808
Interest expense	30,413	27,130	24,941	21,034	103,518
Net interest income	39,498	33,654	40,735	43,403	157,290
Provision for non-covered loan and lease losses	3,000	3,800	3,600	3,454	13,854
Provision for covered loan and lease losses, net	7,157	1,467	221	982	9,827
Total provision for loan and lease losses, net	10,157	5,267	3,821	4,436	23,681
Net interest income after provision for loan and lease losses	29,341	28,387	36,914	38,967	133,609
Non-interest income	12,650	17,337	14,390	(18,098)	26,279
Non-interest expenses	29,398	29,709	31,649	41,276	132,032
Income (loss) before taxes	12,593	16,015	19,655	(20,407)	27,856
Income tax expense (benefit)	1,937	1,057	1,894	(1,587)	3,301
Net Income (loss)	10,656	14,958	17,761	(18,820)	24,555
Less: dividends on preferred stock	(1,201)	(1,200)	(3,039)	(4,499)	(9,939)
Income (loss) available to common shareholders	$9,455	$13,758	$14,722	$(23,319)	$14,616
PER SHARE DATA:
Basic	$0.23	$0.34	$0.36	$(0.53)	$0.35
Diluted	$0.23	$0.34	$0.35	$(0.53)	$0.35

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

These simulations are highly complex, and use many simplifying assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2013 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$7,019	2.02%	$6,259	1.81%
+ 100 Basis points	$4,328	1.25%	$3,952	1.14%
- 50 Basis points	$(447)	-0.13%	$(444)	-0.13%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing  the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY  as of December 31, 2013.

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

Derivative instruments that are used as part of the Company’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Company the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Company enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 11 to the accompanying audited consolidated financial statements for further information concerning the Company’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $850 thousand (notional amount of $40.6 million) and a derivative liability of $11.8 million (notional amount of $225.0 million) were recognized at December 31, 2013, related to the valuation of these swaps. Refer to Note 11 of the audited consolidated financial statements for a description of these swaps.

As part of the BBVAPR Acquisition, the Company assumed certain derivative contracts from BBVAPR, including interest rate swaps not designated as hedging instruments which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which BBVAPR entered into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2013, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.9 million (notional amounts of $16.6 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.9 million (notional amounts of  $16.6 million). Refer to Note 11 of the audited consolidated financial statements for a description of these swaps.

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

At December 31, 2013 and  2012, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $16.4 million (notional amounts of  $28.0 million) and $13.2 million, respectively, and the options sold to customers embedded in the certificates of deposit represented a liability of $15.7 million (notional amount of $26.9 million) and $12.7 million (notional amount of $62.3 million), respectively.

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of December 31, 2013, the Company had $266 million in interest rate swaps at an average rate of 2.60% designated as cash flow hedges for $266 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last eight years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, and the Puerto Rico government’s large indebtedness and structural budget deficit, and the recent rating downgrades of Puerto Rico general obligations and certain other government bonds to levels that are below investment grade.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of December 31, 2013, the Company had $1.265 billion in repurchase agreements and $828.1 million in brokered deposits.

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

Although the Company expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to the Company, the availability and cost of the Company’s funding sources could be adversely affected. In that event, the Company’s cost of funds may increase, thereby reducing its net interest income, or the Company may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. The Company’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by the Company or market-related events. In the event that such sources of funds are reduced or eliminated and the Company is not able to replace these on a cost-effective basis, the Company may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.

As of December 31, 2013, the Company had approximately $621.3 million in unrestricted cash and cash equivalents, $137 million in investment securities that are not pledged as collateral, $714 million in borrowing capacity at the FHLB-NY and $850 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OFG Bancorp

FORM 10-K

FINANCIAL DATA INDEX

Page
Management’s Annual Report on Internal Controls Over Financial Reporting	88
Report of Independent Registered Public Accounting Firm	89
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	90
Consolidated Statements of Financial Condition at December 31, 2013 and 2012	91
Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011	92
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	93
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012, and 2011	94
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	95-96
Notes to the Consolidated Financial Statements
Note 1– Summary of Significant Accounting Policies	97-115
Note 2 – Business Combinations	116-118
Note 3 – Restricted Cash	118-119
Note 4 – Securities Purchased Under Agreements to Resell and Investments	119-125
Note 5 – Pledged Assets	126
Note 6 – Loans	127-135
Note 7 – Allowance for Loan and Lease Losses	136-150
Note 8 – Servicing Assets	151-152
Note 9 – Premises and Equipment	153
Note 10 – FDIC Loss Share Asset and True-up Payment Obligation	153-154
Note 11 – Derivative Activities	155-157
Note 12 – Accrued Interest Receivable and Other Assets	158-159
Note 13 – Deposits and Related Interest	159-160
Note 14 – Borrowings	160-165
Note 15 – Offsetting of Financial Assets and Liabilities	166-167
Note 16 – Employee Benefit Plans	168
Note 17 – Related Party Transactions	168
Note 18 – Income Taxes	169-172
Note 19 – Stockholders’ Equity and Earnings per Common Share	172-178
Note 20 – Guarantees	179-180
Note 21 – Commitments and Contingencies	181-183
Note 22 – Fair Value of Financial Instruments	183-191
Note 23 – Business Segments	191-192
Note 24 – OFG Bancorp (Holding Company Only) Financial Information	193-195

OFG Bancorp

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and stockholders of OFG Bancorp:

The management of OFG Bancorp (the “Company”) is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of internal control over financial reporting. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013 based on the COSO Criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report dated March 3, 2014.

By:	/s/ José Rafael Fernández	By:	/s/ Ganesh Kumar
José Rafael Fernández		Ganesh Kumar
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 3, 2014		Date: March 3, 2014

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFG Bancorp:

We have audited the accompanying consolidated statements of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OFG Bancorp and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFG Bancorp and its subsidiaries’  internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 3, 2014

Stamp No. E94592 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OFG Bancorp:

We have audited OFG Bancorp and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OFG Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OFG Bancorp and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 3, 2014

Stamp No. E94593 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2013 AND 2012

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$696,501	$855,490
Money market investments	6,967	13,205
Total cash and cash equivalents	703,468	868,695
Securities purchased under agreements to resell	60,000	80,000
Investments:
Trading securities, at fair value, with amortized cost of $2,448 (December 31, 2012 - $508)	1,869	495
Investment securities available-for-sale, at fair value, with amortized cost of $1,575,043 (December 31, 2012 - $2,118,825)	1,588,425	2,194,286
Federal Home Loan Bank (FHLB) stock, at cost	24,450	38,411
Other investments	65	73
Total investments	1,614,809	2,233,265
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	46,529	64,145
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $54,298 (December 31, 2012 - $39,921)	4,615,929	4,698,185
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $52,729 (December 31, 2012 - $54,124)	356,961	395,307
Total loans, net	5,019,419	5,157,637
Other assets:
FDIC shared-loss indemnification asset	189,240	302,295
Foreclosed real estate covered under shared-loss agreements with the FDIC	33,209	22,283
Foreclosed real estate not covered under shared-loss agreements with the FDIC	56,815	51,890
Accrued interest receivable	18,734	14,654
Deferred tax asset, net	137,564	126,652
Premises and equipment, net	82,903	84,997
Customers' liability on acceptances	23,042	26,996
Servicing assets	13,801	10,795
Derivative assets	20,502	21,889
Goodwill	86,069	86,069
Other assets	98,440	123,641
Total assets	$8,158,015	$9,211,758
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,138,005	2,447,163
Savings accounts	1,194,567	634,819
Time deposits	2,050,693	2,608,597
Total deposits	5,383,265	5,690,579
Borrowings:
Short term borrowings	-	92,210
Securities sold under agreements to repurchase	1,267,618	1,695,247
Advances from FHLB	336,143	536,542
Subordinated capital notes	100,010	146,038
Other borrowings	3,663	16,627
Total borrowings	1,707,434	2,486,664
Other liabilities:
Derivative liabilities	14,937	26,260
Acceptances executed and outstanding	23,042	26,996
Accrued expenses and other liabilities	144,424	117,653
Total liabilities	7,273,102	8,348,152
Commitments and contingencies (See Note 21)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2012 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2012 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,707,023 shares issued:
45,676,922 shares outstanding (December 31, 2012 - 52,670,878; 45,580,281)	52,707	52,671
Additional paid-in capital	538,071	537,453
Legal surplus	61,957	52,143
Retained earnings	133,629	70,734
Treasury stock, at cost, 7,030,101 shares (December 31, 2012 - 7,090,597 shares)	(80,642)	(81,275)
Accumulated other comprehensive income, net of tax of -$831 (December 31, 2012 - $1,802)	3,191	55,880
Total stockholders’ equity	884,913	863,606
Total liabilities and stockholders’ equity	$8,158,015	$9,211,758
The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,

	2013	2012	2011
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$352,133	$80,023	$68,600
Loans covered under shared-loss agreements with the FDIC	91,769	85,376	67,665
Total interest income from loans	443,902	165,399	136,265
Mortgage-backed securities	40,927	88,508	151,924
Investment securities and other	8,803	6,901	9,106
Total interest income	493,632	260,808	297,295
Interest expense:
Deposits	40,977	29,649	45,497
Securities sold under agreements to repurchase	29,249	60,575	93,280
Advances from FHLB and other borrowings	8,620	10,906	12,270
FDIC-guaranteed term notes	-	909	4,084
Subordinated capital notes	5,114	1,479	1,231
Total interest expense	83,960	103,518	156,362
Net interest income	409,672	157,290	140,933
Provision for non-covered loan and lease losses	67,559	13,854	15,200
Provision for covered loan and lease losses, net	5,335	9,827	(1,387)
Total provision for loan and lease losses	72,894	23,681	13,813
Net interest income after provision for loan and lease losses	336,778	133,609	127,120
Non-interest income:
Banking service revenue	44,656	13,796	12,663
Financial service revenue	30,924	25,350	20,571
Mortgage banking activities	9,689	9,705	9,876
Total banking and financial service revenues	85,269	48,851	43,110
Total loss on other-than-temporarily impaired securities	-	-	(15,018)
Portion of loss on securities recognized in other comprehensive income	-	-	0
Other-than-temporary impairments on securities	-	-	(15,018)
FDIC shared-loss expense, net	(69,267)	(28,022)	(3,379)
Net gain (loss) on:
Sale of securities	-	74,210	27,996
Derivatives	(220)	(43,046)	(12,381)
Early extinguishment of debt	1,061	(26,052)	(4,790)
Other non-interest income (expense)	670	338	(3,083)
Total non-interest income, net	17,513	26,279	32,455

Non-interest expense:
Compensation and employee benefits	91,957	45,778	45,552
Professional and service fees	31,866	22,274	22,805
Occupancy and equipment	34,408	17,530	17,530
Insurance	8,795	6,742	6,642
Electronic banking charges	16,867	6,430	5,709
Advertising, business promotion, and strategic initiatives	7,025	6,254	5,977
Merger and restructuring charges	17,660	4,990	-
Foreclosure, repossession and other real estate expenses	16,894	7,845	3,829
Loan servicing and clearing expenses	7,588	3,309	3,978
Taxes, other than payroll and income taxes	15,539	3,502	4,721
Communication	3,377	1,627	1,500
Printing, postage, stationary and supplies	3,459	1,254	1,264
Director and investor relations	1,098	1,039	1,305
Other	8,021	3,458	3,447
Total non-interest expense	264,554	132,032	124,259
Income before income taxes	89,737	27,856	35,316
Income tax expense (benefit)	(8,709)	3,301	866
Net income	98,446	24,555	34,450
Less: dividends on preferred stock	(13,862)	(9,939)	(4,802)
Income available to common shareholders	$84,584	$14,616	$29,648
Earnings per common share:
Basic	$1.85	$0.35	$0.67
Diluted	$1.73	$0.35	$0.67
Average common shares outstanding and equivalents	53,033	45,304	44,524
Cash dividends per share of common stock	$0.26	$0.24	$0.21

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,

	2013	2012	2011
	(In thousands)
Net income	$98,446	$24,555	$34,450
Other comprehensive loss before tax:
Unrealized gain (loss) on securities available-for-sale	(62,080)	63,152	60,287
Realized gain on investment securities included in net income	-	(74,210)	(27,996)
Total loss on other-than-temporarily impaired securities	-	-	15,018
Unrealized gain (loss) on cash flow hedges	6,758	(7,702)	(47,425)
Realized loss on cash flow hedges included in net income	-	37,463	-
Other comprehensive loss before taxes	(55,322)	18,703	(116)
Income tax effect	2,633	46	260
Other comprehensive loss after taxes	(52,689)	18,749	144
Comprehensive income	$45,757	$43,304	$34,594

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Preferred stock:
Balance at beginning of year	$176,000	$68,000	$68,000
Issuance of preferred stock	-	108,000	-
Balance at end of year	176,000	176,000	68,000
Common stock:
Balance at beginning of year	52,671	47,809	47,808
Issuance of common stock	-	4,829	-
Exercised stock options	36	33	1
Balance at end of year	52,707	52,671	47,809
Additional paid-in capital:
Balance at beginning of year	537,453	499,096	498,435
Issuance of common stock	-	48,776	-
Stock-based compensation expense	1,823	1,552	1,310
Exercised stock options	399	361	7
Lapsed restricted stock units	(1,563)	(494)	(656)
Common stock issuance costs	(16)	(4,385)	-
Preferred stock issuance costs	(25)	(7,453)	-
Balance at end of year	538,071	537,453	499,096
Legal surplus:
Balance at beginning of year	52,143	50,178	46,331
Transfer from retained earnings	9,814	1,965	3,847
Balance at end of year	61,957	52,143	50,178
Retained earnings:
Balance at beginning of year	70,734	68,149	51,502
Net income	98,446	24,555	34,450
Cash dividends declared on common stock	(11,875)	(10,066)	(9,154)
Cash dividends declared on preferred stock	(13,862)	(9,939)	(4,802)
Transfer to legal surplus	(9,814)	(1,965)	(3,847)
Balance at end of year	133,629	70,734	68,149
Treasury stock:
Balance at beginning of year	(81,275)	(74,808)	(16,732)
Stock repurchased	-	(7,022)	(58,775)
Lapsed restricted stock units	556	494	656
Stock used to match defined contribution plan	77	61	43
Balance at end of year	(80,642)	(81,275)	(74,808)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	55,880	37,131	36,987
Other comprehensive loss, net of tax	(52,689)	18,749	144
Balance at end of year	3,191	55,880	37,131
Total stockholders’ equity	$884,913	$863,606	$695,555

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

  CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$98,446	$24,555	$34,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization of deferred loan origination fees, net of costs	1,258	658	(86)
Amortization of fair value discounts on acquired loans	12,224	-	-
Amortization of investment securities premiums, net of accretion of discounts	19,014	41,768	37,989
Amortization of core deposit and customer relationship intangibles	2,577	230	143
Amortization of fair value premiums on acquired deposits	14,400	-	-
FDIC shared-loss expense, net	69,267	28,022	3,379
Amortization of prepaid FDIC assessment	-	5,148	5,197
Other-than-temporary impairments on securities	-	-	15,018
Other impairments on securities	8	-	77
Depreciation and amortization of premises and equipment	10,318	4,845	5,479
Deferred income taxes, net	(11,066)	1,513	(1,564)
Provision for covered and non-covered loan and lease losses, net	72,894	23,681	13,813
Stock-based compensation	1,823	1,552	1,310
(Gain) loss on:
Sale of securities	-	(74,210)	(27,996)
Sale of mortgage loans held-for-sale	(2,980)	(6,432)	(5,845)
Derivatives	220	43,046	12,381
Early extinguishment of debt	(1,061)	26,052	4,790
Foreclosed real estate	6,255	4,366	1,717
Sale of other repossessed assets	3,089	(112)	34
Sale of premises and equipment	5	(83)	23
Originations of loans held-for-sale	(307,339)	(199,991)	(194,781)
Proceeds from sale of loans held-for-sale	147,531	102,474	80,399
Net (increase) decrease in:
Trading securities	(1,374)	333	1,150
Accrued interest receivable	(4,080)	3,510	8,534
Servicing assets	(3,006)	(341)	(759)
Other assets	29,123	4,899	4,724
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(2,155)	(4,640)	(1,058)
Accrued expenses and other liabilities	18,425	19,397	(38,245)
Net cash provided by (used in) operating activities	173,816	50,240	(39,727)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(33,294)	(1,657,754)	(495,018)
Investment securities held-to-maturity	-	(119,026)	(311,922)
FHLB stock	(104,337)	(454)	(1,283)
Swaps options	-	(3,492)	-
Equity options	-	-	(424)
Maturities and redemptions of:
Investment securities available-for-sale	554,801	1,574,727	780,430
Investment securities held-to-maturity	-	230,958	109,584
FHLB stock	118,298	1,370	-
Proceeds from sales of:
Investment securities available-for-sale	141,202	2,265,594	620,304
Foreclosed real estate and other repossessed assets	57,449	18,159	18,183
Premises and equipment	891	168	304
Origination and purchase of loans, excluding loans held-for-sale	(1,176,875)	(260,821)	(201,172)
Principal repayment of loans, including covered loans	1,171,150	265,584	266,777
Reimbursements from the FDIC on shared-loss agreements	47,100	96,664	75,474
Additions to premises and equipment	(9,120)	(1,927)	(3,385)
Net change in securities purchased under agreements to resell	20,000	(80,000)	-
Cash consideration paid for BBVAPR Acquisition	-	(500,000)	-
Cash and cash equivalents received in BBVAPR Acquisition	-	394,638	-
Net cash provided by investing activities	787,265	2,224,388	857,852

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(323,899)	(251,452)	(192,368)
Short term borrowings	(92,210)	(4,401)	(2,540)
Securities sold under agreements to repurchase	(427,931)	(1,741,605)	(404,790)
FHLB advances	(213,144)	20,618	-
Subordinated capital notes	(44,968)	-	-
FDIC-guaranteed term notes	-	(105,000)	-
Exercise of stock options and restricted units lapsed, net	(572)	394	8
Issuance of common stock costs	(16)	49,220	-
Issuance of preferred stock costs	(25)	100,547	-
Purchase of treasury stock	-	(7,022)	(58,775)
Termination of derivative instruments	1,108	(38,714)	5,401
Dividends paid on preferred stock	(13,862)	(9,939)	(4,802)
Dividends paid on common stock	(10,789)	(10,066)	(9,154)
Net cash used in financing activities	(1,126,308)	(1,997,420)	(667,020)
Net change in cash and cash equivalents	(165,227)	277,208	151,105
Cash and cash equivalents at beginning of period	868,695	591,487	440,382
Cash and cash equivalents at end of period	$703,468	$868,695	$591,487
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$98,856	$110,622	$157,645
Income taxes paid	$378	$8,031	$4,109
Mortgage loans securitized into mortgage-backed securities	$137,943	$78,037	$135,034
Transfer from loans to foreclosed real estate and other repossessed assets	$89,142	$34,000	$18,875
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$41,780	$9,871	$9,542
Investment securities held-to-maturity transferred to available-for-sale	$-	$762,340	$-

For the year ended December 31, 2012, the changes in operating assets and liabilities included in the reconciliation of net income to net cash provided by operating activities, as well as the changes in assets and liabilities presented in the investing and financing sections are net of the effect of the assets acquired and liabilities assumed from the BBVAPR Acquisition. Refer to Note 2 to the consolidated financial statements for the composition and balances of the assets and liabilities recorded at fair value by the Company on December 18, 2012. The cash received in the transaction, which amounted to $394.6 million, is presented in the investing activities section of the Consolidated Statements of Cash Flows as “Cash and cash equivalents received in BBVAPR Acquisition”.

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of OFG Bancorp (the “Company”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices. The following is a description of the Company’s most significant accounting policies:

Nature of Operations

The Company is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”). The Company also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of the Company and its subsidiaries are located in San Juan, Puerto Rico, except for CPC, which is located in Boca Raton, Florida.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Company is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank offers banking services such as commercial, and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a unit of the Bank, are international banking entities licensed pursuant to International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages.  Their activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

The Company’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Business Combinations

The Company accounted for the BBVAPR Acquisition and the FDIC-assisted acquisition of Eurobank under the accounting guidance of ASC Topic No. 805, Business Combinations, which requires the use of the purchase method of accounting. All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan losses related to the acquired loans was recorded on the acquisition date. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820, exclusive of the shared-loss agreements with the FDIC applicable to the FDIC-assisted acquisition. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows. Because the FDIC has agreed to reimburse the Company for losses related to the acquired loans in the FDIC-assisted acquisition, subject to certain provisions specified in the shared-loss agreements, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the loans covered under FDIC shared-loss agreements, and is measured on the same basis, subject to collectability or contractual limitations. The loss share indemnification asset on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties. The initial valuation of these loans and related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and independent third-party appraisals. Factors that may significantly affect the initial valuation include, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, the specific terms and provisions of any shared-loss agreements, and specific industry and market conditions that may impact independent third-party appraisals. The Company applied the guidance of ASC 310-30 to most of the loans acquired in the FDIC-assisted acquisition (including applying ASC 310-30 by analogy to loans that do not meet the scope of ASC 310-30 but meet certain other criteria as outlined below), except for credit cards. Also, the Company applied the guidance of ASC 310-30 to most of the loans from the BBVAPR Acquisition, except for credit cards, retail and commercial lines of credits, floor plans and performing auto loans with Fair Isaac Corporation (“FICO”) scores over 660 which were acquired at a premium.

ASC 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (i) credit deterioration on the loan from its inception until the acquisition date and (ii) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated. Acquired loans that meet the definition of nonaccrual status fall within the Company’s definition of impaired loans under ASC 310-30. Performing loans would generally not meet either criteria and therefore not fall within the scope of ASC 310-30. Many of the acquired loans that did not meet the Company’s definition of non-accrual status also resulted in the recognition of a discount attributable to credit quality. The Company elected to analogize to ASC 310-30 and only accrete the portion of the fair value discount unrelated to credit pursuant to the provisions of the AICPA letter dated December 18, 2009, where the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for the pooling of discount accretion associated with loan receivables acquired in a business combination or asset purchase. The Company adopted an accounting policy consistent with accounting of the Eurobank acquisition to consistently apply by analogy the expected cash flow approach under ASC 310-30 to acquired loan portfolios.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, fair value of assets acquired and liabilities assumed, the valuation of securities and derivative instruments, revisions to expected cash flows in acquired loans, accounting for the indemnification asset, and the determination of income taxes and other-than-temporary impairment of securities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of GAAP.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash Equivalents

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition.

Earnings per Common Share

Basic earnings per share is calculated by dividing income available to common shareholders (net income reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings per share is similar to the computation of basic earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares underlying stock options and restricted units had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the consolidated financial statements.

Securities Purchased/Sold Under Agreements to Resell/Repurchase

The Company purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the consolidated statements of financial condition. It is the Company’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. The Company monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate.

 The Company also sells securities under agreements to repurchase the same or similar securities. The Company retains effective control over the securities sold under these agreements.  Accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes to meet liquidity needs or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income.

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

The Company classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

The Company’s investment in the Federal Home Loan Bank (“FHLB”) of New York stock, a restricted security, has no readily determinable fair value and can only be sold back to the FHLB-NY at cost. Therefore, these stocks are deemed to be nonmarketable equity securities and are carried at cost.

Premiums and discounts are amortized to interest income over the life of the related securities using the interest method. Net realized gains or losses on sales of investment securities and unrealized gains and losses valuation adjustments considered other than temporary, if any, on securities classified as either available-for-sale or held-to-maturity are reported separately in the statements of operations. The cost of securities sold is determined by the specific identification method.  During the third quarter of 2012, the Company made a change in one of the estimates applied in the calculation of the amortization of premiums/discounts in the mortgage-backed securities portfolio. The estimate involves the period used in measuring the repayment experience of each security and the change consists of using a 12-month look-back period instead of a 3-month period for these purposes.  The Company believes that this extended period better reflects the portfolio behavior, especially considering the seasonal cycle of the U.S. housing market, and also reduces the volatility that affects interest income recognition when using a more limited prepayment history experience in periods of greater market volatility.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Financial Instruments

Certain financial instruments, including derivatives, trading securities and investment securities available-for-sale, are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as the well as time value and yield curve or volatility factors underlying the positions.

The Company determines the fair value of its financial instruments based on the fair value measurement framework, which establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

Level 1 — Level 1 assets and liabilities include equity securities that are traded in an active exchange market, as the well as certain U.S. Treasury and other U.S. government agency securities that are traded by dealers or brokers in active markets. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Impairment of Investment Securities

The Company conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairments. The Company separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with a credit loss is recognized in income, while the remaining noncredit-related component is recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing it to the present value of cash flows expected to be collected from the security discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

The Company’s review for impairment generally entails, but is not limited to:

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

•  current market conditions;

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•  adverse conditions specifically related to the security, industry, or a geographic area;

•  the Company’s intent to sell the debt security;

•  whether it is more-likely-than-not that the Company will be required to sell the debt security before its anticipated recovery; and

•  other qualitative factors that could support or not an other-than-temporary impairment.

Derivative Instruments and Hedging Activities

The Company’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. The Company’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by the Company’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. The Company considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by the Company’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate swaps, caps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Company the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Company enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

The Company has offered its customers certificates of deposit with an option tied to the performance of the Standard & Poor’s 500 stock market index (“S&P 500 Index”). The Company has purchased options from major financial entities to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives a certain percentage of the increase, if any, in the initial month-end value of the S&P 500 Index over the average of the monthly index observations in a five-year period in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. The embedded option in the certificates of deposit is bifurcated, and the changes in the value of that option are also recorded in earnings.

When using derivative instruments, the Company exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract due to insolvency or any other event of default, the Company’s credit risk will equal the fair value gain in a derivative plus any cash or securities that may have been delivered to the counterparty as part of the transaction terms. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes the Company, thus creating a repayment risk for the Company. This risk is generally mitigated by requesting cash or securities from the counterparty to cover the positive fair value. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, assumes no credit risk other than to the extent that the cash or value of the collateral delivered as part of the transactions exceeds the fair value of the derivative. The Company minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.

The Company uses forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in LIBOR. Once the forecasted wholesale borrowing transactions occur, the interest rate swap will effectively lock-in the Company’s interest rate payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional amount. By employing this strategy, the Company minimizes its exposure to volatility in LIBOR.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of this hedging strategy, the Company formally documents all relationships between hedging instruments and hedged items, as the well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

The Company discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

The Company’s derivative activities are monitored by its Asset/Liability Management Committee which is also responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk-management.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 21 hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

The residential mortgage loans reported as held-for-sale are stated at the lower of cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time the Company sells to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

The Company recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.

The Company is not engaged in sales of mortgage loans and mortgage-backed securities subject to recourse provisions except for those provisions that allow for the repurchase of loans as a result of a breach of certain representations and warranties other than those related to the credit quality of the loans included in the sale transactions.

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Company surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in ASC Topic 860 are met: (i) the assets must be isolated from creditors of the transferor, (ii) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Company transfers financial assets and the transfer fails any one of these criteria, the Company is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, the Company treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction. For transfers of financial assets that satisfy the conditions to be accounted for as sales, the Company derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if the Company was a debtor under the

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the intent of the parties, the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or may sell the loans directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require the Company to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, the Company may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans, and therefore these are derecognized from the balance sheet. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over these loans, and these must be brought back onto the Company’s books as assets at fair value, regardless of whether the Company intends to exercise the buy-back option. Quality review procedures are performed by the Company as required under the government agency programs to ensure that asset guideline qualifications are met. The Company has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Company, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

As part of the BBVAPR Acquisition, on December 18, 2012, the Company assumed a liability for residential mortgage loans sold by BBVAPR subject to credit recourse, principally loans associated with FNMA residential mortgage loan sales and securitization programs. In the event of any customer default, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. In the event of nonperformance by the borrower, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. The Company has established a liability to cover the estimated credit loss exposure related to loans sold with credit recourse.

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

Servicing Assets

The Company periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, the Company may purchase or assume the right to service mortgage loans originated by others. Whenever the Company undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the Company for servicing the loans. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Company for its expected cost.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

Non-covered Loans and Leases

Originated and Other Loans and Leases Held in Portfolio

Loans the Company originates and intends to hold in portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs which are amortized to interest income over the expected life of the loan using the interest method. The Company discontinues accrual of interest on originated loans after payments become more than 90 days past due or earlier if the Company does not expect the full collection of principal or interest. The delinquency status is based upon the contractual terms of the loans.

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

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the non-covered loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses on non-covered loans.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Company.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. The Company measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, or (ii) when deemed necessary by management. The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

The Company uses a rating system to apply an overall allowance percentage to each non-covered loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve months. The actual loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

collateral value. Additional impact from the historical loss experience is applied based on levels of delinquency and loan classification.

During the third quarter of 2013, management changed the methodology of the general reserve calculation in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. During the first and second quarters of 2013, management maintained a parallel computation of the general reserve and the impact of the new methodology was an increase of $242 thousand. Principal changes are concentrated in the commercial, consumer, and auto and leasing portfolios. The commercial loans portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's past 12-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses on each category. The consumer loans portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors is calculated for each sub-class of loans by delinquency bucket. The allowance factor on auto portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto portfolio is segmented by FICO score at origination. Also, during 2012, the Company revised this severity impact applied to historical loss factors based on delinquency buckets and loan classifications to further segregate these impacts between loans secured by real estate and unsecured loans. The following portfolio segments have been identified: mortgage loans, commercial loans, consumer loans, and auto and leasing.

At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in the Company’s portfolio are carried at amortized cost. Residential mortgage loans held for sale are recorded at the lower of the aggregate cost or market value (“LOCOM”).

Acquired Loans and Leases

Loans that the Company acquire in acquisitions are recorded at fair value with no  carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

The Company has acquired loans in two  separate acquisitions, the BBVAPR Acquisition in December 2012 and the FDIC-assisted Eurobank acquisition in April 2010. For each acquisition, the Company considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of ASC 310-30:

•         Loans that were 90 days or more past due,

•         Loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well defined weakness that jeopardizes liquidation of the loan,

•         Loans that were classified as nonaccrual by the acquired bank at the time of acquisition, and

•         Loans that had been previously modified in a troubled debt restructuring.

Any acquired loans that were not individually in the scope of ASC 310-30 because they did not meet the criteria above were either (i) pooled into groups of similar loans based on the borrower type, loan purpose, and collateral type and accounted for under ASC 310-30 by analogy or (ii) accounted for under ASC 310-20 (Non-refundable fees and other costs).

Acquired Loans Accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credit and floor plans which are specifically scoped out of ASC 310-30 are accounted for under the provisions of ASC 310-20.  Also, performing auto loans with FICO scores over 660 acquired at a premium in the BBVAPR Acquisition are accounted for under this guidance.  Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of ASC 310-20 require that any differences between the contractually required loan payments in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, are removed from the acquired loan category. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accruing policy and any accretion of discount is discontinued. These assets

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management will take into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.

The allowance for loan and lease losses model for acquired loans accounted for under ASC 310-20 is the same as for the originated and other loan portfolio.

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company performed a fair valuation of each of the loan pools, and each pool was recorded at a discount. The Company determined that at least part of the discount on the acquired individual or pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that the Company did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, the Company has made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and (iii) were not subsequently accounted for at fair value.

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of the associated allowance for loan losses, if any and the reversal of a corresponding amount of the nonaccretable discount which the Company then reclassifies as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The Company’s evaluation of the amount of future cash flows that it expects to collect takes into account actual credit performance of the acquired loans to date and the Company’s best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that the Company experiences deterioration in credit quality in its expected cash flows subsequent to the acquisition of the loans; an allowance for loan losses would be established based on the estimate of future credit losses over the remaining life of the loans.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company performs such an evaluation on a quarterly basis on both its acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not the Company has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated by a vintage and FICO based model which incorporates a projected forward loss curve. For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile. Lifetime loss rates are developed from internally generated loss data and are applied to each pool.

To the extent that the Company cannot reasonably estimate cash flows, interest income recognition is discontinued. The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans. Accordingly, as long as the Company can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest in the Company’s financial statement disclosures, regardless of whether or not the Company expects any principal or interest cash flows on an individual loan 90 days or more past due.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered loans

Because of the loss protection provided by the FDIC, the risks of the loans acquired in the FDIC-assisted Eurobank acquisition that are covered under the FDIC shared-loss agreements are significantly different from those loans not covered under the FDIC shared-loss agreements. Accordingly, the Company presents loans subject to the shared-loss agreements as “covered loans.”

Loans acquired in the FDIC-assisted acquisition were accounted for under ASC 310-30, except for credit card balances which were subsequently cancelled. To the extent credit deterioration occurs in covered loans after the date of acquisition, the Company will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreements.

Allowance for Loan and Lease Losses for Non-covered Loans and Leases

During the third quarter of 2013, management changed the methodology of the general reserve calculation in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. During the first and second quarters of 2013, management maintained a parallel computation of the general reserve and the impact of the new methodology was an increase of $242 thousand. Principal changes are concentrated in the commercial, consumer, and auto and leasing portfolios. The commercial loans portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's past 12-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses on each category. The consumer loans portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors is calculated for each sub-class of loans by delinquency bucket. The allowance factor on auto portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto portfolio is segmented by FICO score at origination. Also, during 2012, the Company revised this severity impact applied to historical loss factors based on delinquency buckets and loan classifications to further segregate these impacts between loans secured by real estate and unsecured loans. The following portfolio segments have been identified: mortgage loans, commercial loans, consumer loans, and auto and leasing.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company determined the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

Mortgage loans: These loans are further divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the historical loss factors on the sub-segments, vintages, the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages.

Commercial loans: During the third quarter of 2013, the commercial portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general valuation reserve (“GVA”) of these loans is established considering the Bank's past twelve-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each category.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors are calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit commitee of the Bank. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands. In addition, this segment includes personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on auto and leasing portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets. For the determination of the allowance factor, the portfolio segmented by FICO score at origination.

The Company establishes its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. The Company continues to monitor and modify the level of the allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.

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

When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $250 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR(as defined below) are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP as prescribed by ASC and the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Company’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Financing

The Company leases vehicles for personal and commercial use to individual and corporate customers. The direct finance lease method of accounting is used to recognize revenue on leasing contracts that meet the criteria specified in the guidance for leases in ASC Topic 840. Aggregate rentals due over the term of the leases, less unearned income, are included in lease financing contracts receivable. Unearned income is amortized using a method over the average life of the leases as an adjustment to the interest yield.

Troubled Debt Restructuring

A troubled debt restructuring (“TDR”) is the restructuring of a receivable in which the Company, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

To assess whether the debtor is having financial difficulties, the Company evaluates whether it is probable that the debtor will default on any of its debt in the foreseeable future.

Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the payment of principal at original maturity is primarily dependent on the value of collateral, the Company considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. Loans modified in TDRs are placed on non-accrual status until the Company determines that future collection of principal and interest is reasonably assured, which generally requires that the borrower demonstrate performance according to the restructured terms for a period of at least six months.

Reserve for Unfunded Commitments

The reserve for unfunded commitments is maintained at a level believed by management to be sufficient to absorb estimated probable losses related to unfunded credit facilities and is included in other liabilities in the consolidated statements of financial condition. The determination of the adequacy of the reserve is based upon an evaluation of the unfunded credit facilities. Net adjustments to the reserve for unfunded commitments are included in other operating expenses in the consolidated statements of operations.

FDIC Shared-Loss Indemnification Asset and True-up Payment Obligation

The FDIC shared-loss indemnification asset is accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The shared-loss indemnification asset related to estimated future loan and lease losses is not transferable should the Company sell a loan prior to foreclosure or maturity. The shared-loss indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also includes incurred expenses under the shared-loss agreements. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, the proper submission of claims to the FDIC and compliance with the obligations set forth in the FDIC shared-loss agreements. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

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

The true-up payment obligation or clawback liability due to the FDIC under the Purchase and Assumption Agreement is included in other liabilities.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Goodwill and Intangible Assets

The Company records the excess of the cost of acquired entities over the fair value of identifiable tangible and intangible assets acquired less the fair value of liabilities assumed as goodwill. The Company amortizes the acquired identifiable intangible assets with definite useful economic lives over their useful economic life utilizing an accelerated amortization method. On a periodic basis, the Company assesses whether events or changes in circumstances indicate that the carrying amounts of the Company’s core deposit and other intangible assets may be impaired. The Company does not amortize goodwill or any acquired identifiable intangible assets with an indefinite useful economic life, but reviews them for impairment at the reporting unit level on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company defines a reporting unit as a distinct, separately identifiable component of one of its operating segments for which complete, discrete financial information is available and reviewed regularly by that segment’s management.

The Company has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses to bypass the qualitative assessment, the Company compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. The Company performed its annual impairment review of goodwill utilizing valuation methods it believes appropriate, given the availability and applicability of market-based inputs for those methods during the fourth quarter of 2013 using October 31, 2013 as the annual evaluation date.

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

Covered Foreclosed Real Estate and Other Repossessed Property

Covered foreclosed real estate and other repossessed property are initially recorded at their estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write-downs due to declines in fair value and costs and expenses associated with holding these properties in portfolio are charged as incurred to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write-downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2013, there was no indication of impairment as a result of such review.

Income Taxes

In preparing the consolidated financial statements, the Company is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require the Company to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to the Company’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in such year.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations.

Management evaluates on a regular basis whether the deferred tax assets can be realized and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in the Company’s tax provision in the period of change.

In addition to valuation allowances, the Company establishes accruals for uncertain tax positions when, despite the belief that the Company’s tax return positions are fully supported, the Company believes that certain positions are likely to be challenged. The accruals for uncertain tax positions are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The accruals for the Company’s uncertain tax positions are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of the applicable statute of limitations.

The Company follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Company’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the consolidated statements of operations.

On June 30, 2013 the Governor signed Act No. 40-2013, known as “Ley de Redistribución y Ajuste de la Carga Contributiva” (Act of Redistribution and Adjustment of Tax Burden), as amended. The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for taxable years beginning after December 31, 2012 are as follows: (1) the maximum Corporate Income Tax rate was  increased from 30% to 39%; (2) the deduction allowed for determining the income subject to surtax was reduced from $750,000 to $25,000 (which must be allocated among the members of a controlled group of corporations); (3) the allowable Net Operating Loss (“NOL”) deduction was reduced to (i) 90% of the corporation’s net income subject to regular tax, for purposes of computing the regular income tax and  (ii)  80% of the alternative minimum taxable income for purposes of computing the alternative minimum tax (“AMT”); (4) the NOL carryover period was extended from 10 to 12 years  for NOLs incurred in taxable years beginning after December 31, 2004 and before January 1, 2013, and from 7 to 10 years for losses incurred in taxable years beginning after December 31, 2012;  (5) a new special tax based on gross income (the “Special Tax”) was added to the Puerto Rico Internal Revenue Code of 2011, as further described below; and (6) a special tax of 1% was imposed on insurance premiums earned after June 30, 2013.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 In the case of non-financial institutions, the Special Tax is paid as part of the AMT and thus is accounted for under the provisions of ASC 740. The applicable Special Tax rate for non-financial institutions increases gradually from 0.2% for gross income equal to or in excess of $1.0 million up to 0.85% for gross income in excess of $1.5 billion. In the case of a controlled group of corporations, the tax rate for all members of the group is determined by the aggregate gross income of all members in the group. In the case of financial institutions, the Special Tax is not part of the AMT calculation thus is accounted for as other tax not subject to the provisions of ASC 740, since the same is based on gross income. The applicable Special Tax rate for financial institutions is 1% of its gross income of a taxable year, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax of that year.

Equity-Based Compensation Plan

The Company’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010.

The purpose of the Omnibus Plan is to provide flexibility to the Company to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to the Company. Generally, the Omnibus Plan will terminate as of (a) the date when no more of the Company’s shares of common stock are available for issuance under the Omnibus Plan or, (b) if earlier, the date the Omnibus Plan is terminated by the Company’s Board of Directors.

The Board’s Compensation Committee (the “Committee”), or such other committee as the Board may designate, has full authority to interpret and administer the Omnibus Plan in order to carry out its provisions and purposes. The Committee has the authority to determine those persons eligible to receive an Award and to establish the terms and conditions of any Award. The Committee may delegate, subject to such terms or conditions or guidelines as it shall determine, to any employee or group of employees any portion of its authority and powers under the Omnibus Plan with respect to participants who are not directors or executive officers subject to the reporting requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Only the Committee may exercise authority in respect to Awards granted to such participants.

The Omnibus Plan replaced and superseded the Company’s 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.

The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s shares of common stock over the most recent period equal to the expected term of the stock options. For stock options issued during 2013, the expected volatilities are based on both historical and implied volatility of the Company’s shares of common stock.

The Company follows the fair value method of recording stock-based compensation. The Company used the modified prospective transition method, which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. It applies to all awards unvested and granted after this effective date and awards modified, repurchased, or cancelled after that date.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Subsequent Events

The Company has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2013, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

Reclassifications

When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation.

Recent Accounting Developments

Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes -  In July 2013, the Financial Accounting Standard Board ( “FASB”) issued Accounting Standard Update ( ASU) 2013-10 FASB Accounting Standards Update 2013-10, Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (“ASU 2013-10”),  which permits the use of the Overnight Index Swap Rate (OIS), also referred to as the Fed Funds Effective Swap Rate as a U.S. GAAP benchmark interest rate for hedge accounting purposes under Topic 815. Currently, only the interest rates on direct Treasury obligations of the U.S. government (UST) and the London Interbank Offered Rate (LIBOR) swap rate are considered benchmark interest rates in the United States. This update also removes the restriction on using different benchmark rates for similar hedges. Including the Fed Funds Effective Swap Rate as an acceptable U.S. benchmark interest rate in addition to UST and LIBOR will provide risk managers with a more comprehensive spectrum of interest rate resets to utilize as the designated interest risk component under the hedge accounting guidance in Topic 815. The amendments of this ASU are effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this guidance has not had a material effect on the Company’s consolidated statements of financial condition or results of operations.

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income - In February 2013, FASB issued an amendment to enhance current disclosure requirements of reclassifications out of accumulated other comprehensive income and their corresponding effect on net income to be presented, in one place, information about significant amounts reclassified and, in some cases, cross-reference to related footnote disclosures. Previously, this information was presented in different places throughout the financial statements. The amendments require disclosure of information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, it requires the presentation, either on the face of the statement where net income is presented or in the notes, of significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income, the Company is required to cross-reference to other disclosures required under GAAP that provide additional detail about those amounts. The amended guidance was effective for annual and interim reporting periods beginning on or after December 15, 2012, prospectively. Our adoption of the guidance is presented in “Note 19 – Stockholders’ Equity and Earnings per Common Share.”

Testing Indefinite-Lived Intangible Assets for Impairment - In July 2012, FASB issued ASU No. 2012-02, Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This ASU is intended to simplify the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill. Some examples of intangible assets subject to the guidance include indefinite-lived trademarks, licenses and distribution rights. This ASU allows companies to perform a qualitative assessment about the likelihood of impairment of an indefinite-lived intangible asset to determine whether further impairment testing is necessary, similar in approach to the goodwill impairment test. The ASU became effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Our adoption of the guidance had no effect on our consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Offsetting Financial Assets and Liabilities - In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. This ASU is intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The new disclosures enable financial statement users to compare balance sheets prepared under GAAP and IFRS, which are subject to different offsetting models. The guidance requires disclosure of both gross and net information about instruments and transactions eligible for offset in the balance sheet as well as instruments and transactions subject to an agreement similar to a master netting arrangement. The disclosures are required irrespective of whether such instruments are presented gross or net on the balance sheet. In January 2013, FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarify that the scope of this guidance applies to derivatives accounted for in accordance with Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with Section 210-20-45 or Section 815-10-45 or subject to an enforceable master netting arrangement or similar agreement. The amended guidance was effective for annual and interim reporting periods beginning on or after January 1, 2013, with comparative retrospective disclosures required for all periods presented. We adopted the guidance in the first quarter of 2013. Our adoption of the guidance had no effect on our financial condition, results of operations or liquidity since it only impacts disclosures only. The new disclosures required by the amended guidance are included in “Note 15 – Offsetting of Financial Assets and Liabilities” hereto.

Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution—  FASB ASU 2012-06, “Business Combinations” (Topic 805) was issued in October 2012. This update addresses the diversity in practice about how to interpret the terms “on the same basis” and “contractual limitations” when subsequently measuring an indemnification asset recognized in a government-assisted (Federal Deposit Insurance Corporation) acquisition of a financial institution that includes a loss-sharing agreement (indemnification agreement). When a reporting entity recognizes an indemnification asset as a result of a government-assisted acquisition of a financial institution and subsequently the cash flows expected to be collected on the indemnification asset change as a result of a change in cash flows expected to be collected on the assets subject to indemnification, the reporting entity should subsequently account for the change in the measurement of the indemnification asset on the same basis as the change in the assets subject to indemnification. Any amortization of changes in value should be limited to the contractual term of the indemnification agreement, that is, the lesser of the term of the indemnification agreement and the remaining life of the indemnified assets. The amendments in this update are effective for fiscal years and interim periods within those years, beginning on or after December 15, 2012. The adoption of this guidance did not have a material effect on our consolidated financial statements, since the Company already followed the same basis approach.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Application of Accounting Standards

FASB Accounting Standards Update 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (“ASU 2013-11”) FASB issued ASU 2013-11 in July 2013 which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

FASB Accounting Standards Update 2014-04, Receivables-Trouble Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (“ASU 2014-04”) FASB issued ASU 2014-04 in January 2014 which clarifies that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU 2014-04 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all instances of an entity receiving physical possession of residential real estate property collateralized by consumer mortgage loans that occur after the adoption date. Retrospective application is permitted. The Company does not anticipate that the adoption of this guidance will have a material effect on its consolidated statements of financial condition or results of operations.

Other Potential Amendments to Current Accounting Standards - FASB and the International Accounting Standards Board, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases, and consolidation and investment companies. As part of the joint financial instruments project, FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above. FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Upon completion of the standards, the Company will need to reevaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – BUSINESS COMBINATIONS

BBVAPR Acquisition

On December 18, 2012, the Company purchased from BBVA, all of the outstanding common stock of each of BBVAPR Holding and BBVA Securities for an aggregate purchase price of $500 million. Immediately following the closing of the BBVAPR Acquisition, the Company merged BBVAPR Bank with and into Oriental Bank, with Oriental Bank continuing as the surviving entity. On August 1, 2013, BBVA Securities was merged with and into Oriental Financial Services, with Oriental Financial Services continuing as the surviving entity.

The assets acquired and liabilities assumed as of December 18, 2012 were presented at their fair value. In many cases, the determination of these fair values required management to make estimates about discount rates, expected cash flows, market conditions and other future events that are highly subjective in nature and subject to change. The fair values initially assigned to the assets acquired and liabilities assumed were preliminary and subject to refinement for up to one year after the closing date of the acquisition as new information relative to closing date fair values became available. During the year ended December 31, 2013, the Company recorded retrospective adjustments to the preliminary estimated fair values of certain acquired loans, foreclosed real estate, deferred income taxes, and other assets acquired, to reflect new information obtained during the measurement period (as defined by ASC Topic 805), about facts and circumstances that existed as of the acquisition date that, if known, would have affected the acquisition-date fair value measurements. As detailed in the table below, the main adjustments occurred in the loans acquired. The adjustments resulted from in-depth reviews of the actual loan terms and amortization schedules. The original cash flows were revised to reflect the results of this review.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net-assets acquired and their respective measurement period adjustments are reflected in the table below:

				Measurement
				Period	Fair Value
				Adjustments,	as
	Book Value at	Fair Value	Fair Value at	net at	Remeasured at
	December 18,	Adjustments,	December 18,	December 18,	December 18,
	2012	net	2012	2012	2012
	(In thousands)
Assets
Cash and cash equivalents	$394,638	$-	$394,638	$-	$394,638
Investments	561,623	-	561,623	-	561,623
Loans	3,678,979	(118,913)	3,560,066	(26,635)	3,533,431
Accrued interest receivable	19,133	(18,252)	881	-	881
Foreclosed real estate	44,853	(8,896)	35,957	(1,932)	34,025
Deferred tax asset, net	35,327	50,005	85,332	9,455	94,787
Premises and equipment	37,412	29,067	66,479	-	66,479
Legacy goodwill	116,353	(116,353)	-	-	-
Core deposit intangible	-	8,473	8,473	-	8,473
Customer relationship intangible	-	5,060	5,060	-	5,060
Other assets	119,286	(7,663)	111,623	(2,936)	108,687
Total assets acquired	5,007,604	(177,472)	4,830,132	(22,048)	4,808,084
Liabilities
Deposits	3,472,951	21,489	3,494,440	-	3,494,440
Securities sold under agreements to repurchase	338,020	20,465	358,485	-	358,485
Other borrowings	348,624	1,108	349,732	-	349,732
Subordinated capital notes	117,000	(7,159)	109,841	-	109,841
Accrued expenses and other liabilities	80,392	(1,438)	78,954	-	78,954
Total liabilities assumed	4,356,987	34,465	4,391,452	-	4,391,452
Net assets acquired	$650,617	$(211,937)	$438,680	$(22,048)	$416,632
Cash consideration	$500,000	$-	$500,000	$-	$500,000
Goodwill			$61,320	$22,048	$83,368

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Merger and Restructuring Charges

Merger and restructuring charges are recorded in the  consolidated statements of operations and include incremental costs to integrate the operations of the Company and BBVAPR. These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

The following table presents severance and employee-related charges, systems integrations and other merger-related charges in connection with the BBVAPR Acquisition for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In thousands)
Severance and employee-related charges	$4,068	$2,250
Systems integrations and related charges	6,266	1,186
Other-contract cancellation fee	7,326	1,554
Total merger and restructuring charges	$17,660	$4,990

Restructuring Reserve

Restructuring reserves are established by a charge to merger and restructuring charges, and the restructuring charges are included in the merger and restructuring charges table.

The following table presents the changes in restructuring reserves for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In thousands)
Balance at the beginning of the year	$4,202	$-
Merger and restructuring charges	17,660	4,990
Cash payments and other	(19,206)	(788)
Balance at the end of the year	$2,656	$4,202

NOTE 3 – RESTRICTED CASH

Restricted cash of $82.2 million and $7.4 million were included in “Cash and due from banks” in the consolidated statements of financial position as of December 31, 2013 and 2012, respectively.

The following table includes the composition of the restricted cash:

	December 31,
	2013	2012
	(In thousands)
Deposits pledged as collateral to other financial institutions to secure:
Securities sold under agreements to repurchase	$67,029	$-
Derivatives	2,980	6,670
Obligations under agreement of loans sold with recourse	12,190	690
	$82,199	$7,360

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company delivers cash as collateral to meet margin calls for some long term securities sold under agreements to repurchase. An alternative to cash delivery is entering into securities purchased under agreements to resell and use the securities collateral received as collateral to be delivered. At December 31, 2012, the Company delivered securities as collateral. At December 31, 2013, the possibility of entering in securities purchased under agreements to resell to receive collateral and then deliver it to securities sold under agreements to repurchase counterparties was very limited for market reasons. Therefore, the Company had $67.0 million in cash collateral delivered.

As part of the BBVAPR Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2012, the Company complied with that requirement by delivering a security. At December 31, 2013, the Company delivered cash instead amounting to $12.2 million.

NOTE 4 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND INVESTMENTS

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2013 and 2012, money market instruments included as part of cash and cash equivalents amounted to $7.0 million and $13.2 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2013 and 2012, securities purchased under agreements to resell amounted to $60.0 million and $80.0 million, respectively.

The amounts advanced under those agreements are reflected as assets in the consolidated statements of financial condition.  It is the Company’s policy to take possession of securities purchased under agreements to resell.  Agreements with third parties specify the Company’s right to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Company on these transactions as of December 31, 2013 and 2012 was approximately $64.6 million and $82.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at December 31, 2013 and 2012 were as follows:

	December 31, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,190,910	$33,089	$6,669	$1,217,330	2.93%
GNMA certificates	7,406	433	24	7,815	4.92%
CMOs issued by US Government-sponsored agencies	220,801	407	6,814	214,394	1.78%
Total mortgage-backed securities	1,419,117	33,929	13,507	1,439,539	2.76%
Investment securities
Obligations of US Government-sponsored agencies	10,691	-	42	10,649	1.21%
Obligations of Puerto Rico Government and political subdivisions	121,035	-	6,845	114,190	4.38%
Other debt securities	24,200	167	320	24,047	3.46%
Total investment securities	155,926	167	7,207	148,886	4.02%
Total securities available for sale	$1,575,043	$34,096	$20,714	$1,588,425	2.89%

	December 31, 2012
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,622,037	$71,411	$1	$1,693,447	3.06%
GNMA certificates	14,177	995	8	15,164	4.89%
CMOs issued by US Government sponsored agencies	288,409	3,784	793	291,400	1.85%
Total mortgage-backed securities	1,924,623	76,190	802	2,000,011	2.89%
Investment securities
US Treasury securities	26,498	-	2	26,496	0.71%
Obligations of US Government sponsored agencies	21,623	224	-	21,847	1.35%
Obligations of Puerto Rico Government and political subdivisions	120,950	9	438	120,521	3.82%
Other debt securities	25,131	280	-	25,411	3.46%
Total investment securities	194,202	513	440	194,275	2.99%
Total securities available-for-sale	$2,118,825	$76,703	$1,242	$2,194,286	2.90%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at December 31, 2013, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2013
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$27,957	$28,266
Total due after 5 to 10 years	27,957	28,266
Due after 10 years
FNMA and FHLMC certificates	1,162,953	1,189,064
GNMA certificates	7,406	7,815
CMOs issued by US Government-sponsored agencies	220,801	214,394
Total due after 10 years	1,391,160	1,411,273
Total mortgage-backed securities	1,419,117	1,439,539
Investment securities
Due in less than one year
Other debt securities	20,000	19,680
Total due in less than one year	20,000	19,680
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	11,881	9,659
Total due from 1 to 5 years	11,881	9,659
Due after 5 to 10 years
Obligations of US Government and sponsored agencies	10,691	10,649
Total due after 5 to 10 years	10,691	10,649
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	109,154	104,531
Other debt securities	4,200	4,367
Total due after 10 years	113,354	108,898
Total investment securities	155,926	148,886
Total securities available-for-sale	$1,575,043	$1,588,425

Obligations of Puerto Rico Government and political subdivisions include a $98.7 million principal amount, Libor floating  rate bond at December 31, 2013 with maturity date of July 1, 2024, that is subject to mandatory tender for purchase by the end of the third year anniversary of the closing date, which is June 1, 2014. The bond  is also subject  to optional demand tender for purchase upon the occurrence and continuance of certain events, including (among others) the withdrawal, suspension or reduction below investment grade of the credit rating on any general obligation of the Commonwealth by any of the three major rating agencies.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government- sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the year ended December 31, 2013, the Company did not execute any sale of securities from its portfolio other than $141.2 million of available-for-sale GNMA certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales produced a nominal loss during such period.

The BBVAPR Acquisition and the related deleverage of the investment securities portfolio that the Company completed during the second half of 2012 reduced the interest rate risk profile of the Company. For the year ended December 31, 2012, the Company recorded a net gain on sale of securities of $74.2 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the gross realized gains and losses by category for the years 2013, 2012, and 2011:

	Year Ended December 31, 2013
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$141,202	$141,237	$-	$35
Total	$141,202	141,237	$-	$35

	Year Ended December 31, 2012
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$1,422,405	$1,346,561	$75,844	$-
GNMA certificates	187,973	187,971	2	-
CMOs issued by US Government-sponsored agencies	334,687	333,334	1,353	-
Total mortgage-backed securities and CMOs	1,945,065	1,867,866	77,199	-
Investment securities
US Treasury securities	238,796	238,797	-	1
Obligations of Puerto Rico Government and political subdivisions	35,882	36,478	32	628
Structured credit investments	44,577	46,969	-	2,392
Other mortgage securities	1,274	1,274	-
Total investment securities	320,529	323,518	32	3,021
Total	$2,265,594	$2,191,384	$77,231	$3,021

	Year Ended December 31, 2011
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$309,112	$293,580	$15,532	$-
GNMA certificates	214,948	207,378	7,572	2
CMOs issued by US Government-sponsored agencies	82,144	77,250	4,894	-
Total mortgage-backed securities and CMOs	606,204	578,208	27,998	2
Investment securities
Obligations of U.S. Government-sponsored agencies	14,100	14,100	-	-
Total investment securities	14,100	14,100	-	-
Total	$620,304	$592,308	$27,998	$2

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2013 and 2012:

	December 31, 2013
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$2,559	$237	$2,322
Obligations of Puerto Rico Government and political subdivisions	20,845	5,470	15,375
GNMA certificates	81	11	70
	$23,485	$5,718	$17,767

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$182,662	$6,577	$176,084
FNMA and FHLMC certificates	220,914	6,669	214,244
Obligations of Puerto Rico Government and political subdivisions	100,190	1,375	98,815
Other debt securities	20,000	320	19,680
Obligations of US government and sponsored agencies	10,691	42	10,649
GNMA certificates	122	13	109
	$534,579	$14,996	$519,581

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$185,220	$6,814	$178,406
FNMA and FHLMC certificates	220,913	6,669	214,244
Obligations of Puerto Rico Government and political subdivisions	121,035	6,845	114,190
Other debt securities	20,000	320	19,680
Obligations of US government and sponsored agencies	10,691	42	10,649
GNMA certificates	203	24	179
	$558,062	$20,714	$537,348

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$1,673	$12	$1,661
CMOs issued by US Government-sponsored agencies	2,194	178	2,016
	$3,867	$190	$3,677

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$19,086	$426	$18,660
CMOs issued by US Government-sponsored agencies	10,671	615	10,056
US Treasury securities	11,498	2	11,496
GNMA certificates	84	8	76
FNMA and FHLMC certificates	68	1	67
	$41,407	$1,052	$40,355

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$20,759	$438	$20,321
CMOs issued by US Government-sponsored agencies	12,865	793	12,072
US Treasury securities	11,498	2	11,496
GNMA certificates	84	8	76
FNMA and FHLMC certificates	68	1	67
	$45,274	$1,242	$44,032

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investments in an unrealized loss position at December 31, 2013 mostly ($417.0 million, or 75% consisted of securities issued or guaranteed by the U.S. Treasury or U.S. government- sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market, and their aggregate losses, and their variability from period to period, are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors  of such securities.

The remaining investments in an unrealized loss position at December 31, 2013 ($141.1 million, or 25%) consist of obligations issued or collateralized by the government of Puerto Rico and its political subdivisions or instrumentalities.  The recent decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population.  As of December 31, 2013, the Company analyzed these investments under a plausible set of scenarios that included the possibility of a downgrade in the credit ratings of the Commonwealth, and also considered numerous factors that, in the Company’s view, support the ability of the Commonwealth to continue servicing its debt obligations.  Such factors include (i) the collateralization and sources of repayment for such debt obligations; (ii) the government’s efforts to increase revenues and reduce expenses to tackle its recurrent budget deficits; (iii) the Commonwealth’s constitutional framework that provides that “public debt” (e.g., general obligation bonds such as the $98.7 million principal amount Puerto Rico government bond owned by the Company, which is subject to mandatory tender for purchase in 2014) constitutes a first claim on available Commonwealth resources; and (iv) the Commonwealth’s compliance and commitment to its contractual debt obligations.  In addition, the Company believes it is probable that it will collect all amounts due according to the contractual terms of its Puerto Rico government bonds.  Based on these factors, the Company expects  that such bonds will be repaid in full when due, and given that the Company does not have the intent to sell any such bonds in an unrealized loss position, the Company does not consider them to be other-than-temporarily impaired as of December 31, 2013.

There were no other-than-temporary impairment losses on securities for the years 2013 and 2012. For the year 2011, the Company had $15.0 million other-than-temporarily impaired securities and recognized a net impairment loss for this amount in the consolidated statement of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2013 and 2012. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2013	2012
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$1,277,919	$1,898,533
Puerto Rico public fund deposits	97,772	114,627
Puerto Rico Cash & Money Market Fund	67,507	80,264
Interest rate risk swap contracts	-	11,456
Federal Reserve Bank Credit Facility	-	8,835
Bond for the Bank's trust operations	105	124
Total pledged investment securities	1,443,303	2,113,839
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	1,151,836	1,252,080
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	130,607	47,320
Federal Reserve Bank Credit Facility	184,772	254,964
Puerto Rico public fund deposits	548,979	485,802
	864,358	788,086
Pledged auto loans and leases to secure:
Federal Reserve Bank Credit Facility	877,673	874,721
Total pledged assets	$4,337,170	$5,028,726
Financial assets not pledged:
Investment securities	$136,976	$80,447
Residential mortgage loans	517,913	568,676
Commercial loans	1,276,773	1,346,791
Consumer loans	253,658	249,225
Auto loans and leases	183,200	204,275
Total assets not pledged	$2,368,520	$2,449,414

At December 31, 2013 and 2012, OIB and Oriental Overseas, each, held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without the OCFI’s prior written approval.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 - LOANS

The Company’s loan portfolio is composed of covered loans and non-covered loans. The Company presents loans subject to the loss sharing agreements as “covered loans” in the information below, and loans that are not subject to FDIC loss sharing agreements as “non-covered loans.” The risks of the FDIC-assisted Eurobank acquisition acquired loans are significantly different from those loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Also, loans acquired in the BBVAPR Acquisition are included as non-covered loans in the consolidated statements of financial condition. Non-covered loans are further segregated between originated and other loans, acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium), and acquired loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy).

For a summary of the accounting policies related to loans, interest recognition and allowance for loan and lease losses, please refer to the summary of significant accounting policies included in Note 1 to the consolidated financial statements.

The composition of the Company’s loan portfolio at December 31, 2013 and 2012 was as follows:

	December 31,	December 31,
	2013	2012
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$766,265	$806,883
Commercial	1,127,657	349,075
Consumer	127,744	46,667
Auto and leasing	379,874	37,577
	2,401,540	1,240,202
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	77,681	350,242
Consumer	56,174	70,347
Auto	301,584	470,601
	435,439	891,190
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	717,904	799,433
Commercial	545,117	940,402
Construction	126,427	193,442
Consumer	63,620	123,825
Auto	379,145	553,075
	1,832,213	2,610,177
	4,669,192	4,741,569
Deferred loan cost (fees), net	1,035	(3,463)
Loans receivable	4,670,227	4,738,106
Allowance for loan and lease losses on non-covered loans	(54,298)	(39,921)
Loans receivable, net	4,615,929	4,698,185
Mortgage loans held-for-sale	46,529	64,145
Total loans not covered under shared-loss agreements with FDIC, net	4,662,458	4,762,330
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	121,748	128,811
Construction and development secured by 1-4 family residential properties	17,304	15,969
Commercial and other construction	264,249	289,070
Consumer	6,119	8,493
Leasing	270	7,088
Total loans covered under shared-loss agreements with FDIC	409,690	449,431
Allowance for loan and lease losses on covered loans	(52,729)	(54,124)
Total loans covered under shared-loss agreements with FDIC, net	356,961	395,307
Total loans, net	$5,019,419	$5,157,637

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other held for investment loan transactions are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of December 31, 2013 and 2012 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,534	$1,635	$3,408	$11,577	$64,935	$76,512	$79
Years 2003 and 2004	4,722	2,163	1,845	8,730	56,387	65,117
Year 2005	8,527	2,119	4,808	15,454	74,087	89,541
Year 2006	12,055	4,312	4,418	20,785	99,537	120,322
Years 2007, 2008 and 2009	3,464	1,104	4,663	9,231	91,919	101,150	152
Years 2010, 2011, 2012 and 2013	3,923	1,609	4,453	9,985	139,561	149,546	459
	39,225	12,942	23,595	75,762	526,426	602,188	690
Non-traditional	3,217	1,162	2,311	6,690	35,412	42,102	-
Loss mitigation program	9,759	5,560	13,191	28,510	57,808	86,318	2,185
	52,201	19,664	39,097	110,962	619,646	730,608	2,875
Home equity secured personal loans	-	-	138	138	598	736	-
GNMA's buy-back option program	-	-	34,921	34,921	-	34,921	-
	52,201	19,664	74,156	146,021	620,244	766,265	2,875
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	54,796	54,796	-
Institutional	-	-	-	-	4,050	4,050	-
Middle market	1,356	-	10,294	11,650	149,933	161,583	-
Retail	4,253	1,015	3,190	8,458	158,184	166,642	-
Floor plan	-	-	-	-	1,835	1,835	-
Real estate	-	-	-	-	11,655	11,655	-
	5,609	1,015	13,484	20,108	380,453	400,561	-
Other commercial and industrial:
Corporate	236	-	-	236	32,362	32,598	-
Institutional	-	-	-	-	536,445	536,445	-
Middle market	-	299	1,134	1,433	57,464	58,897	-
Retail	1,830	552	539	2,921	58,589	61,510	-
Floor plan	39	-	-	39	37,607	37,646	-
	2,105	851	1,673	4,629	722,467	727,096	-
	7,714	1,866	15,157	24,737	1,102,920	1,127,657	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	287	168	232	687	14,554	15,241	-
Overdrafts	46	4	-	50	322	372	-
Personal lines of credit	33	38	66	137	1,844	1,981	-
Personal loans	1,324	399	352	2,075	92,485	94,560	-
Cash collateral personal loans	324	43	-	367	15,223	15,590	-
	2,014	652	650	3,316	124,428	127,744	-
Auto and leasing	25,531	9,437	5,089	40,057	339,817	379,874	-
Total	$87,460	$31,619	$95,052	$214,131	$2,187,409	$2,401,540	$2,875

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,906	$2,116	$11,363	$20,385	$80,883	$101,268	$-
Years 2003 and 2004	12,048	5,206	18,162	35,416	114,446	149,862	-
Year 2005	4,983	1,746	8,860	15,589	65,312	80,901	-
Year 2006	9,153	3,525	15,363	28,041	85,045	113,086	-
Years 2007, 2008 and 2009	2,632	1,682	8,965	13,279	108,358	121,637	-
Years 2010, 2011 and 2012	632	769	2,753	4,154	64,434	68,588	-
	36,354	15,044	65,466	116,864	518,478	635,342	-
Non-traditional	2,850	1,067	11,160	15,077	42,742	57,819	-
Loss mitigation program	8,933	4,649	19,989	33,571	53,739	87,310	-
	48,137	20,760	96,615	165,512	614,959	780,471	-
Home equity secured personal loans	-	-	10	10	726	736	-
GNMA's buy-back option program	-	-	25,676	25,676	-	25,676	-
	48,137	20,760	122,301	191,198	615,685	806,883	-
Commercial
Commercial secured by real estate	9,062	271	15,335	24,668	226,606	251,274	-
Other commercial and industrial	345	189	2,378	2,912	94,889	97,801	-
	9,407	460	17,713	27,580	321,495	349,075	-
Consumer	747	92	409	1,248	45,419	46,667	-
Auto and leasing	251	129	131	511	37,066	37,577	-
Total	$58,542	$21,441	$140,554	$220,537	$1,019,665	$1,240,202	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year 2013, the Company transferred non-performing residential mortgage loans held-for-investment  with a book value of  $55.2 million to held-for-sale at a fair value of $27.0 million. The difference between fair value and book value was recorded as charge-offs to the mortgage portfolio. The provision for loan and lease losses during the year 2013 increased to provide the coverage necessary under the allowance policy for the remaining mortgage loans, following the effects that the aforementioned reclassification had on the mortgage portfolio allowance level.

During the year 2013, the Company sold originated performing and non-performing residential mortgage loans held-for-sale with unpaid principal balance of $62.9 million and recorded a realized loss on the transaction of $1.4 million.

Increase in delinquencies of the consumer and the auto and leasing portfolios compared to December 31, 2012 is mainly attributed to the fact that during the BBVAPR Acquisition a substantial portion of the acquired non-performing loans were accounted for under ASC 310-30. At December 31, 2013 such portfolios are increasing as new originations are ramping up the balances outstanding.  After a year from the BBVPR Acquisition, those portfolios are beginning to reflect normal delinquency levels as seasoned portfolios.

At December 31, 2013, the Company had $515.4 million in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. This entire amount was current at December 31, 2013.

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium as part of the BBVAPR Acquisition are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan.  Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accrual policy and any accretion of discount or amortization of premium is discontinued. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 are removed from the acquired loan category at the end of the reporting period upon refinancing, renewal or normal re-underwriting.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of December 31, 2013 and 2012 by class of loans:

	December 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Corporate	$-	$-	$-	$-	$10,166	$10,166	$-
Retail	431	331	868	1,630	4,140	5,770	-
Floor plan			101	101	2,576	2,677	-
	431	331	969	1,731	16,882	18,613	-
Other commercial and industrial
Corporate	14	83	-	97	9,696	9,793	-
Retail	1,717	1,418	659	3,794	23,544	27,338	-
Floor plan	35	193	18	246	21,691	21,937	-
	1,766	1,694	677	4,137	54,931	59,068	-
	2,197	2,025	1,646	5,868	71,813	77,681	-
Consumer
Credit cards	2,217	1,200	2,068	5,485	46,714	52,199	-
Personal loans	196	7	91	294	3,681	3,975	-
	2,413	1,207	2,159	5,779	50,395	56,174	-
Auto	12,534	3,616	1,608	17,758	283,826	301,584	-
Total	$17,144	$6,848	$5,413	$29,405	$406,034	$435,439	$-

	December 31, 2012
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial secured by real estate	$315	$-	$-	$315	$20,464	$20,779	$-
Other commercial and industrial	715	76	193	984	328,479	329,463	-
Consumer	982	-	1,095	2,077	68,270	70,347	-
Auto	6,753	1,023	275	8,051	462,550	470,601	-
Total	$8,765	$1,099	$1,563	$11,427	$879,763	$891,190	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Loans acquired as part of the BBVAPR Acquisition, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(In thousands)
Contractual required payments receivable	$ 2,929,353	$ 3,980,472
Less: Non-accretable discount	579,587	714,462
Cash expected to be collected	2,349,766	3,266,010
Less: Accretable yield	517,553	655,833
Carrying amount	$ 1,832,213	$ 2,610,177

At December 31, 2013, the Company had $180.5 million in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30.

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the years ended December 31, 2013 and 2012, excluding covered loans:

	Year Ended December 31,
	2013	2012

Accretable Yield Activity
Balance at beginning of period	$655,833	$-
Additions	-	663,700
Accretion	(199,178)	(7,867)
Transfer from non-accretable discount	60,898	-
Balance at end of period	$517,553	$655,833

	Year Ended December 31,
	2013	2012

Non-Accretable Discount Activity
Balance at beginning of period	$714,462	$-
Additions	-	717,516
Principal losses	(73,977)	(3,054)
Transfer to accretable yield	(60,898)	-
Balance at end of period	$579,587	$714,462

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at December 31, 2013 and 2012 is as follows:

	December 31,
	2013	2012
	(In thousands)
Contractual required payments receivable	$702,126	$874,994
Less: Non-accretable discount	129,477	237,555
Cash expected to be collected	572,649	637,439
Less: Accretable yield	162,959	188,008
Carrying amount, gross	409,690	449,431
Less: Allowance for covered loan and lease losses	52,729	54,124
Carrying amount, net	$356,961	$395,307

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Accretable yield activity
Balance at beginning of period	$188,008	$188,822	$148,556
Accretion	(91,769)	(85,376)	(67,665)
Transfer from non-accretable discount	66,720	84,562	107,931
Balance at end of period	$162,959	$188,008	$188,822

	Year Ended December 31,
	2013	2012	2012
	(In thousands)
Non-accretable discount activity
Balance at beginning of period	$237,555	$412,170	$603,296
Principal losses	(41,358)	(90,053)	(83,195)
Transfer to accretable yield	(66,720)	(84,562)	(107,931)
Balance at end of period	$129,477	$237,555	$412,170

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,428	$11,362
Years 2003 and 2004	1,845	18,162
Year 2005	4,922	8,859
Year 2006	4,418	15,363
Years 2007, 2008 and 2009	4,511	8,967
Years 2010, 2011, 2012 and 2013	7,818	1,162
	26,942	63,875
Non-traditional	2,311	11,160
Loss mitigation program	18,792	39,957
	48,045	114,992
Home equity secured personal loans	138	10
	48,183	115,002
Commercial
Commercial secured by real estate
Middle market	11,895	7,544
Retail	7,208	18,973
	19,103	26,517
Other commercial and industrial
Middle market	1,134	938
Retail	2,485	2,051
Floor plan	108	-
	3,727	2,989
	22,830	29,506
Consumer
Credit cards	232	155
Overdrafts	-	4
Personal lines of credit	84	140
Personal loans	485	116
Cash collateral personal loans	4	27
	805	442
Auto and leasing	5,089	131
	$76,907	$145,081

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2013	2012
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$956	$-
Floor plan	101	-
	1,057	-
Other commercial and industrial
Corporate	97	-
Retail	1,371	193
Floor plan	18	-
	1,486	193
	2,543	193
Consumer
Credit cards	2,068	1,089
Personal lines of credit	-	6
Personal loans	151	-
	2,219	1,095
Auto	1,608	275
	6,370	1,563
Total non-accrual loans	$83,277	$146,644

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

At December 31, 2013 and 2012, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $66.5 million and $42.2 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at December 31, 2013 and 2012 was as follows:

	December 31,
	2013	2012
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$19,937	$21,092
Commercial	14,897	17,072
Consumer	6,006	856
Auto and leasing	7,866	533
Unallocated	375	368
	49,081	39,921
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	926	-
Auto	1,428	-
	2,354	-
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	1,713	-
Consumer	418	-
Auto	732	-
	2,863	-
	54,298	39,921
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	12,495	6,137
Construction and development secured by 1-4 family residential properties	-	4,986
Commercial and other construction	39,619	42,324
Consumer	615	677
	52,729	54,124
Total allowance for loan and lease losses	$107,027	$94,045

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2013
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of year	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(36,566)	(5,889)	(1,485)	(4,601)	-	(48,541)
Recoveries	6	383	165	1,568	-	2,122
Provision for non-covered originated and other loan and lease losses	35,405	3,331	6,470	10,366	7	55,579
Balance at end of year	$19,937	$14,897	$6,006	$7,866	$375	$49,081

	December 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,708	$1,431	$-	$-	$-	$10,139
Collectively evaluated for impairment	11,229	13,466	6,006	7,866	375	38,942
Total ending allowance balance	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Loans:
Individually evaluated for impairment	$84,494	$28,145	$-	$-	$-	$112,639
Collectively evaluated for impairment	681,771	1,099,512	127,744	379,874	-	2,288,901
Total ending loan balance	$766,265	$1,127,657	$127,744	$379,874	$-	$2,401,540

Provision for non-covered loan losses for the year 2013 increased $53.7 million when compared to 2012. The increase is mostly due to the net impact of $21.0 million in additional provision for loan and lease losses due to reclassification to held-for-sale of non-performing residential mortgage loans with a net book value of $55.2 million, which were sold during the period, and the increase in loan average balances in 2013.

Charge-offs for the year 2013 increased $37.1 million when compared to 2012. The increase is mostly due to a charge-off amounting to $28.0 million from the difference in fair value and book value of the aforementioned non-performing residential mortgage loans reclassified to held-for-sale.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2012
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of year	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(6,492)	(4,081)	(739)	(139)	-	(11,451)
Recoveries	131	156	194	27	-	508
Provision for (recapture of) non-covered originated and other loan and lease losses	5,801	8,449	(22)	(200)	(174)	13,854
Balance at end of year	$21,092	$17,072	$856	$533	$368	$39,921

	December 31, 2012
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5,334	$4,121	$-	$-	$-	$9,455
Collectively evaluated for impairment	15,758	12,951	856	533	368	30,466
Total ending allowance balance	$21,092	$17,072	$856	$533	$368	$39,921
Loans:
Individually evaluated for impairment	$74,783	$46,199	$-	$-	$-	$120,982
Collectively evaluated for impairment	732,100	302,876	46,667	37,577	-	1,119,220
Total ending loans balance	$806,883	$349,075	$46,667	$37,577	$-	$1,240,202

	Year Ended December 31, 2011
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of year	$16,179	$11,153	$2,286	$860	$952	$31,430
Charge-offs	(5,836)	(2,506)	(1,587)	(197)	-	(10,126)
Recoveries	101	161	234	10	-	506
Provision for (recapture of) non-covered originated and other loan and lease losses	11,208	3,740	490	172	(410)	15,200
Balance at end of year	$21,652	$12,548	$1,423	$845	$542	$37,010

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Commercial		Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$-	$ 1	$-	$-	$-	$-
Charge-offs	(25)		(5,530)	(5,650)	-	(11,205)
Recoveries	9		1,035	3,398	-	4,442
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-20	942		4,495	3,680	-	9,117
Balance at end of year	$926		$-	$1,428	$-	$2,354

	December 31, 2013
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	926	-	1,428	-	2,354
Total ending allowance balance	$926	$-	$1,428	$-	$2,354
Loans:
Collectively evaluated for impairment	77,681	56,174	301,584	-	435,439
Total ending loan balance	$77,681	$56,174	$301,584	$-	$435,439

The loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Therefore, at December 31, 2012, such loans did not require an allowance for loan and lease losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Mortgage		Commercial		Construction		Consumer	Auto	Total

Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of year	$-	$ 1	$-	$ 1	$-	$ 1	$-	$-	$-
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		1,713		-		418	732	2,863
Balance at end of year	$-		$1,713		$-		$418	$732	$2,863

Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses and , therefore, no allowance for credit losses was recorded at December 31, 2012. To the extent credit deterioration occurs after the date of acquisition, the Company would record an allowance for loan and lease losses. As part of the evaluation of actual versus expected cash flows, the Company assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk rating, among other assumptions. Migration and credit quality trends are assessed at the pool and individual loan levels, as applicable by comparing information from the latest evaluation period through the end of the reporting period.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $28.1 million and $46.2 million at December 31, 2013 and 2012, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $1.4 million and $4.1 million at December 31, 2013 and 2012, respectively. The total investment in impaired mortgage loans was $84.5 million and $74.8 million at December 31, 2013 and 2012, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $8.7 million and $5.3 million at December 31, 2013 and 2012, respectively.

The Company’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, and the related allowance for loan and lease losses at December 31, 2013 and 2012 are as follows:

Originated and Other Loans and Leases Held for Investment

	December 31, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$6,600	$5,553	$1,431	26%
Residential troubled-debt restructuring	89,539	84,494	8,708	10%
Impaired loans with no specific allowance:
Commercial	27,914	22,592	N/A	N/A
Total investment in impaired loans	$124,053	$112,639	$10,139	9%

	December 31, 2012
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$16,666	$14,570	$4,121	28%
Residential troubled-debt restructuring	76,859	74,783	5,334	7%
Impaired loans with no specific allowance
Commercial	36,293	31,629	N/A	N/A
Total investment in impaired loans	$129,818	$120,982	$9,455	8%

Acquired Loans Accounted for under ASC-310-20 (Loans with revolving feature and/or acquired at a premium)

	December 31, 2013
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	208	208	N/A	N/A
Total investment in impaired loans	$208	$208	$-	0%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at December 31, 2013 are as follows:

	December 31, 2013

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$5,183	$4,718	$57	1%
Commercial	48,100	40,411	394	1%
Construction	21,526	17,818	1,319	7%
Consumer	73,043	63,606	361	1%
Auto	379,236	377,316	732	0%
Total investment in impaired non-covered loan pools	$527,088	$503,869	$2,863	1%

At December 31, 2013, $1.3 billion in acquired individual or pool of loans were also evaluated for impairment and did not require an allowance for loan losses.

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$160	$12,709	$259	$16,518	$418	$17,949
Residential troubled-debt restructuring	2,266	82,028	1,566	64,444	1,146	42,699
Impaired loans with no specific allowance
Commercial	1,139	26,188	949	24,956	611	16,480
Total interest income from impaired loans	$3,565	$120,925	$2,774	$105,918	$2,175	$77,128

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following table presents the troubled-debt restructurings during the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	145	$20,143	6.52%	340	$20,971	4.34%	409
Commercial	2	1,842	8.99%	87	1,842	4.00%	66
Consumer	2	15	13.43%	75	15	12.67%	67

	Year Ended December 31, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	227	$33,286	6.41%	315	$35,568	4.75%	402
Commercial	2	3,456	6.17%	53	3,462	6.26%	56

	Year Ended December 31, 2011
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	187	$24,722	6.74%	319	$26,620	5.52%	385
Commercial	17	15,642	4.03%	68	12,413	3.59%	75

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the years ended December 31, 2013, 2012, and 2011:

	Year Ended December 31,
	2013		2012		2011
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	15	$1,689	32	$4,107	34	$3,993
Commercial	-	$-	1	$477	6	$9,224
Consumer	1	$9	-	$-	-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	December 31, 2013
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$54,796	$54,796	$-	$-	$-	$-
Institutional	4,050	4,050	-	-	-	-
Middle market	161,583	133,061	16,627	118	-	11,777
Retail	166,642	149,018	2,182	2,258	-	13,184
Floor plan	1,835	1,835	-	-	-	-
Real estate	11,655	11,655	-	-	-	-
	400,561	354,415	18,809	2,376	-	24,961
Other commercial and industrial:
Corporate	32,598	32,598	-	-	-	-
Institutional	536,445	536,445	-	-	-	-
Middle market	58,897	53,868	3,466	198	-	1,365
Retail	61,510	58,742	257	691	-	1,820
Floor plan	37,646	37,350	188	108	-	-
	727,096	719,003	3,911	997	-	3,185
Total	1,127,657	1,073,418	22,720	3,373	-	28,146

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Corporate	10,166	10,166	-	-	-	-
Retail	5,770	4,378	443	949	-	-
Floor plan	2,677	2,576	-	101	-	-
	18,613	17,120	443	1,050	-	-
Other commercial and industrial:
Corporate	9,793	9,696	-	97	-	-
Retail	27,338	26,044	150	1,144	-	-
Floor plan	21,937	21,769	168	-	-	-
	59,068	57,509	318	1,241	-	-
Total	77,681	74,629	761	2,291	-	-
Total	$1,205,338	$1,148,047	$23,481	$5,664	$-	$28,146

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At December 31, 2013, we had approximately $763.4 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $696.0 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment.  Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all of its general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	December 31, 2013
	Delinquency
									Individually
	Balance								Measured for
	Outstanding	0-29 days	30-59 days	60-89 days		90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$76,512	$64,906	$6,431	$1,634		$868	$1,105	$1,435	$133
Years 2003 and 2004	65,117	56,283	4,722	1,938		56	1,437	352	329
Year 2005	89,541	74,016	8,414	2,119		1,198	3,037	573	184
Year 2006	120,322	99,243	12,055	4,312		1,148	2,755	515	294
Years 2007, 2008 and 2009	101,150	91,920	3,464	1,104		1,264	2,844	554	-
Years 2010, 2011, 2012 and 2013	149,546	134,577	3,192	1,609		115	974	989	8,090
	602,188	520,945	38,278	12,716		4,649	12,152	4,418	9,030
Non-traditional	42,102	35,168	3,217	1,162		-	1,324	833	398
Loss mitigation program	86,318	7,762	1,376	149		624	312	1,029	75,066
	730,608	563,875	42,871	14,027		5,273	13,788	6,280	84,494
Home equity secured personal loans	736	598	-	-	-	-	126	12	-
GNMA's buy-back option program	34,921	-	-	-	-	7,670	14,991	12,260	-
	766,265	564,473	42,871	14,027		12,943	28,905	18,552	84,494
Consumer
Credit cards	15,241	14,555	287	168		118	113	-	-
Overdrafts	372	322	46	4		-	-	-	-
Unsecured personal lines of credit	1,981	1,844	33	38		25	34	7	-
Unsecured personal loans	94,560	92,102	1,272	399		300	39	13	435
Cash collateral personal loans	15,590	15,223	324	43		-	-	-	-
	127,744	124,046	1,962	652		443	186	20	435
Auto and Leasing	379,874	339,817	25,532	9,437		3,397	1,691	-	-
	1,273,883	1,028,336	70,365	24,116		16,783	30,782	18,572	84,929
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	52,199	46,713	2,217	1,200		828	1,241	-	-
Personal loans	3,975	3,681	196	7		60	31	-	-
	56,174	50,394	2,413	1,207		888	1,272	-	-
Auto	301,584	283,825	12,534	3,616		1,095	514	-	-
	357,758	334,219	14,947	4,823		1,983	1,786	-	-
Total	$1,631,641	$1,362,555	$85,312	$28,939		$18,766	$32,568	$18,572	$84,929

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2012
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$101,268	$80,715	$6,907	$2,116	$886	$3,720	$6,442	$482
Years 2003 and 2004	149,862	114,341	12,048	5,206	2,082	3,994	11,533	658
Year 2005	80,901	65,245	4,983	1,746	1,203	1,846	5,727	151
Year 2006	113,086	84,926	9,012	3,525	1,530	5,103	8,695	295
Years 2007, 2008 and 2009	121,637	108,358	2,632	1,682	641	2,529	5,732	63
Years 2010, 2011 and 2012	68,588	64,434	632	769	1,320	973	460	-
	635,342	518,019	36,214	15,044	7,662	18,165	38,589	1,649
Non-traditional	57,819	42,742	2,850	1,067	455	2,287	8,418	-
Loss mitigation program	87,310	9,595	606	128	102	253	3,492	73,134
	780,471	570,356	39,670	16,239	8,219	20,705	50,499	74,783
Home equity secured personal loans	736	726	-	-	-	-	10	-
GNMA's buy back option program	25,676	-	-	-	6,064	10,659	8,953	-
	806,883	571,082	39,670	16,239	14,283	31,364	59,462	74,783
Consumer	46,667	45,419	747	92	188	218	3	-
Auto and leasing	37,577	37,066	251	129	46	85	-	-
	891,127	653,567	40,668	16,460	14,517	31,667	59,465	74,783
Acquired loans (under ASC 310-20)
Consumer	70,347	68,270	982	-	1,089	4	2	-
Auto	470,601	462,550	6,753	1,023	264	11	-	-
	540,948	530,820	7,735	1,023	1,353	15	2	-
Total	$1,432,075	$1,184,387	$48,403	$17,483	$15,870	$31,682	$59,467	$74,783

The reduction in mortgage loans over 90 days past due from December 31, 2012 is mostly due to the reclassification of certain non-performing residential mortgage loans originated before 2010, with a net book value of $55.2 million, to the loan held-for-sale category during 2013, most of them were later sold in the same period.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The changes in the allowance for loan and lease losses on covered loans for the years ended December 31, 2013, 2012, and 2011 were as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Balance at beginning of the period	$54,124	$37,256	$49,286
Provision for covered loan and lease losses, net	5,335	9,827	(1,387)
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	(6,730)	7,041	(10,643)
Balance at end of the period	$52,729	$54,124	$37,256

FDIC shared-loss portion of provision for (recapture of) covered loans and lease losses net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing (decreasing) the FDIC loss-share indemnification asset.

Net provision for covered loans includes both additional reserves and reserve releases for different pools. The pools for which there were releases are also subject to a reduction to the FDIC shared-loss indemnification asset because of lower expected losses which are recognized as recaptures.

During 2011 and 2012, the pools were behaving in a relatively consistent manner; most requiring releases in 2011 and additional reserves in 2012. This resulted in a direct relationship between the provision for covered loan and lease losses and the FDIC shared-loss portion of the increases in the allowance for loan and lease losses on covered loans. The year 2013 experienced inconsistent pool-level behaviors which drove a net-provision position even when there were $14 million worth of individual pool-level-releases. The $14 million came as a result of lower expected losses, which in turn resulted in reductions to the FDIC shared-loss indemnification asset; hence the year's inverse relationship.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of December 31, 2013 and 2012 are as follows:

	December 31, 2013

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$52,142	$38,179	$12,495	33%
Construction and development secured by 1-4 family residential properties	66,037	17,304	6,866	40%
Commercial and other construction	209,566	111,946	32,753	29%
Consumer	10,512	5,857	615	11%
Total investment in impaired covered loan pools	$338,257	$173,286	$52,729	30%

	December 31, 2012

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$45,208	$29,482	$4,986	17%
Construction and development secured by 1-4 family residential properties	68,255	15,185	6,137	40%
Commercial and other construction	252,373	121,237	42,323	35%
Consumer	14,494	8,493	678	8%
Total investment in impaired covered loan pools	$380,330	$174,397	$54,124	31%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 - SERVICING ASSETS

The Company periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, the Company may purchase or assume the right to service mortgage loans originated by others. Whenever the Company undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate the Company for servicing the loans and leases. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate the Company for its expected cost.

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At December 31, 2013, servicing assets are composed of $13.8 million ($10.7 million — December 31, 2012) related to residential mortgage loans and $22 thousand ($55 thousand — December 31, 2012) of leasing servicing assets acquired in the FDIC-assisted acquisition of Eurobank.

The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Fair value at beginning of year	$10,795	$10,454	$9,695
Servicing from mortgage securitizations or asset transfers	3,177	1,867	2,458
Changes due to payments on loans	(950)	(1,107)	(976)
Changes in fair value due to changes in valuation model inputs or assumptions	779	(419)	(723)
Fair value at end of year	$13,801	$10,795	$10,454

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Constant prepayment rate	5.78% - 14.33%	8.51% - 16.29%	7.87% - 19.15%
Discount rate	10.00% - 12.00%	10.50% - 13.50%	10.50% - 14.00%

OFG BANCORP

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

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2013
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$13,801
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(404)
Decrease in fair value due to 20% adverse change	$(787)
Discount rate
Decrease in fair value due to 10% adverse change	$(649)
Decrease in fair value due to 20% adverse change	$(1,245)

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

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $5.5 million in 2013, $3.6 million in 2012, and $3.1 million in 2011.  There were no late fees and ancillary fees recorded in such years because these fees belong to the third party engaged by the Company pursuant to a subservicing agreement. Servicing fees on leases amounted to $68 thousand in 2013, $239 thousand in 2012 and $625 thousand in 2011.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 —  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2013	2012
		(In thousands)
Land	—	$5,680	$2,876
Buildings and improvements	40	63,594	63,133
Leasehold improvements	5 — 10	23,031	23,602
Furniture and fixtures	3 — 7	12,203	10,441
Information technology and other	3 — 7	24,876	20,874
		129,384	120,926
Less: accumulated depreciation and amortization		(46,481)	(35,929)
		$82,903	$84,997

Depreciation and amortization of premises and equipment totaled $10.3 million in 2013, $4.8 million in 2012 and $5.5 million in 2011. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 10- FDIC LOSS SHARE ASSET AND TRUE-UP PAYMENT OBLIGATION

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the FDIC loss share asset and true-up payment obligation for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
FDIC loss share asset:
Balance at beginning of year	$302,295	$405,646	$485,510
Shared-loss agreements reimbursements from the FDIC	(47,100)	(96,664)	(75,474)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	(6,730)	7,041	(10,643)
FDIC shared-loss expense	(66,253)	(25,805)	(1,981)
Incurred expenses to be reimbursed under shared-loss agreements	7,028	12,077	8,234
Balance at end of year	$189,240	$302,295	$405,646

True-up payment obligation:
Balance at beginning of year	$15,496	$13,279	$11,881
FDIC shared-loss expense	3,014	2,217	1,398
Balance at end of year	$18,510	$15,496	$13,279

The FDIC shared-loss expense increased as the Company continues to forecast better performance and cash flows from covered loans than previously expected resulting in a minor increase in the amortization of the FDIC shared-loss indemnification asset.

The FDIC shared-loss expense of $66.3 million for the year ended December 31, 2013 compared to $25.8 million for the same period in 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. Forecasted losses show a decreasing trend during the year ended December 31, 2013 as compared to the projections in 2012.The reduction in claimable losses amortizes the shared-loss indemnification asset through  the shorter of the life of the shared loss agreement or the loan holding period. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the year ended December 31, 2013, the net amortization included $16.6 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continues to experience reduced expected losses. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three year period.

The Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $18.5 million and $15.5 million, net of discount, as of December 31, 2013 and 2012, respectively. The estimated liability is accounted for as other liabilities.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 —  DERIVATIVE ACTIVITIES

During the year ended December 31, 2013, losses of $220 thousand were recognized and reflected as “Derivative Activities” in the consolidated statements of operations, which were mainly related to the options tied to the Standard & Poor’s 500 stock market index. During the year ended December 31, 2012, losses of $43.0 million were recognized and  were mainly related  to realized losses of $37.5 million due to the terminations of forward-settlement swaps with an aggregate notional amount of $900 million and to realized losses of $3.5 million recorded on options purchased in July 2012 to enter into interest rate swaps, not designated as cash flow hedges or fair value hedges, with an aggregate notional amount of $200 million, which were terminated in December 2012.

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the consolidated statements of financial condition at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$16,430	$13,233
Interest rate swaps designated as cash flow hedges	850	-
Interest rate swaps not designated as hedges	2,861	8,426
Interest rate caps	319	230
Other	42	-
	$20,502	$21,889

Derivative liabilities:
Interest rate swaps designated as cash flow hedges	11,757	17,665
Interest rate swaps not designated as hedges	2,861	8,365
Interest rate caps	319	230
	$14,937	$26,260

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at December 31, 2013:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	40,589	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$265,589

An unrealized loss of $10.9 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2013, and the related liability is being reflected in the accompanying consolidated statements of financial condition.

At December 31, 2013 and 2012, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.9  million and $8.4 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2013 and 2012, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.9 million and $8.4 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

 The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2013:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,140	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,640

Interest Rate Swaps - Mirror Image Derivatives	$4,140	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,640

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index.  The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At December 31, 2013 and 2012, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $16.4 million (notional amount of $28.0 million) and $13.2 million (notional amount of $66.6 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statements of financial condition, represented a liability of $15.7 million (notional amount of $26.9 million) and $12.7 million (notional amount of $62.3 million), respectively.

At December 31, 2013, the yearly contractual maturities of options tied to the S&P Index were as follows:

	Derivative asset	Derivative liability
	(S&P purchased	(S&P embedded
Year Ending December 31,	options)	options)
	(In thousands)	(In thousands)
2014	$17,340	$16,369
2015	7,330	7,359
2016	3,375	3,186
	$28,045	$26,914

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting; therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $94.0 million at both December 31, 2013 and 2012. At December 31, 2013 and 2012, the interest rate caps sold to clients represented a liability of $319 thousand and $230 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.  At December 31, 2013 and 2012,  the interest rate caps purchased as mirror-images represented an asset of $319 thousand and $230 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2013 and 2012 consists of the following:

	December 31,
	2013	2012
	(In thousands)
Non-covered loans	$13,378	$7,633
Investments	5,356	7,021
	$18,734	$14,654

Other assets at December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
	(In thousands)
Other prepaid expenses	$15,439	$19,597
Prepaid FDIC insurance	-	6,451
Core deposit and customer relationship intangibles	11,912	14,490
Other repossessed assets	12,583	6,084
Mortgage tax credits	8,706	8,706
Investment in Statutory Trust	1,083	1,086
Servicing advances	-	7,976
Accounts receivable and other assets	48,717	59,251
	$98,440	$123,641

Other prepaid expenses amounting to $16.4 million and $19.6 million at December 31, 2013 and 2012, respectively, include prepaid municipal, property and income taxes aggregating to $9.6 million and $12.0 million, respectively.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the FDIC-assisted acquisition of Eurobank and the recent BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2013 and 2012, this core deposit intangible amounted to $7.8 million and $9.5 million, respectively. In addition, as part of the BBVAPR Acquisition on December 18, 2012, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired in the broker-dealer and insurance subsidiaries as of December 31, 2012.  At December 31, 2013, this customer relationship intangible amounted to $4.1 million.

Other repossessed assets totaled  $12.6 million and $6.1 million at December 31, 2013 and 2012, respectively, include repossessed automobiles amounting  to $12.3 million and $5.9 million, respectively, a new loan segment from the BBVAPR Acquisition.

At December 31, 2013 and 2012, tax credits for the Company amounted $8.7 million. Mortgage loan tax credits acquired as part of the BBVAPR Acquisition amounted to $6.3 million and $7.4 million at December 31, 2013 and 2012, respectively. These tax credits do not have an expiration date.

Servicing advances amounting to $8.0 million at December 31, 2012, represent the advances made to Bayview Loan Servicing, LLC in order to service some of the loans acquired in the FDIC-assisted acquisition of Eurobank. This servicing agreement was terminated effective May 31, 2013.

NOTE 13 —  DEPOSITS AND RELATED INTEREST

Total deposits as of December 31, 2013 and 2012 consist of the following:

	December 31,
	2013	2012
	(In thousands)
Non-interest bearing demand deposits	$550,334	$800,091
Interest-bearing savings and demand deposits	2,683,964	2,281,893
Individual retirement accounts	347,262	377,618
Retail certificates of deposit	598,367	699,983
Institutional certificates of deposit	375,224	602,828
Total core deposits	4,555,151	4,762,413
Brokered deposits	828,114	928,166
Total deposits	$5,383,265	$5,690,579

Brokered deposits include $729.8 million in certificates of deposits and $98.3 million in money market accounts at December 31, 2013, and $928.2 million in certificates of deposits at December 31, 2012.

The weighted average interest rate of the Company’s deposits was 0.73% at December 31, 2013 and 1.24% at December 31, 2012, inclusive of non-interest bearing deposits of $550.2 million and $800.1 million, respectively.  Interest expense for the years ended December 31, 2013, 2012 and 2011 was as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Demand and savings deposits	$22,498	$11,232	$16,287
Certificates of deposit	18,479	18,417	29,210
	$40,977	$29,649	$45,497

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013 and 2012, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $93.1 million and $101.5 million, respectively, with a weighted average rate of 0.77% in both years, and were collateralized with investment securities with a fair value of $67.5 million and $80.3 million, respectively.

At December 31, 2013 and 2012, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $845.8 million and $1.87 billion, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $26.7 million and $78.3 million, respectively, at a weighted average rate of 0.32% at December 31, 2013 and 0.72% at December 31, 2012.

At December 31, 2013 and 2012, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $97.8 million and $114.6 million, respectively, and with commercial loans amounting to $549.0 million at December 31, 2013 and $485.8 million at December 31, 2012.

Excluding equity indexed options in the amount of $14.8 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interests of $2.7 million and unamortized deposit discount in the amount of $5.0 million, the scheduled maturities of certificates of deposit at December 31, 2013 are as follows:

December 31, 2013
(In thousands)
Within one year:
Three (3) months or less	$512,483
Over 3 months through 1 year	629,676
1,142,159
Over 1 through 2 years	433,740
Over 2 through 3 years	255,629
Over 3 through 4 years	140,318
Over 4 through 5 years	56,432
$2,028,278

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $1.8 million and $2.8 million as of December 31, 2013 and 2012, respectively.

NOTE 14 —  BORROWINGS

Short term borrowings

At December 31, 2013, no short term borrowings were outstanding, compared to December 31, 2012 when such borrowings totaled $92.2 million and mainly consisted of unsecured fixed rate borrowings with a weighted average rate of 0.30%.

Securities Sold under Agreements to Repurchase

At December 31, 2013, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of the agreements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013 and December 31, 2012, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.6 million and $2.3 million, respectively, were as follows:

	December 31,
	2013		2012
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
UBS Financial Services Inc.	$-	$-	$500,000	$616,751
JP Morgan Chase Bank NA	255,000	273,250	412,837	443,436
Credit Suisse Securities (USA) LLC	755,000	864,232	255,000	269,943
Deutsche Bank	255,000	272,053	255,000	273,288
Citigroup Global Markets Inc.	-	-	150,000	162,652
Barclays Bank	-	-	68,650	77,521
Wells Fargo	-	-	51,444	54,943
Total	$1,265,000	$1,409,535	$1,692,931	$1,898,534

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.6 million, at December 31, 2013:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$255,000	0.500%	12/13/2012	1/7/2014
	85,000	0.675%	12/3/2012	12/3/2014
	340,000

2015	255,000	0.840%	12/10/2012	6/13/2015

	255,000

2016	170,000	1.500%	12/6/2012	12/8/2016

	170,000

2017	500,000	4.78%	3/2/2007	3/2/2017
	$1,265,000	2.41%

The repurchase agreement referred to above within maturity date up to the date of this report was partially rolled over by $202.5 million.

During the year ended December 31, 2012, the Company sold $1.0 billion of investment securities and paid down or extinguished $1.36 billion of securities repurchase agreements prior to their contractual maturities in furtherance of the Company’s plan to deleverage its balance sheet in connection with the BBVAPR Acquisition. The early termination fees paid by the Company is presented in the consolidated statement of operations as a net loss on the early extinguishment of repurchase agreements, and such fees amounted to $26.1 million for the year ended December 31, 2012.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In December 2012, the counterparty to the repurchase agreement that amounted to $1.25 billion exercised its right to put back such repurchase agreement at par. As a result of this event, the Company entered into new repurchase agreements for a total amount of $1.19 billion with different counterparties at different rates.

The $255.0 million repurchase agreement maturing on June 13, 2015 and the $170.0 million repurchase agreement maturing on December 8, 2016 were modified during the third quarter of 2013. These were originally set to mature on June 13, 2014 and December 8, 2014, respectively.

The Company’s remaining structured repurchase agreement from the $2.65 billion it had before the deleverage plan in the amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in December 2013 to (i) eliminate the optional early termination clause that allowed the counterparty to terminate it before maturity, (ii) increase the interest rate paid by the Company from 4.67% to 4.78%; and (iii) substitute the counterparty.

The following table presents the liability associated with the repurchase transactions (excluding accrued interest), their maturities and weighted average interest rates. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at December 31, 2013 and 2012. The information excludes repurchase agreements transactions which were collateralized with securities or cash or which have been obtained under agreements to resell:

	December 31, 2013
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(In thousands)
Within 30 days	$255,000	0.50%	$216,201	$-	$48,923	$6,929	$272,053
Over 90 days	1,010,000	2.89%	1,018,632	3,000	45,100	3,720	1,070,452

Total	$1,265,000	2.41%	$1,234,833	$3,000	$94,023	$10,649	$1,342,505

	December 31, 2012
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(In thousands)
Within 30 days	$140,662	0.56%	$53,173	$1,052	$78,238	$21,847	$154,310
30 to 90 days	287,269	0.51%	156,981	1,444	150,343	-	308,768
Over 90 days	1,265,000	2.92%	1,429,605	5,851	-	-	1,435,456

Total	$1,692,931	2.31%	$1,639,759	$8,347	$228,581	$21,847	$1,898,534

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2013 and 2012, excluding accrued interest:

	December 31,
	2013	2012
	(In thousands)
Average daily aggregate balance outstanding	$1,353,011	$2,888,558
Maximum outstanding balance at any month-end	$1,552,269	$3,060,578
Weighted average interest rate during the year	2.16%	2.10%
Weighted average interest rate at year end	2.41%	1.77%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2013 and 2012, these advances were secured by mortgage and commercial loans amounting to $1.3 billion at both dates. Also, at December 31, 2013, the Company had an additional borrowing capacity with the FHLB –NY of $674.2 million. At December 31, 2013 and 2012, the weighted average remaining maturity of FHLB’s advances was 11.3 months and 3.5 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2013.The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $335 thousand, at December 31, 2013:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
(In thousands)
2014	$25,000	0.37%	12/4/2013	1/6/2014
	50,000	0.37%	12/10/2013	1/10/2014
	100,000	0.39%	12/16/2013	1/16/2014
	25,000	0.38%	12/24/2013	1/24/2014
	25,000	0.40%	12/30/2013	1/30/2014
	40,589	0.36%	12/2/2013	1/2/2014
	265,589

2017	4,730	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,489	2.59%	7/19/2013	7/20/2020
	$335,808	0.76%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FDIC-Guaranteed Term Notes —  Temporary Liquidity Guarantee Program

On March 16, 2012, the Company’s banking subsidiary repaid at maturity the $105 million in senior unsecured notes that it issued in March 2009 under the FDIC’s Temporary Liquidity Guarantee Program.

Subordinated Capital Notes

Subordinated capital notes amounted to $100.0 million at December 31, 2013 and $146.0 million at December 31, 2012.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points  (3.19% at December 31, 2013; 3.26% at December 31, 2012), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2014). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under Federal Reserve Board rules, restricted core capital elements, which are qualifying trust preferred securities, qualifying cumulative perpetual preferred stock (and related surplus) and certain minority interests in consolidated subsidiaries, are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements (including restricted core capital elements), net of goodwill less any associated deferred tax liability. However, under the Dodd-Frank Act and the new capital rules issued by the federal banking regulatory agencies in July 2013, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

Following are the outstanding subordinated capital notes assumed as part of the BBVAPR Acquisition on December 18, 2012:

Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (1.80% at December 31, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly during the floating-rate period. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter (1.80% at December 31, 2013; 1.87% at December 31, 2012), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

These notes qualify as Tier 2 capital at a discounted rate, which totals $26.8 million at December 31, 2013 and $50.2 million at December 31, 2012.  Generally speaking, subordinated notes are included as Tier 2 capital if they have an original weighted average maturity of at least 5 years and comply with certain other requirements.  As the notes approach maturity, they begin to take on characteristics of a short term obligation.  For this reason, the outstanding amount eligible for inclusion in Tier 2 capital is reduced, or discounted, as the instruments approach maturity: one fifth of the outstanding amount is excluded each year during the instruments last five years before maturity.  When the remaining maturity is less than one year, the instrument is excluded from Tier 2 capital.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - December 31, 2013	$48,575
2014	6,700
2015	6,700
2016	5,025
$67,000

Federal Funds Purchased

A summary of federal funds purchased, presented in the consolidated statement of financial condition within other borrowings, as of and for the years ended December 31, 2013 and 2012, is as follows.

	December 31,
	2013	2012
	(In thousands)
Balance at end of year	$-	$9,901
Average daily aggregate balance outstanding	$16,690	$10,167
Maximum outstanding balance at any month-end	$29,612	$9,901
Weighted average interest rate during the year	0.30%	30%
Weighted average interest rate at year-end	-	30%

Other borrowings

Other borrowings, presented in the consolidated statement of financial condition amounted to $3.7 million at December 31, 2013 and $6.7 million at December 31, 2012, which mainly consists of unsecured fixed-rate borrowings and term notes tied to the appreciation of  the S&P index. For both years, the unsecured fixed rate borrowings amounted to $1.7 million at a fixed rate of 3.0%.  The term notes tied to the S&P index amounted to $1.0 million at December 31, 2013 and $6.0 million at December 31, 2012 with index appreciation of $957 thousand and index fall of $858 thousand, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at December 31, 2013 and 2012:

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$20,502	$-	$20,502	$2,450	$6,780	$11,272
Securities purchased under agreements to resell	60,000	-	60,000	64,587	-	(4,587)
Total	$80,502	$-	$80,502	$67,037	$6,780	$6,685

December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
			(In thousands)
Derivatives	$21,889	$-	$21,889	$2,016	$1,380	$18,493
Securities purchased under agreements to resell	80,000	-	80,000	82,100	-	(2,100)
Total	$101,889	$-	$101,889	$84,116	$1,380	$16,393

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$30,672	$-	$30,672	$-	$2,349	$28,323
Securities sold under agreements to repurchase	1,265,000	-	1,265,000	1,277,919	67,029	(79,948)
Total	$1,295,672	$-	$1,295,672	$1,277,919	$69,378	$(51,625)

December 31, 2012
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$38,967	$-	$38,967	$11,456	$12,770	$14,741
Securities sold under agreements to repurchase	1,692,931	-	1,692,931	1,898,534	-	(205,603)
Total	$1,731,898	$-	$1,731,898	$1,909,990	$12,770	$(190,862)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the 2011 Code, and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Code”). This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Company who are age twenty-one or older. Under this plan, participants may contribute each year up to $17,500. During 2013, the Company changed the matching contribution to 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. The new matching contribution is invested in accordance with the employee’s decision between the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. The Company contributed 7,318 shares in 2013, 29,317 shares in 2012, and 24,128 shares in 2011 of its common stock at a cost of approximately $110,455, $60,938, and $42,789, respectively, at the time of contribution. In addition, the Company contributed $657,504 in cash during 2013. The Company’s contribution becomes 100% vested once the employee completes three years of service. Effective April 1, 2013, the Plan was amended to include a new subsection which states that all Employees who were employed by Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVA Bank”) on December 17, 2012 and who became employees of the Employer on December 18, 2012 as a result of the BBVAPR Acquisition by OFG Bancorp that was completed on the same date, shall be credited with all periods of service with BBVA Bank for all appropriate purposes under the Plan and can participate in the Plan.

Also, the Company offers to its senior management a non-qualified deferred compensation plan, where executives can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans are not subject to ERISA contribution limits nor are they subject to discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.

NOTE 17 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of December 31, 2013 and 2012, these loan balances amounted to $19.0 million and $6.1 million, respectively. The activity and balance of these loans for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31,
	2013	2012
	(In thousands)
Balance at the beginning of year	$6,055	$3,772
New loans	18,499	2,435
Repayments	(4,798)	(95)
Credits of persons no longer considered related parties	(793)	(57)
Balance at the end of year	$18,963	$6,055

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 —  INCOME TAXES

Under Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Company and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the years ended December 31, 2013, 2012 and 2011 are as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Current income tax expense	$2,357	$1,788	$2,430
Deferred income tax expense(benefit)	(11,066)	1,513	(1,564)
	$(8,709)	$3,301	$866

On June 30, 2013 the Governor signed Act No. 40-2013, known as “Ley de Redistribución y Ajuste de la Carga Contributiva” (Act of Redistribution and Adjustment of Tax Burden), as amended. The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for taxable years beginning after December 31,2012 are as follows: (1) the maximum Corporate Income Tax rate was  increased from 30% to 39%; (2) the deduction allowed for determining the income subject to surtax was reduced from $750,000 to $25,000 (which must be allocated among the members of a controlled group of corporations); (3) the allowable Net Operating Loss (“NOL”) deduction was reduced to (i) 90% of the corporation’s net income subject to regular tax  for purposes of computing  the regular income tax, and  (ii)  80% of the alternative minimum taxable income for purposes of computing the alternative minimum tax (“AMT”); (4) the NOL carryover period was extended from 10 to 12 years  for NOLs incurred in taxable years beginning after December 31, 2004 and before January 1, 2013, and from 7 to 10 years for losses incurred in taxable years beginning after December 31, 2012;  (5) a new special tax based on gross income (the “Special Tax”) was added to the Puerto Rico Internal Revenue Code of 2011, as further described below; and (6) a special tax of 1% was imposed on insurance premiums earned after June 30, 2013.

 In the case of non-financial institutions, the Special Tax is paid as part of the AMT and thus is accounted for under the provisions of ASC 740. The applicable Special Tax rate for non-financial institutions increases gradually from 0.2% for gross income equal to or in excess of $1.0 million up to 0.85% for gross income in excess of $1.5 billion. In the case of a controlled group of corporations, the tax rate for all members of the group is determined by the aggregate gross income of all members in the group. In the case of financial institutions, the Special Tax is not part of the AMT calculation thus is accounted for as other tax not subject to the provisions of ASC 740 since the same is based on gross income. The applicable Special Tax rate for financial institutions is 1% of its gross income of a taxable year, of  which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax of  that  year.

The Company maintained an effective tax rate lower than the maximum marginal statutory rate of 39%,  and  30%, and 30% as of December 31, 2013, 2012 and 2011, respectively, mainly due to exempt income generated by OIB in 2013 and 2012, and income generated by OIB in 2011, which was taxed at 5%, and to the interest income arising from investments exempt from Puerto Rico income taxes, net of expenses attributable to the exempt income. For 2013, 2012 and 2011, the Bank’s investment securities portfolio and loans portfolio generated tax-exempt interest income of $11.7 million, $6.2 million, and $9.8 million, respectively. For 2013 and 2012, OIB generated $12.1 million and $15.3 million in exempt income, respectively. For 2011, OIB generated $36.9 million in income taxable at a 5% income tax rate.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2013		2012		2011
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax at statutory rates	$34,997	39.00%	$8,357	30.00%	$10,595	30.00%
Tax effect of exempt income, net	(4,652)	-4.90%	(3,461)	-12.42%	(10,512)	-29.77%
Effect of tax rate on capital loss carryforwards	840	0.94%	(4,361)	-15.66%	(1,535)	-4.34%
Change in valuation allowance	1,896	2.11%	(554)	-1.99%	(1,292)	-3.66%
Income tax contingencies provision (credit)	(1,559)	-1.57%	114	0.41%	(2,807)	-7.95%
Effect in deferred taxes due to increase in tax rates
from 30.00% to 39.00%	(38,068)	-43.04%	-	0.00%	-	0.00%
Effect in deferred taxes due to reduction in tax rates
from 40.95% to 30.00%	-	0.00%	-	0.00%	5,179	14.66%
Effect of change in tax of IBE	148	0.17%	2,383	8.55%	499	1.41%
Other items, net	(2,311)	-2.58%	823	2.96%	739	2.10%
Income tax expense (benefit)	$(8,709)	-9.70%	$3,301	11.85%	$866	2.45%

The tax effect expected of the income earned by OIB is included in the “tax effect of exempt income, net” caption on the table above and amounted to $4.7 million, $4.6 million and $9.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

At December 31, 2013 and December 31, 2012, Oriental International Bank Inc. (“ OIB”), the Bank’s international banking entity subsidiary, had $356 thousand and $504 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the years ended December 31, 2013 and 2012, $148 thousand and $2.3 million, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at December 31, 2013 and 2012 was $4.0 million and $1.5 million, respectively. It is the Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for taxes on the consolidated statements of operations. The Company had accrued $1.3 million at December 31, 2013 (December 31, 2012 — $796 thousand) for the payment of interest and penalties relating to unrecognized tax benefits. This amount includes unrecognized tax benefits amounting to $2.4 million at December 31, 2013 and $3.9 million at December 31, 2012 from the BBVAPR Acquisition, which mainly relates to the methodology followed in allocating interest expense among the Bank and the IBE Unit. There is also $752 thousand (December 31, 2012 - $665 thousand) in accrued payment of interest and penalties relating to unrecognized tax benefits from this acquisition.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of the Company’s net deferred tax assets assumes that the Company will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, the Company may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the Company’s deferred tax asset, net, at December 31, 2013 and 2012 are as follows:

	December 31,
	2013	2012
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$41,741	$28,214
FDIC-assisted acquisition, net	-	7,653
BBVAPR loans and other real estate valuation adjustments	98,746	89,186
BBVAPR operating loss carryforwards	6,825	5,250
BBVAPR deposit and borrowings valuation adjustment	924	4,069
BBVAPR other deferred tax assets, net	5,272	6,650
Deferred loan origination fees, net	869	1,123
Unrealized net loss included in other comprehensive income	4,479	5,299
S&P option contracts	5,610	4,663
Net capital and operating loss carryforwards	29,004	13,585
Other deferred tax assets	8,245	7,362
Total gross deferred tax asset	201,715	173,054

Deferred tax liability:
FDIC shared-loss indemnification asset	(20,783)	(18,698)
FDIC-assisted acquisition, net	(15,021)	-
BBVAPR core deposit and customer relationship intangibles	(4,646)	(4,034)
BBVAPR building valuation adjustment	(10,883)	(8,708)
Unrealized net gain on available-for-sale securities	(1,478)	(6,598)
Servicing asset	(5,374)	(3,222)
Other deferred tax liabilities	(1,653)	(2,725)
Total gross deferred tax liabilities	(59,838)	$(43,985)
Less: valuation allowance	(4,313)	(2,417)
Net deferred tax asset	$137,564	$126,652

The shifting of the FDIC-assisted acquisition, amount from a deferred tax asset of $7.7 million in 2012 to a deferred tax liability of $15.0 million in 2013 results from the reduction of the covered loans tax basis in 2013 caused by the ending of the market discount amortization, which increased the tax basis, during the second quarter of 2013.

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The Company and its subsidiaries have operating and capital loss carry-forwards for income tax purposes which are available to offset future taxable income and capital gains. Operating loss carry-forwards are available until December 2023 and capital loss carry-forwards are available until December 2018. The majority of these operating and capital loss carry-forwards are at the Bank amounting to approximately $32.0 million as of December 31, 2013.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

NOTE 19 —  STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

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

Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average total assets (as defined in the regulations). As of December 31, 2013 and 2012, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2013 and 2012, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

Regulatory ratios and balances for December 31, 2012 do not reflect any changes as a result of the BBVAPR Acquisition remeasurement adjustments, since an institution is not required to amend previously filed regulatory reports for retrospective adjustments made to provisional amounts during the measurement period.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2013 and 2012 are as follows:

			Minimum Capital
	Actual		Requirement
	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of December 31, 2013
Total capital to risk-weighted assets	$828,476	16.14%	$410,763	8.00%
Tier 1 capital to risk-weighted assets	$736,930	14.35%	$205,382	4.00%
Tier 1 capital to average total assets	$736,930	9.11%	$323,476	4.00%
As of December 31, 2012
Total capital to risk-weighted assets	$808,188	15.40%	$419,942	8.00%
Tier 1 capital to risk-weighted assets	$692,017	13.18%	$209,971	4.00%
Tier 1 capital to average total assets	$692,017	6.55%	$422,862	4.00%

					Minimum to be Well
					Capitalized Under Prompt
			Minimum Capital		Corrective Action
	Actual		Requirement		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2013
Total capital to risk-weighted assets	$780,487	15.26%	$409,253	8.00%	$511,567	10.00%
Tier 1 capital to risk-weighted assets	$689,174	13.47%	$204,627	4.00%	$306,940	6.00%
Tier 1 capital to average total assets	$689,174	8.57%	$321,551	4.00%	$401,939	5.00%
As of December 31, 2012
Total capital to risk-weighted assets	$719,675	14.03%	$410,268	8.00%	$512,835	10.00%
Tier 1 capital to risk-weighted assets	$604,997	11.80%	$205,134	4.00%	$307,701	6.00%
Tier 1 capital to average total assets	$604,997	5.76%	$420,298	4.00%	$525,373	5.00%

OFG BANCORP

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

The activity in outstanding options for the years ended December 31, 2013, 2012 and 2011 is set forth below:

	Year Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of period	922,593	$14.50	786,704	$15.02	765,989	$15.25
Options granted	196,000	14.52	204,543	11.83	85,000	11.90
Options exercised	(34,396)	12.65	(32,954)	11.98	(923)	8.82
Options forfeited	(176,079)	15.11	(35,700)	11.93	(63,362)	13.69
End of period	908,118	$14.46	922,593	$14.50	786,704	$15.02

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2013:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	10,471	8.28	5.3	7,467	8.28
8.46 to 11.26	1,000	10.29	3.6	1,000	10.29
11.27 to 14.08	558,547	11.93	6.4	235,253	12.09
14.09 to 16.90	201,900	14.64	7.6	40,000	15.11
19.72 to 22.53	7,000	21.86	4.2	7,000	21.86
22.54 to 25.35	83,350	23.99	0.3	83,350	23.99
25.36 to 28.17	45,850	27.55	1.0	45,850	27.55
	908,118	$14.46	5.8	419,920	$16.52
Aggregate Intrinsic Value	$2,614,954			$344,142

The average fair value of each option granted during 2013, 2012 and 2011 was $5.94, $5.41and $6.48, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
Weighted average assumptions:
Dividend yield	1.66%	1.80%	1.62%
Expected volatility	44.34%	51.13%	58.99%
Risk-free interest rate	1.55%	1.70%	3.11%
Expected life (in years)	8.0	8.0	8.0

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013		2012		2011
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of period	197,500	$12.13	205,149	$11.27	243,525	$13.43
Restricted units granted	85,700	15.86	57,350	11.85	39,500	11.88
Restricted units lapsed	(113,367)	12.34	(47,210)	8.29	(59,916)	20.65
Restricted units forfeited	(11,083)	12.87	(17,789)	11.48	(17,960)	11.67
End of period	158,750	$13.95	197,500	$12.13	205,149	$11.27

At the 2013 annual meeting, the shareholders of the Company approved an increase of 1,437,176 shares of common stock reserved for issuance under the Omnibus Plan for a total of 1,500,000 shares.

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2013 was $4.1 million and is expected to be recognized over a weighted-average period of 2.7 years.

     Preferred Stock

In connection with the BBVAPR Acquisition, as discussed in Note 2, on July 3, 2012, the Company completed its sale to various institutional purchasers of $84 million of its Convertible Preferred Stock, with an initial conversion price, subject to certain conditions, of approximately $11.77 per share of common stock, through a private placement, pursuant to a Subscription Agreement dated June 28, 2012, between the Company and each of the purchasers. In addition, on November 5, 2012 the Company sold 960,000 shares of its Series D Preferred Stock at an offering price of $25 per share in a registered public offering.

     Common Stock

In connection with the BBVAPR Acquisition on October 31, 2012 the Company sold 4,829,267 shares of its common stock at an offering price of $11.10 per share in a registered public offering.

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance. As of December 31, 2013, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6  million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2013 and 2012, the Bank’s legal surplus amounted to $62.0 million and $52.1 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Earnings per Common Share

The calculation of earnings per common share for the years ended December 31, 2013, 2012 and 2011 is as follows:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share data)
Net income	$98,446	$24,555	$34,450
Less: Dividends on preferred stock
Non-Convertible Preferred Stock (Series A, B, and D)	(6,512)	(6,264)	(4,802)
Convertible preferred stock (Series C)	(7,350)	(3,675)	-
Income available to common shareholders	$84,584	$14,616	$29,648
Effect of assumed conversion of the Convertible ' 'Preferred Stock	7,350	3,675	-
Income available to common shareholders assuming conversion	$91,934	$18,291	$29,648

Weighted average common shares and share equivalents:
Average common shares outstanding	45,706	41,626	44,433
Effect of dilutive securities:
Average potential common shares-options	189	109	91
Average potential common shares-assuming ' 'conversion of convertible preferred stock	7,138	3,569	-
Total weighted average common shares ' 'outstanding and equivalents	53,033	45,304	44,524
Earnings per common share - basic	$1.85	$0.35	$0.67
Earnings per common share - diluted	$1.73	$0.35	$0.67

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at December 31, 2013, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during 2013 and 2012 on the convertible preferred stock were added back as income available to common shareholders.

For the years ended December 31, 2013, 2012 and 2011, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 230,392,  697,976 and 529,093, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during 2013. During 2012, the Company purchased 603,000 shares under this program for a total of $7.0 million, at an average price of $11.61 per share. During 2011, the Company purchased approximately 2,783,000 shares under the $70 million program for a total of $29.4 million, at an average price of $10.57 per share. The approximate dollar value of shares that may be repurchased under the plan amounted to $33.6 million at December 31, 2013.

The activity in connection with common shares held in treasury by the Company for years ended December 31, 2013, 2012 and 2011 is set forth below:

	Year Ended December 31,
	2013		2012		2011
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	7,090,597	$81,275	6,564,124	$74,808	1,459,067	$16,732
Common shares used upon lapse of restricted stock units	(53,178)	(556)	(47,210)	(494)	(59,916)	(656)
Common shares repurchased as part of the stock repurchase program	-	-	603,000	7,022	5,189,101	58,775
Common shares used to match defined contribution plan, net	(7,318)	(77)	(29,317)	(61)	(24,128)	(43)
End of year	7,030,101	$80,642	7,090,597	$81,275	6,564,124	$74,808

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of December 31, 2013 and 2012 consisted of:

	December 31,	December 31,
	2013	2012
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$13,267	$75,347
Income tax effect of unrealized gain on securities available-for-sale	(1,834)	(7,102)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	11,433	68,245
Unrealized loss on cash flow hedges	(10,907)	(17,664)
Income tax effect of unrealized loss on cash flow hedges	2,665	5,299
Net unrealized loss on cash flow hedges	(8,242)	(12,365)
Accumulated other comprehensive income, net of taxes	$3,191	$55,880

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the year ended December 31, 2013:

	Year Ended December 31, 2013
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	(56,960)	(1,930)	(58,890)
Amounts reclassified out of accumulated other comprehensive income	148	6,053	6,201
Other comprehensive income (loss)	(56,812)	4,123	(52,689)
Ending balance	$11,433	$(8,242)	$3,191

The following table presents reclassifications out of accumulated other comprehensive income for the year ended December 31, 2013:

	Year	Affected Line Item in
	Ended	Consolidated Statement
	December 31, 2013	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$6,053	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	148	Income tax expense
	$6,201

At December 31, 2013 and 2012, OIB had $356 thousand and $504 thousand, respectively, in the income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of  a Puerto Rico law approved  in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20 – GUARANTEES

At December 31, 2013 the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $38.6 million (December 31, 2012 - $69.8 million).

As part of the BBVAPR Acquisition, on December 18, 2012, the Company assumed a liability for residential mortgage loans sold by BBVAPR subject to credit recourse, principally loans associated with FNMA residential mortgage loan sales and securitization programs. At December 31, 2013, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $122.3 million. In the event of any customer default, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the year ended December 31, 2013, the Company repurchased approximately $8.9 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At December 31, 2013 the Company’s liability established to cover the estimated credit loss exposure related to loans sold with credit recourse amounted to $2.0 million (December 31, 2012 – $2.5 million). The following table shows the changes in the Company’s liability of estimated loss from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2013 and 2012.

	Year Ended December 31,
	2013	2012
	(In thousands)
Balance at beginning of year	$2,460	$-
Additions from BBVAPR Acquisition	-	2,460
Net charge-offs/terminations	(505)	-
Balance at end of year	$1,955	$2,460

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At December 31, 2013, $91.4 or 75% of the recourse obligation will extinguish during the next two years.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases during the year ended December 31, 2013 under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred above, approximated $12.5 million in unpaid principal balance (December 31, 2012 - $8.0 million). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the year ended December 31, 2013, the Company recognized $281 thousand and $1.7 million in losses from the repurchase of residential mortgage loans sold, whether subject to credit recourse or not subject to credit recourse, respectively.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2013, the Company serviced $1.1 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2013, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $243 thousand (December 31, 2012 - $107 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 —  COMMITMENTS AND CONTINGENCIES

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

Summarized credit-related financial instruments at December 31, 2013 and 2012 were as follows:

	December 31,
	2013	2012
	(In thousands)
Commitments to extend credit	$520,269	$591,679
Commercial letters of credit	1,096	2,918

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

At December 31, 2013 and 2012, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $900 thousand and $362 thousand at December 31, 2013 and 2012, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2013 and 2012, is as follows:

	December 31,
	2013	2012
	(In thousands)
Standby letters of credit and financial guarantees	$38,577	$69,789
Loans sold with recourse	122,291	172,492
Commitments to sell or securitize mortgage loans	99,307	83,663

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2013, 2012 and 2011 amounted to $10.1 million, $6.7 million, and $6.1 million, respectively, and is included in the “occupancy and equipment” caption in the consolidated statements of operations.  Future rental commitments under leases in effect at December 31, 2013, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2014	$8,182
2015	7,961
2016	7,336
2017	6,709
2018	5,812
Thereafter	21,750
$57,750

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of the Company’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the consolidated statements of financial condition of the Company. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on the Company’s consolidated results of operations or cash flows in particular quarterly or annual periods. The Company has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. The Company has determined that the estimate of the reasonably possible loss is not significant.

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,568,745	$19,680	$1,588,425
Securities purchased under agreements to resell	-	60,000	-	60,000
Money market investments	6,967	-	-	6,967
Derivative assets	-	4,072	16,430	20,502
Servicing assets	-	-	13,801	13,801
Derivative liabilities	-	(14,937)	(15,736)	(30,673)
	$6,967	$1,617,880	$34,175	$1,659,022
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$28,353	$28,353
Foreclosed real estate	-	-	90,024	90,024
	$-	$-	$118,377	$118,377

	December 31, 2012
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$2,174,274	$20,012	$2,194,286
Securities purchased under agreements to resell	-	80,000	-	80,000
Money market investments	13,205	-	-	13,205
Derivative assets	-	8,656	13,233	21,889
Servicing assets	-	-	10,795	10,795
Derivative liabilities	-	(26,260)	(12,707)	(38,967)
	$13,205	$2,236,670	$31,333	$2,281,208
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$46,199	$46,199
Foreclosed real estate	-	-	74,173	74,173
	$-	$-	$120,372	$120,372

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of year	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	3,197	-	(5,039)	(1,842)
Changes in fair value of investment securities available for sale included in other comprehensive income	(332)	-	-		(332)
New instruments acquired	-	-	3,178	-	3,178
Principal repayments	-	-	(951)	-	(951)
Amortization	-	-	-	2,010	2,010
Changes in fair value of servicing assets	-	-	779	-	779
Balance at end of year	$19,680	$16,430	$13,801	$(15,736)	$34,175

	Year Ended December 31, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	(2,391)	-	3,916	-	(5,953)	(4,428)
Changes in fair value of investment securities available for sale included in other comprehensive income	-	9,616	(11)	-	-	-	9,605
New instruments acquired	-	-	10,000	-	1,867	-	11,867
Principal repayments	-	-	-	-	(1,107)	-	(1,107)
Amortization	-	64	(1)	-	-	2,608	2,671
Sales of instruments	(10,530)	(34,047)	-	-	-	-	(44,577)
Changes in fair value of servicing assets	-	-	-	-	(419)	-	(419)
Balance at end of period	$-	$-	$20,012	$13,233	$10,795	$(12,707)	$31,333

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

During the years ended December 31, 2013, 2012 and 2011, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis.  There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at December 31, 2013:

	December 31, 2013
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Other debt securities	$19,680	Market comparable bonds	Indicative pricing	89.70% - 97.156%
			Option adjusted spread	1258.0% - 1380.0%
			Yield to maturity	12.481% - 14.0169%
			Spread to maturity	1236.9% - 1385.1%
Derivative assets (S&P Purchased Options)	$16,430	Option pricing model	Implied option volatility	23.735% - 56.271%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	66.720% - 91.80%
Servicing assets	$13,801	Cash flow valuation	Constant prepayment rate	5.78% - 14.33%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(15,736)	Option pricing model	Implied option volatility	23.735% - 56.271%
			Counterparty credit risk (based on 5-year CDS spread)	66.720% - 91.80%
Collateral dependant impaired loans	$28,353	Fair value of property or collateral	Appraised value less disposable costs	19.40% - 30.30%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The table below presents a detail of investment securities available-for-sale classified as Level 3 at December 31, 2013:

	December 31, 2013
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$20,000	$(320)	$19,680	3.50%	N/A

Fair Value of Financial Instruments

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of the Company.

The estimated fair value is subjective in nature, involves uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could affect these fair value estimates. The fair value estimates do not take into consideration the value of future business and the value of assets and liabilities that are not financial instruments. Other significant tangible and intangible assets that are not considered financial instruments are the value of long-term customer relationships of retail deposits, and premises and equipment.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at December 31, 2013 and 2012 is as follows:

	December 31,
	2013		2012
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$703,468	$703,468	$868,695	$868,695
Level 2
Financial Assets:
Securities purchased under agreements to resell	60,000	60,000	80,000	80,000
Trading securities	1,869	1,869	495	495
Investment securities available-for-sale	1,568,745	1,568,745	2,174,274	2,174,274
Federal Home Loan Bank (FHLB) stock	24,450	24,450	38,411	38,411
Derivative assets	4,072	4,072	-	-
Financial Liabilities:
Derivative liabilities	14,937	14,937	26,260	26,260
Short term borrowings	-	-	92,210	92,210
Level 3
Financial Assets:
Investment securities available-for-sale	19,680	19,680	20,012	20,012
Total loans (including loans held-for-sale)
Non-covered loans, net	4,857,505	4,662,458	4,766,179	4,762,330
Covered loans, net	433,444	356,961	489,885	395,307
Derivative assets	16,430	16,430	13,233	13,233
FDIC shared-loss indemnification asset	152,965	189,240	220,142	302,295
Accrued interest receivable	18,734	18,734	14,654	14,654
Servicing assets	13,801	13,801	10,795	10,795
Financial Liabilities:
Deposits	5,409,540	5,383,265	5,797,097	5,690,579
Securities sold under agreements to repurchase	1,323,903	1,267,618	1,741,272	1,695,247
Advances from FHLB	335,324	336,143	538,355	536,542
Federal funds purchased	-	-	9,901	9,901
Term notes	3,638	3,663	7,912	6,726
Subordinated capital notes	99,316	100,010	146,415	146,038
Accrued expenses and other liabilities	144,424	144,424	117,653	117,653

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2013 and 2012:

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

•     Investments in FHLB-NY stock are valued at their redemption value.

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

•     The fair value of the FDIC shared-loss indemnification asset represents the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC shared-loss indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

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

•     The fair value of the covered and non-covered loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial, consumer, auto and  leasing. Each loan segment is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate.

•     The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is based on the discounted value of the contractual cash flows, using estimated current market discount rates for deposits of similar remaining maturities.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•     For short term borrowings and federal funds purchased, the carrying amount is considered a reasonable estimate of fair value. The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB-NY, FDIC-guaranteed term notes, other term notes, and subordinated capital notes, is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

•     The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

NOTE 23 –  BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31, 2013
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$445,363	$354	$47,915	$493,632	$-	$493,632
Interest expense	(42,044)	-	(41,916)	(83,960)	-	(83,960)
Net interest income	403,319	354	5,999	409,672	-	409,672
Provision for non-covered loan and lease losses	(67,559)	-	-	(67,559)	-	(67,559)
Provision for covered loan and lease losses	(5,335)	-	-	(5,335)	-	(5,335)
Non-interest income (loss)	(17,020)	30,614	3,919	17,513	-	17,513
Non-interest expenses	(222,826)	(26,603)	(15,125)	(264,554)	-	(264,554)
Intersegment revenue	618	-	1,195	1,813	(1,813)	-
Intersegment expenses	-	(1,813)	-	(1,813)	1,813	-
Income before income taxes	$91,197	$2,552	$(4,012)	$89,737	$-	$89,737
Total assets	$7,010,406	$23,280	$2,253,558	$9,287,244	$(1,129,229)	$8,158,015

	Year Ended December 31, 2012
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$165,492	$-	$95,316	$260,808	$-	$260,808
Interest expense	(22,232)	-	(81,286)	(103,518)	-	(103,518)
Net interest income	143,260	-	14,030	157,290	-	157,290
Provision for non-covered loan and lease losses	(13,854)	-	-	(13,854)	-	(13,854)
Provision for covered loan and lease losses, net	(9,827)	-	-	(9,827)	-	(9,827)
Non-interest income	(5,662)	25,155	6,786	26,279	-	26,279
Non-interest expenses	(90,407)	(28,718)	(12,907)	(132,032)	-	(132,032)
Intersegment revenue	1,594	-	-	1,594	(1,594)	-
Intersegment expenses	-	(1,183)	(411)	(1,594)	1,594	-
Income before income taxes	$25,104	$(4,746)	$7,498	$27,856	$-	$27,856
Total assets	$3,223,963	$18,875	$6,839,661	$10,082,499	$(870,741)	$9,211,758

	Year Ended December 31, 2011
		Financial		Total Major		Consolidated
	Banking	Services	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$136,294	$-	$161,001	$297,295	$-	$297,295
Interest expense	(33,110)	-	(123,252)	(156,362)	-	(156,362)
Net interest income	103,184	-	37,749	140,933	-	140,933
Provision for non-covered loan and lease losses	(15,200)	-	-	(15,200)	-	(15,200)
Recapture of covered loan and lease losses, net	1,387	-	-	1,387	-	1,387
Non-interest income	16,647	20,917	(5,109)	32,455	-	32,455
Non-interest expenses	(95,582)	(18,113)	(10,564)	(124,259)	-	(124,259)
Intersegment revenue	1,431	-	-	1,431	(1,431)	-
Intersegment expenses	-	(937)	(494)	(1,431)	1,431	-
Income before income taxes	$11,867	$1,867	$21,582	$35,316	$-	$35,316
Total assets	$3,391,251	$14,557	$3,995,279	$7,401,087	$(696,107)	$6,704,980

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, the Company generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to the Company may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During the year ended December 31, 2013, Oriental Insurance and Oriental Financial Services paid $12.4 million, and $3.2 million, respectively, in dividends to the Company. During the year ended December 31, 2012, the Bank paid $385.0 million in dividends to the Company.  During the year ended December 31, 2011, the Bank and Oriental Insurance paid $85.0 million and $2.0 million in dividends to the Company, respectively.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013, 2012 and 2011:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2013	2012
	(In thousands)
ASSETS
Cash and cash equivalents	$29,557	$34,521
Investment securities available-for-sale, at fair value	9,373	14,709
Other investment securities	62	69
Investment in bank subsidiary, equity method	869,624	822,354
Investment in nonbank subsidiaries, equity method	19,477	31,508
Due from bank subsidiary, net	667	3,128
Other assets	2,062	2,166
Total assets	$930,822	$908,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	7,120	6,034
Deferred tax liabilities, net	28	102
Due to affiliates	227	-
Accrued expenses and other liabilities	2,451	2,630
Subordinated capital notes	36,083	36,083
Total liabilities	45,909	44,849
Stockholders’ equity	884,913	863,606
Total liabilities and stockholders’ equity	$930,822	$908,455

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Income (loss):
Interest income	$400	$728	$3,564
Loss on early extinguishment of repurchase agreements	-	-	(4,790)
Gain on sale of securities	-	-	4,005
Investment trading activities, net and other	3,668	4,339	5,393
Total income	4,068	5,067	8,172
Expenses:
Interest expense	1,219	1,284	4,050
Operating expenses	6,003	1,935	7,767
Total expenses	7,222	3,219	11,817
(Loss) income before income taxes	(3,154)	1,848	(3,645)
Income tax benefit	(2)	-	(2,107)
(Loss) income before changes in undistributed earnings of subsidiaries	(3,156)	1,848	(5,752)
Bank subsidiary	98,133	19,654	38,474
Nonbank subsidiaries	3,469	3,053	1,728
Net income	$98,446	$24,555	$34,450

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$98,446	$24,555	$34,450
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	(519)	683	2,160
Realized gain on investment securities included in net income	-	-	(4,005)
Other comprehensive income (loss) from bank subsidiary	(52,249)	18,169	1,712
Other comprehensive income (loss) before taxes	(52,768)	18,852	(133)
Income tax effect	79	(103)	277
Other comprehensive income (loss) after taxes	(52,689)	18,749	144
Comprehensive income	$45,757	$43,304	$34,594

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$98,446	$24,555	$34,450
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in undistributed earnings from banking subsidiary	(98,133)	(19,654)	(38,474)
Equity in undistributed earnings from nonbanking subsidiaries	(3,469)	(3,053)	(1,728)
Amortization of investment securities premiums, net of accretion of discounts	141	141	115
Loss on early extinguishment of repurchase agreements	-	-	4,790
Realized gain on sale of securities	-	-	(4,005)
Other impairments on securities	7	4	77
Stock-based compensation	1,823	1,552	1,310
Deferred income tax, net	2,272	554	2,107
Net (increase) decrease in other assets	11	50	(275)
Net increase (decrease) in accrued expenses, other liabilities, and dividend payable	(2,051)	756	(1,636)
Net cash provided by (used in) operating activities	(953)	4,905	(3,269)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	-	-	(19,429)
Purchases of investment securities held-to-maturity	-	-	(12,702)
Maturities and redemptions of investment securities available-for-sale	4,676	-	31,493
Maturities and redemptions of investment securities held-to-maturity	-	4,709	1,920
Proceeds from sales of investment securities available-for-sale	-	-	96,221
Net (increase) decrease in due from bank subsidiary, net	2,461	(2,935)	127
Cash consideration paid for BBVAPR acquisition	-	(500,000)	-
Capital contribution to banking subsidiary	(1,385)	(3,019)	-
Capital contribution to non-banking subsidiary	(99)	(1,237)	-
Dividends from banking subsidiary	-	385,000	85,000
Dividends from non-banking subsidiary	15,600	-	2,000
Net cash provided by (used in) investing activities	21,253	(117,482)	184,630
Cash flows from financing activities:
Net decrease in securities sold under agreements to repurchase	-	-	(104,790)
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	(572)	394	8
Proceeds from issuance of common stock, net	(25)	49,220	-
Proceeds from issuance of preferred stock, net	(16)	100,547	-
Purchase of treasury stock	-	(7,022)	(58,775)
Dividends paid	(24,651)	(16,447)	(13,800)
Net cash provided by (used in) financing activities	(25,264)	126,692	(177,357)
Net change in cash and cash equivalents	(4,964)	14,115	4,004
Cash and cash equivalents at beginning of year	34,521	20,406	16,402
Cash and cash equivalents at end of year	$29,557	$34,521	$20,406

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2013, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The Management’s Annual Report on Internal Control over Financial Reporting is included in Item 8 of this report.

Report of the Registered Public Accounting Firm

The registered public accounting firm’s report on the Company’s internal control over financial reporting is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.      OTHER INFORMATION

None.

PART III

Items 10 through 14 are incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, except with respect to the information set forth below under Item 12.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The Company’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010. It replaced and superseded the Company’s 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.

The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2013:

	(a)		(b)		(c)
					Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	807,068	(1)	$10.05	(2)	$1,325,643
Stock Option Plans	262,200		19.14	(2)	-
	1,069,268		$11.95		1,325,643

(1) Includes 645,918 stock options and 161,150 restricted stock units.
(2) Exercise price related to stock options.

The Company recorded approximately $1.823 million, $1.552 million and $1.317 million related to stock-based compensation expense during the years ended December 31, 2013, 2012 and 2011, respectively.

Other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2013 and 2012
Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011
Notes to the Consolidated Financial Statements

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

2.2	Acquisition Agreement dated as of June 28, 2012 between the Company and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Certificate of Incorporation, as amended.(3)

3.2	By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(6)

4.3	Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(7)

4.4	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

4.5	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(9)

4.6	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(10)

4.7	Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (7)

4.8	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

10.1	Service Agreement, dated January 3, 2011, between BBVAPR Bank and Aplica Tecnología Avanzada, Sociedad Anónima de Capital Variable. (11)

10.2	Amendment to Service Agreement, dated December 18, 2012, between BBVAPR Bank and Aplica Tecnología Avanzada, Sociedad Anónima de Capital Variable. (12)

10.3	Subscription Agreement, dated June 28, 2012, between the Company and each of the purchasers of the Convertible Preferred Stock.(13)

10.4	Omnibus Asset Servicing Agreement, dated as of June 9, 2010, between the Bank and Bayview Loan Servicing, LLC.(14)

10.5	Lease Agreement between the Company and Professional Office Park V, Inc.(15)

10.6	First Amendment to Lease Agreement Dated May 18, 2004, between the Company and Professional Office Park V, Inc.(16)

10.7	Change in Control Compensation Agreement between the Company and José R. Fernández(17)

10.8	Change in Control Compensation Agreement between the Company and Norberto González(18)

10.9	Change in Control Compensation Agreement between the Company and Ganesh Kumar(19)

10.10	Technology Outsourcing Agreement between the Company and Metavante Corporation(20)

10.11	Amended and Restated 2007 Omnibus Performance Incentive Plan(21)

10.12	Form of qualified stock option award and agreement(22)

10.13	Form of restricted stock award and agreement(23)

10.14	Form of restricted unit award and agreement(24)

10.15	Employment Agreement between the Company and José R. Fernández(25)

10.16	Amendment to Technology Outsourcing Agreement between the Company and Metavante Corporation.

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.1

The following materials from the Company’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

(1)       Incorporated herein by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the SEC on May 6, 2010.

(2)       Incorporated herein by reference to Exhibit 2.1 of the Company’s current report on Form 8-K filed with the SEC on July 3, 2012.

(3)    Incorporated herein by reference to Exhibit 3.1 of the Company’s quarterly report on form 10-Q filed with the SEC on August 10, 2010.

(4)    Incorporated herein by reference to Exhibit 3(ii) of the Company’s current report on Form 8-K filed with the SEC on June 23, 2008.

(5)    Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(6)    Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(7)    Incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on July 3, 2012.

(8)    Incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on November 8, 2012.

(9)    Incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(10)   Incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3, as amended, filed with the SEC on September 23, 2003.

(11)  Incorporated by reference to Exhibit 10.2 of the Company’s annual report on Form 10-K filed with the SEC on March 14, 2013.

(12)  Incorporated by reference to Exhibit 10.3 of the Company’s annual report on Form 10-K filed with the SEC on March 14, 2013.

(13)   Incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 3, 2012.

(14)   Incorporated herein by reference to Exhibit 10.1 of the Company’s current report on Form 8-K filed with the SEC on June 14, 2010.

(15)   Incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(16)   Incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(17)   Incorporated herein by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(18)   Incorporated herein by reference to Exhibit 10.13 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(19)   Incorporated herein by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

 (20)  Incorporated herein by reference to Exhibit 10.23 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2007.

(21)   Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 filed with the SEC on October 21, 2010 (No. 333-170064).

(22)   Incorporated herein by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(23)   Incorporated herein by reference to Exhibit 10.2 of the Company’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(24)   Incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009.

(25)   Incorporated herein by reference to Exhibit 10 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 12, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 3, 2014
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Dated: March 3, 2014
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ César A. Ortiz	Dated: March 3, 2014
César A. Ortiz
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 3, 2014
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 3, 2014
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 3, 2014
Juan Carlos Aguayo
Director

By:	/s/ Pablo I. Altieri	Dated: March 3, 2014
Dr. Pablo I. Altieri
Director

By:	/s/ Francisco Arriví	Dated: March 3, 2014
Francisco Arriví
Director

By:	/s/ Pedro Morazzani	Dated: March 3, 2014
Pedro Morazzani
Director

By:	/s/ Rafael Martínez-Margarida	Dated: March 3, 2014
Rafael Martínez-Margarida
Director

By:	/s/ Josen Rossi	Dated: March 3, 2014
Josen Rossi
Director