Form 10-Q
period 2014-03-31
OFG BANCORP
filed 2014-05-09
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Large Accelerated Filer ☒               Accelerated Filer ☐                Non-Accelerated Filer ☐                 Smaller Reporting Company ☐                                                                                            (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 45,011,649 common shares ($1.00 par value per share) outstanding as of April 30, 2014

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

•      a credit default by the government;

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
	(In thousands, except share data)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$616,984	$614,302
Money market investments	7,652	6,967
Total cash and cash equivalents	624,636	621,269
Restricted cash	15,170	82,199
Securities purchased under agreements to resell	-	60,000
Investments:
Trading securities, at fair value, with amortized cost of $2,453 (December 31, 2013 - $2,448)	1,910	1,869
Investment securities available-for-sale, at fair value, with amortized cost of $1,437,106 (December 31, 2013 - $1,575,043)	1,455,685	1,588,425
Federal Home Loan Bank (FHLB) stock, at cost	24,430	24,450
Other investments	65	65
Total investments	1,482,090	1,614,809
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	19,355	46,529
Loans not covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $56,183 (December 31, 2013 - $54,298)	4,635,394	4,615,929
Loans covered under shared-loss agreements with the FDIC, net of allowance for loan and lease losses of $54,398 (December 31, 2013 - $52,729)	347,865	356,961
Total loans, net	5,002,614	5,019,419
Other assets:
FDIC shared-loss indemnification asset	166,194	189,240
Foreclosed real estate covered under shared-loss agreements with the FDIC	37,785	33,209
Foreclosed real estate not covered under shared-loss agreements with the FDIC	59,099	56,815
Accrued interest receivable	18,969	18,734
Deferred tax asset, net	127,657	137,564
Premises and equipment, net	83,029	82,903
Customers' liability on acceptances	28,152	23,042
Servicing assets	13,970	13,801
Derivative assets	15,861	20,502
Goodwill	86,069	86,069
Other assets	94,343	98,440
Total assets	$7,855,638	$8,158,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,188,458	2,138,005
Savings accounts	1,267,290	1,194,567
Time deposits	1,845,244	2,050,693
Total deposits	5,300,992	5,383,265
Borrowings:
Securities sold under agreements to repurchase	1,012,240	1,267,618
Advances from FHLB	335,689	336,143
Subordinated capital notes	100,404	100,010
Federal funds purchased	23,712	-
Other borrowings	3,708	3,663
Total borrowings	1,475,753	1,707,434
Other liabilities:
Derivative liabilities	13,830	14,937
Acceptances executed and outstanding	28,535	23,042
Accrued expenses and other liabilities	140,037	144,424
Total liabilities	6,959,147	7,273,102
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2013 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2013 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,713,673 shares issued:
45,003,924 shares outstanding (December 31, 2013 - 52,707,023; 45,676,922)	52,714	52,707
Additional paid-in capital	538,287	538,071
Legal surplus	64,292	61,957
Retained earnings	147,919	133,629
Treasury stock, at cost, 7,709,749 shares (December 31, 2013 - 7,030,101 shares)	(90,743)	(80,642)
Accumulated other comprehensive income, net of tax of $87 (December 31, 2013 - $831)	8,022	3,191
Total stockholders’ equity	896,491	884,913
Total liabilities and stockholders’ equity	$7,855,638	$8,158,015
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

	Quarter Ended March 31,

	2014	2013
	(In thousands, except per share data)
Interest income:
Loans not covered under shared-loss agreements with the FDIC	$85,243	$80,807
Loans covered under shared-loss agreements with the FDIC	23,388	20,229
Total interest income from loans	108,631	101,036
Mortgage-backed securities	12,417	10,818
Investment securities and other	2,026	2,318
Total interest income	123,074	114,172
Interest expense:
Deposits	8,978	9,935
Securities sold under agreements to repurchase	7,411	7,248
Advances from FHLB and other borrowings	2,295	1,713
Subordinated capital notes	992	1,660
Total interest expense	19,676	20,556
Net interest income	103,398	93,616
Provision for non-covered loan and lease losses	10,062	7,916
Provision for covered loan and lease losses, net	1,629	672
Total provision for loan and lease losses	11,691	8,588
Net interest income after provision for loan and lease losses	91,707	85,028
Non-interest income:
Banking service revenue	10,606	11,838
Financial service revenue	6,867	7,660
Mortgage banking activities	1,950	3,153
Total banking and financial service revenues	19,423	22,651
FDIC shared-loss expense, net:
FDIC shared-loss indemnification asset	(17,622)	(12,201)
True-up payment obligation	(865)	(670)
	(18,487)	(12,871)
Net gain (loss) on:
Sale of securities	4,366	-
Derivatives	(478)	(788)
Early extinguishment of debt	-	1,061
Other non-interest income	454	46
Total non-interest income, net	5,278	10,099

Non-interest expense:
Compensation and employee benefits	21,787	23,249
Professional and service fees	4,206	6,478
Occupancy and equipment	8,309	9,216
Insurance	2,074	2,678
Electronic banking charges	4,743	3,728
Information technology expenses	1,815	2,643
Advertising, business promotion, and strategic initiatives	1,781	1,409
Merger and restructuring charges	-	5,534
Foreclosure, repossession and other real estate expenses	6,436	3,382
Loan servicing and clearing expenses	2,060	1,475
Taxes, other than payroll and income taxes	3,735	2,622
Communication	957	864
Printing, postage, stationary and supplies	554	1,166
Director and investor relations	251	236
Other	2,745	2,129
Total non-interest expense	61,453	66,809
Income before income taxes	35,532	28,318
Income tax expense	11,785	7,126
Net income	23,747	21,192
Less: dividends on preferred stock	(3,465)	(3,465)
Income available to common shareholders	$20,282	$17,727
Earnings per common share:
Basic	$0.45	$0.39
Diluted	$0.42	$0.37
Average common shares outstanding and equivalents	52,598	52,892
Cash dividends per share of common stock	$0.08	$0.06

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

	Quarter Ended March 31,

	2014	2013
	(In thousands)
Net income	$23,747	$21,192
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	9,563	(10,992)
Realized gain on investment securities included in net income	(4,366)	-
Unrealized gain on cash flow hedges	378	1,462
Other comprehensive income (loss) before taxes	5,575	(9,530)
Income tax effect	(744)	701
Other comprehensive income (loss) after taxes	4,831	(8,829)
Comprehensive income	$28,578	$12,363

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2014 AND   2013

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,707	52,671
Exercised stock options	7	-
Balance at end of period	52,714	52,671
Additional paid-in capital:
Balance at beginning of period	538,071	537,453
Stock-based compensation expense	439	437
Exercised stock options	71	-
Lapsed restricted stock units	(294)	(351)
Common stock issuance costs	-	(23)
Preferred stock issuance costs	-	(16)
Balance at end of period	538,287	537,500
Legal surplus:
Balance at beginning of period	61,957	52,143
Transfer from retained earnings	2,335	1,985
Balance at end of period	64,292	54,128
Retained earnings:
Balance at beginning of period	133,629	70,734
Net income	23,747	21,192
Cash dividends declared on common stock	(3,657)	(2,737)
Cash dividends declared on preferred stock	(3,465)	(3,465)
Transfer to legal surplus	(2,335)	(1,985)
Balance at end of period	147,919	83,739
Treasury stock:
Balance at beginning of period	(80,642)	(81,275)
Stock repurchased	(10,393)	-
Lapsed restricted stock units	292	351
Stock used to match defined contribution plan	-	77
Balance at end of period	(90,743)	(80,847)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	3,191	55,880
Other comprehensive income (loss), net of tax	4,831	(8,829)
Balance at end of period	8,022	47,051
Total stockholders’ equity	$896,491	$870,242

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$23,747	$21,192
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	601	256
Amortization of fair value discounts on acquired loans	3,634	2,579
Amortization of investment securities premiums, net of accretion of discounts	412	6,200
Amortization of core deposit and customer relationship intangibles	542	644
Amortization of fair value premiums on acquired deposits	1,897	5,267
FDIC shared-loss expense, net	18,487	12,871
Amortization of prepaid FDIC assessment	-	860
Other impairments on securities	-	7
Depreciation and amortization of premises and equipment	2,399	3,092
Deferred income taxes, net	(826)	5,265
Provision for covered and non-covered loan and lease losses, net	11,691	8,588
Stock-based compensation	439	437
(Gain) loss on:
Sale of securities	(4,366)	-
Sale of mortgage loans held-for-sale	(1,242)	(1,631)
Derivatives	478	788
Early extinguishment of debt	-	(1,061)
Foreclosed real estate	1,500	1,793
Sale of other repossessed assets	1,973	84
Sale of premises and equipment	(2)	-
Originations of loans held-for-sale	(50,843)	(68,493)
Proceeds from sale of loans held-for-sale	24,653	29,347
Net (increase) decrease in:
Trading securities	(41)	(1,292)
Accrued interest receivable	(235)	(2,677)
Servicing assets	(169)	(748)
Other assets	4,935	1,446
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,382)	(391)
Accrued expenses and other liabilities	2,362	(2,518)
Net cash provided by operating activities	40,644	21,905
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(127,373)	(1,383)
FHLB stock	(48,600)	(3,150)
Maturities and redemptions of:
Investment securities available-for-sale	153,340	163,940
FHLB stock	48,620	8,103
Proceeds from sales of:
Investment securities available-for-sale	139,152	29,062
Foreclosed real estate and other repossessed assets	13,392	6,036
Premises and equipment	10	155
Origination and purchase of loans, excluding loans held-for-sale	(161,182)	(206,229)
Principal repayment of loans, including covered loans	141,118	161,912
Reimbursements from the FDIC on shared-loss agreements	8,236	6,650
Additions to premises and equipment	(2,532)	(1,711)
Net change in securities purchased under agreements to resell	60,000	20,000
Net change in restricted cash	67,029	5,060
Net cash provided by investing activities	291,210	188,445

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS – (Continued)

FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(79,572)	(133,055)
Short term borrowings	-	(31,382)
Securities sold under agreements to repurchase	(255,000)	(203,636)
FHLB advances, federal funds purchased, and other borrowings	23,311	(91,185)
Subordinated capital notes	394	(46,541)
Exercise of stock options and restricted units lapsed, net	76	-
Purchase of treasury stock	(10,393)	-
Termination of derivative instruments	(181)	(9)
Dividends paid on preferred stock	(3,465)	(3,465)
Dividends paid on common stock	(3,657)	(2,737)
Other financing activities	-	(39)
Net cash used in financing activities	(328,487)	(512,049)
Net change in cash and cash equivalents	3,367	(301,699)
Cash and cash equivalents at beginning of period	621,269	868,695
Cash and cash equivalents at end of period	$624,636	$566,996
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$22,620	$21,243
Mortgage loans securitized into mortgage-backed securities	$23,228	$27,679
Transfer from loans to foreclosed real estate and other repossessed assets	$25,106	$15,459
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$1,747	$-
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$33,125	$-

See notes to unaudited consolidated financial statements.

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

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities in the FDIC-assisted acquisition of Eurobank. On December 18, 2012, the Company purchased Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), referred to as the “BBVAPR Acquisition.”

Recent Accounting Developments

Reclassification of Defaulted Consumer Mortgage Loans upon Foreclosure - In January 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of the mortgage loan to other real estate owned (OREO). Under the ASU, repossession or foreclosure is deemed to have occurred when (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the mortgage loan through completion of a deed in lieu of foreclosure or a similar legal agreement. The ASU will become effective for annual and interim periods beginning after December 15, 2014. The ASU can be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which the ASU is adopted. The adoption of this guidance will not have a material effect on our consolidated financial statements, since the Company already follows the same basis approach.

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements, since the Company already followed the same basis approach.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the restricted cash:

	March 31,	December 31,
	2014	2013
	(In thousands)
Deposits pledged as collateral to other financial institutions to secure:
Securities sold under agreements to repurchase	$-	$67,029
Derivatives	2,980	2,980
Obligations under agreement of loans sold with recourse	12,190	12,190
	$15,170	$82,199

The Company delivers cash as collateral to meet margin calls for some long term securities sold under agreements to repurchase. An alternative to cash delivery is entering into securities purchased under agreements to resell and use the securities collateral received as collateral to be delivered. At December 31, 2013, the possibility of entering into securities purchased under agreements to resell to receive securities collateral and then deliver it to counterparties securities sold under agreements to repurchase was very limited for market reasons. Therefore, at December 31, 2013, the Company had $67.0 million in cash collateral delivered. At March 31, 2014, the Company did not have cash collateral delivered.

As part of the BBVAPR Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At March 31, 2014 and December 31, 2013, the Company delivered cash amounting to $12.2 million.

NOTE 3 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND INVESTMENTS

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2014 and December 31, 2013, money market instruments included as part of cash and cash equivalents amounted to $7.7 million and $7.0 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2013, securities purchased under agreements to resell amounted to $60.0 million. At March 31, 2014, there were no securities purchased under agreements to resell.

The amounts advanced under those agreements are reflected as assets in the consolidated statements of financial condition. It is the Company’s policy to take possession of securities purchased under agreements to resell. Agreements with third parties specify the Company’s right to request additional collateral based on its monitoring of the fair value of the underlying securities on a daily basis. The fair value of the collateral securities held by the Company on these transactions as of December 31, 2013 was approximately $64.6 million.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,093,717	$31,769	$4,690	$1,120,796	3.03%
GNMA certificates	6,146	426	23	6,549	4.93%
CMOs issued by US Government-sponsored agencies	211,308	351	4,139	207,520	1.78%
Total mortgage-backed securities	1,311,171	32,546	8,852	1,334,865	2.84%
Investment securities
US Treasury securities	70,000	-	-	70,000	0.03%
Obligations of US Government-sponsored agencies	9,539	-	42	9,497	1.23%
Obligations of Puerto Rico Government and political subdivisions	22,367	-	5,298	17,069	5.32%
Other debt securities	24,029	225	-	24,254	3.46%
Total investment securities	125,935	225	5,340	120,820	1.72%
Total securities available for sale	$1,437,106	$32,771	$14,192	$1,455,685	2.74%

	December 31, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,190,910	$33,089	$6,669	$1,217,330	2.93%
GNMA certificates	7,406	433	24	7,815	4.92%
CMOs issued by US Government-sponsored agencies	220,801	407	6,814	214,394	1.78%
Total mortgage-backed securities	1,419,117	33,929	13,507	1,439,539	2.76%
Investment securities
Obligations of US Government-sponsored agencies	10,691	-	42	10,649	1.21%
Obligations of Puerto Rico Government and political subdivisions	121,035	-	6,845	114,190	4.38%
Other debt securities	24,200	167	320	24,047	3.46%
Total investment securities	155,926	167	7,207	148,886	2.99%
Total securities available-for-sale	$1,575,043	$34,096	$20,714	$1,588,425	2.89%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at March 31, 2014, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2014
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$26,294	$26,625
Total due after 5 to 10 years	26,294	26,625
Due after 10 years
FNMA and FHLMC certificates	1,067,423	1,094,171
GNMA certificates	6,146	6,549
CMOs issued by US Government-sponsored agencies	211,308	207,520
Total due after 10 years	1,284,877	1,308,240
Total mortgage-backed securities	1,311,171	1,334,865
Investment securities
Due in less than one year
US Treasury securities	70,000	70,000
Other debt securities	20,000	20,053
Total due in less than one year	90,000	90,053
Due from 1 to 5 years
Obligations of Puerto Rico Government and political subdivisions	11,903	9,827
Total due from 1 to 5 years	11,903	9,827
Due after 5 to 10 years
Obligations of US Government and sponsored agencies	9,539	9,497
Total due after 5 to 10 years	9,539	9,497
Due after 10 years
Obligations of Puerto Rico Government and political subdivisions	10,464	7,242
Other debt securities	4,029	4,201
Total due after 10 years	14,493	11,443
Total investment securities	125,935	120,820
Total securities available-for-sale	$1,437,106	$1,455,685

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013 obligations of Puerto Rico Government and political subdivisions included a $98.7 million principal amount, LIBOR floating rate bond with maturity date of July 1, 2024, that was subject to mandatory tender for purchase by the end of the third year anniversary of the closing date, which was June 1, 2014. The bond was also subject to optional demand tender for purchase upon the occurrence and continuance of certain events, including (among others) the withdrawal, suspension or reduction below investment grade of the credit rating on any general obligation of the Commonwealth by any of the three major rating agencies. This bond was repaid by the issuer on March 1, 2014.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the quarter ended March 31, 2014, the Company sold $24.0 million of available-for-sale GNMA certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period. In addition, during the quarter ended March 31, 2014, there were certain sales of available-for-sale securities because the Company believed that gains could be realized and that there were good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Company to continue protecting its net interest margin.

For the quarter ended March 31, 2014 the Company recorded a net gain on sale of securities of $4.4 million. The tables below present the gross realized gains by category for such period. There was no realized gain or loss for the quarter ended March 31, 2013.

	Quarter Ended March 31, 2014
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,159	$110,792	$4,366	$-
GNMA certificates	23,993	23,993	-	-
Total	$139,152	$134,785	$4,366	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2014 and December 31, 2013:

	March 31, 2014
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$1,897	$163	$1,734
Obligations of Puerto Rico Government and political subdivisions	22,367	5,298	17,069
GNMA certificates	80	10	70
	$24,344	$5,471	$18,873

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$177,882	$3,976	$173,906
FNMA and FHLMC certificates	214,926	4,690	210,236
Obligations of US government and sponsored agencies	9,539	42	9,497
GNMA certificates	121	13	108
	$402,468	$8,721	$393,747

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$179,779	$4,139	$175,640
FNMA and FHLMC certificates	214,926	4,690	210,236
Obligations of Puerto Rico Government and political subdivisions	22,367	5,298	17,069
Obligations of US government and sponsored agencies	9,539	42	9,497
GNMA certificates	201	23	178
	$426,812	$14,192	$412,620

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$20,845	$5,470	$15,375
CMOs issued by US Government-sponsored agencies	2,559	237	2,322
GNMA certificates	81	11	70
	$23,485	$5,718	$17,767

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$100,190	$1,375	$98,815
CMOs issued by US Government-sponsored agencies	182,661	6,577	176,084
GNMA certificates	122	13	109
FNMA and FHLMC certificates	220,913	6,669	214,244
Obligations of US Government and sponsored agencies	10,691	42	10,649
Other debt securities	20,000	320	19,680
	$534,577	$14,996	$519,581

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and political subdivisions	$121,035	$6,845	$114,190
CMOs issued by US Government-sponsored agencies	185,220	6,814	178,406
GNMA certificates	203	24	179
FNMA and FHLMC certificates	220,913	6,669	214,244
Obligations of US Government and sponsored agencies	10,691	42	10,649
Other debt securities	20,000	320	19,680
	$558,062	$20,714	$537,348

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

Most of the investments in an unrealized loss position at March 31, 2014 ($404.4 million or 95%) consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments in an unrealized loss position at March 31, 2014 ($22.4 million or 5%) consist of obligations issued or collateralized by the government of Puerto Rico and its political subdivisions or instrumentalities. The recent decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population. As of March 31, 2014, the Company analyzed these investments under a plausible set of scenarios that included the possibility of a further downgrade in the credit ratings of the Commonwealth, and also considered numerous factors that, in the Company’s view, support the ability of the Commonwealth to continue servicing its debt obligations. Such factors include (i) the collateralization and sources of repayment for such debt obligations; (ii) the government’s efforts to increase revenues and reduce expenses to tackle its recurrent budget deficits; (iii) the Commonwealth’s constitutional framework that provides that “public debt” (e.g., general obligation bonds such as the $98.7 million principal amount Puerto Rico government bond owned by the Company, and repaid by the issuer on March 1, 2014) constitutes a first claim on available Commonwealth resources; and (iv) the Commonwealth’s compliance and commitment to its contractual debt obligations. In addition, the Company believes it is probable that it will collect all amounts due according to the contractual terms of its Puerto Rico government bonds. Based on these factors, the Company expects that such bonds will be repaid in full when due, and given that the Company does not have the intent to sell any such bonds in an unrealized loss position, the Company does not consider them to be other-than-temporarily impaired as of March 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

The Company’s loan portfolio is composed of covered loans and non-covered loans. The Company presents loans subject to the loss sharing agreements as “covered loans” in the tables below, and loans that are not subject to FDIC loss sharing agreements as “non-covered loans.” The risks of the FDIC-assisted Eurobank acquisition acquired loans are different from those loans not covered under the FDIC loss sharing agreements because of the loss protection provided by the FDIC. Also, loans acquired in the BBVAPR Acquisition are included as non-covered loans in the unaudited consolidated statements of financial condition. Non-covered loans are further segregated between originated and other loans, acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium), and acquired loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy).

The composition of the Company’s loan portfolio at March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$782,150	$766,265
Commercial	1,170,145	1,127,657
Consumer	142,492	127,744
Auto and leasing	447,940	379,874
	2,542,727	2,401,540
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	71,577	77,681
Consumer	52,049	56,174
Auto	268,865	301,584
	392,491	435,439
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	703,454	717,904
Commercial	532,695	545,117
Construction	122,693	126,427
Consumer	53,310	63,620
Auto	341,889	379,145
	1,754,041	1,832,213
	4,689,259	4,669,192
Deferred loan cost , net	2,318	1,035
Loans receivable	4,691,577	4,670,227
Allowance for loan and lease losses on non-covered loans	(56,183)	(54,298)
Loans receivable, net	4,635,394	4,615,929
Mortgage loans held-for-sale	19,355	46,529
Total loans not covered under shared-loss agreements with FDIC, net	4,654,749	4,662,458
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	124,239	121,748
Construction and development secured by 1-4 family residential properties	18,254	17,304
Commercial and other construction	253,804	264,249
Consumer	5,769	6,119
Leasing	197	270
Total loans covered under shared-loss agreements with FDIC	402,263	409,690
Allowance for loan and lease losses on covered loans	(54,398)	(52,729)
Total loans covered under shared-loss agreements with FDIC, net	347,865	356,961
Total loans, net	$5,002,614	$5,019,419

During the quarter ended March 31, 2014, the Company reclassified $23.5 million in mortgage loans held-for-sale to held-for-investment.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of March 31, 2014 and December 31, 2013 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$5,330	$2,620	$2,877	$10,827	$61,269	$72,096	$91
Years 2003 and 2004	5,494	2,445	2,342	10,281	53,234	63,515	-
Year 2005	6,620	2,288	6,289	15,197	72,621	87,818	-
Year 2006	10,151	4,376	4,474	19,001	97,903	116,904	-
Years 2007, 2008 and 2009	3,807	2,025	4,850	10,682	87,158	97,840	-
Years 2010, 2011, 2012, 2013 and 2014	3,890	1,122	4,939	9,951	172,216	182,167	167
	35,292	14,876	25,771	75,939	544,401	620,340	258
Non-traditional	1,744	470	2,425	4,639	35,151	39,790	-
Loss mitigation program	8,149	6,485	12,559	27,193	58,812	86,005	2,254
	45,185	21,831	40,755	107,771	638,364	746,135	2,512
Home equity secured personal loans	-	-	138	138	595	733	-
GNMA's buy-back option program	-	-	35,282	35,282	-	35,282	-
	45,185	21,831	76,175	143,191	638,959	782,150	2,512
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	62,935	62,935	-
Institutional	-	-	-	-	9,833	9,833	-
Middle market	-	-	1,531	1,531	168,222	169,753	-
Retail	1,241	277	4,780	6,298	150,396	156,694	-
Floor plan	-	-	-	-	1,699	1,699	-
Real estate	-	-	-	-	11,837	11,837	-
	1,241	277	6,311	7,829	404,922	412,751	-
Other commercial and industrial:
Corporate	-	-	-	-	28,475	28,475	-
Institutional	-	-	-	-	553,249	553,249	-
Middle market	-	-	513	513	82,420	82,933	-
Retail	609	292	1,622	2,523	64,532	67,055	-
Floor plan	-	-	-	-	25,682	25,682	-
	609	292	2,135	3,036	754,358	757,394	-
	1,850	569	8,446	10,865	1,159,280	1,170,145	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	263	171	354	788	14,702	15,490	-
Overdrafts	28	11	4	43	288	331	-
Personal lines of credit	60	99	57	216	1,718	1,934	-
Personal loans	1,418	524	248	2,190	105,847	108,037	-
Cash collateral personal loans	375	46	16	437	16,263	16,700	-
	2,144	851	679	3,674	138,818	142,492	-
Auto and leasing	33,788	8,559	5,872	48,219	399,721	447,940	-
Total	$82,967	$31,810	$91,172	$205,949	$2,336,778	$2,542,727	$2,512

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$6,697	$1,635	$3,408	$11,740	$64,772	$76,512	$79
Years 2003 and 2004	4,722	2,163	1,845	8,730	56,387	65,117	-
Year 2005	8,527	2,119	4,808	15,454	74,087	89,541	-
Year 2006	12,055	4,312	4,418	20,785	99,537	120,322	-
Years 2007, 2008 and 2009	3,464	1,104	4,663	9,231	91,919	101,150	152
Years 2010, 2011, 2012 and 2013	3,923	1,609	4,453	9,985	139,561	149,546	459
	39,388	12,942	23,595	75,925	526,263	602,188	690
Non-traditional	3,217	1,162	2,311	6,690	35,412	42,102	-
Loss mitigation program	9,759	5,560	13,191	28,510	57,808	86,318	2,185
	52,364	19,664	39,097	111,125	619,483	730,608	2,875
Home equity secured personal loans	-	-	138	138	598	736	-
GNMA's buy-back option program	-	-	34,921	34,921	-	34,921	-
	52,364	19,664	74,156	146,184	620,081	766,265	2,875
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	54,796	54,796	-
Institutional	-	-	-	-	4,050	4,050	-
Middle market	1,356	-	10,294	11,650	149,933	161,583	-
Retail	4,253	1,015	3,190	8,458	158,184	166,642	-
Floor plan	-	-	-	-	1,835	1,835	-
Real estate	-	-	-	-	11,655	11,655	-
	5,609	1,015	13,484	20,108	380,453	400,561	-
Other commercial and industrial:
Corporate	236	-	-	236	32,362	32,598	-
Institutional	-	-	-	-	536,445	536,445	-
Middle market	-	299	1,134	1,433	57,464	58,897	-
Retail	1,830	552	539	2,921	58,589	61,510	-
Floor plan	39	-	-	39	37,607	37,646	-
	2,105	851	1,673	4,629	722,467	727,096	-
	7,714	1,866	15,157	24,737	1,102,920	1,127,657	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	287	168	232	687	14,554	15,241	-
Overdrafts	46	4	-	50	322	372	-
Personal lines of credit	33	38	66	137	1,844	1,981	-
Personal loans	1,324	399	352	2,075	92,485	94,560	-
Cash collateral personal loans	324	43	-	367	15,223	15,590	-
	2,014	652	650	3,316	124,428	127,744	-
Auto and leasing	25,531	9,437	5,089	40,057	339,817	379,874	-
Total	$87,623	$31,619	$95,052	$214,294	$2,187,246	$2,401,540	$2,875

At March 31, 2014, the increase in delinquencies in the consumer and the auto and leasing portfolios compared to December 31, 2013 is mainly attributed to the fact that non-performing loans of acquired non-covered loan portfolio were accounted for under ASC 310-30. At March 31, 2014 such portfolios are increasing as new originations are ramping up the balances outstanding. More than a year from the acquisition, those portfolios are beginning to reflect normal delinquency levels as seasoned portfolios.

At March 31, 2014, the Company had $539.9 million in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. This entire amount was current at March 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium as part of the non-covered portfolio are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accrual policy and any accretion of discount or amortization of premium is discontinued. Loans acquired in the non-covered portfolio that were accounted for under the provisions of ASC 310-20 are removed from the acquired loan category at the end of the reporting period upon refinancing, renewal or normal re-underwriting.

The following table presents the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of March 31, 2014 and December 31, 2013, by class of loans:

	March 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Corporate	$-	$-	$-	$-	$11,079	$11,079	$-
Retail	47	-	603	650	3,651	4,301	-
Floor plan	-	-	101	101	2,651	2,752	-
	47	-	704	751	17,381	18,132	-
Other commercial and industrial
Corporate	14	-	82	96	2,851	2,947	-
Institutional	-	-	-	-	221	221	-
Retail	645	128	716	1,489	15,727	17,216	-
Floor plan	84	-	126	210	32,851	33,061	-
	743	128	924	1,795	51,650	53,445	-
	790	128	1,628	2,546	69,031	71,577	-
Consumer
Credit cards	1,413	781	2,078	4,272	44,109	48,381	-
Personal loans	105	83	57	245	3,423	3,668	-
	1,518	864	2,135	4,517	47,532	52,049	-
Auto	13,161	3,522	1,342	18,025	250,840	268,865	-
Total	$15,469	$4,514	$5,105	$25,088	$367,403	$392,491	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Corporate	$-	$-	$-	$-	$10,166	$10,166	$-
Retail	431	331	868	1,630	4,140	5,770	-
Floor plan	-	-	101	101	2,576	2,677	-
	431	331	969	1,731	16,882	18,613	-
Other commercial and industrial
Corporate	14	83	-	97	9,696	9,793	-
Retail	1,717	1,418	659	3,794	23,544	27,338	-
Floor plan	35	193	18	246	21,691	21,937	-
	1,766	1,694	677	4,137	54,931	59,068	-
	2,197	2,025	1,646	5,868	71,813	77,681	-
Consumer
Credit cards	2,217	1,200	2,068	5,485	46,714	52,199	-
Personal loans	196	7	91	294	3,681	3,975	-
	2,413	1,207	2,159	5,779	50,395	56,174	-
Auto	12,534	3,616	1,608	17,758	283,826	301,584	-
Total	$17,144	$6,848	$5,413	$29,405	$406,034	$435,439	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Loans acquired as part of the non-covered portfolio, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$ 2,799,336	$ 2,929,353
Less: Non-accretable discount	563,294	579,587
Cash expected to be collected	2,236,042	2,349,766
Less: Accretable yield	482,001	517,553
Carrying amount	$ 1,754,041	$ 1,832,213

At March 31, 2014 and December 31, 2013, the Company had $196.1 million and $180.5 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30.

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarters ended March 31, 2014 and 2013, excluding covered loans:

	Quarter Ended March 31,
	2014	2013

Accretable Yield Activity
Balance at beginning of period	$517,553	$655,833
Accretion	(40,269)	(47,668)
Transfer from non-accretable discount	4,717	-
Balance at end of period	$482,001	$608,165

	Quarter Ended March 31,
	2014	2013

Non-Accretable Discount Activity
Balance at beginning of period	$579,587	$714,462
Principal losses	(11,576)	(8,746)
Transfer to accretable yield	(4,717)	-
Balance at end of period	$563,294	$705,716

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at March 31, 2014 and December 31, 2013 is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$657,353	$702,126
Less: Non-accretable discount	107,323	129,477
Cash expected to be collected	550,030	572,649
Less: Accretable yield	147,767	162,959
Carrying amount, gross	402,263	409,690
Less: Allowance for covered loan and lease losses	54,398	52,729
Carrying amount, net	$347,865	$356,961

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Accretable yield activity
Balance at beginning of period	$162,959	$188,008
Accretion	(23,388)	(20,229)
Transfer from non-accretable discount	8,196	6,328
Balance at end of period	$147,767	$174,107

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Non-accretable discount activity
Balance at beginning of period	$129,477	$237,555
Principal losses	(13,958)	(16,991)
Transfer to accretable yield	(8,196)	(6,328)
Balance at end of period	$107,323	$214,236

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,884	$3,428
Years 2003 and 2004	2,359	1,845
Year 2005	6,667	4,922
Year 2006	4,555	4,418
Years 2007, 2008 and 2009	4,943	4,511
Years 2010, 2011, 2012, 2013 and 2014	8,342	7,818
	29,750	26,942
Non-traditional	2,425	2,311
Loss mitigation program	16,903	18,792
	49,078	48,045
Home equity secured personal loans	138	138
	49,216	48,183
Commercial
Commercial secured by real estate
Middle market	11,596	11,895
Retail	8,760	7,208
	20,356	19,103
Other commercial and industrial
Middle market	513	1,134
Retail	2,923	2,485
Floor plan	-	108
	3,436	3,727
	23,792	22,830
Consumer
Credit cards	354	232
Overdrafts	4	-
Personal lines of credit	161	84
Personal loans	547	485
Cash collateral personal loans	18	4
	1,084	805
Auto and leasing	6,047	5,089
	$80,139	$76,907

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2014	2013
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$688	$956
Floor plan	101	101
	789	1,057
Other commercial and industrial
Corporate	96	97
Retail	851	1,371
Floor plan	126	18
	1,073	1,486
	1,862	2,543
Consumer
Credit cards	2,076	2,068
Personal loans	58	151
	2,134	2,219
Auto	1,515	1,608
	5,511	6,370
Total non-accrual loans	$85,650	$83,277

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

At March 31, 2014 and December 31, 2013, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $70.8 million and $66.5 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at March 31, 2014 and December 31, 2013 was as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$19,511	$19,937
Commercial	13,994	14,897
Consumer	7,135	6,006
Auto and leasing	8,731	7,866
Unallocated	136	375
	49,507	49,081
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	867	926
Consumer	504	-
Auto	2,247	1,428
	3,618	2,354
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	2,653	1,713
Consumer	405	418
Auto	-	732
	3,058	2,863
	56,183	54,298
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	14,221	12,495
Commercial and other construction	39,562	39,619
Consumer	615	615
	54,398	52,729
Total allowance for loan and lease losses	$110,581	$107,027

Non-Covered Loans

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Company’s control. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. As a result, the period was changed to 24 months from the previously determined 12 months. This change in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended March 31, 2014
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(1,214)	(419)	(838)	(4,645)	-	(7,116)
Recoveries	148	98	147	1,524	-	1,917
Provision for non-covered originated and other loan and lease losses	640	(582)	1,820	3,986	(239)	5,625
Balance at end of period	$19,511	$13,994	$7,135	$8,731	$136	$49,507

	March 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,001	$1,704	$-	$-	$-	$9,705
Collectively evaluated for impairment	11,510	12,290	7,135	8,731	136	39,802
Total ending allowance balance	$19,511	$13,994	$7,135	$8,731	$136	$49,507
Loans:
Individually evaluated for impairment	$87,744	$27,767	$-	$-	$-	$115,511
Collectively evaluated for impairment	694,406	1,142,378	142,492	447,940	-	2,427,216
Total ending loan balance	$782,150	$1,170,145	$142,492	$447,940	$-	$2,542,727

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(2,588)	(557)	(246)	(91)	-	(3,482)
Recoveries	-	28	65	7	-	100
Provision for (recapture of) non-covered originated and other loan and lease losses	4,385	(229)	638	1,292	(291)	5,795
Balance at end of period	$22,889	$16,314	$1,313	$1,741	$77	$42,334

	December 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,708	$1,431	$-	$-	$-	$10,139
Collectively evaluated for impairment	11,229	13,466	6,006	7,866	375	38,942
Total ending allowance balance	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Loans:
Individually evaluated for impairment	$84,494	$28,145	$-	$-	$-	$112,639
Collectively evaluated for impairment	681,771	1,099,512	127,744	379,874	-	2,288,901
Total ending loans balance	$766,265	$1,127,657	$127,744	$379,874	$-	$2,401,540

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the quarter ended March 31, 2014:

	Quarter Ended March 31, 2014
	Commercial		Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$926	$ 1	$-	$1,428	$-	$2,354
Charge-offs	(174)		(2,058)	(1,296)	-	(3,528)
Recoveries	-		100	450	-	550
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-20	115		2,462	1,665	-	4,242
Balance at end of period	$867		$504	$2,247	$-	$3,618

	March 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	867	504	2,247	-	3,618
Total ending allowance balance	$867	$504	$2,247	$-	$3,618
Loans:
Collectively evaluated for impairment	71,577	52,049	268,865	-	392,491
Total ending loan balance	$71,577	$52,049	$268,865	$-	$392,491

	Quarter Ended March 31, 2013
	Commercial		Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$-	$ 1	$-	$-	$-	$-
Charge-offs	-		(1,456)	(1,715)	-	(3,171)
Recoveries	-		207	1,230	-	1,437
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-20	386		1,249	485	-	2,120
Balance at end of period	$386		$-	$-	$-	$386

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Commercial	Consumer	Auto	Unallocated	Total

Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	926	-	1,428	-	2,354
Total ending allowance balance	$926	$-	$1,428	$-	$2,354
Loans:
Collectively evaluated for impairment	77,681	56,174	301,584	-	435,439
Total ending loan balance	$77,681	$56,174	$301,584	$-	$435,439

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the quarter ended March 31, 2014:

	Quarter Ended March 31, 2014
	Mortgage		Commercial		Construction		Consumer	Auto	Total

Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$ 1	$1,713	$ 1	$-	$ 1	$418	$732	$2,863
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		940		-		(13)	(732)	195
Balance at end of period	$-		$2,653		$-		$405	$-	$3,058

Non-covered loans acquired accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses and, therefore, no allowance for credit losses was recorded during the quarter ended March 31, 2013.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $27.8 million and $28.1 million at March 31, 2014 and December 31, 2013, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to approximately $1.4 million at March 31, 2014 and December 31, 2013. The total investment in impaired mortgage loans was $87.7 million and $84.5 million at March 31, 2014 and December 31, 2013, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $8.0 million and $8.7 million at March 31, 2014 and December 31, 2013, respectively.

The Company’s recorded investment in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, and the related allowance for loan and lease losses at March 31, 2014 and December 31, 2013 are as follows:

Originated and Other Loans and Leases Held for Investment

	March 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$7,856	$6,686	$1,704	25%
Residential troubled-debt restructuring	92,870	87,744	8,002	9%
Impaired loans with no specific allowance:
Commercial	26,744	21,081	N/A	N/A
Total investment in impaired loans	$127,470	$115,511	$9,706	8%

	December 31, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,600	$5,553	$1,431	26%
Residential troubled-debt restructuring	89,539	84,494	8,708	10%
Impaired loans with no specific allowance
Commercial	27,914	22,592	N/A	N/A
Total investment in impaired loans	$124,053	$112,639	$10,139	9%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC-310-20 (Loans with revolving feature and/or acquired at a premium)

	March 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	208	208	N/A	N/A
Total investment in impaired loans	$208	$208	$-	0%

	December 31, 2013
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	208	208	N/A	N/A
Total investment in impaired loans	$208	$208	$-	0%

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$5,008	$4,510	$57	1%
Commercial	89,496	78,742	879	1%
Construction	46,256	40,397	1,773	4%
Consumer	61,584	53,307	349	1%
Total investment in impaired non-covered loan pools	$202,344	$176,956	$3,058	2%

	December 31, 2013

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$5,183	$4,718	$57	1%
Commercial	48,100	40,411	394	1%
Construction	21,526	17,818	1,319	7%
Consumer	73,043	63,606	361	1%
Auto	379,236	377,316	732	0%
Total investment in impaired non-covered loan pools	$527,088	$503,869	$2,863	1%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
	2014		2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$24	$6,259	$4	$15,472
Residential troubled-debt restructuring	645	87,052	443	78,748
Impaired loans with no specific allowance
Commercial	78	21,629	293	30,360
Total interest income from impaired loans	$747	$114,940	$740	$124,580

Modifications

The following table presents the troubled-debt restructurings during the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	34	$4,009	6.43%	347	$3,910	4.35%	375
Consumer	5	42	12.97%	67	44	12.95%	66

	Quarter Ended March 31, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	57	$7,518	6.28%	331	$8,040	4.35%	409

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month period ended March 31, 2014 and 2013:

	Twelve-Month Period Ended March 31,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	19	$2,592	32	$4,295
Commercial	-	$-	1	$18
Consumer	1	$11	-	$-

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2014
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$62,935	$62,935	$-	$-	$-	$-
Institutional	9,833	9,833	-	-	-	-
Middle market	169,753	141,537	16,619	-	-	11,597
Retail	156,694	139,971	1,929	1,892	-	12,902
Floor plan	1,699	1,699	-	-	-	-
Real estate	11,837	11,837	-	-	-	-
	412,751	367,812	18,548	1,892	-	24,499
Other commercial and industrial:
Corporate	28,475	28,475	-	-	-	-
Institutional	553,249	553,249	-	-	-	-
Middle market	82,933	77,566	3,336	771	-	1,260
Retail	67,055	63,366	119	1,562	-	2,008
Floor plan	25,682	25,372	202	108	-	-
	757,394	748,028	3,657	2,441	-	3,268
Total	1,170,145	1,115,840	22,205	4,333	-	27,767

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Corporate	11,079	11,079	-	-	-	-
Retail	4,301	3,490	245	566	-	-
Floor plan	2,752	2,651	-	101	-	-
	18,132	17,220	245	667	-	-
Other commercial and industrial:
Corporate	2,947	2,851	-	96	-	-
Institutional	221	221	-	-	-	-
Retail	17,216	16,460	100	656	-	-
Floor plan	33,061	32,998	63	-	-	-
	53,445	52,530	163	752	-	-
Total	71,577	69,750	408	1,419	-	-
Total	$1,241,722	$1,185,590	$22,613	$5,752	$-	$27,767

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At March 31, 2014 and December 31, 2013, we had approximately $766.7 million and $763.4 million, respectively, of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $718.8 million and $696.0, respectively, were outstanding as of such dates. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all their general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	March 31, 2014
	Delinquency
									Individually
	Balance								Measured for
	Outstanding	0-29 days	30-59 days	60-89 days		90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$72,096	$61,268	$5,230	$2,621		$382	$1,037	$1,459	$99
Years 2003 and 2004	63,515	53,170	5,494	2,445		484	1,246	612	64
Year 2005	87,818	72,414	6,448	2,288		1,233	3,576	1,324	535
Year 2006	116,904	97,822	10,151	4,376		1,169	2,410	850	126
Years 2007, 2008 and 2009	97,840	87,065	3,807	2,025		223	3,619	875	226
Years 2010, 2011, 2012 2013 and 2014	182,167	164,134	2,126	721		1,070	1,004	1,064	12,048
	620,340	535,873	33,256	14,476		4,561	12,892	6,184	13,098
Non-traditional	39,790	35,078	1,744	470		-	1,439	986	73
Loss mitigation program	86,005	8,366	1,001	171		219	779	896	74,573
	746,135	579,317	36,001	15,117		4,780	15,110	8,066	87,744
Home equity secured personal loans	733	595	-	-	-	-	126	12	-
GNMA's buy-back option program	35,282	-	-	-	-	5,529	16,742	13,011	-
	782,150	579,912	36,001	15,117		10,309	31,978	21,089	87,744
Consumer
Credit cards	15,490	14,701	263	171		136	219	-	-
Overdrafts	331	289	28	11		1	2	-	-
Unsecured personal lines of credit	1,934	1,718	60	99		15	35	7	-
Unsecured personal loans	108,037	105,369	1,397	512		195	42	12	510
Cash collateral personal loans	16,700	16,263	375	46		13	3	-	-
	142,492	138,340	2,123	839		360	301	19	510
Auto and Leasing	447,940	399,721	33,788	8,559		3,461	2,411	-	-
	1,372,582	1,117,973	71,912	24,515		14,130	34,690	21,108	88,254
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	48,381	44,111	1,413	781		743	1,333	-	-
Personal loans	3,668	3,423	105	83		4	53	-	-
	52,049	47,534	1,518	864		747	1,386	-	-
Auto	268,865	250,840	13,161	3,522		804	538	-	-
	320,914	298,374	14,679	4,386		1,551	1,924	-	-
Total	$1,693,496	$1,416,347	$86,591	$28,901		$15,681	$36,614	$21,108	$88,254

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Delinquency
									Individually
	Balance								Measured for
	Outstanding	0-29 days	30-59 days	60-89 days		90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$76,512	$64,743	$6,594	$1,634		$868	$1,082	$1,458	$133
Years 2003 and 2004	65,117	56,283	4,722	1,938		56	1,437	352	329
Year 2005	89,541	74,016	8,414	2,119		1,198	3,037	573	184
Year 2006	120,322	99,243	12,055	4,312		1,148	2,755	515	294
Years 2007, 2008 and 2009	101,150	91,920	3,464	1,104		1,264	2,844	554	-
Years 2010, 2011, 2012 and 2013	149,546	134,577	3,192	1,609		115	974	989	8,090
	602,188	520,782	38,441	12,716		4,649	12,129	4,441	9,030
Non-traditional	42,102	35,168	3,217	1,162		-	1,324	833	398
Loss mitigation program	86,318	7,762	1,376	149		624	312	1,029	75,066
	730,608	563,712	43,034	14,027		5,273	13,765	6,303	84,494
Home equity secured personal loans	736	598	-	-	-	-	126	12	-
GNMA's buy-back option program	34,921	-	-	-	-	7,670	14,425	12,826	-
	766,265	564,310	43,034	14,027		12,943	28,316	19,141	84,494
Consumer
Credit cards	15,241	14,555	287	168		118	113	-	-
Overdrafts	372	322	46	4		-	-	-	-
Unsecured personal lines of credit	1,981	1,844	33	38		25	34	7	-
Unsecured personal loans	94,560	92,102	1,272	399		300	39	13	435
Cash collateral personal loans	15,590	15,223	324	43		-	-	-	-
	127,744	124,046	1,962	652		443	186	20	435
Auto and Leasing	379,874	339,817	25,532	9,437		3,397	1,691	-	-
	1,273,883	1,028,173	70,528	24,116		16,783	30,193	19,161	84,929
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	52,199	46,713	2,217	1,200		828	1,241	-	-
Personal loans	3,975	3,681	196	7		60	31	-	-
	56,174	50,394	2,413	1,207		888	1,272	-	-
Auto	301,584	283,825	12,534	3,616		1,095	514	-	-
	357,758	334,219	14,947	4,823		1,983	1,786	-	-
Total	$1,631,641	$1,362,392	$85,475	$28,939		$18,766	$31,979	$19,161	$84,929

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

The changes in the allowance for loan and lease losses on covered loans for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of the period	$52,729	$54,124
Provision for covered loan and lease losses, net	1,629	672
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	40	(1,822)
Balance at end of the period	$54,398	$52,974

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

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$147,597	$111,410	$14,221	13%
Construction and development secured by 1-4 family residential properties	65,747	18,254	6,866	38%
Commercial and other construction	192,095	111,679	32,696	29%
Consumer	9,671	5,503	615	11%
Total investment in impaired covered loan pools	$415,110	$246,846	$54,398	22%

	December 31, 2013

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$52,142	$38,179	$12,495	33%
Construction and development secured by 1-4 family residential properties	66,037	17,304	6,866	40%
Commercial and other construction	209,566	111,946	32,753	29%
Consumer	10,512	5,857	615	11%
Total investment in impaired covered loan pools	$338,257	$173,286	$52,729	30%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents the activity in the FDIC loss share asset and true-up payment obligation for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
	2014	2013
	(In thousands)
FDIC share-loss indemnification asset:
Balance at beginning of period	$189,240	$302,295
Shared-loss agreements reimbursements from the FDIC	(8,236)	(6,650)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	40	(1,822)
FDIC shared-loss expense	(17,622)	(12,201)
Incurred expenses to be reimbursed under shared-loss agreements	2,772	1,502
Balance at end of period	$166,194	$283,124

True-up payment obligation:
Balance at beginning of period	$18,510	$15,496
FDIC shared-loss expense	865	670
Balance at end of period	$19,375	$16,166

The FDIC shared-loss expense increased as the Company continues to forecast better performance and cash flows from covered loans than previously expected resulting in a minor increase in the amortization of the FDIC shared-loss indemnification asset.

The FDIC shared-loss expense of $18.5 million for the quarter ended March 31, 2014 compared to $12.9 million for the same period in 2013, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. Forecasted losses show a decreasing trend during the quarter ended March 31, 2014 as compared to the projections in 2013.The reduction in claimable losses amortizes the shared-loss indemnification asset through the shorter of the life of the shared loss agreement or the loan holding period. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter ended March 31, 2014, the net amortization included $3.5 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction, commercial, and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends in the second quarter of 2015, although the recovery share period extends for an additional three-year period.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $19.4 million and $18.5 million, net of discount, as of March 31, 2014 and December 31, 2013, respectively. The estimated liability is included within other liabilities in the unaudited consolidated statements of financial condition.

NOTE 7 —  DERIVATIVE ACTIVITIES

During the quarter ended March 31, 2014, losses of $478 thousand were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations, which were mainly related to the options tied to the Standard & Poor’s 500 stock market index. During the quarter ended March 31, 2013, losses of $788 thousand were recognized and were mainly related to the options tied to the Standard & Poor’s 500 stock market index

The following table details “Derivative Assets” and “Derivative Liabilities” as reflected in the unaudited consolidated statements of financial condition at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$12,555	$16,430
Interest rate swaps designated as cash flow hedges	166	850
Interest rate swaps not designated as hedges	2,755	2,861
Interest rate caps	374	319
Other	11	42
	$15,861	$20,502
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	10,695	11,757
Interest rate swaps not designated as hedges	2,755	2,861
Interest rate caps	374	319
Other	6	-
	$13,830	$14,937

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at March 31, 2014:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	40,277	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$265,277

An unrealized loss of $10.5 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2014, and the related asset and liability are being reflected in the accompanying unaudited consolidated statements of financial condition.

At March 31, 2014 and December 31, 2013, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.8 million and $2.9 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At March 31, 2014 and December 31, 2013, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.8 million and $2.9 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

 The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2014:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,094	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,594

Interest Rate Swaps - Mirror Image Derivatives	$4,094	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,594

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2014 and December 31, 2013, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $12.6 million (notional amount of $23.8 million) and $16.4 million (notional amount of $28.0 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $12.1 million (notional amount of $22.9 million) and $15.7 million (notional amount of $26.9 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting; therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $110.0 million at both March 31, 2014 and December 31, 2013. At March 31, 2014 and December 31, 2013, the interest rate caps sold to clients represented a liability of $374 thousand and $319 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At March 31, 2014 and December 31, 2013, the interest rate caps purchased as mirror-images represented an asset of $374 thousand and $319 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2014 and December 31, 2013 consists of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Non-covered loans	$14,440	$13,378
Investments	4,529	5,356
	$18,969	$18,734

Other assets at March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Prepaid expenses	$15,531	$15,439
Core deposit and customer relationship intangibles	11,370	11,912
Other repossessed assets	13,964	12,583
Mortgage tax credits	8,706	8,706
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	43,689	48,717
	$94,343	$98,440

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid expenses amounting to $15.5 million and $15.4 million at March 31, 2014 and December 31, 2013, respectively, include prepaid municipal, property and income taxes aggregating to $9.0 million and $9.6 million, respectively.

As part of the FDIC-assisted acquisition of Eurobank and BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2014 and December 31, 2013, this core deposit intangible amounted to $7.5 million and $7.8 million, respectively. In addition, as part of the BBVAPR Acquisition on December 18, 2012, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired in the broker-dealer and insurance subsidiaries as of December 31, 2012. At March 31, 2014 and December 31, 2013, this customer relationship intangible amounted to $3.9 million and $4.1million, respectively.

Other repossessed assets totaled $14.0 million and $12.6 million at March 31, 2013 and December 31, 2013, respectively, include repossessed automobiles amounting to $13.7 million and $12.3 million, respectively.

At March 31, 2014 and December 31, 2013, tax credits for the Company amounted $8.7 million. These tax credits do not have an expiration date.

NOTE 9 —  DEPOSITS AND RELATED INTEREST

Total deposits as of March 31, 2014 and December 31, 2013 consist of the following:

	March 31,	December 31,
	2014	2013
	(In thousands)
Non-interest bearing demand deposits	$755,909	$550,302
Interest-bearing savings and demand deposits	2,604,664	2,683,996
Individual retirement accounts	338,719	347,262
Retail certificates of deposit	556,928	598,367
Institutional certificates of deposit	331,859	375,224
Total core deposits	4,588,079	4,555,151
Brokered deposits	712,913	828,114
Total deposits	$5,300,992	$5,383,265

Brokered deposits include $617.7 million in certificates of deposits and $95.2 million in money market accounts at March 31, 2014, and $729.8 million in certificates of deposits and $98.3 million in money market accounts at December 31, 2013.

The weighted average interest rate of the Company’s deposits was 0.68% at March 31, 2014 and 0.73% at December 31, 2013, inclusive of non-interest bearing deposits of $755.9 million and $550.3 million, respectively. Interest expense for the quarters ended March 31, 2014 and 2013 was as follows:

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Demand and savings deposits	$5,028	$5,962
Certificates of deposit	3,950	3,973
	$8,978	$9,935

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2014 and December 31, 2013, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $97.9 million and $93.1 million, respectively, with a weighted average rate of 0.77% in both years, and were collateralized with investment securities with a fair value of $77.2 million and $67.5 million, respectively.

At March 31, 2014 and December 31, 2013, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $769.1 million and $845.8 million, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $6.8 million and $26.7 million, respectively, at a weighted average rate of 0.49% at March 31, 2014 and 0.32% at December 31, 2013.

At December 31, 2013, public fund deposits from various Puerto Rico government agencies were collateralized with investment securities with a fair value of $97.8 million, and with commercial loans amounting to $547.3 million at March 31, 2014 and $549.0 million at December 31, 2013.

Excluding equity indexed options in the amount of $11.1 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interests of $1.7 million and unamortized deposit discount in the amount of $3.3 million, the scheduled maturities of certificates of deposit at March 31, 2014 are as follows:

March 31, 2014
(In thousands)
Within one year:
Three (3) months or less	$303,340
Over 3 months through 1 year	780,260
1,083,600
Over 1 through 2 years	351,142
Over 2 through 3 years	257,750
Over 3 through 4 years	84,607
Over 4 through 5 years	52,029
$1,829,128

The aggregate amount of overdraft in demand deposit accounts that were reclassified to loans amounted to $734 thousand and $1.8 million as of March 31, 2014 and December 31, 2013, respectively.

NOTE 10 —  BORROWINGS

Securities Sold under Agreements to Repurchase

At March 31, 2014, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2014 and December 31, 2013, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.2 million and $2.6 million, respectively, were as follows:

	March 31,		December 31,
	2014		2013
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	255,000	273,834	255,000	273,250
Credit Suisse Securities (USA) LLC	755,000	860,088	755,000	864,232
Deutsche Bank	-	-	255,000	272,053
Total	$1,010,000	$1,133,922	$1,265,000	$1,409,535

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.2 million, at March 31, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$85,000	0.675%	12/3/2012	12/3/2014
	85,000

2015	255,000	0.840%	12/10/2012	6/13/2015

	255,000

2016	170,000	1.500%	12/6/2012	12/8/2016

	170,000

2017	500,000	4.78%	3/2/2007	3/2/2017
	$1,010,000	2.89%

The Company’s repurchase agreement in the amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in December 2013 to (i) eliminate the optional early termination clause that allowed the counterparty to terminate it before maturity, (ii) increase the interest rate paid by the Company from 4.67% to 4.78%; and (iii) substitute the counterparty.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the liability associated with the repurchase transactions (excluding accrued interest), their maturities and weighted average interest rates. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at March 31, 2014 and December 31, 2013. The information excludes repurchase agreements transactions which were collateralized with securities or cash or which have been obtained under agreements to resell:

	March 31, 2014
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Over 90 days	1,010,000	2.89%	1,061,519	2,403	-	70,000	1,133,922

Total	$1,010,000	2.89%	$1,061,519	$2,403	$-	$70,000	$1,133,922

	December 31, 2013
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Within 30 days	$255,000	0.50%	$216,201	$-	$48,923	$6,929	$272,053
Over 90 days	1,010,000	2.89%	1,018,632	3,000	45,100	3,720	1,070,452

Total	$1,265,000	2.41%	$1,234,833	$3,000	$94,023	$10,649	$1,342,505

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2014 and December 31, 2013, these advances were secured by mortgage and commercial loans amounting to $1.2 billion and $1.3 billion, respectively. Also, at March 31, 2014 and December 31, 2013 the Company had an additional borrowing capacity with the FHLB-NY of $614.1 million and $674.2 million, respectively. At March 31, 2014 and December 31, 2013, the weighted average remaining maturity of FHLB’s advances was 10.7 months and 11.3 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $327 thousand, at March 31, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$25,000	0.37%	3/4/2014	4/4/2014
	50,000	0.39%	3/10/2014	4/10/2014
	100,000	0.38%	3/17/2014	4/16/2014
	25,000	0.36%	3/24/2014	4/24/2014
	25,000	0.36%	3/31/2014	4/30/2014
	40,277	0.37%	3/3/2014	4/1/2014
	265,277

2017	4,673	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,413	2.59%	7/19/2013	7/20/2020
	$335,363	0.75%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $100.4 million at March 31, 2014 and $100.0 million at December 31, 2013.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - March 31, 2014	$48,575
2014	6,700
2015	6,700
2016	5,025
$67,000

Federal Funds Purchased

Federal funds purchased, presented in the unaudited consolidated statement of financial condition amounted to $23.7 million as of March 31, 2014. The weighted average interest rate during such period was 0.24%.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other borrowings

Other borrowings, presented in the unaudited consolidated statement of financial condition amounted to $3.7 million at March 31, 2014 and December 31, 2013, which mainly consists of unsecured fixed-rate borrowings and term notes tied to the appreciation of the S&P index. For both periods, the unsecured fixed rate borrowings amounted to $1.7 million at a fixed rate of 3.0%. The term notes tied to the S&P index amounted to $1.0 million at March 31, 2014 and at December 31, 2013 with an index appreciation of $995 thousand and $957 thousand, respectively.

NOTE 11 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at March 31, 2014 and December 31, 2013:

March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$15,861	$-	$15,861	$6,814	$-	$9,047
Total	$15,861	$-	$15,861	$6,814	$-	$9,047

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
			(In thousands)
Derivatives	$20,502	$-	$20,502	$2,450	$6,780	$11,272
Securities purchased under agreements to resell	60,000	-	60,000	64,587	-	(4,587)
Total	$80,502	$-	$80,502	$67,037	$6,780	$6,685

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$25,950	$-	$25,950	$-	$2,980	$22,970
Securities sold under agreements to repurchase	1,010,000	-	1,010,000	1,133,922	-	(123,922)
Total	$1,035,950	$-	$1,035,950	$1,133,922	$2,980	$(100,952)

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$30,672	$-	$30,672	$-	$2,349	$28,323
Securities sold under agreements to repurchase	1,265,000	-	1,265,000	1,277,919	67,029	(79,948)
Total	$1,295,672	$-	$1,295,672	$1,277,919	$69,378	$(51,625)

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of March 31, 2014 and December 31, 2013, these loan balances amounted to $19.3 million and $19.0 million, respectively. The activity and balance of these loans for the quarters ended March 31, 2014 and 2013 were as follows:

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Balance at the beginning of year	$18,963	$3,772
New loans	-	2,435
Repayments and sales	304	(95)
Credits of persons no longer considered related parties	-	(57)
Balance at the end of year	$19,267	$6,055

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

At March 31, 2014 and December 31, 2013, the Company’s net deferred tax asset amounted to $127.7 million and $137.6 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the entire deferred tax asset, net of the existing valuation allowances recorded at March 31, 2014 and December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2014 and December 31, 2013, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $219 thousand and $356 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended March 31, 2014 and 2013, $137 thousand and $47 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at March 31, 2014 was $4.0 million (December 31, 2013 - $4.0 million). The Company had accrued $1.6 million at March 31, 2014 (December 31, 2013 - $1.2 million) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense was $11.8 million for the quarter ended March 31, 2014, compared to $7.1 million for the same period in 2013. The increase in enacted tax rate from 30% to 39% from the second quarter 2013 amendment to the Puerto Rico tax Code resulted in the increased quarterly income tax expense for this quarter as compared to the same quarter of 2013.

NOTE 14 —  STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s and the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations and will become effective January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average total assets (as defined in the regulations). As of March 31, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2014 and December 31, 2013, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following tables.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2014 and December 31, 2013 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of March 31, 2014
Total capital to risk-weighted assets	$836,168	16.56%	$404,054	8.00%	$505,067	10.00%
Tier 1 capital to risk-weighted assets	$745,619	14.76%	$202,027	4.00%	$303,040	6.00%
Tier 1 capital to average total assets	$745,619	9.51%	$313,594	4.00%	$391,993	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$827,460	16.16%	$409,514	8.00%	$511,893	10.00%
Tier 1 capital to risk-weighted assets	$736,930	14.35%	$204,757	4.00%	$307,136	6.00%
Tier 1 capital to average total assets	$736,930	9.11%	$324,910	4.00%	$406,138	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2014
Total capital to risk-weighted assets	$805,900	16.02%	$402,495	8.00%	$503,119	10.00%
Tier 1 capital to risk-weighted assets	$715,591	14.22%	$201,248	4.00%	$301,871	6.00%
Tier 1 capital to average total assets	$715,591	9.18%	$311,659	4.00%	$389,574	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$779,413	15.30%	$407,637	8.00%	$509,547	10.00%
Tier 1 capital to risk-weighted assets	$688,350	13.51%	$203,819	4.00%	$305,728	6.00%
Tier 1 capital to average total assets	$688,350	8.54%	$322,395	4.00%	$402,993	5.00%

    Additional paid-in capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of costs of the issuance. As of March 31, 2014, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings per Common Share

The calculation of earnings per common share for the quarters ended March 31, 2014 and 2013 is as follows:

	Quarter Ended March 31,
	2014	2013
	(In thousands, except per share data)
Net income	$23,747	$21,192
Less: Dividends on preferred stock
Non-Convertible Preferred Stock (Series A, B, and D)	(1,628)	(1,628)
Convertible preferred stock (Series C)	(1,837)	(1,837)
Income available to common shareholders	$20,282	$17,727
Effect of assumed conversion of the Convertible Preferred Stock	1,837	1,837
Income available to common shareholders assuming conversion	$22,119	$19,564

Weighted average common shares and share equivalents:
Average common shares outstanding	45,329	45,595
Effect of dilutive securities:
Average potential common shares-options	131	159
Average potential common shares-assuming conversion of ' ' convertible preferred stock	7,138	7,138
Total weighted average common shares outstanding ' 'and equivalents	52,598	52,892
Earnings per common share - basic	$0.45	$0.39
Earnings per common share - diluted	$0.42	$0.37

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at March 31, 2014, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended March 31, 2014 and 2013 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2014 and 2013, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 254,662, and 653,843, respectively.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $23.1 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the quarter ended March 31, 2014, the Company purchased 707,400 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during 2013.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the shares repurchased for each month in the quarter ended March 31, 2014, excluding the month ended March 31, 2014, during which no shares were purchased as part of the stock repurchase program:

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
January 2014	57,700	$14.73	$850
February 2014	649,700	$14.66	$9,522
Quarter ended March 31, 2014	707,400	14.66	10,372

The number of shares that may yet be purchased under the $70 million program is estimated at 1,341,002 and was calculated by dividing the remaining balance of $23.1 million by $17.19 (closing price of the Company common stock at March 31, 2014). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended March 31, 2014.

The activity in connection with common shares held in treasury by the Company for quarters ended March 31, 2014 and 2013 is set forth below:

	Quarter Ended March 31,
	2014		2013
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	7,030,101	$80,642	7,090,597	$81,275
Common shares used upon lapse of restricted stock units	(27,752)	(292)	(33,600)	(351)
Common shares repurchased as part of the stock repurchase program	707,400	10,393	-	-
Common shares used to match defined contribution plan, net	-	-	(7,318)	(77)
End of year	7,709,749	$90,743	7,049,679	$80,847

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of March 31, 2014 and December 31, 2013 consisted of:

	March 31,	December 31,
	2014	2013
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$18,464	$13,267
Income tax effect of unrealized gain on securities available-for-sale	(2,429)	(1,834)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	16,035	11,433
Unrealized loss on cash flow hedges	(10,529)	(10,907)
Income tax effect of unrealized loss on cash flow hedges	2,516	2,665
Net unrealized loss on cash flow hedges	(8,013)	(8,242)
Accumulated other comprehensive income, net of taxes	$8,022	$3,191

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31,
	2014			2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)			(In thousands)
Beginning balance	$11,433	$(8,242)	$3,191	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	4,465	(1,392)	3,073	(9,899)	(313)	(10,212)
Amounts reclassified out of accumulated other comprehensive income	137	1,621	1,758	47	1,336	1,383
Other comprehensive income (loss)	4,602	229	4,831	(9,852)	1,023	(8,829)
Ending balance	$16,035	$(8,013)	$8,022	$58,393	$(11,342)	$47,051

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2014 and 2013:

			Affected Line Item in
	Quarter ended March 31,		Consolidated Statement
	2014	2013	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,621	$1,336	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	137	47	Income tax expense
	$1,758	$1,383

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – GUARANTEES

At March 31, 2014 the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $38.9 million (December 31, 2013 - $38.6 million).

The Company assumed a liability for residential mortgage loans sold by BBVAPR Bank subject to credit recourse, principally loans associated with FNMA residential mortgage loan sales and securitization programs. At March 31, 2014 and December 31, 2013, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $118.2 million and $122.3 million, respectively. In the event of any customer default, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2014, the Company repurchased approximately $1.6 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions. In the event of nonperformance by the borrower, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. At March 31, 2014 and December 31, 2013 the Company’s liability established to cover the estimated credit loss exposure related to loans sold with credit recourse amounted to $1.5 million (December 31, 2013 – $2.0 million). The following table shows the changes in the Company’s liability of estimated loss from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters ended March 31, 2014 and 2013.

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Balance at beginning of year	$1,955	$-
Additions from BBVAPR Acquisition	-	2,460
Net charge-offs/terminations	(406)	-
Balance at end of year	$1,549	$2,460

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At March 31, 2014, $86.5 million or 73% of the recourse obligation will be extinguished during the next two years.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases during the quarter ended March 31, 2014 under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $2.8 million in unpaid principal balance (December 31, 2013 - $12.5 million). A substantial amount of these loans reinstate to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended March 31, 2014, the Company recognized $50 thousand in losses from the repurchase of residential mortgage loans sold, subject to credit recourse and $434 thousand not subject to credit recourse. In addition, during the quarter ended March 31, 2013, the Company recognized $25 thousand in losses from the repurchase of residential mortgage loans sold, subject to credit recourse and $2 thousand not subject to credit recourse.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including FHLMC, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2014, the Company serviced $1.1 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2014, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $323 thousand (December 31, 2013 - $243 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Summarized credit-related financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit	$494,327	$520,269
Commercial letters of credit	1,740	1,096

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

At March 31, 2014 and December 31, 2013, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $900 thousand at both March 31, 2014 and December 31, 2013.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2014 and December 31, 2013, is as follows:

	March 31,	December 31,
	2014	2013
	(In thousands)
Standby letters of credit and financial guarantees	$38,875	$38,577
Loans sold with recourse	118,163	122,291
Commitments to sell or securitize mortgage loans	34,220	99,307

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2014 and 2013, amounted to $2.5 million, and $2.7 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2014, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Quarter Ending March 31,	Minimum Rent
(In thousands)
2014	$6,170
2015	8,013
2016	7,388
2017	6,761
2018	5,864
Thereafter	22,004
$56,200

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	March 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,435,632	$20,053	$1,455,685
Money market investments	7,652	-	-	7,652
Derivative assets	-	3,306	12,555	15,861
Servicing assets	-	-	13,970	13,970
Derivative liabilities	-	(13,830)	(12,120)	(25,950)
	$7,652	$1,425,108	$34,458	$1,467,218
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$27,975	$27,975
Foreclosed real estate	-	-	96,884	96,884
	$-	$-	$124,859	$124,859

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,568,745	$19,680	$1,588,425
Securities purchased under agreements to resell	-	60,000	-	60,000
Money market investments	6,967	-	-	6,967
Derivative assets	-	4,072	16,430	20,502
Servicing assets	-	-	13,801	13,801
Derivative liabilities	-	(14,937)	(15,736)	(30,673)
	$6,967	$1,617,880	$34,175	$1,659,022
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$28,353	$28,353
Foreclosed real estate	-	-	90,024	90,024
	$-	$-	$118,377	$118,377

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of year	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(3,875)	-	3,373	(502)
Changes in fair value of investment securities available for sale included in other comprehensive income	373	-	-	-	373
New instruments acquired	-	-	563	-	563
Principal repayments	-	-	(196)	-	(196)
Amortization	-	-	-	243	243
Changes in fair value of servicing assets	-	-	(198)	-	(198)
Balance at end of year	$20,053	$12,555	$13,970	$(12,120)	$34,458

	Quarter Ended March 31, 2013
	Investment securities
	available-for-sale
			Derivative		Derivative
			asset		liability
		Other	(S&P		(S&P
		debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CLOs	securities	Options)	assets	Options)	Total

Balance at beginning of period	$27,280	$10,016	$11,367	$10,776	$(10,912)	$48,527
Gains (losses) included in earnings	-	-	1,721	-	(1,707)	14
Changes in fair value of investment securities available for sale included in other comprehensive income	1,705	1	-	-	-	1,706
New instruments acquired	-	-	-	487	-	487
Principal repayments	-	-	-	(307)	-	(307)
Amortization	17	-	-	-	50	67
Changes in fair value of servicing assets	-	-	-	(314)	-	(314)
Balance at end of period	$29,002	$10,017	$13,088	$10,642	$(12,569)	$50,180

During the quarter ended March 31, 2014 and 2013, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at March 31, 2014:

	March 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Investment securities available-for-sale:
Other debt securities	$20,053	Market comparable bonds	Indicative pricing	97.125% - 98.975%
			Option adjusted spread	683.7% - 1602.0%
			Yield to maturity	7.05% - 15.89%
			Spread to maturity	689.9% - 1579.0%
Derivative assets (S&P Purchased Options)	$12,555	Option pricing model	Implied option volatility	22.887% - 53.615%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	56.360% - 86.490%
Servicing assets	$13,970	Cash flow valuation	Constant prepayment rate	5.60% - 10.08%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(12,120)	Option pricing model	Implied option volatility	22.887% - 53.615%
			Counterparty credit risk (based on 5-year CDS spread)	56.360% - 86.490%
Collateral dependant impaired loans	$27,975	Fair value of property or collateral	Appraised value less disposition costs	21.30% - 28.30%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The table below presents a detail of investment securities available-for-sale classified as Level 3 at March 31, 2014:

	March 31, 2014
				Weighted
	Amortized	Unrealized		Average	Principal
Type	Cost	Gains (Losses)	Fair Value	Yield	Protection
	(In thousands)
Other debt securities	$20,000	$53	$20,053	3.50%	N/A

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at March 31, 2014 and December 31, 2013 is as follows:

	March 31,		December 31,
	2014		2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$624,636	$624,636	$621,269	$621,269
Restricted cash	15,170	15,170	82,199	82,199
Level 2
Financial Assets:
Securities purchased under agreements to resell	-	-	60,000	60,000
Trading securities	1,910	1,910	1,869	1,869
Investment securities available-for-sale	1,435,632	1,435,632	1,568,745	1,568,745
Federal Home Loan Bank (FHLB) stock	24,430	24,430	24,450	24,450
Derivative assets	3,306	3,306	4,072	4,072
Derivative liabilities	13,830	13,830	14,937	14,937
Level 3
Financial Assets:
Investment securities available-for-sale	20,053	20,053	19,680	19,680
Total loans (including loans held-for-sale)
Non-covered loans, net	4,737,604	4,654,749	4,857,505	4,662,458
Covered loans, net	400,355	347,865	459,444	356,961
Derivative assets	12,555	12,555	16,430	16,430
FDIC shared-loss indemnification asset	106,170	166,194	152,965	189,240
Accrued interest receivable	18,969	18,969	18,734	18,734
Servicing assets	13,970	13,970	13,801	13,801
Financial Liabilities:
Deposits	5,247,226	5,300,992	5,409,540	5,383,265
Securities sold under agreements to repurchase	1,076,000	1,012,240	1,323,903	1,267,618
Advances from FHLB	340,805	335,689	335,324	336,143
Federal funds purchased	23,712	23,712	-	-
Term notes	3,583	3,708	3,638	3,663
Subordinated capital notes	87,240	100,404	99,316	100,010
Accrued expenses and other liabilities	140,037	140,037	144,424	144,424

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2014 and December 31, 2013:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, securities purchased under agreements to resell, securities sold but not yet delivered, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment as of and for the quarters ended March 31, 2014 and 2013:

	Quarter Ended March 31, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,631	$40	$14,403	$123,074	$-	$123,074
Interest expense	(7,516)	-	(12,160)	(19,676)	-	(19,676)
Net interest income	101,115	40	2,243	103,398	-	103,398
Provision for non-covered loan and lease losses	(10,062)	-	-	(10,062)	-	(10,062)
Provision for covered loan and lease losses	(1,629)	-	-	(1,629)	-	(1,629)
Non-interest income (loss)	(5,047)	6,522	3,803	5,278	-	5,278
Non-interest expenses	(53,596)	(4,779)	(3,078)	(61,453)	-	(61,453)
Intersegment revenue	544	-	-	544	(544)	-
Intersegment expenses	-	(432)	(112)	(544)	544	-
Income before income taxes	$31,325	$1,351	$2,856	$35,532	$-	$35,532
Total assets	$7,351,839	$24,345	$1,643,569	$9,019,753	$(1,164,115)	$7,855,638

	Quarter Ended March 31, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$102,068	$86	$12,018	$114,172	$-	$114,172
Interest expense	(6,971)	(60)	(13,525)	(20,556)	-	(20,556)
Net interest income	95,097	26	(1,507)	93,616	-	93,616
Provision for non-covered loan and lease losses	(7,916)	-	-	(7,916)	-	(7,916)
Provision for covered loan and lease losses, net	(672)	-	-	(672)	-	(672)
Non-interest income(loss)	2,537	7,700	(138)	10,099	-	10,099
Non-interest expenses	(61,932)	(4,462)	(415)	(66,809)	-	(66,809)
Intersegment revenue	383	-	-	383	(383)	-
Intersegment expenses	-	(302)	(81)	(383)	383	-
Income before income taxes	$27,497	$2,962	$(2,141)	$28,318	$-	$28,318
Total assets	$6,989,744	$39,511	$2,539,649	$9,568,904	$(866,353)	$8,702,551

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our 2013 Form 10-K for the year ended December 31, 2013 (the “2013 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our annual report on the 2013 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2013 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•	Business combination
•	Allowance for loan and lease losses
•	Financial instruments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit and Compliance Committee of our Board of Directors. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. As a result, the period was changed to 24 months from the previously determined 12 months. This change in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from this change, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2013 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2014	2013	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$123,074	$114,172	7.8%
Interest expense	19,676	20,556	-4.3%
Net interest income	103,398	93,616	10.4%
Provision for non-covered loan and lease losses	10,062	7,916	27.1%
Provision for covered loan and lease losses, net	1,629	672	142.4%
Total provision for loan and lease losses, net	11,691	8,588	36.1%
Net interest income after provision for loan and lease losses	91,707	85,028	7.9%
Non-interest income	5,278	10,099	-47.7%
Non-interest expenses	61,453	66,809	-8.0%
Income before taxes	35,532	28,318	25.5%
Income tax expense (benefit)	11,785	7,126	65.4%
Net income	23,747	21,192	12.1%
Less: dividends on preferred stock	(3,465)	(3,465)	153.0%
Income available to common shareholders	$20,282	$17,727	14.4%
PER SHARE DATA:
Basic	$0.45	$0.39	15.4%
Diluted	$0.42	$0.37	13.5%
Average common shares outstanding	45,329	45,595	-0.6%
Average common shares outstanding and equivalents	52,598	52,898	-0.6%
Cash dividends declared per common share	$0.08	$0.06	0.0%
Cash dividends declared on common shares	$3,657	$2,737	33.6%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.18%	0.96%	22.9%
Return on average tangible common equity	12.86%	11.92%	7.9%
Return on average common equity (ROE)	11.13%	10.20%	9.1%
Equity-to-assets ratio	11.41%	9.98%	14.4%
Efficiency ratio	50.03%	57.46%	-12.9%
Interest rate spread	5.87%	4.91%	19.6%
Interest rate margin	5.90%	4.90%	20.4%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2014	2013	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$1,482,090	$1,614,809	-8.2%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,654,749	4,662,458	-0.2%
Loans and leases covered under shared-loss agreements with the FDIC, net	347,865	356,961	-2.5%
Total investments and loans	$6,484,704	$6,634,228	-2.3%
Deposits and borrowings
Deposits	$5,300,992	$5,383,265	-1.5%
Securities sold under agreements to repurchase	1,012,240	1,267,618	-20.1%
Other borrowings	463,513	439,816	5.4%
Total deposits and borrowings	$6,776,745	$7,090,699	-4.4%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,714	52,707	0.0%
Additional paid-in capital	538,287	538,071	0.0%
Legal surplus	64,292	61,957	3.8%
Retained earnings	147,919	133,629	10.7%
Treasury stock, at cost	(90,743)	(80,642)	-12.5%
Accumulated other comprehensive income	8,022	3,191	151.4%
Total stockholders' equity	$896,491	$884,913	1.3%
Per share data
Book value per common share	$16.23	$15.74	3.1%
Tangible book value per common share	$14.07	$13.60	3.5%
Market price at end of period	$17.19	$17.34	-0.9%
Capital ratios
Leverage capital	9.51%	9.11%	4.4%
Tier 1 risk-based capital	14.76%	14.35%	2.9%
Total risk-based capital	16.56%	16.14%	2.6%
Tier 1 common equity to risk-weighted assets	10.79%	10.44%	3.4%
Financial assets managed
Trust assets managed	$2,797,778	$2,796,923	0.0%
Broker-dealer assets gathered	$2,576,991	$2,493,324	3.4%

FINANCIAL HIGHLIGHTS

Income available to common shareholders for the quarter ended March 31, 2014, increased to $20.3 million, or $0.42 per diluted share, when compared to the same period in 2013.

During the quarter ended March 31, 2014, the Company’s return on assets was 1.18% and its return on equity was 11.13%. The Company improved its efficiency ratio, which decreased to 50.03% from 57.46% when compared with the same period in 2013.

Operating revenues for the quarter ended March 31, 2014 increased 4.8%, or $5.0 million, to $108.7 million when compared to the same period in 2013.

	Quarter Ended March 31,
	2014	2013
	(In thousands)
OPERATING REVENUE
Net interest income	$103,398	$93,616
Non-interest income	5,278	10,099
Total operating revenue	$108,676	$103,715

Interest Income

Total interest income for the quarter ended March 31, 2014 increased 7.8% to $123.1 million, as compared to the same period in 2013. This was mainly related to an increase in interest income from loans of $7.6 million, or 7.5% when compared to the same period in 2013. The yield on covered loans increased from 20.98% in the quarter ended March 31, 2013 to 26.68% for the quarter ended March 31, 2014. This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these pools. The covered portfolio is having cost recoveries on pools with lower carrying amounts, and these have the effect of increasing net interest income. In addition, the yield on non-covered loans increased from 6.98% in the quarter ended March 31, 2013 to 7.43% for the quarter ended March 31, 2014.

Interest income from investments reflects a 9.9% increase for the quarter ended March 31, 2014, as compared to the same period in 2013. The increase is mainly due to the increase in the investments yield to 2.79% for the quarter ended March 31, 2014 as compared to 2.0% for the same period in 2013 driven by lower premium amortization.

Interest Expense

Total interest expense for the quarter ended March 31, 2014, decreased 4.3% to $19.7 million, as compared to the quarter ended March 31, 2013. This reflects the lower cost of deposits (0.68% vs. 72%) for the quarter ended March 31, 2014, as compared to the same period in 2013. Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits.

Net Interest Income

Net interest income for the quarter ended March 31, 2014, was $103.4 million, an increase of 10.4% when compared with the same period in 2013. The increase was mostly due the net effect of a 7.8% increase in total interest income and a decrease of 4.3% in interest expense due to lower cost of funds. Net interest margin of 5.90% for the quarter ended March 31, 2014, increased 100 basis points when compared to the quarter ended March 31, 2013.

Provision for Loan and Lease Losses

Provision for non-covered loans losses for the quarter ended March 31, 2014 increased $2.1 million when compared to the quarter ended March 31, 2013. Provision for covered loans losses for the quarter ended March 31, 2014 increased $957 thousand when compared to the quarter ended March 31, 2013.

Non-Interest Income

During the first quarter of 2014, core banking and financial services revenues decreased 14.3% to $19.4 million as compared to the quarter ended March 31, 2013, primarily reflecting a $1.2 million decrease in both, banking services revenue to $10.6 million and mortgage banking activities to $2.0 million for the first quarter of 2014. Decrease in banking services revenues is mostly due to the reclassification of loan late charges into interest income. Decrease in mortgage banking activities is mainly due to higher losses in repurchased loans, lower cost or market adjustment made to mortgage loans held for sale during such quarter of 2014 and decrease in sales, when compared to same period in 2013.

The FDIC shared-loss expense of $18.5 million for the first quarter of 2014 compared to $12.9 million for the first quarter of 2013, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. During the quarter ended March 31, 2014, the net amortization included $3.5 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools.

Results from the quarter ended March 31, 2014 included a gain on sale of securities of $4.4 million. During the quarter ended March 31, 2013, the Company did not have any gain or loss on sale of securities. Losses from derivative activities were $478 thousand for the quarter ended March 31, 2014, compared to $788 thousand for the same period in 2013. There was no gain or loss on extinguishment of debt for the quarter ended March 31 2014, compared to a gain of $1.1 million for the same period in 2013.

Non-Interest Expense

Non-interest expense for the quarter ended March 31, 2014 decreased to $61.5 million, compared to $66.8 million for the same period in 2013. During the quarter ended March 31 2014, there were no merger and restructuring charges compared to $5.5 million for the same period in 2013. The efficiency ratio for the first quarter of 2014 was 50.03%  compared to 57.46% for the same period in 2013 driven mostly by a decrease in non-interest expenses and an increase in net income.

Income Tax Expense

Income tax expense was $11.8 million for the first quarter of 2014 compared to $7.1 million for the first quarter of 2013. The increase for the first quarter of 2014 was primarily due to the recent amendments to the Puerto Rico tax code that increases the corporate income tax rate to 39% from 30%.

Income Available to Common Shareholders

For the first quarter of 2014, the Company’s income available to common shareholders amounted to $20.3 million compared to $17.7 million for the first quarter of 2013. Income per basic common share and fully diluted common share was $0.45 and $0.42, respectively, for the first quarter of 2014, compared to income per basic common share and fully diluted common share of $0.39 and $0.37, respectively, for the first quarter of 2013.

Interest Earning Assets

The loan portfolio declined to $5.003 billion at March 31, 2014, compared to $5.019 billion at December 31, 2013, primarily due to the early pay down of some commercial loans. The investment portfolio of $1.482 billion at March 31, 2014 decreased 8.2% compared to $1.615 billion at December 31, 2013. During the quarter ended March 31, 2014, the Company sold $110.8 million of mortgage-backed available for sale securities taking advantage of market opportunities to realize gains and reduce some interest rate sensitivity.

Interest Bearing Liabilities

Total deposits amounted to $5.301 billion at March 31, 2014, a decrease of 1.5% compared to $5.383 billion at December 31, 2013. Non-maturing deposit balances increased 3.7%, to $3.5 billion, while higher-priced time deposits declined 10.0% as part of efforts to reduce the cost of deposits, which averaged 0.68% at March 31, 2014 compared to 0.72% at March 31, 2013. Securities sold under agreements to repurchase decreased 20.1%, or $255.3 million, as the Company used available cash to pay off $255.0 million of repurchase agreements at maturity.

Stockholders’ Equity

Stockholders’ equity at March 31, 2014 was $896.5 million compared to $884.9 million at December 31, 2013, an increase of 1.3%. This increase reflects the net income for the first quarter of 2014 and an increase in other comprehensive income, partially offset by treasury stock repurchases.

Book value per share was $16.23 at March 31, 2014 compared to $15.74 at December 31, 2013.

The Company maintains capital ratios in excess of regulatory requirements. At March 31, 2014, Tier 1 Leverage Capital Ratio was 9.51%, Tier 1 Risk-Based Capital Ratio was 14.76%, and Total Risk-Based Capital Ratio was 16.56%.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for the quarter ended March 31, 2014 was 11.13% compared to 10.20% for the quarter ended March 31, 2013. Return on average assets (“ROA”) for the quarter ended March 31, 2014 was 1.18% compared to 0.96% for the same period in 2013. The increases in ROE and ROA are mostly due to 12.1% increase in net income from $21.2 million in the quarter ended March 31, 2013 to $23.7 million in the quarter ended March 31, 2014, and to the decrease of 8.0% in average assets and 4.8% in average common equity from the same period in 2013.

Assets under Management

At March 31, 2014, total assets managed by the Company’s trust division and CPC remained leveled at $2.798 billion compared to December 31, 2013. At March 31, 2014, total assets managed by the securities broker-dealer subsidiary from its customer investment accounts increased 3.4% to $2.577 billion, compared to $2.493 billion at December 31, 2013. Changes in trust and broker-dealer related assets primarily reflect a slight increase in portfolio and differences in market values.

Lending

Total loan production of $212.0 million for the quarter ended March 31, 2014 decreased 22.8% from the quarter ended March 31, 2013. Generally, loan demand for the quarter ended March 31, 2014 was lower compared to the same period of 2013. Total commercial loan production of $39.8 million for the quarter ended March 31, 2014, decreased 46.3% from $77.1 million in the quarter ended March 31, 2013.

Mortgage loan production of $50.8 million for the quarter ended March 31, 2014 decreased 34.1% from the quarter ended March 31, 2013. The Company sells most of its conforming mortgage loans in the secondary market and retains the servicing rights.

In the aggregate, consumer loan and auto and leasing production for the quarter ended March 31, 2014, totaled $121.4 million, a slight decrease of 1.8% from the quarter ended March 31, 2013.

Total loan portfolio declined by $16.8 million from $5.019 billion at December 31, 2013 to $5.002 billion at March 31, 2014, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased $1.8 million to $5.2 million for the quarter ended March 31, 2014, representing 0.86% of average non-covered loans outstanding versus 1.06% for the quarter ended March 31, 2013. The allowance for loan and lease losses on non-covered loans at March 31, 2014, increased to $56.2 million compared to $54.3 million at December 31, 2013. The allowances for loan and lease losses, excluding acquired loans, increased to $49.5 million (1.95% of total non-covered loans, excluding acquired loans) at March 31, 2014, compared to $49.1 million (2.4% of total non-covered loans, excluding acquired loans) at December 31, 2013. The allowance for loan and lease losses on acquired loans accounted for under ASC 310-20 increased to $3.6 million at March 31, 2014, compared to $2.4 million at December 31, 2014.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, increased to $88.2 million at March 31, 2014 compared to $86.2 million at December 31, 2013. The increase is due mainly to increase in non-performing consumer and auto loans.

Non-GAAP Measures

The Company uses certain non-GAAP measures of financial performance to supplement the unaudited consolidated financial statements presented in accordance with GAAP. The Company presents non-GAAP measures that management believes are useful and meaningful to investors. Non-GAAP measures do not have any standardized meaning, are not required to be uniformly applied, and are not audited. Therefore, they are unlikely to be comparable to similar measures presented by other companies. The presentation of non-GAAP measures is not intended to be a substitute for, and should not be considered in isolation from, the financial measures reported in accordance with GAAP.

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

During the quarter ended March 31, 2014, the Company’s pre-tax pre-provision operating income was approximately $61.4 million, an increase of 11.6% from $55.0 million for the same quarter in 2013. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended March 31,
	2014	2013
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$103,398	$93,616
Core non-interest income:
Banking service revenue	10,606	11,838
Financial service revenue	6,867	7,660
Mortgage banking activities	1,950	3,153
Total core non-interest income	19,423	22,651
Non-interest expenses	61,453	66,809
Less merger and restructuring charges	-	(5,534)
	61,453	61,275
Total pre-tax pre-provision operating income	$61,368	$54,992

Tangible common equity consists of common equity less goodwill, core deposit intangibles and customer relationship intangible. Tier 1 common equity consists of common equity less goodwill, core deposit intangibles, net unrealized gains on available for sale securities, net unrealized losses on cash flow hedges, and disallowed deferred tax asset and servicing assets. Tangible book value per common share consists of tangible common equity divided by common stock outstanding at the end of the period. Ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets, and Tier 1 common equity to risk-weighted assets and tangible book value per common share are non-GAAP measures.

At March 31, 2014, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 8.06% and 12.54%, respectively, from 7.61% and 12.10%, respectively, at December 31, 2013. Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at March 31, 2014 increased to 17.75% and 10.79%, respectively, from 17.23% and 10.44%, respectively, at December 31, 2013.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2014 and 2013:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2014 AND 2013

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$123,074	$114,172	7.02%	5.98%	$7,108,864	$7,747,452
Tax equivalent adjustment	10,134	7,090	0.58%	0.37%	-	-
Interest-earning assets - tax equivalent	133,208	121,262	7.60%	6.35%	7,108,864	7,747,452
Interest-bearing liabilities	19,676	20,556	1.15%	1.07%	6,965,299	7,792,327
Tax equivalent net interest income / spread	113,532	100,706	6.45%	5.28%	143,565	(44,875)
Tax equivalent interest rate margin			6.48%	5.27%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	14,122	12,809	3.54%	2.47%	1,617,135	2,107,361
Trading securities	38	19	8.18%	9.74%	1,885	791
Interest bearing cash and money market investments	283	308	0.24%	0.23%	482,497	551,242
Total investments	14,443	13,136	2.79%	2.00%	2,101,517	2,659,394
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	10,458	11,427	5.63%	6.26%	753,248	740,072
Commercial	14,417	4,890	5.21%	5.32%	1,121,953	372,941
Consumer	3,139	1,212	9.93%	8.34%	128,239	58,908
Auto and leasing	10,989	2,845	10.66%	11.65%	418,074	99,048
Total originated non-covered loans	39,003	20,374	6.53%	6.50%	2,421,514	1,270,968
Acquired
Mortgage	9,369	11,170	5.33%	5.71%	713,345	793,274
Commercial	18,769	26,597	10.30%	7.32%	738,910	1,474,420
Consumer	4,089	5,871	12.79%	12.53%	129,665	190,013
Auto	14,013	16,795	8.76%	7.03%	648,382	968,380
Total acquired non-covered loans	46,240	60,433	8.41%	7.15%	2,230,301	3,426,087
Total non-covered loans	85,243	80,807	7.43%	6.98%	4,651,816	4,697,055
Loans covered under shared loss agreements with the FDIC	23,388	20,229	26.68%	20.98%	355,531	391,002
Total loans	108,631	101,036	8.80%	8.05%	5,007,347	5,088,057
Total interest earning assets	123,074	114,172	7.02%	5.98%	7,108,864	7,747,451

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	499,384	766,233
Now Accounts	2,324	3,739	0.57%	1.04%	1,661,244	1,453,622
Savings and money market	2,296	1,807	0.83%	0.85%	1,126,987	859,254
Individual retirement accounts	1,058	1,367	1.25%	1.49%	343,762	372,929
Retail certificates of deposits	1,939	3,189	1.37%	1.87%	572,054	692,899
Total core deposits	7,617	10,102	0.73%	0.99%	4,203,431	4,144,937
Institutional deposits	1,408	2,696	1.51%	1.85%	377,528	592,340
Brokered deposits	1,516	1,989	0.82%	0.94%	751,558	856,451
Total wholesale deposits	2,924	4,685	1.05%	1.31%	1,129,086	1,448,791
Deposits fair value premium amortization	(1,898)	(5,267)	0.00%	0.00%	-	-
Core deposit intangible amortization	335	415	0.00%	0.00%	-	-
Total deposits	8,978	9,935	0.68%	0.72%	5,332,517	5,593,728
Borrowings:
Securities sold under agreements to repurchase	7,411	7,248	2.60%	1.93%	1,156,747	1,525,575
Advances from FHLB and other borrowings	2,295	1,713	2.48%	1.31%	375,862	529,365
Subordinated capital notes	992	1,660	4.02%	4.69%	100,173	143,659
Total borrowings	10,698	10,621	2.66%	1.96%	1,632,782	2,198,599
Total interest bearing liabilities	19,676	20,556	1.15%	1.07%	6,965,299	7,792,327
Net interest income / spread	$103,398	$93,616	5.87%	4.91%
Interest rate margin			5.90%	4.90%
Excess of average interest-earning assets over average interest-bearing liabilities					$143,565	$(44,876)
Average interest-earning assets to average interest-bearing liabilities ratio					102.06%	99.42%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(2,756)	$4,063	$1,307
Loans	(2,613)	10,208	7,595
Total interest income	(5,369)	14,271	8,902
Interest Expense:
Deposits	(464)	(493)	(957)
Repurchase agreements	(1,752)	1,915	163
Other borrowings	(987)	901	(86)
Total interest expense	(3,203)	2,323	(880)
Net Interest Income	$(2,166)	$11,948	$9,782

Net Interest Income

Net interest income amounted to $103.4 million for the first quarter of 2014, a 10.4% increase from $93.6 million in the first quarter of 2013. These changes reflect a decrease of 4.3% in interest expense and an increase of 7.5% in interest income from loans and of 9.9% in interest income from investment securities when comparing both quarters.

Interest rate spread for the first quarter of 2014, increased 96 basis points to 5.87% from 4.91% in the same period for 2013. This increase is mainly due to the net effect of a 104 basis point increase in the average yield of interest-earning assets from 5.98% to 7.02%, and an 8 basis point decrease in the average cost of funds from 1.07% to 1.15%.

The increase in interest income was primarily the result of an increase of $14.3 million in interest rate partially offset by a $5.4 million decrease in volume of interest-earning assets. Interest income from loans increased 7.5% to $108.6 million for the quarter ended March 31, 2014. Interest income from investments increased 9.9% to $14.4 million for the quarter ended March 31, 2014, reflecting a lower premium amortization in the investment securities portfolio as conditional prepayment rates “CPRs” on mortgage-backed securities fell.

Interest expense decreased 4.3% to $19.7 million for the quarter ended March 31, 2014. The decrease was primarily the result of a $3.2 million decrease in volume of interest-bearing liabilities, partially offset by a $2.3 million increase in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreement volume of $1.8 million during the first quarter of 2014, as the Company repaid $255 million of repurchase agreements at maturity. The increase in interest rate is due to an increase in the cost of borrowings, which increased 70 basis points to 2.66% in the first quarter of 2014, compared to 1.96% for the first quarter of 2013. The cost of deposits decreased 4 basis points to 0.68% for the first quarter of 2014, compared to 0.72% for the first quarter of 2013, primarily due to continuing progress in repricing core deposits and to the maturity of higher cost brokered deposits and time deposits during the period.

For the quarter ended March 31, 2014, the average balance of total interest-earning assets was $7.109 billion, a decrease of 8.2% from the quarter ended March 31, 2013. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 21.0% in average investments for the quarter ended March 31, 2014, resulting from redemptions and maturities and to the sale of available for sale securities during the current quarter amounting to $110.8 million, and a reduction of 1.6% in the average loan portfolio for the quarter ended March 31, 2014, primarily due to the early paydown of some commercial loans. For the quarter ended March 31, 2014, the average yield on interest-earning assets was 7.02% compared to 5.98% for the same quarter in 2013. This was mainly due to higher average yields in the covered and non-covered loan portfolios, which their average yield increased to 26.68% and 7.43%, respectively, for the quarter ended March 31, 2014, compared to 20.98% and 6.98 % for the quarter ended March 31, 2013.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2014	2013	Variance
	(Dollars in thousands)
Banking service revenue	$10,606	$11,838	-10.4%
Financial service revenue	6,867	7,660	-10.4%
Mortgage banking activities	1,950	3,153	-38.2%
Total banking and financial service revenue	19,423	22,651	-14.3%

FDIC shared-loss expense, net	(18,487)	(12,871)	-43.6%
Sale of securities available for sale	4,366	-	100.0%
Derivatives	(478)	(788)	39.3%
Early extinguishment of debt	-	1,061	-100.0%
Other non-interest income	454	46	887.0%
	(14,145)	(12,552)	-12.7%
Total non-interest income, net	$5,278	$10,099	-47.7%

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition. In addition, it is affected by the amount of securities, derivatives and trading transactions.

As shown in Table 2 above, the Company recorded non-interest income in the amount of $5.3 million for the quarter ended March 31, 2014, compared to $10.1 million for the quarter ended March 31, 2014, a decrease of $4.8 million.

FDIC shared-loss expense increased to $18.5 million for the quarter ended March 31, 2014, compared to $12.9 million for the quarter ended March 31, 2013, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. The reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter ended March 31, 2014, the net amortization included $3.5 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three-year period.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 10.4% to $10.6 million for the quarter ended March 31, 2014, from $11.8 million for the quarter ended March 31, 2013. Decrease in banking services revenues is mostly due to the reclassification of loan late charges into interest income.

Financial service revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 10.4% to $6.9 million for the quarter ended March 31, 2014, compared to $7.7 million for the quarter ended March 31, 2013. This decrease is mainly due to local market conditions.

Income generated from mortgage banking activities decreased 38.2% to $2.0 million for the quarter ended March 31, 2014 compared to $3.2 million for the quarter ended March 31, 2013. Decrease in mortgage banking activities is mainly due to higher losses in repurchased loans, lower cost or market adjustment made to mortgage loans held for sale during such quarter and a decrease in sales, when compared to same period in 2013.

Gains from sale of securities were $4.4 million for the quarter ended March 31, 2014, compared to the same quarter in 2013, in which no gain or loss from sale of securities was recorded. Losses from derivative activities were $478 thousand for the quarter ended March 31, 2014, compared to $788 thousand for the same period in 2013. During the quarter ended March 31, 2014, the Company did not have a gain or loss on extinguishment of debt, as compared to the quarter ended March 31, 2013 in which the Company had a gain $1.1 million.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2014	2013	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$21,787	$23,249	-6.3%
Professional and service fees	4,206	6,478	-35.1%
Occupancy and equipment	8,309	9,216	-9.8%
Merger and restructuring charges	-	5,534	-100.0%
Taxes, other than payroll and income taxes	3,735	2,622	42.4%
Electronic banking charges	4,743	3,728	27.2%
Information technology expenses	1,815	2,643	-31.3%
Insurance	2,074	2,678	-22.6%
Foreclosure, repossession and other real estate expenses	6,436	3,382	90.3%
Loan servicing and clearing expenses	2,060	1,475	39.7%
Advertising, business promotion, and strategic initiatives	1,781	1,409	26.4%
Printing, postage, stationery and supplies	554	1,166	-52.5%
Communication	957	864	10.8%
Director and investor relations	251	236	6.4%
Other operating expenses	2,745	2,129	28.9%
Total non-interest expenses	$61,453	$66,809	-8.0%
Relevant ratios and data:
Efficiency ratio	50.03%	57.46%
Compensation and benefits to non-interest expense	35.45%	34.80%
Compensation to average total assets owned	0.27%	0.27%
Average number of employees	1,546	1,565
Average compensation per employee	$14.1	$14.9
Average loans per average employee	$3,239	$3,251

Non-Interest Expenses

Non-interest expense for the quarter ended March 31, 2014 reached $61.5 million, representing a decrease of 8.0% compared to $66.8 million for the quarter ended March 31, 2013. The decrease is due mainly to the merger and restructuring charges incurred during the quarter ended March 31, 2013, for the BBVAPR Acquisition, compared to no charges for the quarter ended March 31, 2014.

Compensation and employee benefits decreased 6.3% to $21.8 million for the quarter ended March 31, 2014, from $23.2 million for the quarter ended March 31, 2013. The decrease is due mainly to a lower headcount related to employee consolidation.

Professional and service fees decreased 35.1% to $4.2 million for the quarter ended March 31, 2014 as compared to $6.5 million for the quarter ended March 31, 2013. Professional and service fees are primarily composed of legal expenses and consulting and outsourcing expenses. For the quarter ended March 31, 2014 these fees amounted to $1.1 million and $1.1 million, respectively, compared to $1.2 million and $1.5 million, respectively, for the quarter ended March 31, 2013. Decrease in professional and service fees is mainly related to loan servicing fees amounting to $1.8 million during the quarter ended March 31, 2013 for a third party loan servicer that was terminated during the quarter ended June 30, 2013.

Occupancy and equipment expenses decreased 9.8% to $8.3 million for the quarter ended March 31, 2014, as compared to $9.2 million for the quarter ended March 31, 2013. The decrease is mainly related to a lower rent expense due to closed branches and lower depreciation expenses for office building and leasehold improvement.

Taxes, other than payroll and income taxes, for the quarter ended March 31, 2014 increased to $3.7 million, as compared to $2.6 million for the quarter ended March 31, 2013. The increase primarily reflects a $1.3 million impact for 2014 from the application of the 1.0% tax on gross revenues which was part of the Act. No. 40-2013, known as “Ley de Redistribución y Ajuste de la Carga Contributiva”, signed into law on June 30, 2013.

Electronic banking charges increased 27.2% to $4.7 million for the quarter ended March 31,2014 as compared to $3.7 million for the quarter ended March 31, 2013, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business as a result of the BBVAPR Acquisition.

Foreclosure, repossession and other real estate expenses for the quarter ended March 31, 2014 increased 90.3% to $6.4 million, as compared to $3.4 million for the same quarter in 2013, principally due to an increase in foreclosures and decrease in fair value of real estate during the first quarter of 2014 as compared to the same quarter in 2013.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 50.03% for the quarter ended March 31, 2014 from 57.46% from the same quarter in 2013. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $14.1 million for the quarter ended March 31, 2014, compared to losses of $12.6 million for the quarter ended March 31, 2013. Revenue for purposes of the efficiency ratio for the quarter ended March 31, 2014 amounted to $122.8 million, compared to $116.3 million for the same period in 2013.

Provision for Loan and Lease Losses

The provision for non-covered loan and lease losses for the quarter ended March 31, 2014 totaled $10.1 million, an increase of 27.1% from the $7.9 million for the quarter ended March 31, 2013, mostly related to the provision recorded on non-covered loans acquired accounted for under ASC 310-20 amounting to $4.2 million during the quarter ended March 31, 2014 as compared to no provision for these loans for the same period in 2013. Provision for originated loan and lease losses for the quarter ended March 31, 2014 was $5.6 million, a 2.9 % decrease when compared to the quarter ended March 31, 2013, mainly related to decrease in the loan average balance. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended March 31, 2014 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

During the first quarter of 2014, net credit losses, excluding acquired loans, amounted to $5.2 million, representing an increase of 53.7%, when compared to $3.4 million reported for the same quarter in 2013.

Total charge-offs on non-covered loans, excluding acquired loans, increased 104.4% to $7.1 million in the first quarter of 2014, as compared to $3.5 million for the same quarter in 2013, and total recoveries increased from $99 thousand in the first quarter of 2013, to $1.9 million in the first quarter of 2014. As a result, the recoveries to charge-offs ratio increased from 2.84% in the first quarter of 2013 to 26.94% in the first quarter of 2014. The increase in net credit losses was primarily due to an increase of $3.0 million in the auto portfolio during the first quarter of 2014, compared to the same period in 2013.

The non-covered loans acquired accounted for under ASC 310-20 required a provision for loan and lease losses of $4.2 million for the quarter ended March 31, 2014. No provision was required for the quarter ended March 31, 2013. Non-covered loans acquired accounted for under ASC 310-30 required a provision for loan and lease losses of $195 thousand for the quarter ended March 31, 2014, reflecting the Company’s revision of the expected cash flows in the non-covered acquired loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining term of the loan pools. No provision was required for the quarter ended March 31, 2013, as the portfolio was recently acquired during the fourth quarter of 2012.

Provision for covered loans and lease losses for the first quarter of 2014 was $1.6 million, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Income tax expense increase to $11.8 million for the quarter ended March 31, 2014 compared to an income tax expense of $7.1 million for the same quarter in 2013. The increase for the first quarter of 2014 was due to the recent amendments to the Puerto Rico tax code that increases the corporate income tax rate to 39% from 30%.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2014, the Company’s total assets amounted to $7.856 billion, a decrease of 3.7% when compared to $8.158 billion at December 31, 2013, and interest-earning assets decreased 3.1% from $6.694 billion at December 31, 2013 to $6.485 billion at March 31, 2014, mostly as a result of a decrease in investment securities.

At March 31, 2014, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 75% and 25%, respectively, at December 31, 2013.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans. Auto loans were added as part of the BBVAPR Acquisition. At March 31, 2014, the Company’s loan portfolio slightly decreased by 0.3% to $5.003 billion compared to $5.019 billion at December 31, 2013. At March 31, 2014, the covered loan portfolio decreased $9.1 million, or 2.5%, from December 31, 2013 as the loans continue to pay down. At March 31, 2014, the non-covered loan portfolio decreased $7.7 million, or 0.2%, primarily due to the early pay down of some commercial loans.

The FDIC shared-loss indemnification asset amounted to $166.2 million at March 31, 2014 and $189.2 million as of December 31, 2013, representing a 12.2% reduction. The decrease in the FDIC shared-loss indemnification asset is mainly related to reimbursements of $8.2 million received from the FDIC, and the amortization of $17.6 million during the quarter ended March 31, 2014.

Investments principally consist of U.S. treasury securities, U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At March 31, 2014, the investment portfolio decreased 8.2% to $1.482 billion from $1.615 billion at December 31, 2013. This decrease is mostly due to the reduction of $96.5 million in FNMA and FHLMC certificates and $97.1 million in Puerto Rico government obligations due to redemptions and maturities. In addition, during the quarter ended March 31, 2014, the Company sold $110.8 million of mortgage-backed available for sale securities taking advantage of market opportunities to realize gains and reduce some interest rate sensitivity. During the quarter ended March 31, 2014, the Company also had normal prepayment of mortgage-backed securities of approximately $55 million. The decrease in investments was partially offset by the increase of $70.0 million in US Treasury securities.

At March 31, 2014 and December 31, 2013, the Company’s net deferred tax asset amounted to $127.7 million and $137.6 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the entire deferred tax asset, net of the existing valuation allowances recorded at March 31, 2014 and December 31, 2013. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

Company’s Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At March 31, 2014, total assets managed by the Company’s trust division and CPC amounted to $2.798 billion, compared to $2.797 billion at December 31, 2013. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2014, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.577 billion, compared to $2.493 billion in assets gathered at December 31, 2013. Changes in trust and broker-dealer related assets primarily reflect an increase in portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,
	2014	2013	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,120,795	$1,217,330	-7.9%
Obligations of US Government -sponsored agencies	9,497	10,649	-10.8%
US Treasury securities	70,000	-	100.0%
CMOs issued by US Government -sponsored agencies	207,520	214,394	-3.2%
GNMA certificates	6,549	7,816	-16.2%
Puerto Rico Government and political subdivisions	17,069	114,190	-85.1%
FHLB stock	24,430	24,450	-0.1%
Other debt securities	24,255	24,047	0.9%
Other investments	1,975	1,933	2.2%
Total investments	1,482,090	1,614,809	-8.2%
Loans:
Loans not covered under shared-loss agreements with the FDIC	4,691,577	4,670,227	0.5%
Allowance for loan and lease losses on non covered loans	(56,183)	(54,298)	-3.5%
Non covered loans receivable, net	4,635,394	4,615,929	0.4%
Mortgage loans held for sale	19,355	46,529	-58.4%
Total loans not covered under shared-loss agreements with the FDIC, net	4,654,749	4,662,458	-0.2%
Loans covered under shared-loss agreements with the FDIC	402,263	409,690	-1.8%
Allowance for loan and lease losses on covered loans	(54,398)	(52,729)	-3.2%
Total loans covered under shared-loss agreements with the FDIC, net	347,865	356,961	-2.5%
Total loans, net	5,002,614	5,019,419	-0.3%
Securities purchased under agreements to resell	-	60,000	-100.0%
Total securities and loans	6,484,704	6,694,228	-3.1%
Other assets:
Cash and due from banks	632,154	696,501	-9.2%
Money market investments	7,652	6,967	9.8%
FDIC shared-loss indemnification asset	166,194	189,240	-12.2%
Foreclosed real estate	96,884	90,024	7.6%
Accrued interest receivable	18,969	18,734	1.3%
Deferred tax asset, net	127,657	137,564	-7.2%
Premises and equipment, net	83,029	82,903	0.2%
Servicing assets	13,970	13,801	1.2%
Derivative assets	15,861	20,502	-22.6%
Goodwill	86,069	86,069	0.0%
Other assets	122,495	121,482	0.8%
Total other assets	1,370,934	1,463,787	-6.3%
Total assets	$7,855,638	$8,158,015	-3.7%
Investments portfolio composition:
FNMA and FHLMC certificates	75.6%	75.4%
Obligations of US Government-sponsored agencies	0.6%	0.7%
US Treasury securities	4.7%	0.0%
CMOs issued by US Government-sponsored agencies	14.0%	13.3%
GNMA certificates	0.4%	0.5%
Puerto Rico Government and political subdivisions	1.2%	7.1%
FHLB stock	1.7%	1.5%
Other debt securities and other investments	1.8%	1.5%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	March 31,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Loans not covered under shared-loss agreements with FDIC:
Originated and other loans and leases held for investment:
Mortgage	$782,150	$766,265	2.1%
Commercial	1,170,145	1,127,657	3.8%
Consumer	142,492	127,744	11.5%
Auto and leasing	447,940	379,874	17.9%
Total originated and other loans and leases held for investment	2,542,727	2,401,540	5.9%
Acquired loans:
Accounted for under ASC 310-20
Commercial	71,577	77,681	-7.9%
Consumer	52,049	56,174	-7.3%
Auto	268,865	301,584	-10.8%
	392,491	435,439	-9.9%
Accounted for under ASC 310-30
Mortgage	703,454	717,904	-2.0%
Commercial	655,388	671,544	-2.4%
Consumer	53,310	63,620	-16.2%
Auto	341,889	379,145	-9.8%
	1,754,041	1,832,213	-4.3%
	2,146,532	2,267,652	-5.3%
	4,689,259	4,669,192	0.4%
Deferred loans fees, net	2,318	1,035	124.0%
Loans receivable	4,691,577	4,670,227	0.5%
Allowance for loan and lease losses on non-covered loans	(56,183)	(54,298)	-3.5%
Loans receivable, net	4,635,394	4,615,929	0.4%
Mortgage loans held-for-sale	19,355	46,529	-58.4%
Total loans not covered under shared-loss agreements with FDIC, net	4,654,749	4,662,458	-0.2%
Loans covered under shared-loss agreements with FDIC:
Loans secured by 1-4 family residential properties	124,239	121,748	2.0%
Construction and development secured by 1-4 family residential properties	18,254	17,304	5.5%
Commercial and other construction	253,804	264,249	-4.0%
Consumer	5,769	6,119	-5.7%
Leasing	197	270	-27.0%
Total loans covered under shared-loss agreements with FDIC	402,263	409,690	-1.8%
Allowance for loan and lease losses on covered loans	(54,398)	(52,729)	-3.2%
Total loans covered under shared-loss agreements with FDIC, net	347,865	356,961	-2.5%
Total loans receivable, net	$5,002,614	$5,019,419	-0.3%

As shown in Table 5 above, total loans, net amounted to $5.002 billion at March 31, 2014 and $5.019 at December 31, 2013.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $782.2 million (30.8% of the gross originated loan portfolio) compared to $766.3 million (31.9% of the gross originated loan portfolio) at December 31, 2013. Mortgage loan production totaled $50.8 million for the quarter ended March 31, 2014, which represents a decrease of 34.1% from $77.1 million for the same period in 2013. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $35.3 million and $34.9 million for the periods ended March 31, 2014 and December 31, 2013, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.170 billion (46.0% of the gross originated loan portfolio) compared to $1.128 billion (47.0% of the gross originated loan portfolio) at December 31, 2013. Commercial loan production decreased 46.3% to $39.8 million for the first quarter of 2014 from $74.1 million for the first quarter of 2013.

•         Consumer loan portfolio amounted to $142.5 million (5.6% of the gross originated loan portfolio) compared to $127.7 million (5.3% of the gross originated loan portfolio) at December 31, 2013. Consumer loan production increased 22.9% to $27.8 million for the quarter ended March 31, 2014 from $22.6 million for the same period in 2013.

•         Auto loans and leasing portfolio amounted to $447.9 million (17.6% of the gross originated loan portfolio) compared to $379.9 million (15.8% of the gross originated loan portfolio) at December 31, 2013. Auto production was $93.6 million for the quarter ended March 31, 2014, compared to $101.0 million for the same period in 2013.

At March 31, 2014 and December 31, 2013 the Company's non-covered acquired loan portfolio composition was as follows:

	March 31, 2014		December 31, 2013
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Portfolio
	(Dollars in thousands)
Mortgage	$703,454	32.8%	$717,904	31.7%
Commercial	726,965	33.9%	749,225	33.0%
Consumer	105,359	4.9%	119,794	5.3%
Auto	610,754	28.5%	680,729	30.0%
	$2,146,532	100.00%	$2,267,652	100.00%

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2014
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$12,996	$305	2.35%	$23,737	$1,135	4.78%	$84,654	$2,010	2.37%
90 - 119 days	72	2	2.78%	-	-	0.00%	1,340	13	0.97%
120 - 179 days	-	-	0.00%	510	76	14.90%	543	29	5.34%
180 - 364 days	153	10	6.54%	148	22	14.86%	783	50	6.39%
365+ days	386	48	12.44%	423	226	53.43%	1,169	201	17.19%
Total	$13,607	$365	2.68%	$24,818	$1,459	5.88%	$88,489	$2,303	2.60%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.46%			0.84%			2.99%
Refinanced or Modified Loans:
Amount	$2,297	$206	8.97%	$-	$-	0.00%	$12,888	$1,043	8.09%
Percentage of Higher-Risk Loan Category	16.88%			0.00%			14.56%
Loan-to-Value Ratio:
Under 70%	$9,789	$265	2.71%	$2,460	$249	10.12%	$-	$-	-
70% - 79%	2,736	74	2.70%	3,856	199	5.16%	-	-	-
80% - 89%	883	25	2.83%	7,279	400	5.50%	-	-	-
90% and over	199	1	0.50%	11,223	611	5.44%	88,489	2,303	2.60%
	$13,607	$365	2.68%	$24,818	$1,459	5.88%	$88,489	$2,303	2.60%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2014
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$146,728	$117,982	$-	$28,746	Repayment sources include all available revenues of the Commonwealth
Public corporations	350,354	191,183	75,000	84,171	$84.2 million which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	221,741	-	507	221,234	Repayment from property taxes
Investment securities	42,368	20,000	-	22,368
Total	$761,191	$329,165	$75,507	$356,519

Some highlights follow on the data included above:

•         Loans to Puerto Rico central government and public corporations are collateralized or have specific repayment sources.

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          43% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $370.7 million at March 31, 2014. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

Allowance for Loan and Lease Losses and Non-Performing Assets

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. As a result, the period was changed to 24 months from the previously determined 12 months. This change in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Non-covered Loans

At March 31, 2014, the Company’s allowance for non-covered loan and lease losses amounted to $56.2 million, $49.5 million of such allowance corresponded to originated and other loans held for investment, or 1.95% of total non-covered originated and other loans held for investment at March 31, 2014, compared to $49.1 million or 2.04% of total non-covered originated and other loans held for investment at December 31, 2013. The allowance for residential mortgage loans and commercial loans decreased by 2.1% ($426 thousand), and 6.1% (or $903 thousand), respectively, when compared with the balances recorded at December 31, 2013. The allowance for consumer loans and auto and leases increased by 18.8% (or $1.1 million) and 11.0% (or $865 thousand), respectively, when compared with balances recorded at December 31, 2013. The unallocated allowance at March 31, 2014 decreased by 63.7%, or $239 thousand, when compared with the balance recorded at December 31, 2013.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Allowance for loan and lease losses recorded for acquired loans accounted for under the provisions of ASC 310-20 at March 31, 2014 was $3.6 million compared to $2.4 million at December 31, 2013, a 53.7% increase. The allowance for commercial loans decreased by 6.4% ($59 thousand), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans increased by 100% (or $504 thousand) and 57.4% (or $819 thousand), respectively, when compared with balances recorded at December 31, 2013.

Allowance for loan and lease losses recorded for acquired loans accounted for under ASC-310-30 at March 31, 2014 was $3.1 million as compared to $2.9 million at December 31, 2013.

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2014 and December 31, 2013, the Company had $88.2 million and $86.2 million, respectively, of non-accrual loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium). Covered loans and loans acquired from BBVAPR with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30. At March 31, 2014 and December 31 2013, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $70.8 million and $66.5 million, respectively.

At March 31, 2014, the Company’s non-performing assets increased by 4.6% to $162.5 million (2.84% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $155.3 million (2.61% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2013. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At March 31, 2014, the allowance for non-covered originated loans and lease losses to non-performing loans coverage ratio was 59.90% (61.52% at December 31, 2013).

The Company follows a conservative residential mortgage lending policy, with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, the Company has never been active in negative amortization loans or adjustable rate mortgage loans, including those with teaser rates.

The following items comprise non-performing assets:

1.       Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At March 31, 2014, the Company’s originated non-performing mortgage loans totaled $51.7 million (58.7% of the Company’s non-performing loans), a 1.3% increase from $51.1 million (59.4% of the Company’s non-performing loans) at December 31, 2013. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2014, the Company’s originated non-performing commercial loans amounted to $23.8 million (27.0% of the Company’s non-performing loans), a 4.2% increase when compared to non-performing commercial loans of $22.8 million at December 31, 2013 (26.5% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2014, the Company’s originated non-performing consumer loans amounted to $1.1 million (1.2% of the Company’s total non-performing loans), a 34.7% increase from $805 thousand at December 31, 2013 (0.9% of the Company’s total non-performing loans).

Auto and leases — are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2014, the Company’s originated non-performing auto and leases amounted to $6.0 million (6.9% of the Company’s total non-performing loans), an increase of 18.8% from $5.1 million at December 31, 2013 (5.9% of the Company’s total non-performing loans).

•         Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards - are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2014, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.9 million (2.1% of the Company’s non-performing loans), a 26.8% decrease when compared to non-performing commercial lines of credit accounted for under ASC 310-20 of $2.5 million at December 31, 2013 (3.0% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At March 31, 2014, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $2.1 million (2.4% of the Company’s non-performing loans), an 3.8% decrease when compared to non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 of $2.2 million at December 31, 2013 (2.6% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due and partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2014, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.5 million (1.7% of the Company’s non-performing loans), a 5.8% decrease when compared to non-performing auto loans accounted for under ASC 310-20 of $1.6 million at December 31, 2013 (1.9% of the Company’s non-performing loans).

•         Acquired loans accounted for under ASC 310-30 are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on non-covered loans when it is probable that all cash flows expected at acquisition will not be collected.

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

Net losses on foreclosed real estate and other repossessed assets for the quarter ended March 31, 2014 amounted to $3.5 million, compared to $1.9 million for the same period in 2013.

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

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only / interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced by the credit underwriting guidelines of FHA/VA/FNMA/ FMAC, and performing loans not meeting secondary market guidelines, processed by the Company’s current credit and underwriting guidelines. The Company achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

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

For the quarter ended March 31, 2014, the net provision for covered loans amounted to $1.6 million, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools. The allowance for covered loans increased from $52.7 million at December 31, 2013 to $54.4 million at March 31, 2014.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,		Variance
	2014	2013	%

Non-covered loans
Originated and other loans:
Balance at beginning of period	$49,081	$39,921	22.9%
Provision for non-covered loan and lease losses	5,625	5,795	-2.9%
Charge-offs	(7,116)	(3,482)	104.4%
Recoveries	1,917	100	1817.0%
	49,507	42,334	16.9%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$2,354	$-	0.0%
Provision for non-covered loan and lease losses	4,242	2,120	100.0%
Charge-offs	(3,528)	(3,171)	100.0%
Recoveries	550	1,437	100.0%
	3,618	386	100.0%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$2,863	$-	0.0%
Provision for non-covered loan and lease losses	195	-	100.0%
	3,058	-	100.0%
Total non-covered loans balance at end of period	$56,183	$42,720	31.5%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	1.95%	2.91%	-33.1%
Non-performing originated loans	59.90%	32.45%	84.6%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	0.92%	0.05	100.0%
Non-performing acquired loans accounted for under ASC 310-20	65.65%	21.94	100.0%

Covered loans
Balance at beginning of period	$52,729	$54,124	-2.6%
Provision for covered loan and lease losses, net	1,629	672	142.4%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	40	(1,822)	-102.2%
Balance at end of period	$54,398	$52,974	2.7%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN
	March 31, 2014	December 31, 2013	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,511	$19,937	-2.1%
Commercial	13,994	14,897	-6.1%
Consumer	7,135	6,006	18.8%
Auto and leasing	8,731	7,866	11.0%
Unallocated allowance	136	375	-63.7%
Total allowance balance	$49,507	$49,081	0.9%
Allowance composition:
Mortgage	39.41%	40.62%	-3.0%
Commercial	28.27%	30.35%	-6.9%
Consumer	14.41%	12.24%	17.7%
Auto and leasing	17.64%	16.03%	10.0%
Unallocated allowance	0.27%	0.76%	-64.5%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.49%	2.60%	-4.1%
Commercial	1.20%	1.32%	-9.5%
Consumer	5.01%	4.70%	6.5%
Auto and leasing	1.95%	2.07%	-5.9%
Unallocated allowance to total originated loans	0.01%	0.02%	-65.7%
Total allowance to total originated loans	1.95%	2.04%	-4.7%
Allowance coverage ratio to non-performing loans:
Mortgage	37.72%	39.05%	-3.4%
Commercial	58.82%	65.25%	-9.9%
Consumer	658.21%	746.09%	-11.8%
Auto and leasing	144.39%	154.57%	-6.6%
Total	59.90%	61.52%	-2.6%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$867	$926	-6.4%
Consumer	504	-	100.0%
Auto	2,247	1,428	57.4%
Total allowance balance	$3,618	$2,354	53.7%
Allowance composition:
Commercial	23.96%	39.34%	-39.1%
Consumer	13.93%	0.00%	100.0%
Auto	62.11%	60.66%	2.4%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	1.21%	1.19%	1.6%
Consumer	0.97%	0.00%	100.0%
Auto	0.84%	0.47%	76.5%
Total allowance to total acquired loans	0.92%	0.54%	70.5%
Allowance coverage ratio to non-performing loans:
Commercial	46.56%	36.41%	27.9%
Consumer	23.62%	0.00%	100.0%
Auto	148.32%	88.81%	67.0%
Total	65.65%	36.95%	77.7%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	March 31, 2014	December 31, 2013	Variance %
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-30
Allowance balance:
Commercial	$2,653	$1,713	54.9%
Consumer	405	418	100.0%
Auto	-	732	-100.0%
Total allowance balance	$3,058	$2,863	6.8%
Allowance composition:
Commercial	86.76%	59.83%	45.0%
Consumer	13.24%	14.60%	100.0%
Auto	0.00%	25.57%	-100.0%
	100.00%	100.00%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended March 31,		Variance
	2014	2013	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,214)	$(2,588)	-53.1%
Recoveries	148	-	100.0%
Total	(1,066)	(2,588)	-58.8%
Commercial
Charge-offs	(419)	(557)	-24.8%
Recoveries	98	28	250.0%
Total	(321)	(529)	-39.3%
Consumer
Charge-offs	(838)	(246)	240.7%
Recoveries	147	65	126.2%
Total	(691)	(181)	281.8%
Auto
Charge-offs	(4,645)	(91)	5004.4%
Recoveries	1,524	6	25300.0%
Total	(3,121)	(85)	3572%
Net credit losses
Total charge-offs	(7,116)	(3,482)	104.4%
Total recoveries	1,917	99	1836.4%
Total	$(5,199)	$(3,383)	53.7%
Net credit losses to average loans outstanding:
Mortgage	0.57%	1.40%	-59.3%
Commercial	0.11%	0.57%	-80.7%
Consumer	2.16%	1.23%	75.6%
Auto	2.99%	0.34%	779.4%
Total	0.86%	1.06%	-18.9%
Recoveries to charge-offs	26.94%	2.84%	847.5%
Average originated loans:
Mortgage	$753,248	$740,072	1.8%
Commercial	1,121,953	372,941	200.8%
Consumer	128,239	58,908	117.7%
Auto	418,074	99,048	322.1%
Total	$2,421,514	$1,270,969	90.5%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Quarter Ended March 31,		Variance
	2014	2013	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(174)	$-	$100.0%
Total	(174)	-	100.0%
Consumer
Charge-offs	(2,058)	(1,456)	41.3%
Recoveries	100	207	-51.7%
Total	(1,958)	(1,249)	56.8%
Auto
Charge-offs	(1,296)	(1,715)	-24.4%
Recoveries	450	1,230	-63.4%
Total	(846)	(485)	74.4%
Net credit losses
Total charge-offs	(3,528)	(3,171)	11.3%
Total recoveries	550	1,437	-61.7%
Total	$(2,978)	$(1,734)	71.7%
Net credit losses to average loans outstanding:
Commercial	0.95%	0.00%	100.0%
Consumer	11.20%	7.01%	59.7%
Auto	1.20%	0.45%	167.1%
Total	2.80%	0.80%	252.1%
Recoveries to charge-offs	15.59%	0.00%	100.0%
Average loans accounted for under ASC 310-20:
Commercial	$73,148	$368,278	$-80.1%
Consumer	69,916	71,245	-1.9%
Auto	281,703	431,348	-34.7%
Total	$424,767	$870,871	$-51.2%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2014	2013	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$25,748	$26,847	-4.1%
Other loans	59,902	56,430	6.2%
Accruing loans
Troubled-Debt Restructuring loans	1,948	1,898	100.0%
Other loans	564	977	100.0%
Total non-performing loans	$88,162	$86,152	2.3%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	59,099	56,815	4.0%
Other repossessed assets	13,677	12,314	11.1%
Mortgage loans held for sale	1,554	-	100.0%
	$162,492	$155,281	4.6%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.84%	2.61%	8.6%
Non-performing assets to total capital	18.13%	17.55%	3.3%

	Quarter Ended March 31,
	2014	2013
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$655	$1,524

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$51,728	$51,058	1.3%
Commercial	23,792	22,830	4.2%
Consumer	1,084	805	34.7%
Auto and leasing	6,047	5,089	18.8%
	82,651	79,782	3.6%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,862	2,543	-26.8%
Consumer	2,134	2,219	-3.8%
Auto	1,515	1,608	-5.8%
	5,511	6,370	-13.5%
Total	$88,162	$86,152	2.3%
Non-performing loans composition percentages:
Originated loans
Mortgage	58.7%	59.4%
Commercial	27.0%	26.5%
Consumer	1.2%	0.9%
Auto and leasing	6.9%	5.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2.1%	3.0%
Consumer	2.4%	2.6%
Auto	1.7%	1.9%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	3.00%	3.04%	-1.3%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	1.54%	1.45%	6.2%
Total capital	9.83%	9.74%	1.0%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	0.89%	0.83%	7.2%
Non-performing loans	29.77%	27.35%	8.8%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	48.65%	56.05%	-13.2%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	85.80%	82.18%	4.4%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,
	2014	2013	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$755,909	$550,303	37.4%
NOW accounts	1,432,511	1,587,670	-9.8%
Savings and money market accounts	1,267,289	1,194,566	6.1%
Certificates of deposit	1,843,578	2,048,040	-10.0%
Total deposits	5,299,287	5,380,579	-1.5%
Accrued interest payable	1,705	2,686	-36.5%
Total deposits and accrued interest payable	5,300,992	5,383,265	-1.5%
Borrowings:
Securities sold under agreements to repurchase	1,012,240	1,267,618	-20.1%
Advances from FHLB	335,689	336,143	-0.1%
Federal funds purchased	23,712	-	100.0%
Other term notes	3,708	3,663	1.2%
Subordinated capital notes	100,404	100,010	0.4%
Total borrowings	1,475,753	1,707,434	-13.6%
Total deposits and borrowings	6,776,745	7,090,699	-4.4%

Derivative liabilities	13,830	14,937	-7.4%
Acceptances outstanding	28,535	23,042	23.8%
Other liabilities	140,037	144,424	-3.0%
Total liabilities	$6,959,147	$7,273,102	-4.3%
Deposits portfolio composition percentages:
Non-interest bearing deposits	14.3%	10.2%
NOW accounts	27.0%	29.5%
Savings and money market accounts	23.9%	22.2%
Certificates of deposit	34.8%	38.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	68.6%	74.2%
Advances from FHLB	22.7%	19.7%
Federal funds purchased	1.6%	0.0%
Other term notes	0.3%	0.2%
Subordinated capital notes	6.8%	5.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$1,010,000	$1,265,000
Daily average outstanding balance	$1,156,747	$1,353,011
Maximum outstanding balance at any month-end	$1,149,167	$1,552,269

Liabilities and Funding Sources

As shown in Table 13 above, at March 31, 2014, the Company’s total liabilities were $6.959 billion, 4.3% less than the $7.273 billion reported at December 31, 2013. Deposits and borrowings, the Company’s funding sources, amounted to $6.777 billion at March 31, 2014 versus $7.091 billion at December 31, 2013, a 4.4% decrease.

At March 31, 2014, deposits represented 78% and borrowings represented 22% of interest-bearing liabilities, compared to 76% and 24%, respectively, at December 31, 2013. At March 31, 2014, deposits, the largest category of the Company’s interest-bearing liabilities, were $5.301 billion, down 1.5% from $5.383 billion at December 31, 2013. Non-maturing deposit balances increased 3.7%, to $3.456 billion, while time deposits, higher-priced deposits, declined 10.0% as part of efforts to reduce the cost of deposits, which averaged 0.68% as of March 31, 2014 compared to 0.72% at December 31, 2013.

Borrowings consist mainly of funding sources through the use of repurchase agreements, FHLB-NY advances, subordinated capital notes, and short-term borrowings. At March 31, 2014, borrowings amounted to $1.476 billion, 13.6% lower than the $1.707 billion reported at December 31, 2013. Repurchase agreements as of March 31, 2014 decreased $255.4 million to $1.012 billion from $1.268 billion at December 31, 2013, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY, secured by the FHLB-NY stock owned by the Bank, as well as by certain of the Bank’s mortgage loans and investment securities. Advances from FHLB-NY amounted to $335.7 million and $336.1 million as of March 31, 2014 and December 31, 2013, respectively. These advances mature from April 2014 through July 2020.

Stockholders’ Equity

At March 31, 2014, the Company’s total stockholders’ equity was $896.5 million, a 1.3% increase when compared to $884.9 million at December 31, 2013. Increase in stockholders’ equity was mainly driven by the income for the quarter, partially offset by an increase in treasury stock. During the quarter ended March 31, 2014, the Company repurchased 707,400 of its outstanding shares of common stock.

At March 31, 2014, tangible common equity to total assets increased to 8.06% from 7.61%. Tier 1 Leverage Capital Ratio increased to 9.51% from 9.11%, Tier 1 Risk-Based Capital Ratio increased to 14.76% from 14.35%, and Total Risk-Based Capital Ratio increased to 16.56% from 16.14% on December 31, 2013.

Taking into consideration the strong capital position, in the fourth quarter of the fiscal year 2013, the Company increased the cash dividend per common share to $0.08, as compared to $0.06 in the first quarter of 2013.

The following are the consolidated capital ratios of the Company at March 31, 2014 and December 31, 2013

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$896,491	$884,913	1.3%
Regulatory Capital Ratios data:
Leverage capital ratio	9.51%	9.11%	4.4%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$745,619	$736,930	1.2%
Minimum tier 1 capital required	$313,594	$323,476	-3.1%
Excess over regulatory requirement	$432,024	$413,455	4.5%
Tier 1 risk-based capital ratio	14.76%	14.35%	2.9%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$745,619	$736,930	1.2%
Minimum tier 1 risk-based capital required	$202,027	$205,382	-1.6%
Excess over regulatory requirement	$543,592	$531,548	2.3%
Risk-weighted assets	$5,050,672	$5,134,538	-1.6%
Total risk-based capital ratio	16.56%	16.14%	2.6%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$836,168	$828,476	0.9%
Minimum total risk-based capital required	$404,054	$410,763	-1.6%
Excess over regulatory requirement	$432,114	$417,713	3.4%
Risk-weighted assets	$5,050,672	$5,134,538	-1.6%
Tangible common equity to total assets	8.06%	7.61%	5.9%
Tangible common equity to risk-weighted assets	12.54%	12.10%	3.6%
Total equity to total assets	11.41%	10.85%	5.2%
Total equity to risk-weighted assets	17.75%	17.23%	3.0%
Tier 1 common equity to risk-weighted assets	10.79%	10.44%	3.4%
Tier 1 common equity capital	$544,749	$536,062	1.6%
Stock data:
Outstanding common shares	45,003,924	45,676,922	-1.5%
Book value per common share	$16.23	$15.74	3.1%
Tangible book value per common share	$14.07	$13.60	3.5%
Market price at end of period	$17.19	$17.34	-0.9%
Market capitalization at end of period	$773,617	$792,038	-2.3%

	Quarter ended March 31,		Variance
	2014	2013	%
	(Dollars in thousands, except per share data)
Common dividend data:
Cash dividends declared	$3,657	$2,737	33.6%
Cash dividends declared per share	$0.08	$0.06	33.3%
Payout ratio	17.78%	16.22%	9.6%
Dividend yield	1.86%	1.55%	20.1%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(In thousands, except share or per share information)
Total stockholders' equity	$896,491	$884,913
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(7,468)	(7,804)
Customer relationship intangible	(3,902)	(4,108)
Total tangible common equity	$633,182	$621,062
Total assets	7,855,638	8,158,015
Goodwill	(86,069)	(86,069)
Core deposit intangible	(7,469)	(7,804)
Customer relationship intangible	(3,902)	(4,108)
Total tangible assets	$7,758,198	$8,060,034
Tangible common equity to tangible assets	8.16%	7.71%
Common shares outstanding at end of period	45,003,924	45,676,922
Tangible book value per common share	$14.07	$13.60

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at March 31, 2014 and December 31, 2013 to Tier 1 common equity (non-GAAP):

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Common stockholders' equity	$730,621	$719,043
Unrealized gains on available-for-sale securities, net of income tax	(16,034)	(11,434)
Unrealized losses on cash flow hedges, net of income tax	8,013	8,243
Disallowed deferred tax assets	(79,016)	(80,430)
Disallowed servicing assets	(1,397)	(1,380)
Intangible assets:
Goodwill	(86,069)	(86,069)
Other intangible assets	(11,370)	(11,912)
Total Tier 1 common equity	$544,748	$536,062
Tier 1 common equity to risk-weighted assets	10.79%	10.44%

The following table presents the Company’s capital adequacy information at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Risk-based capital:
Tier 1 capital	$745,619	$736,930
Supplementary (Tier 2) capital	90,549	91,546
Total risk-based capital	$836,168	$828,476
Risk-weighted assets:
Balance sheet items	$4,872,822	$4,969,531
Off-balance sheet items	177,850	165,007
Total risk-weighted assets	$5,050,672	$5,134,538
Ratios:
Tier 1 capital (minimum required - 4%)	14.76%	14.35%
Total capital (minimum required - 8%)	16.56%	16.14%
Leverage ratio	9.51%	9.11%
Equity to assets	11.41%	10.85%
Tangible common equity to assets	8.06%	7.61%

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

The new capital rules provide certain changes to the prompt corrective action regulations adopted by the agencies under Section 38 of the FDIA, as amended by FDICIA. These regulations are designed to place restrictions on U.S. insured depository institutions if their capital levels begin to show signs of weakness. The five capital categories established by the agencies under their prompt corrective action framework are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”. As of March 31, 2014 and December 31, 2013, the Company is “well capitalized” for regulatory purposes.

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

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2014, and December 31 2013:

	March 31 ,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.18%	8.57%	7.1%
Actual tier 1 capital	$715,591	$689,174	3.8%
Minimum capital requirement (4%)	$311,659	$321,551	-3.1%
Minimum to be well capitalized (5%)	$389,574	$401,939	-3.1%
Tier 1 Capital to Risk-Weighted Assets	14.22%	13.47%	5.6%
Actual tier 1 risk-based capital	$715,591	$689,174	3.8%
Minimum capital requirement (4%)	$201,248	$204,627	-1.7%
Minimum to be well capitalized (6%)	$301,871	$306,940	-1.7%
Total Capital to Risk-Weighted Assets	16.02%	15.26%	5.0%
Actual total risk-based capital	$805,900	$780,487	3.3%
Minimum capital requirement (8%)	$402,495	$409,253	-1.7%
Minimum to be well capitalized (10%)	$503,119	$511,567	-1.7%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2014 and December 31, 2013, the Company’s market capitalization for its outstanding common stock was $773.6 million ($17.19 per share) and $792.0 million ($17.34 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2014
March 31,2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30,2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. During the quarter ended March 31, 2014, the Company purchased 707,400 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during 2013. The number of shares that may yet be purchased under the $70 million program is estimated at 1,341,002 and was calculated by dividing the remaining balance of $23.1 million by $17.19 (closing price of the Company common stock at March 31, 2014).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2014 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$4,527	1.26%	$5,209	1.45%
+ 100 Basis points	$2,176	0.61%	$2,516	0.70%
- 50 Basis points	$(852)	-0.24%	$(851)	-0.24%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2014.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings, attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $166 thousand (notional amount of $40.3 million) and a derivative liability of $10.7 million (notional amount of $225.0 million) were recognized at March 31, 2014, related to the valuation of these swaps. Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2014, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.8 million (notional amounts of $16.6 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.8 million (notional amounts of $16.6 million). Refer to Note 7 of the unaudited consolidated financial statements for a description of these swaps.

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

At March 31, 2014, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $12.6 million (notional amounts of $23.8 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $12.1 million (notional amount of $22.9 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of March 31, 2014, the Company had $265 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $265 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of March 31, 2014, the Company had $1.010 billion in repurchase agreements and $712.9 million in brokered deposits.

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

As of March 31, 2014, the Company had approximately $624.6 million in unrestricted cash and cash equivalents, $235.7 million in investment securities that are not pledged as collateral, $614 million in borrowing capacity at the FHLB-NY and $861 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d -15 (f) under the Exchange Act) during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2013. In addition to other information set forth in this report, you should carefully consider the risk factors included in the Company’s annual report on Form 10-K, as updated by this report or other filings the Company makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to the Company at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

We rely on the services of third parties for our banking, information technology, telecommunications, and mortgage loan servicing infrastructure, and any failure, interruption or termination of such services or systems could have a material adverse affect on our financial condition and results of operations.

Our business relies on the secure, successful and uninterrupted functioning of our banking, information technology, telecommunications, and mortgage loan servicing infrastructure. We outsource some of our major systems, such as customer data and deposit processing, mortgage loan servicing, Internet and mobile banking, and electronic fund transfer systems. The failure or interruption of such systems, or the termination of a third-party software license or mortgage servicing, or any service agreement on which any of these systems or services is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such systems fail or experience interruptions.

We periodically sell or securitize our mortgage loans while retaining the obligation to perform the servicing of such loans.  Although we are the master servicer of our mortgage loan portfolios, we outsource our servicing functions pursuant to a subservicing arrangement with a third party in Puerto Rico. The termination or interruption of such subservicing arrangement, without a feasible substitute or successor, could adversely affect our financial condition and results of operations. In addition, because the FDIC has the right to refuse or delay payment for loan and lease losses if the shared-loss agreements are not performed by us in accordance with their terms, any such termination or interruption of the subservicing of the covered loans that we acquired in the FDIC-assisted acquisition could adversely affect our ability to comply with such terms.

If sustained or repeated, a failure, denial or termination of such systems or services could result in a deterioration of our ability to process new loans, service existing loans, gather deposits and/or provide customer service.  It could also compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability. Any of the foregoing could have a material adverse effect on our financial condition and results of operations.

A credit default or ratings downgrade on the Puerto Rico government’s debt obligations could adversely affect the value of our loans to the government of Puerto Rico and our investment portfolio of Puerto Rico government bonds.

Even though the economy of Puerto Rico is closely related to the economy of the rest of the United States, prevailing economic conditions and the fiscal situation of the government of Puerto Rico led Standard & Poor’s, Moody’s and Fitch to downgrade general obligations and certain other bonds of the Puerto Rico government to levels below investment grade.

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

At March 31, 2014, we had approximately $766.7 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $718.8 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many receive appropriations or other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as required for the payment of all of its general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

Furthermore, as of March 31, 2014, we had approximately $42.4 million in obligations issued and guaranteed by the Puerto Rico government, including certain instrumentalities or public corporations, as part of our investment securities portfolio. We continue to closely monitor the economic and fiscal situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Approximately 43% of our Puerto Rico government loans and obligations mature in the next 12 months or less. At March 31, 2014, we also had deposits of approximately $367.4 million from the government of Puerto Rico.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On June 29, 2011, the Company announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $70 million of the Company’s common stock in the open market.

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended March 31, 2014, the Company purchased approximately 707,400 additional shares under this program for a total of $10.4 million, at an average price of $14.66 per share.

The following table presents the shares repurchased for each month in the quarter ended March 31, 2014, excluding the month ended March 31, 2014, during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
January 1-31, 2014	57,700	$14.73	57,700	$32,593
February 1-28, 2014	649,700	14.66	649,700	23,052
March 1-31, 2014	-	-	-	23,052
Quarter ended March 31, 2014	707,400	$14.66	707,400	$23,052

The number of shares that may yet be purchased under the current $70 million program is estimated at 1,341,002, and was calculated by dividing the remaining balance of $23.1 million by $17.19 (closing price of the Company’s common stock at March 31, 2014). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended March 31, 2014.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.                                                                            Description of Document:

 10.1   Amendment to Technology Outsourcing Agreement between the Company and Metavante Corporation.(1)

 31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

 (1)         Incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K filed with the SEC on March 3, 2014. Portions of this exhibit have been omitted pursuant to a request for confidential treatment

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 9, 2014
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: May 9, 2014
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ César A. Ortiz	Date: May 9, 2014
César A. Ortiz
Senior Vice President and Chief Accounting Officer