Form 10-Q
period 2014-06-30
OFG BANCORP
filed 2014-08-08
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

 45,060,088 common shares ($1.00 par value per share) outstanding as of July 31, 2014

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

•      a credit default or potential restructuring by the Commonwealth of Puerto Rico or any of its agencies, municipalities or instrumentalities;

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

Puerto Rico;

•      the performance of the securities markets;

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$588,257	$614,302
Money market investments	8,228	6,967
Total cash and cash equivalents	596,485	621,269
Restricted cash	15,170	82,199
Securities purchased under agreements to resell	-	60,000
Investments:
Trading securities, at fair value, with amortized cost of $2,419 (December 31, 2013 - $2,448)	1,613	1,869
Investment securities available-for-sale, at fair value, with amortized cost of $1,385,438 (December 31, 2013 - $1,575,043)	1,418,958	1,588,425
Investment securities held-to-maturity, at amortized cost, with fair value of $26,844	26,706	-
Federal Home Loan Bank (FHLB) stock, at cost	24,381	24,450
Other investments	65	65
Total investments	1,471,723	1,614,809
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	14,792	46,529
Non-covered loans, net of allowance for loan and lease losses of $60,360 (December 31, 2013 - $54,298)	4,586,904	4,615,929
Covered loans, net of allowance for loan and lease losses of $59,515 (December 31, 2013 - $52,729)	334,344	356,961
Total loans, net	4,936,040	5,019,419
Other assets:
FDIC indemnification asset	143,660	189,240
Foreclosed real estate covered under shared-loss agreements with the FDIC	46,609	33,209
Foreclosed real estate not covered under shared-loss agreements with the FDIC	55,626	56,815
Accrued interest receivable	22,508	18,734
Deferred tax asset, net	123,298	137,564
Premises and equipment, net	82,167	82,903
Customers' liability on acceptances	17,581	23,042
Servicing assets	13,655	13,801
Derivative assets	9,558	20,502
Goodwill	86,069	86,069
Other assets	89,996	98,440
Total assets	$7,710,145	$8,158,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,135,369	2,138,005
Savings accounts	1,226,749	1,194,567
Time deposits	1,779,115	2,050,693
Total deposits	5,141,233	5,383,265
Borrowings:
Securities sold under agreements to repurchase	1,012,233	1,267,618
Advances from FHLB	360,240	336,143
Subordinated capital notes	100,797	100,010
Other borrowings	3,837	3,663
Total borrowings	1,477,107	1,707,434
Other liabilities:
Derivative liabilities	13,617	14,937
Acceptances executed and outstanding	17,581	23,042
Accrued expenses and other liabilities	135,405	144,424
Total liabilities	6,784,943	7,273,102
Commitments and contingencies (See Note 16)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2013 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2013 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,729,772 shares issued:
45,022,823 shares outstanding (December 31, 2013 - 52,707,023; 45,676,922)	52,730	52,707
Additional paid-in capital	538,936	538,071
Legal surplus	66,438	61,957
Retained earnings	160,055	133,629
Treasury stock, at cost, 7,706,949 shares (December 31, 2013 - 7,030,101 shares)	(90,712)	(80,642)
Accumulated other comprehensive income, net of tax of $1,134 (December 31, 2013 - -$831)	21,755	3,191
Total stockholders’ equity	925,202	884,913
Total liabilities and stockholders’ equity	$7,710,145	$8,158,015
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	Quarter Ended June 30,
			Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest income:
Non-covered loans	$88,064	$91,105	$173,307	$171,912
Covered loans	24,879	23,999	48,267	44,228
Total interest income from loans	112,943	115,104	221,574	216,140
Mortgage-backed securities	11,984	9,080	24,400	19,898
Investment securities and other	973	2,118	3,000	4,436
Total interest income	125,900	126,302	248,974	240,474
Interest expense:
Deposits	9,165	9,487	18,143	19,423
Securities sold under agreements to repurchase	7,372	7,109	14,784	14,357
Advances from FHLB and other borrowings	2,289	2,241	4,583	3,955
Subordinated capital notes	996	1,170	1,988	2,830
Total interest expense	19,822	20,007	39,498	40,565
Net interest income	106,078	106,295	209,476	199,909
Provision for non-covered loan and lease losses	13,220	37,527	23,282	45,443
Provision for covered loan and lease losses, net	1,595	1,211	3,224	1,883
Total provision for loan and lease losses	14,815	38,738	26,506	47,326
Net interest income after provision for loan and lease losses	91,263	67,557	182,970	152,583
Non-interest income:
Banking service revenue	9,995	12,705	20,552	24,345
Wealth management revenue	7,336	8,030	14,203	15,690
Mortgage banking activities	1,554	3,827	3,249	6,963
Total banking and financial service revenues	18,885	24,562	38,004	46,998
FDIC shared-loss expense, net:
FDIC indemnification asset	(17,499)	(19,225)	(35,121)	(31,425)
True-up payment obligation	(856)	(740)	(1,721)	(1,411)
	(18,355)	(19,965)	(36,842)	(32,836)
Net gain (loss) on:
Sale of securities	-	-	4,366	-
Derivatives	(247)	(164)	(470)	(934)
Early extinguishment of debt	-	-	-	1,061
Other non-interest income	224	2,302	678	2,349
Total non-interest income, net	507	6,735	5,736	16,638

Non-interest expense:
Compensation and employee benefits	20,707	24,089	42,494	47,338
Professional and service fees	3,512	5,375	7,719	11,853
Occupancy and equipment	8,605	8,066	16,914	17,282
Insurance	2,333	2,723	4,407	5,401
Electronic banking charges	4,796	4,065	9,449	7,763
Information technology expenses	1,485	2,335	3,300	4,979
Advertising, business promotion, and strategic initiatives	1,669	1,670	3,450	3,079
Merger and restructuring charges	-	5,273	-	10,808
Foreclosure, repossession and other real estate expenses	6,554	3,717	12,941	6,900
Loan servicing and clearing expenses	1,669	1,884	3,728	3,360
Taxes, other than payroll and income taxes	3,776	5,132	7,511	7,754
Communication	813	835	1,770	1,699
Printing, postage, stationary and supplies	645	851	1,200	2,017
Director and investor relations	293	377	544	613
Other	2,991	2,295	5,825	4,452
Total non-interest expense	59,848	68,687	121,252	135,298
Income before income taxes	31,922	5,605	67,454	33,923
Income tax expense (benefit)	10,613	(31,934)	22,398	(24,808)
Net income	21,309	37,539	45,056	58,731
Less: dividends on preferred stock	(3,466)	(3,466)	(6,931)	(6,931)
Income available to common shareholders	$17,843	$34,073	$38,125	$51,800
Earnings per common share:
Basic	$0.40	$0.75	$0.84	$1.14
Diluted	$0.38	$0.68	$0.80	$1.05
Average common shares outstanding and equivalents	52,352	52,968	52,476	52,929
Cash dividends per share of common stock	$0.08	$0.06	$0.16	$0.12

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

			Six-Month Period Ended June 30,
	Quarter Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$21,309	$37,539	$45,056	$58,731
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	14,941	(35,576)	24,504	(46,568)
Realized gain on investment securities included in net income	-	-	(4,366)	-
Unrealized gain on cash flow hedges	14	3,016	391	4,477
Other comprehensive income (loss) before taxes	14,955	(32,560)	20,529	(42,091)
Income tax effect	(1,221)	1,275	(1,965)	1,977
Other comprehensive income (loss) after taxes	13,734	(31,285)	18,564	(40,114)
Comprehensive income	$35,043	$6,254	$63,620	$18,617

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	Six-Month Period Ended June 30,
	2014	2013
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,707	52,671
Exercised stock options	23	18
Balance at end of period	52,730	52,689
Additional paid-in capital:
Balance at beginning of period	538,071	537,453
Stock-based compensation expense	946	888
Exercised stock options	242	167
Lapsed restricted stock units	(323)	(364)
Common stock issuance costs	-	(16)
Preferred stock issuance costs	-	(23)
Balance at end of period	538,936	538,105
Legal surplus:
Balance at beginning of period	61,957	52,143
Transfer from retained earnings	4,481	5,763
Balance at end of period	66,438	57,906
Retained earnings:
Balance at beginning of period	133,629	70,734
Net income	45,056	58,731
Cash dividends declared on common stock	(7,218)	(5,479)
Cash dividends declared on preferred stock	(6,931)	(6,931)
Transfer to legal surplus	(4,481)	(5,763)
Balance at end of period	160,055	111,292
Treasury stock:
Balance at beginning of period	(80,642)	(81,275)
Stock repurchased	(10,393)	-
Lapsed restricted stock units	323	364
Stock used to match defined contribution plan	-	77
Balance at end of period	(90,712)	(80,834)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	3,191	55,880
Other comprehensive income (loss), net of tax	18,564	(40,114)
Balance at end of period	21,755	15,766
Total stockholders’ equity	$925,202	$870,924

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	Six-Month Period Ended June 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$45,056	$58,731
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	1,330	486
Amortization of fair value discounts on acquired loans	6,884	3,504
Amortization of investment securities premiums, net of accretion of discounts	203	12,624
Amortization of core deposit and customer relationship intangibles	1,085	1,288
Amortization of fair value premiums on acquired deposits	2,908	9,649
FDIC shared-loss expense, net	36,842	32,836
Depreciation and amortization of premises and equipment	4,826	5,265
Deferred income tax expense (benefit), net	13,211	(30,776)
Provision for covered and non-covered loan and lease losses, net	26,506	47,326
Stock-based compensation	946	888
(Gain) loss on:
Sale of securities	(4,366)	-
Sale of mortgage loans held-for-sale	(2,447)	(1,771)
Derivatives	646	934
Early extinguishment of debt	-	(1,061)
Foreclosed real estate	5,052	3,109
Sale of other repossessed assets	3,305	465
Sale of premises and equipment	(10)	-
Originations of loans held-for-sale	(86,058)	(179,127)
Proceeds from sale of loans held-for-sale	47,834	68,809
Net (increase) decrease in:
Trading securities	256	(1,714)
Accrued interest receivable	(3,774)	46
Servicing assets	146	(2,199)
Other assets	11,651	20,737
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(932)	(995)
Accrued expenses and other liabilities	(16,247)	12,093
Net cash provided by operating activities	94,853	61,147
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(217,974)	(17,802)
Investment securities held-to-maturity	(26,707)	-
FHLB stock	(76,725)	(12,465)
Maturities and redemptions of:
Investment securities available-for-sale	295,013	313,866
FHLB stock	76,794	28,720
Proceeds from sales of:
Investment securities available-for-sale	163,235	75,660
Foreclosed real estate and other repossessed assets	22,991	31,131
Premises and equipment	20	1,667
Origination and purchase of loans, excluding loans held-for-sale	(347,691)	(422,590)
Principal repayment of loans, including covered loans	339,102	528,274
Reimbursements from the FDIC on shared-loss agreements	18,700	18,696
Additions to premises and equipment	(4,100)	(6,237)
Net change in securities purchased under agreements to resell	60,000	80,000
Net change in restricted cash	67,029	8,990
Net cash provided by investing activities	369,687	627,910

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013 – (Continued)

	Six-Month Period Ended June 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(235,062)	(36,125)
Short term borrowings	-	(92,210)
Securities sold under agreements to repurchase	(255,000)	(381,358)
FHLB advances, federal funds purchased, and other borrowings	24,279	(231,617)
Subordinated capital notes	787	(46,017)
Exercise of stock options and restricted units lapsed, net	265	185
Purchase of treasury stock	(10,393)	-
Termination of derivative instruments	-	(858)
Dividends paid on preferred stock	(6,931)	(6,931)
Dividends paid on common stock	(7,269)	(5,479)
Other financing activities	-	(39)
Net cash used in financing activities	(489,324)	(800,449)
Net change in cash and cash equivalents	(24,784)	(111,392)
Cash and cash equivalents at beginning of period	621,269	855,235
Cash and cash equivalents at end of period	$596,485	$743,843
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$42,667	$40,491
Income taxes paid	$319	$378
Mortgage loans securitized into mortgage-backed securities	$46,505	$89,590
Transfer from loans to foreclosed real estate and other repossessed assets	$47,852	$45,714
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$473	$40,328
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$26,376	$-
Securities sold but not yet delivered	$-	$16,732

See notes to unaudited consolidated financial statements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services. On April 25, 2013, the Company changed its corporate name from Oriental Financial Group Inc. to OFG Bancorp.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On December 18, 2012, the Company acquired a group of Puerto Rico based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” The businesses acquired in the BBVAPR Acquisition were integrated with the Company’s existing business.

Recent Accounting Developments

On March 14, 2014, the FASB issued guidance that amended the Master Glossary of the Accounting Standards Codification (“ASC”), including technical corrections related to glossary links, glossary term deletions, and glossary term name changes. In addition, this guidance included more substantive, limited-scope improvements to reduce instances of the same term appearing multiple times in the Master Glossary with similar, but not entirely identical, definitions. These are items that represent narrow and incremental improvements to U.S. GAAP and are not purely technical corrections and affect a wide variety of Topics in the ASC. The amendments in this guidance apply to all reporting entities within the scope of the affected accounting guidance and are effective upon issuance for both public entities and non-public entities. The Company adopted this guidance upon issuance with no impact on our financial position and results of operations.

On June 19, 2014, the FASB issued updated guidance on the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. This guidance seeks to resolve the diversity in practice that exists when accounting for share-based payments. In particular, this guidance requires a performance target that affects vesting and that could be achieved after the requisite service period to be treated as a performance conditions. For all entities, this guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. We are currently evaluating the impact, if any, that the adoption of this guidance will have on our financial position or results of operations.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the three months and six months ended June 30, 2014 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	June 30,	December 31,
	2014	2013
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Securities sold under agreements to repurchase	$-	$67,029
Derivatives	2,980	2,980
Obligations under agreement of loans sold with recourse	12,190	12,190
	$15,170	$82,199

The Company delivers cash as collateral to meet margin calls for some long term securities sold under agreements to repurchase. At December 31, 2013, the Company had $67.0 million in cash pledged as collateral for securities sold under agreements to repurchase. At June 30, 2014, the Company did not have cash pledged as collateral for securities sold under agreements to repurchase.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At both June 30, 2014 and December 31, 2013, the Company had delivered $3.0 million of cash as collateral for such derivatives activities.

As part of the BBVAPR Acquisition, the Company assumed various contracts with the Federal National Mortgage Association (“FNMA”) which required collateral to guarantee the repurchase, if necessary, of certain mortgage loans sold with recourse. At June 30, 2014 and December 31, 2013, the Company had $12.2 million of cash pledged as collateral for such recourse obligations.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2014 and December 31, 2013, money market instruments included as part of cash and cash equivalents amounted to $8.2 million and $7.0 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2013, securities purchased under agreements to resell amounted to $60.0 million. At June 30, 2014, there were no securities purchased under agreements to resell.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,070,034	$44,076	$1,992	$1,112,118	3.10%
GNMA certificates	5,560	389	21	5,928	4.92%
CMOs issued by US government-sponsored agencies	200,111	306	3,786	196,631	1.79%
Total mortgage-backed securities	1,275,705	44,771	5,799	1,314,677	2.90%
Investment securities
US Treasury securities	9,000	-	-	9,000	0.01%
Obligations of US government-sponsored agencies	74,613	-	38	74,575	0.17%
Obligations of Puerto Rico government and political subdivisions	22,391	-	5,591	16,800	5.32%
Other debt securities	3,729	177	-	3,906	2.95%
Total investment securities	109,733	177	5,629	104,281	1.30%
Total securities available for sale	$1,385,438	$44,948	$11,428	$1,418,958	2.77%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	26,706	138	-	26,844	2.52%
Total	$1,412,144	$45,086	$11,428	$1,445,802	2.77%

	December 31, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,190,910	$33,089	$6,669	$1,217,330	2.93%
GNMA certificates	7,406	433	24	7,815	4.92%
CMOs issued by US government-sponsored agencies	220,801	407	6,814	214,394	1.78%
Total mortgage-backed securities	1,419,117	33,929	13,507	1,439,539	2.76%
Investment securities
Obligations of US government-sponsored agencies	10,691	-	42	10,649	1.21%
Obligations of Puerto Rico government and political subdivisions	121,035	-	6,845	114,190	4.38%
Other debt securities	24,200	167	320	24,047	3.46%
Total investment securities	155,926	167	7,207	148,886	2.99%
Total securities available-for-sale	$1,575,043	$34,096	$20,714	$1,588,425	2.89%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at June 30, 2014, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$24,631	$25,109	$-	$-
Total due after 5 to 10 years	24,631	25,109	-	-
Due after 10 years
FNMA and FHLMC certificates	1,045,403	1,087,009	26,706	26,844
GNMA certificates	5,560	5,928	-	-
CMOs issued by US government-sponsored agencies	200,111	196,631	-	-
Total due after 10 years	1,251,074	1,289,568	26,706	26,844
Total mortgage-backed securities	1,275,705	1,314,677	26,706	26,844
Investment securities
Due in less than one year
US Treasury securities	9,000	9,000	-	-
Obligations of US government and sponsored agencies	66,000	66,000	-	-
Total due in less than one year	75,000	75,000	-	-
Due from 1 to 5 years
Obligations of Puerto Rico government and political subdivisions	11,927	9,543	-	-
Total due from 1 to 5 years	11,927	9,543	-	-
Due after 5 to 10 years
Obligations of US government and sponsored agencies	8,613	8,575	-	-
Total due after 5 to 10 years	8,613	8,575	-	-
Due after 10 years
Obligations of Puerto Rico government and political subdivisions	10,464	7,257	-	-
Other debt securities	3,729	3,906	-	-
Total due after 10 years	14,193	11,163	-	-
Total investment securities	109,733	104,281	-	-
Total securities available-for-sale	$1,385,438	$1,418,958	$26,706	$26,844

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, obligations of the Puerto Rico government and its political subdivisions included a $98.7 million principal amount, LIBOR floating rate bond with a maturity date of July 1, 2024, that was subject to mandatory tender for purchase by the end of the third year anniversary of the closing date, which was June 1, 2014. The bond was also subject to optional demand tender for purchase upon the occurrence and continuance of certain events, including (among others) the withdrawal, suspension or reduction below investment grade of the credit rating on any general obligation of the Commonwealth by any of the three major rating agencies. This bond was repaid by the issuer on March 17, 2014.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the six-month period ended June 30, 2014, the Company sold $48.1 million of available-for-sale Government National Mortgage Association (“GNMA”) certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period. In addition, during the six-month period ended June 30, 2014, certain available-for-sale securities were sold to realize gains and to invest the proceeds in other investment securities with attractive yields and terms that protect the Company’s net interest margin.

For the six-month period ended June 30, 2014 the Company recorded a net gain on sale of securities of $4.4 million. The tables below present the gross realized gains by category for such period. There was no realized gain or loss for the six-month period ended June 30, 2013.

	Six-Month Period Ended June 30, 2014
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	48,077	48,077	-	-
Total	$163,235	$158,869	$4,366	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2014 and December 31, 2013:

	June 30, 2014
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$156,542	$3,734	$152,808
FNMA and FHLMC certificates	190,630	1,992	188,638
Obligations of Puerto Rico government and political subdivisions	22,391	5,591	16,800
GNMA certificates	199	21	178
	$369,762	$11,338	$358,424

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$16,365	$52	$16,313
Obligations of US government and sponsored agencies	8,613	38	8,575
	$24,978	$90	$24,888

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$172,907	$3,786	$169,121
FNMA and FHLMC certificates	190,630	1,992	188,638
Obligations of Puerto Rico government and political subdivisions	22,391	5,591	16,800
Obligations of US government and sponsored agencies	8,613	38	8,575
GNMA certificates	199	21	178
	$394,740	$11,428	$383,312

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company performs valuations of the investment securities on a monthly basis. Moreover, the Company conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Any portion of a decline in value associated with credit loss is recognized in income with the remaining noncredit-related component recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while the Company believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

Most of the investments in an unrealized loss position at June 30, 2014 ($372.3 million or 94%) consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments in an unrealized loss position at June 30, 2014 ($22.4 million or 6%) consist of obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities. The recent decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population.  Moreover, uncertainty in regards to the impact of the recently enacted Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) and the related subsequent negative rating decisions taken by the credit rating agencies has affected the market value of these securities. As of June 30, 2014, the Company analyzed these investments and considered several factors that, in the Company’s view, support the ability of the Commonwealth and the particular political subdivisions or instrumentalities to continue servicing their debt obligations. Such factors include (i) the collateralization and sources of repayment for such debt obligations; (ii) the government’s efforts to increase revenues and reduce expenses to tackle its recurrent budget deficits; (iii) the Commonwealth’s constitutional framework that provides that “public debt” constitutes a first claim on available Commonwealth resources; and (iv) the Commonwealth’s compliance and commitment to its contractual debt obligations. In addition, the Company believes it is probable that it will collect all amounts due according to the contractual terms of its Puerto Rico government bonds. Based on these factors, the Company expects that such bonds will be repaid in full when due, and given that the Company does not have the intent to sell any such bonds in an unrealized loss position, the Company does not consider them to be other-than-temporarily impaired as of June 30, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

The Company’s loan portfolio is composed of covered loans and non-covered loans. Covered loans are subject to loss sharing agreements with the FDIC and non-covered loans are not subject to FDIC loss sharing agreements. The risks of covered loans are different from the risks of non-covered loans because of the loss protection provided by the FDIC to covered loans. Loans acquired in the BBVAPR Acquisition are included as non-covered loans in the unaudited consolidated statements of financial condition. Non-covered loans are further subdivided between originated and other loans, acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium), and acquired loans accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy).

The composition of the Company’s loan portfolio at June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$788,001	$766,265
Commercial	1,183,172	1,127,657
Consumer	161,538	127,744
Auto and leasing	508,034	379,874
	2,640,745	2,401,540
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	38,602	77,681
Consumer	49,604	56,174
Auto	238,399	301,584
	326,605	435,439
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	692,069	717,904
Commercial	508,530	545,117
Construction	123,743	126,427
Consumer	43,824	63,620
Auto	308,512	379,145
	1,676,678	1,832,213
	4,644,028	4,669,192
Deferred loan cost , net	3,236	1,035
Loans receivable	4,647,264	4,670,227
Allowance for loan and lease losses on non-covered loans	(60,360)	(54,298)
Loans receivable, net	4,586,904	4,615,929
Mortgage loans held-for-sale	14,792	46,529
Total non-covered loans, net	4,601,696	4,662,458
Covered loans:
Loans secured by 1-4 family residential properties	121,416	121,748
Construction and development secured by 1-4 family residential properties	18,566	17,304
Commercial and other construction	248,700	264,249
Consumer	5,177	6,119
Leasing	-	270
Total covered loans	393,859	409,690
Allowance for loan and lease losses on covered loans	(59,515)	(52,729)
Total covered loans, net	334,344	356,961
Total loans, net	$4,936,040	$5,019,419

During the six-month period ended June 30, 2014, the Company reclassified $26.4 million in mortgage loans held-for-sale to held-for-investment.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of June 30, 2014 and December 31, 2013 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$5,182	$2,540	$3,225	$10,947	$59,426	$70,373	$70
Years 2003 and 2004	5,503	1,905	2,929	10,337	51,945	62,282	-
Year 2005	6,775	2,959	6,783	16,517	69,352	85,869	89
Year 2006	10,562	3,781	5,278	19,621	94,765	114,386	-
Years 2007, 2008 and 2009	3,962	2,051	5,859	11,872	82,471	94,343	-
Years 2010, 2011, 2012, 2013 and 2014	3,345	2,745	5,432	11,522	184,150	195,672	339
	35,329	15,981	29,506	80,816	542,109	622,925	498
Non-traditional	1,997	1,128	2,655	5,780	32,254	38,034	-
Loss mitigation program	8,239	7,779	12,427	28,445	59,519	87,964	4,378
	45,565	24,888	44,588	115,041	633,882	748,923	4,876
Home equity secured personal loans	-	-	138	138	611	749	-
GNMA's buy-back option program	-	-	38,329	38,329	-	38,329	-
	45,565	24,888	83,055	153,508	634,493	788,001	4,876
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	90,886	90,886	-
Institutional	-	-	-	-	30,701	30,701	-
Middle market	685	-	638	1,323	139,902	141,225	-
Retail	1,634	494	6,198	8,326	148,862	157,188	-
Floor plan	-	-	-	-	1,680	1,680	-
Real estate	-	-	-	-	11,878	11,878	-
	2,319	494	6,836	9,649	423,909	433,558	-
Other commercial and industrial:
Corporate	-	-	-	-	61,329	61,329	-
Institutional	-	-	-	-	487,725	487,725	-
Middle market	-	760	-	760	80,034	80,794	-
Retail	536	149	1,343	2,028	75,728	77,756	-
Floor plan	-	-	-	-	42,010	42,010	-
	536	909	1,343	2,788	746,826	749,614	-
	2,855	1,403	8,179	12,437	1,170,735	1,183,172	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	345	236	271	852	15,034	15,886	-
Overdrafts	19	3	1	23	295	318	-
Personal lines of credit	57	1	129	187	1,789	1,976	-
Personal loans	1,227	535	677	2,439	123,981	126,420	-
Cash collateral personal loans	280	94	48	422	16,516	16,938	-
	1,928	869	1,126	3,923	157,615	161,538	-
Auto and leasing	37,047	13,620	6,953	57,620	450,414	508,034	-
Total	$87,395	$40,780	$99,313	$227,488	$2,413,257	$2,640,745	$4,876

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

At June 30, 2014, the increase in delinquencies in the consumer and the auto and leasing portfolios compared to December 31, 2013 is mainly attributed to the fact that non-performing loans of acquired non-covered loan portfolio were accounted for under ASC 310-30. Such portfolios are increasing as new originations are ramping up the balances outstanding. More than a year from the BBVAPR Acquisition, those portfolios are beginning to reflect normal delinquency levels as seasoned portfolios. At June 30, 2014, the increase in delinquencies in the mortgage portfolio compared to December 31, 2013 is mainly attributed to local economic conditions.

At June 30, 2014 and December 31, 2013, the Company had $476.3 million and $515.4 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. This entire amount was current at June 30, 2014.

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

The following tables present the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of June 30, 2014 and December 31, 2013, by class of loans:

	June 30, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Corporate	$-	$-	$-	$-	$2,999	$2,999	$-
Retail	-	-	506	506	2,051	2,557	-
Floor plan	-	-	101	101	3,846	3,947	-
	-	-	607	607	8,896	9,503	-
Other commercial and industrial
Corporate	-	-	94	94	2,916	3,010	-
Retail	254	92	556	902	10,518	11,420	-
Floor plan	51	68	119	238	14,431	14,669	-
	305	160	769	1,234	27,865	29,099	-
	305	160	1,376	1,841	36,761	38,602	-
Consumer
Credit cards	1,520	835	1,320	3,675	42,263	45,938	-
Personal loans	218	82	32	332	3,334	3,666	-
	1,738	917	1,352	4,007	45,597	49,604	-
Auto	11,603	4,325	1,566	17,494	220,905	238,399	-
Total	$13,646	$5,402	$4,294	$23,342	$303,263	$326,605	$-

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired loans that are part of the non-covered portfolio, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$ 2,676,008	$ 2,929,353
Less: Non-accretable discount	554,724	579,587
Cash expected to be collected	2,121,284	2,349,766
Less: Accretable yield	444,606	517,553
Carrying amount	$ 1,676,678	$ 1,832,213

At June 30, 2014 and December 31, 2013, the Company had $179.1 million and $180.5 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30. This entire amount was current at June 30, 2014.

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2014 and 2013, excluding covered loans:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$482,001	$542,741	$517,553	$590,409
Accretion	(39,714)	(54,427)	(79,983)	(102,095)
Transfer from non-accretable discount	2,319	7,747	7,036	7,747
Balance at end of period	$444,606	$496,061	$444,606	$496,061

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$563,294	$733,126	$579,587	$741,872
Principal losses	(6,251)	(11,738)	(17,827)	(20,484)
Transfer to accretable yield	(2,319)	(7,747)	(7,036)	(7,747)
Balance at end of period	$554,724	$713,641	$554,724	$713,641

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at June 30, 2014 and December 31, 2013 is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$607,144	$702,126
Less: Non-accretable discount	85,224	129,477
Cash expected to be collected	521,920	572,649
Less: Accretable yield	128,061	162,959
Carrying amount, gross	393,859	409,690
Less: Allowance for covered loan and lease losses	59,515	52,729
Carrying amount, net	$334,344	$356,961

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Accretable yield activity
Balance at beginning of period	$147,767	$174,107	$162,959	$188,008
Accretion	(24,880)	(23,999)	(48,268)	(44,228)
Transfer from non-accretable discount	5,174	17,024	13,370	23,352
Balance at end of period	$128,061	$167,132	$128,061	$167,132

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2014	2013
	(In thousands)
Non-accretable discount activity
Balance at beginning of period	$107,323	$214,236	$129,477	$237,555
Principal losses	(16,925)	(4,953)	(30,883)	(21,944)
Transfer to accretable yield	(5,174)	(17,024)	(13,370)	(23,352)
Balance at end of period	$85,224	$192,259	$85,224	$192,259

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,194	$3,428
Years 2003 and 2004	2,945	1,845
Year 2005	6,905	4,922
Year 2006	5,278	4,418
Years 2007, 2008 and 2009	5,860	4,511
Years 2010, 2011, 2012, 2013 and 2014	9,379	7,818
	33,561	26,942
Non-traditional	2,655	2,311
Loss mitigation program	16,084	18,792
	52,300	48,045
Home equity secured personal loans	138	138
	52,438	48,183
Commercial
Commercial secured by real estate
Middle market	10,345	11,895
Retail	9,823	7,208
	20,168	19,103
Other commercial and industrial
Middle market	760	1,134
Retail	2,578	2,485
Floor plan	-	108
	3,338	3,727
	23,506	22,830
Consumer
Credit cards	271	232
Overdrafts	1	-
Personal lines of credit	139	84
Personal loans	985	485
Cash collateral personal loans	58	4
	1,454	805
Auto and leasing	7,300	5,089
	$84,698	$76,907

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2014	2013
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$545	$956
Floor plan	101	101
	646	1,057
Other commercial and industrial
Corporate	94	97
Retail	588	1,371
Floor plan	120	18
	802	1,486
	1,448	2,543
Consumer
Credit cards	1,318	2,068
Personal loans	34	151
	1,352	2,219
Auto	1,680	1,608
	4,480	6,370
Total non-accrual loans	$89,178	$83,277

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

At June 30, 2014 and December 31, 2013, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $75.4 million and $66.5 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at June 30, 2014 and December 31, 2013 was as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$19,062	$19,937
Commercial	12,423	14,897
Consumer	7,887	6,006
Auto and leasing	11,127	7,866
Unallocated	139	375
	50,638	49,081
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	464	926
Consumer	338	-
Auto	2,642	1,428
	3,444	2,354
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	6,216	1,713
Consumer	62	418
Auto	-	732
	6,278	2,863
	60,360	54,298
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	14,924	12,495
Commercial and other construction	43,976	39,619
Consumer	615	615
	59,515	52,729
Total allowance for loan and lease losses	$119,875	$107,027

Non-Covered Loans

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Company’s control. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. Same analysis was performed for the commercial portfolio during the quarter ended June 30, 2014.  As a result, the period was changed to 24 months from the previously determined 12 months for auto and leasing and consumer.  For the commercial portfolio, a look back period of 12 months was maintained.  In addition, during the quarter ended June 30, 2014, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, more weight is been given to the environmental factors related to the economy, taking into consideration current evolution of the portfolio and expected impact, due to recent economic developments. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended June 30, 2014
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,511	$13,994	$7,135	$8,731	$136	$49,507
Charge-offs	(987)	(543)	(1,397)	(5,956)	-	(8,883)
Recoveries	88	115	244	2,136	-	2,583
Provision (recapture) for non-covered originated and other loan and lease losses	450	(1,143)	1,905	6,216	3	7,431
Balance at end of period	$19,062	$12,423	$7,887	$11,127	$139	$50,638

	Six-Month Period Ended June 30, 2014
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(2,201)	(962)	(2,235)	(10,601)	-	(15,999)
Recoveries	236	213	391	3,660	-	4,500
Provision (recapture) for non-covered originated and other loan and lease losses	1,090	(1,725)	3,725	10,202	(236)	13,056
Balance at end of period	$19,062	$12,423	$7,887	$11,127	$139	$50,638

	June 30, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,730	$2,114	$-	$-	$-	$9,844
Collectively evaluated for impairment	11,332	10,309	7,887	11,127	139	40,794
Total ending allowance balance	$19,062	$12,423	$7,887	$11,127	$139	$50,638
Loans:
Individually evaluated for impairment	$90,375	$28,910	$-	$-	$-	$119,285
Collectively evaluated for impairment	697,626	1,154,262	161,538	508,034	-	2,521,460
Total ending loan balance	$788,001	$1,183,172	$161,538	$508,034	$-	$2,640,745

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$22,889	$16,314	$1,313	$1,741	$77	$42,334
Charge-offs	(29,120)	(2,886)	(323)	(709)	-	(33,038)
Recoveries	-	234	43	209	-	486
Provision for non-covered originated and other loan and lease losses	27,606	3,961	1,309	2,400	643	35,919
Balance at end of period	$21,375	$17,623	$2,342	$3,641	$720	$45,701

	Six-Month Period Ended June 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(31,707)	(3,444)	(569)	(800)	-	(36,520)
Recoveries	-	262	107	216	-	585
Provision for non-covered originated and other loan and lease losses	31,990	3,733	1,948	3,692	352	41,715
Balance at end of period	$21,375	$17,623	$2,342	$3,641	$720	$45,701

	December 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,708	$1,431	$-	$-	$-	$10,139
Collectively evaluated for impairment	11,229	13,466	6,006	7,866	375	38,942
Total ending allowance balance	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Loans:
Individually evaluated for impairment	$84,494	$28,145	$-	$-	$-	$112,639
Collectively evaluated for impairment	681,771	1,099,512	127,744	379,874	-	2,288,901
Total ending loans balance	$766,265	$1,127,657	$127,744	$379,874	$-	$2,401,540

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended June 30, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$867	1	$504	$2,247	$-	$3,618
Charge-offs	(110)		(1,952)	(1,370)	-	(3,432)
Recoveries	30		124	535	-	689
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(323)		1,662	1,230	-	2,569
Balance at end of period	$464		$338	$2,642	$-	$3,444

	Six-Month Period Ended June 30, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$926	1	$-	$1,428	$-	$2,354
Charge-offs	(284)		(4,010)	(2,666)	-	(6,960)
Recoveries	30		224	985	-	1,239
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(208)		4,124	2,895	-	6,811
Balance at end of period	$464		$338	$2,642	$-	$3,444

	June 30, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	464	338	2,642	-	3,444
Total ending allowance balance	$464	$338	$2,642	$-	$3,444
Loans:
Collectively evaluated for impairment	38,602	49,604	238,399	-	326,605
Total ending loan balance	$38,602	$49,604	$238,399	$-	$326,605

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2013
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$386	$ 1	$-	$-	$-	$386
Charge-offs	(25)		(1,158)	(1,410)	-	(2,593)
Recoveries	-		637	886	-	1,523
Provision (recapture)for non-covered acquired loan and lease losses accounted for under ASC 310-20	563		521	524	-	1,608
Balance at end of period	$924		$-	$-	$-	$924

	Six-Month Period Ended June 30, 2013
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$-	$ 1	$-	$-	$-	$-
Charge-offs	(25)		(2,614)	(3,125)	-	(5,764)
Recoveries	-		844	2,116	-	2,960
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	949		1,770	1,009	-	3,728
Balance at end of period	$924		$-	$-	$-	$924

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	926	-	1428	-	2,354
Total ending allowance balance	$926	$-	$1,428	$-	$2,354
Loans:
Collectively evaluated for impairment	77,681	56,174	301,584	-	435,439
Total ending loan balance	$77,681	$56,174	$301,584	$-	$435,439

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended June 30, 2014
	Mortgage		Commercial		Construction		Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$2,653	1	$-	$ 1	$405	$-	$3,058
Provision(recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		3,563		-		(343)	-	3,220
Balance at end of period	$-		$6,216		$-		$62	$-	$6,278

	Six-Month Period Ended June 30, 2014
	Mortgage		Commercial		Construction		Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$1,713	1	$-	1	$418	$732	$2,863
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		4,503		-		(356)	(732)	3,415
Balance at end of period	$-		$6,216		$-		$62	$-	$6,278

Non-covered acquired loans accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded during the six-month period ended June 30, 2013.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $29.1 million and $28.4 million at June 30, 2014 and December 31, 2013, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $2.1 million and $1.4 million at June 30, 2014 and December 31, 2013, respectively. The total investment in impaired mortgage loans was $90.4 million and $84.5 million at June 30, 2014 and December 31, 2013, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $7.7 million and $8.7 million at June 30, 2014 and December 31, 2013, respectively.

The Company’s recorded investment in non-covered commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$4,580	$4,459	$2,114	47%
Residential troubled-debt restructuring	95,652	90,375	7,730	9%
Impaired loans with no specific allowance:
Commercial	31,599	24,451	N/A	N/A
Total investment in impaired loans	$131,831	$119,285	$9,844	8%

	December 31, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,600	$5,553	$1,431	26%
Residential troubled-debt restructuring	89,539	84,494	8,708	10%
Impaired loans with no specific allowance
Commercial	27,914	22,592	N/A	N/A
Total investment in impaired loans	$124,053	$112,639	$10,139	9%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s recorded investment in non-covered commercial loans categorized as non-covered acquired loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014
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

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$4,793	$4,277	$57	1%
Commercial	231,428	208,544	2,867	1%
Construction	45,912	40,550	3,330	8%
Consumer	51,145	43,824	24	0%
Total investment in impaired non-covered loan pools	$333,278	$297,195	$6,278	2%

	December 31, 2013

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$5,183	$4,718	$57	1%
Commercial	48,100	40,411	394	1%
Construction	21,526	17,818	1,319	7%
Consumer	73,043	63,606	361	1%
Auto	379,236	377,316	732	0%
Total investment in impaired non-covered loan pools	$527,088	$503,869	$2,863	1%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in non-covered commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended June 30,
	2014		2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$39	$7,200	$255	$17,049
Residential troubled-debt restructuring	663	90,445	682	83,081
Impaired loans with no specific allowance
Commercial	77	21,951	226	23,304
Total interest income from impaired loans	$779	$119,596	$1,163	$123,434

	Six-Month Period Ended Ended June 30,
	2014		2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$78	$6,729	$322	$17,789
Residential troubled-debt restructuring	1,270	88,749	1,273	80,914
Impaired loans with no specific allowance
Commercial	154	21,790	364	25,304
Total interest income from impaired loans	$1,502	$117,268	$1,959	$124,007

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended June 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	33	$5,001	6%	353	$4,965	4.12%	418
Commercial	1	73	7%	55	73	9.25%	36
Consumer	3	24	14%	77	24	13.98%	72

	Six-Month Period Ended June 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	$11,813	6%	349	$11,446	4.26%	390
Commercial	1	73	7%	55	73	9.25%	36
Consumer	8	66	13%	70	68	13.31%	68

	Quarter Ended June 30, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	42	$5,372	6%	355	$5,715	4.26%	420
Commercial	2	1,842	9%	87	1,842	4.00%	66
Consumer	2	18	14%	41	18	13.67%	60

	Six-Month Period Ended June 30, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	86	$10,555	7%	342	$11,288	4.59%	417
Commercial	2	1,842	9%	87	1,842	4.00%	66
Consumer	2	18	14%	41	18	13.67%	60

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2014 and 2013:

	Twelve-Month Period Ended June 30,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	22	$2,703	48	$6,414
Consumer	5	$101	2	$29

Credit Quality Indicators

The Company categorizes non-covered originated and other loans and acquired loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

The Company uses the following definitions for risk ratings:

Pass: Loans classified as “pass” have a well defined primary source of repayment very likely to be sufficient, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and capitalization better than industry standards.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	June 30, 2014
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$90,886	$90,886	$-	$-	$-	$-
Institutional	30,701	20,581	10,120	-	-	-
Middle market	141,225	121,532	6,726	-	-	12,967
Retail	157,188	142,415	1,382	2,233	-	11,158
Floor plan	1,680	1,579	101	-	-	-
Real estate	11,878	11,878	-	-	-	-
	433,558	388,871	18,329	2,233	-	24,125
Other commercial and industrial:
Corporate	61,329	61,329	-	-	-	-
Institutional	487,725	287,734	199,991	-	-	-
Middle market	80,794	73,967	3,428	389	-	3,010
Retail	77,756	73,753	259	1,969	-	1,775
Floor plan	42,010	40,910	299	801	-	-
	749,614	537,693	203,977	3,159	-	4,785
Total	1,183,172	926,564	222,306	5,392	-	28,910

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Corporate	2,999	2,999	-	-	-	-
Retail	2,557	2,091	-	466	-	-
Floor plan	3,947	3,947	-	-	-	-
	9,503	9,037	-	466	-	-
Other commercial and industrial:
Corporate	3,010	2,916	94	-	-	-
Retail	11,420	10,871	100	449	-	-
Floor plan	14,669	14,669	-	-	-	-
	29,099	28,456	194	449	-	-
Total	38,602	37,493	194	915	-	-
Total	$1,221,774	$964,057	$222,500	$6,307	$-	$28,910

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2014 and December 31, 2013, we had approximately $670.9 million and $763.4 million, respectively, of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $655.4 million and $696.0, respectively, were outstanding as of such dates. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all their general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

In the second quarter of 2014, the government enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which establishes procedures for the adjustment of certain public corporations’ debts.  The Recovery Act states in its preamble that it further promotes the central government’s public policy objectives of no longer providing financial support to public corporations and promoting their economic independence.  The Recovery Act, which is without precedent and is being challenged in federal court on constitutional grounds, has increased the level of uncertainty as to the rights of the affected public corporation’s creditors. As of June 30, 2014, we had approximately $382.9 million of credit facilities granted to public corporations authorized to initiate proceedings under the Recovery Act.

Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of the Puerto Rico Electric Power Authority (“PREPA”), a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of June 30, 2014, which matures on August 14, 2014 and is currently accruing. The bank syndicate and PREPA have executed a short term forbearance agreement that expires at the maturity of the line of credit pursuant to which the bank syndicate agreed to not exercise remedies in connection with certain defaults under the loan agreement to facilitate a dialogue with PREPA, which is actively ongoing, regarding the future of the line of credit. As of June 30, 2014, this credit facility has a rating of special mention.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	June 30, 2014
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$70,373	$59,428	$5,181	$2,498	$693	$649	$1,840	$84
Years 2003 and 2004	62,282	51,929	5,503	1,905	232	1,267	1,126	320
Year 2005	85,869	69,305	6,611	2,959	775	3,029	2,806	384
Year 2006	114,386	94,669	10,562	3,781	1,561	1,813	1,808	192
Years 2007, 2008 and 2009	94,343	82,470	3,962	2,051	1,130	2,186	2,143	401
Years 2010, 2011, 2012 2013 and 2014	195,672	173,113	1,979	1,515	246	1,843	1,344	15,632
	622,925	530,914	33,798	14,709	4,637	10,787	11,067	17,013
Non-traditional	38,034	32,254	1,997	1,128	263	1,270	1,073	49
Loss mitigation program	87,964	8,100	1,255	471	223	932	691	76,292
	748,923	571,268	37,050	16,308	5,123	12,989	12,831	93,354
Home equity secured personal loans	749	611	-	-	-	126	12	-
GNMA's buy-back option program	38,329	-	-	-	7,258	16,835	14,236	-
	788,001	571,879	37,050	16,308	12,381	29,950	27,079	93,354
Consumer
Credit cards	15,886	15,034	345	236	61	210	-	-
Overdrafts	318	295	19	3	-	1	-	-
Unsecured personal lines of credit	1,976	1,789	57	1	90	29	10	-
Unsecured personal loans	126,420	123,520	1,206	535	521	123	11	504
Cash collateral personal loans	16,938	16,516	280	94	48	-	-	-
	161,538	157,154	1,907	869	720	363	21	504
Auto and Leasing	508,034	450,414	37,047	13,620	4,588	2,365	-	-
	1,457,573	1,179,447	76,004	30,797	17,689	32,678	27,100	93,858
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	45,938	42,265	1,520	835	465	853	-	-
Personal loans	3,666	3,335	218	82	10	21	-	-
	49,604	45,600	1,738	917	475	874	-	-
Auto	238,399	220,905	11,603	4,325	965	601	-	-
	288,003	266,505	13,341	5,242	1,440	1,475	-	-
Total	$1,745,576	$1,445,952	$89,345	$36,039	$19,129	$34,153	$27,100	$93,858

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$76,512	$64,743	$6,594	$1,634	$868	$1,082	$1,458	$133
Years 2003 and 2004	65,117	56,283	4,722	1,938	56	1,437	352	329
Year 2005	89,541	74,016	8,414	2,119	1,198	3,037	573	184
Year 2006	120,322	99,243	12,055	4,312	1,148	2,755	515	294
Years 2007, 2008 and 2009	101,150	91,920	3,464	1,104	1,264	2,844	554	-
Years 2010, 2011, 2012 and 2013	149,546	134,577	3,192	1,609	115	974	989	8,090
	602,188	520,782	38,441	12,716	4,649	12,129	4,441	9,030
Non-traditional	42,102	35,168	3,217	1,162	-	1,324	833	398
Loss mitigation program	86,318	7,762	1,376	149	624	312	1,029	75,066
	730,608	563,712	43,034	14,027	5,273	13,765	6,303	84,494
Home equity secured personal loans	736	598	-	-	-	126	12	-
GNMA's buy-back option program	34,921	-	-	-	7,670	14,425	12,826	-
	766,265	564,310	43,034	14,027	12,943	28,316	19,141	84,494
Consumer
Credit cards	15,241	14,555	287	168	118	113	-	-
Overdrafts	372	322	46	4	-	-	-	-
Unsecured personal lines of credit	1,981	1,844	33	38	25	34	7	-
Unsecured personal loans	94,560	92,102	1,272	399	300	39	13	435
Cash collateral personal loans	15,590	15,223	324	43	-	-	-	-
	127,744	124,046	1,962	652	443	186	20	435
Auto and Leasing	379,874	339,817	25,532	9,437	3,397	1,691	-	-
	1,273,883	1,028,173	70,528	24,116	16,783	30,193	19,161	84,929
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	52,199	46,713	2,217	1,200	828	1,241	-	-
Personal loans	3,975	3,681	196	7	60	31	-	-
	56,174	50,394	2,413	1,207	888	1,272	-	-
Auto	301,584	283,825	12,534	3,616	1,095	514	-	-
	357,758	334,219	14,947	4,823	1,983	1,786	-	-
Total	$1,631,641	$1,362,392	$85,475	$28,939	$18,766	$31,979	$19,161	$84,929

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

The changes in the allowance for loan and lease losses on covered loans for the quarters and six-month periods ended June 30, 2014 and 2013 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of the period	$54,398	$52,974	$52,729	$54,124
Provision for covered loan and lease losses, net	1,595	1,211	3,224	1,883
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	3,522	(192)	3,562	(2,014)
Balance at end of the period	$59,515	$53,993	$59,515	$53,993

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

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014

	Unpaid	Recorded
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$141,951	$108,884	$14,923	14%
Construction and development secured by 1-4 family residential properties	63,615	18,566	7,799	42%
Commercial and other construction	124,506	77,980	36,178	46%
Consumer	9,184	4,912	615	13%
Total investment in impaired covered loan pools	$339,256	$210,342	$59,515	28%

	December 31, 2013

	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$52,142	$38,179	$12,495	33%
Construction and development secured by 1-4 family residential properties	66,037	17,304	6,866	40%
Commercial and other construction	209,566	111,946	32,753	29%
Consumer	10,512	5,857	615	11%
Total investment in impaired covered loan pools	$338,257	$173,286	$52,729	30%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6- FDIC INDEMNIFICATION ASSET AND TRUE-UP PAYMENT OBLIGATION

In connection with the FDIC assisted acquisition, the Bank and the FDIC entered into shared-loss agreements pursuant which the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties covered by the agreements.

The acquired loans, foreclosed real estate, and other repossessed properties subject to the shared-loss agreements are collectively referred to as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term of the shared-loss agreement covering single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term of the shared-loss agreement covering commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level. The FDIC indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters ended June 30, 2014 and 2013:

	Quarter ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$166,194	$283,124	$189,240	$302,295
Shared-loss agreements reimbursements from the FDIC	(10,464)	(12,046)	(18,700)	(18,696)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	3,522	(193)	3,562	(2,015)
FDIC shared-loss expense	(17,499)	(19,225)	(35,121)	(31,425)
Incurred expenses to be reimbursed under shared-loss agreements	1,907	1,719	4,679	3,220
Balance at end of period	$143,660	$253,379	$143,660	$253,379

True-up payment obligation:
Balance at beginning of period	$19,375	$16,167	$18,510	$15,496
FDIC shared-loss expense	856	740	1,721	1,411
Balance at end of period	$20,231	$16,907	$20,231	$16,907

The FDIC shared-loss expense increased as the Company continues to forecast better performance and cash flows from covered loans than previously expected resulting in a minor increase in the amortization of the FDIC indemnification asset.

The FDIC shared-loss expense of $18.4 million and $36.8 million for the quarter and six-month period ended June 30, 2014 compared to $20.0 million and $32.8 million for the same periods in 2013. These changes were caused by the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. Forecasted losses show a decreasing trend during the six-month period ended June 30, 2014 as compared to the projections in 2013. The reduction in claimable losses amortizes the FDIC indemnification asset through the shorter of the life of the shared loss agreement or the loan holding period. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter and six-month period ended June 30, 2014, the net amortization included $1.6 million and $5.1 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction, commercial, and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. The majority of the FDIC indemnification asset, $98.9 million, is recorded for projected claimable losses on non-single family residential loans whose loss share period ends in the second quarter of 2015, although the period during which recoveries are shared extends for an additional three-years.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Also in connection with the FDIC assisted acquisition, the Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $20.2 million and $18.5 million, net of discount, as of June 30, 2014 and December 31, 2013, respectively. The estimated liability is included within other liabilities in the unaudited consolidated statements of financial condition.

NOTE 7 —  DERIVATIVE ACTIVITIES

During the quarter and six-month period ended June 30, 2014, losses of $247 thousand and $470 thousand, respectively, were recognized and reflected as “Derivative Activities” in the unaudited consolidated statements of operations. During the quarter and six-month period ended June 30, 2013, losses of $164 thousand and $934 thousand, respectively, were recognized.

The following table presents the Company’s derivative assets and liabilities at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$6,580	$16,430
Interest rate swaps designated as cash flow hedges	-	850
Interest rate swaps not designated as hedges	2,728	2,861
Interest rate caps	249	319
Other	1	42
	$9,558	$20,502
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	10,515	11,757
Interest rate swaps not designated as hedges	2,728	2,861
Interest rate caps	249	319
Other	125	-
	$13,617	$14,937

Interest Rate Swaps

The Company enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions, are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of our cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Company does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to earnings in the next twelve months.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at June 30, 2014:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	39,961	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$264,961

An unrealized loss of $10.5 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2014, and the related asset and liability are being reflected in the accompanying unaudited consolidated statements of financial condition.

At June 30, 2014 and December 31, 2013, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.7 million and $2.9 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At June 30, 2014 and December 31, 2013, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.7 million and $2.9 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at June 30, 2014:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,049	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,549

Interest Rate Swaps - Mirror Image Derivatives	$4,049	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,549

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2014 and December 31, 2013, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $6.6 million (notional amount of $14.0 million) and $16.4 million (notional amount of $28.0 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $6.4 million (notional amount of $13.4 million) and $15.7 million (notional amount of $26.9 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $110.0 million at both June 30, 2014 and December 31, 2013. At June 30, 2014 and December 31, 2013, the interest rate caps sold to clients represented a liability of $249 thousand and $319 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At June 30, 2014 and December 31, 2013, the interest rate caps purchased as mirror-images represented an asset of $249 thousand and $319 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2014 and December 31, 2013 consists of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Non-covered loans	$18,098	$13,378
Investments	4,410	5,356
	$22,508	$18,734

Other assets at June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Prepaid expenses	$17,423	$15,439
Core deposit and customer relationship intangibles	10,829	11,912
Other repossessed assets	16,875	12,583
Mortgage tax credits	2,621	8,706
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	41,165	48,717
	$89,996	$98,440

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid expenses amounting to $19.6 million and $15.4 million at June 30, 2014 and December 31, 2013, respectively, include prepaid municipal, property and income taxes aggregating to $14.2 million and $9.6 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2014 and December 31, 2013, this core deposit intangible amounted to $7.1 million and $7.8 million, respectively. In addition, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition as of December 31, 2012. At June 30, 2014 and December 31, 2013, this customer relationship intangible amounted to $3.7 million and $4.1million, respectively.

Other repossessed assets totaled $16.9 million and $12.6 million at June 30, 2014 and December 31, 2013, respectively, include repossessed automobiles amounting to $16.8 million and $12.3 million, respectively.

At June 30, 2014 and December 31, 2013, tax credits for the Company totaled $2.6 million and $8.7 million, respectively. These tax credits do not have an expiration date.

NOTE 9 —  DEPOSITS AND RELATED INTEREST

Total deposits as of June 30, 2014 and December 31, 2013 consist of the following:

	June 30,	December 31,
	2014	2013
	(In thousands)
Non-interest bearing demand deposits	$731,294	$744,327
Interest-bearing savings and demand deposits	2,540,229	2,489,971
Individual retirement accounts	323,127	347,262
Retail certificates of deposit	519,150	598,367
Institutional certificates of deposit	308,958	375,224
Total core deposits	4,422,758	4,555,151
Brokered deposits	718,475	828,114
Total deposits	$5,141,233	$5,383,265

Brokered deposits include $627.9 million in certificates of deposits and $90.6 million in money market accounts at June 30, 2014, and $729.8 million in certificates of deposits and $98.3 million in money market accounts at December 31, 2013.

The weighted average interest rate of the Company’s deposits was 0.70% at June 30, 2014 and 0.73% at December 31, 2013, inclusive of non-interest bearing deposits of $731.3 million and $744.3 million, respectively. Interest expense for the quarters and six-month periods ended June 30, 2014 and 2013 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Demand and savings deposits	$4,804	$5,435	$9,832	$11,398
Certificates of deposit	4,361	4,052	8,311	8,025
	$9,165	$9,487	$18,143	$19,423

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2014 and December 31, 2013, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $101.8 million and $93.1 million, respectively, with a weighted average rate of 0.77% in both years, and were collateralized with investment securities with a fair value of $81.8 million and $67.5 million, respectively.

At June 30, 2014 and December 31, 2013, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $719.2 million and $845.8 million, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $22.1 million and $26.7 million, respectively, at a weighted average rate of 0.53% at June 30, 2014 and 0.32% at December 31, 2013.

At June 30, 2014 and December 31, 2013, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $362.8 million and $328.6 million, respectively. These public funds were collateralized with commercial loans amounting to $454.5 million at June 30, 2014, and with investment securities with a fair value of $97.8 million and commercial loans amounting to $549.0 million at December 31, 2013.

Excluding equity indexed options in the amount of $5.2 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $2.1 million and unamortized deposit discount in the amount of $2.5 million, the scheduled maturities of certificates of deposit at June 30, 2014 are as follows:

June 30, 2014
(In thousands)
Within one year:
Three (3) months or less	$372,809
Over 3 months through 1 year	701,493
1,074,302
Over 1 through 2 years	421,047
Over 2 through 3 years	200,607
Over 3 through 4 years	56,095
Over 4 through 5 years	17,202
$1,769,253

The table of scheduled maturities of certificates of deposits above includes brokered deposits.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $861 thousand and $1.8 million as of June 30, 2014 and December 31, 2013, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 —  BORROWINGS

Securities Sold under Agreements to Repurchase

At June 30, 2014, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At June 30, 2014 and December 31, 2013, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.2 million and $2.6 million, respectively, were as follows:

	June 30,		December 31,
	2014		2013
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	255,000	274,471	255,000	273,250
Credit Suisse Securities (USA) LLC	755,000	859,061	755,000	864,232
Deutsche Bank	-	-	255,000	272,053
Total	$1,010,000	$1,133,532	$1,265,000	$1,409,535

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.2 million, at June 30, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$85,000	0.675%	12/3/2012	12/3/2014

2015	255,000	0.840%	12/10/2012	6/13/2015

2016	170,000	1.500%	12/6/2012	12/8/2016

2017	500,000	4.78%	3/2/2007	3/2/2017
	$1,010,000	2.89%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at June 30, 2014 and December 31, 2013. The information excludes repurchase agreement transactions which were collateralized with securities or cash, or securities purchased under agreements to resell.

	June 30, 2014
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Over 90 days	1,010,000	2.89%	1,062,938	2,194	-	68,400	1,133,532

Total	$1,010,000	2.89%	$1,062,938	$2,194	$-	$68,400	$1,133,532

	December 31, 2013
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Within 30 days	$255,000	0.50%	$216,201	$-	$48,923	$6,929	$272,053
Over 90 days	1,010,000	2.89%	1,018,632	3,000	45,100	3,720	1,070,452

Total	$1,265,000	2.41%	$1,234,833	$3,000	$94,023	$10,649	$1,342,505

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2014 and December 31, 2013, these advances were secured by mortgage and commercial loans amounting to $1.2 billion and $1.3 billion, respectively. Also, at June 30, 2014 and December 31, 2013 the Company had an additional borrowing capacity with the FHLB-NY of $629.1 million and $674.2 million, respectively. At June 30, 2014 and December 31, 2013, the weighted average remaining maturity of FHLB’s advances was 9.4 months and 11.3 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $328 thousand, at June 30, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$25,000	0.42%	6/30/2014	7/1/2014
	25,000	0.35%	6/4/2014	7/7/2014
	50,000	0.37%	6/10/2014	7/10/2014
	100,000	0.38%	6/16/2014	7/16/2014
	25,000	0.37%	6/24/2014	7/24/2014
	25,000	0.38%	6/30/2014	7/30/2014
	39,961	0.35%	6/2/2014	7/1/2014
	289,961

2017	4,615	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,336	2.59%	7/19/2013	7/20/2020
	$359,912	0.73%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $100.8 million at June 30, 2014 and $100.0 million at December 31, 2013.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - June 30, 2014	$51,925
2014	3,350
2015	6,700
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statement of financial condition amounted to $3.8 million and $3.7 million at June 30, 2014 and December 31, 2013, respectively, which mainly consists of unsecured fixed-rate borrowings and term notes tied to the appreciation of the S&P index. For both periods, the unsecured fixed rate borrowings amounted to $1.7 million at a fixed rate of 3.0%. The term notes tied to the S&P index amounted to $1.0 million at both June 30, 2014 and December 31, 2013 with an index appreciation of $1.1 million and $957 thousand, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

The Company’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In addition, the Company’s securities purchased under agreements to resell and securities sold under agreements to repurchase have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreements and any other amount or obligation owed in respect of any other agreement or transaction between them. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a an account control agreement.

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at June 30, 2014 and December 31, 2013:

June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$9,558	$-	$9,558	$2,004	$-	$7,554
Total	$9,558	$-	$9,558	$2,004	$-	$7,554

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$20,502	$-	$20,502	$2,450	$6,780	$11,272
Securities purchased under agreements to resell	60,000	-	60,000	64,587	-	(4,587)
Total	$80,502	$-	$80,502	$67,037	$6,780	$6,685

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$19,985	$-	$19,985	$-	$2,980	$17,005
Securities sold under agreements to repurchase	1,010,000	-	1,010,000	1,133,532	-	(123,532)
Total	$1,029,985	$-	$1,029,985	$1,133,532	$2,980	$(106,527)

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$30,672	$-	$30,672	$-	$2,349	$28,323
Securities sold under agreements to repurchase	1,265,000	-	1,265,000	1,277,919	67,029	(79,948)
Total	$1,295,672	$-	$1,295,672	$1,277,919	$69,378	$(51,625)

NOTE 12 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of June 30, 2014 and December 31, 2013, these loan balances amounted to $24.2 million and $19.0 million, respectively. The activity and balance of these loans for the quarters ended June 30, 2014 and 2013 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of year	$19,267	$8,688	$18,963	$6,055
New loans	13,847	-	13,847	4,234
Repayments and sales	(8,963)	(657)	(8,659)	(2,026)
Credits of persons no longer considered related parties	-	-	-	(232)
Balance at the end of year	$24,151	$8,031	$24,151	$8,031

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 —  INCOME TAXES

At June 30, 2014 and December 31, 2013, the Company’s net deferred tax asset amounted to $123.3 million and $137.6 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the entire deferred tax asset, net of the existing valuation allowances recorded at June 30, 2014 and December 31, 2013. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At June 30, 2014 and December 31, 2013, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $209 thousand and $356 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended June 30, 2014 and 2013, $10 thousand and $43 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision. During the six-month period ended June 30, 2014 and 2013, $147 thousand and $89 thousand, respectively, related to the residual effect from OIB was reclassified from accumulated other comprehensive income to income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at June 30, 2014 was $3.6 million (December 31, 2013 - $4.0 million). The Company had accrued $1.6 million at June 30, 2014 (December 31, 2013 - $1.2 million) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense was $10.6 million for the quarter ended June 30, 2014, compared to an income tax benefit of $31.9 million for the same periods in 2013. During the quarter ended June 30, 2013, the income tax benefit was the result of the increase in the enacted tax rate from 30% to 39%, which was retroactively implemented to January 1, 2013.

NOTE 14 —  STOCKHOLDERS’ EQUITY AND EARNINGS PER COMMON SHARE

Regulatory  Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations and will become effective January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average total assets (as defined in the regulations). As of June 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2014 and December 31, 2013, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2014 and December 31, 2013 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of June 30, 2014
Total capital to risk-weighted assets	$863,790	17.30%	$399,550	8.00%	$499,438	10.00%
Tier 1 capital to risk-weighted assets	$773,824	15.49%	$199,775	4.00%	$299,663	6.00%
Tier 1 capital to average total assets	$773,824	10.26%	$301,829	4.00%	$377,286	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$827,460	16.16%	$409,514	8.00%	$511,893	10.00%
Tier 1 capital to risk-weighted assets	$736,930	14.35%	$204,757	4.00%	$307,136	6.00%
Tier 1 capital to average total assets	$736,930	9.11%	$324,910	4.00%	$406,138	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2014
Total capital to risk-weighted assets	$812,267	16.34%	$397,593	8.00%	$496,991	10.00%
Tier 1 capital to risk-weighted assets	$722,603	14.54%	$198,796	4.00%	$298,195	6.00%
Tier 1 capital to average total assets	$722,603	9.65%	$299,657	4.00%	$374,571	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$779,413	15.30%	$407,637	8.00%	$509,547	10.00%
Tier 1 capital to risk-weighted assets	$688,350	13.51%	$203,819	4.00%	$305,728	6.00%
Tier 1 capital to average total assets	$688,350	8.54%	$322,395	4.00%	$402,993	5.00%

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of June 30, 2014, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Earnings Per Common Share

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2014 and 2013 is as follows:

	Quarter ended June 30 ,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$21,309	$37,539	$45,056	$58,731
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)	(3,256)	(3,256)
Convertible preferred stock (Series C)	(1,838)	(1,838)	(3,675)	(3,675)
Income available to common shareholders	$17,843	$34,073	$38,125	$51,800
Effect of assumed conversionof the convertible ' ' preferred stock	1,838	1,838	3,675	3,675
Income available to common shareholders assuming conversion	$19,681	$35,911	$41,800	$55,475

Weighted average common shares and share equivalents:
Average common shares outstanding	45,014	45,630	45,170	45,613
Effect of dilutive securities:
Average potential common shares-options	200	200	168	178
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,138	7,138	7,138	7,138
Total weighted average common shares ' 'outstanding and equivalents	52,352	52,968	52,476	52,929
Earnings per common share - basic	$0.40	$0.75	$0.84	$1.14
Earnings per common share - diluted	$0.38	$0.68	$0.80	$1.05

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at June 30, 2014, with a conversion rate, subject to certain conditions, of 84.9798 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended June 30, 2014 and 2013 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended June 30, 2014 and 2013, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 364,604 and 243,721, respectively. For the six-month periods ended June 30, 2014 and 2013, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 304,491 and 578,393, respectively.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $23.1 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the six-month period ended June 30, 2014, the Company purchased 707,400 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during 2013.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the shares repurchased for each month in the six-month period ended June 30, 2014, excluding the months of March, April, May, and June of 2014, during which no shares were purchased as part of the stock repurchase program:

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
January 2014	57,700	$14.73	$850
February 2014	649,700	$14.66	$9,522
Six-Month Period Ended June 30, 2014	707,400	14.66	10,372

The number of shares that may yet be purchased under the $70 million program is estimated at 1,252,136 and was calculated by dividing the remaining balance of $23.1 million by $18.41 (closing price of the Company common stock at June 30, 2014). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the six-months ended June 30, 2014.

The activity in connection with common shares held in treasury by the Company for the six-month periods ended June 30, 2014 and 2013 is set forth below:

	Six-Month Period Ended June 30,
	2014		2013
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	7,030,101	$80,642	7,090,597	$81,275
Common shares used upon lapse of restricted stock units	(30,552)	(323)	(34,800)	(364)
Common shares repurchased as part of the stock repurchase program	707,400	10,393	-	-
Common shares used to match defined contribution plan, net	-	-	(7,318)	(77)
End of period	7,706,949	$90,712	7,048,479	$80,834

Accumulated Other Comprehensive Income

Accumulated other comprehensive income, net of income tax, as of June 30, 2014 and December 31, 2013 consisted of:

	June 30,	December 31,
	2014	2013
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$33,404	$13,267
Income tax effect of unrealized gain on securities available-for-sale	(3,645)	(1,834)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	29,759	11,433
Unrealized loss on cash flow hedges	(10,515)	(10,907)
Income tax effect of unrealized loss on cash flow hedges	2,511	2,665
Net unrealized loss on cash flow hedges	(8,004)	(8,242)
Accumulated other comprehensive income, net of taxes	$21,755	$3,191

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended June 30,
	2014			2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$16,035	$(8,013)	$8,022	$58,393	$(11,342)	$47,051
Other comprehensive income (loss) before reclassifications	13,714	(1,633)	12,081	(33,036)	292	(32,744)
Amounts reclassified out of accumulated other comprehensive income	10	1,642	1,652	43	1,416	1,459
Other comprehensive income (loss)	13,724	9	13,733	(32,993)	1,708	(31,285)
Ending balance	$29,759	$(8,004)	$21,755	$25,400	$(9,634)	$15,766

	Six-Month Period Ended June 30,
	2014			2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$11,433	$(8,242)	$3,191	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	18,179	(3,025)	15,154	(42,934)	(21)	(42,955)
Amounts reclassified out of accumulated other comprehensive income	147	3,263	3,410	89	2,752	2,841
Other comprehensive income (loss)	18,326	238	18,564	(42,845)	2,731	(40,114)
Ending balance	$29,759	$(8,004)	$21,755	$25,400	$(9,634)	$15,766

The following table presents reclassifications out of accumulated other comprehensive income for the quarter and six-month period ended June 30, 2014:

	Amount reclassified out of accumulated
	other comprehensive income

	Quarter Ended	Six-Month Period	Affected Line Item in
	June 30, 2014	Ended June 30, 2014	Consolidated Statement
			of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,642	$3,263	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	10	147	Income tax expense
	$1,652	$3,410

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – GUARANTEES

At June 30, 2014, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $38.5 million (December 31, 2013 - $38.6 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2014 and December 31, 2013, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $113.5 million and $122.3 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2014 and 2013.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,549	$2,460	$1,955	$2,460
Net charge-offs/terminations	(239)	-	(645)	-
Balance at end of period	$1,310	$2,460	$1,310	$2,460

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At June 30, 2014, $83.2 million or 73% of the recourse obligation will be extinguished during the next two years.

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six-month period ended June 30, 2014, the Company repurchased approximately $2.1 million and $3.7 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2014 and December 31, 2013, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $1.3 million (December 31, 2013 – $2.0 million).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases during the six-month period ended June 30, 2014 under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $5.1 million in unpaid principal balance (December 31, 2013 - $12.5 million). A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter and six-month period ended June 30, 2014, the Company recognized $95 thousand and $145 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $494 thousand and $929 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter and six-month period ended June 30, 2013, the Company did not recognized any losses from the repurchase of residential mortgage loans sold subject to credit recourse, but recognized $303 thousand and $477 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2014, the Company serviced $1.1 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2014, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $347 thousand (December 31, 2013 - $243 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit	$441,793	$520,269
Commercial letters of credit	1,544	1,096

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

At June 30, 2014 and December 31, 2013, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $900 thousand at both June 30, 2014 and December 31, 2013.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2014 and December 31, 2013, is as follows:

	June 30,	December 31,
	2014	2013
	(In thousands)
Standby letters of credit and financial guarantees	$38,451	$38,577
Loans sold with recourse	113,547	122,291
Commitments to sell or securitize mortgage loans	63,558	80,307

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2014 and 2013 amounted to $2.4 million and $2.6 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. For the six-month periods ended June 30, 2014 and 2013, rent expense amounted to $4.9 million and $5.2 million, respectively. Future rental commitments under leases in effect at June 30, 2014, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2014 (July 1 to December 31)	$4,210
2015	7,980
2016	7,388
2017	6,761
2018	5,881
Thereafter	22,004
$54,224

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. Such securities are classified as level 1 or level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as level 3. At December 31, 2013, the Company held two securities categorized as other debt that are classified as Level 3. The estimated fair value of the other debt securities was determined by using a third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates, current spreads, and an indicative pricing.

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

Foreclosed real estate

Foreclosed real estate includes real estate properties securing residential mortgage and commercial loans. The fair value of foreclosed real estate may be determined using an external appraisal, broker price option or an internal valuation. These foreclosed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals

Other repossessed assets

Other repossessed assets include repossessed automobile loans and leases. The fair value of the repossessed automobiles may be determined using internal valuation and an external appraisal. These repossessed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	June 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,418,958	$-	$1,418,958
Money market investments	8,228	-	-	8,228
Derivative assets	-	2,978	6,580	9,558
Servicing assets	-	-	13,655	13,655
Derivative liabilities	-	(13,617)	(6,368)	(19,985)
	$8,228	$1,408,319	$13,867	$1,430,414
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$29,118	$29,118
Foreclosed real estate	-	-	102,235	102,235
Other repossessed assets	-	-	16,875	16,875
	$-	$-	$148,228	$148,228

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,568,745	$19,680	$1,588,425
Securities purchased under agreements to resell	-	60,000	-	60,000
Money market investments	6,967	-	-	6,967
Derivative assets	-	4,072	16,430	20,502
Servicing assets	-	-	13,801	13,801
Derivative liabilities	-	(14,937)	(15,736)	(30,673)
	$6,967	$1,617,880	$34,175	$1,659,022
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$28,353	$28,353
Foreclosed real estate	-	-	90,024	90,024
Other repossessed assets	-	-	12,583	12,583
	$-	$-	$130,960	$130,960

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended June 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,053	$12,555	$13,970	$(12,120)	$34,458
Gains (losses) included in earnings	-	(5,975)	-	5,591	(384)
Changes in fair value of investment securities available for sale included in other comprehensive income	(53)	-	-	-	(53)
New instruments acquired	-	-	490	-	490
Principal repayments	(20,000)	-	(271)	-	(20,271)
Amortization	-	-	-	161	161
Changes in fair value of servicing assets	-	-	(534)	-	(534)
Balance at end of period	$-	$6,580	$13,655	$(6,368)	$13,867

	Six-Month Period Ended June 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(9,850)	-	8,964	(886)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	1,053	-	1,053
Principal repayments	(20,000)	-	(465)	-	(20,465)
Amortization	-	-	-	404	404
Changes in fair value of servicing assets	-	-	(734)	-	(734)
Balance at end of period	$-	$6,580	$13,655	$(6,368)	$13,867

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,042	$15,404	$11,543	$(14,839)	$32,150
Gains (losses) included in earnings	-	616	-	(516)	100
Changes in fair value of investment securities available for sale included in other comprehensive income	16	-	-	-	16
New instruments acquired	-	-	1,301	-	1,301
Principal repayments	-	-	(489)	-	(489)
Amortization	-	-	-	40	40
Changes in fair value of servicing assets	-	-	639	-	639
Balance at end of period	$20,058	$16,020	$12,994	$(15,315)	$33,757

	Six-Month Period Ended June 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	2,787	-	(2,923)	(136)
Changes in fair value of investment securities available for sale included in other comprehensive income	46	-	-	-	46
New instruments acquired	-	-	1,994	-	1,994
Principal repayments	-	-	(557)	-	(557)
Amortization	-	-	-	315	315
Changes in fair value of servicing assets	-	-	762	-	762
Balance at end of period	$20,058	$16,020	$12,994	$(15,315)	$33,757

During the quarters and the six-month periods ended June 30, 2014 and 2013, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at June 30, 2014:

	June 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$6,580	Option pricing model	Implied option volatility	23.23% - 35.94%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	57.00% - 65.17%
Servicing assets	$13,655	Cash flow valuation	Constant prepayment rate	5.60% - 11.24%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(6,838)	Option pricing model	Implied option volatility	23.23% - 35.94%
			Counterparty credit risk (based on 5-year CDS spread)	57.00% - 65.17%
Collateral dependant impaired loans	$29,118	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 29.20%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at June 30, 2014 and December 31, 2013 is as follows:

	June 30,		December 31,
	2014		2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$596,485	$596,485	$621,269	$621,269
Restricted cash	15,170	15,170	82,199	82,199
Level 2
Financial Assets:
Securities purchased under agreements to resell	-	-	60,000	60,000
Trading securities	1,613	1,613	1,869	1,869
Investment securities available-for-sale	1,418,958	1,418,958	1,568,745	1,568,745
Investment securities held-to-maturity	26,844	26,706	-	-
Federal Home Loan Bank (FHLB) stock	24,381	24,381	24,450	24,450
Derivative assets	2,978	2,978	4,072	4,072
Financial Liabilities:
Derivative liabilities	13,617	13,617	14,937	14,937
Level 3
Financial Assets:
Investment securities available-for-sale	-	-	19,680	19,680
Total loans (including loans held-for-sale)
Non-covered loans, net	4,527,811	4,601,696	4,857,505	4,662,458
Covered loans, net	397,262	334,344	459,444	356,961
Derivative assets	6,580	6,580	16,430	16,430
FDIC indemnification asset	94,653	143,660	152,965	189,240
Accrued interest receivable	22,508	22,508	18,734	18,734
Servicing assets	13,655	13,655	13,801	13,801
Financial Liabilities:
Deposits	5,076,996	5,141,233	5,409,540	5,383,265
Securities sold under agreements to repurchase	1,065,181	1,012,233	1,323,903	1,267,618
Advances from FHLB	365,808	360,240	335,324	336,143
Term notes	3,741	3,837	3,638	3,663
Subordinated capital notes	88,243	100,797	99,316	100,010
Accrued expenses and other liabilities	135,406	135,406	144,424	144,424

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2014 and December 31, 2013:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, securities purchased under agreements to resell, accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

•     The fair value of the FDIC indemnification asset represents the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset pool and the loss sharing percentages. The ultimate collectability of the FDIC indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•    The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB-NY, and subordinated capital notes, is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2014 and 2013:

	Quarter Ended June 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,971	$46	$12,883	$125,900	$-	$125,900
Interest expense	(10,828)	-	(8,994)	(19,822)	-	(19,822)
Net interest income	102,143	46	3,889	106,078	-	106,078
Provision for non-covered loan and lease losses	(13,220)	-	-	(13,220)	-	(13,220)
Provision for covered loan and lease losses	(1,595)	-	-	(1,595)	-	(1,595)
Non-interest income (loss)	(6,507)	7,502	(488)	507	-	507
Non-interest expenses	(49,651)	(6,367)	(3,830)	(59,848)	-	(59,848)
Intersegment revenue	435	-	-	435	(435)	-
Intersegment expenses	-	(327)	(108)	(435)	435	-
Income before income taxes	$31,605	$854	$(537)	$31,922	$-	$31,922
Total assets	$6,508,432	$25,345	$2,089,516	$8,623,293	$(913,148)	$7,710,145

	Quarter Ended June 30, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$115,541	$96	$10,665	$126,302	$-	$126,302
Interest expense	(9,840)	-	(10,167)	(20,007)	-	(20,007)
Net interest income	105,701	96	498	106,295	-	106,295
Provision for non-covered loan and lease losses	(37,527)	-	-	(37,527)	-	(37,527)
Provision for covered loan and lease losses	(1,211)	-	-	(1,211)	-	(1,211)
Non-interest income (loss)	(5,258)	8,100	3,893	6,735	-	6,735
Non-interest expenses	(57,783)	(6,650)	(4,254)	(68,687)	-	(68,687)
Intersegment revenue	579	-	-	579	(579)	-
Intersegment expenses	-	(485)	(94)	(579)	579	-
Income before income taxes	$4,501	$1,061	$43	$5,605	$-	$5,605
Total assets	$6,746,902	$39,960	$2,527,039	$9,313,901	$(877,967)	$8,435,934

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$221,602	$86	$27,286	$248,974	$-	$248,974
Interest expense	(18,344)	-	(21,154)	(39,498)	-	(39,498)
Net interest income	203,258	86	6,132	209,476	-	209,476
Provision for non-covered loan and lease losses	(23,282)	-	-	(23,282)	-	(23,282)
Provision for covered loan and lease losses, net	(3,224)	-	-	(3,224)	-	(3,224)
Non-interest income(loss)	(11,603)	14,024	3,315	5,736	-	5,736
Non-interest expenses	(103,198)	(11,146)	(6,908)	(121,252)	-	(121,252)
Intersegment revenue	979	-	-	979	(979)	-
Intersegment expenses	-	(759)	(220)	(979)	979	-
Income before income taxes	$62,930	$2,205	$2,319	$67,454	$-	$67,454

	Six-Month Period Ended June 30, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$217,609	$182	$22,683	$240,474	$-	$240,474
Interest expense	(20,497)	-	(20,068)	(40,565)	-	(40,565)
Net interest income	197,112	182	2,615	199,909	-	199,909
Provision for non-covered loan and lease losses	(45,443)	-	-	(45,443)	-	(45,443)
Provision for covered loan and lease losses, net	(1,883)	-	-	(1,883)	-	(1,883)
Non-interest income(loss)	(3,193)	15,801	4,030	16,638	-	16,638
Non-interest expenses	(115,501)	(12,777)	(7,020)	(135,298)	-	(135,298)
Intersegment revenue	(624)	-	-	(624)	624	-
Intersegment expenses	-	(786)	1,410	624	(624)	-
Income before income taxes	$30,468	$2,420	$1,035	$33,923	$-	$33,923

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – SUBSEQUENT EVENTS

On July 1, 2014, the Governor of the Commonwealth of Puerto Rico signed House Bill 1919 into law, which became Act 77-2014 (the Act). The Act, which amends the Puerto Rico Internal Revenue Code of 2011 and Act 73-2008, also known as the “Economic Incentives for the Development of Puerto Rico Act”, includes several new tax measures applicable to financial and non financial entities. The main provisions of the Act include:

•         A mechanism to impose a 10% tax on a deemed dividend amount resulting from the holding of certain foreign assets, as defined.

•         The exclusion of loans or credit transactions between affiliates, with some limited exceptions for purposes of determining the Puerto Rico net assets as part of the computation of the dividend equivalent amount of foreign corporations subject to the branch profits tax.

•         Elimination of the former Gross Income Tax as a component of the alternative minimum tax (AMT) for non financial institutions for taxable years commencing on January 1, 2014. Effective for taxable years commencing after December 31, 2013, a tax on gross income is imposed in addition to the regular income tax, the AMT or the alternative basic tax at graduated rates ranging from .20% to .85%. This gross income tax is deductible in arriving at taxable income.

•         Limitation of the amount of the tax credit to be claimed against the current year regular tax with respect to the AMT paid in prior years (AMT Credit) to 25% of the current net regular tax over the AMT for such taxable year.

•         Increase in tax rates on: (a) net long term capital gains for corporations from 15% to 20%, and (b) dividends from certain corporations from 10% to 15%.

•         The holding period to determine whether a gain or loss from the sale of capital assets is considered long-term is increased from six-months to one year.

The Company has made an evaluation of the impact of these amendments and considered the impact immaterial.

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

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. The Company has 55 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit and Compliance Committee of our Board of Directors. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. Same analysis was performed for the commercial portfolio during the quarter ended June 30, 2014.  As a result, the period was changed to 24 months from the previously determined 12 months for auto and leasing and consumer.  For the commercial portfolio, a look back period of 12 months was maintained.  In addition, during the quarter ended June 30, 2014, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, more weight is been given to the environmental factors related to the economy, taking into consideration current evolution of the portfolio and expected impact, due to recent economic developments. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2013 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2014	2013	%	2014	2013	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$125,900	$126,302	-0.3%	$248,974	$240,474	3.5%
Interest expense	19,822	20,007	-0.9%	39,498	40,565	-2.6%
Net interest income	106,078	106,295	-0.2%	209,476	199,909	4.8%
Provision for non-covered loan and lease losses	13,220	37,527	-64.8%	23,282	45,443	-48.8%
Provision for covered loan and lease losses, net	1,595	1,211	31.7%	3,224	1,883	71.2%
Total provision for loan and lease losses, net	14,815	38,738	-61.8%	26,506	47,326	-44.0%
Net interest income after provision for loan and lease losses	91,263	67,557	35.1%	182,970	152,583	19.9%
Non-interest income	507	6,735	-92.5%	5,736	16,638	-65.5%
Non-interest expenses	59,848	68,687	-12.9%	121,252	135,298	-10.4%
Income before taxes	31,922	5,605	469.5%	67,454	33,923	98.8%
Income tax expense (benefit)	10,613	(31,934)	133.2%	22,398	(24,808)	190.3%
Net income	21,309	37,539	-43.2%	45,056	58,731	-23.3%
Less: dividends on preferred stock	(3,466)	(3,466)	153.0%	(6,931)	(6,931)	153.0%
Income available to common shareholders	$17,843	$34,073	-47.6%	$38,125	$51,800	-26.4%
PER SHARE DATA:
Basic	$0.40	$0.75	-46.7%	$0.84	$1.14	-26.3%
Diluted	$0.38	$0.68	-44.1%	$0.80	$1.05	-23.8%
Average common shares outstanding	45,014	45,638	-1.4%	45,170	45,613	-1.0%
Average common shares outstanding and equivalents	52,352	52,968	-1.2%	52,476	52,929	-0.9%
Cash dividends declared per common share	$0.08	$0.06	33.3%	$0.16	$0.12	33.3%
Cash dividends declared on common shares	$3,560	$2,742	29.8%	$7,217	$5,479	31.7%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.10%	1.76%	-37.5%	1.14%	1.35%	-15.6%
Return on average tangible common equity	10.96%	22.75%	-51.8%	11.89%	17.35%	-31.5%
Return on average common equity (ROE)	9.54%	19.50%	-51.1%	10.32%	14.86%	-30.6%
Equity-to-assets ratio	12.00%	10.32%	16.2%	12.00%	10.32%	16.2%
Efficiency ratio	47.89%	52.49%	-8.8%	48.99%	54.80%	-10.6%
Interest rate spread	6.05%	5.65%	7.1%	5.91%	5.26%	12.4%
Interest rate margin	6.10%	5.66%	7.8%	5.96%	5.26%	13.3%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2014	2013	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,471,723	$1,614,809	-8.9%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,601,696	4,662,458	-1.3%
Loans and leases covered under shared-loss agreements with the FDIC, net	334,344	356,961	-6.3%
Total investments and loans	$6,407,763	$6,634,228	-3.4%
Deposits and borrowings
Deposits	$5,141,233	$5,383,265	-4.5%
Securities sold under agreements to repurchase	1,012,233	1,267,618	-20.1%
Other borrowings	464,874	439,816	5.7%
Total deposits and borrowings	$6,618,340	$7,090,699	-6.7%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,730	52,707	0.0%
Additional paid-in capital	538,936	538,071	0.2%
Legal surplus	66,438	61,957	7.2%
Retained earnings	160,055	133,629	19.8%
Treasury stock, at cost	(90,712)	(80,642)	-12.5%
Accumulated other comprehensive income	21,755	3,191	581.8%
Total stockholders' equity	$925,202	$884,913	4.6%
Per share data
Book value per common share	$16.87	$15.45	9.2%
Tangible book value per common share	$14.71	$13.27	10.9%
Market price at end of period	$18.41	$17.34	6.2%
Capital ratios
Leverage capital	10.26%	9.11%	12.6%
Tier 1 risk-based capital	15.49%	14.35%	7.9%
Total risk-based capital	17.30%	16.14%	7.2%
Tier 1 common equity to risk-weighted assets	11.47%	10.44%	9.9%
Financial assets managed
Trust assets managed	$2,866,576	$2,796,923	2.5%
Broker-dealer assets gathered	$2,651,291	$2,493,324	6.3%

FINANCIAL HIGHLIGHTS OF THE SECOND QUARTER OF 2014

Income available to common shareholders for the quarter ended June 30, 2014 was $17.8 million, or $0.38 per diluted share. In the quarter ended June 30, 2013, the Company earned $34.1 million or $0.68 per diluted share, which included a net positive impact of $16.3 million from non-recurring items. Such non-recurring items included a $37.0 million deferred income tax benefit as result of the change in tax rate from 30% to 39%, $13.6 million of additional provision for non-performing mortgage loans transferred to held for sale, $8.5 million for the catch up of the first quarter of 2013 income tax expense as a result of the increase in effective income tax rate from 25% to 35%, and a $1.4 million net gain on the sale of a claim on insolvency proceeding.

Net interest margin expanded to 6.10% from 5.66% primarily as a result of an increase in the yield of the Company’s interest earning assets.

The Company’s return on assets was 1.10%, and its return on equity was 9.54%, each of which were decreases from 1.76% and 19.50%, respectively, from the second quarter of 2013. The Company improved its efficiency ratio, which decreased to 47.89% from 52.49% when compared with the same quarter in 2013, primarily as a result of a decrease in the Company’s non-interest expenses.

Interest Income

Total interest income slightly decreased 0.3% to $125.9 million. This was mainly related to the decrease in interest income from loans of $2.2 million, or 1.9%, in the second quarter of 2014. The yield on non-covered loans decreased from 7.80% to 7.55% when compared to the same period in 2013 as a result of a decrease in the yield of acquired loans accounted for under ASC 310-20 from 6.29% to 6.20%, as this portfolio continues to decrease due to scheduled repayments and maturities. Nevertheless, the yield on covered loans increased from 25.70% to 29.06%. This increase in yield is the result of higher projected cash flows on certain pools of covered loans, as credit losses have been lower than initially estimated for these pools. The covered portfolio is having cost recoveries on pools with lower carrying amounts, and these have the effect of increasing net interest income and results mainly from favorable workout resolutions with borrowers.

Interest income from investments reflects a 15.7% increase. The increase is mainly due to the increase in the investments’ yield to 2.66% as compared to 1.81%, driven by lower premium amortization.

Interest Expense

Total interest expense slightly decreased 0.9% to $19.8 million, as compared to the same period in 2013. Such decrease reflects the lower cost of deposits before purchase accounting adjustments (0.76% vs. 0.96%). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income remained level at $106.1 million for the second quarter of 2014. Net interest margin of 6.10% increased 45 basis points when compared to the second quarter of 2013.

Provision for Loan and Lease Losses

Provision for non-covered loans losses decreased $24.3 million when compared to $37.5 million for the second quarter of 2013, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of $59 million non-performing residential mortgage loans. Excluding this effect, the provision would have been $16.5 million, compared to $13.2 for the second quarter of 2014. Provision for covered loans losses increased $384 thousand when compared to the same period in 2013.

Non-Interest Income

Core banking and financial services revenues decreased 23.2% to $18.9 million as compared to the same period in 2013, primarily reflecting a decrease of $2.7 million in banking services revenue to $10.0 million, and a decrease of $2.3 million in the mortgage banking activities to $1.6 million. Decrease in banking services revenues is mostly due to the reclassification of loan late charges into interest income during the last quarter of 2013. For the quarter and six-month period ended June 30, 2013 these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013. Decrease in mortgage banking activities is mainly due to higher losses in repurchased loans and decrease in sales, when compared to same period in 2013.

The FDIC shared-loss expense of $18.4 million, compared to $20.0 million for the same period in 2013, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.

Losses from derivative activities were $247 thousand, compared to $164 thousand for the same period in 2013.

Non-Interest Expense

Non-interest expense, decreased to $59.8 million, compared to $68.7 million for the same period in 2013, mainly because during the second quarter of 2014, there were no merger and restructuring charges compared to $5.3 million for the same period in 2013. As a result of such decrease, the Company’s efficiency ratio improved to 47.89%, compared to 52.49% for the same period in 2013.

Income Tax Expense

Income tax expense was $10.6 million, compared to an income tax benefit of $31.9 million for the same period in 2013. The income tax benefit for the quarter ended June 30, 2013 included a $36.9 million benefit from the effect in deferred taxes due to the increase in tax rates from 30.0% to 39.0%.

Income Available to Common Shareholders

The Company’s income available to common shareholders amounted to $17.8 million, compared to $34.1 million for the same period in 2013. Income per basic common share and fully diluted common share was $0.40 and $0.38, respectively, compared to income per basic common share and fully diluted common share of $0.75 and $0.68, respectively, for the second quarter of 2013.

Interest Earning Assets

The loan portfolio declined to $4.936 billion at June 30, 2014, compared to $5.003 billion at March 31, 2014, primarily due to the pay down of some commercial loans. The investment portfolio of $1.472 billion at June 30, 2014 decreased slightly 0.7% compared to $1.482 billion at March 31, 2014.

Interest Bearing Liabilities

Total deposits amounted to $5.141 billion at June 30, 2014, a decrease of 3.1% compared to $5.301 billion at March 31, 2014. Securities sold under agreements to repurchase remained at $1.012 billion.

Stockholders’ Equity

Stockholders’ equity at June 30, 2014 was $925.2 million compared to $896.5 million at March 31, 2014, an increase of 3.2%. This increase reflects the net income for the quarter and an increase in other comprehensive income. Book value per share was $16.87 at June 30, 2014 compared to $16.23 at March 31, 2014.

The Company maintains capital ratios in excess of regulatory requirements. At June 30, 2014, Tier 1 Leverage Capital Ratio was 10.26% (March 31, 2014 – 9.51%), Tier 1 Risk-Based Capital Ratio was 15.49% (March 31, 2014 – 14.76%), and Total Risk-Based Capital Ratio was 17.30% (March 31, 2014 – 16.56%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was 9.54% compared to 19.50% for the quarter ended June 30, 2013. Return on average assets (“ROA”) was 1.10% compared to 1.76% for the same period in 2013. The decreases in ROE and ROA are mostly due to a 43.2% decrease in net income from $37.5 million to $21.3 million in the second quarter of 2014.

Assets under Management

At June 30, 2014, total assets managed by the Company’s trust division and CPC increased 2.5% to $2.867 billion compared to $2.798 billion at March 31, 2014. At June 30, 2014, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts increased 2.9% to $2.651 billion, compared to $2.577 billion at March 31, 2014. Changes in trust and broker-dealer related assets primarily reflect a slight increase in portfolio and differences in market values.

Lending

Total loan production of $221.6 million decreased 32.3% from the second quarter of 2013. Total commercial loan production of $45.4 million decreased 56.6% from $104.5 million for the same period in 2013.

Mortgage loan production of $52.0 million decreased 48.7% from the same period in 2013. The Company sells most of its conforming mortgage loans in the secondary market and retains the servicing rights.

In the aggregate, consumer loan and auto and leasing production totaled $124.2 million, a slight increase of 2.3% from the same period in 2013.

Total loan portfolio declined by $66.6 million from $5.003 billion at March 31, 2014 to $4.936 billion at June 30, 2014, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, decreased $26.3 million to $6.3 million, representing 0.96% of average non-covered loans outstanding versus 8.89% in the same period in 2013.The credit losses for the quarter ended June 30, 2013, included a $27 million charge-off from nonperforming mortgage loans reclassified as held-for-sale. The allowance for loan and lease losses on non-covered loans at June 30, 2014, increased to $60.4 million compared to $56.2 million at March 31, 2014. The allowances for loan and lease losses, excluding acquired loans, increased to $50.6 million (1.92% of total non-covered loans, excluding acquired loans) at June 30, 2014, compared to $49.5 million (1.95% of total non-covered loans, excluding acquired loans) at March 31, 2014. The allowance for loan and lease losses on acquired loans accounted for under ASC 310-20 decreased to $3.4 million at June 30, 2014, compared to $3.6 million at March 31, 2014.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, increased to $94.1 million at June 30, 2014 compared to $88.2 million at March 31, 2014. The increase is due mainly to increase in non-performing mortgage and auto loans.

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

During the quarter ended June 30, 2014, the Company’s pre-tax pre-provision operating income decreased 3.5% to $65.1 million as compared to $67.4 million for the same period in 2013. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$106,078	$106,295	$209,476	$199,909
Core non-interest income:
Banking service revenue	9,995	12,705	20,552	24,345
Financial service revenue	7,336	8,030	14,203	15,690
Mortgage banking activities	1,554	3,827	3,249	6,963
Total core non-interest income	18,885	24,562	38,004	46,998
Non-interest expenses	59,848	68,687	121,252	135,298
Less merger and restructuring charges	-	(5,273)	-	(10,808)
	59,848	63,414	121,252	124,490
Total pre-tax pre-provision operating income	$65,115	$67,443	$126,228	$122,417

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

At June 30, 2014, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 8.59% and 13.26%, respectively, from 8.06% and 12.54%, respectively, at March 31, 2014. Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at June 30, 2014 increased to 18.52% and 11.47%, respectively, from 17.75% and 10.79%, respectively, at March 31, 2014.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2014 and 2013:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2014 AND 2013

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$125,900	$126,302	7.24%	6.72%	$6,972,133	$7,542,763
Tax equivalent adjustment	9,926	1,717	0.57%	0.09%	-	-
Interest-earning assets - tax equivalent	135,826	128,019	7.82%	6.81%	6,972,133	7,542,763
Interest-bearing liabilities	19,822	20,007	1.19%	1.07%	6,689,332	7,476,194
Tax equivalent net interest income / spread	116,004	108,012	6.64%	5.74%	282,801	66,569
Tax equivalent interest rate margin			6.67%	5.74%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	12,569	10,925	3.62%	2.26%	1,391,655	1,936,467
Trading securities	37	31	7.94%	7.84%	1,868	1,585
Interest bearing cash and money market investments	351	242	0.25%	0.18%	559,230	547,443
Total investments	12,957	11,198	2.66%	1.81%	1,952,753	2,485,495
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	10,341	10,495	5.36%	5.24%	773,425	803,272
Commercial	16,451	6,046	5.46%	6.18%	1,209,346	392,261
Consumer	3,641	1,746	9.92%	8.98%	147,230	77,948
Auto and leasing	12,650	5,075	10.47%	10.63%	484,536	191,438
Total originated non-covered loans	43,083	23,362	6.61%	6.40%	2,614,537	1,464,918
Acquired
Mortgage	9,363	11,138	5.37%	5.76%	698,720	775,711
Commercial	18,959	35,645	11.35%	10.30%	669,983	1,387,963
Consumer	3,992	5,431	13.84%	12.40%	115,676	175,678
Auto	12,667	15,529	8.80%	7.09%	577,114	878,387
Total acquired non-covered loans	44,981	67,743	8.75%	8.44%	2,061,493	3,217,739
Total non-covered loans	88,064	91,105	7.55%	7.80%	4,676,030	4,682,657
Loans covered under shared loss agreements with the FDIC	24,879	23,999	29.06%	25.70%	343,350	374,611
Total loans	112,943	115,104	9.03%	9.13%	5,019,380	5,057,268
Total interest earning assets	125,900	126,302	7.24%	6.72%	6,972,133	7,542,763

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	704,107	769,830
Now Accounts	2,208	1,964	0.61%	0.57%	1,443,824	1,390,030
Savings and money market	2,192	3,015	0.75%	1.35%	1,168,911	893,804
Individual retirement accounts	940	1,169	1.14%	1.29%	329,584	363,209
Retail certificates of deposits	1,742	2,851	1.31%	1.66%	535,203	690,246
Total core deposits	7,082	8,999	0.68%	0.88%	4,181,629	4,107,119
Institutional deposits	1,290	2,665	1.58%	1.65%	327,660	647,493
Brokered deposits	1,468	1,790	0.83%	0.84%	709,374	858,199
Total wholesale deposits	2,758	4,455	1.07%	1.19%	1,037,034	1,505,692
Deposits fair value premium amortization	(1,010)	(4,382)	0.00%	0.00%	-	-
Core deposit intangible amortization	335	415	0.00%	0.00%	-	-
Total deposits	9,165	9,487	0.70%	0.68%	5,218,663	5,612,811
Borrowings:
Securities sold under agreements to repurchase	7,372	7,109	2.93%	2.10%	1,010,000	1,356,716
Advances from FHLB and other borrowings	2,289	2,241	2.55%	2.20%	360,130	408,019
Subordinated capital notes	996	1,170	3.97%	4.76%	100,539	98,648
Total borrowings	10,657	10,520	2.91%	2.26%	1,470,669	1,863,383
Total interest bearing liabilities	19,822	20,007	1.19%	1.07%	6,689,332	7,476,194
Net interest income / spread	$106,078	$106,295	6.05%	5.65%
Interest rate margin			6.10%	5.65%
Excess of average interest-earning assets over average interest-bearing liabilities					$282,801	$66,569
Average interest-earning assets to average interest-bearing liabilities ratio					104.23%	100.89%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(2,400)	$4,159	$1,759
Loans	(2,132)	(29)	(2,161)
Total interest income	(4,532)	4,130	(402)
Interest Expense:
Deposits	(666)	344	(322)
Repurchase agreements	(1,817)	2,080	263
Other borrowings	(310)	184	(126)
Total interest expense	(2,793)	2,608	(185)
Net Interest Income	$(1,739)	$1,522	$(217)

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$248,974	$240,474	7.08%	6.33%	$7,093,560	$7,662,088
Tax equivalent adjustment	20,059	3,676	0.57%	0.10%	-	-
Interest-earning assets - tax equivalent	269,033	244,150	7.65%	6.43%	7,093,560	7,662,088
Interest-bearing liabilities	39,498	40,565	1.17%	1.07%	6,827,571	7,633,386
Tax equivalent net interest income / spread	229,535	203,585	6.48%	5.36%	265,989	28,702
Tax equivalent interest rate margin			6.53%	5.36%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	26,690	23,734	3.58%	2.37%	1,503,772	2,021,442
Trading securities	75	50	8.06%	8.47%	1,876	1,190
Interest bearing cash and money market investments	635	550	0.22%	0.20%	574,509	556,054
Total investments	27,400	24,334	2.66%	1.90%	2,080,157	2,578,686
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	20,799	21,938	5.49%	5.65%	763,400	783,172
Commercial	30,797	10,937	5.33%	5.76%	1,165,891	382,654
Consumer	6,780	2,943	9.92%	8.67%	137,787	68,480
Auto and leasing	23,639	7,920	10.56%	11.02%	451,488	144,995
Total originated non-covered loans	82,015	43,738	6.57%	6.39%	2,518,566	1,379,302
Acquired
Mortgage	18,732	22,308	5.35%	5.73%	705,992	784,445
Commercial	37,671	62,241	10.79%	8.77%	704,082	1,430,953
Consumer	8,209	11,302	13.48%	12.47%	122,806	182,806
Auto	26,680	32,323	8.78%	7.06%	612,551	923,135
Total acquired non-covered loans	91,292	128,174	8.58%	7.78%	2,145,431	3,321,338
Total non-covered loans	173,307	171,912	7.49%	7.38%	4,663,997	4,700,641
Loans covered under shared loss agreements with the FDIC	48,267	44,228	27.86%	23.30%	349,406	382,761
Total loans	221,574	216,140	8.91%	8.57%	5,013,403	5,083,402
Total interest earning assets	248,974	240,474	7.08%	6.33%	7,093,560	7,662,088

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	702,862	768,041
Now Accounts	4,531	5,707	0.63%	0.81%	1,451,547	1,421,650
Savings and money market	4,488	4,822	0.79%	1.11%	1,148,918	876,624
Individual retirement accounts	1,998	2,536	1.20%	1.39%	336,634	368,042
Retail certificates of deposits	3,681	6,040	1.34%	1.76%	553,527	691,565
Total core deposits	14,698	19,105	0.71%	0.93%	4,193,488	4,125,922
Institutional deposits	2,699	5,359	1.54%	1.74%	352,456	620,069
Brokered deposits	2,984	3,779	0.82%	0.89%	730,349	857,330
	5,683	9,138	1.06%	1.25%	1,082,805	1,477,399
Deposits fair value premium amortization	(2,908)	(9,649)	0.00%	0.00%	-	-
Core deposit intangible amortization	670	829	0.00%	0.00%	-	-
Total deposits	18,143	19,423	0.69%	0.70%	5,276,293	5,603,321
Borrowings:
Securities sold under agreements to repurchase	14,784	14,357	2.75%	2.01%	1,082,968	1,440,679
Advances from FHLB and other borrowings	4,583	3,046	2.51%	1.38%	367,953	446,482
FDIC-guaranteed term notes	-	909	0.00%	8.38%	-	21,875
Subordinated capital notes	1,988	2,830	3.99%	4.72%	100,357	121,029
Total borrowings	21,355	21,142	2.78%	2.10%	1,551,278	2,030,065
Total interest bearing liabilities	39,498	40,565	1.17%	1.07%	6,827,571	7,633,386
Net interest income / spread	$209,476	$199,909	5.91%	5.26%
Interest rate margin			5.96%	5.26%
Excess of average interest-earning assets over average interest-bearing liabilities					$265,989	$28,702
Average interest-earning assets to average interest-bearing liabilities ratio					103.90%	100.38%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(4,704)	$7,770	$3,066
Loans	(5,194)	10,628	5,434
Total interest income	(9,898)	18,398	8,500
Interest Expense:
Deposits	(1,134)	(146)	(1,280)
Repurchase agreements	(3,565)	3,992	427
Other borrowings	(1,394)	1,180	(214)
Total interest expense	(6,093)	5,026	(1,067)
Net Interest Income	$(3,805)	$13,372	$9,567

Net Interest Income

Comparison of quarters ended June 30, 2014 and 2013

Net interest income of $106.1 million remained level as compared to $106.3 million in the second quarter of 2013, reflecting a decrease of 1.9% in interest income from loans partially offset by a 15.7% increase in interest income from investment securities and a 1.0% decrease in interest expense.

Interest rate spread increased 40 basis points to 6.05% from 5.65%. This increase is mainly due to the net effect of a 52 basis point increase in the average yield of interest-earning assets from 6.72% to 7.24%, and 12 basis point increases in the average cost of funds from 1.07% to 1.19%.

Interest income slightly decreased to $125.9 million from $126.3 million in the same quarter in 2013. Such decrease reflects a $4.5 million decrease in the volume of interest-earning assets partially offset by an increase of $4.1 million in interest rate. Interest income from loans decreased 1.9% to $112.9 million, primarily reflecting a decrease in volume of $2.1 million. Interest income from investments increased 15.7% to $13.0 million, reflecting a lower premium amortization in the investment securities portfolio as conditional prepayment rates (“CPRs”) on mortgage-backed securities fell.

Interest expense decreased 1.0% to $19.8 million, primarily because of a $2.8 million decrease in the volume of interest-bearing liabilities, partially offset by a $2.6 million increase in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in deposits volume of $666 thousand, partially offset by an increase in rate of $344 thousand. The cost of deposits before purchase accounting adjustments decreased 20 basis points to 0.76% for the second quarter of 2014, compared to 0.96% for the second quarter of 2013. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 65 basis points to 2.91% from 2.26%.

The average balance of total interest-earning assets was $6.972 billion, a decrease of 7.6% from the same period in 2013. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 21.4% in average investments, resulting from redemptions and maturities during the current quarter. The average yield on interest-earning assets was 7.24% compared to 6.72% for the same quarter in 2013. This was mainly due to higher average yields in the investment portfolio, which increased to 2.66% from 1.81%, and in the covered loan portfolio, which increased to 29.06% from 25.70%.

Comparison of six-month periods ended June 30, 2014 and 2013

Net interest income increased 4.8% to $209.5 million as compared to $199.9 million for the same period in 2013. The change reflects a decrease of 2.6% in interest expense and increases of 2.5% in interest income from loans and 12.6% in interest income from investment securities.

Interest rate spread increased 65 basis points to 5.91% from 5.26% in the same period for 2013. This increase is mainly due to the net effect of a 75 basis point increase in the average yield of interest-earning assets from 6.33% to 7.08% and a 10 basis point increase in the average cost of funds from 1.07% to 1.17%.

Interest income increased 3.5% to $249.0 million when compared to $240.5 million for the same period in 2013. Results reflect an increase of $18.4 million in interest-earning asset interest rate partially offset by a $9.9 million decrease in volume. Interest income from loans increased 2.5% to $221.6 million, reflecting an increase in interest rate of $10.6 million, partially offset by a $5.2 million decrease in volume. Interest income from investments increased 12.6% to $27.4 million, reflecting a lower premium amortization in the investment securities portfolio as CPRs on mortgage-backed securities fell.

Interest expense decreased 2.6% to $39.5 million, primarily the result of a $6.1 million decrease in the volume of interest-bearing liabilities, partially offset by a $5.0 million increase in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in the repurchase agreement volume of $3.6 million, as the company repaid $510 million of repurchase agreements at maturity. The increase in interest rate is due to an increase in the cost of borrowings, which increased 68 basis points to 2.78%, compared to 2.10%. The cost of deposits before purchase accounting adjustments decreased 24 basis points to 0.78%, compared to 1.01% for the same period in 2013.

Average balance of total interest-earning assets was $7.094 billion, a decrease of 7.5% from the same period in 2013. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 19.3% in average investments, resulting from redemptions and maturities, to the sale of available for sale securities during the current quarter amounting to $110.8 million, and to a reduction of 1.4% in the average loan portfolio primarily due to the early pay down of some commercial loans. The average yield on interest-earning assets was 7.08% compared to 6.33% for the same period in 2013. This was mainly due to higher average yields in the investment portfolio, which increased to 2.66% from 1.90%, and in the loan portfolio, which increased to 8.91% from 8.57%.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in thousands)
Banking service revenue	$9,995	$12,705	-21.3%	$20,552	$24,345	-15.6%
Wealth management revenue	7,336	8,030	-8.6%	14,203	15,690	-9.5%
Mortgage banking activities	1,554	3,827	-59.4%	3,249	6,963	-53.3%
Total banking and financial service revenue	18,885	24,562	-23.1%	38,004	46,998	-19.1%

FDIC shared-loss expense, net	(18,355)	(19,965)	8.1%	(36,842)	(32,836)	-12.2%
Sale of securities available for sale	-	-	0.0%	4,366	-	100.0%
Derivatives	(247)	(164)	-50.6%	(470)	(934)	49.7%
Early extinguishment of debt	-	-	0.0%	-	1,061	-100.0%
Other non-interest income	224	2,302	-90.3%	678	2,349	-71.1%
	(18,378)	(17,827)	-3.1%	(32,268)	(30,360)	-6.3%
Total non-interest income, net	$507	$6,735	-92.5%	5,736	16,638	-65.5%

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

Comparison of quarters ended June 30, 2014 and 2013

As shown in Table 2 above, the Company recorded non-interest income in the amount of $507 thousand, compared to $6.7 million for the same period in 2013, a decrease of $6.2 million.

The FDIC shared-loss expense decreased to $18.4 million as compared to $20.0 million for the same period in 2013, which resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three-year period.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 21.3% to $10.0 million, from $12.7 million for the same period in 2013. The decrease in banking services revenues is mostly due to the reclassification of auto loan late charges into interest income during the last quarter of 2013 amounting to $1.8 million. For the quarter ended June 30, 2013, these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 8.6% to $7.3 million, compared to $8.0 million for the same period in 2013. This decrease is mainly due to local market conditions.

Income generated from mortgage banking activities decreased 59.4% to $1.6 million, compared to $3.8 million for the same period in 2013. The decrease in mortgage banking activities is mainly due to higher losses in repurchased loans and a decrease in sales when compared to same period in 2013.

Losses from derivative activities were $247 thousand, as compared to $164 thousand for the same period in 2013.

Comparison of six-month periods ended June 30, 2014 and 2013

Non-interest income decreased $10.9 million to $5.7 million from $16.6 million in the six-month period ended June 30, 2013.

The FDIC shared-loss expense increased to $36.8 million, as compared to $32.8 million for the same period in 2013, as a result of the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and improved the accretable yield on the covered loans. The reduction in claimable losses amortizes the FDIC indemnification asset through the life of the shared loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the six-month period ended June 30, 2014, the net amortization included $5.1 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses.

Banking service revenue decreased 15.6% to $20.6 million from $24.3 million for the same period in 2013. The decrease in banking services revenues is mostly due to the reclassification of auto loan late charges into interest income during the last quarter of 2013 amounting to $1.8 million. For the six-month period ended June 30, 2013, these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013. In addition, a non-recurring prepayment penalty was received during the first quarter of 2013 of approximately $1 million.

Wealth management revenue decreased 9.5% to $14.2 million, compared to $15.7 million for the same period in 2013. This decrease is mainly due to local market conditions.

Income generated from mortgage banking activities decreased 53.4% to $3.2 million, compared to $7.0 million for the same period in 2013. The decrease in mortgage banking activities is mainly due to higher losses in repurchased loans and a decrease in sales when compared to same period in 2013.

Gains from the sale of securities increased to $4.4 million from the same period in 2013, in which no gain or loss from the sale of securities was recorded. Losses from derivative activities were $470 thousand, as compared to $934 thousand for the same period in 2013. During the six-month period ended June 30, 2014, the Company did not have a gain or loss on extinguishment of debt, as compared to the same period in 2013 in which the Company had a gain of $1.1 million.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2014	2013	Variance %	2014	2013	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,707	$24,089	-14.0%	$42,494	$47,338	-10.2%
Professional and service fees	3,512	5,375	-34.7%	7,719	11,853	-34.9%
Occupancy and equipment	8,605	8,066	6.7%	16,914	17,282	-2.1%
Merger and restructuring charges	-	5,273	-100.0%	-	10,808	-100.0%
Taxes, other than payroll and income taxes	3,776	5,132	-26.4%	7,511	7,754	-3.1%
Electronic banking charges	4,796	4,065	18.0%	9,449	7,763	21.7%
Information technology expenses	1,485	2,335	-36.4%	3,300	4,979	-33.7%
Insurance	2,333	2,723	-14.3%	4,407	5,401	-18.4%
Foreclosure, repossession and other real estate expenses	6,554	3,717	76.3%	12,941	6,900	87.6%
Loan servicing and clearing expenses	1,669	1,884	-11.4%	3,728	3,360	11.0%
Advertising, business promotion, and strategic initiatives	1,669	1,670	-0.1%	3,450	3,079	12.0%
Printing, postage, stationery and supplies	645	851	-24.2%	1,200	2,017	-40.5%
Communication	813	835	-2.6%	1,770	1,699	4.2%
Director and investor relations	293	377	-22.3%	544	613	-11.3%
Other operating expenses	2,991	2,295	30.3%	5,825	4,452	30.8%
Total non-interest expenses	$59,848	$68,687	-12.9%	$121,252	$135,298	-10.4%
Relevant ratios and data:
Efficiency ratio	47.89%	52.49%		48.99%	54.80%
Compensation and benefits to non-interest expense	34.60%	35.07%		35.05%	34.99%
Compensation to average total assets owned	0.54%	0.57%		0.54%	0.55%
Average number of employees	1,566	1,559		1,559	1,573
Average compensation per employee	$13.2	$15.5		$27.3	$30.1
Average loans per average employee	$3,205	$3,244		$3,216	$3,232

Non-Interest Expenses

Comparison of quarters ended June 30, 2014 and 2013

Non-interest expense reached $59.8 million, representing a decrease of 12.9% compared to $68.7 million. The decrease is due mainly to the non-recurring merger and restructuring charges of $5.3 million incurred during the quarter ended June 30, 2013 for the BBVAPR Acquisition and to the decrease of $3.4 million in compensation and employee benefits.

Compensation and employee benefits decreased 14.0% to $20.7 million from $24.1 million for the same periods in 2013. The decrease is due mainly to the impact in the second quarter of 2013 of the assessment of employee bonuses required pursuant to the BBVAPR Acquisition of $1.9 million and a decrease in commissions paid by the securities broker-dealer of $541 thousand.

Professional and service fees decreased 34.7% to $3.5 million, as compared to $5.4 million for the same period in 2013. Professional and service fees primarily comprise expenses and consulting and outsourcing expenses. For the quarter ended June 30, 2014, legal expenses amounted to $1.1 million compared to $1.3 million for the same period in 2013. Consulting and outsourcing expenses amounted to $714 thousand, compared to $1.3 million. The decrease in professional and service fees is mainly related to loan servicing fees amounting to $1.1 million for a third party loan servicer whose contract was terminated during the quarter ended June 30, 2013.

Taxes, other than payroll and income taxes decreased to $3.8 million, as compared to $5.1 million for the same period in 2013. The decrease primarily reflects the cumulative impact in the second quarter of 2013 from the application of the 1.0% tax on gross revenues enacted on June 30, 2013.

Information technology expenses decreased 36.4% to $1.5 million, as compared to $2.3 million, mostly due to a decrease in data processing expenses.

The decreases in the foregoing non-interest expenses were partially offset by increases in electronic banking charges and foreclosure, repossession and other real estate expenses.

Electronic banking charges increased 18.0% to $4.8 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Foreclosure, repossession and other real estate expenses increased 76.3% to $6.6 million, as compared to $3.7 million, principally due to an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions.

The decrease in non-interest expenses resulted in an improved efficiency ratio of 47.89%, from 52.49% for the same period in 2013. The efficiency ratio measures how much of the Company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $18.4 million, compared to $17.8 million for the same period in 2013. Revenue for purposes of the efficiency ratio amounted to $125.0 million, compared to $130.9 million for the same period in 2013.

Comparison of six-month periods ended June 30, 2014 and 2013

Non-interest expense decreased 10.4% to $121.3 million, compared to $135.3. The decrease is due mainly to the non-recurring merger and restructuring charges of $10.8 million incurred during the six-month period ended June 30, 2013 for the BBVAPR Acquisition and the implementation of expense reduction measures.

Compensation and employee benefits decreased 10.2% to $42.5 million from $47.3 million for the same period in 2013. The decrease is due mainly to a decrease in average total employees during the six-month period ended June 30, 2014, compared to the same period in 2013, and a decrease in commissions paid by the securities broker-dealer of $1.1 million.

Professional and service fees decreased 34.9% to $7.7 million, as compared to $11.9 million for the same period in 2013. Legal expenses amounted to $2.2 million, compared to $2.5 million for the same period in 2013. Consulting and outsourcing expenses amounted to $1.9 million, compared to $2.8 million for the same period in 2013. Decrease in professional and service fees is mainly related to loan servicing fees amounting to $2.8 million for a third party loan servicer whose contract was terminated during the quarter ended June 30, 2013.

Information technology expenses decreased 33.7% to $3.3 million, as compared to $5.0 million, mostly due to decrease in data processing expenses.

The decreases in the foregoing non-interest expenses were partially offset by increases in electronic banking charges and foreclosure, repossession and other real estate expenses.

Electronic banking charges increased 21.7% to $9.4 million, as compared to $7.8 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Foreclosure, repossession and other real estate expenses increased 87.6% to $12.9 million, as compared to $6.9 million for the same period in 2013, principally due to an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions.

The decrease in non-interest expenses resulted in an improved efficiency ratio of 48.99% from 54.80%. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $32.3 million, compared to $30.4 million for the same period in 2013. Revenue for purposes of the efficiency ratio amounted to $247.5 million, compared to $246.9 million for the same period in 2013.

Provision for Loan and Lease Losses

Comparison of quarters ended June 30, 2014 and 2013

Provision for non-covered loan and lease losses decreased $24.3 million to $13.2 million when compared to $37.5 million, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of non-performing residential mortgage loans during the second quarter of 2013. Provision for covered loan and lease losses increased $384 thousand to $1.6 million when compared to the same period in 2013. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended June 30, 2014 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Total charge-offs on non-covered loans, excluding acquired loans, decreased 73.1% to $8.9 million, as compared to $33.0 million for the same period in 2013, and total recoveries increased from $486 thousand to $2.6 million. As a result, the recoveries to charge-offs ratio increased from 1.47% to 29.08%. Net credit losses, excluding acquired loans, decreased $26.3 million to $6.3 million, representing 0.96% of average non-covered loans outstanding versus 8.89% in the same period in 2013, annualized. The credit losses for the quarter ended June 30, 2013, included a $27 million charge-off from nonperforming mortgage loans transferred into the loan held-for-sale category. Isolating this credit charge-off, the net credit losses for the quarter ended June 30, 2013 would have been $5.6 million, representing 1.52% of average non-covered loans outstanding, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $2.6 million, as compared to $1.6 million for the same period in 2013. Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $3.2 million. This portfolio did not require a provision for loan and leases losses for the same period in 2013. The provision for the quarter ended June 30, 2014, reflects the Company’s revision of the expected cash flows in the non-covered acquired loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining term of the loan pools. Provision for covered loan and lease losses was $1.6 million, compared to $1.2 million for the same period in 2013, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Comparison of six-month periods ended June 30, 2014 and 2013

Provision for non-covered loan and lease losses decreased $22.2 million to $23.3 million when compared to $45.4 million, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of non-performing residential mortgage loans. Provision for covered loan and lease losses increased $1.3 million, when compared to the same period in 2013. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the six-month period ended June 30, 2014, was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Total charge-offs on non-covered loans, excluding acquired loans, decreased 56.2% to $16.0 million, as compared to $36.5 million for the same period in 2013, and total recoveries increased from $586 thousand to $4.5 million. As a result, the recoveries to charge-offs ratio increased from 1.60% to 28.13%. Net credit losses, excluding acquired loans, decreased $24.4 million to $11.5 million, representing 0.91% of average non-covered loans outstanding versus 5.22% in the same period in 2013, annualized. The credit losses for the six-month period ended June 30, 2013 included a $27 million charge-off from nonperforming mortgage loans transferred into the loan held-for-sale category. Isolating this credit charge-off, the net credit losses for the quarter ended June 30, 2013 would have been $8.9 million, representing 1.30% of average non-covered loans outstanding, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $6.8 million, as compared to $3.7 million for the same period in 2013. Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $3.4 million for the six-month period ended June 30, 2014. This portfolio did not require provision for loan and leases losses for the same period in 2013. The provision for the six-month period ended June 30, 2014 reflects the Company’s revision of the expected cash flows in the non-covered acquired loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining term of the loan pools. Provision for covered loan and lease losses was $3.2 million, compared to $1.9 million, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 13 below for more detailed information concerning the allowances for the loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Comparison of quarters ended June 30, 2014 and 2013

Income tax expense increased to $10.6 million, compared to an income tax benefit of $31.9 million for the same period in 2013. The income tax benefit for the quarter ended June 30, 2013 included a $36.9 million benefit from the effect in deferred taxes due to the increase in tax rates from 30.0% to 39.0%, partially offset by an increase in the effective income tax rate the for first quarter of 2013 from 25% to 35%.

Comparison of six-month periods ended June 30, 2014 and 2013

Income tax expense increased to $22.4 million, compared to an income tax benefit of $24.8 million for the same period in 2013. The income tax benefit for the six-month period ended June 30, 2013 included a $36.9 million benefit from the effect in deferred taxes due to the increase in tax rates from 30.0% to 39.0%.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2014, the Company’s total assets amounted to $7.710 billion, a decrease of 5.5% when compared to $8.158 billion at December 31, 2013, and interest-earning assets decreased 4.3% from $6.694 billion at December 31, 2013 to $6.408 billion at June 30, 2014.

At June 30, 2014, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 75% and 25%, respectively, at December 31, 2013.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, leases, and auto loans. At June 30, 2014, the Company’s loan portfolio decreased by 1.7% to $4.936 billion compared to $5.019 billion at December 31, 2013. At June 30, 2014, the covered loan portfolio decreased $22.6 million, or 6.3%, from December 31, 2013 as the loans continue to pay down. At June 30, 2014, the non-covered loan portfolio decreased $60.8 million, or 1.3%, primarily due to the early pay down of some commercial loans.

The FDIC indemnification asset amounted to $143.7 million at June 30, 2014 and $189.2 million as of December 31, 2013, representing a 24.1% reduction. The decrease in the FDIC indemnification asset is mainly related to reimbursements of $18.7 million received from the FDIC, and the amortization of the FDIC indemnification asset by $35.1 million during the six-month period ended June 30, 2014.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, U.S. treasury securities, and Puerto Rico government and agency bonds. At June 30, 2014, the investment portfolio decreased 8.9% to $1.472 billion from $1.615 billion at December 31, 2013. This decrease is mostly due to net effect of a reduction of $78.5 million in FNMA and FHLMC certificates and $97.4 million in Puerto Rico government obligations due to redemptions and maturities. In addition, during the six-month period  ended June 30, 2014, the Company sold $110.8 million of mortgage-backed available for sale securities taking advantage of market opportunities to realize gains and reduce some interest rate sensitivity. During the six-month period ended June 30, 2014, the Company also experienced a normal prepayment of mortgage-backed securities of approximately $106 million. The decrease in investments was partially offset by the increase of $63.9 million in obligations of U.S. government-sponsored agencies.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At June 30, 2014, total assets managed by the Company’s trust division and CPC amounted to $2.867 billion, compared to $2.797 billion at December 31, 2013. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2014, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.651 billion, compared to $2.493 billion at December 31, 2013. Changes in trust and broker-dealer related assets primarily reflect an increase in portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,
	2014	2013	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,138,824	$1,217,330	-6.4%
Obligations of US government-sponsored agencies	74,574	10,649	600.3%
US Treasury securities	9,000	-	100.0%
CMOs issued by US government-sponsored agencies	196,631	214,394	-8.3%
GNMA certificates	5,928	7,816	-24.2%
Puerto Rico government and political subdivisions	16,800	114,190	-85.3%
FHLB stock	24,381	24,450	-0.3%
Other debt securities	3,907	24,047	-83.8%
Other investments	1,678	1,933	-13.2%
Total investments	1,471,723	1,614,809	-8.9%
Loans:
Non-covered loans	4,647,264	4,670,227	-0.5%
Allowance for loan and lease losses on non-covered loans	(60,360)	(54,298)	-11.2%
Non-covered loans receivable, net	4,586,904	4,615,929	-0.6%
Mortgage loans held for sale	14,792	46,529	-68.2%
Total non-covered loans, net	4,601,696	4,662,458	-1.3%
Covered loans	393,859	409,690	-3.9%
Allowance for loan and lease losses on covered loans	(59,515)	(52,729)	-12.9%
Total covered loans, net	334,344	356,961	-6.3%
Total loans, net	4,936,040	5,019,419	-1.7%
Securities purchased under agreements to resell	-	60,000	-100.0%
Total securities and loans	6,407,763	6,694,228	-4.3%
Other assets:
Cash and due from banks	603,427	696,501	-13.4%
Money market investments	8,228	6,967	18.1%
FDIC indemnification asset	143,660	189,240	-24.1%
Foreclosed real estate	102,235	90,024	13.6%
Accrued interest receivable	22,508	18,734	20.1%
Deferred tax asset, net	123,298	137,564	-10.4%
Premises and equipment, net	82,167	82,903	-0.9%
Servicing assets	13,655	13,801	-1.1%
Derivative assets	9,558	20,502	-53.4%
Goodwill	86,069	86,069	0.0%
Other assets	107,577	121,482	-11.4%
Total other assets	1,302,382	1,463,787	-11.0%
Total assets	$7,710,145	$8,158,015	-5.5%
Investments portfolio composition:
FNMA and FHLMC certificates	77.4%	75.4%
Obligations of US government-sponsored agencies	5.1%	0.7%
US Treasury securities	0.6%	0.0%
CMOs issued by US government-sponsored agencies	13.4%	13.3%
GNMA certificates	0.4%	0.5%
Puerto Rico government and political subdivisions	1.1%	7.1%
FHLB stock	1.7%	1.5%
Other debt securities and other investments	0.3%	1.5%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	June 30,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$788,001	$766,265	2.8%
Commercial	1,183,172	1,127,657	4.9%
Consumer	161,538	127,744	26.5%
Auto and leasing	508,034	379,874	33.7%
Total originated and other loans and leases held for investment	2,640,745	2,401,540	10.0%
Acquired loans:
Accounted for under ASC 310-20
Commercial	38,602	77,681	-50.3%
Consumer	49,604	56,174	-11.7%
Auto	238,399	301,584	-21.0%
	326,605	435,439	-25.0%
Accounted for under ASC 310-30
Mortgage	692,069	717,904	-3.6%
Commercial	632,273	671,544	-5.8%
Consumer	43,824	63,620	-31.1%
Auto	308,512	379,145	-18.6%
	1,676,678	1,832,213	-8.5%
	2,003,283	2,267,652	-11.7%
	4,644,028	4,669,192	-0.5%
Deferred loans fees, net	3,236	1,035	212.7%
Loans receivable	4,647,264	4,670,227	-0.5%
Allowance for loan and lease losses on non-covered loans	(60,360)	(54,298)	-11.2%
Loans receivable, net	4,586,904	4,615,929	-0.6%
Mortgage loans held-for-sale	14,792	46,529	-68.2%
Total non-covered loans, net	4,601,696	4,662,458	-1.3%
Covered loans:
Loans secured by 1-4 family residential properties	121,416	121,748	-0.3%
Construction and development secured by 1-4 family residential properties	18,566	17,304	7.3%
Commercial and other construction	248,700	264,249	-5.9%
Consumer	5,177	6,119	-15.4%
Leasing	-	270	-100.0%
Total covered loans	393,859	409,690	-3.9%
Allowance for loan and lease losses on covered loans	(59,515)	(52,729)	-12.9%
Total covered loans, net	334,344	356,961	-6.3%
Total loans receivable, net	$4,936,040	$5,019,419	-1.7%

As shown in Table 5 above, total loans, net, amounted to $4.936 billion at June 30, 2014 and $5.019 billion at December 31, 2013.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $788.0 million (29.9% of the gross originated loan portfolio) compared to $766.3 million (31.9% of the gross originated loan portfolio) at December 31, 2013. Mortgage loan production totaled $52.0 million and $102.8 million for the quarter and six-month period ended June 30, 2014, respectively, which represents a decrease of 48.7% and 42.4 % from $101.3 million and $178.4 million for the same periods in 2013. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $38.3 million and $34.9 million for the periods ended June 30, 2014, and December 31, 2013, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.183 billion (44.8% of the gross originated loan portfolio) compared to $1.128 billion (47.0% of the gross originated loan portfolio) at December 31, 2013. Commercial loan production decreased 56.5% to $45.4 million for the second quarter of 2014, and 52.3% to $85.2 million for the six-month period ended June 30, 2014, from $104.3 million and $178.5 million for the same periods in 2013, respectively.

•         Consumer loan portfolio amounted to $161.5 million (6.1% of the gross originated loan portfolio) compared to $127.7 million (5.3% of the gross originated loan portfolio) at December 31, 2013. Consumer loan production increased 33.4% to $34.5 million for the quarter ended June 30, 2014, and 26.6 % to $62.3 million for the six-month period ended June 30, 2014 from $26.6 million and $49.2 million for the same periods in 2013, respectively.

•         Auto loans and leasing portfolio amounted to $508.0 million (19.2% of the gross originated loan portfolio) compared to $379.9 million (15.8% of the gross originated loan portfolio) at December 31, 2013. Auto production was $89.6 million for the quarter ended June 30, 2014 and $183.4 million for the six-month period ended June 30, 2014, compared to $94.7 million and $195.7 million for the same periods in 2013, respectively.

At June 30, 2014 and December 31, 2013, the Company's non-covered acquired loan portfolio composition was as follows:

	June 30, 2014		December 31, 2013
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio
	(Dollars in thousands)
Mortgage	$692,068	34.5%	$717,904	31.7%
Commercial	670,874	33.5%	749,225	33.0%
Consumer	93,428	4.7%	119,794	5.3%
Auto	546,910	27.3%	680,729	30.0%
	$2,003,280	100.00%	$2,267,652	100.00%

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2014
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$13,218	$239	1.81%	$22,726	$925	4.07%	$90,317	$2,014	2.23%
90 - 119 days	245	8	3.27%	115	5	0.00%	511	22	4.31%
120 - 179 days	91	3	0.00%	-	-	0.00%	1,438	61	4.24%
180 - 364 days	163	9	5.52%	658	84	12.77%	763	45	5.90%
365+ days	400	43	10.75%	423	192	45.39%	1,822	285	15.64%
Total	$14,117	$302	2.14%	$23,922	$1,206	5.04%	$94,851	$2,427	2.56%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.47%			0.80%			3.18%
Refinanced or Modified Loans:
Amount	$2,270	$175	7.71%	$-	$-	0.00%	$14,825	$1,185	7.99%
Percentage of Higher-Risk Loan Category	16.08%			0.00%			15.63%
Loan-to-Value Ratio:
Under 70%	$9,307	$205	2.20%	$2,459	$212	8.62%	$-	$-	-
70% - 79%	2,874	54	1.88%	3,238	145	4.48%	-	-	-
80% - 89%	826	21	2.54%	7,118	334	4.69%	-	-	-
90% and over	1,110	22	1.98%	11,107	515	4.64%	94,851	2,427	2.56%
	$14,117	$302	2.14%	$23,922	$1,206	5.04%	$94,851	$2,427	2.56%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2014
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$49,660	$20,750	$-	$28,910	Repayment sources include all available revenues of the Commonwealth
Public corporations	382,888	299,991	1,422	81,475	$81.5 million which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	222,881	-	507	222,374	Repayment from property taxes
Investment securities	22,391	-	-	22,391
Total	$677,820	$320,741	$1,929	$355,150

Some highlights follow on the data included above:

•         Loans to Puerto Rico central government and public corporations are collateralized or have specific repayment sources.

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          49% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $362.8 million at June 30, 2014. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•          The Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) enacted in the second quarter of 2014 establishes procedures for the adjustment of debts of certain public corporations. Significantly all of the Company’s public corporation debtors are authorized to seek relief under the Recovery Act.

•          Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of the Puerto Rico Electric Power Authority (“PREPA”), a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of June 30, 2014, which matures on August 14, 2014 and is currently accruing. The bank syndicate and PREPA have executed a short term forbearance agreement that expires at the maturity of the line of credit pursuant to which the bank syndicate agreed to not exercise remedies in connection with certain defaults under the loan agreement to facilitate a dialogue with PREPA, which is actively ongoing, regarding the future of the line of credit. As of June 30, 2014, this credit facility has a rating of special mention.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. As a result, the period was changed to 24 months from the previously determined 12 months. In addition, during the quarter ended June 30, 2014, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, more weight is been given to the environmental factors related to the economy, taking into consideration current evolution of the portfolio and expected impact, due to recent economic developments. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

At June 30, 2014, the Company’s allowance for non-covered loan and lease losses amounted to $60.4 million, an increase from $54.3 million at December 31, 2013. At June 30, 2014, $50.6 million of the allowance corresponded to originated and other loans held for investment, or 1.92% of total non-covered originated and other loans held for investment, compared to $49.1 million or 2.04% of total non-covered originated and other loans held for investment at December 31, 2013. The allowance increase as a result of a $13.1 million provision for loan and lease losses and $4.5 million of recoveries, which were partially offset by charge-offs of $16.0 million during the six-month period ended June 30, 2014. The allowance for residential mortgage loans and commercial loans decreased by 4.4% (or $875 thousand), and 16.6% (or $2.5 million), respectively, when compared with the balances recorded at December 31, 2013. The allowance for consumer loans and auto and leases increased by 31.4% (or $1.9 million) and 41.5% (or $3.3 million), respectively, when compared with the balances recorded at December 31, 2013. The unallocated allowance at June 30, 2014 decreased by 63.0%, or $236 thousand, when compared with the balance recorded at December 31, 2013.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under the provisions of ASC 310-20 at June 30, 2014 was $3.4 million compared to $2.4 million at December 31, 2013, a 46.3% increase. The allowance increased as a result of a $6.8 million provision for loan and lease losses and $1.2 million of recoveries, which were partially offset by $7.0 million in charge-offs during the six-month period ended June 30, 2014. The allowance for commercial loans decreased by 49.9% (or $462 thousand), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans increased by 100% (or $338 thousand) and 85.1% (or $1.2 million), respectively, when compared with the balances recorded at December 31, 2013.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under ASC-310-30 at June 30, 2014 was $6.3 million as compared to $2.9 million at December 31, 2013. The allowance increased as a result of a $3.4 million provision for loan and lease losses during the six-month period ended June 30, 2014. The allowance for commercial loans increased by 262.9% (or $4.5 million), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans decreased by 85.2% (or $356 thousand) and 100% (or $732 thousand), respectively, when compared with the balances recorded at December 31, 2013.

Allowance for loan and lease losses recorded for covered loans at June 30, 2014 was $59.5 million as compared to $52.7 million at December 31, 2013. The allowance increased as a result of a $3.2 million provision for loan and lease losses and $3.6 million of FDIC shared-loss portion of provision for covered loan and lease losses during the six-month period ended June 30, 2014. The allowance for loan and lease losses on covered loans is accounted under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2014 and December 31, 2013, the Company had $94.1 million and $86.2 million, respectively, of non-accrual loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium). At June 30, 2014 and December 31 2013, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $75.4 million and $66.5 million, respectively.

Covered loans and loans acquired in the BBVAPR Acquisition with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses. Credit related decreases in expected cash flows, compared to those previously forecasted are recognized by recording a provision for credit losses on non-covered loans when it is probable that all cash flows expected at acquisition will not be collected.

At June 30, 2014, the Company’s non-performing assets increased by 7.1% to $166.3 million (2.90% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $155.3 million (2.61% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2013. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At June 30, 2014, the allowance for non-covered originated loan and lease losses to non-performing loans coverage ratio was 56.53% (61.52% at December 31, 2013).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At June 30, 2014, the Company’s originated non-performing mortgage loans totaled $57.3 million (60.9% of the Company’s non-performing loans), a 12.3% increase from $51.1 million (59.4% of the Company’s non-performing loans) at December 31, 2013. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2014, the Company’s originated non-performing commercial loans amounted to $23.5 million (25.0% of the Company’s non-performing loans), a 3.0% increase from $22.8 million at December 31, 2013 (26.5% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2014, the Company’s originated non-performing consumer loans amounted to $1.5 million (1.5% of the Company’s total non-performing loans), an 80.6% increase from $805 thousand at December 31, 2013 (0.9% of the Company’s total non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2014, the Company’s originated non-performing auto loans and leases amounted to $7.3 million (7.8% of the Company’s total non-performing loans), an increase of 43.4% from $5.1 million at December 31, 2013 (5.9% of the Company’s total non-performing loans).

•         Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2014, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.4 million (1.5% of the Company’s non-performing loans), a 43.1% decrease from $2.5 million at December 31, 2013 (3.0% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At June 30, 2014, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.4 million (1.4% of the Company’s non-performing loans), a 39.1% decrease from $2.2 million at December 31, 2013 (2.6% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2014, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.7 million (1.8% of the Company’s non-performing loans), a 4.5% increase from $1.6 million at December 31, 2013 (1.9% of the Company’s non-performing loans).

•         Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less the estimated cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on foreclosed real estate and other repossessed assets for the quarter and six month period ended June 30, 2014, amounted to $4.9 million and $8.4 million, respectively, compared to $1.7 million and $3.6 million for the same periods in 2013.

The Company has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Company’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RHS, “Banco de la Vivienda de Puerto Rico,” conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by the Company. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only / interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed by the Company’s current credit and underwriting guidelines. The Company achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2014	2013	%	2014	2013	%
	(Dollars in thousands)
Non-covered loans
Originated and other loans:
Balance at beginning of period	$49,507	$42,334	16.9%	$49,081	$39,921	22.9%
Provision for non-covered loan and lease losses	7,431	35,919	-79.3%	13,056	41,715	-68.7%
Charge-offs	(8,883)	(33,038)	-73.1%	(15,999)	(36,521)	-56.2%
Recoveries	2,583	486	431.5%	4,500	586	667.9%
	50,638	45,701	10.8%	50,638	45,701	10.8%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$3,618	$386	100.0%	$2,354	$-	100.0%
Provision for non-covered loan and lease losses	2,569	1,608	59.8%	6,811	3,728	82.7%
Charge-offs	(3,432)	(2,593)	32.4%	(6,960)	(5,764)	20.7%
Recoveries	689	1,523	-54.8%	1,239	2,960	-58.1%
	3,444	924	272.7%	3,444	924	272.7%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$3,058	$-	100.0%	$2,863	$-	100.0%
Provision for non-covered loan and lease losses	3,220	-	100.0%	3,415	-	100.0%
	6,278	-	100.0%	6,278	-	100.0%
Total non-covered loans balance at end of period	$60,360	$46,625	29.5%	$60,360	$46,625	29.5%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	1.92%	2.91%	-34.1%	1.92%	2.91%	-34.1%
Non-performing originated loans	56.53%	32.45%	74.2%	56.53%	32.45%	74.2%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	1.05%	0.05	100.0%	1.05%	0.05	100.0%
Non-performing acquired loans accounted for under ASC 310-20	76.88%	21.94	-96.5%	76.88%	21.94	-96.5%

Covered loans
Balance at beginning of period	$54,398	$54,124	0.5%	$52,729	$54,124	-2.6%
Provision for covered loan and lease losses, net	1,595	672	137.4%	3,223	672	379.6%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	3,522	(1,822)	-293.3%	3,562	(1,822)	-295.5%
Balance at end of period	$59,515	$52,974	12.3%	$59,514	$52,974	12.3%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN
	June 30, 2014	December 31, 2013	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,062	$19,937	-4.4%
Commercial	12,423	14,897	-16.6%
Consumer	7,887	6,006	31.3%
Auto and leasing	11,127	7,866	41.5%
Unallocated allowance	139	375	-62.9%
Total allowance balance	$50,638	$49,081	3.2%
Allowance composition:
Mortgage	37.64%	40.62%	-7.3%
Commercial	24.53%	30.35%	-19.2%
Consumer	15.58%	12.24%	27.3%
Auto and leasing	21.97%	16.03%	37.1%
Unallocated allowance	0.27%	0.76%	-64.5%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.42%	2.60%	-7.0%
Commercial	1.05%	1.32%	-20.5%
Consumer	4.88%	4.70%	3.8%
Auto and leasing	2.19%	2.07%	5.8%
Unallocated allowance to total originated loans	0.01%	0.02%	-66.3%
Total allowance to total originated loans	1.92%	2.04%	-6.2%
Allowance coverage ratio to non-performing loans:
Mortgage	33.26%	39.05%	-14.8%
Commercial	52.85%	65.25%	-19.0%
Consumer	542.43%	746.09%	-27.3%
Auto and leasing	152.42%	154.57%	-1.4%
Total	56.53%	61.52%	-8.1%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$464	$926	-49.9%
Consumer	338	-	100.0%
Auto	2,642	1,428	85.0%
Total allowance balance	$3,444	$2,354	46.3%
Allowance composition:
Commercial	13.48%	39.34%	-65.7%
Consumer	9.81%	0.00%	100.0%
Auto	76.71%	60.66%	26.5%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	1.20%	1.19%	0.8%
Consumer	0.68%	0.00%	100.0%
Auto	1.11%	0.47%	134.0%
Total allowance to total acquired loans	1.05%	0.54%	95.1%
Allowance coverage ratio to non-performing loans:
Commercial	32.04%	36.41%	-12.0%
Consumer	25.00%	0.00%	100.0%
Auto	157.26%	88.81%	77.1%
Total	76.88%	36.95%	108.0%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	June 30, 2014	December 31, 2013	Variance %
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-30
Allowance balance:
Commercial	$6,216	$1,713	262.9%
Consumer	62	418	100.0%
Auto	-	732	-100.0%
Total allowance balance	$6,278	$2,863	119.3%
Allowance composition:
Commercial	99.01%	59.83%	65.5%
Consumer	0.99%	14.60%	100.0%
Auto	0.00%	25.57%	-100.0%
	100.00%	100.00%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended June 30,		Variance		Six-Month Period Ended June 30,		Variance
	2014	2013	%		2014	2013	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(987)	$(29,119)	-96.6%		$(2,201)	$(31,708)	-93.1%
Recoveries	88	-	100.0%		236	-	100.0%
Total	(899)	(29,119)	-96.9%		(1,965)	(31,708)	-93.8%
Commercial
Charge-offs	(543)	(2,887)	-81.2%		(962)	(3,444)	-72.1%
Recoveries	115	234	-50.9%		213	262	-18.7%
Total	(428)	(2,653)	-83.9%		(749)	(3,182)	-76.5%
Consumer
Charge-offs	(1,397)	(323)	332.5%		(2,235)	(569)	292.8%
Recoveries	244	43	467.4%		391	108	262.0%
Total	(1,153)	(280)	311.8%		(1,844)	(461)	300.0%
Auto
Charge-offs	(5,956)	(709)	740.1%		(10,601)	(800)	1225.1%
Recoveries	2,136	209	922.0%		3,660	216	1594.4%
Total	(3,820)	(500)	664%		(6,941)	(584)	1088.5%
Net credit losses
Total charge-offs	(8,883)	(33,038)	-73.1%		(15,999)	(36,521)	-56.2%
Total recoveries	2,583	486	431.5%		4,500	586	667.9%
Total	$(6,300)	$(32,552)	-80.6%		$(11,499)	$(35,935)	-68.0%
Net credit losses to average loans outstanding:
Mortgage	0.46%	14.50%	-96.8%		0.51%	8.10%	-93.7%
Commercial	0.14%	2.71%	-94.8%		0.13%	1.66%	-92.2%
Consumer	3.13%	1.44%	117.4%		2.68%	1.35%	98.5%
Auto	3.15%	1.04%	202.9%		3.07%	0.81%	279.0%
Total	0.96%	8.89%	-89.2%		0.91%	5.21%	-82.5%
Recoveries to charge-offs	29.08%	1.47%	1876.7%		28.13%	1.60%	1652.9%
Average originated loans:
Mortgage	$773,425	$803,272	-3.7%		$763,400	$783,172	-2.5%
Commercial	1,209,346	392,261	208.3%		1,165,891	382,654	204.7%
Consumer	147,230	77,948	88.9%		137,787	68,480	101.2%
Auto	484,536	191,438	153.1%		451,488	144,995	211.4%
Total	$2,614,537	$1,464,919	78.5%	$	$ 2,518,566	$1,379,302	82.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2014	2013	%	2013	2014	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(110)	$(25)	340.0%	$(284)	$(25)	1036.0%
Recoveries	30	-	100.0%	30	-	100.0%
Total	(80)	(25)	220.0%	(254)	(25)	916.0%
Consumer
Charge-offs	(1,952)	(1,158)	68.6%	(4,010)	(2,614)	53.4%
Recoveries	124	637	-80.5%	224	844	-73.5%
Total	(1,828)	(521)	250.9%	(3,786)	(1,770)	113.9%
Auto
Charge-offs	(1,370)	(1,410)	-2.8%	(2,666)	(3,125)	-14.7%
Recoveries	535	886	-39.6%	985	2,116	-53.4%
Total	(835)	(524)	59.4%	(1,681)	(1,009)	66.6%
Net credit losses
Total charge-offs	(3,432)	(2,593)	32.4%	(6,960)	(5,764)	20.7%
Total recoveries	689	1,523	-54.8%	1,239	2,960	-58.1%
Total	$(2,743)	$(1,070)	156.4%	$(5,721)	$(2,804)	104.0%
Net credit losses to average loans outstanding:
Commercial	1.29%	0.03%	4914.2%	1.04%	0.01%	7778.2%
Consumer	10.96%	2.92%	275.3%	11.09%	4.97%	123.3%
Auto	1.34%	0.54%	148.2%	1.27%	0.49%	157.2%
Total	3.22%	0.50%	538.6%	2.99%	0.65%	358.6%
Recoveries to charge-offs	20.08%	58.74%	-65.8%	17.80%	51.35%	-65.3%
Average loans accounted for under ASC 310-20:
Commercial	$24,855	$389,461	-93.6%	$48,868	$378,929	-87.1%
Consumer	66,690	71,334	-6.5%	68,294	71,290	-4.2%
Auto	249,395	388,486	-35.8%	265,459	409,798	-35.2%
Total	$340,940	$849,281	-59.9%	$382,621	$860,016	-55.5%

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2014	2013	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$26,435	$26,847	-1.5%
Other loans	62,746	56,430	11.2%
Accruing loans
Troubled-Debt Restructuring loans	3,731	1,898	100.0%
Other loans	1,142	977	100.0%
Total non-performing loans	$94,054	$86,152	9.2%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	55,523	56,815	-2.3%
Other repossessed assets	16,765	12,314	36.1%
Mortgage loans held for sale	-	-	100.0%
	$166,342	$155,281	7.1%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.90%	2.61%	11.1%
Non-performing assets to total capital	17.98%	17.55%	2.5%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$723	$530	$1,213	$991

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$57,314	$51,058	12.3%
Commercial	23,506	22,830	3.0%
Consumer	1,454	805	80.6%
Auto and leasing	7,300	5,089	43.4%
	89,574	79,782	12.3%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,448	2,543	-43.1%
Consumer	1,352	2,219	-39.1%
Auto	1,680	1,608	4.5%
	4,480	6,370	-29.7%
Total	$94,054	$86,152	9.2%
Non-performing loans composition percentages:
Originated loans
Mortgage	60.9%	59.4%
Commercial	25.0%	26.5%
Consumer	1.5%	0.9%
Auto and leasing	7.8%	5.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.5%	3.0%
Consumer	1.4%	2.6%
Auto	1.8%	1.9%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	3.17%	3.04%	4.2%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	1.64%	1.45%	13.0%
Total capital	10.17%	9.74%	4.4%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	0.89%	0.83%	7.2%
Non-performing loans	27.92%	27.35%	2.1%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	53.99%	56.05%	-3.7%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	79.78%	82.18%	-2.9%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,
	2014	2013	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$731,295	$744,328	-1.8%
NOW accounts	1,404,042	1,393,645	0.7%
Savings and money market accounts	1,226,747	1,194,566	2.7%
Certificates of deposit	1,776,971	2,048,040	-13.2%
Total deposits	5,139,055	5,380,579	-4.5%
Accrued interest payable	2,178	2,686	-18.9%
Total deposits and accrued interest payable	5,141,233	5,383,265	-4.5%
Borrowings:
Securities sold under agreements to repurchase	1,012,233	1,267,618	-20.1%
Advances from FHLB	360,240	336,143	7.2%
Other term notes	3,837	3,663	4.8%
Subordinated capital notes	100,797	100,010	0.8%
Total borrowings	1,477,107	1,707,434	-13.5%
Total deposits and borrowings	6,618,340	7,090,699	-6.7%

Derivative liabilities	13,617	14,937	-8.8%
Acceptances outstanding	17,581	23,042	-23.7%
Other liabilities	135,405	144,424	-6.2%
Total liabilities	$6,784,943	$7,273,102	-6.7%
Deposits portfolio composition percentages:
Non-interest bearing deposits	14.2%	13.8%
NOW accounts	27.3%	25.9%
Savings and money market accounts	23.9%	22.2%
Certificates of deposit	34.6%	38.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	68.5%	74.2%
Advances from FHLB	24.4%	19.7%
Other term notes	0.3%	0.2%
Subordinated capital notes	6.8%	5.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$1,010,000	$1,265,000
Daily average outstanding balance	$1,082,968	$1,353,011
Maximum outstanding balance at any month-end	$1,149,167	$1,552,269

Liabilities and Funding Sources

As shown in Table 13 above, at June 30, 2014, the Company’s total liabilities were $6.785 billion, 6.7% less than the $7.273 billion reported at December 31, 2013. Deposits and borrowings, the Company’s funding sources, amounted to $6.618 billion at June 30, 2014 versus $7.091 billion at December 31, 2013, a 6.7% decrease.

At June 30, 2014, deposits represented 78% and borrowings represented 22% of interest-bearing liabilities, compared to 76% and 24%, respectively, at December 31, 2013. At June 30, 2014, deposits, the largest category of the Company’s interest-bearing liabilities, were $5.141 billion, down 4.5% from $5.383 billion at December 31, 2013. Non-maturing deposit balances increased 0.89%, to $3.362 billion, while higher-priced time deposits declined 13.2% as part of efforts to reduce the cost of deposits, which averaged 0.69% as of June 30, 2014 compared to 0.72% at December 31, 2013.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances, subordinated capital notes, and short-term borrowings. At June 30, 2014, borrowings amounted to $1.477 billion, 13.5% lower than the $1.707 billion reported at December 31, 2013. Repurchase agreements as of June 30, 2014 decreased $255.4 million to $1.012 billion from $1.268 billion at December 31, 2013, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $360.2 million as of June 30, 2014 and $336.1 million as of December 31, 2013. These advances mature from July 2014 through July 2020.

Stockholders’ Equity

At June 30, 2014, the Company’s total stockholders’ equity was $925.2 million, a 4.6% increase when compared to $884.9 million at December 31, 2013. Increase in stockholders’ equity was mainly driven by the income for the six-month period ended June 30, 2014, partially offset by an increase in treasury stock, as a result of the 707,400 repurchased shares of outstanding common stock during the first quarter of 2014.

From December 31, 2013 to June 30, 2014, tangible common equity to total assets increased to 8.59% from 7.61%, Tier 1 Leverage Capital Ratio increased to 10.26% from 9.11%, Tier 1 Risk-Based Capital Ratio increased to 15.49% from 14.35%, and Total Risk-Based Capital Ratio increased to 17.30% from 16.14%.

Taking into consideration the strong capital position, in the fourth quarter of 2013, the Company increased the cash dividend per common share to $0.08 from the dividend of $0.06 paid in previous quarters in 2013.

The following are the consolidated capital ratios of the Company at June 30, 2014 and December 31, 2013:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$925,202	$884,913	4.6%
Regulatory Capital Ratios data:
Leverage capital ratio	10.26%	9.11%	12.6%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$773,824	$736,930	5.0%
Minimum tier 1 capital required	$301,829	$323,476	-6.7%
Excess over regulatory requirement	$471,995	$413,455	14.2%
Tier 1 risk-based capital ratio	15.49%	14.35%	7.9%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$773,824	$736,930	5.0%
Minimum tier 1 risk-based capital required	$199,775	$205,382	-2.7%
Excess over regulatory requirement	$574,049	$531,548	8.0%
Risk-weighted assets	$4,994,378	$5,134,538	-2.7%
Total risk-based capital ratio	17.30%	16.14%	7.2%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$863,790	$828,476	4.3%
Minimum total risk-based capital required	$399,550	$410,763	-2.7%
Excess over regulatory requirement	$464,240	$417,713	11.1%
Risk-weighted assets	$4,994,378	$5,134,538	-2.7%
Tangible common equity to total assets	8.59%	7.61%	12.9%
Tangible common equity to risk-weighted assets	13.26%	12.10%	9.6%
Total equity to total assets	12.00%	10.85%	10.6%
Total equity to risk-weighted assets	18.52%	17.23%	7.5%
Tier 1 common equity to risk-weighted assets	11.47%	10.44%	9.9%
Tier 1 common equity capital	$572,954	$536,062	6.9%
Stock data:
Outstanding common shares	45,022,823	45,676,922	-1.4%
Book value per common share	$16.87	$15.74	7.2%
Tangible book value per common share	$14.71	$13.60	8.2%
Market price at end of period	$18.41	$17.34	6.2%
Market capitalization at end of period	$828,870	$792,038	4.7%

	Six-Month Period Ended June 30,		Variance
	2014	2013	%

Common dividend data:
Cash dividends declared	$7,218	$5,749	25.6%
Cash dividends declared per share	$0.16	$0.12	33.3%
Payout ratio	19.05%	11.54%	65.1%
Dividend yield	1.74%	1.33%	30.7%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(In thousands, except share or per share information)
Total stockholders' equity	$925,202	$884,913
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(7,133)	(7,804)
Customer relationship intangible	(3,694)	(4,108)
Total tangible common equity	$662,436	$621,062
Total assets	7,710,145	8,158,015
Goodwill	(86,069)	(86,069)
Core deposit intangible	(7,133)	(7,804)
Customer relationship intangible	(3,694)	(4,108)
Total tangible assets	$7,613,249	$8,060,034
Tangible common equity to tangible assets	8.70%	7.71%
Common shares outstanding at end of period	45,022,823	45,676,922
Tangible book value per common share	$14.71	$13.60

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at June 30, 2014 and December 31, 2013 to Tier 1 common equity (non-GAAP):

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Common stockholders' equity	$759,332	$719,043
Unrealized gains on available-for-sale securities, net of income tax	(29,759)	(11,434)
Unrealized losses on cash flow hedges, net of income tax	8,004	8,243
Disallowed deferred tax assets	(66,362)	(80,430)
Disallowed servicing assets	(1,365)	(1,380)
Intangible assets:
Goodwill	(86,069)	(86,069)
Other intangible assets	(10,827)	(11,912)
Total Tier 1 common equity	$572,954	$536,062
Tier 1 common equity to risk-weighted assets	11.47%	10.44%

The following table presents the Company’s capital adequacy information at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Risk-based capital:
Tier 1 capital	$773,824	$736,930
Supplementary (Tier 2) capital	89,966	91,546
Total risk-based capital	$863,790	$828,476
Risk-weighted assets:
Balance sheet items	$4,829,755	$4,969,531
Off-balance sheet items	164,623	165,007
Total risk-weighted assets	$4,994,378	$5,134,538
Ratios:
Tier 1 capital (minimum required - 4%)	15.49%	14.35%
Total capital (minimum required - 8%)	17.30%	16.14%
Leverage ratio	10.26%	9.11%
Equity to assets	12.00%	10.85%
Tangible common equity to assets	8.59%	7.61%

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

Pursuant to the Dodd-Frank Act, federal banking agencies have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and will become effective on January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

The new capital rules provide certain changes to the prompt corrective action regulations adopted by the agencies under Section 38 of the FDIA, as amended by FDICIA. These regulations are designed to place restrictions on U.S. insured depository institutions if their capital levels begin to show signs of weakness. The five capital categories established by the agencies under their prompt corrective action framework are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of June 30, 2014 and December 31, 2013, the Company is “well capitalized” for regulatory purposes.

The new capital rules expand such categories by introducing a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and, beginning in 2018, the proposed supplementary leverage requirement for advanced approaches banking organizations. The common equity tier 1 capital ratio is a new minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis. The Company believes that it will continue to meet the “well capitalized” category after the implementation of new capital rules on January 1, 2015.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2014, and December 31, 2013:

	June 30 ,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.65%	8.57%	12.6%
Actual tier 1 capital	$722,603	$689,174	4.9%
Minimum capital requirement (4%)	$299,657	$321,551	-6.8%
Minimum to be well capitalized (5%)	$374,571	$401,939	-6.8%
Tier 1 Capital to Risk-Weighted Assets	14.54%	13.47%	7.9%
Actual tier 1 risk-based capital	$722,603	$689,174	4.9%
Minimum capital requirement (4%)	$198,796	$204,627	-2.8%
Minimum to be well capitalized (6%)	$298,195	$306,940	-2.8%
Total Capital to Risk-Weighted Assets	16.34%	15.26%	7.1%
Actual total risk-based capital	$812,267	$780,487	4.1%
Minimum capital requirement (8%)	$397,593	$409,253	-2.8%
Minimum to be well capitalized (10%)	$496,991	$511,567	-2.8%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2014 and December 31, 2013, the Company’s market capitalization for its outstanding common stock was $828.9 million ($18.41 per share) and $792.0 million ($17.34 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2014
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30, 2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. During the six-month period ended June 30, 2014, the Company purchased 707,400 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during 2013. The number of shares that may yet be purchased under the $70 million program is estimated at 1,252,136 and was calculated by dividing the remaining balance of $23.1 million the closing price of the Company’s common stock at June 30, 2014 ($18.41).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

The Company’s risk management policies are established by its Board of Directors (the “Board”) with the assistance of the Board Risk and Compliance Committee formed during the second quarter of 2014. Such policies are implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Executive Risk and Compliance Committee and the Board Risk and Compliance Committee. The Company has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2014 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$6,491	1.79%	$6,720	1.85%
+ 100 Basis points	$3,202	0.88%	$3,317	0.91%
- 50 Basis points	$(1,100)	-0.30%	$(1,098)	-0.30%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2014.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $10.5 million (notional amount of $264.5 million) was recognized at June 30, 2014 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2014, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.7 million (notional amounts of $16.5 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.7 million (notional amounts of $16.5 million).

S&P options — The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. At the end of five years, the depositor receives a minimum return or a specified percentage of the average increase of the month-end value of the S&P 500 Index. The Company uses option agreements with major money center banks and major broker-dealer companies to manage its exposure to changes in that index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the S&P 500 Index in exchange for a fixed premium. The changes in fair value of the options purchased and the options embedded in the certificates of deposit are recorded in earnings.

At June 30, 2014, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $6.6 million (notional amounts of $14.0 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $6.4 million (notional amount of $13.4 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of June 30, 2014, the Company had $265 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $265 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last eight years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s large indebtedness and structural budget deficit, and the recent rating downgrades of Puerto Rico general obligations and other government bonds to levels that are below investment grade.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of June 30, 2014, the Company had $1.010 billion in repurchase agreements and $718.5 million in brokered deposits.

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

As of June 30, 2014, the Company had approximately $611.7 million in unrestricted cash and cash equivalents, $222.7 million in investment securities that are not pledged as collateral, $629.1 million in borrowing capacity at the FHLB-NY and  $881.4 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

The Company classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Company has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information

Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee, and the Executive Risk and Compliance Committee.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Even though the economy of Puerto Rico is closely related to the economy of the rest of the United States, prevailing economic conditions, the fiscal situation of the Puerto Rico government and legislation it has recently enacted have led Standard & Poor’s, Moody’s and Fitch to further downgrade all obligations of the Puerto Rico government to levels below investment grade.

In the second quarter of 2014, the government enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which establishes procedures for the adjustment of certain public corporations’ debts.  The Recovery Act states in its preamble that it further promotes the central government’s public policy objectives of no longer providing financial support to public corporations and promoting their economic independence.  The Recovery Act, which is without precedent and is being challenged in federal court on constitutional grounds, has increased the level of uncertainty as to the rights of the affected public corporation’s creditors.

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

At June 30, 2014, we had approximately $666.6 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $655.3 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”) and the Puerto Rico Aqueducts and Sewer Authority. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it. At June 30, 2014, we had approximately $382.9 million of credit facilities granted to public corporations, and significantly all such debtors are authorized to seek relief under the Recovery Act. The Company’s banking subsidiary is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of the PREPA. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of June 30, 2014, which matures on August 14, 2014 and is currently accruing. The bank syndicate and PREPA have executed a short term forbearance agreement that expires at the maturity of the line of credit pursuant to which the bank syndicate agreed to not exercise remedies in connection with certain defaults under the loan agreement to facilitate a dialogue with PREPA, which is actively ongoing, regarding the future of the line of credit. This credit facility was rated Special Mention as of June 30, 2014.

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

Furthermore, as of June 30, 2014, we had approximately $22.4 million in obligations issued and guaranteed by the Puerto Rico government, including certain instrumentalities or public corporations, as part of our investment securities portfolio. We continue to closely monitor the economic and fiscal situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Approximately 49% of our Puerto Rico government loans and obligations mature in the next 12 months or less. At June 30, 2014, we also had deposits of approximately $362.8 million from the government of Puerto Rico.

If the Company’s public corporation debtors seek relief under the Recovery Act or are otherwise unable to pay their obligations as they become due, or under certain other circumstances, the Company and its banking subsidiary may be required to adversely classify such loans and provision for losses in connection therewith. Such provision may significantly impact the Company’s financial condition and its regulatory capital ratios.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.                                                                            Description of Document:

 3.1     Bylaws, as amended effective May 28, 2014.

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

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 8, 2014
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: August 8, 2014
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: August 8, 2014
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer