Form 10-Q
period 2014-09-30
OFG BANCORP
filed 2014-11-07
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

 44,678,475 common shares ($1.00 par value per share) outstanding as of October 31, 2014

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2014 AND DECEMBER 31, 2013

	September 30,	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$663,462	$614,302
Money market investments	7,777	6,967
Total cash and cash equivalents	671,239	621,269
Restricted cash	32,907	82,199
Securities purchased under agreements to resell	-	60,000
Investments:
Trading securities, at fair value, with amortized cost of $2,419 (December 31, 2013 - $2,448)	1,687	1,869
Investment securities available-for-sale, at fair value, with amortized cost of $1,249,769 (December 31, 2013 - $1,575,043)	1,273,879	1,588,425
Investment securities held-to-maturity, at amortized cost, with fair value of $144,217	144,305	-
Federal Home Loan Bank (FHLB) stock, at cost	21,189	24,450
Other investments	65	65
Total investments	1,441,125	1,614,809
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	16,757	46,529
Non-covered loans, net of allowance for loan and lease losses of $64,859 (December 31, 2013 - $54,298)	4,528,452	4,615,929
Covered loans, net of allowance for loan and lease losses of $62,227 (December 31, 2013 - $52,729)	311,693	356,961
Total loans, net	4,856,902	5,019,419
Other assets:
FDIC indemnification asset	120,619	189,240
Foreclosed real estate covered under shared-loss agreements with the FDIC	49,814	33,209
Foreclosed real estate not covered under shared-loss agreements with the FDIC	50,750	56,815
Accrued interest receivable	19,665	18,734
Deferred tax asset, net	121,217	137,564
Premises and equipment, net	82,099	82,903
Customers' liability on acceptances	21,077	23,042
Servicing assets	13,986	13,801
Derivative assets	8,445	20,502
Goodwill	86,069	86,069
Other assets	97,425	98,440
Total assets	$7,673,339	$8,158,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,132,073	2,138,005
Savings accounts	1,263,115	1,194,567
Time deposits	1,673,987	2,050,693
Total deposits	5,069,175	5,383,265
Borrowings:
Securities sold under agreements to repurchase	1,012,228	1,267,618
Advances from FHLB	334,787	336,143
Subordinated capital notes	101,190	100,010
Other borrowings	3,872	3,663
Total borrowings	1,452,077	1,707,434
Other liabilities:
Securities purchased but not yet received	30,057	-
Derivative liabilities	11,414	14,937
Acceptances executed and outstanding	21,077	23,042
Accrued expenses and other liabilities	159,541	144,424
Total liabilities	6,743,341	7,273,102
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2013 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2013 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,761,295 shares issued:
45,059,988 shares outstanding (December 31, 2013 - 52,707,023; 45,676,922)	52,761	52,707
Additional paid-in capital	539,522	538,071
Legal surplus	68,437	61,957
Retained earnings	170,519	133,629
Treasury stock, at cost, 7,701,307 shares (December 31, 2013 - 7,030,101 shares)	(90,652)	(80,642)
Accumulated other comprehensive income, net of tax of $1,867 (December 31, 2013 -$831)	13,411	3,191
Total stockholders’ equity	929,998	884,913
Total liabilities and stockholders’ equity	$7,673,339	$8,158,015
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	Quarter Ended September 30,
			Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Interest income:
Non-covered loans	$87,662	$87,655	$260,969	$259,567
Covered loans	20,886	21,657	69,153	65,884
Total interest income from loans	108,548	109,312	330,122	325,451
Mortgage-backed securities	10,842	9,662	35,243	29,559
Investment securities and other	911	2,127	3,910	6,564
Total interest income	120,301	121,101	369,275	361,574
Interest expense:
Deposits	7,661	11,334	25,804	30,757
Securities sold under agreements to repurchase	7,453	7,211	22,238	21,569
Advances from FHLB and other borrowings	2,314	2,321	6,896	6,275
Subordinated capital notes	1,002	1,144	2,990	3,973
Total interest expense	18,430	22,010	57,928	62,574
Net interest income	101,871	99,091	311,347	299,000
Provision for non-covered loan and lease losses	16,142	9,900	39,424	55,343
Provision for covered loan and lease losses, net	1,115	3,074	4,339	4,957
Total provision for loan and lease losses	17,257	12,974	43,763	60,300
Net interest income after provision for loan and lease losses	84,614	86,117	267,584	238,700
Non-interest income:
Banking service revenue	9,753	12,146	30,305	36,491
Wealth management revenue	7,113	7,394	21,316	23,084
Mortgage banking activities	2,097	2,334	5,346	9,299
Total banking and financial service revenues	18,963	21,874	56,967	68,874
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(16,059)	(15,198)	(51,180)	(46,623)
Change in true-up payment obligation	(875)	(767)	(2,596)	(2,178)
	(16,934)	(15,965)	(53,776)	(48,801)
Net gain (loss) on:
Sale of securities	-	-	4,366	-
Derivatives	7	(811)	(463)	(1,746)
Early extinguishment of debt	-	-	-	1,061
Other non-interest income	455	(1,775)	1,133	575
Total non-interest income, net	2,491	3,323	8,227	19,963

Non-interest expense:
Compensation and employee benefits	18,592	22,590	61,086	69,927
Professional and service fees	3,807	4,409	11,525	16,262
Occupancy and equipment	8,770	8,270	25,684	25,552
Insurance	2,099	1,828	6,506	7,229
Electronic banking charges	4,637	3,694	14,085	11,458
Information technology expenses	1,289	2,729	4,589	7,708
Advertising, business promotion, and strategic initiatives	1,825	1,471	5,274	4,550
Merger and restructuring charges	-	2,252	-	13,060
Foreclosure, repossession and other real estate expenses	7,842	5,703	20,783	12,603
Loan servicing and clearing expenses	1,870	2,133	5,598	5,493
Taxes, other than payroll and income taxes	3,494	4,024	11,005	11,778
Communication	820	782	2,590	2,481
Printing, postage, stationary and supplies	620	824	1,820	2,841
Director and investor relations	250	230	794	843
Other	3,660	2,295	9,488	6,749
Total non-interest expense	59,575	63,234	180,827	198,534
Income before income taxes	27,530	26,206	94,984	60,129
Income tax expense (benefit)	7,998	6,585	30,396	(18,223)
Net income	19,532	19,621	64,588	78,352
Less: dividends on preferred stock	(3,465)	(3,465)	(10,396)	(10,396)
Income available to common shareholders	$16,067	$16,156	$54,192	$67,956
Earnings per common share:
Basic	$0.36	$0.35	$1.20	$1.49
Diluted	$0.34	$0.34	$1.14	$1.39
Average common shares outstanding and equivalents	52,362	53,322	52,440	53,053
Cash dividends per share of common stock	$0.08	$0.06	$0.24	$0.18

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

			Nine-Month Period Ended September 30,
	Quarter Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$19,532	$19,621	$64,588	$78,352
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	(9,410)	(5,779)	15,094	(52,346)
Realized gain on investment securities included in net income	-	-	(4,366)	-
Unrealized gain on cash flow hedges	1,798	233	2,189	4,711
Other comprehensive income (loss) before taxes	(7,612)	(5,546)	12,917	(47,635)
Income tax effect	(732)	611	(2,697)	2,587
Other comprehensive income (loss) after taxes	(8,344)	(4,935)	10,220	(45,048)
Comprehensive income	$11,188	$14,686	$74,808	$33,304

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine-Month Period Ended September 30,
	2014	2013
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,707	52,671
Exercised stock options	54	20
Balance at end of period	52,761	52,691
Additional paid-in capital:
Balance at beginning of period	538,071	537,453
Stock-based compensation expense	1,248	1,360
Exercised stock options	589	187
Lapsed restricted stock units	(386)	(728)
Common stock issuance costs	-	(16)
Preferred stock issuance costs	-	(25)
Balance at end of period	539,522	538,231
Legal surplus:
Balance at beginning of period	61,957	52,143
Transfer from retained earnings	6,480	7,724
Balance at end of period	68,437	59,867
Retained earnings:
Balance at beginning of period	133,629	70,734
Net income	64,588	78,352
Cash dividends declared on common stock	(10,822)	(8,219)
Cash dividends declared on preferred stock	(10,396)	(10,396)
Transfer to legal surplus	(6,480)	(7,724)
Balance at end of period	170,519	122,747
Treasury stock:
Balance at beginning of period	(80,642)	(81,275)
Stock repurchased	(10,394)	-
Lapsed restricted stock units	384	556
Stock used to match defined contribution plan	-	77
Balance at end of period	(90,652)	(80,642)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	3,191	55,880
Other comprehensive income (loss), net of tax	10,220	(45,048)
Balance at end of period	13,411	10,832
Total stockholders’ equity	$929,998	$879,726

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	Nine-Month Period Ended September 30,
	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$64,588	$78,352
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	2,065	733
Amortization of fair value premiums, net of discounts, on acquired loans	9,914	8,239
Amortization of investment securities premiums, net of accretion of discounts	1,048	17,116
Amortization of core deposit and customer relationship intangibles	1,627	1,932
Amortization of fair value premiums on acquired deposits	4,349	12,032
FDIC shared-loss expense, net	53,776	48,801
Depreciation and amortization of premises and equipment	7,415	7,703
Deferred income tax expense (benefit), net	20,418	(18,816)
Provision for covered and non-covered loan and lease losses, net	43,763	60,300
Stock-based compensation	1,248	1,360
(Gain) loss on:
Sale of securities	(4,366)	-
Sale of mortgage loans held-for-sale	(3,891)	(2,009)
Derivatives	584	224
Early extinguishment of debt	-	(1,061)
Foreclosed real estate	9,185	5,321
Sale of other repossessed assets	4,506	1,813
Sale of premises and equipment	(11)	-
Originations of loans held-for-sale	(130,547)	(239,804)
Proceeds from sale of loans held-for-sale	72,211	125,245
Net (increase) decrease in:
Trading securities	182	(1,629)
Accrued interest receivable	(931)	(4,802)
Servicing assets	(185)	(2,856)
Other assets	8,538	15,984
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,811)	(1,658)
Accrued expenses and other liabilities	(3,099)	13,937
Net cash provided by operating activities	160,576	126,457
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(219,027)	(32,874)
Investment securities held-to-maturity	(115,396)	-
FHLB stock	(84,375)	(32,562)
Maturities and redemptions of:
Investment securities available-for-sale	429,939	477,610
Investment securities held-to-maturity	1,045	-
FHLB stock	87,636	46,503
Proceeds from sales of:
Investment securities available-for-sale	189,249	120,526
Foreclosed real estate and other repossessed assets	33,915	44,754
Loans held-for-investment	9,378	-
Premises and equipment	25	896
Origination and purchase of loans, excluding loans held-for-sale	(545,776)	(911,443)
Principal repayment of loans, including covered loans	561,479	806,676
Reimbursements from the FDIC on shared-loss agreements	31,537	32,732
Additions to premises and equipment	(6,626)	(6,747)
Net change in securities purchased under agreements to resell	60,000	(5,000)
Net change in restricted cash	49,292	(2,517)
Net cash provided by investing activities	482,295	538,554

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013 – (Continued)

	Nine-Month Period Ended September 30,
	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(306,917)	(96,552)
Short term borrowings	-	(92,210)
Securities sold under agreements to repurchase	(255,000)	(427,931)
FHLB advances, federal funds purchased, and other borrowings	(1,142)	(199,731)
Subordinated capital notes	1,180	(45,491)
Exercise of stock options and restricted units lapsed, net	641	207
Purchase of treasury stock	(10,394)	-
Termination of derivative instruments	-	1,483
Dividends paid on preferred stock	(10,396)	(10,226)
Dividends paid on common stock	(10,873)	(8,219)
Net cash used in financing activities	(592,901)	(878,670)
Net change in cash and cash equivalents	49,970	(213,659)
Cash and cash equivalents at beginning of period	621,269	855,235
Cash and cash equivalents at end of period	$671,239	$641,576
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$63,082	$64,272
Income taxes paid	$1,839	$378
Mortgage loans securitized into mortgage-backed securities	$71,466	$117,687
Securities purchased but not yet received	$30,057	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$67,296	$65,716
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$5,268	$42,289
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$25,801	$-

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

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On December 18, 2012, the Company acquired a group of Puerto Rico based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” The businesses acquired in these acquisitions have been integrated with the Company’s existing business.

Recent Accounting Developments

In August 2014, the Financial Accounting Standard Board (“FASB”) issued a new going concern standard, which requires management to assess at each interim and annual reporting period whether substantial doubt exists about the company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the same threshold that is used for contingencies) that the company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). Management needs to consider known (and reasonably knowable) events and conditions at the assessment date. For all entities, this standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with earlier adoption permitted. The adoption of this standard will have no material impact on our financial position or results of operations.

In August 2014, FASB issued new guidance requiring creditors to classify certain foreclosed, government-guaranteed, mortgage loans as receivables. The receivable is measured at the amount expected to be recovered under the guarantee, which is not treated as a separate unit of account. For public business entities, this guidance is effective for annual periods and interim periods within those annual periods beginning after December 15, 2014, with earlier adoption permitted if the entity already has adopted Accounting Standards Update (“ASU”) 2014-04. An entity should adopt the amendments in this update using either a prospective transition method or a modified retrospective transition method. We are currently evaluating the impact that the adoption of this guidance will have on our financial position and results of operations.

Other than the accounting pronouncements disclosed above, there was no other new accounting pronouncement issued during the third quarter of 2014 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	September 30,	December 31,
	2014	2013
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Securities sold under agreements to repurchase	$24,500	$67,029
Derivatives	2,980	2,980
Obligations under agreement of loans sold with recourse	5,427	12,190
	$32,907	$82,199

The Company delivers cash as collateral to meet margin calls for some long term securities sold under agreements to repurchase. At September 30, 2014 and December 31, 2013, the Company had cash pledged as collateral for securities sold under agreements to repurchase amounting to $24.5 million and $67.0 million, respectively.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At both September 30, 2014 and December 31, 2013, the Company had delivered $3.0 million of cash as collateral for such derivatives activities.

As part of the BBVAPR Acquisition, the Company assumed various contracts with the Federal National Mortgage Association (“FNMA”) which required collateral to guarantee the repurchase, if necessary, of certain mortgage loans sold with recourse. At September 30, 2014 and December 31, 2013, the Company had $5.4 million and $12.2 million, respectively, of cash pledged as collateral for such recourse obligations.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2014 and December 31, 2013, money market instruments included as part of cash and cash equivalents amounted to $7.8 million and $7.0 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2013, securities purchased under agreements to resell amounted to $60.0 million. At September 30, 2014, there were no securities purchased under agreements to resell.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,023,303	$36,414	$3,082	$1,056,635	3.13%
GNMA certificates	5,241	348	21	5,568	4.92%
CMOs issued by US government-sponsored agencies	189,142	206	4,390	184,958	1.80%
Total mortgage-backed securities	1,217,686	36,968	7,493	1,247,161	2.93%
Investment securities
Obligations of US government-sponsored agencies	7,795	-	34	7,761	1.32%
Obligations of Puerto Rico government and political subdivisions	20,915	-	5,469	15,446	5.41%
Other debt securities	3,373	138	-	3,511	2.91%
Total investment securities	32,083	138	5,503	26,718	4.15%
Total securities available for sale	$1,249,769	$37,106	$12,996	$1,273,879	2.96%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	144,305	82	170	144,217	1.95%
Total	$1,394,074	$37,188	$13,166	$1,418,096	2.86%

	December 31, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,190,910	$33,089	$6,669	$1,217,330	2.93%
GNMA certificates	7,406	433	24	7,815	4.92%
CMOs issued by US government-sponsored agencies	220,801	407	6,814	214,394	1.78%
Total mortgage-backed securities	1,419,117	33,929	13,507	1,439,539	2.76%
Investment securities
Obligations of US government-sponsored agencies	10,691	-	42	10,649	1.21%
Obligations of Puerto Rico government and political subdivisions	121,035	-	6,845	114,190	4.38%
Other debt securities	24,200	167	320	24,047	3.46%
Total investment securities	155,926	167	7,207	148,886	2.99%
Total securities available-for-sale	$1,575,043	$34,096	$20,714	$1,588,425	2.89%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at September 30, 2014, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$22,896	$23,243	$-	$-
Total due after 5 to 10 years	22,896	23,243	-	-
Due after 10 years
FNMA and FHLMC certificates	1,000,407	1,033,392	144,305	144,217
GNMA certificates	5,241	5,568	-	-
CMOs issued by US government-sponsored agencies	189,142	184,958	-	-
Total due after 10 years	1,194,790	1,223,918	144,305	144,217
Total mortgage-backed securities	1,217,686	1,247,161	144,305	144,217
Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico government and political subdivisions	10,450	8,628	-	-
Total due from 1 to 5 years	10,450	8,628	-	-
Due after 5 to 10 years
Obligations of US government and sponsored agencies	7,795	7,761	-	-
Total due after 5 to 10 years	7,795	7,761	-	-
Due after 10 years
Obligations of Puerto Rico government and political subdivisions	10,465	6,818	-	-
Other debt securities	3,373	3,511	-	-
Total due after 10 years	13,838	10,329	-	-
Total investment securities	32,083	26,718	-	-
Total securities available-for-sale	$1,249,769	$1,273,879	$144,305	$144,217

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

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the nine-month period ended September 30, 2014, the Company sold $74.1 million of available-for-sale Government National Mortgage Association (“GNMA”) certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period.

In addition, during the nine-month period ended September 30, 2014, the Company sold $110.8 million of available-for-sale FNMA and FHLMC certificates because the Company believed that gains could be realized and that there were good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Company to continue protecting its net interest margin. The Company recorded a net gain on sale of these securities of $4.4 million. The table below presents the gross realized gains by category for such period. There was no realized gain or loss for the nine-month period ended September 30, 2013.

	Nine-Month Period Ended September 30, 2014
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	74,091	74,091	-	-
Total	$189,249	$184,883	$4,366	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2014 and December 31, 2013:

	September 30, 2014
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$149,957	$4,242	$145,716
FNMA and FHLMC certificates	183,479	3,049	180,430
Obligations of Puerto Rico government and political subdivisions	20,915	5,469	15,446
GNMA certificates	197	22	176
	$354,548	$12,782	$341,768

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$15,746	$148	$15,598
FNMA and FHLMC certificates	26,220	33	26,187
Obligations of US government and sponsored agencies	7,796	34	7,761
Securities held-to-maturity
FNMA and FHLMC Certificates	95,598	170	95,428
	$145,359	$385	$144,974

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$165,703	$4,390	$161,314
FNMA and FHLMC certificates	209,699	3,082	206,617
Obligations of Puerto Rico government and political subdivisions	20,915	5,469	15,446
Obligations of US government and sponsored agencies	7,796	34	7,761
GNMA certificates	197	22	176
	404,309	12,996	391,314
Securities held-to-maturity
FNMA and FHLMC Certificates	95,598	170	95,428
	$499,907	$13,166	$486,742

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

Most of the investment ($479.0 million or 96%) with an unrealized loss position at September 30, 2014 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($20.9 million or 4%) with an unrealized loss position at September 30, 2014 consist of obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities. The recent decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population.  Moreover, uncertainty in regards to the impact of the recently enacted Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) and the related subsequent negative rating decisions taken by the credit rating agencies has affected the market value of these securities.

As of September 30, 2014, the Company applied a discounted cash flow analysis to the Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

•         The contractual future cash flows of the bonds are projected based on the key terms as set forth in the official statements for each investment. Such key terms include among others the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows are calculated based on monthly default probability and recovery rate assumptions based on the credit rating of each investment. Constant monthly default rates are assumed throughout the life of the bonds which are based on the respective security’s credit rating as of the date of the analysis.

•         The adjusted future cash flows are then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

The discounted cash flow analysis for the investments showed at maturity in the range of 2.509% to 15.340%, thus reflecting that it is more likely than not that the bonds will not default at all during their remaining terms (range between 84.660% and 97.491%). Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in the Puerto Rico government bonds and is therefore not required to recognize a credit loss as of September 30, 2014.

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

The composition of the Company’s loan portfolio at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$791,106	$766,265
Commercial	1,217,235	1,127,657
Consumer	175,882	127,744
Auto and leasing	542,892	379,874
	2,727,115	2,401,540
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	26,984	77,681
Consumer	47,284	56,174
Auto	210,808	301,584
	285,076	435,439
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	670,188	717,904
Commercial	485,444	545,117
Construction	108,694	126,427
Consumer	36,470	63,620
Auto	276,749	379,145
	1,577,545	1,832,213
	4,589,736	4,669,192
Deferred loan cost , net	3,575	1,035
Loans receivable	4,593,311	4,670,227
Allowance for loan and lease losses on non-covered loans	(64,859)	(54,298)
Loans receivable, net	4,528,452	4,615,929
Mortgage loans held-for-sale	16,757	46,529
Total non-covered loans, net	4,545,209	4,662,458
Covered loans:
Loans secured by 1-4 family residential properties	121,658	121,748
Construction and development secured by 1-4 family residential properties	18,947	17,304
Commercial and other construction	228,410	264,249
Consumer	4,905	6,119
Leasing	-	270
Total covered loans	373,920	409,690
Allowance for loan and lease losses on covered loans	(62,227)	(52,729)
Total covered loans, net	311,693	356,961
Total loans, net	$4,856,902	$5,019,419

During the nine-month period ended September 30, 2014, the Company reclassified $25.8 million in mortgage loans held-for-sale to held-for-investment.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of September 30, 2014 and December 31, 2013 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$5,996	$3,283	$3,424	$12,703	$55,635	$68,338	$141
Years 2003 and 2004	6,679	1,730	3,471	11,880	50,464	62,344	-
Year 2005	7,368	3,295	8,258	18,921	69,510	88,431	89
Year 2006	10,274	5,678	6,041	21,993	91,218	113,211	114
Years 2007, 2008 and 2009	3,285	3,095	7,647	14,027	83,036	97,063	59
Years 2010, 2011, 2012, 2013 and 2014	4,938	1,368	5,706	12,012	181,550	193,562	509
	38,540	18,449	34,547	91,536	531,413	622,949	912
Non-traditional	1,084	783	3,022	4,889	32,886	37,775	-
Loss mitigation program	10,022	7,358	14,625	32,005	57,578	89,583	5,773
	49,646	26,590	52,194	128,430	621,877	750,307	6,685
Home equity secured personal loans	-	-	126	126	607	733	-
GNMA's buy-back option program	-	-	40,066	40,066	-	40,066	-
	49,646	26,590	92,386	168,622	622,484	791,106	6,685
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	113,976	113,976	-
Institutional	-	-	-	-	37,177	37,177	-
Middle market	-	1,071	638	1,709	142,830	144,539	-
Retail	1,164	129	7,258	8,551	153,091	161,642	-
Floor plan	-	-	-	-	1,666	1,666	-
Real estate	-	-	-	-	11,878	11,878	-
	1,164	1,200	7,896	10,260	460,618	470,878	-
Other commercial and industrial:
Corporate	-	-	-	-	60,402	60,402	-
Institutional	-	-	-	-	482,277	482,277	-
Middle market	-	-	628	628	82,577	83,205	-
Retail	267	144	809	1,220	79,592	80,812	-
Floor plan	-	-	-	-	39,661	39,661	-
	267	144	1,437	1,848	744,509	746,357	-
	1,431	1,344	9,333	12,108	1,205,127	1,217,235	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	238	189	408	835	17,022	17,857	-
Overdrafts	20	2	1	23	317	340	-
Personal lines of credit	67	132	29	228	1,823	2,051	-
Personal loans	1,666	627	604	2,897	135,711	138,608	-
Cash collateral personal loans	214	132	36	382	16,644	17,026	-
	2,205	1,082	1,078	4,365	171,517	175,882	-
Auto and leasing	43,537	15,956	8,279	67,772	475,120	542,892	-
Total	$96,819	$44,972	$111,076	$252,867	$2,474,248	$2,727,115	$6,685

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

At September 30, 2014, the increase in delinquencies in the consumer and the auto and leasing portfolios compared to December 31, 2013 is mainly attributed to the fact that non-performing loans of acquired non-covered loan portfolio were accounted for under ASC 310-30. Such portfolios are increasing as new originations are ramping up the balances outstanding. More than a year from the BBVAPR Acquisition, those portfolios are beginning to reflect normal delinquency levels as seasoned portfolios. At September 30, 2014, the increase in delinquencies in the mortgage portfolio compared to December 31, 2013 is mainly attributed to Puerto Rico’s prolonged recession.

At September 30, 2014 and December 31, 2013, the Company had $458.0 million and $515.4 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. This entire amount was current at September 30, 2014.

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

The following tables present the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of September 30, 2014 and December 31, 2013, by class of loans:

	September 30, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Corporate	$-	$-	$-	$-	$3,746	$3,746	$-
Retail	-	-	342	342	482	824	-
Floor plan	-	-	101	101	3,972	4,073	-
	-	-	443	443	8,200	8,643	-
Other commercial and industrial
Corporate	-	-	-	-	2,915	2,915	-
Retail	169	73	451	693	7,328	8,021	-
Floor plan	97	40	108	245	7,160	7,405	-
	266	113	559	938	17,403	18,341	-
	266	113	1,002	1,381	25,603	26,984	-
Consumer
Credit cards	1,625	678	1,328	3,631	40,051	43,682	-
Personal loans	160	83	66	309	3,293	3,602	-
	1,785	761	1,394	3,940	43,344	47,284	-
Auto	11,372	4,137	1,537	17,046	193,762	210,808	-
Total	$13,423	$5,011	$3,933	$22,367	$262,709	$285,076	$-

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

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$ 2,505,662	$ 2,929,353
Less: Non-accretable discount	523,987	579,587
Cash expected to be collected	1,981,675	2,349,766
Less: Accretable yield	404,130	517,553
Carrying amount, gross	1,577,545	1,832,213
Less: allowance for loan and lease losses	10,120	2,863
Carrying amount, net	$ 1,567,425	$ 1,829,350

During the quarter ended September 30, 2014, the Company sold non-performing residential mortgage loans that were accounted for under ASC 310-30 with a carrying amount of $19.7 million. No gain or loss was realized in the transaction in accordance to ASC 310-30 accounting.

At September 30, 2014 and December 31, 2013, the Company had $168.7 million and $180.5 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30.  This entire amount was current at September 30, 2014.

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2014 and 2013, excluding covered loans:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$444,606	$561,485	$517,553	$655,833
Accretion	(38,340)	(48,352)	(118,323)	(150,447)
Transfer from (to) non-accretable discount	(2,136)	6,010	4,900	13,757
Balance at end of period	$404,130	$519,143	$404,130	$519,143

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$554,724	$686,231	$579,587	$714,462
Principal losses	(32,873)	(44,301)	(50,700)	(64,785)
Transfer from (to) accretable yield	2,136	(6,010)	(4,900)	(13,757)
Balance at end of period	$523,987	$635,920	$523,987	$635,920

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at September 30, 2014 and December 31, 2013 is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$561,844	$702,126
Less: Non-accretable discount	77,940	129,477
Cash expected to be collected	483,904	572,649
Less: Accretable yield	109,984	162,959
Carrying amount, gross	373,920	409,690
Less: Allowance for covered loan and lease losses	62,227	52,729
Carrying amount, net	$311,693	$356,961

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Accretable Yield Activity
Balance at beginning of period	$128,061	$167,132	$162,959	$188,008
Accretion	(20,886)	(21,657)	(69,154)	(65,884)
Transfer from non-accretable discount	2,809	23,070	16,179	46,421
Balance at end of period	$109,984	$168,545	$109,984	$168,545

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2013	2013	2014	2013
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of period	$85,224	$192,259	$129,477	$237,555
Principal losses	(4,475)	(7,762)	(35,358)	(29,707)
Transfer to accretable yield	(2,809)	(23,070)	(16,179)	(46,421)
Balance at end of period	$77,940	$161,427	$77,940	$161,427

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,613	$3,428
Years 2003 and 2004	3,749	1,845
Year 2005	9,117	4,922
Year 2006	7,019	4,418
Years 2007, 2008 and 2009	9,817	4,511
Years 2010, 2011, 2012, 2013 and 2014	6,244	7,818
	39,559	26,942
Non-traditional	3,022	2,311
Loss mitigation program	17,636	18,792
	60,217	48,045
Home equity secured personal loans	125	138
	60,342	48,183
Commercial
Commercial secured by real estate
Middle market	10,608	11,895
Retail	8,942	7,208
	19,550	19,103
Other commercial and industrial
Middle market	628	1,134
Retail	2,112	2,485
Floor plan	-	108
	2,740	3,727
	22,290	22,830
Consumer
Credit cards	408	232
Overdrafts	1	-
Personal lines of credit	35	84
Personal loans	761	485
Cash collateral personal loans	36	4
	1,241	805
Auto and leasing	9,008	5,089
	$92,881	$76,907

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2014	2013
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$342	$956
Floor plan	101	101
	443	1,057
Other commercial and industrial
Corporate	-	97
Retail	455	1,371
Floor plan	121	18
	576	1,486
	1,019	2,543
Consumer
Credit cards	1,326	2,068
Personal loans	76	151
	1,402	2,219
Auto	1,746	1,608
	4,167	6,370
Total non-accrual loans	$97,048	$83,277

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

At September 30, 2014 and December 31, 2013, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $273.6 million and $66.5 million, respectively, as they are performing under their new terms. During the quarter ended September 30, 2014, the revolving line of credit to finance the purchase of fuel for the day to day power generation activities of the Puerto Rico Electric Power Authority (“PREPA”) was classified substandard and a troubled-debt restructuring. Based on our analysis, the loan is being maintained in accrual status requiring no impairment. At September 30, 2014 this line of credit had an unpaid principal balance of $200.0 million.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $226.8 million and $28.4 million at September 30, 2014 and December 31, 2013, respectively. Impaired commercial loans at September 30, 2014 included the PREPA line of credit with an unpaid principal balance of $200.0 million. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $1.1 million and $1.4 million at September 30, 2014 and December 31, 2013, respectively. The total investment in impaired mortgage loans was $91.7 million and $84.5 million at September 30, 2014 and December 31, 2013, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $7.9 million and $8.7 million at September 30, 2014 and December 31, 2013, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in non-covered commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$5,297	$4,731	$1,108	23%
Residential troubled-debt restructuring	97,289	91,692	7,932	9%
Impaired loans with no specific allowance:
Commercial	228,968	221,852	N/A	N/A
Total investment in impaired loans	$331,554	$318,275	$9,040	3%

	December 31, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,600	$5,553	$1,431	26%
Residential troubled-debt restructuring	89,539	84,494	8,708	10%
Impaired loans with no specific allowance
Commercial	27,914	22,592	N/A	N/A
Total investment in impaired loans	$124,053	$112,639	$10,139	9%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in non-covered commercial loans categorized as non-covered acquired loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
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

Non-covered Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Commercial	$294,966	$257,234	$4,613	2%
Construction	52,367	45,770	5,502	12%
Consumer	42,897	36,463	5	0%
Total investment in impaired non-covered loan pools	$390,230	$339,467	$10,120	3%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$5,183	$4,718	$57	1%
Commercial	48,100	40,411	394	1%
Construction	21,526	17,818	1,319	7%
Consumer	73,043	63,606	361	1%
Auto	379,236	377,316	732	0%
Total investment in impaired non-covered loan pools	$527,088	$503,869	$2,863	1%

The following table presents the interest recognized in non-covered commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30,
	2014		2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$28	$5,103	$5	$9,039
Residential troubled-debt restructuring	666	91,293	712	82,388
Impaired loans with no specific allowance
Commercial	1,728	89,029	146	28,805
Total interest income from impaired loans	$2,422	$185,425	$863	$120,232

	Nine-Month Period Ended Ended September 30,
	2014		2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$83	$6,187	$16	$14,872
Residential troubled-debt restructuring	1,876	89,597	1,942	81,406
Impaired loans with no specific allowance
Commercial	5,185	44,203	438	26,471
Total interest income from impaired loans	$7,144	$139,987	$2,396	$122,749

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$138,029	$106,823	$15,252	14%
Construction and development secured by 1-4 family residential properties	61,562	20,249	8,679	43%
Commercial and other construction	105,542	73,424	37,907	52%
Consumer	8,408	4,844	389	8%
Total investment in impaired covered loan pools	$313,541	$205,340	$62,227	30%

	December 31, 2013
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$52,142	$38,179	$12,495	33%
Construction and development secured by 1-4 family residential properties	66,037	17,304	6,866	40%
Commercial and other construction	209,566	111,946	32,753	29%
Consumer	10,512	5,857	615	11%
Total investment in impaired covered loan pools	$338,257	$173,286	$52,729	30%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,016	5.62%	347	$2,965	4.22%	393
Commercial	20	200,007	7.25%	3	200,007	7.25%	10
Consumer	6	58	10.00%	61	68	9.66%	55

	Nine-Month Period Ended September 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	113	$14,562	5.99%	349	$14,162	4.21%	389
Commercial	21	200,080	7.25%	3	200,080	7.25%	10
Consumer	13	123	11.77%	66	136	11.48%	62

	Quarter Ended September 30, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	21	$2,887	6.74%	352	$3,066	6.74%	351

	Nine-Month Period Ended September 30, 2013
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	102	$12,828	6.43%	334	$13,685	5.15%	393
Commercial	2	1,842	8.99%	87	1,842	4.00%	66

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2014 and 2013:

	Twelve-Month Period Ended September 30,
	2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	15	$1,739	30	$3,097
Consumer	2	$5	-	$-

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	September 30, 2014
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$113,976	$90,006	$23,970	$-	$-	$-
Institutional	37,177	27,232	9,702	-	-	243
Middle market	144,539	127,640	3,707	-	-	13,192
Retail	161,642	147,034	3,020	2,441	-	9,147
Floor plan	1,666	594	971	101	-	-
Real estate	11,878	11,878	-	-	-	-
	470,878	404,384	41,370	2,542	-	22,582
Other commercial and industrial:
Corporate	60,402	60,402	-	-	-	-
Institutional	482,275	282,293	-	-	-	199,982
Middle market	83,206	77,504	3,144	-	-	2,558
Retail	80,813	76,684	308	2,360	-	1,461
Floor plan	39,661	38,301	1,147	213	-	-
	746,357	535,184	4,599	2,573	-	204,001
Total	1,217,235	939,568	45,969	5,115	-	226,583

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Corporate	3,746	3,746	-	-	-	-
Retail	824	467	-	357	-	-
Floor plan	4,073	4,073	-	-	-	-
	8,643	8,286	-	357	-	-
Other commercial and industrial:
Corporate	2,915	2,915	-	-	-	-
Retail	8,021	7,612	9	400	-	-
Floor plan	7,405	7,405	-	-	-	-
	18,341	17,932	9	400	-	-
Total	26,984	26,218	9	757	-	-
Total	$1,244,219	$965,786	$45,978	$5,872	$-	$226,583

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

All loans individually measured for impairment are classified as substandard as of September 30, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2014 and December 31, 2013, we had approximately $647.9 million and $763.4 million, respectively, of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $626.8 million and $696.0 million, respectively, were outstanding as of such dates. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all their general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

In the second quarter of 2014, the government enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which establishes procedures for the adjustment of certain public corporations’ debts.  The Recovery Act states in its preamble that it further promotes the central government’s public policy objectives of no longer providing financial support to public corporations and promoting their economic independence.  The Recovery Act, which is without precedent and is being challenged in federal court on constitutional grounds, has increased the level of uncertainty as to the rights of the affected public corporation’s creditors. As of September 30, 2014, we had approximately $382.1 million of credit facilities granted to public corporations authorized to initiate proceedings under the Recovery Act.

Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA, a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of September 30, 2014. The Company, as part of the bank syndicate, agreed during the quarter to extend its credit facility with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board.  PREPA also committed to delivering a comprehensive business plan by December 15, 2014 and a full debt restructuring plan by March 2, 2015.  After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest. Based on the experience and knowledge of the borrower, independent scenarios were developed to assess the collectability of the Company’s current credit exposure to PREPA.  Such scenarios project very probable outcomes based on a conservative set of assumptions related to PREPA’s ability for future cash flow generation. The Company concluded that the loan should be maintained in accrual status requiring no impairment.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	September 30, 2014
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$68,338	$54,931	$5,831	$3,160	$537	$999	$1,888	$992
Years 2003 and 2004	62,344	49,747	6,309	1,730	221	1,623	1,489	1,225
Year 2005	88,431	66,895	6,451	3,236	831	3,768	3,659	3,591
Year 2006	113,211	90,157	9,821	5,471	1,740	2,479	1,759	1,784
Years 2007, 2008 and 2009	97,063	79,950	2,874	2,774	839	3,181	3,352	4,093
Years 2010, 2011, 2012 2013 and 2014	193,562	180,558	4,088	1,224	106	1,597	1,281	4,708
	622,949	522,238	35,374	17,595	4,274	13,647	13,428	16,393
Non-traditional	37,775	32,886	1,084	783	259	1,047	1,667	49
Loss mitigation program	89,583	9,249	1,665	789	628	1,022	980	75,250
	750,307	564,373	38,123	19,167	5,161	15,716	16,075	91,692
Home equity secured personal loans	733	607	-	-	-	-	126	-
GNMA's buy-back option program	40,066	-	-	-	8,825	18,512	12,729	-
	791,106	564,980	38,123	19,167	13,986	34,228	28,930	91,692
Consumer
Credit cards	17,857	17,022	238	189	140	268	-	-
Overdrafts	340	318	20	2	-	-	-	-
Unsecured personal lines of credit	2,051	1,823	67	132	-	26	3	-
Unsecured personal loans	138,608	135,169	1,586	614	579	22	-	638
Cash collateral personal loans	17,026	16,644	214	132	36	-	-	-
	175,882	170,976	2,125	1,069	755	316	3	638
Auto and Leasing	542,892	475,120	43,537	15,956	5,662	2,617	-	-
	1,509,880	1,211,076	83,785	36,192	20,403	37,161	28,933	92,330
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	43,682	40,053	1,625	678	483	843	-	-
Personal loans	3,602	3,293	160	83	32	34	-	-
	47,284	43,346	1,785	761	515	877	-	-
Auto	210,808	193,762	11,372	4,137	1,209	328	-	-
	258,092	237,108	13,157	4,898	1,724	1,205	-	-
Total	$1,767,972	$1,448,184	$96,942	$41,090	$22,127	$38,366	$28,933	$92,330

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at September 30, 2014 and December 31, 2013 was as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$18,872	$19,937
Commercial	9,112	14,897
Consumer	8,709	6,006
Auto and leasing	13,404	7,866
Unallocated	182	375
	50,279	49,081
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	270	926
Consumer	1,031	-
Auto	3,159	1,428
	4,460	2,354
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	10,115	1,713
Consumer	5	418
Auto	-	732
	10,120	2,863
	64,859	54,298
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	15,252	12,495
Commercial and other construction	46,586	39,619
Consumer	389	615
	62,227	52,729
Total allowance for loan and lease losses	$127,086	$107,027

Non-Covered Loans

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond the Company’s control. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. Same analysis was performed for the commercial portfolio during the quarter ended June 30, 2014.  As a result, the look-back period was changed to 24 months from the previously determined 12 months for auto and leasing and consumer.  For the commercial portfolio, a look back period of 12 months was maintained.  In addition, during the quarter ended June 30, 2014, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

lease losses’ look-back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended September 30, 2014
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,062	$12,423	$7,887	$11,127	$139	$50,638
Charge-offs	(1,563)	(1,081)	(1,585)	(7,393)	-	(11,622)
Recoveries	138	56	66	2,434	-	2,694
Provision (recapture) for non-covered originated and other loan and lease losses	1,235	(2,286)	2,341	7,236	43	8,569
Balance at end of period	$18,872	$9,112	$8,709	$13,404	$182	$50,279

	Nine-Month Period Ended September 30, 2014
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(3,764)	(2,043)	(3,820)	(17,994)	-	(27,621)
Recoveries	374	269	457	6,094	-	7,194
Provision (recapture) for non-covered originated and other loan and lease losses	2,325	(4,011)	6,066	17,438	(193)	21,625
Balance at end of period	$18,872	$9,112	$8,709	$13,404	$182	$50,279

	September 30, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,932	$1,108	$-	$-	$-	$9,040
Collectively evaluated for impairment	10,940	8,004	8,709	13,404	182	41,239
Total ending allowance balance	$18,872	$9,112	$8,709	$13,404	$182	$50,279
Loans:
Individually evaluated for impairment	$91,692	$226,583	$-	$-	$-	$318,275
Collectively evaluated for impairment	699,414	990,652	175,882	542,892	-	2,408,840
Total ending loan balance	$791,106	$1,217,235	$175,882	$542,892	$-	$2,727,115

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$21,375	$17,624	$2,341	$3,641	$720	$45,701
Charge-offs	(1,758)	(2,234)	(465)	(1,305)	-	(5,762)
Recoveries	-	28	37	639	-	704
Provision for non-covered originated and other loan and lease losses	1,374	(703)	2,915	3,143	201	6,930
Balance at end of period	$20,991	$14,715	$4,828	$6,118	$921	$47,573

	Nine-Month Period Ended September 30, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(33,465)	(5,678)	(1,034)	(2,105)	-	(42,282)
Recoveries	-	291	143	855	-	1,289
Provision for non-covered originated and other loan and lease losses	33,364	3,030	4,863	6,835	553	48,645
Balance at end of period	$20,991	$14,715	$4,828	$6,118	$921	$47,573

	December 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,708	$1,431	$-	$-	$-	$10,139
Collectively evaluated for impairment	11,229	13,466	6,006	7,866	375	38,942
Total ending allowance balance	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Loans:
Individually evaluated for impairment	$84,494	$28,145	$-	$-	$-	$112,639
Collectively evaluated for impairment	681,771	1,099,512	127,744	379,874	-	2,288,901
Total ending loans balance	$766,265	$1,127,657	$127,744	$379,874	$-	$2,401,540

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended September 30, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$464	1	$338	$2,642	$-	$3,444
Charge-offs	(228)		(1,432)	(1,748)	-	(3,408)
Recoveries	35		139	519	-	693
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(1)		1,986	1,746	-	3,731
Balance at end of period	$270		$1,031	$3,159	$-	$4,460

	Nine-Month Period Ended September 30, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$926	1	$-	$1,428	$-	$2,354
Charge-offs	(512)		(5,442)	(4,414)	-	(10,368)
Recoveries	65		363	1,504	-	1,932
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(209)		6,110	4,641	-	10,542
Balance at end of period	$270		$1,031	$3,159	$-	$4,460

	September 30, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	270	1,031	3,159	-	4,460
Total ending allowance balance	$270	$1,031	$3,159	$-	$4,460
Loans:
Collectively evaluated for impairment	26,984	47,284	210,808	-	285,076
Total ending loan balance	$26,984	$47,284	$210,808	$-	$285,076

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2013
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$924	$ 1	$-	$-	$-	$924
Charge-offs	-		(1,233)	(1,598)	-	(2,831)
Recoveries	6		88	884	-	978
Provision (recapture)for non-covered acquired loan and lease losses accounted for under ASC 310-20	431		1,145	1,394	-	2,970
Balance at end of period	$1,361		$-	$680	$-	$2,041

	Nine-Month Period Ended September 30, 2013
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$-	$ 1	$-	$-	$-	$-
Charge-offs	(25)		(3,847)	(4,723)	-	(8,595)
Recoveries	6		932	3,000	-	3,938
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	1,380		2,915	2,403	-	6,698
Balance at end of period	$1,361		$-	$680	$-	$2,041

	December 31, 2013
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	926	-	1,428	-	2,354
Total ending allowance balance	$926	$-	$1,428	$-	$2,354
Loans:
Collectively evaluated for impairment	77,681	56,174	301,584	-	435,439
Total ending loan balance	$77,681	$56,174	$301,584	$-	$435,439

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended September 30, 2014
	Mortgage		Commercial		Construction		Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$6,216	1	$-	$ 1	$62	$-	$6,278
Provision(recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		3,899		-		(57)	-	3,842
Balance at end of period	$-		$10,115		$-		$5	$-	$10,120

	Nine-Month Period Ended September 30, 2014
	Mortgage		Commercial		Construction		Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$1,713	1	$-	1	$418	$732	$2,863
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		8,402		-		(413)	(732)	7,257
Balance at end of period	$-		$10,115		$-		$5	$-	$10,120

Non-covered acquired loans accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded during the nine-month period ended September 30, 2013.

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

The changes in the allowance for loan and lease losses on covered loans for the quarters and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of the period	$59,515	$53,992	$52,729	$54,124
Provision for covered loan and lease losses, net	1,115	3,074	4,339	4,956
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	1,597	(511)	5,159	(2,525)
Balance at end of the period	$62,227	$56,555	$62,227	$56,555

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6- FDIC INDEMNIFICATION ASSET AND TRUE-UP PAYMENT OBLIGATION

In connection with the FDIC assisted acquisition, the Bank and the FDIC entered into shared-loss agreements pursuant to which the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties covered by the agreements.

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and nine month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$143,660	$253,379	$189,240	$302,295
Shared-loss agreements reimbursements from the FDIC	(12,837)	(14,036)	(31,537)	(32,732)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	1,597	(510)	5,159	(2,525)
FDIC indemnification asset expense	(16,059)	(15,198)	(51,180)	(46,623)
Incurred expenses to be reimbursed under shared-loss agreements	4,258	1,947	8,937	5,167
Balance at end of period	$120,619	$225,582	$120,619	$225,582

True-up payment obligation:
Balance at beginning of period	$20,231	$16,907	$18,510	$15,496
Change in true-up payment obligation	875	767	2,596	2,178
Balance at end of period	$21,106	$17,674	$21,106	$17,674

The FDIC shared- loss expense bears an inverse relationship with a change in the yield of covered pools in accordance with ASC 310-30. ASC 310-30 dictates that such pools should be subject to increases in their yield when the present value of the expected cash flows is higher than the pool’s carrying balance. When the increases in cash flow expectations are driven by reductions in the expected credit losses, the Bank recognizes that such losses are no longer expected to be collected from the FDIC. Accordingly, the Bank reduces the FDIC indemnification asset by amortizing the reduction in expected collections throughout the remaining life of the underlying pools. This amortization is recognized in the FDIC shared-loss expense.

The underlying factors that caused an increase in the expected cash flows and resulting reduction in projected losses are derived from the pool-level cash flow forecasts. Credit loss assumptions used to develop each pool-level cash flow forecast are based on the behavior of defaults, recoveries and losses of the corresponding pool of covered loans.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC indemnification asset expense of $16.1 million and $51.2 million for the quarter and nine-month period ended September 30, 2014 increased when compared to $15.2 million and $46.6 million for the same periods in 2013. These changes were caused by the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. Forecasted losses show a decreasing trend during the nine-month period ended September 30, 2014 as compared to the projections in 2013. The reduction in claimable losses amortizes the FDIC indemnification asset through the shorter of the life of the shared loss agreement or the loan holding period. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the quarter and nine-month period ended September 30, 2014, the net amortization included $2.6 million and $7.7 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction, commercial, and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. The majority of the FDIC indemnification asset, $84.3 million, is recorded for projected claimable losses on non-single family residential loans whose loss share period ends in the second quarter of 2015, although the period during which recoveries are shared extends for an additional three-years.

Also in connection with the FDIC assisted acquisition, the Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $21.1 million and $18.5 million, net of discount, as of September 30, 2014 and December 31, 2013, respectively. The estimated liability is included within accrued expenses and other liabilities in the unaudited consolidated statements of financial condition.

The true-up payment obligation, also known as clawback liability, may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. During the quarter and nine-month period ended September 30, 2014, the fair value of the true-up payment obligation increased by $875 thousand and $2.6 million, respectively, compared to increases of $767 thousand and $2.2 million for the same periods in 2013.  These changes in fair value are included as change in true-up payment obligation within FDIC shared-loss expense, net in the unaudited consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Carrying amount (fair value)	$21,106	$18,510
Undiscounted amount	$40,638	$40,199

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$5,762	$16,430
Interest rate swaps designated as cash flow hedges	-	850
Interest rate swaps not designated as hedges	2,451	2,861
Interest rate caps	224	319
Other	8	42
	$8,445	$20,502
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	8,717	11,757
Interest rate swaps not designated as hedges	2,451	2,861
Interest rate caps	224	319
Other	22	-
	$11,414	$14,937

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at September 30, 2014:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	39,641	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$264,641

An unrealized loss of $8.7 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2014, and the related asset and liability are being reflected in the accompanying unaudited consolidated statements of financial condition.

At September 30, 2014 and December 31, 2013, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.5 million and $2.9 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At September 30, 2014 and December 31, 2013, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.5 million and $2.9 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at September 30, 2014:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$4,003	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,503

Interest Rate Swaps - Mirror Image Derivatives	$4,003	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,503

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At September 30, 2014 and December 31, 2013, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $5.8 million (notional amount of $12.0 million) and $16.4 million (notional amount of $28.0 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $5.6 million (notional amount of $11.6 million) and $15.7 million (notional amount of $26.9 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $110.0 million at September 30, 2014 and $94.0 million at December 31, 2013. At September 30, 2014 and December 31, 2013, the interest rate caps sold to clients represented a liability of $224 thousand and $319 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At September 30, 2014 and December 31, 2013, the interest rate caps purchased as mirror-images represented an asset of $224 thousand and $319 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2014 and December 31, 2013 consists of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Non-covered loans	$15,260	$13,378
Investments	4,405	5,356
	$19,665	$18,734

Other assets at September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Prepaid expenses	$18,375	$15,439
Core deposit and customer relationship intangibles	10,285	11,912
Other repossessed assets	21,733	12,583
Mortgage tax credits	8,706	8,706
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	37,243	48,717
	$97,425	$98,440

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid expenses amounting to $18.4 million and $15.4 million at September 30, 2014 and December 31, 2013, respectively, include prepaid municipal, property and income taxes aggregating to $12.8 million and $8.6 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2014 and December 31, 2013, this core deposit intangible amounted to $6.8 million and $7.8 million, respectively. In addition, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition as of December 31, 2012. At September 30, 2014 and December 31, 2013, this customer relationship intangible amounted to $3.5 million and $4.1 million, respectively.

Other repossessed assets totaled $21.7 million and $12.6 million at September 30, 2014 and December 31, 2013, respectively, include repossessed automobiles amounting to $21.0 million and $12.3 million, respectively, which are recorded at their net realizable value.

At both September 30, 2014 and December 31, 2013, tax credits for the Company totaled $8.7 million. These tax credits do not have an expiration date.

NOTE 9—  DEPOSITS AND RELATED INTEREST

Total deposits as of September 30, 2014 and December 31, 2013 consist of the following:

	September 30,	December 31,
	2014	2013
	(In thousands)
Non-interest bearing demand deposits	$734,449	$744,327
Interest-bearing savings and demand deposits	2,566,952	2,489,971
Individual retirement accounts	314,813	347,262
Retail certificates of deposit	455,286	568,367
Institutional certificates of deposit	328,031	405,224
Total core deposits	4,399,531	4,555,151
Brokered deposits	669,644	828,114
Total deposits	$5,069,175	$5,383,265

Brokered deposits include $575.8 million in certificates of deposits and $93.7 million in money market accounts at September 30, 2014, and $729.8 million in certificates of deposits and $98.3 million in money market accounts at December 31, 2013.

The weighted average interest rate of the Company’s deposits was 0.75% at September 30, 2014 and 0.73% at December 31, 2013, inclusive of non-interest bearing deposits of $734.4 million and $744.3 million, respectively. Interest expense for the quarters and nine-month periods ended September 30, 2014 and 2013 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Demand and savings deposits	$4,003	$5,596	$13,834	$16,994
Certificates of deposit	3,658	5,738	11,970	13,763
	$7,661	$11,334	$25,804	$30,757

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2014 and December 31, 2013, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $108.9 million and $93.1 million, respectively, with a weighted average rate of 0.78% in both years, and were collateralized with investment securities with a fair value of $83.4 million and $67.5 million, respectively.

At September 30, 2014 and December 31, 2013, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $681.6 million and $845.8 million, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $20.8 million and $26.7 million, respectively, at a weighted average rate of 0.53% at September 30, 2014 and 0.32% at December 31, 2013.

At September 30, 2014 and December 31, 2013, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $359.2 million and $328.6 million, respectively. These public funds were collateralized with commercial loans amounting to $416.0 million at September 30, 2014, and with investment securities with a fair value of $97.8 million and commercial loans amounting to $549.0 million at December 31, 2013.

Excluding equity indexed options in the amount of $4.4 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.3 million and unamortized deposit discount in the amount of $1.1 million, the scheduled maturities of certificates of deposit at September 30, 2014 are as follows:

September 30, 2014
(In thousands)
Within one year:
Three (3) months or less	$342,429
Over 3 months through 1 year	590,965
933,394
Over 1 through 2 years	454,186
Over 2 through 3 years	210,567
Over 3 through 4 years	50,067
Over 4 through 5 years	18,926
$1,667,140

The table of scheduled maturities of certificates of deposits above includes brokered deposits.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $890 thousand and $1.8 million as of September 30, 2014 and December 31, 2013, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 —  BORROWINGS

Securities Sold under Agreements to Repurchase

At September 30, 2014, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At September 30, 2014 and December 31, 2013, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.2 million and $2.6 million, respectively, were as follows:

	September 30,		December 31,
	2014		2013
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	255,000	259,039	255,000	273,250
Credit Suisse Securities (USA) LLC	755,000	842,183	755,000	864,232
Deutsche Bank	-	-	255,000	272,053
Total	$1,010,000	$1,101,222	$1,265,000	$1,409,535

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.2 million, at September 30, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$85,000	0.675%	12/3/2012	12/3/2014

2015	255,000	0.840%	12/10/2012	6/13/2015

2016	170,000	1.500%	12/6/2012	12/8/2016

2017	500,000	4.780%	3/2/2007	3/2/2017
	$1,010,000	2.831%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at September 30, 2014 and December 31, 2013. The information excludes repurchase agreement transactions which were collateralized with securities or cash, or securities purchased under agreements to resell.

	September 30, 2014
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)

Less than 90 days	85,000	0.68%	95,420	2,061	-	-	97,481
Over 90 days	925,000	2.83%	1,003,070	671	-	-	1,003,741
Total	$1,010,000	2.89%	$1,098,490	$2,732	$-	$-	$1,101,222

	December 31, 2013
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Within 30 days	$255,000	0.50%	$216,201	$-	$48,923	$6,929	$272,053
Over 90 days	1,010,000	2.89%	1,018,632	3,000	45,100	3,720	1,070,452

Total	$1,265,000	2.41%	$1,234,833	$3,000	$94,023	$10,649	$1,342,505

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2014 and December 31, 2013, these advances were secured by mortgage and commercial loans amounting to $1.2 billion and $1.3 billion, respectively. Also, at September 30, 2014 and December 31, 2013, the Company had an additional borrowing capacity with the FHLB-NY of $653.5 million and $674.2 million, respectively. At September 30, 2014 and December 31, 2013, the weighted average remaining maturity of FHLB’s advances was 9.4 months and 11.3 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $330 thousand, at September 30, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2014	$25,000	0.36%	9/4/2014	10/6/2014
	50,000	0.37%	9/10/2014	10/10/2014
	100,000	0.36%	9/16/2014	10/16/2014
	25,000	0.32%	9/24/2014	10/24/2014
	25,000	0.30%	9/30/2014	10/30/2014
	39,641	0.37%	9/2/2014	10/1/2014
	264,641

2017	4,558	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,259	2.59%	7/19/2013	7/20/2020
	$334,458	0.74%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $101.2 million at September 30, 2014 and $100.0 million at December 31, 2013.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - September 30, 2014	$53,600
2014	1,675
2015	6,700
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statement of financial condition amounted to $3.9 million and $3.7 million at September 30, 2014 and December 31, 2013, respectively, which mainly consists of unsecured fixed-rate borrowings and term notes tied to the appreciation of the S&P index. For both periods, the unsecured fixed rate borrowings amounted to $1.7 million at a fixed rate of 3.0%. The term notes tied to the S&P index amounted to $1.0 million at both September 30, 2014 and December 31, 2013 with an index appreciation of $1.1 million and $957 thousand, respectively.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at September 30, 2014 and December 31, 2013:

September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$8,445	$-	$8,445	$2,003	$-	$6,442
Total	$8,445	$-	$8,445	$2,003	$-	$6,442

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
	(In thousands)
Derivatives	$20,502	$-	$20,502	$2,450	$6,780	$11,272
Securities purchased under agreements to resell	60,000	-	60,000	64,587	-	(4,587)
Total	$80,502	$-	$80,502	$67,037	$6,780	$6,685

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$17,001	$-	$17,001	$-	$2,980	$14,021
Securities sold under agreements to repurchase	1,010,000	-	1,010,000	1,101,222	24,500	(115,722)
Total	$1,027,001	$-	$1,027,001	$1,101,222	$27,480	$(101,701)

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$30,672	$-	$30,672	$-	$2,349	$28,323
Securities sold under agreements to repurchase	1,265,000	-	1,265,000	1,277,919	67,029	(79,948)
Total	$1,295,672	$-	$1,295,672	$1,277,919	$69,378	$(51,625)

NOTE 12 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of September 30, 2014 and December 31, 2013, these loan balances amounted to $25.6 million and $19.0 million, respectively. The activity and balance of these loans for the quarters and nine-month periods ended September 30, 2014 and 2013 were as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at the beginning of year	$24,151	$8,031	$18,963	$6,055
New loans	319	14,264	14,166	18,498
Repayments and sales	1,174	(3,289)	(7,485)	(5,315)
Credits of persons no longer considered related parties	-	-	-	(232)
Balance at the end of year	$25,644	$19,006	$25,644	$19,006

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 —  INCOME TAXES

On July 1st, 2014 the Governor signed Act No. 77-2014, known as “Ley de Ajustes al Sistema Contributivo” (Act of Adjustments to the Tax System).  The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for transactions held after June 30, 2014 are as follows: (1) the capital tax rate was increased from 15% to 20% and (2) for an asset to be considered long term capital asset, the holding period must be over a year, which before was defined with a holding period of over six months.

Other provisions applicable to tax years commencing after December 31, 2013 is the additional tax on gross income (“patente nacional”) is defined as a separate tax, rather than a component of the Alternative Minimum Tax (AMT) for non-financial institutions and, therefore is not longer accounted for under the provisions of ASC 740.  For financial institutions, the additional tax on gross income remained mostly unaltered at a tax rate of 1% of its gross income of a taxable year, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax of that year.

At September 30, 2014 and December 31, 2013, the Company’s net deferred tax asset amounted to $121.2 million and $137.6 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the entire deferred tax asset, net of the existing valuation allowances recorded at September 30, 2014 and December 31, 2013. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At September 30, 2014 and December 31, 2013, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $198 thousand and $356 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended September 30, 2014 and 2013, $11 thousand and $36 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision. During the nine-month periods ended September 30, 2014 and 2013, $158 thousand and $126 thousand, respectively, related to the residual effect from OIB was reclassified from accumulated other comprehensive income to income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at September 30, 2014 was $2.6 million (December 31, 2013 - $4.0 million). The Company had accrued $430 thousand at September 30, 2014 (December 31, 2013 - $1.2 million) for the payment of interest and penalties relating to unrecognized tax benefits. Also, during this quarter the Company recorded a reversal of an income tax contingency of $1.0 million as a result of reviewing the positions of certain unrecognized tax benefits at the Bank.

Income tax expense was $8.0 million for the quarter ended September 30, 2014, compared to $6.6 million for the same period in 2013. Effective July 1, 2014, capital gains tax rate was increased from 15% to 20% as explained above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 —  STOCKHOLDERS’ EQUITY

Regulatory Capital Requirements

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations and will become effective January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average total assets (as defined in the regulations). As of September 30, 2014 and December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2014 and December 31, 2013, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the tables presented below.

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2014 and December 31, 2013 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of September 30, 2014
Total capital to risk-weighted assets	$858,356	17.50%	$392,465	8.00%	$490,581	10.00%
Tier 1 capital to risk-weighted assets	$782,797	15.96%	$196,233	4.00%	$294,349	6.00%
Tier 1 capital to average total assets	$782,797	10.51%	$297,984	4.00%	$372,480	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$827,459	16.16%	$409,514	8.00%	$511,893	10.00%
Tier 1 capital to risk-weighted assets	$736,106	14.38%	$204,757	4.00%	$307,136	6.00%
Tier 1 capital to average total assets	$736,106	9.06%	$324,910	4.00%	$406,138	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2014
Total capital to risk-weighted assets	$813,760	16.66%	$390,644	8.00%	$488,305	10.00%
Tier 1 capital to risk-weighted assets	$738,482	15.12%	$195,322	4.00%	$292,983	6.00%
Tier 1 capital to average total assets	$738,482	9.99%	$295,673	4.00%	$369,592	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$779,413	15.30%	$407,637	8.00%	$509,547	10.00%
Tier 1 capital to risk-weighted assets	$688,350	13.51%	$203,819	4.00%	$305,728	6.00%
Tier 1 capital to average total assets	$688,350	8.54%	$322,395	4.00%	$402,993	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of September 30, 2014, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $23.2 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the nine-month period ended September 30, 2014, the Company purchased 707,500 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during 2013.

The following table presents the shares repurchased for each month in the nine-month period ended September 30, 2014, excluding the months of March, April, May, June, July and September of 2014, during which no shares were purchased as part of the stock repurchase program:

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
January 2014	57,700	$14.73	$850
February 2014	649,700	14.66	9,522
August 2014	100	15.50	2
Nine-Month Period Ended September 30, 2014	707,500	$14.66	$10,374

The number of shares that may yet be purchased under the $70 million program is estimated at 1,548,481 and was calculated by dividing the remaining balance of $23.2 million by $14.98 (closing price of the Company common stock at September 30, 2014). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the nine-months ended September 30, 2014.

The activity in connection with common shares held in treasury by the Company for the nine-month periods ended September 30, 2014 and 2013 is set forth below:

	Nine-Month Period Ended September 30,
	2014		2013
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	7,030,101	$80,642	7,090,597	$81,275
Common shares used upon lapse of restricted stock units	(36,294)	(384)	(53,178)	(556)
Common shares repurchased as part of the stock repurchase program	707,500	10,394	-	-
Common shares used to match defined contribution plan, net	-	-	(7,318)	(77)
End of period	7,701,307	$90,652	7,030,101	$80,642

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of September 30, 2014 and December 31, 2013 consisted of:

	September 30,	December 31,
	2014	2013
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$23,995	$13,267
Income tax effect of unrealized gain on securities available-for-sale	(3,677)	(1,834)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	20,318	11,433
Unrealized loss on cash flow hedges	(8,717)	(10,907)
Income tax effect of unrealized loss on cash flow hedges	1,810	2,665
Net unrealized loss on cash flow hedges	(6,907)	(8,242)
Accumulated other comprehensive income, net of taxes	$13,411	$3,191

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30,
	2014			2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$29,759	$(8,004)	$21,755	$25,400	$(9,634)	$15,766
Other comprehensive income (loss) before reclassifications	(9,452)	(559)	(10,011)	(5,113)	(1,509)	(6,622)
Amounts reclassified out of accumulated other comprehensive income	11	1,656	1,667	37	1,651	1,688
Other comprehensive income (loss)	(9,441)	1,097	(8,344)	(5,076)	142	(4,934)
Ending balance	$20,318	$(6,907)	$13,411	$20,324	$(9,492)	$10,832

	Nine-Month Period Ended September 30,
	2014			2013
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$11,433	$(8,242)	$3,191	$68,245	$(12,365)	$55,880
Other comprehensive income before reclassifications	8,727	(3,584)	5,143	(48,047)	(1,530)	(49,577)
Amounts reclassified out of accumulated other comprehensive income	158	4,919	5,077	126	4,403	4,529
Other comprehensive income (loss)	8,885	1,335	10,220	(47,921)	2,873	(45,048)
Ending balance	$20,318	$(6,907)	$13,411	20,324	$(9,492)	$10,832

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Amount reclassified out of accumulated
	other comprehensive income

	Quarter Ended	Nine-Month Period	Affected Line Item in
	September 30, 2014	Ended September 30, 2014	Consolidated Statement
			of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,656	$4,919	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	11	158	Income tax expense
	$1,667	$5,077

	Amount reclassified out of accumulated
	other comprehensive income

	Quarter Ended	Nine-Month Period	Affected Line Item in
	September 30, 2013	Ended September 30, 2013	Consolidated Statement
			of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,651	$4,403	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	37	126	Income tax expense
	$1,688	$4,529

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2014 and 2013 is as follows:

	Quarter ended September 30 ,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share data)
Net income	$19,532	$19,621	$64,588	$78,352
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,628)	(4,882)	(4,884)
Convertible preferred stock (Series C)	(1,838)	(1,837)	(5,514)	(5,512)
Income available to common shareholders	$16,067	$16,156	$54,192	$67,956
Effect of assumed conversion of the convertible ' ' preferred stock	1,838	1,837	5,514	5,512
Income available to common shareholders assuming conversion	$17,905	$17,993	$59,706	$73,468

Weighted average common shares and share equivalents:
Average common shares outstanding	45,055	45,927	45,131	45,717
Effect of dilutive securities:
Average potential common shares-options	160	257	162	198
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,147	7,138	7,147	7,138
Total weighted average common shares ' 'outstanding and equivalents	52,362	53,322	52,440	53,053
Earnings per common share - basic	$0.36	$0.35	$1.20	$1.49
Earnings per common share - diluted	$0.34	$0.34	$1.14	$1.39

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at September 30, 2014, with a conversion rate, subject to certain conditions, of 85.2719 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended September 30, 2014 and 2013 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended September 30, 2014 and 2013, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 397,766 and 196,425, respectively. For the nine-month periods ended September 30, 2014 and 2013, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 325,994 and 233,775, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – GUARANTEES

At September 30, 2014, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $37.1 million (December 31, 2013 - $38.6 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2014 and December 31, 2013, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $98.4 million and $122.3 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2014 and 2013.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Balance at beginning of period	$1,310	$2,460	$1,955	$2,460
Net charge-offs/terminations	(232)	-	(877)	-
Balance at end of period	$1,078	$2,460	$1,078	$2,460

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At September 30, 2014, $68.4 million or 70% of the recourse obligation will be extinguished during the next two years.

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine-month period ended September 30, 2014, the Company repurchased approximately $1.9 million and $5.6 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2014 and December 31, 2013, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $1.1 million (December 31, 2013 – $2.0 million).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases during the quarter and nine-month period ended September 30, 2014 under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $4.1 million and $9.2 million, respectively, in unpaid principal balance. A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter and nine-month period ended September 30, 2014, the Company recognized $115 thousand and $261 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $979 thousand and $1.9 million in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter and nine-month period ended September 30, 2013, the Company did not recognized any losses from the repurchase of residential mortgage loans sold subject to credit recourse, but for the nine-month period ended September 30, 2013, recognized $477 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2014, the Company serviced $1.2 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2014, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $319 thousand (December 31, 2013 - $243 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 —  COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit	$476,523	$520,269
Commercial letters of credit	1,193	1,096

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

At September 30, 2014 and December 31, 2013, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $900 thousand at both September 30, 2014 and December 31, 2013.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2014 and December 31, 2013, is as follows:

	September 30,	December 31,
	2014	2013
	(In thousands)
Standby letters of credit and financial guarantees	$37,145	$38,577
Loans sold with recourse	98,433	122,291
Commitments to sell or securitize mortgage loans	34,650	80,307

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended September 30, 2014 and 2013 amounted to $2.4 million and $2.5 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. For the nine-month periods ended September 30, 2014 and 2013, rent expense amounted to $7.3 million and $7.7 million, respectively. Future rental commitments under leases in effect at September 30, 2014, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2014 (October 1 to December 31)	$2,221
2015	8,026
2016	7,435
2017	6,807
2018	5,928
Thereafter	22,239
$52,656

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

NOTE 19 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. Such securities are classified as level 1 or level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as level 3. At December 31, 2013, the Company held two securities categorized as other debt that are classified as Level 3. At September 30, 2014, the Company did not have securities classified as Level 3. The estimated fair value of the other debt securities was determined by using a third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates, current spreads, and an indicative pricing.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	September 30, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,273,879	$-	$1,273,879
Money market investments	7,777	-	-	7,777
Derivative assets	-	2,683	5,762	8,445
Servicing assets	-	-	13,986	13,986
Derivative liabilities	-	(11,414)	(5,588)	(17,002)
	$7,777	$1,265,148	$14,160	$1,287,085
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$226,791	$226,791
Foreclosed real estate	-	-	100,564	100,564
Other repossessed assets	-	-	21,733	21,733
	$-	$-	$349,088	$349,088

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,568,745	$19,680	$1,588,425
Securities purchased under agreements to resell	-	60,000	-	60,000
Money market investments	6,967	-	-	6,967
Derivative assets	-	4,072	16,430	20,502
Servicing assets	-	-	13,801	13,801
Derivative liabilities	-	(14,937)	(15,736)	(30,673)
	$6,967	$1,617,880	$34,175	$1,659,022
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$28,353	$28,353
Foreclosed real estate	-	-	90,024	90,024
Other repossessed assets	-	-	12,583	12,583
	$-	$-	$130,960	$130,960

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$-	$6,580	$13,970	$(6,368)	$14,182
Gains (losses) included in earnings	-	(818)	-	675	(143)
New instruments acquired	-	-	554	-	554
Principal repayments	-	-	(427)	-	(427)
Amortization	-	-	-	105	105
Changes in fair value of servicing assets	-	-	(111)	-	(111)
Balance at end of period	$-	$5,762	$13,986	$(5,588)	$14,160

	Nine-Month Period Ended September 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(10,668)	-	9,639	(1,029)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	1,608	-	1,608
Principal repayments	(20,000)	-	(799)	-	(20,799)
Amortization	-	-	-	509	509
Changes in fair value of servicing assets	-	-	(624)	-	(624)
Balance at end of period	$-	$5,762	$13,986	$(5,588)	$14,160

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,058	$16,020	$12,994	$(15,315)	$33,757
Gains (losses) included in earnings	-	1,921	-	(1,994)	(73)
Changes in fair value of investment securities available for sale included in other comprehensive income	(552)	-	-	-	(552)
New instruments acquired	-	-	704	-	704
Principal repayments	-	-	(309)	-	(309)
Amortization	-	-	-	110	110
Changes in fair value of servicing assets	-	-	262	-	262
Balance at end of period	$19,506	$17,941	$13,651	$(17,199)	$33,899

	Nine-Month Period Ended September 30, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	4,708	-	(4,807)	(99)
Changes in fair value of investment securities available for sale included in other comprehensive income	(506)	-	-	-	(506)
New instruments acquired	-	-	2,659	-	2,659
Principal repayments	-	-	(855)	-	(855)
Amortization	-	-	-	315	315
Changes in fair value of servicing assets	-	-	1,052	-	1,052
Balance at end of period	$19,506	$17,941	$13,651	$(17,199)	$33,899

During the quarters and the nine-month periods ended September 30, 2014 and 2013, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2014:

	September 30, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$5,762	Option pricing model	Implied option volatility	25.75%-36.88%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	66.90% - 69.11%
Servicing assets	$13,986	Cash flow valuation	Constant prepayment rate	5.60% - 13.28%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(5,588)	Option pricing model	Implied option volatility	25.75%-36.88%
			Counterparty credit risk (based on 5-year CDS spread)	66.90% - 69.11%
Collateral dependant impaired loans	$26,809	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 29.20%

Puerto Rico Electric Power Authority line of credit	$199,982	Cash flow valuation	Discount rate	7.25

Foreclosed real estate	$100,564	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 29.20%

Other repossessed assets	$21,733	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 29.20%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at September 30, 2014 and December 31, 2013 is as follows:

	September 30,		December 31,
	2014		2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$671,239	$671,239	$621,269	$621,269
Restricted cash	32,907	32,907	82,199	82,199
Level 2
Financial Assets:
Securities purchased under agreements to resell	-	-	60,000	60,000
Trading securities	1,687	1,687	1,869	1,869
Investment securities available-for-sale	1,273,879	1,273,879	1,568,745	1,568,745
Investment securities held-to-maturity	144,217	144,305	-	-
Federal Home Loan Bank (FHLB) stock	21,189	21,189	24,450	24,450
Other investments	65	65	65	65
Derivative assets	2,683	2,683	4,072	4,072
Financial Liabilities:
Securities purchased but not yet received	30,057	30,057	-	-
Derivative liabilities	11,414	11,414	14,937	14,937
Level 3
Financial Assets:
Investment securities available-for-sale	-	-	19,680	19,680
Total loans (including loans held-for-sale)
Non-covered loans, net	4,486,738	4,545,209	4,857,505	4,662,458
Covered loans, net	365,503	311,693	459,444	356,961
Derivative assets	5,762	5,762	16,430	16,430
FDIC indemnification asset	83,995	120,619	152,965	189,240
Accrued interest receivable	19,665	19,665	18,734	18,734
Servicing assets	13,986	13,986	13,801	13,801
Financial Liabilities:
Deposits	5,053,119	5,069,175	5,409,540	5,383,265
Securities sold under agreements to repurchase	1,058,042	1,012,228	1,323,903	1,267,618
Advances from FHLB	340,043	334,787	335,324	336,143
Other borrowings	3,865	3,872	3,638	3,663
Subordinated capital notes	91,061	101,190	99,316	100,010
Accrued expenses and other liabilities	159,541	159,541	144,424	144,424
Derivative liabilities	5,588	5,588	15,736	15,736

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2014 and December 31, 2013:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, securities purchased under agreements to resell, securities purchased but not yet received, and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

•    The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB-NY, term notes, and subordinated capital notes, is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

•     The fair value of commitments to extend credit and unused lines of credit is based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standings.

NOTE 20 –  BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2014 and 2013:

	Quarter Ended September 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,548	$44	$11,709	$120,301	$-	$120,301
Interest expense	(7,892)	-	(10,538)	(18,430)	-	(18,430)
Net interest income	100,656	44	1,171	101,871	-	101,871
Provision for non-covered loan and lease losses	(16,142)	-	-	(16,142)	-	(16,142)
Provision for covered loan and lease losses	(1,115)	-	-	(1,115)	-	(1,115)
Non-interest income (loss)	(3,242)	6,208	(475)	2,491	-	2,491
Non-interest expenses	(53,669)	(4,483)	(1,423)	(59,575)	-	(59,575)
Intersegment revenue	431	-	290	721	(721)	-
Intersegment expenses	(290)	(330)	(101)	(721)	721	-
Income before income taxes	$26,629	$1,439	$(538)	$27,530	$-	$27,530
Total assets	$6,494,141	$26,800	$2,098,341	$8,619,282	(945,943)	$7,673,339

	Quarter Ended September 30, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$109,311	$95	$11,695	$121,101	$-	$121,101
Interest expense	(10,994)	-	(11,016)	(22,010)	-	(22,010)
Net interest income	98,317	95	679	99,091	-	99,091
Provision for non-covered loan and lease losses	(9,900)	-	-	(9,900)	-	(9,900)
Provision for covered loan and lease losses	(3,074)	-	-	(3,074)	-	(3,074)
Non-interest income (loss)	(3,960)	7,114	169	3,323	-	3,323
Non-interest expenses	(52,615)	(6,168)	(4,451)	(63,234)	-	(63,234)
Intersegment revenue	562	-	-	562	(562)	-
Intersegment expenses	-	(461)	(101)	(562)	562	-
Income before income taxes	$29,330	$580	$(3,704)	$26,206	$-	$26,206
Total assets	$6,542,840	$40,994	$2,691,621	$9,275,455	$(895,230)	$8,380,225

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$330,148	$132	$38,995	$369,275	$-	$369,275
Interest expense	(26,235)	-	(31,693)	(57,928)	-	(57,928)
Net interest income	303,913	132	7,302	311,347	-	311,347
Provision for non-covered loan and lease losses	(39,424)	-	-	(39,424)	-	(39,424)
Provision for covered loan and lease losses, net	(4,339)	-	-	(4,339)	-	(4,339)
Non-interest income(loss)	(14,845)	20,232	2,840	8,227	-	8,227
Non-interest expenses	(156,867)	(15,629)	(8,331)	(180,827)	-	(180,827)
Intersegment revenue	1,410	-	290	1,700	(1,700)	-
Intersegment expenses	(290)	(1,089)	$(321)	(1,700)	1,700	-
Income before income taxes	$89,558	$3,646	1,780	$94,984	$-	$94,984

	Nine-Month Period Ended September 30, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$325,432	$277	$35,865	$361,574	$-	$361,574
Interest expense	(31,490)	-	(31,084)	(62,574)	-	(62,574)
Net interest income	293,942	277	4,781	299,000	-	299,000
Provision for non-covered loan and lease losses	(55,343)	-	-	(55,343)	-	(55,343)
Provision for covered loan and lease losses, net	(4,957)	-	-	(4,957)	-	(4,957)
Non-interest income(loss)	(7,151)	22,915	4,199	19,963	-	19,963
Non-interest expenses	(168,119)	(18,945)	(11,470)	(198,534)	-	(198,534)
Intersegment revenue	1,524	-	-	1,524	(1,524)	-
Intersegment expenses	-	(1,247)	(277)	(1,524)	1,524	-
Income (loss) before income taxes	$59,896	$3,000	$(2,767)	$60,129	$-	$60,129

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit and Compliance Committee of our Board of Directors. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. Same analysis was performed for the commercial portfolio during the quarter ended June 30, 2014.  As a result, the look-back period was changed to 24 months from the previously determined 12 months for auto and leasing and consumer.  For the commercial portfolio, a look-back period of 12 months was maintained.  In addition, during the quarter ended June 30, 2014, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral, and delinquencies, among others. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2013 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2014	2013	%	2014	2013	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$120,301	$121,101	-0.7%	$369,275	$361,574	2.1%
Interest expense	18,430	22,010	-16.3%	57,928	62,574	-7.4%
Net interest income	101,871	99,091	2.8%	311,347	299,000	4.1%
Provision for non-covered loan and lease losses	16,142	9,900	63.1%	39,424	55,343	-28.8%
Provision for covered loan and lease losses, net	1,115	3,074	-63.7%	4,339	4,957	-12.5%
Total provision for loan and lease losses, net	17,257	12,974	33.0%	43,763	60,300	-27.4%
Net interest income after provision for loan and lease losses	84,614	86,117	-1.7%	267,584	238,700	12.1%
Non-interest income	2,491	3,323	-25.0%	8,227	19,963	-58.8%
Non-interest expenses	59,575	63,234	-5.8%	180,827	198,534	-8.9%
Income before taxes	27,530	26,206	5.1%	94,984	60,129	58.0%
Income tax expense (benefit)	7,998	6,585	21.5%	30,396	(18,223)	266.8%
Net income	19,532	19,621	-0.5%	64,588	78,352	-17.6%
Less: dividends on preferred stock	(3,465)	(3,465)	153.0%	(10,396)	(10,396)	153.0%
Income available to common shareholders	$16,067	$16,156	-0.6%	$54,192	$67,956	-20.3%
PER SHARE DATA:
Basic	$0.36	$0.35	2.9%	$1.20	$1.49	-19.5%
Diluted	$0.34	$0.34	0.0%	$1.14	$1.39	-18.0%
Average common shares outstanding	45,054	45,927	-1.9%	45,170	45,613	-1.0%
Average common shares outstanding and equivalents	52,362	53,322	-1.8%	52,440	53,053	-1.2%
Cash dividends declared per common share	$0.08	$0.06	33.3%	$0.24	$0.18	33.3%
Cash dividends declared on common shares	$3,605	$2,740	31.6%	$10,822	$8,219	31.7%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.02%	0.93%	9.7%	1.10%	1.22%	-9.8%
Return on average tangible common equity	9.78%	10.71%	-8.7%	11.17%	15.12%	-26.1%
Return on average common equity (ROE)	8.52%	9.20%	-7.4%	9.71%	12.96%	-25.1%
Equity-to-assets ratio	12.12%	10.48%	15.6%	12.13%	10.48%	15.8%
Efficiency ratio	49.30%	52.27%	-5.7%	49.10%	53.97%	-9.0%
Interest rate spread	5.78%	5.28%	9.5%	5.85%	5.28%	10.8%
Interest rate margin	5.84%	5.28%	10.6%	5.90%	5.28%	11.7%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2014	2013	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,441,125	$1,614,809	-10.8%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,545,209	4,662,458	-2.5%
Loans and leases covered under shared-loss agreements with the FDIC, net	311,693	356,961	-12.7%
Total investments and loans	$6,298,027	$6,634,228	-5.1%
Deposits and borrowings
Deposits	$5,069,175	$5,383,265	-5.8%
Securities sold under agreements to repurchase	1,012,228	1,267,618	-20.1%
Other borrowings	439,849	439,816	0.0%
Total deposits and borrowings	$6,521,252	$7,090,699	-8.0%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,761	52,707	0.1%
Additional paid-in capital	539,522	538,071	0.3%
Legal surplus	68,437	61,957	10.5%
Retained earnings	170,519	133,629	27.6%
Treasury stock, at cost	(90,652)	(80,642)	-12.4%
Accumulated other comprehensive income	13,411	3,191	320.3%
Total stockholders' equity	$929,998	$884,913	5.1%
Per share data
Book value per common share	$16.96	$15.74	7.8%
Tangible book value per common share	$14.82	$13.60	9.0%
Market price at end of period	$14.98	$17.34	-13.6%
Capital ratios
Leverage capital	10.51%	9.06%	16.0%
Tier 1 risk-based capital	15.96%	14.38%	11.0%
Total risk-based capital	17.50%	16.16%	8.3%
Tier 1 common equity to risk-weighted assets	11.86%	10.46%	13.4%
Financial assets managed
Trust assets managed	$2,851,815	$2,796,923	2.0%
Broker-dealer assets gathered	$2,483,611	$2,493,324	-0.4%

FINANCIAL HIGHLIGHTS OF THE THIRD QUARTER OF 2014

The Company achieved performance equal to the year ago quarter despite weaker economic conditions in Puerto Rico. As such, the increase in the Company’s provision for loan and leases and its decreases in interest and non-interest income were substantially offset by decreases in the Company’s interest and non-interest expenses. Income available to common shareholders for the quarter ended September 30, 2014 was $16.1 million, or $0.34 per diluted share, compared to $16.2 million, or $0.34 per diluted share, in the third quarter of 2013.

Net interest margin expanded to 5.84% from 5.28% primarily as a result of an increase in the yield of the Company’s interest earning assets.

The Company’s return on assets increased to 1.02% from 0.93%, and its return on equity decreased to 8.52% from 9.20%, from the third quarter of 2013. The Company improved its efficiency ratio, which decreased to 49.30% from 52.27% when compared with the same quarter in 2013, primarily as a result of a decrease in the Company’s non-interest expenses.

Interest Income

Total interest income remained level at $120.3 million, compared to $121.1 million in the third quarter of 2013. The yield on interest-earning assets increased to 6.89% from 6.46%. This was offset by a decrease in earning asset volume.

Interest Expense

Total interest expense decreased 16.3% as compared to the same period in 2013. Such decrease reflects the lower cost of deposits before fair value premium amortization and core deposit intangible amortization (0.68% vs. 0.93%). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income increased $2.8 million for the third quarter of 2014. Such increase reflects an increase in net interest margin of 56 basis points to 5.84% when compared to the third quarter of 2013.

Provision for Loan and Lease Losses

Provision for non-covered loan losses increased $6.2 million when compared to $9.9 million for the third quarter of 2013, while provision for covered loan losses decreased $2.0 million when compared to $3.1 million for the same period in 2013.

Non-Interest Income

Core banking and financial services revenues decreased 13.3% to $19.0 million as compared to the same period in 2013, primarily reflecting a decrease of $2.4 million in banking services revenue to $9.8 million. Decrease in banking services revenues is mostly due to the reclassification of loan late charges into interest income during the last quarter of 2013. For the quarter ended September 30, 2013 these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013.

The FDIC shared-loss expense of $16.9 million, compared to $16.0 million for the same period in 2013, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.

Non-Interest Expense

Non-interest expense of $59.6 million, decreased $3.7 million compared to the same period in 2013, mainly because during the third quarter of 2014, there were no merger and restructuring charges compared to $2.3 million for the same period in 2013. As a result of such decrease, the Company’s efficiency ratio improved to 49.30%, compared to 52.27% for the same period in 2013.

Income Tax Expense

Income tax expense was $8.0 million, compared to an income tax expense of $6.6 million for the same period in 2013.

Income Available to Common Shareholders

The Company’s income available to common shareholders amounted to $16.1 million, compared to $16.2 million for the same period in 2013. Income per basic common share and fully diluted common share was $0.36 and $0.34, respectively, compared to income per basic common share and fully diluted common share of $0.35 and $0.34, respectively, for the third quarter of 2013.

Interest Earning Assets

The loan portfolio declined to $4.857 billion at September 30, 2014, compared to $4.936 billion at June 30, 2014, primarily due to repayments and maturities, including the strategic reduction of Puerto Rico government related debt. The investment portfolio of $1.441 billion at September 30, 2014 decreased 2.2% compared to $1.472 billion at June 30, 2014.

Interest Bearing Liabilities

Total deposits amounted to $5.069 billion at September 30, 2014, a decrease of 1.4% compared to $5.141 billion at June 30, 2014. Securities sold under agreements to repurchase remained at $1.012 billion.

Stockholders’ Equity

Stockholders’ equity at September 30, 2014 was $930.0 million compared to $925.2 million at June 30, 2014, an increase of 0.52%. This increase reflects the net income for the quarter partially offset by a decrease in accumulated other comprehensive income. Book value per share was $16.96 at September 30, 2014 compared to $16.87 at June 30, 2014.

The Company maintains capital ratios in excess of regulatory requirements. At September 30, 2014, Tier 1 Leverage Capital Ratio was 10.51% (June 30, 2014 – 10.26%), Tier 1 Risk-Based Capital Ratio was 15.96% (June 30, 2014 – 15.49%), Tier 1 Common Equity to Risk- Based Assets was 11.86% (June 30, 2014-11.47%) and Total Risk-Based Capital Ratio was 17.50% (June 30, 2014 – 17.30%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was 8.52% compared to 9.20% for the quarter ended September 30, 2013. Return on average assets (“ROA”) was 1.02% compared to 0.93% for the same period in 2013. The decrease in ROE is mostly due to a 7.3% increase in average common stockholders’ equity to $753.9 million, from $702.4 million for the same period in 2013. The increase in ROA is mostly due to a 9.2% decrease in average assets to $7.646 billion from $8.424 billion in the same period in 2013.

Assets under Management

At September 30, 2014, total assets managed by the Company’s trust division and CPC remained level at $2.852 billion compared to $2.867 billion at June 30, 2014. At September 30, 2014, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts decreased 6.3% to $2.484 billion, compared to $2.651 billion at June 30, 2014. Changes in trust and broker-dealer related assets primarily reflect a slight increase in portfolio and differences in market values.

Lending

Total loan production of $242.6 million decreased 55.9% for the third quarter of 2014. Total commercial loan production of $90.1 million decreased 75.3% from $365.3 million for the same period in 2013.

Mortgage loan production of $55.3 million decreased 8.9% from the same period in 2013. The Company sells most of its conforming mortgage loans in the secondary market and retains the servicing rights.

In the aggregate, consumer loan and auto and leasing production totaled $97.2 million, a decrease of 21.3% from the same period in 2013. Such decrease is mostly due to a decrease in auto and leasing production.

Total loan portfolio declined by $79.1 million from $4.936 billion at June 30, 2014 to $4.857 billion at September 30, 2014, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased $3.9 million to $8.9 million, representing 1.34% of average non-acquired loans outstanding versus 1.02% in the same period in 2013.  The allowance for loan and lease losses on non-covered loans at September 30, 2014, increased to $64.9 million compared to $60.4 million at June 30, 2014. The allowances for loan and lease losses, excluding acquired loans, increased to $50.3 million (1.84% of total non-covered loans, excluding acquired loans) at September 30, 2014, compared to $50.6 million (1.92% of total non-covered loans, excluding acquired loans) at June 30, 2014. The allowance for loan and lease losses on acquired loans accounted for under ASC 310-20 increased to $4.5 million at September 30, 2014, compared to $3.4 million at June 30, 2014.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, increased to $103.7 million at September 30, 2014 compared to $94.1 million at June 30, 2014. The increase is due mainly to an increase in non-performing mortgage and auto loans.

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

During the quarter ended September 30, 2014, the Company’s pre-tax pre-provision operating income increased 2.1% to $61.3 million as compared to $60.0 million for the same period in 2013. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$101,871	$99,091	$311,347	$299,000
Core non-interest income:
Banking service revenue	9,753	12,146	30,305	36,491
Financial service revenue	7,113	7,394	21,316	23,084
Mortgage banking activities	2,097	2,334	5,346	9,299
Total core non-interest income	18,963	21,874	56,967	68,874
Non-interest expenses	59,575	63,234	180,827	198,533
Less merger and restructuring charges	-	(2,252)	-	(13,060)
	59,575	60,982	180,827	185,473
Total pre-tax pre-provision operating income	$61,259	$59,983	$187,487	$182,401

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

At September 30, 2014, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 8.71% and 13.64%, respectively, from 8.59% and 13.26%, respectively, at June 30, 2014. Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at September 30, 2014 increased to 18.99% and 11.89%, respectively, from 18.52% and 11.47%, respectively, at June 30, 2014.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2014 and 2013:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2014 AND 2013

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$120,301	$121,101	6.89%	6.46%	$6,923,413	$7,438,957
Tax equivalent adjustment	20,435	6,092	1.17%	0.32%	-	-
Interest-earning assets - tax equivalent	140,736	127,193	8.07%	6.78%	6,923,413	7,438,957
Interest-bearing liabilities	18,430	22,011	1.11%	1.18%	6,571,666	7,389,043
Tax equivalent net interest income / spread	122,306	105,182	6.96%	5.61%	351,747	49,914
Tax equivalent interest rate margin			7.01%	5.61%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	11,399	11,520	3.26%	2.59%	1,388,535	1,761,477
Trading securities	38	28	9.49%	4.21%	1,589	2,641
Interest bearing cash and money market investments	316	241	0.21%	0.18%	593,391	538,094
Total investments	11,753	11,789	2.35%	2.03%	1,983,515	2,302,212
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	10,287	11,007	5.17%	5.72%	789,204	763,929
Commercial	16,538	10,126	5.51%	4.71%	1,190,607	852,395
Consumer	4,142	2,331	10.20%	9.46%	161,147	97,738
Auto and leasing	13,739	7,216	10.25%	10.54%	531,914	271,727
Total originated non-covered loans	44,706	30,680	6.64%	6.13%	2,672,872	1,985,790
Acquired
Mortgage	9,627	11,062	5.58%	5.75%	684,536	763,032
Commercial	18,643	26,438	11.83%	9.87%	625,472	1,063,226
Consumer	3,731	5,052	13.88%	12.38%	106,640	161,948
Auto	10,955	14,423	8.38%	7.19%	518,599	796,047
Total acquired non-covered loans	42,956	56,975	8.81%	8.12%	1,935,247	2,784,252
Total non-covered loans	87,662	87,655	7.55%	7.29%	4,608,119	4,770,042
Loans covered under shared loss agreements with the FDIC	20,886	21,657	24.98%	23.43%	331,779	366,703
Total loans	108,548	109,312	8.72%	8.44%	4,939,898	5,136,745
Total interest earning assets	120,301	121,101	6.89%	6.46%	6,923,413	7,438,957

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	716,681	855,094
Now Accounts	1,817	2,778	0.51%	0.80%	1,413,776	1,383,070
Savings and money market	1,780	2,313	0.61%	0.97%	1,154,712	941,892
Individual retirement accounts	906	1,161	1.12%	1.32%	320,756	350,207
Retail certificates of deposits	1,620	2,747	1.36%	1.67%	473,456	651,224
Total core deposits	6,123	8,999	0.60%	0.85%	4,079,381	4,181,487
Institutional deposits	1,244	2,622	1.48%	1.55%	334,121	673,064
Brokered deposits	1,400	1,679	0.79%	0.83%	700,256	799,723
Total wholesale deposits	2,644	4,301	1.01%	1.16%	1,034,377	1,472,787
Deposits fair value premium amortization	(1,441)	(2,382)	0.00%	0.00%	-	-
Core deposit intangible amortization	335	416	0.00%	0.00%	-	-
Total deposits	7,661	11,334	0.59%	0.80%	5,113,758	5,654,274
Borrowings:
Securities sold under agreements to repurchase	7,453	7,211	2.93%	2.26%	1,010,000	1,268,544
Advances from FHLB and other borrowings	2,314	2,321	2.65%	2.51%	346,977	366,964
Subordinated capital notes	1,002	1,144	3.94%	4.57%	100,931	99,261
Total borrowings	10,769	10,676	2.93%	2.44%	1,457,908	1,734,769
Total interest bearing liabilities	18,430	22,010	1.11%	1.18%	6,571,666	7,389,043
Net interest income / spread	$101,871	$99,091	5.78%	5.28%
Interest rate margin			5.84%	5.28%
Excess of average interest-earning assets over average interest-bearing liabilities					$351,747	$49,913
Average interest-earning assets to average interest-bearing liabilities ratio					105.35%	100.68%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,632)	$1,596	$(36)
Loans	(5,039)	4,274	(765)
Total interest income	(6,671)	5,870	(801)
Interest Expense:
Deposits	(1,084)	(2,590)	(3,674)
Repurchase agreements	(1,470)	1,712	242
Other borrowings	(136)	(13)	(149)
Total interest expense	(2,690)	(891)	(3,581)
Net Interest Income	$(3,981)	$6,761	$2,780

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$369,275	$361,574	7.00%	6.39%	$7,051,561	$7,569,249
Tax equivalent adjustment	38,290	18,132	0.73%	0.32%	-	-
Interest-earning assets - tax equivalent	407,565	379,706	7.73%	6.71%	7,051,561	7,569,249
Interest-bearing liabilities	57,929	62,572	1.15%	1.11%	6,741,332	7,551,043
Tax equivalent net interest income / spread	349,636	317,134	6.58%	5.61%	310,229	18,206
Tax equivalent interest rate margin			6.63%	5.60%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	38,088	35,255	3.48%	2.44%	1,464,938	1,933,834
Trading securities	114	78	8.56%	6.21%	1,780	1,679
Interest bearing cash and money market investments	951	791	0.22%	0.19%	580,872	562,961
Total investments	39,153	36,124	2.56%	1.93%	2,047,590	2,498,474
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	31,085	32,945	5.28%	5.62%	786,434	783,172
Commercial	47,335	21,063	5.39%	7.36%	1,174,220	382,654
Consumer	10,923	5,274	10.03%	10.30%	145,659	68,480
Auto and leasing	37,378	15,136	10.44%	13.96%	478,592	144,995
Total originated non-covered loans	126,721	74,418	6.55%	7.21%	2,584,905	1,379,302
Acquired
Mortgage	28,359	33,370	5.43%	5.74%	698,762	777,229
Commercial	56,315	88,679	11.11%	8.29%	677,570	1,430,953
Consumer	11,939	16,354	13.60%	11.96%	117,379	182,806
Auto	37,635	46,745	8.65%	6.77%	581,888	923,135
Total acquired non-covered loans	134,248	185,148	8.65%	7.47%	2,075,599	3,314,122
Total non-covered loans	260,969	259,566	7.49%	7.39%	4,660,504	4,693,425
Loans covered under shared loss agreements with the FDIC	69,153	65,884	26.92%	23.34%	343,467	377,350
Total loans	330,122	325,450	8.82%	8.58%	5,003,971	5,070,775
Total interest earning assets	369,275	361,574	7.00%	6.39%	7,051,561	7,569,249

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	707,519	797,378
Now Accounts	6,349	8,486	0.59%	0.81%	1,438,818	1,408,649
Savings and money market	6,268	7,134	0.73%	1.06%	1,150,871	898,619
Individual retirement accounts	2,904	3,696	1.17%	1.36%	331,283	362,032
Retail certificates of deposits	5,301	8,788	1.40%	1.79%	506,653	658,080
Total core deposits	20,822	28,104	0.67%	0.91%	4,135,144	4,124,758
Institutional deposits	3,942	7,982	1.44%	1.62%	366,167	657,818
Brokered deposits	4,384	5,458	0.81%	0.87%	720,208	837,916
	8,326	13,440	1.02%	1.20%	1,086,375	1,495,734
Deposits fair value premium amortization	(4,349)	(12,032)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,005	1,244	0.00%	0.00%	-	-
Total deposits	25,804	30,756	0.66%	0.73%	5,221,519	5,620,492
Borrowings:
Securities sold under agreements to repurchase	22,237	21,570	2.81%	2.09%	1,058,378	1,382,670
Advances from FHLB and other borrowings	6,897	5,366	2.56%	1.74%	360,884	412,313
FDIC-guaranteed term notes	-	909	0.00%	5.56%	-	21,875
Subordinated capital notes	2,990	3,973	3.98%	4.67%	100,551	113,693
Total borrowings	32,124	31,818	2.83%	2.20%	1,519,813	1,930,551
Total interest bearing liabilities	57,928	62,574	1.15%	1.11%	6,741,332	7,551,043
Net interest income / spread	$311,347	$299,000	5.85%	5.28%
Interest rate margin			5.90%	5.28%
Excess of average interest-earning assets over average interest-bearing liabilities					$310,229	$18,206
Average interest-earning assets to average interest-bearing liabilities ratio					104.60%	100.24%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(6,519)	$9,548	$3,029
Loans	(7,737)	12,409	4,672
Total interest income	(14,256)	21,957	7,701
Interest Expense:
Deposits	(2,183)	(2,769)	(4,952)
Repurchase agreements	(5,059)	5,726	667
Other borrowings	(1,617)	1,256	(361)
Total interest expense	(8,859)	4,213	(4,646)
Net Interest Income	$(5,397)	$17,744	$12,347

Net Interest Income

Comparison of quarters ended September 30, 2014 and 2013

Net interest income of $101.9 million slightly increased 2.8% compared with $99.1 million reported in the third quarter of 2013, reflecting a decrease of 16.3% in interest expense partially offset by a slight decrease of 0.7% in interest income from loans.

Interest rate spread increased to 50 basis points from 5.28% to 5.78%. This increase is mainly due to the net effect of a 43 basis point increase in the average yield of interest-earning assets from 6.46% to 6.89%, and a 7 basis point decrease in the average cost of funds from 1.18% to 1.11%.

Interest income decreased to $120.3 million from $121.1 million in the same quarter in 2013. Such decrease reflects a $6.7 million decrease in the volume of interest-earning assets partially offset by an increase of $5.9 million in interest rate. Interest income from loans decreased 0.7% to $108.5 million, primarily reflecting a decrease in volume of $5.0 million, partially offset by $4.3 million in interest rate. Interest income from investments remained level at $11.8 million in both periods.

Interest expense decreased 16.3% to $18.4 million, primarily because of a $2.7 million decrease in the volume of interest-bearing liabilities and a decrease of $891 thousand in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements volume of $1.5 million, and a decrease in deposits volume of $1.1 million and interest rate of $2.6 million. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 25 basis points to 0.68% for the third quarter of 2014, compared to 0.93% for the third quarter of 2013. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 49 basis points to 2.93% from 2.44%.

The average balance of total interest-earning assets was $6.923 billion, a decrease of 6.9% from the same period in 2013. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 13.8% in average investments, resulting from redemptions and maturities during 2014. The average yield on interest-earning assets was 6.89% compared to 6.46% for the same quarter in 2013. This was mainly due to higher average yields in the loan portfolio, which increased to 8.72% from 8.44%, and in the investment portfolio, which increased to 2.35% from 2.03%.

Comparison of nine-month periods ended September 30, 2014 and 2013

Net interest income increased 4.1% to $311.3 million as compared to $299.0 million for the same period in 2013. The change reflects a decrease of 7.4% in interest expense and increases of 1.4% in interest income from loans and 8.4% in interest income from investment securities.

Interest rate spread increased 57 basis points to 5.85% from 5.28% in the same period for 2013. This increase is mainly due to the net effect of a 61 basis point increase in the average yield of interest-earning assets from 6.39% to 7.00% and a 4 basis point increase in the average cost of funds from 1.11% to 1.15%.

Interest income increased 2.1% to $369.3 million when compared to $361.6 million for the same period in 2013. Results reflect an increase of $22.0 million in interest-earning asset interest rate partially offset by a $14.3 million decrease in volume. Interest income from loans increased 1.4% to $330.1 million, reflecting an increase in interest rate of $12.4 million, partially offset by a $7.7 million decrease in volume. Interest income from investments increased 8.4% to $39.2 million, reflecting an increase in interest earning rate of $9.6 million, partially offset by a $6.5 million decrease in volume.

Interest expense decreased 7.4% to $57.9 million, primarily the result of an $8.9 million decrease in the volume of interest-bearing liabilities, partially offset by a $4.2 million increase in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in deposit volume of $2.2 million and a $2.8 million increase in interest rate. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 24 basis points to 0.75%, compared to 0.99% for the same period in 2013. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 63 basis points to 2.83% from 2.20%.

Average balance of total interest-earning assets was $7.052 billion, a decrease of 6.8% from the same period in 2013. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 18.0% in average investments, resulting from redemptions and maturities, to the sale of available for sale securities during the current period amounting to $184.9 million, and to a reduction of 1.3% in the average loan portfolio primarily due to maturities and repayments. The average yield on interest-earning assets was 7.00% compared to 6.39% for the same period in 2013. This was mainly due to higher average yields in the investment portfolio, which increased to 2.56% from 1.93%, and in the loan portfolio, which increased to 8.82% from 8.58%.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2014	2013	Variance	2014	2013	Variance
	(Dollars in thousands)
Banking service revenue	$9,753	$12,146	-19.7%	$30,305	$36,491	-17.0%
Wealth management revenue	7,113	7,394	-3.8%	21,316	23,084	-7.7%
Mortgage banking activities	2,097	2,334	-10.2%	5,346	9,299	-42.5%
Total banking and financial service revenue	18,963	21,874	-13.3%	56,967	68,874	-17.3%

FDIC shared-loss expense, net:
FDIC indemnification asset expense	(16,059)	(15,198)	-5.7%	(51,180)	(46,623)	-9.8%
Change in true-up payment obligation	(875)	(767)	-14.0%	(2,596)	(2,178)	-19.2%
	(16,934)	(15,965)	-6.1%	(53,776)	(48,801)	-10.2%

Net gain (loss) on:
Sale of securities available for sale	-	-	0.0%	4,366	-	100.0%
Derivatives	7	(811)	100.9%	(463)	(1,746)	73.5%
Early extinguishment of debt	-	-	0.0%	-	1,061	-100.0%
Other non-interest income	455	(1,775)	125.6%	1,133	575	97.0%
	(16,472)	(18,551)	11.2%	(48,740)	(48,911)	0.3%
Total non-interest income, net	$2,491	$3,323	-25.0%	8,227	19,963	-58.8%

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

Comparison of quarters ended September 30, 2014 and 2013

As shown in Table 2 above, the Company recorded non-interest income in the amount of $2.5 million, compared to $3.3 million for the same period in 2013, a decrease of $832 thousands.

The FDIC shared-loss expense, net, increased to $16.9 million as compared to $16.0 million for the same period in 2013, which resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation, also known as a clawback liability.

During the quarters ended September 30, 2014 and 2013 the FDIC indemnification asset expense increased to $16.1 million from $15.2 million for the same period in 2013. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends by the third quarter of 2015, although the recovery share period extends for an additional three-year period.

During the quarters ended September 30, 2014 and 2013 the true-up payment obligation increased to $875 thousand as compared to $767 thousand for the same period in 2013. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 19.7% to $9.8 million, from $12.1 million for the same period in 2013. The decrease in banking services revenues is mostly due to the reclassification of auto loan late charges into interest income during the last quarter of 2013 amounting to $2.7 million. For the quarter ended September 30, 2013, these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 3.8% to $7.1 million, compared to $7.4 million for the same period in 2013. This decrease is mainly due to local market conditions, which has resulted in lower investment activity.

Income generated from mortgage banking activities decreased 10.2% to $2.1 million, compared to $2.3 million for the same period in 2013. The decrease in mortgage banking activities is mainly due to higher losses in repurchased loans and a decrease in sales when compared to same period in 2013.

Comparison of nine-month periods ended September 30, 2014 and 2013

Non-interest income decreased $11.7 million to $8.2 million from $20.0 million in the nine-month period ended September 30, 2013.

The FDIC shared-loss expense, net increased 10.2% to $53.8 million, as compared to $48.8 million for the same period in 2013, as a result of the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and improved the accretable yield on the covered loans, and from changes in the fair value of the true-up payment obligation.

During the nine-month period ended September 30, 2014, the FDIC indemnification asset expense increased 9.8% to $51.2 million, as compared to $46.6 million for the same period in 2013. The reduction in claimable losses amortizes the FDIC indemnification asset through the life of the shared loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During the nine-month period ended September 30, 2014, the net amortization included $7.7 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses.

During the nine-period ended September 30, 2014, the true-up payment obligation increased 19.2% to $2.6 million, as compared to $2.2 million for the same period in 2013. The Company measures the true-up payment obligation at fair value.

The FDIC shared-loss expense bears an inverse relationship with a change in the yield of covered pools in accordance with ASC 310-30. ASC 310-30 dictates that such pools should be subject to increases in their yield when the present value of the expected cash flows is higher than the pool’s carrying balance. When the increases in cash flow expectations are driven by reductions in the expected credit losses, the Bank recognizes that such losses are no longer expected to be collected from the FDIC. Accordingly, the Bank reduces the FDIC indemnification asset by amortizing the reduction in expected collections throughout the remaining life of the underlying pools. This amortization is recognized in the FDIC shared-loss expense.

The underlying factors that caused an increase in the expected cash flows and resulting reduction in projected losses are derived from the pool-level cash flow forecasts. Credit loss assumptions used to develop each pool-level cash flow forecast are based on the behavior of defaults, recoveries and losses of the corresponding pool of covered loans.

Banking service revenue decreased 17.0% to $30.3 million from $36.5 million for the same period in 2013. The decrease in banking services revenues is mostly due to the reclassification of auto loan late charges into interest income during the last quarter of 2013 amounting to $2.7 million. For the nine-month period ended September 30, 2013, these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013. In addition, a non-recurring prepayment penalty was received during the first quarter of 2013 of approximately $1 million. Lower overdrawn and non-sufficient fund fees of $1.1 million and lower retail checking fees of $987 thousand also contributed to the decrease.

Wealth management revenue decreased 7.7% to $21.3 million, compared to $23.1 million for the same period in 2013. This decrease is mainly due to local market conditions, which has resulted in lower investment activity.

Income generated from mortgage banking activities decreased 42.5% to $5.3 million, compared to $9.3 million for the same period in 2013. The decrease in mortgage banking activities is mainly due to higher losses in repurchased loans and a decrease in sales when compared to same period in 2013.

Gains from the sale of securities increased to $4.4 million from the same period in 2013, in which no gain or loss from the sale of securities was recorded. Losses from derivative activities were $463 thousand, as compared to $1.7 million for the same period in 2013. During the nine-month period ended September 30, 2014, the Company did not have a gain or loss on extinguishment of debt, as compared to the same period in 2013 in which the Company had a gain of $1.1 million.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2014	2013	Variance %	2014	2013	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$18,592	$22,590	-17.7%	$61,086	$69,927	-12.6%
Professional and service fees	3,807	4,409	-13.7%	11,525	16,262	-29.1%
Occupancy and equipment	8,770	8,270	6.0%	25,684	25,552	0.5%
Insurance	2,099	1,828	14.8%	6,506	7,229	-10.0%
Electronic banking charges	4,637	3,694	25.5%	14,085	11,458	22.9%
Information technology expenses	1,289	2,729	-52.8%	4,589	7,708	-40.5%
Advertising, business promotion, and strategic initiatives	1,825	1,471	24.1%	5,274	4,550	15.9%
Merger and restructuring charges	-	2,252	-100.0%	-	13,060	-100.0%
Foreclosure, repossession and other real estate expenses	7,842	5,703	37.5%	20,783	12,603	64.9%
Loan servicing and clearing expenses	1,870	2,133	-12.3%	5,598	5,493	1.9%
Taxes, other than payroll and income taxes	3,494	4,024	-13.2%	11,005	11,778	-6.6%
Communication	820	782	4.9%	2,590	2,481	4.4%
Printing, postage, stationery and supplies	620	824	-24.8%	1,820	2,841	-35.9%
Director and investor relations	250	230	8.7%	794	843	-5.8%
Other operating expenses	3,660	2,295	59.5%	9,488	6,748	40.6%
Total non-interest expenses	$59,575	$63,234	-5.8%	$180,827	$198,533	-8.9%
Relevant ratios and data:
Efficiency ratio	49.30%	52.27%		49.10%	53.97%
Compensation and benefits to non-interest expense	31.21%	35.72%		33.78%	35.22%
Compensation to average total assets owned	0.97%	1.07%		1.04%	1.08%
Average number of employees	1,574	1,562		1,564	1,569
Average compensation per employee	$11.8	$14.5		$39.1	$44.6
Average loans per average employee	$3,138	$3,289		$3,199	$3,232

Non-Interest Expenses

Comparison of quarters ended September 30, 2014 and 2013

Non-interest expense reached $59.6 million, representing a decrease of 5.8% compared to $63.2 million for the same period in the previous year. The decrease is due mainly to the non-recurring merger and restructuring charges of $2.3 million incurred during the quarter ended September 30, 2013 for the BBVAPR Acquisition and to the decrease of $4.0 million in compensation and employee benefits.

Compensation and employee benefits decreased 17.7% to $18.6 million from $22.6 million for the same periods in 2013. The decrease is due mainly to the impact of the assessment of employee bonuses required pursuant to the BBVAPR Acquisition of $2.1 million for the quarter ended September 30, 2013, a decrease in incentives of $590 thousand, and a decrease of $300 thousand in commissions paid by the securities broker-dealer.

Professional and service fees decreased 13.7% to $3.8 million, as compared to $4.4 million for the same period in 2013. Professional and service fees primarily comprise legal expenses and consulting and outsourcing expenses. For the quarter ended September 30, 2014, legal expenses amounted to $1.4 million compared to $872 thousand for the same period in 2013. The decrease in professional and service fees is mainly related consulting and outsourcing expenses which amounted to $759 thousand, compared to $1.3 million for the same period in 2013, and a decrease in audit fees which amounted to $438 thousand compared to $877 thousand for the same period in 2013.

Information technology expenses decreased 52.8% to $1.3 million, as compared to $2.7 million, mostly due to a decrease in data processing expenses.

The decreases in the foregoing non-interest expenses were partially offset by increases in foreclosure, repossession and other real estate expenses and in electronic banking charges.

Foreclosure, repossession and other real estate expenses increased 37.5% to $7.8 million, as compared to $5.7 million in the same period for the previous year, principally due to an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions.

Electronic banking charges increased 25.5% to $4.6 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

The decrease in non-interest expenses resulted in an improved efficiency ratio of 49.30%, from 52.27% for the same period in 2013. The efficiency ratio measures how much of the Company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $16.5 million, compared to $18.6 million for the same period in 2013. Revenue for purposes of the efficiency ratio amounted to $120.8 million, compared to $121.0 million for the same period in 2013.

Comparison of nine-month periods ended September 30, 2014 and 2013

Non-interest expense decreased 8.9% to $180.8 million, compared to $198.5 for the same period in 2013. The decrease is due mainly to the non-recurring merger and restructuring charges of $13.1 million incurred during the nine-month period ended September 30, 2013 for the BBVAPR Acquisition and the implementation of expense reduction measures.

Compensation and employee benefits decreased 12.6% to $61.1 million from $69.9 million for the same period in 2013. The decrease is due mainly to the impact in 2013 of the assessment of employee bonuses required pursuant to the BBVAPR Acquisition of $4.5 million, a decrease in average total employees during the nine-month period ended September 30, 2014, compared to the same period in 2013, and a decrease in commissions paid by the securities broker-dealer of $1.4 million.

Professional and service fees decreased 29.1% to $11.5 million, as compared to $16.3 million for the same period in 2013. Legal expenses amounted to $3.7 million, compared to $3.4 million for the same period in 2013. Consulting and outsourcing expenses amounted to $2.6 million, compared to $4.1 million for the same period in 2013. Decrease in professional and service fees is mainly related to loan servicing fees amounting to $3.0 million for a third party loan servicer whose contract was terminated during the quarter ended June 30, 2013.

Information technology expenses decreased 40.5% to $4.6 million, as compared to $7.7 million, mostly due to decrease in data processing expenses.

The decreases in the foregoing non-interest expenses were partially offset by increases in electronic banking charges and foreclosure, repossession and other real estate expenses.

Electronic banking charges increased 22.9% to $14.1 million, as compared to $11.5 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Foreclosure, repossession and other real estate expenses increased 64.9% to $20.8 million, as compared to $12.6 million for the same period in 2013, principally due to an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions.

The decrease in non-interest expenses resulted in an improved efficiency ratio of 49.1% from 54.0%. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $48.7 million, compared to $48.9 million for the same period in 2013. Revenue for purposes of the efficiency ratio amounted to $368.3 million, compared to $367.9 million for the same period in 2013.

Provision for Loan and Lease Losses

Comparison of quarters ended September 30, 2014 and 2013

Provision for non-covered loan and lease losses increased 63.1% to $16.1 million from $9.9 million when compared with the same period in 2013. Provision for covered loan and lease losses decreased 63.7% to $1.1 million from $3.1 million when compared to the same period in 2013. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended September 30, 2014 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for non-covered loans, excluding acquired loans, increased 23.7% to $8.6 million from $6.9 million when compared with the same period in 2013. This was the result of an increase in the provision for auto and leasing of 130.2% to $7.2 million, partially offset by a decrease in the provision for mortgage loans of 10.1% to $1.2 million, an increase in the recapture for commercial loans of 225.2% to $2.3 million, a decrease in the provision for consumer loans of 19.7% to $2.3 million, and a decrease in the unallocated provision of 78.6% to $43 thousand. At September 30, 2014, the auto portfolio has been increasing as new originations are ramping up balances outstanding. After almost two years from the BBVAPR Acquisition, this portfolio is beginning to reflect normal delinquency and charge-off levels as a seasoned portfolio.

Total charge-offs on non-covered loans, excluding acquired loans, increased 101.7% to $11.6 million, as compared to $5.8 million for the same period in 2013.  This was the result of a 466.5% increase in auto and leasing charge-offs to $7.4 million and a 240.9% increase in consumer charge-offs to $1.4 million, partially offset by a 11.1% decrease in mortgage charge-offs to $1.6 million and a 51.6% decrease in commercial charge-offs to $1.1 million.

Total recoveries increased from $704 thousand to $2.7 million. As a result, the recoveries to charge-offs ratio increased from 12.22% to 23.18%. Net credit losses, excluding acquired loans, increased $3.9 million to $8.9 million, representing 1.34% of average non-covered loans outstanding versus 1.02% for the same period in 2013, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $3.7 million, as compared to $3.0 million for the same period in 2013. Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $3.8 million. This portfolio did not require a provision for loan and leases losses for the same period in 2013. The provision for the quarter ended September 30, 2014, reflects the Company’s revision of the expected cash flows in the non-covered acquired loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining term of the loan pools. Provision for covered loan and lease losses was $1.1 million, compared to $3.1 million for the same period in 2013, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Comparison of nine-month periods ended September 30, 2014 and 2013

Provision for non-covered loan and lease losses decreased $15.9 million to $39.4 million when compared to $55.3 million, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of non-performing residential mortgage loans. Provision for covered loan and lease losses decreased $618 thousand, when compared to the same period in 2013. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the nine-month period ended September 30, 2014, was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for non-covered loans, excluding acquired loans, decreased 55.8% to $21.6 million from $48.6 million when compared with the same period in 2013. This was the result of decrease in the provision for mortgage loans of 93.0% to $2.3 million, an increase in the recapture for commercial loans of 232.4% to $4.0 million, and an increase in the unallocated recapture of 134.9% to $193 thousand, partially offset by an increase in the provision for auto and leasing of 155.1% to $17.4 million and an increase in the provision for consumer loans of 24.7% to $6.1 million. At September 30, 2014, the auto and consumer portfolios have been increasing as new originations are ramping up balances outstanding. After almost two years from the BBVAPR Acquisition, these portfolios are beginning to reflect normal delinquency and charge-off levels as seasoned portfolios.

Total charge-offs on non-covered loans, excluding acquired loans, decreased 34.7% to $27.6 million, as compared to $42.3 million for the same period in 2013.  This was the result of an 88.9% decrease in mortgage charge-offs to $3.8 million and a 64.0% decrease in commercial charge-offs to $2.0 million, partially offset by a 754.8% increase in auto and leasing charge-offs to $18.0 million and a 269.4% increase in consumer charge-offs to $3.8 million.

Total recoveries increased from $1.3 million to $7.2 million. As a result, the recoveries to charge-offs ratio increased from 3.05% to 26.05%. Net credit losses, excluding acquired loans, decreased $20.6 million to $20.4 million, representing 1.05% of average non-covered loans outstanding versus 3.96% in the same period in 2013, annualized. The credit losses for the nine-month period ended September 30, 2013 included a $27 million charge-off from nonperforming mortgage loans transferred into the loan held-for-sale category. Isolating this credit charge-off, the net credit losses for the nine-month period ended September 30, 2013 would have been $14.0 million, representing 1.35% of average non-covered loans outstanding, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $10.5 million, as compared to $6.7 million for the same period in 2013. Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $7.3 million for the nine-month period ended September 30, 2014. This portfolio did not require provision for loan and leases losses for the same period in 2013. The provision for the nine-month period ended September 30, 2014 reflects the Company’s revision of the expected cash flows in the non-covered acquired loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining term of the loan pools. Provision for covered loan and lease losses was $4.3 million, compared to $5.0 million for the same period in 2013, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Please refer to the “Allowance for Loan and Lease Losses and Non-Performing Assets” section in this MD&A and Table 8 through Table 12 below for more detailed information concerning the allowances for the loan and lease losses, net credit losses and credit quality statistics.

Income Taxes

Comparison of quarters ended September 30, 2014 and 2013

Income tax expense increased $1.4 million to $8.0 million, compared to an income tax expense of $6.6 million for the same period in 2013. The increase is caused by the change in enacted tax rates for capital gains during the quarter ended September 30, 2014 from 15% to 20%.

Comparison of nine-month periods ended September 30, 2014 and 2013

Income tax expense increased to $30.4 million, compared to an income tax benefit of $18.2 million for the same period in 2013. The income tax benefit for the nine-month period ended September 30, 2013 included a $38.6 million benefit from the effect in deferred taxes due to the increase in tax rates from 30.0% to 39.0% due to enacted law in 2013. Effective July 1, 2014 the capital gains tax rate was increased from 15% to 20%, which results in a net increase of the income tax expense for 2014.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.

Comparison of quarters ended September 30, 2014 and 2013

Banking

Net interest income of the Company’s Banking segment slightly increased $2.3 million for the third quarter of 2014, or 2.4%, reflecting a decrease of 28.2% in interest expense, partially offset by a slight decrease of 0.7% in interest income from loans. The decrease of $3.1 million in interest expenses mainly reflects the lower cost of deposits before fair value amortization and core deposit intangible amortization (0.68% vs. 0.93%) due to the continuing progress in the repricing of the Company’s core retail deposits.

Provision for non-covered loans losses increased $6.2 million when compared to $9.9 million for the third quarter of 2013, while provision for covered loans losses decreased $2.0 million when compared to the third quarter of 2013.

Banking service revenues decreased $2.4 million to $9.8 million. The decrease is mostly due to the reclassification of loan late charges into interest income during the last quarter of 2013. For the quarter ended September 30, 2013, these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013.

For the quarter ended September 30, 2013, the Company recognized a realized loss of $1.5 million from the sale of performing and non-performing residential mortgage loans, which was not the case in the current quarter.

Non-interest expense of $53.7 million increased 2.0% when compared to the same period in 2013. The increase in non-interest expense is mainly due to an increase in foreclosure, repossession and other real estate expenses of $2.1 million to $7.8 million, principally caused by an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions. Also, there was an increase in electronic banking charges of $943 thousand to $4.6 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business. This increase was partially offset by the $2.3 million in merger and restructuring charges during the quarter ended September 30, 2013, compared to none in the current quarter.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 12.7% to $6.2 million, compared to $7.1 million for the same period in 2013. This decrease is mainly due to local market conditions, which has resulted in lower investment activity.

Non-interest expenses decreased 27.3% to $4.5 million, mainly as commissions paid by the securities broker-dealer decreased when compared to the same quarter in 2013.

Treasury

Average investments decreased 13.8% resulting from redemptions and maturities during 2014. Nevertheless, interest income from investments remained level at $11.7 million as the yield increased to 2.35% from 2.03%. Interest expenses remained constant at $11 million when compared to the same period in 2013, reflecting lower borrowings at higher costs.

Non-interest expenses, mainly composed of indirect expenses allocated from support departments, decreased 68.0% to $1.4 million as part of the Company’s cost reduction strategy.

Comparison of nine-month periods ended September 30, 2014 and 2013

Banking

Net interest income increased $10.0 million for the third quarter of 2014, or 3.4%, reflecting an increase of 1.4% in interest income from loans and a decrease of 16.7% in interest expense. The decrease of $5.3 million in interest expenses when compared to the same period in 2013 mainly reflects the lower cost of deposits fair value amortization and core deposit intangible amortization (0.75% vs. 0.99%) due to the continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Provision for non-covered loan losses decreased $15.9 million when compared to $55.3 million, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of non-performing residential mortgage loans. Provision for covered loan losses decreased $618 thousand when compared to the same period in 2013.

Banking service revenues decreased 17.0% to $30.3 million from $36.5 million for the same period in 2013. The decrease in banking service revenues is mostly due to the reclassification of auto loan late charges into interest income during the last quarter of 2013 amounting to $2.7 million. For the nine-month period ended September 30, 2013, these revenues were included as part of banking activities, since the reclassification was not reflected until late 2013. In addition, a non-recurring prepayment penalty was received during the first quarter of 2013 of approximately $1 million. Lower overdrawn and non-sufficient fund fees by approximately $1.1 million and lower retail checking fees by approximately $987 thousand also contributed to the decrease.

Net FDIC shared- loss expense increased $5.0 million to $53.8 million from $48.8 million for the same period in 2013.

For the nine-month period ended September 30, 2013, the Company recognized a realized loss of $1.5 million from the sale of performing and non-performing residential mortgage loans, which did not have an impact in 2014.

Non-interest expense of $156.9 million decreased 6.7% when compared to the same period in 2013. The decrease is due mainly to the non-recurring merger and restructuring charges of $13.1 million incurred during the nine-month period ended September 30, 2013 for the BBVAPR Acquisition.

Wealth Management

Wealth management revenue decreased 11.7% to $20.2 million, compared to $22.9 million for the same period in 2013. This decrease is mainly due to local market conditions, which has resulted on lower investment activity.

Non-interest expenses decreased 17.5% to $15.6 million from $18.9 million for the same period in 2013. Commissions paid by the securities broker-dealer decreased $1.4 million when compared to the same period in 2013.

Treasury

Average investments decreased 18.0% resulting from redemptions and maturities and the sale of available for sale securities during the current period amounting to $184.9 million. Nevertheless, interest income from investments increased 8.7% to $39.0 million as yield increased to 2.56% from 1.93%. Interest expenses slightly increased to $31.7 million from $31.1 million for the same period in 2013, reflecting lower borrowings at higher costs.

Non-interest expenses, mainly composed of indirect expenses allocated from support departments, decreased 27.4% to $8.3 million as part of the Company’s cost reduction strategy.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2014, the Company’s total assets amounted to $7.673 billion representing a decrease of 5.9% when compared to $8.158 billion at December 31, 2013. This reduction is mainly due to a decrease in investment securities available-for-sale of 19.8% from $1.588 billion to $1.274 billion, partially offset by a $144.3 million increase in investment securities held-to-maturity.

At September 30, 2014, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 75% and 25%, respectively, at December 31, 2013.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2014, the Company’s loan portfolio decreased by 3.2% to $4.857 billion compared to $5.019 billion at December 31, 2013. At September 30, 2014, the covered loan portfolio decreased $45.3 million, or 12.7% from December 31, 2013 as the loans continue to pay down. At September 30, 2014, the non-covered loan portfolio decreased $117.2 million or 2.5%, primarily due to maturities and early pay downs of some commercial loans.

The FDIC indemnification asset amounted to $120.6 million at September 30, 2014 and $189.2 million as of December 31, 2013, representing a 36.3% reduction. The decrease in the FDIC indemnification asset is mainly related to the amortization of the FDIC indemnification asset by $51.2 million during the nine-month period ended September 30, 2014.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At September 30, 2014, the investment portfolio decreased 10.8% to $1.441 billion from $1.615 billion at December 31, 2013. This decrease is mostly due to net effect of a reduction of $98.7 million in Puerto Rico government obligations and a reduction of $20.5 million in other debt securities due to redemptions and maturities. In addition, during the nine-month period  ended September 30, 2014, the Company sold $110.8 million of mortgage-backed available for sale securities taking advantage of market opportunities to realize gains and reduce some interest rate sensitivity. Recent purchases of investment securities were categorized as held-to-maturity. The Company’s management will determine the category of following investment securities purchases based on the Company’s approach at that time.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At September 30, 2014, total assets managed by the Company’s trust division and CPC amounted to $2.852 billion, compared to $2.797 billion at December 31, 2013. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2014, total assets gathered by Oriental Financial Services from its customer investment accounts decreased to $2.484 billion, compared to $2.493 billion at December 31, 2013. Changes in trust and broker-dealer related assets primarily reflect an increase in portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30,	December 31,
	2014	2013	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,200,940	$1,217,330	-1.3%
Obligations of US government-sponsored agencies	7,761	10,649	-27.1%
CMOs issued by US government-sponsored agencies	184,958	214,394	-13.7%
GNMA certificates	5,568	7,816	-28.8%
Puerto Rico government and political subdivisions	15,446	114,190	-86.5%
FHLB stock	21,189	24,450	-13.3%
Other debt securities	3,511	24,047	-85.4%
Other investments	1,752	1,933	-9.4%
Total investments	1,441,125	1,614,809	-10.8%
Loans:
Non-covered loans	4,593,311	4,670,227	-1.6%
Allowance for loan and lease losses on non-covered loans	(64,859)	(54,298)	-19.5%
Non-covered loans receivable, net	4,528,452	4,615,929	-1.9%
Mortgage loans held for sale	16,757	46,529	-64.0%
Total non-covered loans, net	4,545,209	4,662,458	-2.5%
Covered loans	373,920	409,690	-8.7%
Allowance for loan and lease losses on covered loans	(62,227)	(52,729)	-18.0%
Total covered loans, net	311,693	356,961	-12.7%
Total loans, net	4,856,902	5,019,419	-3.2%
Securities purchased under agreements to resell	-	60,000	-100.0%
Total securities and loans	6,298,027	6,694,228	-5.9%
Other assets:
Cash and due from banks	696,369	696,501	0.0%
Money market investments	7,777	6,967	11.6%
FDIC indemnification asset	120,619	189,240	-36.3%
Foreclosed real estate	100,564	90,024	11.7%
Accrued interest receivable	19,665	18,734	5.0%
Deferred tax asset, net	121,217	137,564	-11.9%
Premises and equipment, net	82,099	82,903	-1.0%
Servicing assets	13,986	13,801	1.3%
Derivative assets	8,445	20,502	-58.8%
Goodwill	86,069	86,069	0.0%
Other assets	118,502	121,482	-2.5%
Total other assets	1,375,312	1,463,787	-6.0%
Total assets	$7,673,339	$8,158,015	-5.9%
Investments portfolio composition:
FNMA and FHLMC certificates	83.4%	75.4%
Obligations of US government-sponsored agencies	0.5%	0.7%
CMOs issued by US government-sponsored agencies	12.8%	13.3%
GNMA certificates	0.4%	0.5%
Puerto Rico government and political subdivisions	1.1%	7.1%
FHLB stock	1.5%	1.5%
Other debt securities and other investments	0.3%	1.5%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	September 30,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$791,106	$766,265	3.2%
Commercial	1,217,235	1,127,657	7.9%
Consumer	175,882	127,744	37.7%
Auto and leasing	542,892	379,874	42.9%
Total originated and other loans and leases held for investment	2,727,115	2,401,540	13.6%
Acquired loans:
Accounted for under ASC 310-20
Commercial	26,984	77,681	-65.3%
Consumer	47,284	56,174	-15.8%
Auto	210,808	301,584	-30.1%
	285,076	435,439	-34.5%
Accounted for under ASC 310-30
Mortgage	670,188	717,904	-6.6%
Commercial	485,444	545,117	-10.9%
Construction	108,694	126,427	-14.0%
Consumer	36,470	63,620	-42.7%
Auto	276,749	379,145	-27.0%
	1,577,545	1,832,213	-13.9%
	1,862,621	2,267,652	-17.9%
	4,589,736	4,669,192	-1.7%
Deferred loans fees, net	3,575	1,035	245.4%
Loans receivable	4,593,311	4,670,227	-1.6%
Allowance for loan and lease losses on non-covered loans	(64,859)	(54,298)	-19.5%
Loans receivable, net	4,528,452	4,615,929	-1.9%
Mortgage loans held-for-sale	16,757	46,529	-64.0%
Total non-covered loans, net	4,545,209	4,662,458	-2.5%
Covered loans:
Loans secured by 1-4 family residential properties	121,658	121,748	-0.1%
Construction and development secured by 1-4 family residential properties	18,947	17,304	9.5%
Commercial and other construction	228,410	264,249	-13.6%
Consumer	4,905	6,119	-19.8%
Leasing	-	270	-100.0%
Total covered loans	373,920	409,690	-8.7%
Allowance for loan and lease losses on covered loans	(62,227)	(52,729)	-18.0%
Total covered loans, net	311,693	356,961	-12.7%
Total loans receivable, net	$4,856,902	$5,019,419	-3.2%

As shown in Table 5 above, total loans, net, amounted to $4.857 billion at September 30, 2014 and $5.019 billion at December 31, 2013.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $791.1 million (29.0% of the gross originated loan portfolio) compared to $766.3 million (31.9% of the gross originated loan portfolio) at December 31, 2013. Mortgage loan production totaled $55.3 million and $158.1 million for the quarter and nine-month period ended September 30, 2014, respectively, which represents a decrease of 8.9% and 48.4 % from $60.7 million and $306.6 million for the same periods in 2013. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $40.1 million and $34.9 million for the periods ended September 30, 2014, and December 31, 2013, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.217 billion (44.6% of the gross originated loan portfolio) compared to $1.128 billion (47.0% of the gross originated loan portfolio) at December 31, 2013. Commercial loan production decreased 75.3% to $90.1 million for the third quarter of 2014, and 75.0% to $175.3 million for the nine-month period ended September 30, 2014, from $365.3 million and $700.8 million for the same periods in 2013, respectively.

•         Consumer loan portfolio amounted to $175.9 million (6.4% of the gross originated loan portfolio) compared to $127.7 million (5.3% of the gross originated loan portfolio) at December 31, 2013. Consumer loan production increased 0.3% to $28.7 million for the quarter ended September 30, 2014, and decreased 10.2% to $91.0 million for the nine-month period ended September 30, 2014 from $28.6 million and $101.4 million for the same periods in 2013, respectively.

•         Auto loans and leasing portfolio amounted to $542.9 million (20.0% of the gross originated loan portfolio) compared to $379.9 million (15.8% of the gross originated loan portfolio) at December 31, 2013. Auto production was $68.5 million for the quarter ended September 30, 2014 and $251.9 million for the nine-month period ended September 30, 2014, compared to $95.0 million and $375.3 million for the same periods in 2013, respectively.

At September 30, 2014 and December 31, 2013, the Company's non-covered acquired loan portfolio composition was as follows:

	September 30, 2014		December 31, 2013
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio
	(Dollars in thousands)
Mortgage	$670,188	36.0%	$717,904	31.7%
Commercial	621,122	33.3%	749,225	33.0%
Consumer	83,754	4.5%	119,794	5.3%
Auto	487,557	26.2%	680,729	30.0%
	$1,862,621	100.00%	$2,267,652	100.00%

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2014
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$14,074	$233	1.66%	$22,722	$984	4.33%	$91,438	$1,975	2.16%
90 - 119 days	99	4	4.04%	113	5	4.42%	1,002	38	3.79%
120 - 179 days	14	0	0.00%	-	-	0.00%	491	16	3.26%
180 - 364 days	80	1	1.25%	510	69	13.53%	495	21	4.24%
365+ days	509	48	9.43%	563	272	48.31%	2,273	231	10.16%
Total	$14,776	$286	1.94%	$23,908	$1,330	5.56%	$95,699	$2,281	2.38%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.49%			0.79%			3.16%
Refinanced or Modified Loans:
Amount	$2,235	$179	8.01%	$-	$-	0.00%	$14,234	$1,089	7.65%
Percentage of Higher-Risk Loan Category	15.13%			0.00%			14.87%
Loan-to-Value Ratio:
Under 70%	$9,043	$191	2.11%	$2,457	$226	9.20%	$-	$-	-
70% - 79%	2,776	49	1.77%	3,238	206	6.36%	-	-	-
80% - 89%	766	20	2.61%	7,116	355	4.99%	-	-	-
90% and over	2,191	26	1.19%	11,097	543	4.89%	95,699	2,281	2.38%
	$14,776	$286	1.94%	$23,908	$1,330	5.56%	$95,699	$2,281	2.38%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2014
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$32,662	$7,733	$-	$24,929	Repayment sources include all available revenues of the Commonwealth
Public corporations	382,069	299,982	1,296	80,791	$80.8 million which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	212,100	-	1,174	210,926	Repayment from property taxes
Investment securities	20,915	-	439	20,476
Total	$647,746	$307,715	$2,909	$337,122

Some highlights follow on the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          48% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $359.2 million at September 30, 2014. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•          The Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) enacted in the second quarter of 2014 establishes procedures for the adjustment of debts of certain public corporations. Significantly all of the Company’s public corporation debtors are authorized to seek relief under the Recovery Act.

•          Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of the Puerto Rico Electric Power Authority (“PREPA”), a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of September 30, 2014. As part of the bank syndicate, the Company agreed during the quarter to extend its credit facility with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board.  PREPA also committed to delivering a comprehensive business plan by December 15, 2014 and a full debt restructuring plan by March 2, 2015.  After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest and concluded that the loan should be maintained in accrual status requiring no impairment.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014. As a result, the look-back period was changed to 24 months from the previously determined 12 months. In addition, during the quarter ended June 30, 2014, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

At September 30, 2014, the Company’s allowance for non-covered loan and lease losses amounted to $64.9 million, an increase from $54.3 million at December 31, 2013. At September 30, 2014, $50.3 million of the allowance corresponded to originated and other loans held for investment, or 1.84% of total non-covered originated and other loans held for investment, compared to $49.1 million or 2.04% of total non-covered originated and other loans held for investment at December 31, 2013. The allowance increased as a result of a $21.6 million provision for loan and lease losses and $7.2 million of recoveries, which were partially offset by charge-offs of $27.6 million during the nine-month period ended September 30, 2014. The allowance for residential mortgage loans and commercial loans decreased by 5.3% (or $1.1 million), and 38.8% (or $5.8 million), respectively, when compared with the balances recorded at December 31, 2013. The allowance for consumer loans and auto and leases increased by 45.0% (or $2.7 million) and 70.4% (or $5.5 million), respectively, when compared with the balances recorded at December 31, 2013. The unallocated allowance at September 30, 2014 decreased by 51.4%, or $193 thousand, when compared with the balance recorded at December 31, 2013. Changes are related to the evolution and the current trends of the portfolio. In the mortgage and commercial portfolios, losses have decreased, therefore less reserve was required. In the consumer and auto portfolios, losses had increased, therefore higher reserve was required.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under the provisions of ASC 310-20 at September 30, 2014 was $4.5 million compared to $2.4 million at December 31, 2013, a 89.5% increase. The allowance increased as a result of a $10.5 million provision for loan and lease losses and $1.9 million of recoveries, which were partially offset by $10.4 million in charge-offs during the nine-month period ended September 30, 2014. The allowance for commercial loans decreased by 70.8% (or $656 thousand), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans increased by 100% (or $1.0 million) and 121.2% (or $1.7 million), respectively, when compared with the balances recorded at December 31, 2013, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under ASC-310-30 at September 30, 2014 was $10.1 million as compared to $2.9 million at December 31, 2013. The allowance increased as a result of a $7.3 million provision for loan and lease losses during the nine-month period ended September 30, 2014. The allowance for commercial loans increased by 490.5% (or $8.4 million), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans decreased by 98.8% (or $413 thousand) and 100% (or $732 thousand), respectively, when compared with the balances recorded at December 31, 2013.

Allowance for loan and lease losses recorded for covered loans at September 30, 2014 was $62.2 million as compared to $52.7 million at December 31, 2013. The allowance increased as a result of a $4.3 million provision for loan and lease losses and $5.2 million of FDIC shared-loss portion of provision for covered loan and lease losses during the nine-month period ended September 30, 2014. The allowance for loan and lease losses on covered loans is accounted under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2014 and December 31, 2013, the Company had $103.7 million and $86.2 million, respectively, of non-accrual loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium). At September 30, 2014 and December 31 2013, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $273.6 million and $66.5 million, respectively.

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

At September 30, 2014, the Company’s non-performing assets increased by 13.4% to $176.1 million (3.07% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $155.3 million (2.61% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2013. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At September 30, 2014, the allowance for non-covered originated loan and lease losses to non-performing loans coverage ratio was 50.50% (61.52% at December 31, 2013).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At September 30, 2014, the Company’s originated non-performing mortgage loans totaled $67.0 million (64.6% of the Company’s non-performing loans), a 31.3% increase from $51.1 million (59.4% of the Company’s non-performing loans) at December 31, 2013. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2014, the Company’s originated non-performing commercial loans amounted to $22.3 million (21.5% of the Company’s non-performing loans), a 2.4% decrease from $22.8 million at December 31, 2013 (26.5% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2014, the Company’s originated non-performing consumer loans amounted to $1.2 million (1.2% of the Company’s total non-performing loans), a 54.2% increase from $805 thousand at December 31, 2013 (0.9% of the Company’s total non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2014, the Company’s originated non-performing auto loans and leases amounted to $9.0 million (8.7% of the Company’s total non-performing loans), an increase of 77.0% from $5.1 million at December 31, 2013 (5.9% of the Company’s total non-performing loans).

•         Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2014, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.0 million (1.0% of the Company’s non-performing loans), a 59.9% decrease from $2.5 million at December 31, 2013 (3.0% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At September 30, 2014, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.4 million (1.4% of the Company’s non-performing loans), a 36.8% decrease from $2.2 million at December 31, 2013 (2.6% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2014, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.7 million (1.7% of the Company’s non-performing loans), an 8.6% increase from $1.6 million at December 31, 2013 (1.9% of the Company’s non-performing loans).

•         Foreclosed real estate is initially recorded at the lower of the related loan balance or fair value less the estimated cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on foreclosed real estate and other repossessed assets for the quarter and nine month period ended September 30, 2014, amounted to $5.3 million and $13.7 million, respectively, compared to $3.6 million and $7.1 million for the same periods in 2013.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2014	2013	%	2014	2013	%
	(Dollars in thousands)
Non-covered loans
Originated and other loans:
Balance at beginning of period	$50,638	$45,701	10.8%	$49,081	$39,921	22.9%
Provision for non-covered loan and lease losses	8,569	6,930	23.7%	21,625	48,645	-55.5%
Charge-offs	(11,622)	(5,762)	101.7%	(27,621)	(42,282)	-34.7%
Recoveries	2,694	704	282.7%	7,194	1,289	458.1%
	50,279	47,573	5.7%	50,279	47,573	5.7%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$3,444	$924	100.0%	$2,354	$-	100.0%
Provision for non-covered loan and lease losses	3,731	2,970	25.6%	10,542	6,698	57.4%
Charge-offs	(3,408)	(2,831)	20.4%	(10,368)	(8,595)	20.6%
Recoveries	693	978	-29.1%	1,932	3,938	-50.9%
	4,460	2,041	118.5%	4,460	2,041	118.5%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$6,278	$-	100.0%	$2,863	$-	100.0%
Provision for non-covered loan and lease losses	3,842	-	100.0%	7,257	-	100.0%
	10,120	-	100.0%	10,120	-	100.0%
Total non-covered loans balance at end of period	$64,859	$49,614	30.7%	$64,859	$49,614	30.7%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	1.84%	2.03%	-9.2%	1.84%	2.03%	-9.2%
Non-performing originated loans	50.50%	59.78%	-15.5%	50.50%	59.78%	-15.5%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	1.56%	0.39%	100.0%	1.56%	0.39%	100.0%
Non-performing acquired loans accounted for under ASC 310-20	107.03%	70.33%	52.2%	107.03%	70.33%	52.2%

Covered loans
Balance at beginning of period	$59,515	$53,992	10.2%	$52,729	$54,124	-2.6%
Provision for covered loan and lease losses, net	1,115	3,074	-63.7%	4,339	4,956	-12.4%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	1,597	(511)	-412.5%	5,159	(2,525)	-304.3%
Balance at end of period	$62,227	$56,555	10.0%	$62,227	$56,555	10.0%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN
	September 30, 2014	December 31, 2013	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,872	$19,937	-5.3%
Commercial	9,112	14,897	-38.8%
Consumer	8,709	6,006	45.0%
Auto and leasing	13,404	7,866	70.4%
Unallocated allowance	182	375	-51.5%
Total allowance balance	$50,279	$49,081	2.4%
Allowance composition:
Mortgage	37.53%	40.62%	-7.6%
Commercial	18.12%	30.35%	-40.3%
Consumer	17.32%	12.24%	41.5%
Auto and leasing	26.66%	16.03%	66.3%
Unallocated allowance	0.37%	0.76%	-51.3%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.39%	2.60%	-8.3%
Commercial	0.75%	1.32%	-43.3%
Consumer	4.95%	4.70%	5.3%
Auto and leasing	2.47%	2.07%	19.2%
Unallocated allowance to total originated loans	0.01%	0.02%	-57.3%
Total allowance to total originated loans	1.84%	2.04%	-9.8%
Allowance coverage ratio to non-performing loans:
Mortgage	28.16%	39.05%	-27.9%
Commercial	40.88%	65.25%	-37.4%
Consumer	701.77%	746.09%	-5.9%
Auto and leasing	148.80%	154.57%	-3.7%
Total	50.50%	61.52%	-17.9%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$270	$926	-70.8%
Consumer	1,031	-	100.0%
Auto	3,159	1,428	121.2%
Total allowance balance	$4,460	$2,354	89.5%
Allowance composition:
Commercial	6.05%	39.34%	-84.6%
Consumer	23.12%	0.00%	100.0%
Auto	70.83%	60.66%	16.8%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	1.00%	1.19%	-16.1%
Consumer	2.18%	0.00%	100.0%
Auto	1.50%	0.47%	216.5%
Total allowance to total acquired loans	1.56%	0.54%	189.4%
Allowance coverage ratio to non-performing loans:
Commercial	26.50%	36.41%	-27.2%
Consumer	73.54%	0.00%	100.0%
Auto	180.93%	88.81%	103.7%
Total	107.03%	36.95%	189.6%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	September 30, 2014	December 31, 2013	Variance %
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-30
Allowance balance:
Commercial	$10,115	$1,713	490.5%
Consumer	5	418	100.0%
Auto	-	732	-100.0%
Total allowance balance	$10,120	$2,863	253.5%
Allowance composition:
Commercial	99.95%	59.83%	67.1%
Consumer	0.05%	14.60%	100.0%
Auto	0.00%	25.57%	-100.0%
	100.00%	100.00%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended September 30,		Variance		Nine-Month Period Ended September 30,		Variance
	2014	2013	%		2014	2013	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,563)	$(1,758)	-11.1%		$(3,764)	$(33,466)	-88.8%
Recoveries	138	-	100.0%		374	-	100.0%
Total	(1,425)	(1,758)	-18.9%		(3,390)	(33,466)	-89.9%
Commercial
Charge-offs	(1,081)	(2,234)	-51.6%		(2,043)	(5,678)	-64.0%
Recoveries	56	28	100.0%		269	290	-7.2%
Total	(1,025)	(2,206)	-53.5%		(1,774)	(5,388)	-67.1%
Consumer
Charge-offs	(1,585)	(465)	240.9%		(3,820)	(1,034)	269.4%
Recoveries	66	37	78.4%		457	145	215.2%
Total	(1,519)	(428)	254.9%		(3,363)	(889)	278.3%
Auto
Charge-offs	(7,393)	(1,305)	466.5%		(17,994)	(2,105)	754.8%
Recoveries	2,434	639	280.9%		6,094	855	612.7%
Total	(4,959)	(666)	644.6%		(11,900)	(1,250)	852.0%
Net credit losses
Total charge-offs	(11,622)	(5,762)	101.7%		(27,621)	(42,283)	-34.7%
Total recoveries	2,694	704	282.7%		7,194	1,290	457.7%
Total	$(8,928)	$(5,058)	76.5%		$(20,427)	$(40,993)	-50.2%
Net credit losses to average loans outstanding:
Mortgage	0.72%	0.92%	-21.7%		0.57%	5.70%	-90.0%
Commercial	0.34%	1.04%	-67.3%		0.20%	1.88%	-89.4%
Consumer	3.77%	1.75%	115.4%		3.08%	1.73%	78.0%
Auto	3.73%	0.98%	280.6%		3.32%	1.15%	188.7%
Total	1.34%	1.02%	31.4%		1.05%	3.96%	-73.5%
Recoveries to charge-offs	23.18%	12.22%	89.7%		26.05%	3.05%	753.7%
Average originated loans:
Mortgage	$789,204	$763,929	3.3%		$786,434	$783,172	0.4%
Commercial	1,190,607	852,395	39.7%		1,174,220	382,654	206.9%
Consumer	161,147	97,738	64.9%		145,659	68,480	112.7%
Auto	531,914	271,727	95.8%		478,592	144,995	230.1%
Total	$2,672,872	$1,985,789	34.6%	$	$ 2,584,905	$1,379,301	87.4%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2014	2013	%	2014	2013	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(228)	$-	100.0%	$(512)	$(25)	1948.0%
Recoveries	35	6	483.3%	65	6	983.3%
Total	(193)	6	-3316.7%	(447)	(19)	2252.6%
Consumer
Charge-offs	(1,432)	(1,233)	16.1%	(5,442)	(3,847)	41.5%
Recoveries	139	88	58.0%	363	932	-61.1%
Total	(1,293)	(1,145)	12.9%	(5,079)	(2,915)	74.2%
Auto
Charge-offs	(1,747)	(1,598)	9.3%	(4,413)	(4,723)	-6.6%
Recoveries	519	884	-41.3%	1,504	3,000	-49.9%
Total	(1,228)	(714)	72.0%	(2,909)	(1,723)	68.8%
Net credit losses
Total charge-offs	(3,407)	(2,831)	20.3%	(10,367)	(8,595)	20.6%
Total recoveries	693	978	-29.1%	1,932	3,938	-50.9%
Total	$(2,714)	$(1,853)	46.5%	$(8,435)	$(4,657)	81.1%
Net credit losses to average loans outstanding:
Commercial	7.26%	-0.01%	-62125.6%	1.66%	0.01%	28946.2%
Consumer	7.88%	6.30%	25.1%	10.05%	4.93%	103.7%
Auto	2.21%	0.81%	171.6%	1.54%	0.53%	190.1%
Total	3.64%	1.18%	208.6%	3.17%	0.65%	387.4%
Recoveries to charge-offs	20.34%	34.55%	-41.1%	18.64%	45.82%	-59.3%
Average loans accounted for under ASC 310-20:
Commercial	$10,634	$205,051	-94.8%	$35,983	$444,255	-91.9%
Consumer	65,639	72,726	-9.7%	67,399	78,803	-14.5%
Auto	221,989	350,587	-36.7%	251,808	432,673	-41.8%
Total	$298,262	$628,364	-52.5%	$355,190	$955,731	-62.8%

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2014	2013	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$26,558	$26,847	-1.1%
Other loans	70,490	56,430	24.9%
Accruing loans
Troubled-Debt Restructuring loans	3,844	1,898	102.5%
Other loans	2,842	977	190.9%
Total non-performing loans	$103,734	$86,152	20.4%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	50,750	56,815	-10.7%
Other repossessed assets	21,576	12,314	75.2%
	$176,060	$155,281	13.4%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	3.07%	2.61%	17.6%
Non-performing assets to total capital	18.93%	17.55%	7.9%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$833	$560	$1,389	$1,371

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$67,028	$51,058	31.3%
Commercial	22,290	22,830	-2.4%
Consumer	1,241	805	54.2%
Auto and leasing	9,008	5,089	77.0%
	99,567	79,782	24.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,019	2,543	-59.9%
Consumer	1,402	2,219	-36.8%
Auto	1,746	1,608	8.6%
	4,167	6,370	-34.6%
Total	$103,734	$86,152	20.4%
Non-performing loans composition percentages:
Originated loans
Mortgage	64.6%	59.4%
Commercial	21.5%	26.5%
Consumer	1.2%	0.9%
Auto and leasing	8.7%	5.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.0%	3.0%
Consumer	1.4%	2.6%
Auto	1.7%	1.9%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	3.44%	3.04%	13.1%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	1.81%	1.45%	24.8%
Total capital	11.15%	9.74%	14.6%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.02%	0.83%	22.9%
Non-performing loans	29.51%	27.35%	7.9%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	54.35%	56.05%	-3.0%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	74.86%	82.18%	-8.9%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,
	2014	2013	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$734,449	$744,328	-1.3%
NOW accounts	1,397,600	1,393,645	0.3%
Savings and money market accounts	1,263,114	1,194,566	5.7%
Certificates of deposit	1,672,708	2,048,040	-18.3%
Total deposits	5,067,871	5,380,579	-5.8%
Accrued interest payable	1,304	2,686	-51.5%
Total deposits and accrued interest payable	5,069,175	5,383,265	-5.8%
Borrowings:
Securities sold under agreements to repurchase	1,012,228	1,267,618	-20.1%
Advances from FHLB	334,787	336,143	-0.4%
Other term notes	3,872	3,663	5.7%
Subordinated capital notes	101,190	100,010	1.2%
Total borrowings	1,452,077	1,707,434	-15.0%
Total deposits and borrowings	6,521,252	7,090,699	-8.0%

Other Liabilities:
Securities purchased but not yet received	30,057	-	100.0%
Derivative liabilities	11,414	14,937	-23.6%
Acceptances outstanding	21,077	23,042	-8.5%
Other liabilities	159,541	144,424	10.5%
Total liabilities	$6,743,341	$7,273,102	-7.3%
Deposits portfolio composition percentages:
Non-interest bearing deposits	14.5%	13.8%
NOW accounts	27.6%	25.9%
Savings and money market accounts	24.9%	22.2%
Certificates of deposit	33.0%	38.1%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	69.7%	74.2%
Advances from FHLB	23.1%	19.7%
Other term notes	0.3%	0.2%
Subordinated capital notes	6.9%	5.9%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$1,010,000	$1,265,000
Daily average outstanding balance	$1,058,378	$1,353,011
Maximum outstanding balance at any month-end	$1,149,167	$1,552,269

Liabilities and Funding Sources

As shown in Table 13 above, at September 30, 2014, the Company’s total liabilities were $6.743 billion, 7.3% less than the $7.273 billion reported at December 31, 2013. Deposits and borrowings, the Company’s funding sources, amounted to $6.521 billion at September 30, 2014 versus $7.091 billion at December 31, 2013, an 8.0% decrease.

At September 30, 2014, deposits represented 78% and borrowings represented 22% of interest-bearing liabilities, compared to 76% and 24%, respectively, at December 31, 2013. At September 30, 2014, deposits, the largest category of the Company’s interest-bearing liabilities, were $5.069 billion, down 5.8% from $5.383 billion at December 31, 2013. Non-maturing deposit balances increased 1.09%, to $3.395 billion, while higher-priced time deposits declined 18.3% as part of efforts to reduce the cost of deposits, which averaged 0.66% as of September 30, 2014 compared to 0.73% at December 31, 2013.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances, subordinated capital notes, and short-term borrowings. At September 30, 2014, borrowings amounted to $1.452 billion, 15.0% lower than the $1.707 billion reported at December 31, 2013. Repurchase agreements as of September 30, 2014 decreased $255.4 million to $1.012 billion from $1.268 billion at December 31, 2013, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $334.8 million as of September 30, 2014 and $336.1 million as of December 31, 2013. These advances mature from October 2014 through July 2020.

Stockholders’ Equity

At September 30, 2014, the Company’s total stockholders’ equity was $930.0 million, a 5.1% increase when compared to $884.9 million at December 31, 2013. Increase in stockholders’ equity was mainly driven by the income for the nine-month period ended September 30, 2014, partially offset by an increase in treasury stock, as a result of the 707,500 repurchased shares of outstanding common stock during the first and third quarter of 2014.

From December 31, 2013 to September 30, 2014, tangible common equity to total assets increased to 8.70% from 7.61%, Tier 1 Leverage Capital Ratio increased to 10.51% from 9.11%, Tier 1 Risk-Based Capital Ratio increased to 15.96% from 14.35%, and Total Risk-Based Capital Ratio increased to 17.50% from 16.14%.

Taking into consideration the strong capital position, in the fourth quarter of 2013, the Company increased the cash dividend per common share to $0.08 from the dividend of $0.06 paid in previous quarters in 2013.

The following are the consolidated capital ratios of the Company at September 30, 2014 and December 31, 2013:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$929,998	$884,913	5.1%
Regulatory Capital Ratios data:
Leverage capital ratio	10.51%	9.06%	16.0%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$782,797	$736,106	6.3%
Minimum tier 1 capital required	$297,984	$324,910	-8.3%
Excess over regulatory requirement	$484,814	$411,197	17.9%
Tier 1 risk-based capital ratio	15.96%	14.38%	11.0%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%
Actual tier 1 risk-based capital	$782,797	$736,106	6.3%
Minimum tier 1 risk-based capital required	$196,233	$204,757	-4.2%
Excess over regulatory requirement	$586,565	$531,350	10.4%
Risk-weighted assets	$4,905,814	$5,118,927	-4.2%
Total risk-based capital ratio	17.50%	16.16%	8.3%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$858,356	$827,459	3.7%
Minimum total risk-based capital required	$392,465	$409,514	-4.2%
Excess over regulatory requirement	$465,891	$417,946	11.5%
Risk-weighted assets	$4,905,814	$5,118,927	-4.2%
Tangible common equity to total assets	8.70%	7.61%	14.3%
Tangible common equity to risk-weighted assets	13.61%	12.13%	12.2%
Total equity to total assets	12.12%	10.85%	11.7%
Total equity to risk-weighted assets	18.96%	17.29%	9.7%
Tier 1 common equity to risk-weighted assets	11.86%	10.46%	13.4%
Tier 1 common equity capital	$581,927	$535,237	8.7%
Stock data:
Outstanding common shares	45,059,988	45,676,922	-1.4%
Book value per common share	$16.96	$15.74	7.8%
Tangible book value per common share	$14.82	$13.60	9.0%
Market price at end of period	$14.98	$17.34	-13.6%
Market capitalization at end of period	$674,999	$792,038	-14.8%

	Nine-Month Period Ended September 30,		Variance
	2014	2013	%

Common dividend data:
Cash dividends declared	$10,822	$8,219	31.7%
Cash dividends declared per share	$0.24	$0.18	33.3%
Payout ratio	21.05%	12.95%	62.6%
Dividend yield	2.14%	1.48%	44.1%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(In thousands, except share or per share information)
Total stockholders' equity	$929,998	$884,913
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(6,798)	(7,804)
Customer relationship intangible	(3,487)	(4,108)
Total tangible common equity	$667,774	$621,062
Total assets	7,673,339	8,158,015
Goodwill	(86,069)	(86,069)
Core deposit intangible	(6,798)	(7,804)
Customer relationship intangible	(3,487)	(4,108)
Total tangible assets	$7,576,985	$8,060,034
Tangible common equity to tangible assets	8.81%	7.71%
Common shares outstanding at end of period	45,059,988	45,676,922
Tangible book value per common share	$14.82	$13.60

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at September 30, 2014 and December 31, 2013 to Tier 1 common equity (non-GAAP):

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Common stockholders' equity	$764,128	$719,043
Unrealized gains on available-for-sale securities, net of income tax	(20,318)	(11,434)
Unrealized losses on cash flow hedges, net of income tax	6,907	8,243
Disallowed deferred tax assets	(71,037)	(81,254)
Disallowed servicing assets	(1,399)	(1,380)
Intangible assets:
Goodwill	(86,069)	(86,069)
Other intangible assets	(10,285)	(11,912)
Total Tier 1 common equity	$581,927	$535,238
Tier 1 common equity to risk-weighted assets	11.86%	10.46%

The following table presents the Company’s capital adequacy information at September 30, 2014 and December 31, 2013:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Risk-based capital:
Tier 1 capital	$782,797	$736,106
Supplementary (Tier 2) capital	75,559	91,353
Total risk-based capital	$858,356	$827,459
Risk-weighted assets:
Balance sheet items	$4,738,053	$4,953,911
Off-balance sheet items	167,761	165,016
Total risk-weighted assets	$4,905,814	$5,118,927
Ratios:
Tier 1 capital (minimum required - 4%)	15.96%	14.38%
Total capital (minimum required - 8%)	17.50%	16.16%
Leverage ratio	10.51%	9.06%
Equity to assets	12.12%	10.85%
Tangible common equity to assets	8.70%	7.61%

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

The new capital rules provide certain changes to the prompt corrective action regulations adopted by the agencies under Section 38 of the FDIA, as amended by FDICIA. These regulations are designed to place restrictions on U.S. insured depository institutions if their capital levels begin to show signs of weakness. The five capital categories established by the agencies under their prompt corrective action framework are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” As of September 30, 2014 and December 31, 2013, the Company is “well capitalized” for regulatory purposes.

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

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2014, and December 31, 2013:

	September 30 ,	December 31,	Variance
	2014	2013	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	9.99%	8.54%	17.0%
Actual tier 1 capital	$738,482	$688,350	7.3%
Minimum capital requirement (4%)	$295,673	$322,395	-8.3%
Minimum to be well capitalized (5%)	$369,592	$402,993	-8.3%
Tier 1 Capital to Risk-Weighted Assets	15.12%	13.51%	11.9%
Actual tier 1 risk-based capital	$738,482	$688,350	7.3%
Minimum capital requirement (4%)	$195,322	$203,819	-4.2%
Minimum to be well capitalized (6%)	$292,983	$305,728	-4.2%
Total Capital to Risk-Weighted Assets	16.66%	15.30%	8.9%
Actual total risk-based capital	$813,760	$779,413	4.4%
Minimum capital requirement (8%)	$390,644	$407,637	-4.2%
Minimum to be well capitalized (10%)	$488,305	$509,547	-4.2%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2014 and December 31, 2013, the Company’s market capitalization for its outstanding common stock was $675.0 million ($14.98 per share) and $792.0 million ($17.34 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2014
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30, 2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06
2012
December 31, 2012	$13.35	$9.98	$0.06
September 30, 2012	$11.49	$10.02	$0.06
June 30, 2012	$12.37	$9.87	$0.06
March 31, 2012	$12.69	$11.25	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. During the nine-month period ended September 30, 2014, the Company purchased 707,500 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during 2013. The number of shares that may yet be purchased under the $70 million program is estimated at 1,548,481 and was calculated by dividing the remaining balance of $23.2 million the closing price of the Company’s common stock at September 30, 2014 ($14.98).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2014 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$7,640	2.13%	$7,045	1.96%
+ 100 Basis points	$4,150	1.16%	$3,883	1.08%
- 50 Basis points	$(437)	-0.12%	$(339)	-0.09%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2014.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $8.7 million (notional amount of $265.0 million) was recognized at September 30, 2014 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2014, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.5 million (notional amounts of $16.5 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.5 million (notional amounts of $16.5 million).

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

At September 30, 2014, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $5.8 million (notional amounts of $12.0 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $5.6 million (notional amount of $11.6 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of September 30, 2014, the Company had $265 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $265 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of September 30, 2014, the Company had $1.010 billion in repurchase agreements and $669.6 million in brokered deposits.

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

As of September 30, 2014, the Company had approximately $663.5 million in unrestricted cash and cash equivalents, $196.0 million in investment securities that are not pledged as collateral, $653.5 million in borrowing capacity at the FHLB-NY and $748.9 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the third quarter of 2014, the government enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which establishes procedures for the adjustment of certain public corporations’ debts.  The Recovery Act states in its preamble that it further promotes the central government’s public policy objectives of no longer providing financial support to public corporations and promoting their economic independence.  The Recovery Act, which is without precedent and is being challenged in federal court on constitutional grounds, has increased the level of uncertainty as to the rights of the affected public corporation’s creditors.

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

At September 30, 2014, we had approximately $647.9 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $626.8 million was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”) and the Puerto Rico Aqueducts and Sewer Authority. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it. At September 30, 2014, we had approximately $382.1 million of credit facilities granted to public corporations, and significantly all such debtors are authorized to seek relief under the Recovery Act. The Company’s banking subsidiary is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of September 30, 2014. The Company, as part of the bank syndicate, agreed during the quarter to extend its credit facilities with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board.  PREPA also committed to delivering a comprehensive business plan by December 15, 2014 and a full debt restructuring plan by March 2, 2015.  After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest and concluded that the loan should be maintained in accrual status requiring no impairment.

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

Furthermore, as of September 30, 2014, we had approximately $20.9 million in obligations issued and guaranteed by the Puerto Rico government, including certain instrumentalities or public corporations, as part of our investment securities portfolio. We continue to closely monitor the economic and fiscal situation of Puerto Rico and evaluate the portfolio for any declines in value that management may consider being other-than-temporary.

Approximately 48% of our Puerto Rico government loans and obligations mature in the next 12 months or less. At September 30, 2014, we also had deposits of approximately $359.2 million from the government of Puerto Rico.

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

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended September 30, 2014, the Company purchased 100 additional shares under this program for a total of $2 thousand, at an average price of $15.50 per share.

The following table presents the shares repurchased for each month during the quarter ended September 30, 2014, excluding the month ended July 31, 2014 and September 30, 2014, during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
August 1-31, 2014	100	$15.50	100	$23,196
Quarter ended September 30, 2014	100	$15.50	100	$23,196

The number of shares that may yet be purchased under the current $70 million program is estimated at 1,548,481 and was calculated by dividing the remaining balance of $23.2 million by $14.98 (closing price of the Company’s common stock at September 30, 2014). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended September 30, 2014.

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

 31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 7, 2014
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: November 7, 2014
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: November 7, 2014
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer