Form 10-K
period 2014-12-31
OFG BANCORP
filed 2015-02-26
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $828.9 million as of June 30, 2014 based upon 45,022,823 shares outstanding and the reported closing price of $18.41 on the New York Stock Exchange on that date.

As of January 31, 2015, the Company had  44,613,615 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2015 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2014

TABLE OF CONTENTS

PART I

Item 1.	Business.........................................................................................................................................................................................	4-17

Item 1A.	Risk Factors..................................................................................................................................................................................	17-29

Item 1B.	Unresolved Staff Comments.....................................................................................................................................................	30

Item 2.	Properties.......................................................................................................................................................................................	30

Item 3.	Legal Proceedings........................................................................................................................................................................	30

Item 4.	Mine Safety Disclosures.............................................................................................................................................................	30

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities...........................................................................................................................................................................

		30-31

Item 6.	Selected Financial Data..............................................................................................................................................................	32-34

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................	35-85

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk............................................................................................	86-90

Item 8.	Financial Statements and Supplementary Data....................................................................................................................	91-201

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................	202

Item 9A.	Controls and Procedures.............................................................................................................................................................	202

Item 9B.	Other Information.......................................................................................................................................................................	202

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................	203

PART IV

Item 15.	Exhibits and Financial Statement Schedules .........................................................................................................................	204-206

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

The Company provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial service, and investment brokerage; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico.  The Company provides these services through various subsidiaries including, a commercial bank, Oriental Bank, a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Caribbean Pension Consultants, Inc. (“CPC”).  All of our subsidiaries are based in San Juan, Puerto Rico, except for CPC which is based in Boca Raton, Florida.  The Company has 53 branches in Puerto Rico.  The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

Together with a highly experienced group of senior and mid-level executives and the benefits from the acquisitions of Eurobank Puerto Rico and the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), this strategy has resulted in sustained growth in the Company’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing the Company to distinguish itself in a highly competitive industry. The Company is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, especially given market uncertainties, but based on a reasonable time horizon of three to five years, the strategy is expected to maintain its steady progress towards the Company’s long-term goal.

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

Segment Disclosure

The Company has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.

For detailed information regarding the performance of the Company’s operating segments, please refer to Note 26 in the Company’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank (the “Bank”), the Company’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 53 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank operates two international banking entities (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”).  The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial, consumer and mortgage loans. The Bank’s significant lending activities are with consumers located in Puerto Rico. The Bank’s lending transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto.

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

Loan Underwriting

Residential mortgage loans:  All loan originations, regardless of whether originated through the Company’s retail banking network or purchased from third parties, must be underwritten in accordance with the Company’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. The Company’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. The Company’s underwriting personnel, while operating within the Company’s loan offices; make underwriting decisions independent of the Company’s mortgage loan origination personnel.

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

Consumer loans:   Consumer loans include personal loans, credit cards, lines of credit and other loans made by banks to individual borrowers. All loan originations must be underwritten in accordance with the Company’s underwriting criteria, and include an assessment of each borrower’s personal financial condition, including verification of income, assets, FICO score, and credit reports.

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

Oriental Financial Services offers securities brokerage services covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offers separately-managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing.

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

Treasury Activities

Treasury activities encompass all of the Company’s treasury-related functions. The Company’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, Puerto Rico government and agency obligations and money market instruments. Agency mortgage-backed securities, the largest component, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of the Company is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Company also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Company encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Company has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and financial services at most of its branch locations. The phase-out consolidation of three failed Puerto Rico banks in 2010 has created an environment for more rational loan and deposit pricing. The Company’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implements a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s.  It has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as the Company, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including the Company. A few provisions of the Dodd-Frank Act became effective immediately, while various provisions are becoming effective in stages. Many of the requirements called for in the Dodd-Frank Act are being implemented over time and most are subject to implementing regulations.

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

Dividend Restrictions

The principal source of funds for the Company is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”) and FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

As a system member, the Bank is entitled to borrow from the FHLB of New York (the “FHLB-NY”) and is required to invest in FHLB membership and activity-based stock.  The Bank must purchase membership stock equal to the greater of $1,000 or 0.15% of certain mortgage-related assets held by the Bank.  The Bank is also required to purchase activity-based stock equal to 4.50% of outstanding advances to the Bank by the FHLB. The Bank is in compliance with the membership and activity-based stock ownership requirements described above. All loans, advances and other extensions of credit made by the FHLB to the Bank are secured by a portion of the Bank’s mortgage loan portfolio, certain other investments, and the capital stock of the FHLB held by the Bank. The Bank is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances.

Prompt Corrective Action Regulations

Pursuant to the Dodd-Frank Act, federal banking agencies have adopted capital rules that became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

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

(iv) “significantly undercapitalized,” if it has a total risk-based capital ratio that is less than 6%, a tier 1 risk-based capital ratio that is less than 4%, a common equity tier 1 capital ratio that is less than 3%, or a tier 1 leverage capital ratio that is less than 3%; and

(v) “critically undercapitalized,” if it has a ratio of tangible equity (defined as tier 1 capital plus non-tier 1 perpetual preferred stock) to total assets that is equal to or less than 2%.

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

The Dodd-Frank Act contains several important deposit insurance reforms, including the following: (i) the maximum deposit insurance amount was permanently increased to $250,000; (ii) the deposit insurance assessment is now based on the insured depository institution’s average consolidated assets minus its average tangible equity, rather than on its deposit base; (iii) the minimum reserve ratio for the Deposit Insurance Fund was raised from 1.15% to 1.35% of estimated insured deposits by September 30, 2020; (iv) the FDIC is required to “offset the effect” of increased assessments on insured depository institutions with total consolidated assets of less than $10 billion; (v) the FDIC is no longer required to pay dividends if the Deposit Insurance Fund’s reserve ratio is greater than the minimum ratio; and (vi) the FDIC temporarily insured the full amount of qualifying “noninterest-bearing transaction accounts” until December 31, 2012.  As defined in the Dodd-Frank Act, a “noninterest-bearing transaction account” is a deposit or account maintained at a depository institution with respect to which interest is neither accrued nor paid, on which the depositor or account holder is permitted to make withdrawals by negotiable or transferrable instrument, payment orders of withdrawals, telephone or other electronic media transfers, or other similar items for the purpose of making payments or transfers to third parties or others, and on which the insured depository institution does not reserve the right to require advance notice of an intended withdrawal.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2014, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

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

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2014 for advanced approaches banking organizations and January 1, 2015 for other bank holding companies with consolidated assets of $15 billion or more as of December 31, 2009. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with a total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendment are “grandfathered” under the new capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2014, the Company was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

The Company has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2014, the Company’s management concluded that its internal control over financial reporting was effective.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Banking Act, which contains provisions governing the incorporation and organization of the Bank, rights and responsibilities of directors, officers and stockholders, as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Banking Act. The OCFI generally examines the Bank at least once every year.

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2014, legal surplus amounted to $70.5 million (December 31, 2013 — $62.0 million). The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount will include 33.33% of 50% of the bank’s retained earnings. There are no restrictions under the Banking Act on the amount of loans that are wholly secured by bonds, securities and other evidence of indebtedness of the government of the United States or of the Commonwealth of Puerto Rico or any of their respective agencies, instrumentalities or municipalities; by bonds of the government of the United States or of the Commonwealth of Puerto Rico; or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

Puerto Rico Internal Revenue Code

On July 2014, the Governor signed into law Act No. 77-2014, known as “Ley de Ajustes al Sistema Contributivo” (Act of Adjustments to the Tax System).  The main purpose of this legislation is to increase government collections in order to alleviate the structural budget deficit. Its most relevant provisions, as applicable to the Company, and effective for transactions held after June 30, 2014, are as follows: (1) the capital tax rate was increased from 15% to 20% and (2) for an asset to be considered long term capital asset, the holding period must be over a year, which before was defined with a holding period of over six months.

Other provisions applicable to tax years commencing after December 31, 2013 is the additional tax on gross proceeds (“patente nacional”) is defined as a separate tax, rather than a component of the Alternative Minimum Tax (AMT) for non-financial institutions and, therefore, is not longer accounted for under the provisions of ASC 740.  For a financial institution, the additional tax on gross proceeds remained mostly unaltered at a tax rate of 1% of its gross income of a taxable year, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax of that year.

On February 11, 2015, House Bill 2329 was filed in the Puerto Rico House of Representatives in order to create the “Act to Transform the Tax System of the Commonwealth of Puerto Rico” (“HB 2329”).  Pursuant to HB 2329, the Puerto Rico Internal Revenue Code of 2011 would be replaced by a new tax structure.  HB 2329 is expected to be amended as part of the legislative process.

Some of the relevant provisions of HB 2329 that may be applicable to the Company are the following: (i) the long term capital gains tax rate would increase from 20% to 30%, (ii) the income tax rate applicable to corporations would be reduced to 30%, and (iii) the current sales and use tax system would be replaced by a value added tax to be collected at each of the stages of the supply chain.

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

      Employees

At December 31, 2014, the Company had 1,567 employees. None of its employees is represented by a collective bargaining group. The Company considers its employee relations to be good.

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

The Company’s corporate governance principles and guidelines, code of business conduct and ethics, and the charters of its audit committee, compensation committee, risk and compliance committee, and corporate governance and nominating committee are available free of charge on the Company’s website at www.orientalbank.com  in the investor relations section under the corporate governance link. The Company’s code of business conduct and ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

ITEM 1A.      RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the following risk factors, as updated by other filings the Company makes with the SEC under the Securities Exchange Act of 1934.  Additional risks and uncertainties not presently known to us at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

Most of our business is conducted in Puerto Rico, which in recent years has experienced a deep economic recession and a downturn in the real estate market.

Because most of our business activities are conducted in Puerto Rico and a significant portion of our credit exposure on our loan portfolio, which is the largest component of our interest-earning assets, is concentrated in Puerto Rico, our profitability and financial condition may be adversely affected by an extended economic recession, adverse political, fiscal or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of our loans and loan servicing portfolio. The Puerto Rico economy has been in a recession since 2006.

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

We are exposed to concentration risk in connection with loans to certain public corporations, instrumentalities and municipalities of Puerto Rico, and any credit default on their debt obligations could adversely affect the value of such loans.

Although the economy of Puerto Rico is closely related to the economy of the rest of the United States, the Commonwealth and its instrumentalities face a number of economic and fiscal challenges that, either individually or in the aggregate, could adversely affect the Commonwealth’s ability to pay debt-service on its obligations when due.  Despite the Commonwealth’s progress in addressing its persistent budget deficits and underfunded government retirement plans, the three main credit rating agencies have downgraded all debt obligations of the Puerto Rico government to categories that are well below investment grade.  Generally, securities that are below investment grade present greater risks and are less liquid than investment-grade securities.

The downgrades are based mostly on concerns about Puerto Rico’s economic recession, sizable debt-obligations, high unemployment, shrinking population, and the Puerto Rico government’s lack of financial flexibility and reduced capacity to borrow in the capital markets, which increases the Commonwealth’s risk of default.  If the government is unable to access the capital markets to place new debt or refinance its upcoming maturities, the government may have to reduce spending, impose new taxes, and take emergency or extraordinary actions, which could slow the economy even further.

It is uncertain how capital markets may react to any future ratings downgrade in Puerto Rico government debt obligations. It is also uncertain whether the Puerto Rico government, including some of its public corporations, will be able to continue to service their respective debts as they become due. Any further deterioration of economic or fiscal conditions in Puerto Rico, with possible negative ratings implications, could adversely affect the value of our loans to the government of Puerto Rico and the value of our investment portfolio of Puerto Rico government bonds.

At December 31, 2014, we had approximately $619 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, all of which was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”) and the Puerto Rico Aqueducts and Sewer Authority. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it.

At December 31, 2014, we had approximately $381 million of credit facilities granted to public corporations. Our banking subsidiary, Oriental Bank, is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day-to-day power generation activities of PREPA. Our participation in the line of credit has an unpaid principal balance of $200 million as of December 31, 2014. We, as part of the bank syndicate, agreed in August 2014 to extend our credit facilities with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also committed to deliver a full debt-restructuring plan by March 2, 2015.  After the extension, we classified the credit as substandard and a troubled-debt restructuring due to several factors, including (i) our agreement to forbear from commencing any legal proceedings against PREPA or exercising any other remedies until March 31, 2015, and to permit monthly interest-only payments during the forbearance period with a principal payment due at maturity; and (ii) PREPA’s weak liquidity position.  We conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that the loan should be maintained in accrual status requiring no impairment.

On December 15, 2014, pursuant to the requirements of the forbearance agreement, PREPA presented to its forbearing creditors a preliminary business plan focusing on its short to medium-term prospects and analyzing PREPA’s operations, including generation, transmission, distribution and corporate services.  The preliminary business plan includes PREPA’s projections for operating and capital needs under various scenarios to establish a baseline for ongoing discussions.

In June 2014, Puerto Rico enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which established procedures for the adjustment of debts of certain public corporations owned by the Commonwealth, which, as Puerto Rico governmental instrumentalities, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations, such as, for example, the PREPA, and promoting their economic independence.  In February 2015, the United States District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It also permanently enjoined the Commonwealth from enforcing the Recovery Act.  Although the Puerto Rico government has announced that it will appeal the district court’s decision, the Commonwealth’s current ability to restructure the debts of some of its public corporations, such as PREPA, remains uncertain, and a broad disorderly restructuring is possible.

PREPA’s enabling act provides for local receivership upon request to any Puerto Rico court of competent jurisdiction in the event of a default in debt-service payments or other obligations in connection with PREPA’s bonds.  The receiver so appointed would be empowered, directly or through its agents and attorneys, to take possession of the undertakings, income and revenues pledged to the payment of the bonds in default; to have, hold, use, operate, manage and control the same; and to exercise all of PREPA’s rights and powers with respect to such undertakings.  However, any such receiver would not have the power to sell, assign, mortgage or otherwise dispose of PREPA’s assets, and its powers would be limited to the operation and maintenance of such undertakings and the collection and application of the income and revenues therefrom. These provisions have not been tested in the courts, and it is not clear if and how they would apply in connection with other debts and obligations of PREPA upon an event of default.

If our public corporation debtors are unable to pay their obligations as they become due, or under certain other circumstances, the we may be required to adversely classify such loans and provision for losses in connection therewith. Such provision may significantly impact our financial condition and our regulatory capital ratios.

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

We believe our allowance for loan and lease losses is currently sufficient given the constant monitoring of the risk inherent in the loan portfolio. However, there is no precise method of predicting loan losses and therefore we always face the risk that charge-offs in future periods will exceed the allowance for loan and lease losses and that additional increases in the allowance for loan and lease losses will be required. In addition, the FDIC as well as the OCFI may require us to establish additional reserves. Additions to the allowance for loan and lease losses would result in a decrease of net earnings and capital, and could hinder our ability to pay dividends.

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

Although the FDIC has agreed to reimburse us for 80% of qualifying losses on covered loans by the shared-loss agreements, we are not protected from all losses resulting from charge-offs with respect to such loans. Also, the FDIC has the right to refuse or delay payment for loan and lease losses if the shared-loss agreements are not performed by us in accordance with their terms. Additionally, the shared-loss agreements have limited terms, and therefore, any charge-offs that we experience after the terms of the shared-loss agreements have ended would not be recoverable from the FDIC.

During 2015, the shared-loss agreement for non-single family loans will expire. As a result, non-single family covered loans will face an increased risk-weight impact from 20% to 100% or 150%, if delinquent, for regulatory capital purposes. This could impact some of our asset quality ratios, the premium paid for the FDIC insurance and regulatory capital requirements. In addition, there will be no mirror accounting for reimbursable expenses and credit losses, causing us to assume 100% responsibility for expenses and credit losses incurred by these loans; however, this impact can be offset by the decrease in the indemnification asset amortization.

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

Although the covered loan portfolios acquired by us were initially accounted for at fair value, certain of such loans have become impaired and as of December 31, 2014 we have recorded $64.2 million in allowance for loan losses related to this portfolio. There is no assurance that loans in this portfolio will not become impaired or further impaired, which may result in additional provision for loan and lease losses related to these portfolios. The fluctuations in economic conditions, including those related to the Puerto Rico residential and commercial real estate and construction markets may increase the level of provision for credit losses that we make to our loan portfolio and portfolios acquired in the FDIC-assisted acquisition, and consequently, reduce our net income. These fluctuations are not predictable, cannot be controlled, and may have a material adverse impact on our operations and financial condition even if other favorable events occur.

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

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2014, we repurchased $17.8 million of loans from GNMA and FNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for loan and lease losses, see “Note 6—Allowance for Loan and Lease Losses” to our audited consolidated financial statements included in this annual report on Form 10-K.

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

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the ongoing recession, we have experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates have decreased recently, they may increase if the recession continues or worsen. If there is another decline in economic activity, additional increases in the allowance for loan and lease losses could be necessary with further adverse effects on our profitability.

Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price received on the sale of such loans, and the value of the mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. For a discussion of the impact of the Puerto Rico economy on our business operations, see “Most of our business is conducted in Puerto Rico, which in recent years has experienced a deep economic recession and downturn in the real estate market.”

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

Information security risks for financial institutions like us have generally increased in recent years in part because of the proliferation of new technologies, the use of the Internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers and other external parties. Our technologies and systems may become the target of cyber-attacks or other attacks that could result in the misuse or destruction of our or our customers’ confidential, proprietary or other information or that could result in disruptions to our business operations or those of customers or other third parties. Further, a breach or attack affecting one of our third-party service providers or partners could impact us through no fault of our own. In addition, because the methods and techniques employed by perpetrators of fraud and others to attack systems and applications change frequently and often are not fully recognized or understood until after they have been launched, we and our third-party service providers and partners may be unable to anticipate certain attack methods in order to implement effective preventative measures.

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

We are exposed to risks related to cyber-security and cyber incidents

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

Such incidents may include unauthorized access to our digital systems for purposes of misappropriation of assets, gaining access to sensitive information, corrupting data, or causing operational disruption.  Although our information technology structure continue to be subject to cyber attacks, we have not experience a breach of cyber-security. Such an event could compromise our confidential information as well as that of our customers and third parties with whom we interact with and may result in negative consequences, including remediation costs, loss of revenues, additional regulatory scrutiny, litigation and reputational damage.  Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

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

Changes in interest rates are one of the principal market risks affecting us. Our income and cash flows depend to a great extent on the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. Net interest income is the difference between the revenue generated on interest-earning assets and the interest cost of funding those assets. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period.

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

Part of our earnings comes from the treasury business segment, which encompasses the investment securities portfolio. The determination of fair value for investment securities involves significant judgment due to the complexity of factors contributing to the valuation, many of which are not readily observable in the market. In addition, we utilize and review information obtained from third-party sources to measure fair values. Third-party sources also use assumptions, judgments and estimates in determining securities values, and different third parties may provide different prices for securities. Moreover, depending upon, among other things, the measurement date of the security, the subsequent sale price of the security may be different from its recorded fair value. These differences may be significant, especially if the security is sold during a period of illiquidity or market disruption.

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

Our success depends in part on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our mortgage-backed securities (“MBS”) portfolio. Changes in interest rates and prepayments affect the market price of MBS that we may purchase and any MBS that we may hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting this analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. U.S. government programs aimed at assisting homeowners, including the Homeowner Affordability and Stability Plan, the Home Affordable Refinancing Program (“HARP”), and the Home Affordable Modification Program (“HAMP”), could cause an increase in prepayment rates. If the dislocations in the residential mortgage market, recent or future government actions, or other developments change the way that prepayment trends have historically responded to interest rate changes, it would significantly affect our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies, and (iii) adopt techniques to reduce our prepayment rate volatility. This could adversely affect our results of operations or financial position.

Our business could be adversely affected if we cannot maintain access to stable funding sources.

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and other alternative sources; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 25.2% of our total interest-bearing liabilities as of December 31, 2014.

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

We face substantial competition in originating loans and in attracting deposits and assets to manage. The competition in originating loans and attracting assets comes principally from other U.S., Puerto Rico and foreign banks, investment advisors, securities broker-dealers, mortgage banking companies, consumer finance companies, credit unions, insurance companies, and other institutional lenders and purchasers of loans. We will encounter greater competition as we expand our operations. Increased competition may require us to increase the rates paid on deposits or lower the rates charged on loans which could adversely affect our profitability.

We operate in a highly regulated environment and may be adversely affected by changes in federal and local laws and regulations.

Our operations are subject to extensive regulation by federal and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, as discussed in the Item 1. Business section.

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

It is expected that during the first quarter of 2015, a new comprehensive tax reform is implemented in the Commonwealth of Puerto Rico.  Among others, it is expected that the additional tax on gross income (Patente Nacional) is repealed and the maximum corporate income tax rate is reduced.  In addition, it is expected that a broad based value added tax (VAT) is implemented replacing the current sales and use tax (SUT) of 7% and the rate of this new tax is estimated to be significantly higher.

Also, we operate the IBE Unit and Subsidiary pursuant to the IBE Act that provide us with significant tax advantages. An IBE has the benefits of exemptions from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have effective tax rates significantly below the maximum statutory tax rates. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. In 2012, a new Puerto Rico law was enacted in this area. Although it did not repeal the IBE Act, the new law does not allow new license applications under the IBE Act to organize and operate an IBE. Any newly organized entity (now called an “international financial entity”) must be licensed under the new law and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and Subsidiary, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate. In the event other legislation is passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by IBEs, the consequences could have a materially adverse impact on us, including increasing the tax burden or otherwise adversely affecting our financial condition, results of operations or cash flows.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center. The Company operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 66% of the office floor space. Approximately 34% of the office space is leased to outside tenants. The Company also leases offices at 997 San Roberto Street, Professional Offices Park, San Juan, Puerto Rico, known as Oriental Tower.

The Bank owns eleven branch premises and leases forty-two branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2014, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Company, was $51.2 million.

The Company’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2014, was $110.3 million, gross of accumulated depreciation.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Company’s common stock for each quarter in the years ended December 31, 2014 and 2013, as well as cash dividends declared for such periods are set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Company and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2014, the Company had approximately 3,864 holders of record of its common stock, including all directors and officers of the Company, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in the Company’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2010, and (ii) the difference between the share price at the beginning and the end of the measurement period, by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
OFG Bancorp	100.00	117.16	115.73	130.25	171.82	168.35
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank Index	100.00	112.05	86.78	117.11	160.79	179.74

Issuer Purchases of Equity Securities

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
October 2014	381,513	14.64	5,585
November 2014	63,100	14.69	927
December 2014	1,885	14.70	28
Year Ended December 31, 2014	446,498	$14.65	$6,540

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2014, 2013, 2012, 2011, AND 2010

	Year Ended December 31,
	2014	2013	2012	2011	2010
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$485,257	$493,632	$260,808	$297,295	$303,785
Interest expense	76,782	83,960	103,518	156,362	168,878
Net interest income	408,475	409,672	157,290	140,933	134,907
Provision for non-covered loan and lease losses	54,960	67,559	13,854	15,200	15,914
Provision for covered loan and lease losses, net	5,680	5,335	9,827	(1,387)	6,282
Total provision for loan and lease losses, net	60,640	72,894	23,681	13,813	22,196
Net interest income after provision for loan and lease losses	347,835	336,778	133,609	127,120	112,711
Non-interest income	17,323	17,096	26,057	32,241	4,646
Non-interest expenses	242,725	264,137	131,810	124,045	111,821
Income before taxes	122,433	89,737	27,856	35,316	5,536
Income tax expense (benefit)	37,252	(8,709)	3,301	866	(4,298)
Net Income	85,181	98,446	24,555	34,450	9,834
Less: dividends on preferred stock	(13,862)	(13,862)	(9,939)	(4,802)	(5,335)
Less: deemed dividends on preferred stock beneficial conversion future	-	-	-	-	(22,711)
Income (loss) available to common shareholders	$71,319	$84,584	$14,616	$29,648	$(18,212)
PER SHARE DATA:
Basic	$1.58	$1.85	$0.35	$0.67	$(0.50)
Diluted	$1.50	$1.73	$0.35	$0.67	$(0.50)
Average common shares outstanding	45,024	45,706	41,626	44,433	36,704
Average common shares outstanding and equivalents	52,326	53,033	45,304	44,524	36,710
Cash dividends declared per common share	$0.34	0.26	$0.24	$0.21	$0.17
Cash dividends declared on common shares	$15,286	11,875	$10,067	$9,153	$6,820
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.10%	1.15%	0.37%	0.48%	0.14%
Return on average tangible common stockholders' equity	10.91%	14.01%	2.32%	4.54%	-3.55%
Return on average common equity (ROE)	9.50%	12.03%	2.29%	4.50%	-3.63%
Equity-to-assets ratio	12.65%	10.85%	9.38%	10.38%	10.01%
Efficiency ratio	49.90%	53.45%	64.05%	66.26%	64.31%
Interest rate spread	5.79%	5.46%	2.59%	2.15%	2.00%
Interest rate margin	5.84%	5.46%	2.67%	2.19%	2.03%

	December 31,
	2014	2013	2012	2011	2010
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$1,402,056	$1,614,809	$2,233,265	$3,867,970	$4,413,957
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,527,735	4,662,458	4,762,330	1,169,916	1,145,320
Loans and leases covered under shared-loss agreements with the FDIC, net	298,911	356,961	395,307	496,276	620,711
Total investments and loans	$6,228,702	$6,634,228	$7,390,902	$5,534,162	$6,179,988
Deposits and borrowings
Deposits	$4,924,406	$5,383,265	$5,690,579	$2,437,796	$2,628,167
Securities sold under agreements to repurchase	980,087	1,267,618	1,695,247	3,056,238	3,456,781
Other borrowings	439,919	439,816	791,417	427,063	427,395
Total deposits and borrowings	$6,344,412	$7,090,699	$8,177,243	$5,921,097	$6,512,343
Stockholders’ equity
Preferred stock	$176,000	$176,000	$176,000	$68,000	$68,000
Common stock	52,626	52,707	52,671	47,809	47,808
Additional paid-in capital	539,311	538,071	537,453	499,096	498,435
Legal surplus	70,467	61,957	52,143	50,178	46,331
Retained earnings	181,152	133,629	70,734	68,149	51,502
Treasury stock, at cost	(97,070)	(80,642)	(81,275)	(74,808)	(16,732)
Accumulated other comprehensive income	19,711	3,191	55,880	37,131	36,987
Total stockholders' equity	$942,197	$884,913	$863,606	$695,555	$732,331
Per share data
Book value per common share	$17.40	$15.74	$15.31	$15.28	$14.39
Tangible book value per common share	$15.25	$13.60	$13.10	$15.19	$14.30
Market price at end of period	$16.65	$17.34	$13.35	$12.11	$12.49
Capital ratios
Leverage capital	10.61%	9.06%	6.55%	9.65%	9.56%
Tier 1 risk-based capital	16.02%	14.38%	13.18%	31.84%	30.98%
Total risk-based capital	17.57%	16.16%	15.40%	33.12%	32.26%
Tier 1 common equity to risk-weighted assets	11.88%	10.46%	8.76%	27.01%	28.08%
Financial assets managed
Trust assets managed	$2,841,111	$2,796,923	$2,514,401	$2,216,088	$2,175,270
Broker-dealer assets gathered	$2,622,001	$2,493,324	$2,722,197	$1,926,148	$1,695,634

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding Interest on Deposits	2.81x	2.26x	1.21x	1.26x	(A)
Including Interest on Deposits	2.16x	1.75x	1.15x	1.19x	(A)

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

FOR THE YEAR ENDED DECEMBER 31, 2014

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by the Company conform with GAAP and general practices within the financial services industry. The Company’s significant accounting policies are described in detail in Note 1 to the consolidated financial statements and should be read in conjunction with this section.

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

ASC 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (1) credit deterioration on the loan from its inception until the acquisition date and (2) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated. Acquired loans that meet the definition of nonaccrual status fall within the Company’s definition of impaired loans under ASC 310-30. Performing loans would generally not meet either criteria and, therefore, not fall within the scope of ASC 310-30. Many of the acquired loans that did not meet the Company’s definition of non-accrual status also resulted in the recognition of a discount attributable to credit quality. The Company elected to analogize to ASC 310-30 and only accrete the portion of the fair value discount unrelated to credit pursuant to the provisions of the AICPA letter dated December 18, 2009, where the AICPA summarized the SEC Staff’s view regarding the accounting in subsequent periods for discount accretion associated with loan receivables acquired in a business combination or asset purchase. The Company adopted an accounting policy coincident with the Eurobank acquisition to consistently apply by analogy the expected cash flow approach under 310-30 to acquired loan portfolios. ASC 310-30 allows the grouping of loans with common risk characteristics for purposes of accounting of the purchased assets and accretable yield. The criteria followed for the pooling of loans with common risk characteristics was based on the line of business, default risk, collateral type, and size. Loans with expected cash flows over certain amount were placed in single loan pools.

Allowance for Loan and Lease Losses for Non-covered Loans and Leases

During the third quarter of 2013, management changed the methodology of the general reserve calculation for originated and other loans and for loans acquired and accounted for under ASC 310-20 in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. Principal changes were concentrated in the commercial, consumer and auto and leasing portfolios. Commercial loan portfolio was further segmented by business line (corporate, institutional, middle market, commercial retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's historical loss experience and the consideration of environmental factors. Environmental factors considered are: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including the Company’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses in each category. Consumer consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans.  The allowance factor of consumer loans, consisting of the historical loss factors and the environmental risk factors will be calculated for each group of loans by delinquency bucket. Auto and leasing factor on these loans is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto and leasing portfolio will be segmented by FICO score, which is updated on a quarterly basis. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period for determination of the historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014.  As a result, the look-back period was changed to 24 months from the previously determined 12 months. The same analysis was performed during the second and fourth quarter for commercial and residential mortgages portfolios, respectively, with no resulting changes to the 12 months period currently used. In addition, during the fourth quarter, an assessment of environmental factors was performed in which management concluded that the environmental factors continue to reflect our assessment of the impact to the portfolios, taking into consideration their evolution, recent economic developments, changes in values of collateral and delinquencies, among others. Also, during fourth quarter the loss realization period was revised to 1.20 years for commercial real estate, other portfolios remained at 1 year. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company determines the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

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

Commercial loans:  The commercial portfolio is segmented by collateral type (secured by real estate and other commercial and industrial assets). The commercial portfolio is further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate). The loss factor used for the GVA of these loans is established considering the Bank's past twelve-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each category.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors, will be calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit committee of the Bank. In addition, this segment includes personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on the auto and leasing portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets. For the determination of the allowance factor, the portfolio is segmented by FICO score, which is updated on a quarterly basis.

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

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries. It provides comprehensive banking and financial services through a complete range of banking and financial solutions, including mortgage, commercial, consumer, and auto lending; checking and savings accounts; financial planning, insurance, financial service, and investment brokerage; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service and marketing efforts focused on mid and high net worth individuals and families, including professionals and owners of small and mid-sized businesses, primarily in Puerto Rico. The Company has 53 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

The year 2014 reflects continued success in our core business segments. It also highlights the merits of our sound strategy in light of Puerto Rico’s tough economic environment. While we continue to manage acquired loans, we are prudently originating new loans and optimizing both loan yields and credit costs. Concurrently, we are focused on managing our expense footprint and on further refining our loan servicing capabilities. Our primary goal is to both maximize profitability and build capital. We aim to preserve our flexibility so that we can pursue a range of alternatives to deploy our capital and increase shareholder return in a sustainable manner.

Income available to common shareholders was $71.3 million, or $1.50 per share diluted, compared to $84.6 million, or $1.73 per share diluted, last year.

Interest Income

Total interest income for 2014 slightly decreased 1.7% to $485.3 million when compared to $493.6 million for 2013. The yield on interest-earning assets increased to 6.94% from 6.58%. This was offset by a decrease in earning asset volume.

Interest Expense

Total interest expense decreased 8.5% for 2014 to $76.8 million as compared to $84.0 million for 2013. Such decrease reflects the lower cost of deposits (0.72% vs. 0.96%, before amortization adjustments). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income for 2014 remained leveled at $408.5 million when compared with $409.7 million for 2013. Nevertheless, net interest margin increased 38 basis points to 5.84% when compared to 2013, as a result of a decrease in deposits and borrowings volume.

Provision for Loan and Lease Losses

Provision for non-covered loan losses decreased by $12.6 million to $55.0 million, when compared to $67.6 million for 2013, while provision for covered loan losses increased $345 thousand when compared to $5.3 million for 2013.

Non-Interest Income

Core banking and financial services revenues decreased 9.5% to $77.9 million for 2014 as compared to $86.2 million for 2013, primarily reflecting a decrease of $3.5 million in banking services revenue to $40.7 million and a decrease of $3.6 million in mortgage banking activities to $7.4 million.

FDIC shared-loss expense of $65.8 million for 2014, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, compared to $69.3 million for 2013. This amortization is decreasing as most of the FDIC indemnification ends in the second quarter of 2015.

Non-Interest Expense

Non-interest expense decreased to $242.7 million for 2014 compared to $264.1 million in 2013, mainly because during 2014 there were no merger and restructuring charges compared to $17.7 million in 2013, and also due to reduced general and administrative expenses. As a result of such decrease, the Company’s efficiency ratio improved to 49.90%, as compared to 53.27% in 2013.

Income Tax Expense

Income tax expense was $37.3 million for 2014, in comparison to an income tax benefit of $8.7 million for 2013. The income tax benefit for 2013 included a $36.9 million benefit from the effect in deferred taxes due to the increase in tax rates from 30.0% to 39.0%.

Income Available to Common Shareholders

For 2014, the Company’s income available to common shareholders amounted to $71.3 million, compared to $84.6 million for 2013. Income per basic common share and fully diluted common share was $1.58 and $1.50, respectively, for 2014, compared to income per basic common share and fully diluted common share of $1.85 and $1.73, respectively, for 2013. Decrease is mostly the result of non-recurring items in 2013, which included the net effect of a $36.9 million income tax benefit and $17.6 million of merger and restructuring charges.

Interest Earning Assets

The loan portfolio declined to $4.827 billion at December 31, 2014, compared to $5.019 billion at December 31, 2013, primarily due to repayments and maturities, including the strategic reduction of Puerto Rico government-related debts. The investment portfolio of $1.402 billion at December 31, 2014 decreased 13.2% compared to $1.615 billion at December 31, 2013, as a result of sales, maturities and redemption of investment securities during 2014.

Interest Bearing Liabilities

Total deposits decreased to $4.924 billion at December 31, 2014, compared to $5.383 billion at December 31, 2013. Non-maturing deposit balances increased 1.51%, to $3.383 billion, while higher-priced time deposits declined 24.8% as part of our efforts to reduce the cost of deposits, which averaged 0.66% in 2014 compared to 0.73% in 2013. Securities sold under agreements to repurchase decreased by $287.5 million to $980.1 million, as the Company used available cash to pay off repurchase agreements at maturity.

Stockholders’ Equity

Stockholders’ equity at December 31, 2014 was $942.2 million compared to $884.9 million at December 31, 2013, an increase of 6.5%. This increase reflects the net income for the year and an increase in accumulated other comprehensive income, which was partially offset by the repurchase of outstanding common stock during 2014. Book value per share was $17.40 at December 31, 2014 compared to $15.74 at December 31, 2013.

The Company maintains capital ratios in excess of regulatory requirements. At December 31, 2014, Tier 1 Leverage Capital Ratio was 10.61% (December 31, 2013 – 9.06%), Tier 1 Risk-Based Capital Ratio was 16.02% (December 31, 2013 – 14.38%), Tier 1 Common Equity to Risk- Based Assets was 11.88% (December 31, 2013 -10.46%) and Total Risk-Based Capital Ratio was 17.57% (December 31, 2013 – 16.16%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) for 2014 was 9.50% compared to 12.03% for 2013. Return on average assets (“ROA”) for 2014 was 1.10% compared to 1.15% for 2013. The decrease in ROE and ROA is mostly due to a 15.7% and 13.4% decrease in net income and net income available to common stockholders, respectively, to $85.2 million and $71.3 million, from $98.4 million and $84.6 million for 2013.

Assets under Management

At December 31, 2014, total assets managed by the Company’s trust division and CPC remained leveled at $2.841 billion compared to $2.797 billion at December 31, 2013. At December 31, 2014, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts increased 5.2% to $2.622 billion, compared to $2.493 billion at December 31, 2013. Changes in trust and broker-dealer related assets primarily reflect a slight increase in portfolio and differences in market values.

Lending

Total loan production of $919.4 million for 2014 decreased 38.1% year over year. Total commercial loan production of $262.9 million for 2014 decreased 62.5% from 2013.

Mortgage loan production of $215.4 million for 2014 decreased 29.8% compared to 2013. The Company sells most of its conforming mortgage loans in the secondary market and retains the servicing rights.

In the aggregate, consumer loan and auto production totaled $441.2 million for 2014, a decrease of 7.5% from $476.8 in 2013. Such decrease is mostly due to a 14.4% decrease in auto production.

Total loan portfolio declined by $193 thousand from $5.019 billion at December 31, 2013 to $4.827 billion at December 31, 2014, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios and reduced production.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, decreased $17.5 million to $29.1 million during 2014, representing 1.11% of average non-acquired loans outstanding versus 2.69% in 2013.  The allowance for loan and lease losses on non-covered loans at December 31, 2014, increased to $69.5 million compared to $54.3 million at December 31, 2013. The allowances for loan and lease losses, excluding acquired loans, increased to $51.4 million (1.81% of total non-covered loans, excluding acquired loans) at December 31, 2014, compared to $49.1 million (2.04% of total non-covered loans, excluding acquired loans) at December 31, 2013. The allowance for loan and lease losses on acquired loans accounted for under ASC 310-20 increased to $4.6 million at December 31, 2014, compared to $2.4 million at December 31, 2013.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, increased to $108.9 million at December 31, 2014 compared to $86.2 million at December 31, 2013.

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

During 2014, the Company’s pre-tax pre-provision operating income was $243.7 million, and shows a decrease of 2.3% compared with $249.4 million for 2013. Pre-tax pre-provision operating income is calculated as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$408,475	$409,672	$157,290
Core non-interest income:
Banking service revenue	40,712	44,239	13,573
Wealth management revenue	29,855	30,924	25,350
Mortgage banking activities	7,381	10,994	8,706
Total core non-interest income	77,948	86,157	47,629
Non-interest expenses	242,725	264,136	131,808
Less merger and restructuring charges	-	(17,660)	(4,990)
	242,725	246,476	126,818
Total pre-tax pre-provision operating income	$243,698	$249,353	$78,101

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

At December 31, 2014, tangible common equity to total assets and tangible common equity to risk-weighted assets increased to 9.14% and 14.04%, respectively, from 7.61% and 12.13%, respectively, at December 31, 2013. Total equity to risk-weighted assets and Tier 1 common equity to risk-weighted assets at December 31, 2014 increased to 19.44% and 11.88%, respectively, from 17.29% and 10.46%, respectively, at December 31, 2013.

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

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$485,257	$493,632	6.94%	6.58%	$6,992,631	$7,499,993
Tax equivalent adjustment	50,793	41,106	0.73%	0.55%	-	-
Interest-earning assets - tax equivalent	536,050	534,738	7.67%	7.13%	6,992,631	7,499,993
Interest-bearing liabilities	76,782	83,960	1.15%	1.12%	6,663,591	7,482,019
Tax equivalent net interest income / spread	459,268	450,778	6.52%	6.01%	329,040	17,974
Tax equivalent interest rate margin			6.57%	6.01%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	48,242	48,456	3.33%	2.60%	1,450,778	1,862,274
Trading securities	151	117	8.67%	6.56%	1,741	1,784
Interest bearing cash and money market investments	1,311	1,157	0.23%	0.21%	573,403	540,724
Total investments	49,704	49,730	2.45%	2.07%	2,025,922	2,404,782
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	40,978	43,531	5.21%	5.71%	786,607	762,403
Commercial	64,328	32,891	5.41%	4.95%	1,190,038	663,968
Consumer	15,367	8,058	10.04%	9.34%	153,067	86,250
Auto and leasing	51,971	21,181	10.38%	9.94%	500,720	213,127
Total originated non-covered loans	172,644	105,661	6.56%	6.12%	2,630,432	1,725,748
Acquired
Mortgage	37,612	42,740	5.46%	5.60%	689,408	763,195
Commercial	73,403	114,492	11.29%	9.38%	649,936	1,220,471
Consumer	15,412	21,147	13.70%	13.13%	112,477	161,120
Auto	47,513	68,093	8.62%	7.99%	551,186	852,165
Total acquired non-covered loans	173,940	246,472	8.68%	8.22%	2,003,007	2,996,951
Total non-covered loans	346,584	352,133	7.48%	7.46%	4,633,439	4,722,699
Loans covered under shared loss agreements with the FDIC	88,969	91,769	26.70%	24.64%	333,270	372,512
Total loans	435,553	443,902	8.77%	8.71%	4,966,709	5,095,211
Total interest earning assets	485,257	493,632	6.94%	6.58%	6,992,631	7,499,993

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	715,729	751,757
NOW Accounts	8,001	11,151	0.56%	0.77%	1,417,272	1,452,030
Savings and money market	8,097	9,481	0.69%	1.01%	1,169,482	938,450
Individual retirement accounts	3,760	4,832	1.15%	1.35%	325,678	358,605
Retail certificates of deposits	6,852	11,203	1.39%	1.66%	491,485	674,241
Total core deposits	26,710	36,667	0.65%	0.88%	4,119,646	4,175,083
Institutional deposits	4,961	9,983	1.42%	1.66%	348,742	602,769
Brokered deposits	5,715	7,068	0.82%	0.86%	697,756	821,112
Total wholesale deposits	10,676	17,051	1.02%	1.20%	1,046,498	1,423,881
	37,386	53,718	0.72%	0.96%	5,166,144	5,598,964
Deposits fair value premium amortization	(4,773)	(14,400)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,341	1,659	0.00%	0.00%	-	-
Total deposits	33,954	40,977	0.66%	0.73%	5,166,144	5,598,964
Borrowings:
Securities sold under agreements to repurchase	29,654	29,249	2.85%	2.16%	1,041,378	1,353,011
Advances from FHLB and other borrowings	9,185	8,620	2.58%	2.05%	355,322	419,880
Subordinated capital notes	3,989	5,114	3.96%	4.64%	100,747	110,164
Total borrowings	42,828	42,983	2.86%	2.28%	1,497,447	1,883,055
Total interest bearing liabilities	76,782	83,960	1.15%	1.12%	6,663,591	7,482,019
Net interest income / spread	$408,475	$409,672	5.79%	5.46%
Interest rate margin			5.84%	5.46%
Excess of average interest-earning assets over average interest-bearing liabilities					$329,040	$17,974
Average interest-earning assets to average interest-bearing liabilities ratio					104.94%	100.24%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(7,835)	$7,809	$(26)
Loans	(16,322)	7,973	(8,349)
Total interest income	(24,157)	15,782	(8,375)
Interest Expense:
Deposits	(3,168)	(3,855)	(7,023)
Repurchase agreements	(6,737)	7,142	405
Other borrowings	(1,917)	1,357	(560)
Total interest expense	(11,822)	4,644	(7,178)
Net Interest Income	$(12,335)	$11,138	$(1,197)

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$493,632	$260,808	6.58%	4.42%	$7,499,993	$5,898,706
Tax equivalent adjustment	41,106	39,315	0.55%	0.67%	-	-
Interest-earning assets - tax equivalent	534,738	300,123	7.13%	5.09%	7,499,993	5,898,706
Interest-bearing liabilities	83,960	103,517	1.12%	1.83%	7,482,019	5,651,253
Tax equivalent net interest income / spread	450,778	196,606	6.01%	3.26%	17,974	247,453
Tax equivalent interest rate margin			6.01%	3.33%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	48,456	93,728	2.60%	2.81%	1,862,274	3,330,238
Trading securities	117	23	6.56%	5.10%	1,784	451
Interest bearing cash and money market investments	1,157	1,658	0.21%	0.22%	540,724	758,950
Total investments	49,730	95,409	2.07%	2.33%	2,404,782	4,089,639
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	43,531	48,202	5.71%	5.74%	762,403	840,283
Commercial	32,891	16,891	4.95%	5.34%	663,968	316,329
Consumer	8,058	2,840	9.34%	7.01%	86,250	40,511
Auto and leasing	21,181	2,499	9.94%	8.25%	213,127	30,301
Total originated non-covered loans	105,661	70,432	6.12%	5.74%	1,725,748	1,227,424
Acquired
Mortgage	42,740	1,767	5.60%	5.78%	763,195	30,591
Commercial	114,492	3,742	9.38%	6.63%	1,220,471	56,464
Consumer	21,147	1,430	13.13%	19.72%	161,120	7,250
Auto	68,093	2,652	7.99%	6.89%	852,165	38,467
Total acquired non-covered loans	246,472	9,591	8.22%	7.22%	2,996,951	132,772
Total non-covered loans	352,133	80,023	7.46%	5.88%	4,722,699	1,360,196
Loans covered under shared loss agreements with the FDIC	91,769	85,376	24.64%	19.02%	372,512	448,871
Total loans	443,902	165,399	8.71%	9.14%	5,095,211	1,809,067
Total interest earning assets	493,632	260,808	6.58%	4.42%	7,499,993	5,898,706

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2013	2012	2013	2012	2013	2012
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Non-interest bearing deposits	-	-	0.00%	0.00%	751,757	207,553
NOW Accounts	11,151	8,593	0.77%	0.96%	1,452,030	896,538
Savings and money market	9,481	2,443	1.01%	0.94%	938,450	259,115
Individual retirement accounts	4,832	6,422	1.35%	1.74%	358,605	369,493
Retail certificates of deposits	11,203	7,034	1.66%	2.06%	674,241	342,287
Total core deposits	36,667	24,492	0.88%	1.18%	4,175,083	2,074,986
Institutional deposits	9,983	2,047	1.66%	1.84%	602,769	111,129
Brokered deposits	7,068	3,633	0.86%	1.78%	821,112	203,546
Total wholesale deposits	17,051	5,680	1.20%	1.81%	1,423,881	314,675
	53,718	30,172	0.96%	1.26%	5,598,964	2,389,661
Deposits fair value premium amortization	(14,400)	(719)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,659	196	0.00%	0.00%	-	-
Total deposits	40,977	29,649	0.73%	1.24%	5,598,964	2,389,661
Borrowings:
Securities sold under agreements to repurchase	29,249	60,575	2.16%	2.09%	1,353,011	2,893,345
Advances from FHLB and other borrowings	8,620	10,906	2.05%	3.56%	419,880	306,087
FDIC-guaranteed term notes	-	909	0.00%	4.16%	-	21,875
Subordinated capital notes	5,114	1,479	4.64%	3.67%	110,164	40,285
Total borrowings	42,983	73,869	2.28%	2.26%	1,883,055	3,261,592
Total interest bearing liabilities	83,960	103,518	1.12%	1.83%	7,482,019	5,651,253
Net interest income / spread	$409,672	$157,290	5.46%	2.59%
Interest rate margin			5.46%	2.67%
Excess of average interest-earning assets over average interest-bearing liabilities					$17,974	$247,453
Average interest-earning assets to average interest-bearing liabilities ratio					100.24%	104.38%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(39,307)	$(6,372)	$(45,679)
Loans	213,354	65,149	278,503
Total interest income	174,047	58,777	232,824
Interest Expense:
Deposits	39,818	(28,490)	11,328
Repurchase agreements	(32,248)	922	(31,326)
Other borrowings	5,841	(5,401)	440
Total interest expense	13,411	(32,969)	(19,558)
Net Interest Income	$160,636	$91,746	$252,382

Net Interest Income

Comparison of years ended December 31, 2014 and 2013

Net interest income is a function of the difference between rates earned on the Company’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Company constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2014 and 2013.

Net interest income amounted to $408.5 million, a slight decrease of 0.3% from $409.7 million for 2013. This change reflects a decrease of 1.8% in interest income from loans and a 17.1% decrease in interest expense from deposits, when comparing the years 2014 and 2013.

Interest rate spread for 2014 increased 33 basis points to 5.79% from 5.46% in 2013. This increase is mainly due to the net effect of a 36 basis point increase in the average yield of interest-earning assets from 6.58% to 6.94%, and a 3 basis point increase in the average cost of funds from 1.12% to 1.15%.

Interest income for 2014 decreased to $485.3 million from $493.6 million in 2013. Such decrease reflects $24.2 million reduction in the volume of interest-earning assets, partially offset by an increase in rate of $15.8 million. Interest income from loans decreased 1.9% to $435.6 million, primarily reflecting a decrease in volume of $16.3 million, partially offset by an $8.0 million increase in interest rate. Interest income from investments remained leveled at $49.7 million compared to 2013, reflecting a decrease in volume of $7.8 million, offset by a $7.8 million increase in interest rate.

Interest expense for 2014 decreased 8.5% to $76.8 million from $84.0 million in 2013. The decrease was primarily the net result of an $11.8 million decrease in the volume of interest-bearing liabilities and an increase of $4.6 million in interest rate. The decrease in interest-bearing liabilities was mostly due to the decrease in repurchase agreements volume of $6.7 million, and a decrease in deposits volume of $3.2 million and deposits interest rate of $3.9 million, partially offset by a $7.1 million increase in repurchase agreements interest rate. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 24 basis points to 0.72% for 2014, compared to 0.96% for 2013. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 58 basis points to 2.86% from 2.28%.

For 2014, the average balance of total interest-earning assets was $6.993 billion, a decrease of $507.4 million, or 6.8%, from 2013. Such decrease was mainly attributable to a decline of $378.9 million, or 22.1%, in average investment securities, resulting from sales, redemptions and maturities during 2014. The average yield on interest-earning assets was 6.94% compared to 6.58% for 2013. The yield of the investment portfolio increased to 2.45% from 2.07%. Increase in investment yield is related to lower premium amortization in the mortgage-backed securities portfolio from the extension of the duration of the portfolio as a result of the level of market rates.

Comparison of years ended December 31, 2013 and 2012

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

For 2013, the average balance of total interest-earning assets was $7.5 billion, an increase of 27.1% compared to 2012. The increase in average balance of interest-earning assets was mainly attributable to an increase of 181.6% in average loans for 2013, resulting from the acquisition of the BBVAPR loan portfolio, mitigated by a reduction of 41.1% in the average investments for 2013 as a result of the aforementioned sale of investments as part of the deleverage plan in connection with the BBVAPR Acquisition. For 2013, the average yield on interest-earning assets was 6.58% compared to 4.42% for 2012. This was mainly due to the increase in average balance and higher average yields in the non-covered loan portfolio, which their average yield increased to 7.46% for 2013 from 5.88% for 2012.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2014	2013	Variance	2012
	(Dollars in thousands)
Banking service revenue	$40,712	$44,239	-8.0%	$13,573
Wealth management revenue	29,855	30,924	-3.5%	25,350
Mortgage banking activities	7,381	10,994	-32.9%	8,706
Total banking and financial service revenue	77,948	86,157	-9.5%	47,629

FDIC shared-loss expense, net:
FDIC indemnification asset expense	(62,285)	(66,253)	6.0%	(25,805)
Change in true-up payment obligation	(3,471)	(3,014)	-15.2%	(2,217)
	(65,756)	(69,267)	5.1%	(28,022)

Net gain (loss) on:
Sale of securities available for sale	4,366	-	100.0%	74,210
Derivatives	(608)	(1,526)	60.2%	(42,048)
Early extinguishment of debt	-	1,061	-100.0%	(26,052)
Other non-interest income	1,372	670	104.8%	338
	(60,626)	(69,062)	12.2%	(21,574)
Total non-interest income, net	$17,322	$17,095	1.3%	26,055

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

Comparison of the years ended December 31, 2014 and 2013

As shown in Table 2 above, the Company recorded non-interest income in the amount of $17.3 million, compared to $17.1 million for 2013, an increase of $228 thousand.

The FDIC shared-loss expense, net, decreased to $65.8 million for 2014, as compared to $69.3 million for 2013. This amortization is decreasing as the majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three-year period.

The true-up payment obligation increased to $3.5 million for 2014, as compared to $3.0 million in 2013. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 8.0% to $40.7 million for 2014, from $44.2 million in 2013. The decrease in banking services revenues is mostly due to a $1.5 million decrease in retail checking account fees, as customers have shifted to lower fee account products, a $733 thousand decrease in credit card interchange income, and a $1.1 million decrease in other loan fees due to a non-recurrent prepayment penalty from a commercial loan cancellation during 2013.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 3.5% to $29.9 million for 2014, compared to $30.9 million in 2013. This decrease is mainly due to a decrease in Oriental Financial Services revenues subject to commissions which is attributable to lower trading activity in Puerto Rico bonds and mutual funds as a result of current local economic conditions.

Income generated from mortgage banking activities decreased 32.9% to $7.4 million for 2014, compared to $11.0 million for 2013. The decrease in mortgage banking activities is mainly due to higher losses in repurchased loans and a decrease in sales when compared to 2013.

Comparison of the years ended December 31, 2013 and 2012

There was no gain or loss on the sale of securities in 2013 as compared to gains of $74.2 million 2012. Losses from derivative activities were only $1.5 million in 2013, compared to losses of $42.0 million in 2012. Gain on extinguishment of debt of $1.1 million in 2013, compared to losses of $26.1 million in 2012. The 2012 results reflect $12.9 million in net costs for deleveraging the balance sheet.

Also, the increase in the FDIC shared-loss expense, net to $69.3 million for 2013, compared to $28.0 million for 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.  Forecasted losses show a decreasing trend during 2013 as compared to the projections in 2012. The reduction in claimable losses amortizes the shared-loss indemnification asset through the life of the shared loss agreements. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. During 2013, the net amortization included $16.6 million of additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction and leasing loan pools. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family loans whose loss share period ends by the second quarter of 2015, although the recovery share period extends for an additional three-year period.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 225.0% to $44.2 million in 2013, from $13.6 million for 2012. This increase for 2013 is attributable to an increase in transaction volume due to the larger deposit portfolio, as a result of the BBVAPR Acquisition.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 22.0% to $30.9 million for 2013, compared to $25.4 million for 2012. This increase is mainly due to increased brokerage, trust and insurance business and transactions as a result of the BBVAPR Acquisition.

Income generated from mortgage banking activities for the year ended 2013 was $11.0 million compared to $8.7 million in 2012, reflecting an increase of 26.8%. The Company sells the majority of its originated loans into secondary markets. The increase in loan production is offset by the effect of the rise in interest rates during 2013 when compared to 2012, resulting in decreased profit margins from the sale of mortgage loans.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2014	2013	Variance %	2012
	(Dollars in thousands)
Compensation and employee benefits	$85,283	$91,957	-7.3%	$45,778
Professional and service fees	15,996	21,321	-25.0%	17,500
Occupancy and equipment	34,710	34,408	0.9%	17,530
Insurance	8,830	8,795	0.4%	6,742
Electronic banking charges	19,081	16,702	14.2%	6,268
Information technology expenses	6,019	10,546	-42.9%	4,774
Advertising, business promotion, and strategic initiatives	7,014	7,025	-0.2%	6,254
Merger and restructuring charges	-	17,660	-100.0%	4,990
Foreclosure, repossession and other real estate expenses	25,125	16,484	52.4%	7,628
Loan servicing and clearing expenses	7,567	7,588	-0.3%	3,309
Taxes, other than payroll and income taxes	14,409	15,539	-7.3%	3,502
Communication	3,430	3,377	1.6%	1,627
Printing, postage, stationery and supplies	2,533	3,459	-26.8%	1,254
Director and investor relations	1,106	1,098	0.7%	1,039
Other operating expenses	11,622	8,177	42.1%	3,613
Total non-interest expenses	$242,725	$264,136	-8.1%	$131,808
Relevant ratios and data:
Efficiency ratio	49.90%	53.27%		64.05%
Compensation and benefits to non-interest expense	35.14%	34.81%		34.73%
Compensation to average total assets owned	1.10%	1.08%		0.70%
Average number of employees	1,567	1,564		781
Average compensation per employee	$54.4	$58.8		$58.6
Average loans per average employee	$3,170	$3,258		$2,316

Non-Interest Expenses

Comparison of years December 31, 2014 and 2013

Non-interest expense for 2014 was $242.7 million, representing a decrease of 8.1% compared to $264.1 million in the previous year. The decrease is due mainly to the non-recurring merger and restructuring charges of $17.7 million incurred during 2013 for the BBVAPR Acquisition and to the decrease of $6.7 million in compensation and employee benefits.

Compensation and employee benefits decreased 7.3% to $85.3 million from $92.0 million in 2013. The decrease is due mainly to the impact of the assessment of employee bonuses required pursuant to the BBVAPR Acquisition of $4.3 million for 2013, a $929 thousand decrease in fixed compensation mainly due to consolidation of employee positions, a decrease in loan incentives of $844 thousand related to lower new loan production during 2014, a decrease in stock option expense of $788 thousand mainly from stock option forfeitures, and a decrease of $1.3 million in commissions paid by the securities broker-dealer due to lower business activity. This decrease was partially offset by a non-recurring accrual of $3.8 million for a voluntary early retirement program offered by the Company for qualified employees as a cost savings initiative for 2015. The increase in total employee headcount is mainly related to the conversion from temporary to regular employees, mainly concentrated in branches.

Professional and service fees decreased 25.0% to $16.0 million, as compared to $21.3 million in 2013. Professional and service fees primarily comprise legal expenses and consulting and outsourcing expenses. For 2014, legal expenses amounted to $5.1 million compared to $5.6 million in 2013. The decrease in professional and service fees is mainly related to consulting and outsourcing expenses which amounted to $3.9 million, compared to $5.5 million in 2013, and a decrease in audit fees which amounted to $1.8 million compared to $2.3 million in 2013. The decrease in consulting and outsourcing expenses is mainly related to loan servicing fees amounting to $3.0 million for a third-party loan servicer whose contract was terminated during the second quarter of 2013.

Information technology expenses decreased 42.9% to $6.0 million, as compared to $10.5 million, mostly due to systems integration during the end of the year 2013, as part of BBVAPR systems conversion.

The decreases in the foregoing non-interest expenses were partially offset by increases in foreclosure, repossession and other real estate expenses and in electronic banking charges.

Foreclosure, repossession and other real estate expenses increased 49.8% to $25.1 million, as compared to $16.5 million for the previous year, principally due to an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions.

Electronic banking charges increased 14.2% to $19.1 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

The decrease in non-interest expenses resulted in an improved efficiency ratio of 49.9% from 53.3% for 2013. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $53.7 million, compared to $69.0 million in 2013.

Comparison of years December 31, 2013 and 2012

Non-interest expense for 2013 reached $264.1 million, representing an increase of 100.4% compared to $131.8 million for 2012, due to the Company’s expanded operations as a result of the BBVAPR Acquisition.

Compensation and employee benefits increased 100.9% to $92.0 million for 2013, from $45.8 million for 2012. These increases are mainly driven by the integration of the employees of BBVAPR.

Professional and service fees increased 21.7% to $21.3 million for 2013 as compared to $17.5 million for 2012, mainly due to professional expenses related to the BBVAPR integration.

Occupancy and equipment expenses increased 96.8% to $34.5 million for 2013, as compared to $17.5 million for 2012, as a result of the BBVAPR Acquisition in which the Bank acquired 36 branches and the building where our new headquarters are located. During 2013, the Company consolidated 9 branches.

During 2013, the Company incurred $17.7 million in expenses related to the merger and restructuring charges.  This amount includes a $3.7 million charge related to an early termination of a contract with a third party servicer of certain loan portfolios acquired in the FDIC-assisted transaction, $3.6 million related to other cancellation fees, and $6.3 million related to systems integration.  These charges represent costs associated with these one-time activities and do not represent ongoing costs of the fully integrated combined organization.

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

Electronic banking charges increased 165.0% to $16.7 million for 2013 as compared to $6.3 million for 2012, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from our banking business growth from BBVAPR Acquisition.

Foreclosure, repossession and other real estate expenses for 2013 increased 116.1% to $16.5 million, as compared to $7.6 million for 2012, principally due to an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions.

The increase in the Company’s net-interest income resulted in a decrease in the efficiency ratio to 53.3% for 2013 from 64.1% from the prior year. The efficiency ratio measures how much of a company’s revenue is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investments securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of repurchase agreements, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits greater comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $69.0 million for 2013, compared to losses of $22.6 million for 2012. Revenue for purposes of the efficiency ratio for 2013 amounted to $494.9 million, compared to $206.1 million for 2012.

Provision for Loan and Lease Losses

Comparison of years December 31, 2014 and 2013

Provision for non-covered loan and lease losses decreased $12.6 million to $55.0 million when compared to $67.6 million in 2013, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of non-performing residential mortgage loans. Provision for covered loan and lease losses increased 6.5% to $5.7 million from $5.3 million in 2013. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for 2014 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for non-covered loans, excluding acquired loans, decreased $24.2 million to $31.4 million, when compared to $55.6 million in 2013. This was the result of a decrease in the provision for mortgage loans of 87.8% to $4.3 million and a recapture for commercial loans of $4.4 million compared to a provision of $3.3 million in 2013, which was partially offset by an increase in the provision for auto and leasing of 127.4% to $23.6 million and an increase in the provision for consumer loans of 33.1% to $8.3 million.

Total charge-offs on non-covered loans, excluding acquired loans, decreased 19.1% to $39.3 million, as compared to $48.5 million in 2013.  This was the result of a 86.3% decrease in mortgage charge-offs to $5.0 million and a 58.8% decrease in commercial charge-offs to $2.4 million, partially offset by a 466.0% increase in auto and leasing charge-offs to $26.0 million and a 289.4% increase in consumer charge-offs to $5.8 million.

Total recoveries increased from $2.1 million to $10.2 million. As a result, the recoveries to charge-offs ratio increased from 4.37% to 25.95%. Net credit losses, excluding acquired loans, decreased $17.4 million to $29.1 million, representing 4.42% of average non-covered loans outstanding versus 2.69% for 2013.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $12.9 million, as compared to $9.1 million in 2013. Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $10.6 million compared to $2.9 million in 2013. The provision for 2014 reflects the Company’s revision of the expected cash flows in the non-covered acquired loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining term of the loan pools. Provision for covered loan and lease losses was $5.7 million, compared to $5.3 million in 2013, reflecting the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Comparison of years December 31, 2013 and 2012

The provision for non-covered loan and lease losses for the year 2013 totaled $67.6 million, an increase of 387.6% from the $13.9 million in 2012, mostly related to the increase in loan portfolio as a result of the BBVAPR Acquisition. The provision for non-covered loan and leases for 2013 also includes the net impact of $21.0 million in additional provision for loan and lease losses from the reclassification to held-for-sale of non-performing residential mortgage loans with a book value of $55.2 million. During the third quarter we completed the sale of these loans that consisted of most of the Company’s residential non-performing loans originated before 2010. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for 2013 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

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

The loans acquired in the BBVAPR Acquisition accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium) were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for 2013 was $2.4 million. Loans acquired in the BBVAPR Acquisition accounted for under ASC 310-30 (loans acquired with deteriorated credit quality, including those by analogy) were also recognized at fair value as of December 18, 2012, which included the impact of expected credit losses. Provision for loan and lease losses on these loans for 2013 was $2.9 million.

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

Income Taxes

Comparison of years December 31, 2014 and 2013

The income tax expense for 2014 amounted $37.2 million, compared to an income tax benefit of $8.7 million for 2013. Notwithstanding, the effective income tax rate for 2014 was 30.43% compared with the maximum income tax statutory rate of 39%.  During 2013, the Company recognized a $38.1 million income tax benefit from the increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30%.

Comparison of years December 31, 2013 and 2012

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

Comparison of years ended December 31, 2014 and 2013

Banking

Net interest income of the Banking segment slightly decreased $2.5 million for 2014, or 1.0%, reflecting a decrease of 2.0% in interest income from loans, partially offset by a decrease of 17.4% in interest expense. The decrease in interest income mainly reflects a decrease in loan volume, as acquired loans continue to mature at higher level at higher level than the increase in the originated loans.

Provision for non-covered loans losses decreased $12.6 million to $55.0 million when compared to $67.6 million for 2013, which included the impact of a $21.0 million additional provision due to the reclassification to held-for-sale of non-performing residential mortgage loans. Provision for covered loans losses increased $345 thousand when compared to 2013.

Non-interest loss decreased $4.0 million to $13.4 million when compared to $17.4 million in 2013, mainly as a result of a decrease of $3.5 million in net FDIC shared-loss expense from $69.3 million. In addition, for 2013, the Company recognized a realized loss of $1.5 million from the sale of performing and non-performing residential mortgage loans, which was not the case in 2014.

Banking service revenues decreased, mostly due to a $1.5 million decrease in retail checking account fees, as customers have shifted to lower fee account products, a $733 thousand decrease in credit card interchange income, and a $1.1 million decrease in other loan fees due to a non-recurrent prepayment penalty from a commercial loan cancellation during 2013.

Non-interest expense of $214.0 million decreased 3.8% when compared to 2013, mainly due to $17.7 million in non-recurring merger and restructuring charges during 2013 compared to none in 2014. This decrease was partially offset by an increase in foreclosure, repossession and other real estate expenses of $8.6 million to $25.1 million, principally caused by an increase in foreclosures and a decrease in the fair value of real estate as a result of current local economic conditions. Also, there was an increase in electronic banking charges of $2.4 million to $19.1 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Wealth Management

Wealth management income before income taxes increased $3.3 million, mostly due to a decrease of $4.9 million in non-interest expense, partially offset by a decrease of $2.1 million in non-interest income.

Wealth management revenues, which consist of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased to $28.5 million mostly as a result of current local economic conditions.

Non-interest expenses decreased to $21.7 million, mainly as commissions paid by the securities broker-dealer decreased when compared to 2013. In addition, other operating expenses decreased as a result of cost reduction strategies.

Treasury

Average investments decreased 15.8% resulting from sales, redemptions and maturities in 2014. Interest income from investments increased 3.3% and the yield increased to 2.45% from 2.07% in 2013. Increase in yield is related to lower premium amortization in the mortgage-backed securities portfolio from the extension of the duration of the portfolio as a result of the level of market rates. Interest expenses remained leveled at $42 million for 2014 and 2013.

Non-interest expenses of the treasury segment, mainly composed of indirect expenses allocated from support departments decreased 53.44% to $7.0 million as part of the Company’s general expenses reduction.

During 2014, the classification of certain cash accounts was revised to more accurately depict the nature of the underlying segments. This reclassification resulted in a reduction in banking segment total assets of approximately $1.190 billion, with a corresponding increase in treasury segment total assets of $830.9 million and a decrease in total assets eliminations of $358.8 million in 2013. The Company evaluated the impact of this reclassification on the total assets allocated to these segments and determined that the effect of this adjustment was not material to any previously reported results.

Comparison of years ended December 31, 2013 and 2012

Banking

Net interest income increased $260.1 million from 2012, reflecting an increase of $279.9 million in interest income, of which $278.5 million was from loans, and an increase of $19.8 million in interest expense. Interest income from loans increased 168.4% for 2013, mainly due to the loan portfolio acquired as part of the BBVAPR Acquisition.

Provision for non-covered loan losses totaled $67.6 million, an increase of $53.7 million when compared to $13.9 million in 2012, mostly related to the increase in loan portfolio as a result of BBVAPR Acquisition. The provision for non-covered loan and leases for 2013 also included the net impact of $21.0 million in additional provision for loan and lease losses from the reclassification to held-for-sale of non-performing residential mortgage loans with a book value of $55.2 million, most which were sold subsequently during 2013.

Banking service increased 223.7% to $44.7 million in 2013, from $13.8 million for 2012. This increase for 2013 is attributable to an increase in transaction volume due to the larger deposit portfolio, as a result of the BBVAPR Acquisition.

The increase in the FDIC shared-loss expense to $69.3 million for 2013, compared to $28.0 million for 2012, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.

Non-interest expense for 2013 reached $222.4 million, representing an increase of 146.6% compared to $90.2 million for 2012, due to the Company’s expanded operations as a result of the BBVAPR Acquisition.

Wealth Management

Wealth management revenue increased 22.0% to $30.9 million for 2013, compared to $25.4 million for 2012. This increase is mainly due to increased brokerage, trust and insurance business and transactions as a result of the BBVAPR Acquisition.

Non-interest expenses decreased 7.3% to $26.6 million from $28.7 million for 2012, mostly from reduction on bonus accrual.

Treasury

Average investments decreased 41.2% resulting from the sale of securities available-for-sale as part of the deleverage executed during the third and fourth quarter of 2012 in connection with the BBVAPR Acquisition.

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

Non-interest expenses, mainly composed of indirect expenses allocated from support departments increased 17.2% to $15.1 million as part of the Company’s expanded operations as a result of the BBVAPR Acquisition.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2014, the Company’s total assets amounted to $7.449 billion representing a decrease of 8.7%, or $708.9 million, when compared to $8.158 billion at December 31, 2013. This reduction is mainly due to a decrease in investment securities available-for-sale of 23.4%, or $371.9 million, from $1.588 billion to $1.217 billion, partially offset by a $162.8 million increase in investment securities held-to-maturity, a decrease in loans of $192.8 million, or 3.8%, a decrease of securities purchased under agreements to resell of $60.0 million, and a decrease in other assets of $243.4 million, or 16.6%.

At December 31, 2014, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 75% and 25%, respectively, at December 31, 2013.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2014, the Company’s loan portfolio decreased by 3.8% to $4.827 billion compared to $5.019 billion at December 31, 2013. At December 31, 2014, the covered loan portfolio decreased $58.1 million, or 16.2% from December 31, 2013 as the loans continue to pay down. At December 31, 2014, the non-covered loan portfolio decreased $134.7 million or 2.8%, primarily due to maturities and early pay-downs of some commercial loans.

The FDIC indemnification asset amounted to $97.4 million at December 31, 2014 and $189.2 million as of December 31, 2013, representing a 48.5% reduction. The decrease in the FDIC indemnification asset is mainly related to $47.7 million in reimbursements from FDIC and $62.3 million in amortization of the FDIC indemnification asset during 2014. This amortization is decreasing as most of the FDIC indemnification ends in the second quarter of 2015.

Cash and due from banks amounted to $577.2 million and $696.5 million at December 31, 2014 and 2013, respectively, representing a reduction of $119.3 million, or 17.1%.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At December 31, 2014, the investment portfolio decreased 13.2% to $1.402 billion from $1.615 billion at December 31, 2013. This decrease is mostly due to a reduction of $45.1 million in FNMA and FHLMC certificates, $38.3 million in CMOs issued by US government-sponsored agencies, $98.5 million in Puerto Rico government obligations, and $20.8 million in other debt securities, due to redemptions and maturities. In addition, during 2014, the Company sold $110.8 million of mortgage-backed available-for-sale securities taking advantage of market opportunities to realize gains and reduce some interest rate sensitivity. Recent purchases of investment securities were categorized as held-to-maturity. The Company’s management will determine the category of upcoming investment securities purchases based on the Company’s expectation at such time.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its securities broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, CPC, manages private retirement plans. At December 31, 2014, total assets managed by the Company’s trust division and CPC amounted to $2.841 billion, compared to $2.797 billion at December 31, 2013. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2014, total assets gathered by Oriental Financial Services from its customer investment accounts increased 5.2% to $2.622 billion, compared to $2.493 billion at December 31, 2013. Changes in trust and broker-dealer related assets primarily reflect an increase in portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31,
	2014	2013	Variance %	2012
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,172,262	$1,217,330	-3.7%	$1,693,447
Obligations of US government-sponsored agencies	7,182	10,649	-32.6%	21,847
US Treasury securities	-	-	0.0%	26,496
CMOs issued by US government-sponsored agencies	176,129	214,394	-17.8%	291,400
GNMA certificates	4,752	7,816	-39.2%	15,164
Puerto Rico government and public instrumentalities	15,671	114,190	-86.3%	120,521
FHLB stock	21,169	24,450	-13.4%	38,411
Other debt securities	3,294	24,047	-86.3%	25,411
Other investments	1,597	1,933	-17.4%	568
Total investments	1,402,056	1,614,809	-13.2%	2,233,265
Loans:
Non-covered loans	4,582,713	4,670,227	-1.9%	4,738,106
Allowance for loan and lease losses on non-covered loans	(69,517)	(54,298)	-28.0%	(39,921)
Non-covered loans receivable, net	4,513,196	4,615,929	-2.2%	4,698,185
Mortgage loans held for sale	14,539	46,529	-68.8%	64,145
Total non-covered loans, net	4,527,735	4,662,458	-2.9%	4,762,330
Covered loans	363,156	409,690	-11.4%	449,431
Allowance for loan and lease losses on covered loans	(64,245)	(52,729)	-21.8%	(54,124)
Total covered loans, net	298,911	356,961	-16.3%	395,307
Total loans, net	4,826,646	5,019,419	-3.8%	5,157,637
Securities purchased under agreements to resell	-	60,000	-100.0%	80,000
Total securities and loans	6,228,702	6,694,228	-7.0%	7,470,902
Other assets:
Cash and due from banks (including restricted cash)	577,159	696,501	-17.1%	855,490
Money market investments	4,675	6,967	-32.9%	13,205
FDIC indemnification asset	97,378	189,240	-48.5%	302,295
Foreclosed real estate	95,661	90,024	6.3%	74,173
Accrued interest receivable	21,345	18,734	13.9%	14,654
Deferred tax asset, net	108,708	137,564	-21.0%	126,652
Premises and equipment, net	80,599	82,903	-2.8%	84,997
Servicing assets	13,992	13,801	1.4%	10,795
Derivative assets	8,107	20,502	-60.5%	21,889
Goodwill	86,069	86,069	0.0%	86,069
Other assets and customers' liability on acceptances	126,714	121,482	4.3%	150,637
Total other assets	1,220,407	1,463,787	-16.6%	1,740,856
Total assets	$7,449,109	$8,158,015	-8.7%	$9,211,758
Investments portfolio composition:
FNMA and FHLMC certificates	83.7%	75.4%		75.8%
Obligations of US government-sponsored agencies	0.5%	0.7%		1.0%
US Treasury securities	0.0%	0.0%		1.2%
CMOs issued by US government-sponsored agencies	12.6%	13.3%		13.0%
GNMA certificates	0.3%	0.5%		0.7%
Puerto Rico government and public instrumentalities	1.1%	7.1%		5.4%
FHLB stock	1.5%	1.5%		1.7%
Other debt securities and other investments	0.3%	1.5%		1.2%
	100.0%	100.0%		100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	December 31,
			Variance
	2014	2013	%	2012
	(Dollars in thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$791,751	$766,265	3.3%	$806,883
Commercial	1,289,732	1,127,657	14.4%	349,075
Consumer	186,760	127,744	46.2%	46,667
Auto and leasing	575,582	379,874	51.5%	37,577
Total originated and other loans and leases held for investment	2,843,825	2,401,540	18.4%	1,240,202
Acquired loans:
Accounted for under ASC 310-20
Commercial	12,675	77,681	-83.7%	350,242
Consumer	45,344	56,174	-19.3%	70,347
Auto	184,782	301,584	-38.7%	470,601
Total acquired loans accounted for under ASC 310-20	242,801	435,439	-44.2%	891,190
Accounted for under ASC 310-30
Mortgage	656,122	717,904	-8.6%	799,433
Commercial	452,201	545,117	-17.0%	1,133,844
Construction	106,361	126,427	-15.9%	-
Consumer	29,888	63,620	-53.0%	123,825
Auto	247,233	379,145	-34.8%	553,075
Total acquired loans accounted for under ASC 310-30	1,491,805	1,832,213	-18.6%	2,610,177
Total acquired loans	1,734,606	2,267,652	-23.5%	3,501,367
Total non-covered loans	4,578,431	4,669,192	-1.9%	4,741,569
Deferred loans fees, net	4,282	1,035	313.7%	(3,463)
Loans receivable	4,582,713	4,670,227	-1.9%	4,738,106
Allowance for loan and lease losses on non-covered loans	(69,517)	(54,298)	-28.0%	(39,921)
Loans receivable, net	4,513,196	4,615,929	-2.2%	4,698,185
Mortgage loans held-for-sale	14,539	46,529	-68.8%	64,145
Total non-covered loans, net	4,527,735	4,662,458	-2.9%	4,762,330
Covered loans:
Loans secured by 1-4 family residential properties	117,171	121,748	-3.8%	128,811
Construction and development secured by 1-4 family residential properties	19,562	17,304	13.0%	15,969
Commercial and other construction	221,917	264,249	-16.0%	289,070
Consumer	4,506	6,119	-26.4%	8,493
Leasing	-	270	-100.0%	7,088
Total covered loans	363,156	409,690	-11.4%	449,431
Allowance for loan and lease losses on covered loans	(64,245)	(52,729)	-21.8%	(54,124)
Total covered loans, net	298,911	356,961	-16.3%	395,307
Total loans receivable, net	$4,826,646	$5,019,419	-3.8%	$5,157,637

As shown in Table 5 above, total loans, net, amounted to $4.827 billion at December 31, 2014 and $5.019 billion at December 31, 2013.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $791.8 million (27.8% of the gross originated loan portfolio) compared to $766.3 million (31.9% of the gross originated loan portfolio) at December 31, 2013. Mortgage loan production totaled $215.4 million for 2014, which represents a decrease of 29.8% from $306.6 million in the previous year. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $42.2 million and $34.9 million at December 31, 2014 and 2013, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.290 billion (45.4% of the gross originated loan portfolio) compared to $1.128 billion (47.0% of the gross originated loan portfolio) at December 31, 2013. Commercial loan production decreased 63.1% to $262.9 million for 2014 from $700.8 million for 2013.

•         Consumer loan portfolio amounted to $186.8 million (6.6% of the gross originated loan portfolio) compared to $127.7 million (5.3% of the gross originated loan portfolio) at December 31, 2013. Consumer loan production increased 18.2% to $119.9 million for 2014 from $101.4 million for 2013.

•         Auto and leasing portfolio amounted to $575.6 million (20.2% of the gross originated loan portfolio) compared to $379.9 million (15.8% of the gross originated loan portfolio) at December 31, 2013. Auto and leasing production decreased by 14.4% to $321.2 million for 2014, compared to $375.3 million for 2013.

At December 31, 2014 and 2013, the Company's non-covered acquired loan portfolio composition was as follows:

	December 31, 2014		December 31, 2013
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio
	(Dollars in thousands)
Mortgage	$656,122	37.8%	$717,904	31.7%
Commercial	571,237	32.9%	749,225	33.0%
Consumer	75,232	4.3%	119,794	5.3%
Auto	432,015	24.9%	680,729	30.0%
	$1,734,606	100.00%	$2,267,652	100.00%

The following table summarizes the remaining contractual maturities of the Company's total gross non-covered loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2014. Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
			After One Year to
	Balance	One Year or Less	Five Years		After Five Years
	Outstanding at		Fixed	Variable	Fixed	Variable
	December 31,		Interest	Interest	Interest	Interest
	2014		Rates	Rates*	Rates	Rates*
	(In thousands)
Originated and other loans:
Mortgage	$791,751	$1,844	$12,384	$-	$777,015	$508
Commercial	1,289,732	590,936	299,514	204,984	77,989	116,309
Consumer	186,760	26,374	93,450	-	66,936	-
Auto and leasing	575,582	1,392	139,988	-	434,202	-
Total	$2,843,825	$620,546	$545,336	$204,984	$1,356,142	$116,817

Acquired loans accounted under ASC 310-20:
Commercial	$8,193	$7,095	$-	$1,098	$-	$-
Commercial secured by real estate	4,482	1,954	-	1,252	226	1,050
Consumer	45,344	45,344	-	-	-	-
Auto	184,782	9,091	175,384	-	307	-
Total	$242,801	$63,484	$175,384	$2,350	$533	$1,050

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2014
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$13,126	$235	1.79%	$22,193	$954	4.30%	$88,935	$1,811	2.04%
90 - 119 days	524	9	1.72%	365	16	4.38%	2,004	78	3.89%
120 - 179 days	125	6	0.00%	277	24	0.00%	650	45	6.92%
180 - 364 days	113	5	4.42%	-	-	0.00%	899	36	4.00%
365+ days	242	39	16.12%	1,073	429	39.98%	2,257	254	11.25%
Total	$14,130	$294	2.08%	$23,908	$1,423	5.95%	$94,745	$2,224	2.35%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.46%			0.77%			3.05%
Refinanced or Modified Loans:
Amount	$1,900	$170	8.95%	$196	$19	0.00%	$14,299	$1,161	8.12%
Percentage of Higher-Risk Loan Category	13.45%			0.82%			15.09%
Loan-to-Value Ratio:
Under 70%	$8,473	$199	2.35%	$2,457	$215	8.75%	$-	$-	-
70% - 79%	2,715	53	1.95%	3,238	191	5.90%	-	-	-
80% - 89%	762	23	3.02%	7,116	492	6.91%	-	-	-
90% and over	2,180	19	0.87%	11,097	525	4.73%	94,745	2,224	2.35%
	$14,130	$294	2.08%	$23,908	$1,423	5.95%	$94,745	$2,224	2.35%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2014
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$25,065	$-	$-	$25,065	Repayment sources include all available revenues of the Commonwealth
Public corporations	381,001	299,982	1,169	79,850	$79.9 million which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	212,932	-	1,174	211,758	Repayment from property taxes
Investment securities	20,931	-	443	20,488
Total	$639,929	$299,982	$2,786	$337,161

Some highlights follow on the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          48% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $318.5 million at December 31, 2014. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•          In June 2014, Puerto Rico enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which established procedures for the adjustment of debts of certain public corporations owned by the Commonwealth, which, as Puerto Rico governmental instrumentalities, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations, such as, for example, the PREPA, and promoting their economic independence.  In February 2015, the United States District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It also permanently enjoined the Commonwealth from enforcing the Recovery Act.  Although the Puerto Rico government has announced that it will appeal the district court’s decision, the Commonwealth’s current ability to restructure the debts of some of its public corporations, such as PREPA, remains uncertain, and a broad disorderly restructuring is possible.

•          Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day-to-day power generation activities of PREPA. Our participation in the line of credit has an unpaid principal balance of $200 million as of December 31, 2014. We, as part of the bank syndicate, agreed in August 2014 to extend our credit facilities with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors. PREPA also committed to deliver a full debt-restructuring plan by March 2, 2015.  After the extension, we classified the credit as substandard and a troubled-debt restructuring due to several factors, including (i) our agreement to forbear from commencing any legal proceedings against PREPA or exercising any other remedies until March 31, 2015, and to permit monthly interest-only payments during the forbearance period with a principal payment due at maturity; and (ii) PREPA’s weak liquidity position. We conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that the loan should be maintained in accrual status requiring no impairment. As of December 31, 2014, the loan is performing in accordance with the terms of the forbearance agreement.

•          On December 15, 2014, pursuant to the requirements of the forbearance agreement, PREPA presented to its forbearing creditors a preliminary business plan focusing on its short to medium-term prospects and analyzing PREPA’s operations, including generation, transmission, distribution and corporate services. The preliminary business plan includes PREPA’s projections for operating and capital needs under various scenarios to establish a baseline for ongoing discussions.

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

At December 31, 2014, the Company’s allowance for non-covered loan and lease losses amounted to $69.5 million, an increase from $54.3 million at December 31, 2013. At December 31, 2014, $51.4 million of the allowance corresponded to originated and other loans held for investment, or 1.81% of total non-covered originated and other loans held for investment, compared to $49.1 million or 2.04% of total non-covered originated and other loans held for investment at December 31, 2013. The allowance increased as a result of a $31.4 million provision for loan and lease losses and $10.2 million of recoveries, which were partially offset by charge-offs of $39.3 million during 2014. The allowance for residential mortgage loans and commercial loans decreased by 1.3% (or $258 thousand), and 43.4% (or $6.5 million), respectively, when compared with the balances recorded at December 31, 2013. The allowance for consumer loans and auto and leases increased by 51.0% (or $3.1 million) and 81.2% (or $6.4 million), respectively, when compared with the balances recorded at December 31, 2013. The unallocated allowance at December 31, 2014 decreased by 99.7% when compared with the balance of $374 thousand recorded at December 31, 2013. Changes are related to the level of losses, evolution, and the current trends of the portfolios.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under the provisions of ASC 310-20 at December 31, 2014 was $4.6 million compared to $2.4 million at December 31, 2013, a 95.3% increase. The allowance increased as a result of a $12.9 million provision for loan and lease losses and $2.8 million of recoveries, which were partially offset by $13.4 million in charge-offs during the year ended December 31, 2014. The allowance for commercial loans decreased by 93.0% (or $860 thousand), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans increased by 100% (or $1.2 million) and 132.6% (or $1.9 million), respectively, when compared with the balances recorded at December 31, 2013, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under ASC-310-30 at December 31, 2014 was $13.5 million as compared to $2.9 million at December 31, 2013. The allowance increased as a result of a $10.6 million provision for loan and lease losses during 2014. The allowance for commercial loans increased by 686.7% (or $11.8 million), when compared with the balance recorded at December 31, 2013. The allowance for consumer and auto loans decreased by 98.8% (or $413 thousand) and 100% (or $732 thousand), respectively, when compared with the balances recorded at December 31, 2013.

Allowance for loan and lease losses recorded for covered loans at December 31, 2014 was $64.2 million as compared to $52.7 million at December 31, 2013. The allowance increased as a result of a $5.7 million provision for loan and lease losses and $5.8 million of FDIC shared-loss portion of provision for covered loan and lease losses during 2014. The allowance for loan and lease losses on covered loans is accounted under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2014 and 2013, the Company had $108.9 million and $86.2 million, respectively, of non-accrual loans, including acquired loans accounted under ASC 310-20 (loans with revolving feature and/or acquired at a premium). At December 31, 2014 and 2013, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $274.4 million and $66.5 million, respectively. The increase was primarily due to the classification of our participation in the PREPA fuel line of credit as a troubled-debt-restructuring.

Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA, a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of December 31, 2014. The Company, as part of the bank syndicate, agreed during the third quarter to extend its credit facility with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board.  PREPA also committed to delivering a full debt restructuring plan by March 2, 2015.  After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest. Based on the experience and knowledge of the borrower, independent scenarios were developed to assess the collectability of the Company’s current credit exposure to PREPA.  Such scenarios project very probable outcomes based on a conservative set of assumptions related to PREPA’s ability for future cash flow generation. The Company concluded that the loan should be maintained in accrual status requiring no impairment. Based on the experience and knowledge of the borrower, independent scenarios were developed to assess the collectability of the Company’s current credit exposure to PREPA.  Such scenarios project very probable outcomes based on a conservative set of assumptions related to PREPA’s ability for future cash flow generation. The Company concluded that the loan should be maintained in accrual status requiring no impairment. On December 15, 2014, pursuant to the requirements of the forbearance agreement, PREPA presented to its forbearing creditors a preliminary business plan focusing on its short to medium-term prospects and analyzing PREPA’s operations, including generation, transmission, distribution and corporate services.  The preliminary business plan includes PREPA’s projections for operating and capital needs under various scenarios to establish a baseline for ongoing discussions.

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

At December 31, 2014, the Company’s non-performing assets increased by 14.7% to $178.1 million (4.30% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $155.3 million (3.78% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2013. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At December 31, 2014, the allowance for non-covered originated loan and lease losses to non-performing loans coverage ratio was 49.11% (61.52% at December 31, 2013).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At December 31, 2014, the Company’s originated non-performing mortgage loans totaled $72.8 million (66.8% of the Company’s non-performing loans), a 42.6% increase from $51.1 million (59.3% of the Company’s non-performing loans) at December 31, 2013. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2014, the Company’s originated non-performing commercial loans amounted to $21.7 million (19.9% of the Company’s non-performing loans), a 5.0% decrease from $22.8 million at December 31, 2013 (26.5% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2014, the Company’s originated non-performing consumer loans amounted to $1.6 million (1.5% of the Company’s total non-performing loans), a 97.5% increase from $805 thousand at December 31, 2013 (0.9% of the Company’s total non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2014, the Company’s originated non-performing auto loans and leases amounted to $8.7 million (8.0% of the Company’s total non-performing loans), an increase of 70.3% from $5.1 million at December 31, 2013 (5.9% of the Company’s total non-performing loans).

•         Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2014, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.2 million (1.1% of the Company’s non-performing loans), a 53.3% decrease from $2.5 million at December 31, 2013 (3.0% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At December 31, 2014, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.5 million (1.4% of the Company’s non-performing loans), a 33.5% decrease from $2.2 million at December 31, 2013 (2.6% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2014, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.5 million (1.4% of the Company’s non-performing loans), a 6.0% decrease from $1.6 million at December 31, 2013 (1.9% of the Company’s non-performing loans).

•         Foreclosed real estate is initially recorded at fair value less the estimated cost to sell as of the date of foreclosure. Any excess of the loan balance over the fair value of the property is charged against the allowance for loan and lease losses. Subsequently, any excess of the carrying value over the estimated fair value less disposition cost is charged to operations. Net losses on foreclosed real estate and other repossessed assets for 2014 and 2013, amounted to $16.4 million and $9.4 million, respectively.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2014	2013	%	2012
	(Dollars in thousands)
Non-covered loans
Originated and other loans:
Balance at beginning of year	$49,081	$39,921	22.9%	$37,010
Provision for non-covered loan and lease losses	31,427	55,579	-43.5%	13,854
Charge-offs	(39,258)	(48,541)	-19.1%	(11,451)
Recoveries	10,189	2,122	380.2%	508
	51,439	49,081	4.8%	39,921
Acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$2,354	$-	100.0%	$-
Provision for non-covered loan and lease losses	12,915	9,117	41.7%	-
Charge-offs	(13,445)	(11,205)	20.0%	-
Recoveries	2,773	4,442	-37.6%	-
	4,597	2,354	95.3%	-
Acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$2,863	$-	100.0%	$-
Provision for non-covered loan and lease losses	10,618	2,863	270.9%	-
	13,481	2,863	370.9%	-
Total non-covered loans balance at end of year	$69,517	$54,298	28.0%	$39,921

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	1.81%	2.04%	-11.3%	3.22%
Non-performing originated loans	49.11%	61.52%	-20.2%	27.52%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	1.89%	0.54%	250.6%	0.00%
Non-performing acquired loans accounted for under ASC 310-20	110.11%	36.95%	198.0%	0.00%

Covered loans
Balance at beginning of year	$52,729	$54,124	-2.6%	$37,256
Provision for covered loan and lease losses, net	5,680	5,335	6.5%	9,827
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	5,836	(6,730)	-186.7%	7,041
Balance at end of year	$64,245	$52,729	21.8%	$54,124

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN

	December 31,
	2014	2013	Variance %	2012
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,679	$19,937	-1.3%	$21,092
Commercial	8,432	14,897	-43.4%	17,072
Consumer	9,072	6,006	51.0%	856
Auto and leasing	14,255	7,866	81.2%	533
Unallocated allowance	1	375	-99.7%	368
Total allowance balance	$51,439	$49,081	4.8%	39,921
Allowance composition:
Mortgage	38.26%	40.62%	-5.8%	52.83%
Commercial	16.39%	30.35%	-46.0%	42.76%
Consumer	17.64%	12.24%	44.1%	2.14%
Auto and leasing	27.71%	16.03%	72.9%	1.34%
Unallocated allowance	0.00%	0.76%	-100.0%	0.93%
	100.00%	100.00%		100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.49%	2.60%	-4.5%	2.61%
Commercial	0.65%	1.32%	-50.5%	4.89%
Consumer	4.86%	4.70%	3.3%	1.83%
Auto and leasing	2.48%	2.07%	19.6%	1.42%
Unallocated allowance to total originated loans	0.00%	0.02%	-99.8%	0.03%
Total allowance to total originated loans	1.81%	2.04%	-11.5%	3.22%
Allowance coverage ratio to non-performing loans:
Mortgage	27.03%	39.05%	-30.8%	18.34%
Commercial	38.89%	65.25%	-40.4%	57.86%
Consumer	570.57%	746.09%	-23.5%	193.67%
Auto and leasing	164.46%	154.57%	6.4%	406.87%
Total	49.11%	61.52%	-20.2%	27.52%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$65	$926	-93.0%	-
Consumer	1,211	-	100.0%	-
Auto	3,321	1,428	132.6%	-
Total allowance balance	$4,597	$2,354	95.3%	-
Allowance composition:
Commercial	1.41%	39.34%	-96.4%	-
Consumer	26.34%	0.00%	100.0%	-
Auto	72.25%	60.66%	19.1%	-
	100.00%	100.00%		-
Allowance coverage ratio at end of period applicable to:
Commercial	0.51%	1.19%	-57.0%	-
Consumer	2.67%	0.00%	100.0%	-
Auto	1.80%	0.47%	279.6%	-
Total allowance to total acquired loans	1.89%	0.54%	250.2%	-
Allowance coverage ratio to non-performing loans:
Commercial	5.48%	36.41%	-85.0%	-
Consumer	82.05%	0.00%	100.0%	-
Auto	219.64%	88.81%	147.3%	-
Total	110.11%	36.95%	198.0%	-

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	December 31,
	2014	2013	Variance %	2012
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-30
Allowance balance:
Commercial	$13,476	$1,713	686.7%	$-
Consumer	5	418	-98.8%	-
Auto	-	732	-100.0%	-
Total allowance balance	$13,481	$2,863	370.9%	$-
Allowance composition:
Commercial	99.96%	59.83%	67.1%	-
Consumer	0.04%	14.60%	-99.7%	-
Auto	0.00%	25.57%	-100.0%	-
	100.00%	100.00%		-

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Year Ended December 31,
			Variance
	2014	2013	%		2012
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(5,011)	$(36,566)	-86.3%		$(6,492)
Recoveries	428	6	100.0%		131
Total	(4,583)	(36,560)	-87.5%		(6,361)
Commercial
Charge-offs	(2,424)	(5,889)	-58.8%		(4,081)
Recoveries	333	383	-13.1%		156
Total	(2,091)	(5,506)	-62.0%		(3,925)
Consumer
Charge-offs	(5,782)	(1,485)	289.4%		(739)
Recoveries	570	165	245.5%		194
Total	(5,212)	(1,320)	294.8%		(545)
Auto
Charge-offs	(26,041)	(4,601)	466.0%		(139)
Recoveries	8,858	1,568	464.9%		27
Total	(17,183)	(3,033)	466.5%		(112)
Net credit losses
Total charge-offs	(39,258)	(48,541)	-19.1%		(11,451)
Total recoveries	10,189	2,122	380.2%		508
Total	$(29,069)	$(46,419)	-37.4%		$(10,943)
Net credit losses to average loans outstanding:
Mortgage	0.58%	4.80%	-87.9%		0.81%
Commercial	0.18%	0.83%	-78.3%		1.23%
Consumer	3.41%	1.53%	122.9%		1.33%
Auto	3.43%	1.42%	141.5%		0.37%
Total	1.11%	2.69%	-58.7%		0.93%
Recoveries to charge-offs	25.95%	4.37%	493.7%		4.44%
Average originated loans:
Mortgage	$786,607	$762,403	3.2%		$781,838
Commercial	1,190,038	663,968	79.2%		318,716
Consumer	153,067	86,250	77.5%		41,022
Auto	500,720	213,127	134.9%		30,266
Total	$2,630,432	$1,725,748	52.4%	$	$ 1,171,842

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Year Ended December 31,
			Variance
	2014	2013	%	2012
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(532)	$(25)	100.0%	$-
Recoveries	73	9	711.1%	-
Total	(459)	(16)	2768.8%	-
Consumer
Charge-offs	(6,902)	(5,530)	24.8%	-
Recoveries	532	1,035	-48.6%	-
Total	(6,370)	(4,495)	41.7%	-
Auto
Charge-offs	(6,011)	(5,650)	6.4%	-
Recoveries	2,169	3,398	-36.2%	-
Total	(3,842)	(2,252)	70.6%	-
Net credit losses
Total charge-offs	(13,445)	(11,205)	20.0%	-
Total recoveries	2,774	4,442	-37.6%	-
Total	$(10,671)	$(6,763)	57.8%	$-
Net credit losses to average loans outstanding:
Commercial	1.61%	0.01%	31249.7%	-
Consumer	9.53%	7.03%	35.7%	-
Auto	1.61%	0.59%	173.6%	-
Total	3.20%	0.89%	258.3%	-
Recoveries to charge-offs	20.63%	39.64%	-48.0%	-
Average loans accounted for under ASC 310-20:
Commercial	$28,509	$311,546	-90.8%	$12,893
Consumer	66,812	63,983	4.4%	2,440
Auto	238,653	382,770	-37.7%	16,842
Total	$333,974	$758,299	-56.0%	$32,175

TABLE 11 — NON-PERFORMING ASSETS
	December 31,
			Variance
	2014	2013	(%)	2012
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$27,707	$26,847	3.2%	$50,468
Other loans	73,835	56,430	30.8%	96,176
Accruing loans
Troubled-Debt Restructuring loans	3,862	1,898	103.5%	-
Other loans	3,523	977	260.6%	-
Total non-performing loans	$108,927	$86,152	26.4%	$146,644
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	48,147	56,815	-15.3%	51,890
Other repossessed assets	21,043	12,314	70.9%	5,941
Mortgage loans held for sale	-	-	0.0%	319
	$178,117	$155,281	14.7%	204,794
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	4.30%	3.78%	13.62%	5.50%
Non-performing assets to total capital	18.90%	17.55%	7.73%	23.71%

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Interest that would have been recorded in the year if the loans had not been classified as non-accruing loans	$2,204	$1,468	$5,867

TABLE 12 — NON-PERFORMING LOANS
	December 31,
			Variance
	2014	2013	%	2012
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$72,815	$51,058	42.6%	$115,002
Commercial	21,679	22,830	-5.0%	29,506
Consumer	1,590	805	97.5%	442
Auto and leasing	8,668	5,089	70.3%	131
	104,752	79,782	31.3%	145,081
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,187	2,543	-53.3%	193
Consumer	1,476	2,219	-33.5%	1,095
Auto	1,512	1,608	-6.0%	275
	4,175	6,370	-34.5%	1,563
Total	$108,927	$86,152	26.4%	146,644
Non-performing loans composition percentages:
Originated loans
Mortgage	66.8%	59.3%		78.5%
Commercial	19.9%	26.5%		20.1%
Consumer	1.5%	0.9%		0.3%
Auto and leasing	8.0%	5.9%		0.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.1%	3.0%		0.1%
Consumer	1.4%	2.6%		0.7%
Auto	1.4%	1.9%		0.2%
Total	100.0%	100.0%		100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	3.53%	3.04%	16.1%	6.88%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	2.63%	2.10%	25.2%	3.94%
Total capital	11.56%	9.74%	18.7%	17.04%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.04%	0.83%	25.3%	2.01%
Non-performing loans	29.42%	27.35%	7.6%	29.17%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	53.42%	56.05%	-4.7%	27.86%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	72.88%	82.18%	-11.3%	37.81%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Company measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The amount to be ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Corporation’s compliance with the terms of the loss sharing agreements. Refer to Note 7 to the consolidated financial statements for additional information on the FDIC loss share agreements.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$189,240	$302,295	$405,646
Shared-loss agreements reimbursements from the FDIC	(47,666)	(47,100)	(96,664)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	5,836	(6,730)	7,041
FDIC indemnification asset expense	(62,285)	(66,253)	(25,805)
Incurred expenses to be reimbursed under shared-loss agreements	12,253	7,028	12,077
Balance at end of year	$97,378	$189,240	$302,295

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$71,451	$105,903	$55,625
Amortization of negative discount	(62,285)	(66,253)	(25,805)
Impact of lower projected losses	12,516	31,801	76,083
Balance at end of year	$21,682	$71,451	$105,903

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION

	December 31,
	2014	2013	Variance %	2012
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$745,142	$744,327	0.1%	$799,679
NOW accounts	1,251,943	1,393,646	-10.2%	1,647,072
Savings and money market accounts	1,385,823	1,194,566	16.0%	634,133
Certificates of deposit	1,539,752	2,048,040	-24.8%	2,604,701
Total deposits	4,922,660	5,380,579	-8.5%	5,685,585
Accrued interest payable	1,746	2,686	-35.0%	4,994
Total deposits and accrued interest payable	4,924,406	5,383,265	-8.5%	5,690,579
Borrowings:
Short term borrowings	-	-	0.0%	92,210
Securities sold under agreements to repurchase	980,087	1,267,618	-22.7%	1,695,247
Advances from FHLB	334,331	336,143	-0.5%	536,542
Federal funds purchased	-	-	0.0%	9,901
Other term notes	4,004	3,663	9.3%	6,726
Subordinated capital notes	101,584	100,010	1.6%	146,038
Total borrowings	1,420,006	1,707,434	-16.8%	2,486,664
Total deposits and borrowings	6,344,412	7,090,699	-10.5%	8,177,243

Other Liabilities:
Derivative liabilities	11,221	14,937	-24.9%	26,260
Acceptances outstanding	17,989	23,042	-21.9%	26,996
Other liabilities	133,290	144,424	-7.7%	117,653
Total liabilities	$6,506,912	$7,273,102	-10.5%	$8,348,152
Deposits portfolio composition percentages:
Non-interest bearing deposits	15.1%	13.8%		14.1%
NOW accounts	25.4%	25.9%		29.0%
Savings and money market accounts	28.2%	22.2%		11.2%
Certificates of deposit	31.3%	38.1%		45.7%
	100.0%	100.0%		100.0%
Borrowings portfolio composition percentages:
Short term borrowings	0.0%	0.0%		3.7%
Securities sold under agreements to repurchase	69.0%	74.2%		68.1%
Advances from FHLB	23.5%	19.7%		21.6%
Federal funds purchased	0.0%	0.0%		0.4%
Other term notes	0.3%	0.2%		0.3%
Subordinated capital notes	7.2%	5.9%		5.9%
	100.0%	100.0%		100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$977,816	$1,265,000		$1,695,247
Daily average outstanding balance	$1,041,378	$1,353,011		$2,888,558
Maximum outstanding balance at any month-end	$1,149,167	$1,552,269		$3,060,578

Liabilities and Funding Sources

As shown in Table 15 above, at December 31, 2014, the Company’s total liabilities were $6.507 billion, 10.5% less than the $7.273 billion reported at December 31, 2013. Deposits and borrowings, the Company’s funding sources, amounted to $6.344 billion at December 31, 2014 versus $7.091 billion at December 31, 2013, a 10.5% decrease.

At December 31, 2014, deposits represented 78% and borrowings represented 22% of interest-bearing liabilities, compared to 76% and 24%, respectively, at December 31, 2013. At December 31, 2014, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.924 billion, down 8.5% from $5.383 billion at December 31, 2013. Non-maturing deposit balances increased 1.51%, to $3.383 billion, while higher-priced time deposits declined 24.8% as part of efforts to reduce the cost of deposits, which averaged 0.66% as of December 31, 2014 compared to 0.73% at December 31, 2013.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances, and subordinated capital notes. At December 31, 2014, borrowings amounted to $1.420 billion, 16.8% lower than the $1.707 billion reported at December 31, 2013. Repurchase agreements as of December 31, 2014 decreased $287.5 million to $980.1 million from $1.268 billion at December 31, 2013, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $334.3 million and $336.1 million as of December 31, 2014 and 2013, respectively. These advances mature from January 2015 through July 2020.

Stockholders’ Equity

At December 31, 2014, the Company’s total stockholders’ equity was $942.2 million, a 6.5% increase when compared to $884.9 million at December 31, 2013. Increase in stockholders’ equity was mainly driven by the net income for 2014 and an increase in accumulated other comprehensive income, partially offset by an increase in treasury stock, as a result of the 1,153,998 repurchased shares of outstanding common stock during 2014.

At year-end 2014, tangible common equity to total assets increased to 9.14% from 7.61%, Tier 1 Leverage Capital Ratio increased to 10.61% from 9.06%, Tier 1 Risk-Based Capital Ratio increased to 16.02% from 14.38%, and Total Risk-Based Capital Ratio increased to 17.57% from 16.16%.

Taking into consideration the strong capital position, in the fourth quarter of 2014, the Company increased the cash dividend per common share to $0.10 from the dividend of $0.08 paid in previous quarters in 2014. For 2014, the dividend increased by $0.08 when compared to 2013. This represents an increase to $0.34 per share from $0.26 per share in 2013, or an estimated annual increase of $3.6 million based on 44.6 million shares outstanding at December 31, 2014.

The following are the consolidated capital ratios of the Company at December 31, 2014, 2013 and 2012:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	December 31,
			Variance
	2014	2013	%	2012
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$942,197	$884,913	6.5%	$863,606
Regulatory Capital Ratios data:
Leverage capital ratio	10.61%	9.06%	17.1%	6.55%
Minimum leverage capital ratio required	4.00%	4.00%		4.00%
Actual tier 1 capital	$776,525	$736,106	5.5%	$692,017
Minimum tier 1 capital required	$292,738	$324,910	-9.9%	$422,862
Excess over regulatory requirement	$483,787	$411,196	17.7%	$269,155
Tier 1 risk-based capital ratio	16.02%	14.38%	11.4%	13.18%
Minimum tier 1 risk-based capital ratio required	4.00%	4.00%		4.00%
Actual tier 1 risk-based capital	$776,525	$736,106	5.5%	$692,017
Minimum tier 1 risk-based capital required	$193,886	$204,757	-5.3%	$209,971
Excess over regulatory requirement	$582,639	$531,349	9.7%	$482,046
Risk-weighted assets	$4,847,150	$5,118,917	-5.3%	$5,249,270
Total risk-based capital ratio	17.57%	16.16%	8.7%	15.40%
Minimum total risk-based capital ratio required	8.00%	8.00%		8.00%
Actual total risk-based capital	$851,437	$827,459	2.9%	$808,188
Minimum total risk-based capital required	$387,772	$409,514	-5.3%	$419,942
Excess over regulatory requirement	$463,665	$417,945	10.9%	$388,246
Risk-weighted assets	$4,847,150	$5,118,917	-5.3%	$5,249,270
Tangible common equity to total assets	9.14%	7.61%	20.1%	6.48%
Tangible common equity to risk-weighted assets	14.04%	12.13%	15.7%	11.38%
Total equity to total assets	12.65%	10.85%	16.6%	9.38%
Total equity to risk-weighted assets	19.44%	17.29%	12.4%	16.45%
Tier 1 common equity to risk-weighted assets	11.88%	10.46%	13.6%	8.76%
Tier 1 common equity capital	$575,655	$535,237	7.6%	$459,961
Stock data:
Outstanding common shares	44,613,615	45,676,922	-2.3%	45,580,281
Book value per common share	$17.40	$15.74	10.5%	$15.31
Tangible book value per common share	$15.25	$13.60	12.1%	$13.10
Market price at end of period	$16.65	$17.34	-4.0%	$13.35
Market capitalization at end of period	$742,817	$792,038	-6.2%	$608,497

	December 31,
			Variance
	2014	2013	%	2012

Common dividend data:
Cash dividends declared	$15,286	$11,875	28.7%	$10,067
Cash dividends declared per share	$0.34	$0.26	30.8%	$0.24
Payout ratio	22.67%	15.03%	50.8%	68.36%
Dividend yield	2.04%	1.50%	36.1%	1.80%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(In thousands, except share or per share information)
Total stockholders' equity	$942,197	$884,913	$863,606
Preferred stock	(176,000)	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130	10,115
Goodwill	(86,069)	(86,069)	(86,069)
Core deposit intangible	(6,463)	(7,804)	(9,463)
Customer relationship intangible	(3,280)	(4,108)	(5,027)
Total tangible common equity	$680,515	$621,062	$597,162
Total assets	7,449,109	8,158,015	9,211,758
Goodwill	(86,069)	(86,069)	(86,069)
Core deposit intangible	(6,463)	(7,804)	(9,463)
Customer relationship intangible	(3,280)	(4,108)	(5,027)
Total tangible assets	$7,353,297	$8,060,034	$9,111,199
Tangible common equity to tangible assets	9.25%	7.71%	6.55%
Common shares outstanding at end of period	44,613,615	45,676,922	45,580,281
Tangible book value per common share	$15.25	$13.60	$13.10

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

The table below presents a reconciliation of the Company’s total common equity (GAAP) at December 31, 2014, 2013, and 2012 to Tier 1 common equity (non-GAAP):

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Common stockholders' equity	$776,327	$719,043	$697,721
Unrealized gains on available-for-sale securities, net of income tax	(25,765)	(11,434)	(68,245)
Unrealized losses on cash flow hedges, net of income tax	6,054	8,243	12,365
Disallowed deferred tax assets	(83,750)	(81,254)	(80,242)
Disallowed servicing assets	(1,399)	(1,380)	(1,079)
Intangible assets:
Goodwill	(86,069)	(86,069)	(86,069)
Other intangible assets	(9,743)	(11,912)	(14,490)
Total Tier 1 common equity	$575,655	$535,237	$459,961
Tier 1 common equity to risk-weighted assets	11.88%	10.46%	8.76%

The following table presents the Company’s capital adequacy information at December 31, 2014, 2013 and 2012:

	December 31,
	2014	2013	2012
	(Dollars in thousands)
Risk-based capital:
Tier 1 capital	$776,525	$736,106	$692,017
Supplementary (Tier 2) capital	74,912	91,353	116,171
Total risk-based capital	$851,437	$827,459	$808,188
Risk-weighted assets:
Balance sheet items	$4,761,644	$4,953,901	$4,908,636
Off-balance sheet items	85,506	165,016	340,634
Total risk-weighted assets	$4,847,150	$5,118,917	$5,249,270
Ratios:
Tier 1 capital (minimum required - 4%)	16.02%	14.38%	13.18%
Total capital (minimum required - 8%)	17.57%	16.16%	15.40%
Leverage ratio	10.61%	9.06%	6.55%
Equity to assets	12.65%	10.85%	9.38%
Tangible common equity to assets	9.14%	7.61%	6.48%

The Federal Reserve Board has risk-based capital guidelines for bank holding companies. Under the guidelines, the minimum ratio of qualifying total capital to risk-weighted assets is 8%. At least half of the total capital is to be comprised of qualifying common stockholders’ equity, qualifying noncumulative perpetual preferred stock (including related surplus), minority interests related to qualifying common or noncumulative perpetual preferred stock directly issued by a consolidated U.S. depository institution or foreign bank subsidiary, and restricted core capital elements (collectively, “Tier 1 Capital”). Banking organizations are expected to maintain at least 50% of their Tier 1 Capital as common equity. Except for certain debt or equity instruments issued on or after May 19, 2010, which are excluded from Tier 1 Capital, not more than 25% of qualifying Tier 1 Capital may consist of qualifying cumulative perpetual preferred stock, trust preferred securities or other so-called restricted core capital elements. “Tier 2 Capital” may consist, subject to certain limitations, of allowance for loan and lease losses; perpetual preferred stock and related surplus; hybrid capital instruments, perpetual debt, and mandatory convertible debt securities; term subordinated debt and intermediate-term preferred stock, including related surplus; and unrealized holding gains on equity securities. “Tier 3 Capital” consists of qualifying unsecured subordinated debt. The sum of Tier 2 and Tier 3 Capital may not exceed the amount of Tier 1 Capital.

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2014, 2013 and 2012:

	December 31 ,
			Variance
	2014	2013	%	2012
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Total Tier 1 Capital to Total Assets	10.26%	8.54%	20.1%	5.76%
Actual tier 1 capital	$746,177	$688,350	8.4%	$604,997
Minimum capital requirement (4%)	$290,879	$322,395	-9.8%	$420,298
Minimum to be well capitalized (5%)	$363,599	$402,993	-9.8%	$525,373
Tier 1 Capital to Risk-Weighted Assets	15.45%	13.51%	14.4%	11.80%
Actual tier 1 risk-based capital	$746,524	$688,350	8.5%	$604,997
Minimum capital requirement (4%)	$193,222	$203,819	-5.2%	$205,134
Minimum to be well capitalized (6%)	$289,833	$305,728	-5.2%	$307,701
Total Capital to Risk-Weighted Assets	16.99%	15.30%	11.0%	14.03%
Actual total risk-based capital	$820,884	$779,413	5.3%	$719,675
Minimum capital requirement (8%)	$386,444	$407,637	-5.2%	$410,268
Minimum to be well capitalized (10%)	$483,055	$509,547	-5.2%	$512,835

Capital Ratios under Basel III Rules

New Capital Rules to Implement Basel III Capital Requirements In July 2013, the Board of Governors of the Federal Reserve System (the “Board”), the Office of the Comptroller of the Currency (the “OCC”) and the FDIC and together with the Board and the OCC (the “Agencies”) approved new rules (“New Capital Rules”) to establish a revised comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the OCC and (as interim final rules) by the FDIC (together with the Board, the “Agencies”). The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including OFG Bancorp and Oriental Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules are effective for OFG Bancorp and Oriental Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 will be as follows:

•          4.5% CET1 to risk-weighted assets;

•          6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•          8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•          4% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, OFG Bancorp and Oriental Bank will be required to maintain such an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

The New Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1.

In addition (as noted above), under the current general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations, including OFG Bancorp and Oriental Bank, may make a one-time permanent election to continue to exclude these items. This election must be made concurrently with the first filing of certain of the OFGBancorp’s, and Oriental Bank’s periodic regulatory reports in the beginning of 2015. OFG Bancorp and Oriental Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

With respect to Oriental Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act, by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

The Company has evaluated the impact of the New Capital Rules on our regulatory capital ratios and estimates an increase of approximately 54 basis points to our Basel I Tier I Common risk-based capital ratio based on our December 30, 2014 balance sheet composition, assuming a full phase-in of the New Capital Rules. The following table presents a preliminary estimate of the computation of the Company’s regulatory capital ratios and risk-weighted assets on a fully-phased in basis under the methodologies set forth in the New Capital Rules based on our current understanding of those Rules and subject to certain assumptions.

We believe that OFGBancorp and Oriental Bank will be able to meet the required well-capitalized capital ratios on a Basel III basis.

	December 31, 2014
	Actual Capital Components under Basel I	Adjustment to Capital Components under Basel III	Estimated Capital Components under Basel III

	(Dollars in thousands)
Total capital	$924,197	$-	$924,197
Tier 1 common equity	$575,655	$40,240	$615,895
Risk-based capital:
Tier 1 capital	$776,525	$40,240	$816,765
Supplementary (Tier 2) capital	74,912	1,403	76,315
Total risk-based capital	$851,437	$41,643	$893,080
Risk-weighted assets:
Balance sheet items	$4,761,644	$3,393	$4,765,037
Off-balance sheet items	85,506	110,236	195,742
Total risk-weighted assets	$4,847,150	$113,629	$4,960,779
Ratios:
Tier 1 common equity to risk-weighted assets	11.88%		12.42%
Tier 1 risk-based capital ratio	16.02%		16.46%
Total risk-based capital ratio	17.57%		18.00%
Leverage capital ratio	10.61%		11.10%
Equity to assets	12.65%		12.65%
Tangible common equity to assets	9.14%		9.14%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2014 and 2013, the Company’s market capitalization for its outstanding common stock was $742.8 million ($16.65 per share) and $792.0 million ($17.34 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30, 2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. During 2014, the Company purchased 1,153,998 shares under this program for a total of $16.9 million, at an average price of $14.66 per share. There were no repurchases during 2013. The number of shares that may yet be purchased under the $70 million program is estimated at 1,000,379 and was calculated by dividing the remaining balance of $16.7 million by the closing price of the Company’s common stock at December 31, 2014 ($16.65).

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Company’s consolidated financial statements, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2014, the aggregate contractual obligations and commercial commitments, excluding accrued interest and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$977,816	$307,816	$170,000	$500,000	$-
Advances from FHLB	333,998	264,317	4,500	55,000	10,181
Subordinated capital notes	101,584	-	67,000	-	34,584
Other term notes	4,004	-	1,000	-	3,004
Annual rental commitments under noncancelable operating leases	51,483	8,304	14,881	11,996	16,302
Certificates of deposits	1,534,759	777,730	672,452	84,577	-
Total	$3,003,644	$1,358,167	$257,381	$566,996	$64,071

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, decreased to $493.2 million for 2014, as compared to $520.3 million at December 31, 2013. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer. At December 31, 2014, commitments for loans covered under the FDIC shared-loss agreements amounted to $7.9 million, compared to $11.4 million at December 31, 2013.

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

QUARTERLY FINANCIAL DATA (Unaudited)

TABLE 15 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2014	2014	2014	2014	2014
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$123,074	$125,900	$120,301	$115,982	$485,257
Interest expense	19,676	19,822	18,430	18,854	76,782
Net interest income	103,398	106,078	101,871	97,128	408,475
Provision for non-covered loan and lease losses	10,062	13,220	16,142	15,536	54,960
Provision for covered loan and lease losses, net	1,629	1,595	1,115	1,341	5,680
Total provision for loan and lease losses, net	11,691	14,815	17,257	16,877	60,640
Net interest income after provision for loan and lease losses	91,707	91,263	84,614	80,251	347,835
Non-interest income	5,229	507	2,491	9,096	17,323
Non-interest expenses	61,404	59,848	59,575	61,898	242,725
Income before taxes	35,532	31,922	27,530	27,449	122,433
Income tax expense	11,785	10,613	7,998	6,856	37,252
Net income	23,747	21,309	19,532	20,593	85,181
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
Income available to common shareholders	$20,282	$17,843	$16,067	$17,127	$71,319
PER SHARE DATA:
Basic	$0.45	$0.40	$0.36	$0.38	$1.58
Diluted	$0.42	$0.38	$0.34	$0.36	$1.50

	March 31,	June 30,	September 30,	December 31,	Total
	2013	2013	2013	2013	2013
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$114,172	$126,302	$121,101	$132,057	$493,632
Interest expense	20,556	20,007	22,010	21,387	83,960
Net interest income	93,616	106,295	99,091	110,670	409,672
Provision for non-covered loan and lease losses	7,916	37,527	9,900	12,216	67,559
Provision for covered loan and lease losses, net	672	1,211	3,074	378	5,335
Total provision for loan and lease losses, net	8,588	38,738	12,974	12,594	72,894
Net interest income after provision for loan and lease losses	85,028	67,557	86,117	98,076	336,778
Non-interest income	9,902	6,736	3,325	(2,866)	17,097
Non-interest expenses	66,612	68,687	63,236	65,603	264,138
Income (loss) before taxes	28,318	5,606	26,206	29,607	89,737
Income tax expense (benefit)	7,126	(31,934)	6,585	9,514	(8,709)
Net Income (loss)	21,192	37,540	19,621	20,093	98,446
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
Income (loss) available to common shareholders	$17,727	$34,074	$16,156	$16,627	$84,584
PER SHARE DATA:
Basic	$0.39	$0.75	$0.35	$0.36	$1.85
Diluted	$0.37	$0.68	$0.34	$0.35	$1.73

Certain reclassifications from non-interest income to non-interest expense have been made to 2013 amounts to conform to the current year presentation.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

The Company’s risk management policies are established by its Board of Directors (the “Board”) with the assistance of the Board’s Risk and Compliance Committee formed during the second quarter of 2014. Such policies are implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer, the Executive Risk and Compliance Committee and the Board’s Risk and Compliance Committee. The Company has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2014 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$9,945	2.73%	$10,622	2.86%
+ 100 Basis points	$5,364	1.47%	$5,698	1.54%
- 50 Basis points	$(1,612)	-0.44%	$(1,758)	-0.47%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2014.

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

Derivative instruments that are used as part of the Company’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Company the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Company enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 10 to the accompanying consolidated financial statements for further information concerning the Company’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $8.6 million (notional amount of $264.3 million) was recognized at December 31, 2014 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2014, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.4 million (notional amounts of $32.9 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.4 million (notional amounts of $32.9 million).

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

At December 31, 2014, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $5.6 million (notional amounts of $10.7 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $5.5 million (notional amount of $10.5 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of December 31, 2014, the Company had $264.3 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $264.3 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last nine years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s large indebtedness, structural budget deficit and liquidity constraints, and the rating downgrades of Puerto Rico general obligations and other government bonds to levels that are below investment grade.

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

Liquidity Risk

Liquidity risk is the risk of the Company not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due without incurring substantial losses. The Board has established a policy to manage this risk. The Company’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings upon maturity, and funding of new and existing investments as required.

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of December 31, 2014, the Company had $980.1 billion in repurchase agreements and $619.3 million in brokered deposits.

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

As of December 31, 2014, the Company had approximately $568.8 million in unrestricted cash and cash equivalents, $207.4 million in investment securities that are not pledged as collateral, $606.6 million in borrowing capacity at the FHLB-NY and $715.5 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

Concentration Risk

Substantially all of the Company’s business activities and all of its credit exposure are concentrated in Puerto Rico. As a consequence, the Company’s profitability and financial condition may be adversely affected by adverse political, fiscal or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OFG Bancorp

FORM 10-K

FINANCIAL DATA INDEX

Page
Management’s Annual Report on Internal Controls Over Financial Reporting	92
Report of Independent Registered Public Accounting Firm	93
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	94
Consolidated Statements of Financial Condition at December 31, 2014 and 2013	95
Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012	96
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	97
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013, and 2012	98
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	99-100
Notes to the Consolidated Financial Statements
Note 1– Summary of Significant Accounting Policies	101-119
Note 2 – Restricted Cash	120
Note 3 –Securities Purchased Under Agreements to Resell and Investment Securities	120-127
Note 4 – Pledged Assets	128
Note 5 – Loans	129-149
Note 6 – Allowance for Loan and Lease Losses	150-156
Note 7 – FDIC Indemnification Asset and True-up Payment Obligation	157-158
Note 8 – Premises and Equipment	159
Note 9 – Servicing Assets	159-160
Note 10 – Derivatives	161-163
Note 11 – Accrued Interest Receivable and Other Assets	163
Note 12 – Deposits and Related Interest	164-165
Note 13 – Borrowings	166-169
Note 14 – Offsetting of Financial Assets and Liabilities	170-171
Note 15 – Employee Benefit Plan	172
Note 16 – Related Party Transactions	173
Note 17 – Income Taxes	173-176
Note 18 – Regulatory Capital Requirements	177
Note 19 – Equity-Based Compensation Plan	178-179
Note 20 – Stockholders’ Equity	179-180
Note 21 – Accumulated Other Comprehensive Income	181-182
Note 22 – Earnings per Common Share	183
Note 23 – Guarantees	184-185
Note 24 – Commitments and Contingencies	185-187
Note 25 – Fair Value of Financial Instruments	187-196
Note 26 – Business Segments	196-198
Note 27 – OFG Bancorp (Holding Company Only) Financial Information	199-201

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014 based on the COSO Criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report dated February 26, 2015.

By:	/s/ José Rafael Fernández	By:	/s/ Ganesh Kumar
José Rafael Fernández		Ganesh Kumar
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: February 26, 2015		Date: February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OFG Bancorp:

We have audited the accompanying consolidated statements of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, and changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OFG Bancorp and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFG Bancorp and its subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

February 26, 2015

Stamp No. E148734 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OFG Bancorp:

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OFG Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OFG Bancorp and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014 and our report dated February 26, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

February 26, 2015

Stamp No. E148732 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2014 AND DECEMBER 31, 2013

	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$568,752	$614,302
Money market investments	4,675	6,967
Total cash and cash equivalents	573,427	621,269
Restricted cash	8,407	82,199
Securities purchased under agreements to resell	-	60,000
Investments:
Trading securities, at fair value, with amortized cost of $2,419 (December 31, 2013 - $2,448)	1,594	1,869
Investment securities available-for-sale, at fair value, with amortized cost of $1,187,679 (December 31, 2013 - $1,575,043)	1,216,538	1,588,425
Investment securities held-to-maturity, at amortized cost, with fair value of $164,154	162,752	-
Federal Home Loan Bank (FHLB) stock, at cost	21,169	24,450
Other investments	3	65
Total investments	1,402,056	1,614,809
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	14,539	46,529
Non-covered loans, net of allowance for loan and lease losses of $69,517 (December 31, 2013 - $54,298)	4,513,196	4,615,929
Covered loans, net of allowance for loan and lease losses of $64,245 (December 31, 2013 - $52,729)	298,911	356,961
Total loans, net	4,826,646	5,019,419
Other assets:
FDIC indemnification asset	97,378	189,240
Foreclosed real estate covered under shared-loss agreements with the FDIC	47,514	33,209
Foreclosed real estate not covered under shared-loss agreements with the FDIC	48,147	56,815
Accrued interest receivable	21,345	18,734
Deferred tax asset, net	108,708	137,564
Premises and equipment, net	80,599	82,903
Customers' liability on acceptances	17,989	23,042
Servicing assets	13,992	13,801
Derivative assets	8,107	20,502
Goodwill	86,069	86,069
Other assets	108,725	98,440
Total assets	$7,449,109	$8,158,015
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,997,108	2,138,005
Savings accounts	1,385,824	1,194,567
Time deposits	1,541,474	2,050,693
Total deposits	4,924,406	5,383,265
Borrowings:
Securities sold under agreements to repurchase	980,087	1,267,618
Advances from FHLB	334,331	336,143
Subordinated capital notes	101,584	100,010
Other borrowings	4,004	3,663
Total borrowings	1,420,006	1,707,434
Other liabilities:
Derivative liabilities	11,221	14,937
Acceptances executed and outstanding	17,989	23,042
Accrued expenses and other liabilities	133,290	144,424
Total liabilities	6,506,912	7,273,102
Commitments and contingencies (See Note 24)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2013 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2013 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
44,613,615 shares outstanding (December 31, 2013 - 52,707,023; 45,676,922)	52,626	52,707
Additional paid-in capital	539,311	538,071
Legal surplus	70,467	61,957
Retained earnings	181,152	133,629
Treasury stock, at cost, 8,012,254 shares (December 31, 2013 - 7,030,101 shares)	(97,070)	(80,642)
Accumulated other comprehensive income, net of tax of $447 (December 31, 2013 -$831)	19,711	3,191
Total stockholders’ equity	942,197	884,913
Total liabilities and stockholders’ equity	$7,449,109	$8,158,015
The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share data)
Interest income:
Non-covered loans	$346,584	$352,133	$80,023
Covered loans	88,969	91,769	85,376
Total interest income from loans	435,553	443,902	165,399
Mortgage-backed securities	44,836	40,927	88,508
Investment securities and other	4,868	8,803	6,901
Total interest income	485,257	493,632	260,808
Interest expense:
Deposits	33,954	40,977	29,649
Securities sold under agreements to repurchase	29,654	29,249	60,575
Advances from FHLB and other borrowings	9,185	8,620	10,906
FDIC-guaranteed term notes	-	-	909
Subordinated capital notes	3,989	5,114	1,479
Total interest expense	76,782	83,960	103,518
Net interest income	408,475	409,672	157,290
Provision for non-covered loan and lease losses	54,960	67,559	13,854
Provision for covered loan and lease losses, net	5,680	5,335	9,827
Total provision for loan and lease losses	60,640	72,894	23,681
Net interest income after provision for loan and lease losses	347,835	336,778	133,609
Non-interest income:
Banking service revenue	40,712	44,239	13,573
Wealth management revenue	29,855	30,924	25,350
Mortgage banking activities	7,381	10,994	8,706
Total banking and financial service revenues	77,948	86,157	47,629
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(62,285)	(66,253)	(25,805)
Change in true-up payment obligation	(3,471)	(3,014)	(2,217)
	(65,756)	(69,267)	(28,022)
Net gain (loss) on:
Sale of securities	4,366	-	74,210
Derivatives	(608)	(1,526)	(42,048)
Early extinguishment of debt	-	1,061	(26,052)
Other non-interest income	1,373	670	338
Total non-interest income, net	17,323	17,095	26,055

Non-interest expense:
Compensation and employee benefits	85,283	91,957	45,778
Professional and service fees	15,996	21,321	17,500
Occupancy and equipment	34,710	34,408	17,530
Insurance	8,830	8,795	6,742
Electronic banking charges	19,081	16,702	6,268
Information technology expenses	6,019	10,546	4,774
Advertising, business promotion, and strategic initiatives	7,014	7,025	6,254
Merger and restructuring charges	-	17,660	4,990
Foreclosure, repossession and other real estate expenses	25,125	16,484	7,628
Loan servicing and clearing expenses	7,567	7,588	3,309
Taxes, other than payroll and income taxes	14,409	15,539	3,502
Communication	3,430	3,377	1,627
Printing, postage, stationary and supplies	2,533	3,459	1,254
Director and investor relations	1,106	1,098	1,039
Other	11,622	8,177	3,613
Total non-interest expense	242,725	264,136	131,808
Income before income taxes	122,433	89,737	27,856
Income tax expense (benefit)	37,252	(8,709)	3,301
Net income	85,181	98,446	24,555
Less: dividends on preferred stock	(13,862)	(13,862)	(9,939)
Income available to common shareholders	$71,319	$84,584	$14,616
Earnings per common share:
Basic	$1.58	$1.85	$0.35
Diluted	$1.50	$1.73	$0.35
Average common shares outstanding and equivalents	52,326	53,033	45,304
Cash dividends per share of common stock	$0.34	$0.26	$0.24

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$85,181	$98,446	$24,555
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	19,843	(62,080)	63,152
Realized gain on investment securities included in net income	(4,366)	-	(74,210)
Unrealized gain on cash flow hedges	2,322	6,758	(7,702)
Realized loss on cash flow hedges included in net income	-	-	37,463
Other comprehensive income (loss) before taxes	17,799	(55,322)	18,703
Income tax effect	(1,279)	2,633	46
Other comprehensive income (loss) after taxes	16,520	(52,689)	18,749
Comprehensive income	$101,701	$45,757	$43,304

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	December 31,
	2014	2013	2012
	(In thousands)
Preferred stock:
Balance at beginning of year	$176,000	$176,000	$68,000
Issuance of preferred stock	-	-	108,000
Balance at end of year	176,000	176,000	176,000
Common stock:
Balance at beginning of year	52,707	52,671	47,809
Issuance of common stock	-	-	4,829
Exercised stock options	55	36	33
Reclassification to treasury stock	(136)	-	-
Balance at end of year	52,626	52,707	52,671
Additional paid-in capital:
Balance at beginning of year	538,071	537,453	499,096
Issuance of common stock	-	-	48,776
Stock-based compensation expense	1,036	1,823	1,552
Exercised stock options	591	399	361
Lapsed restricted stock units	(387)	(1,563)	(494)
Common stock issuance costs	-	(16)	(4,385)
Preferred stock issuance costs	-	(25)	(7,453)
Balance at end of year	539,311	538,071	537,453
Legal surplus:
Balance at beginning of year	61,957	52,143	50,178
Transfer from retained earnings	8,510	9,814	1,965
Balance at end of year	70,467	61,957	52,143
Retained earnings:
Balance at beginning of year	133,629	70,734	68,149
Net income	85,181	98,446	24,555
Cash dividends declared on common stock	(15,286)	(11,875)	(10,066)
Cash dividends declared on preferred stock	(13,862)	(13,862)	(9,939)
Transfer to legal surplus	(8,510)	(9,814)	(1,965)
Balance at end of year	181,152	133,629	70,734
Treasury stock:
Balance at beginning of year	(80,642)	(81,275)	(74,808)
Stock repurchased	(16,948)	-	(7,022)
Lapsed restricted stock units	384	556	494
Reclassification from common stock	136	-	-
Stock used to match defined contribution plan	-	77	61
Balance at end of year	(97,070)	(80,642)	(81,275)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	3,191	55,880	37,131
Other comprehensive income (loss), net of tax	16,520	(52,689)	18,749
Balance at end of year	19,711	3,191	55,880
Total stockholders’ equity	$942,197	$884,913	$863,606

The accompanying notes are an integral part of these consolidated financial statements.

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$85,181	$98,446	$24,555
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	2,883	1,258	658
Amortization of fair value premiums, net of discounts, on acquired loans	12,310	12,224	-
Amortization of investment securities premiums, net of accretion of discounts	3,124	19,014	41,768
Amortization of core deposit and customer relationship intangibles	2,169	2,577	230
Amortization of fair value premiums on acquired deposits	4,772	14,400	-
FDIC shared-loss expense, net	65,756	69,267	28,022
Other impairments on securities	-	8	-
Other	62	-	-
Amortization of prepaid FDIC assessment	-	-	5,148
Depreciation and amortization of premises and equipment	10,199	10,318	4,845
Deferred income tax expense (benefit), net	24,155	(11,066)	1,513
Provision for covered and non-covered loan and lease losses, net	60,640	72,894	23,681
Stock-based compensation	1,036	1,823	1,552
(Gain) loss on:
Sale of securities	(4,366)	-	(74,210)
Sale of mortgage loans held-for-sale	(5,123)	(2,980)	(6,432)
Derivatives	752	220	43,046
Early extinguishment of debt	-	(1,061)	26,052
Foreclosed real estate	9,195	6,255	4,366
Sale of other repossessed assets	6,770	3,089	(112)
Sale of premises and equipment	(11)	5	(83)
Originations of loans held-for-sale	(176,199)	(307,339)	(199,991)
Proceeds from sale of loans held-for-sale	96,804	147,531	102,474
Net (increase) decrease in:
Trading securities	275	(1,374)	333
Accrued interest receivable	(2,611)	(4,080)	3,510
Servicing assets	(191)	(3,006)	(341)
Other assets	11,738	29,123	4,899
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,292)	(2,155)	(4,640)
Accrued expenses and other liabilities	(33,028)	18,425	19,397
Net cash provided by operating activities	175,000	173,816	50,240
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(219,853)	(33,294)	(1,657,754)
Investment securities held-to-maturity	(166,562)	-	(119,026)
Purchases of swap options	-	-	(3,492)
FHLB stock	(86,175)	(104,337)	(454)
Maturities and redemptions of:
Investment securities available-for-sale	490,048	554,801	1,574,727
Investment securities held-to-maturity	3,612	-	230,958
FHLB stock	89,456	118,298	1,370
Proceeds from sales of:
Investment securities available-for-sale	214,518	141,202	2,265,594
Foreclosed real estate and other repossessed assets	54,639	57,449	18,159
Loans held-for-investment	9,378	-	-
Premises and equipment	25	891	168
Origination and purchase of loans, excluding loans held-for-sale	(739,017)	(1,176,875)	(260,821)
Principal repayment of loans, including covered loans	751,215	1,171,150	265,584
Reimbursements from the FDIC on shared-loss agreements	32,692	47,100	96,664
Additions to premises and equipment	(7,909)	(9,120)	(1,927)
Net change in securities purchased under agreements to resell	60,000	20,000	(80,000)
Net change in restricted cash	73,792	(68,739)	(13,460)
Outlays for business acquisitions	-	-	(500,000)
Cash and cash equivalents received in BBVAPR Acquisition	-	-	394,638
Net cash provided by investing activities	559,859	718,526	2,210,928

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012 – (Continued)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(450,976)	(323,899)	(251,452)
Short term borrowings	-	(92,210)	(4,401)
Securities sold under agreements to repurchase	(287,184)	(427,931)	(1,741,605)
FHLB advances, federal funds purchased, and other borrowings	(1,469)	(213,144)	20,618
Subordinated capital notes	1,574	(44,968)	-
FDIC-guaranteed term notes	-	-	(105,000)
Exercise of stock options and restricted units lapsed, net	643	(572)	394
Issuance of common stock, net	-	(16)	49,220
Issuance of preferred stock, net	-	(25)	100,547
Purchase of treasury stock	(16,948)	-	(7,022)
Termination of derivative instruments	-	1,108	(38,714)
Dividends paid on preferred stock	(13,862)	(13,862)	(9,939)
Dividends paid on common stock	(14,479)	(10,789)	(10,066)
Net cash used in financing activities	(782,701)	(1,126,308)	(1,997,420)
Net change in cash and cash equivalents	(47,842)	(233,966)	263,748
Cash and cash equivalents at beginning of year	621,269	855,235	591,487
Cash and cash equivalents at end of year	$573,427	$621,269	$855,235
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$81,506	$98,856	$110,622
Income taxes paid	$7,114	$378	$8,031
Mortgage loans securitized into mortgage-backed securities	$95,909	$137,943	$78,037
Transfer from loans to foreclosed real estate and other repossessed assets	$85,459	$89,142	$34,000
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$5,202	$41,780	$9,871
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$25,801	$-	$-
Investment securities held-to-maturity transferred to available-for-sale	-	$-	$762,340

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

The main offices of the Company and its subsidiaries are located in San Juan, Puerto Rico, except for CPC, which is located in Boca Raton, Florida.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“The Dodd-Frank Act”).

The Bank is also subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank offers banking services such as commercial, and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a unit of the Bank, are international banking entities licensed pursuant to International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages.  Their activities are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Oriental Financial Services is a securities broker-dealer and is subject to the supervision, examination and regulation of the Financial Industry Regulatory Authority (the “FINRA”), the Securities and Exchange Commission (the “SEC”), and the OCFI. Oriental Financial Services is also a member of the Securities Investor Protection Corporation.  Oriental Insurance is an insurance agency and is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico.

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

ASC 310-30 provides two specific criteria that have to be met in order for a loan to be within its scope: (i) credit deterioration on the loan from its inception until the acquisition date and (ii) that it is probable that not all of the contractual cash flows will be collected on the loan. Once in the scope of ASC 310-30, the credit portion of the fair value discount on an acquired loan cannot be accreted into income until the acquirer has assessed that it expects to receive more cash flows on the loan than initially anticipated. Acquired loans that meet the definition of nonaccrual status fall within the Company’s definition of impaired loans under ASC 310-30. Performing loans would generally not meet either criteria and, therefore, not fall within the scope of ASC 310-30. Many of the acquired loans that did not meet the Company’s definition of non-accrual status also resulted in the recognition of a discount attributable to credit quality. The Company elected to analogize to ASC 310-30 and only accrete the portion of the fair value discount unrelated to credit pursuant to the provisions of the AICPA letter dated December 18, 2009, where the AICPA summarized the SEC staff’s view regarding the accounting in subsequent periods for the pooling of discount accretion associated with loan receivables acquired in a business combination or asset purchase. The Company adopted an accounting policy consistent with accounting of the Eurobank acquisition to consistently apply by analogy the expected cash flow approach under ASC 310-30 to acquired loan portfolios.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, the valuation of securities and derivative instruments, revisions to expected cash flows in acquired loans, accounting for the indemnification asset, and the determination of income taxes and other-than-temporary impairment of securities.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Level 1 — Level 1 assets and liabilities include equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of its hedging strategy, the Company formally documents all relationships between hedging instruments and hedged items, as the well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness.

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

The Company’s derivative activities are monitored by its Asset/Liability Management Committee which is also responsible for approving hedging strategies developed through the analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the Company’s overall interest rate risk-management.

Off-Balance Sheet Instruments

In the ordinary course of business, the Company enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 24 hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. The Company periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

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

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (categorized in the line item “mortgage banking activities” in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan.

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

Non-covered Loans and Leases

Originated and Other Loans and Leases Held in Portfolio

Loans the Company originates and intends to hold in portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs which are amortized to interest income over the expected life of the loan using the interest method. The Company discontinues accrual of interest on originated loans after payments become more than 90 days past due or earlier if the Company does not expect the full collection of principal or interest, except for FHA and VA insured mortgage loans for which accrual of interest is discontinued when they become 18 months or more past due. The delinquency status is based upon the contractual terms of the loans.

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

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the non-covered loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses on non-covered originated and other loans.

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

The Company uses a rating system to apply an overall allowance percentage to each non-covered originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent twelve months, except for consumer and auto loan portfolios which use the actual loss history experienced by the Company over the most recent twenty four months. The actual loss factor is adjusted by the appropriate loss realization period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value. Additional impact from the historical loss experience is applied based on levels of delinquency and loan classification, and for the auto loan portfolio by FICO score.

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

The Company has acquired loans in two  separate acquisitions, the BBVAPR Acquisition in December 2012 and the FDIC-assisted Eurobank acquisition in April 2010. For each acquisition, the Company considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of ASC 310-30:

•         Loans that were 90 days or more past due,

•         Loans that had an internal risk rating of substandard or worse. Substandard is consistent with regulatory definitions and is defined as having a well-defined weakness that jeopardizes liquidation of the loan,

•         Loans that were classified as nonaccrual by the acquired bank at the time of acquisition, and

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

Acquired Loans Accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credit and floor plans which are specifically scoped out of ASC 310-30 are accounted for under the provisions of ASC 310-20.  Also, performing auto loans with FICO scores over 660 acquired at a premium in the BBVAPR Acquisition are accounted for under this guidance.  Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of ASC 310-20 require that any differences between the contractually required loan payments in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, are removed from the acquired loan category. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accruing policy and any accretion of discount is discontinued. These assets were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management takes into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.

The allowance for loan and lease losses model for acquired loans accounted for under ASC 310-20 is the same as for the originated and other loan portfolio.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company performed a fair market valuation of each of the loan pools, and each pool was recorded at a discount. The Company determined that at least part of the discount on the acquired individual or pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that the Company did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, the Company has made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and (iii) were not subsequently accounted for at fair value.

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

Allowance for Loan and Lease Losses for Non-covered Loans and Leases

During the third quarter of 2013, management changed the methodology of the general reserve calculation in order to adapt the calculation to the new Company structure after the BBVAPR Acquisition, and better capture the risk characteristics of the different portfolio segments. Principal changes were concentrated in the commercial, consumer, and auto and leasing portfolios. The commercial loans portfolio was further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the general reserve of these loans is established considering the Bank's historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses on each category. The consumer loans portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors is calculated for each sub-class of loans by delinquency bucket. The allowance factor on auto portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets.  For the determination of the allowance factor, the auto portfolio is segmented by FICO score, which is updated on a quarterly basis. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended March 31, 2014, an assessment of the look-back period for determination of the historical loss factor was performed for auto and leasing and consumer loan portfolios based on the trends observed and their relation with the economic cycle as of the period ended March 31, 2014.  As a result, the look-back period was changed to 24 months from the previously determined 12 months. The same analysis was performed during the second and fourth quarter for commercial and residential mortgages portfolios, respectively, with no resulting changes to the 12 months period currently used.  In addition, during the fourth quarter, an assessment of environmental factors was performed in which management concluded that the environmental factors continue to reflect our assessment of the impact to the portfolio, taking into consideration their evolution, recent economic developments, changes in values of collateral and delinquencies, among others. Also, during fourth quarter the loss realization period was revised to 1.20 years for commercial real estate, other portfolios remained at 1 year. These changes in the allowance for loan and lease losses’ look back period for the consumer and auto and leasing portfolios, and economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commercial loans: These loans are further segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate), by collateral type (secured by real estate and other commercial and industrial), and by risk rating/classification (pass, special mention, substandard, doubtful, and individually measured for impairment). The loss factor used for the GVA of these loans is established considering the Bank's past twelve-month historical loss experience of each segment and the consideration of environmental factors. The sum of the loss experience factors and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each category.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the historical loss factors and the environmental risk factors are calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the credit committee of the Bank’s auto department. The auto department has the specialized structure and resources to provide the service required for this product according to market demands. In addition, this segment includes personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on auto and leasing portfolio is impacted by the historical losses, the environmental risk factors and by delinquency buckets. For the determination of the allowance factor, the portfolio is segmented by FICO score, which is updated on a quarterly basis.

The Company establishes its allowance for loan losses through a provision for credit losses based on the evaluation of the credit quality of the loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. The Company continues to monitor and modify the level of the allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.

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

When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $250 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR (as defined below) are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP as prescribed by ASC. While management uses current available information in estimating possible loan and lease losses, factors beyond the Company’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

Acquired loans accounted for under ASC Subtopic 310-30 are not considered non-performing and continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs on loans accounted under ASC Subtopic 310-30 are recorded only to the extent that losses exceed the non-accretable difference established by purchase accounting.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the payment of principal at original maturity is primarily dependent on the value of collateral, the Company considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. An accruing loan that is modified in a TDR can remain in accrual status if, based on a current, well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification.

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

FDIC Indemnification Asset and True-up Payment Obligation

The FDIC indemnification asset is accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it is not contractually embedded in any of the covered loans. The indemnification asset related to estimated future loan and lease losses is not transferable should the Company sell a loan prior to foreclosure or maturity. The indemnification asset was recorded at fair value at the acquisition date and represents the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also includes incurred expenses under the shared-loss agreements. These cash flows are then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The amount ultimately collected for this asset is dependent upon the performance of the underlying covered assets, the passage of time, the proper submission of claims to the FDIC and compliance with the obligations set forth in the FDIC shared-loss agreements. The time value of money incorporated into the present value computation is accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

The FDIC indemnification asset is reduced as losses are recognized on covered loans and shared-loss payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC indemnification asset.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC indemnification asset is amortized through the term of the shared-loss agreements.

The true-up payment obligation associated with the loss share agreements is accounted for at fair value in accordance with ASC Section 805-30-25-6 as it is considered contingent consideration. The true-up payment obligation is included as part of other liabilities in the consolidated statements of financial condition. Any changes in the carrying value of the obligation are included in the category of FDIC loss share income (expense) in the consolidated statements of operations.

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

The Company has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses to bypass the qualitative assessment, the Company compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. The Company performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative assessment or a two-step process. The Company has an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If the Company chooses to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where the Company performs the two-step process, the first step requires the Company to compare the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. The Company performed its annual impairment review of goodwill during the fourth quarter of 2014 using October 31, 2014 as the annual evaluation date. There was no impairment at December 31, 2014.

Foreclosed Real Estate and Other Repossessed Property

Non-Covered Foreclosed Real Estate and Other Repossessed Property

Foreclosed real estate and other repossessed property are initially recorded at the fair value of the real estate or repossessed property less the cost of selling it at the date of foreclosure or repossession. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for loan and lease losses on non-covered loans. After foreclosure or repossession, these properties are carried at the lower of cost or fair value less estimated cost to sell, based on recent appraised values or options to purchase the foreclosed or repossessed property. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expense. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2014, there was no indication of impairment as a result of such review.

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

Other provisions applicable to tax years commencing after December 31, 2013 is the additional tax on gross income (“patente nacional”) defined as a separate tax, rather than a component of the Alternative Minimum Tax (AMT) for non-financial institutions and, therefore is no longer accounted for under the provisions of ASC 740.  For financial institutions, the additional tax on gross income remained mostly unaltered at a tax rate of 1% of its gross income of a taxable year, of which fifty percent (50%) may be claimed as a credit against the financial institution’s applicable income tax of that year.

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

The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s shares of common stock over the most recent period equal to the expected term of the stock options. For stock options issued during 2014, 2013, and 2012, the expected volatilities are based on both historical and implied volatility of the Company’s shares of common stock.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company follows the fair value method of recording stock-based compensation. The Company uses the modified prospective transition method since July 2005, which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. It applies to all awards unvested and granted after its effective date and awards modified, repurchased, or cancelled after that date.

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

Subsequent Events

The Company has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2014, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

Reclassifications

When necessary, certain reclassifications have been made to prior year amounts to conform to the current year presentation. These reclassifications did not change net income, total assets, liabilities, or stockholders’ equity as reported.

Recent Accounting Developments

Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists - In July 2013, FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists (a consensus of the FASB Emerging Issues Task Force, which requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. When a net operating loss, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional taxes that would result from the disallowance of a tax position, or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purposes, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. Currently, there is no explicit guidance under U.S. GAAP on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendment of this guidance does not require new recurring disclosures. ASU 2013-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The amendments of this ASU should be applied prospectively to all unrecognized tax benefits that exist at the effective date. Retrospective application is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements, since the Company already follows this approach.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Application of Accounting Standards

Reclassification of Defaulted Consumer Mortgage Loans upon Foreclosure - In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of the mortgage loan to other real estate owned (OREO). Under the ASU, repossession or foreclosure is deemed to have occurred when (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the mortgage loan through completion of a deed in lieu of foreclosure or a similar legal agreement. The ASU becomes effective for annual and interim periods beginning after December 15, 2014. The ASU can be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which the ASU is adopted. The adoption of this guidance will not have a material effect on our consolidated financial statements, since the Company already follows this approach.

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Management is currently assessing the impact to the Company’s consolidated financial statements.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement, as well as additional required disclosures. The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance will not have a material effect on our consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - In June 2014, FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management is currently assessing the impact to the Company’s consolidated financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure- In August 2014, FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. Management does not believe the amendments will have a material impact to the Company’s consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Going Concern - In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, a new going concern standard, which requires management to assess at each interim and annual reporting period whether substantial doubt exists about the company’s ability to continue as a going concern. Substantial doubt exists if it is probable (the same threshold that is used for contingencies) that the company will be unable to meet its obligations as they become due within one year after the date the financial statements are issued or available to be issued (assessment date). Management needs to consider known (and reasonably knowable) events and conditions at the assessment date. For all entities, this standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2016, with earlier adoption permitted. The adoption of this standard will have no material impact on our financial position or results of operations.

Hybrid Financial Instruments - In December 2014, the FASB recently issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force), a standard that will require a company that issues or invests in a hybrid financial instrument (e.g., a preferred share with a redemption feature, a conversion feature, or both) to determine the nature of the host contract by considering the economic characteristics of the entire instrument, including the embedded derivative feature that is being evaluated for separate accounting. Concluding the host contract is debt-like (versus equity-like) may result in substantially different answers about whether certain features must be accounted for separately. The guidance provides a modified retrospective transition for all existing hybrid financial instruments in the form of a share, with the option for full retrospective application. The new standard is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The adoption of this standard will have no material impact on our financial position or results of operations.

Other Potential Amendments to Current Accounting Standards - FASB and the International Accounting Standards Board, either jointly or separately, are currently working on several major projects, including amendments to existing accounting standards governing financial instruments, leases, and consolidation and investment companies. As part of the joint financial instruments project, FASB has issued a proposed ASU that would result in significant changes to the guidance for recognition and measurement of financial instruments, in addition to the proposed ASU that would change the accounting for credit losses on financial instruments discussed above. FASB is also working on a joint project that would require substantially all leases to be capitalized on the balance sheet. Upon completion of the standards, the Company will need to re-evaluate its accounting and disclosures. However, due to ongoing deliberations of the standard setters, the Company is currently unable to determine the effect of future amendments or proposals.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	December 31,
	2014	2013
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Securities sold under agreements to repurchase	$-	$67,029
Derivatives	2,980	2,980
Obligations under agreement of loans sold with recourse	5,427	12,190
	$8,407	$82,199

At December 31, 2014, OIB and Oriental Overseas, each, held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without the OCFI’s prior written approval.

The Company delivers cash as collateral to meet margin calls for some long term securities sold under agreements to repurchase. At December 31, 2014 there was no cash pledged as collateral. At December 31, 2013, the Company had cash pledged as collateral for securities sold under agreements to repurchase amounting to $67.0 million.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties. At both December 31, 2014 and 2013, the Company had delivered $3.0 million of cash as collateral for such derivatives activities.

The Company’s bank subsidiary, Oriental Bank, is required by law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2014 was $141.5 million (December 31, 2013 - $27.5 million). As of December 31, 2014 and 2013, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL AND INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2014 and 2013, money market instruments included as part of cash and cash equivalents amounted to $4.7 million and $7.0 million, respectively.

Securities Purchased Under Agreements to Resell

Securities purchased under agreements to resell consist of short-term investments and are carried at the amounts at which the assets will be subsequently resold as specified in the respective agreements. At December 31, 2013, securities purchased under agreements to resell amounted to $60.0 million. At December 31, 2014, there were no securities purchased under agreements to resell.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at December 31, 2014 and 2013 were as follows:

	December 31, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$972,836	$37,876	$1,203	$1,009,509	3.12%
GNMA certificates	4,473	288	8	4,753	4.94%
CMOs issued by US government-sponsored agencies	179,146	136	3,153	176,129	1.81%
Total mortgage-backed securities	1,156,455	38,300	4,364	1,190,391	2.92%
Investment securities
Obligations of US government-sponsored agencies	7,148	33	-	7,181	1.34%
Obligations of Puerto Rico government and public instrumentalities	20,939	-	5,267	15,672	5.41%
Other debt securities	3,137	157	-	3,294	2.95%
Total investment securities	31,224	190	5,267	26,147	4.23%
Total securities available for sale	$1,187,679	$38,490	$9,631	$1,216,538	2.96%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	162,752	1,402	-	164,154	2.48%
Total	$1,350,431	$39,892	$9,631	$1,380,692	2.90%

	December 31, 2013
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$1,190,910	$33,089	$6,669	$1,217,330	2.93%
GNMA certificates	7,406	433	24	7,815	4.92%
CMOs issued by US government-sponsored agencies	220,801	407	6,814	214,394	1.78%
Total mortgage-backed securities	1,419,117	33,929	13,507	1,439,539	2.76%
Investment securities
Obligations of US government-sponsored agencies	10,691	-	42	10,649	1.21%
Obligations of Puerto Rico government and public instrumentalities	121,035	-	6,845	114,190	4.38%
Other debt securities	24,200	167	320	24,047	3.46%
Total investment securities	155,926	167	7,207	148,886	2.99%
Total securities available-for-sale	$1,575,043	$34,096	$20,714	$1,588,425	2.89%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at December 31, 2014, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2014
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$21,181	$21,550	$-	$-
Total due after 5 to 10 years	21,181	21,550	-	-
Due after 10 years
FNMA and FHLMC certificates	951,655	987,959	162,752	164,154
GNMA certificates	4,473	4,753	-	-
CMOs issued by US government-sponsored agencies	179,146	176,129	-	-
Total due after 10 years	1,135,274	1,168,841	162,752	164,154
Total mortgage-backed securities	1,156,455	1,190,391	162,752	164,154
Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico government and public instrumentalities	10,473	8,872	-	-
Total due from 1 to 5 years	10,473	8,872	-	-
Due after 5 to 10 years
Obligations of US government and sponsored agencies	7,148	7,181	-	-
Total due after 5 to 10 years	7,148	7,181	-	-
Due after 10 years
Obligations of Puerto Rico government and public instrumentalities	10,466	6,800	-	-
Other debt securities	3,137	3,294	-	-
Total due after 10 years	13,603	10,094	-	-
Total investment securities	31,224	26,147	-	-
Total securities available-for-sale	$1,187,679	$1,216,538	$162,752	$164,154

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2013, obligations of the Puerto Rico government and its public instrumentalities included a $98.7 million principal amount, LIBOR floating rate bond with a maturity date of July 1, 2024, that was subject to mandatory tender for purchase by the end of the third year anniversary of the closing date, which was June 1, 2014. The bond was also subject to optional demand tender for purchase upon the occurrence and continuance of certain events, including (among others) the withdrawal, suspension or reduction below investment grade of the credit rating on any general obligation of the Commonwealth by any of the three major rating agencies. This bond was repaid by the issuer on March 17, 2014.

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During 2014, 2013 and 2012, the Company sold $99.4 million, $141.2 million, and $188.0 million, respectively, of available-for-sale Government National Mortgage Association (“GNMA”) certificates as part of its recurring mortgage loan origination and securitization activities. These sales realized nominal or no any gains or losses during such periods.

In addition, during 2014, the Company sold $110.8 million of available-for-sale FNMA and FHLMC certificates because the Company believed that gains could be realized and that there were good opportunities to invest the proceeds in other investment securities with attractive yields and terms that would allow the Company to continue protecting its net interest margin. The Company recorded a net gain on sale of these securities of $4.4 million.

The table below presents the sale of investment securities, including its gross realized gains and losses by category, for the years ended 2014, 2013 and 2012:

	Year Ended December 31, 2014
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	99,360	99,360	-	-
Total	$214,518	$210,152	$4,366	$-

	Year Ended December 31, 2013
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$141,202	$141,237	$-	$35
Total	$141,202	$141,237	$-	$35

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2012
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of Securities Available-for-Sale
Mortgage-backed securities and CMOs
FNMA and FHLMC certificates	$1,422,405	$1,346,561	$75,844	$-
GNMA certificates	187,973	187,971	2	-
CMOs issued by US Government-sponsored agencies	334,687	333,334	1,353	-
Total mortgage-backed securities and CMOs	1,945,065	1,867,866	77,199	-
Investment securities
US Treasury securities	238,796	238,797	-	1
Obligations of Puerto Rico Government and public instrumentalities	35,882	36,478	32	628
Structured credit investments	44,577	46,969	-	2,392
Other mortgage securities	1,274	1,274	-	-
Total investment securities	320,529	323,518	32	3,021
Total	$2,265,594	$2,191,384	$77,231	$3,021

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2014 and 2013:

	December 31, 2014
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$143,928	$3,086	$140,842
FNMA and FHLMC certificates	113,376	1,172	112,204
Obligations of Puerto Rico government and public instrumentalities	20,939	5,267	15,672
GNMA certificates	77	8	69
	$278,320	$9,533	$268,787

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$15,172	$67	$15,105
FNMA and FHLMC certificates	63,736	31	63,705
	$78,908	$98	$78,810

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$159,100	$3,153	$155,947
FNMA and FHLMC certificates	177,112	1,203	175,909
Obligations of Puerto Rico government and public instrumentalities	20,939	5,267	15,672
GNMA certificates	77	8	69
	$357,228	$9,631	$347,597

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2013
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and public instrumentalities	$20,845	$5,470	$15,375
CMOs issued by US government-sponsored agencies	2,559	237	2,322
GNMA certificates	81	11	70
	$23,485	$5,718	$17,767

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and public instrumentalities	$100,190	$1,375	$98,815
CMOs issued by US government-sponsored agencies	182,661	6,577	176,084
GNMA certificates	122	13	109
FNMA and FHLMC certificates	220,914	6,669	214,244
Obligations of US government and sponsored agencies	10,691	42	10,649
Other debt securities	20,000	320	19,680
	$534,578	$14,996	$519,581

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and public instrumentalities	$121,035	$6,845	$114,190
CMOs issued by US government-sponsored agencies	185,220	6,814	178,406
GNMA certificates	203	24	179
FNMA and FHLMC certificates	220,914	6,669	214,244
Obligations of US government and sponsored agencies	10,691	42	10,649
Other debt securities	20,000	320	19,680
	$558,063	$20,714	$537,348

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Most of the investment securities ($336.3 million, amortized cost, or 94%) with an unrealized loss position at December 31, 2014 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investment securities ($20.9 million, amortized cost, or 6%) with an unrealized loss position at December 31, 2014 consist of obligations issued or guaranteed by the government of Puerto Rico and its public instrumentalities. The decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations, structural budget deficits and liquidity constraints, high unemployment and a shrinking population. Moreover, the market value of these securities may be affected by the uncertainty in regards to the effect of the recent ruling issued by the United States District Court of  P.R. declaring the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) unconstitutional, and the decisions taken by the credit agencies in February 2015 to lower the Commonwealth’s General Obligation bonds  rating on concerns that Puerto Rico’s economy and the liquidity position of GDB may weaken further.

As of December 31, 2014, the Company continued to apply a discounted cash flow analysis to the Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

•         The contractual future cash flows of the bonds were projected based on the key terms as set forth in the official statements for each investment. Such key terms included among others the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows are calculated based on monthly default probability and recovery rate assumptions based on the credit rating of each investment. Constant monthly default rates were assumed throughout the life of the bonds which were based on the respective security’s credit rating as of the date of the analysis.

•         The adjusted future cash flows were then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

The discounted cash flow analysis for the investments showed a cumulative default probability at maturity in the range of 2.509% to 15.340%, thus reflecting that it is more likely than not that the bonds will not default at all during their remaining terms (range between 84.660% and 97.491%). Based on this analysis, and taking into account that there have been no material changes in the economic conditions or credit ratings of Puerto Rico government bond issuers, the Bank has concluded that there is no other than temporary impairment related to these securities as of December 31, 2014.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2014 and 2013. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2014	2013
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$1,088,526	$1,277,919
Puerto Rico public fund deposits	-	97,772
Derivatives	7,043	8,100
Puerto Rico cash and money market fund	76,259	67,507
Bond for the Bank's trust operations	105	105
Total pledged investment securities	1,171,933	1,451,403
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	1,013,106	1,151,836
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	139,043	130,607
Federal Reserve Bank credit facility	179,895	184,772
Puerto Rico public fund deposits	414,481	548,979
	733,419	864,358
Pledged auto loans and leases to secure:
Federal Reserve Bank credit facility	884,339	877,673
Total pledged assets	$3,802,797	$4,345,270
Financial assets not pledged:
Investment securities	$207,357	$128,876
Residential mortgage loans	586,040	517,913
Commercial loans	1,349,467	1,276,773
Consumer loans	266,498	253,658
Auto loans and leases	123,258	183,200
Total assets not pledged	$2,532,620	$2,360,420

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS

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

The composition of the Company’s loan portfolio at December 31, 2014 and 2013 was as follows:

	December 31,
	2014	2013
	(In thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$791,751	$766,265
Commercial	1,289,732	1,127,657
Consumer	186,760	127,744
Auto and leasing	575,582	379,874
	2,843,825	2,401,540
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	12,675	77,681
Consumer	45,344	56,174
Auto and leasing	184,782	301,584
	242,801	435,439
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	656,122	717,904
Commercial	452,201	545,117
Construction	106,361	126,427
Consumer	29,888	63,620
Auto and leasing	247,233	379,145
	1,491,805	1,832,213
	4,578,431	4,669,192
Deferred loan cost , net	4,282	1,035
Loans receivable	4,582,713	4,670,227
Allowance for loan and lease losses on non-covered loans	(69,517)	(54,298)
Loans receivable, net	4,513,196	4,615,929
Mortgage loans held-for-sale	14,539	46,529
Total non-covered loans, net	4,527,735	4,662,458
Covered loans:
Loans secured by 1-4 family residential properties	117,171	121,748
Construction and development secured by 1-4 family residential properties	19,562	17,304
Commercial and other construction	221,917	264,249
Consumer	4,506	6,119
Auto and leasing	-	270
Total covered loans	363,156	409,690
Allowance for loan and lease losses on covered loans	(64,245)	(52,729)
Total covered loans, net	298,911	356,961
Total loans, net	$4,826,646	$5,019,419

During the year ended December 31, 2014, the Company reclassified $25.8 million in mortgage loans held-for-sale to held-for-investment. During the year ended December 31, 2013, the Company did not reclassify any mortgage loans held-for-sale to held-for-investment.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of December 31, 2014 and 2013 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$4,128	$3,157	$4,395	$11,680	$54,064	$65,744	$134
Years 2003 and 2004	10,484	4,735	6,489	21,708	87,961	109,669	-
Year 2005	3,824	2,205	4,454	10,483	49,989	60,472	-
Year 2006	5,706	3,298	8,667	17,671	67,879	85,550	89
Years 2007, 2008 and 2009	5,283	1,809	7,646	14,738	78,751	93,489	-
Years 2010, 2011, 2012, 2013 and 2014	3,684	2,992	6,900	13,576	190,848	204,424	365
	33,109	18,196	38,551	89,856	529,492	619,348	588
Non-traditional	1,477	584	3,223	5,284	30,916	36,200	-
Loss mitigation program	8,199	7,106	14,114	29,419	64,024	93,443	2,766
	42,785	25,886	55,888	124,559	624,432	748,991	3,354
Home equity secured personal loans	-	-	-	-	517	517	-
GNMA's buy-back option program	-	-	42,243	42,243	-	42,243	-
	42,785	25,886	98,131	166,802	624,949	791,751	3,354
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	133,076	133,076	-
Institutional	-	-	-	-	36,611	36,611	-
Middle market	-	645	396	1,041	163,009	164,050	-
Retail	330	561	7,275	8,166	167,462	175,628	-
Floor plan	-	-	-	-	1,650	1,650	-
Real estate	-	-	-	-	12,628	12,628	-
	330	1,206	7,671	9,207	514,436	523,643	-
Other commercial and industrial:
Corporate	-	-	-	-	63,746	63,746	-
Institutional	-	-	-	-	478,935	478,935	-
Middle market	-	-	618	618	91,716	92,334	-
Retail	866	412	1,061	2,339	87,832	90,171	-
Floor plan	-	-	-	-	40,903	40,903	-
	866	412	1,679	2,957	763,132	766,089	-
	1,196	1,618	9,350	12,164	1,277,568	1,289,732	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	360	139	375	874	18,197	19,071	-
Overdrafts	20	-	-	20	287	307	-
Personal lines of credit	102	25	102	229	1,971	2,200	-
Personal loans	1,822	743	678	3,243	144,696	147,939	-
Cash collateral personal loans	275	39	9	323	16,920	17,243	-
	2,579	946	1,164	4,689	182,071	186,760	-
Auto and leasing	47,658	16,916	7,420	71,994	503,588	575,582	-
Total	$94,218	$45,366	$116,065	$255,649	$2,588,176	$2,843,825	$3,354

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

At December 31, 2014, delinquencies in the consumer and the auto and leasing portfolios reflect the fact that these portfolios are increasing as new originations are ramping up the balances outstanding. Two years from the BBVAPR Acquisition, those portfolios are beginning to reflect delinquency levels as expected for similar seasoned portfolios. Non-performing loans of acquired non-covered loan portfolio were accounted for under ASC 310-30. At December 31, 2014, higher delinquencies in the mortgage portfolio reflect Puerto Rico’s prolonged recession.

At December 31, 2014 and 2013, the Company had $450.2 million and $515.4 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. This entire amount was current at December 31, 2014.

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

The following tables present the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of December 31, 2014 and 2013, by class of loans:

	December 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	-	-	351	351	-	351	-
Floor plan	-	62	345	407	3,724	4,131	-
	-	62	696	758	3,724	4,482	-
Other commercial and industrial
Retail	155	67	192	414	3,707	4,121	-
Floor plan	202	134	223	559	3,513	4,072	-
	357	201	415	973	7,220	8,193	-
	357	263	1,111	1,731	10,944	12,675	-
Consumer
Credit cards	1,376	654	1,399	3,429	38,419	41,848	-
Personal loans	151	47	77	275	3,221	3,496	-
	1,527	701	1,476	3,704	41,640	45,344	-
Auto	11,003	3,453	1,262	15,718	169,064	184,782	-
Total	$12,887	$4,417	$3,849	$21,153	$221,648	$242,801	$-

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

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$ 2,394,378	$ 2,929,353
Less: Non-accretable discount	456,627	579,587
Cash expected to be collected	1,937,751	2,349,766
Less: Accretable yield	445,946	517,553
Carrying amount, gross	1,491,805	1,832,213
Less: allowance for loan and lease losses	13,481	2,863
Carrying amount, net	$ 1,478,324	$ 1,829,350

During 2014, the Company sold non-performing residential mortgage loans that were accounted for under ASC 310-30 with a carrying amount of $19.7 million. No gain or loss was realized in the transaction in accordance to ASC 310-30 accounting. During 2013, the Company did not sell any loans that were accounted for under ASC 310-30.

At December 31, 2014 and 2013, the Company had $168.8 million and $180.5 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30. This entire amount was current at December 31, 2014.

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the year periods ended December 31, 2014 and 2013, excluding covered loans:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Accretable Yield Activity
Balance at beginning of year	$517,553	$655,833	$-
Additions	-	-	663,700
Accretion	(153,536)	(199,178)	(7,867)
Transfer from non-accretable discount	81,929	60,898	-
Balance at end of year	$445,946	$517,553	$655,833

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of year	$579,587	$714,462	$-
Additions	-	-	717,516
Change in actual and expected losses	(41,031)	(73,977)	(3,054)
Transfer to accretable yield	(81,929)	(60,898)	-
Balance at end of year	$456,627	$579,587	$714,462

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The carrying amount of covered loans at the years ended December 31, 2014 and 2013 is as follows:

	December 31,
	2014	2013
	(In thousands)
Contractual required payments receivable	$535,425	$702,126
Less: Non-accretable discount	62,410	129,477
Cash expected to be collected	473,015	572,649
Less: Accretable yield	109,859	162,959
Carrying amount, gross	363,156	409,690
Less: Allowance for covered loan and lease losses	64,245	52,729
Carrying amount, net	$298,911	$356,961

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Accretable Yield Activity
Balance at beginning of year	$162,959	$188,008	$188,822
Accretion	(88,969)	(91,769)	(85,376)
Transfer from non-accretable discount	35,869	66,720	84,562
Balance at end of year	$109,859	$162,959	$188,008

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Non-Accretable Discount Activity
Balance at beginning of year	$129,477	$237,555	$412,170
Change in actual and expected losses	(31,198)	(41,358)	(90,053)
Transfer to accretable yield	(35,869)	(66,720)	(84,562)
Balance at end of year	$62,410	$129,477	$237,555

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$4,427	$3,428
Years 2003 and 2004	7,042	1,845
Year 2005	4,585	4,922
Year 2006	9,274	4,418
Years 2007, 2008 and 2009	8,579	4,511
Years 2010, 2011, 2012, 2013 and 2014	7,365	7,818
	41,272	26,942
Non-traditional	3,224	2,311
Loss mitigation program	20,934	18,792
	65,430	48,045
Home equity secured personal loans	-	138
	65,430	48,183
Commercial
Commercial secured by real estate
Middle market	9,534	11,895
Retail	9,000	7,208
	18,534	19,103
Other commercial and industrial
Middle market	618	1,134
Retail	2,527	2,485
Floor plan	-	108
	3,145	3,727
	21,679	22,830
Consumer
Credit cards	375	232
Personal lines of credit	110	84
Personal loans	1,092	485
Cash collateral personal loans	13	4
	1,590	805
Auto and leasing	8,668	5,089
Total non-accrual originated and other loans	$97,367	$76,907

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,	December 31,
	2014	2013
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$351	$956
Floor plan	407	101
	758	1,057
Other commercial and industrial
Corporate	-	97
Retail	195	1,371
Floor plan	234	18
	429	1,486
	1,187	2,543
Consumer
Credit cards	1,399	2,068
Personal loans	77	151
	1,476	2,219
Auto	1,512	1,608
Total non-accrual acquired loans	4,175	6,370
Total non-accrual loans	$101,542	$83,277

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

At December 31, 2014 and 2013, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $274.4 million and $66.5 million, respectively, as they are performing under their new terms. During the year ended December 31, 2014, the revolving line of credit to finance the purchase of fuel for the day- to-day power generation activities of the Puerto Rico Electric Power Authority (“PREPA”) was classified substandard and a troubled-debt restructuring. Based on our analysis and in accordance with our credit policy, the loan is being maintained in accrual status requiring no impairment. At December 31, 2014 this line of credit had an unpaid principal balance of $200.0 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $236.9 million and $28.4 million at December 31, 2014 and 2013, respectively. Impaired commercial loans at December 31, 2014 included the PREPA line of credit with an unpaid principal balance of $200.0 million. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $841 thousand and $1.4 million at December 31, 2014 and 2013, respectively. The total investment in impaired mortgage loans was $94.2 million and $84.5 million at December 31, 2014 and 2013, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $9.0 million and $8.7 million at December 31, 2014 and 2013, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in non-covered commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$6,349	$6,226	$841	14%
Residential troubled-debt restructuring	99,947	94,185	8,968	10%
Impaired loans with no specific allowance:
Commercial	237,806	230,044	N/A	N/A
Total investment in impaired loans	$344,102	$330,455	$9,809	3%

	December 31, 2013
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,600	$5,553	$1,431	26%
Residential troubled-debt restructuring	89,539	84,494	8,708	10%
Impaired loans with no specific allowance
Commercial	27,914	22,592	N/A	N/A
Total investment in impaired loans	$124,053	$112,639	$10,139	9%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in non-covered commercial loans categorized as non-covered acquired loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2014 and 2013 are as follows:

	December 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	672	672	N/A	N/A
Total investment in impaired loans	$672	$672	$-	0%

	December 31, 2013
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	208	208	N/A	N/A
Total investment in impaired loans	$208	$208	$-	0%

Non-covered Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at December 31, 2014 and 2013 are as follows:

	December 31, 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Commercial	$289,228	$255,619	$5,506	2%
Construction	90,786	83,751	7,970	10%
Consumer	35,812	29,888	5	0%
Total investment in impaired non-covered loan pools	$415,826	$369,258	$13,481	4%

	December 31, 2013
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$5,183	$4,718	$57	1%
Commercial	48,100	40,411	394	1%
Construction	21,526	17,818	1,319	7%
Consumer	73,043	63,606	361	1%
Auto	379,236	377,316	732	0%
Total investment in impaired non-covered loan pools	$527,088	$503,869	$2,863	1%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in non-covered commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the years ended 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)

Impaired loans with specific allowance
Commercial	$237	$5,899	$160	$12,709	$259	$16,518
Residential troubled-debt restructuring	2,623	90,383	2,266	82,028	1,566	64,444
Impaired loans with no specific allowance
Commercial	9,400	90,748	1,139	26,188	949	24,956
Total interest income from impaired loans	$12,260	$187,030	$3,565	$120,925	$2,774	$105,918

Covered Loans

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of December 31, 2014 and 2013 are as follows:

	December 31, 2014
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$134,579	$106,116	$15,522	15%
Construction and development secured by 1-4 family residential properties	57,123	19,562	10,724	55%
Commercial and other construction	93,894	74,069	37,610	51%
Consumer	7,992	4,506	389	9%
Total investment in impaired covered loan pools	$293,588	$204,253	$64,245	31%

	December 31, 2013
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$52,142	$38,179	$12,495	33%
Construction and development secured by 1-4 family residential properties	66,037	17,304	6,866	40%
Commercial and other construction	209,566	111,946	32,753	29%
Consumer	10,512	5,857	615	11%
Total investment in impaired covered loan pools	$338,257	$173,286	$52,729	30%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the years ended 2014, 2013 and 2012:

	Year Ended December 31, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	162	$21,188	6.03%	350	$20,958	4.25%	420
Commercial	26	200,446	7.25%	3	200,125	7.25%	10
Consumer	26	212	10.09%	56	240	12.96%	65

	Year Ended December 31, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	145	$20,143	6.52%	340	$20,971	4.34%	409
Commercial	2	1,842	8.99%	87	1,842	4.00%	66
Consumer	2	15	13.43%	75	15	12.67%	67

	Year Ended December 31, 2012
	Number of contracts	Pre- Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	227	$33,286	6.41%	315	$35,568	4.75%	402
Commercial	2	3,456	6.17%	53	3,462	6.26%	56

Commercial troubled-debt restructurings during the year ended December 31, 2014 included 19 contracts with PREPA which amounted to $200.0 million.

The following table presents troubled-debt restructurings for which there was a payment default during the years ended 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	15	$1,700	15	$1,689	32	$4,107
Commercial	-	$-	-	$-	1	$477
Consumer	5	$37	1	$9	-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company uses the following definitions for risk ratings:

Pass: Loans classified as “pass” have a well-defined primary source of repayment very likely to be sufficient, with no apparent risk, strong financial position, minimal operating risk, profitability, liquidity and capitalization better than industry standards.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	December 31, 2014
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$133,076	$109,282	$15,615	$-	$-	$8,179
Institutional	36,611	27,089	9,284	-	-	238
Middle market	164,050	148,360	2,817	-	-	12,873
Retail	175,628	159,209	3,690	2,637	-	10,092
Floor plan	1,650	285	958	-	-	407
Real estate	12,628	12,628	-	-	-	-
	523,643	456,853	32,364	2,637	-	31,789
Other commercial and industrial:
Corporate	63,746	63,746	-	-	-	-
Institutional	478,935	278,953	-	-	-	199,982
Middle market	92,334	87,126	2,815	-	-	2,393
Retail	90,171	85,941	259	2,575	-	1,396
Floor plan	40,903	38,148	1,247	126	-	1,382
	766,089	553,914	4,321	2,701	-	205,153
Total	1,289,732	1,010,767	36,685	5,338	-	236,942

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	351	-	-	351	-	-
Floor plan	4,131	4,131	-	-	-	-
	4,482	4,131	-	351	-	-
Other commercial and industrial:
Retail	4,121	4,080	8	33	-	-
Floor plan	4,072	4,072	-	-	-	-
	8,193	8,152	8	33	-	-
Total	12,675	12,283	8	384	-	-
Total	$1,302,407	$1,023,050	$36,693	$5,722	$-	$236,942

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

All loans individually measured for impairment are classified as substandard as of December 31, 2014.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2014 and 2013, we had approximately $619.0 million and $763.4 million, respectively, of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, of which $619.0 million and $696.0 million, respectively, were outstanding as of such dates. A substantial portion of our credit exposure to the government of Puerto Rico consists of loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it. We also have loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all their general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

The Recovery Act established procedures for the adjustment of debts of certain public corporations owned by the Commonwealth.  As Puerto Rico governmental instrumentalities, the prevailing view is that such public corporations, including, for example, PREPA, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations and promoting their economic independence.  As a result of the enactment of the Recovery Act, the three principal rating agencies further downgraded most of Puerto Rico’s debt obligations.  However, in February 2015, the United States District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It further held that the Commonwealth is permanently enjoined from enforcing the Recovery Act.  Therefore, the Commonwealth’s ability to restructure the debts of some of its public corporations, such as PREPA, remains uncertain and a broad, disorderly restructuring is possible.

Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA, a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of December 31, 2014. We, as part of the bank syndicate, agreed in August 2014 to extend our credit facilities with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also committed to deliver a full debt-restructuring plan by March 2, 2015. After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that the loan should be maintained in accrual status requiring no impairment.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	December 31, 2014
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$65,744	$53,432	$3,963	$3,083	$1,044	$1,360	$1,975	$887
Years 2003 and 2004	109,669	86,941	10,391	4,362	1,657	3,215	1,330	1,773
Year 2005	60,472	49,275	3,824	2,205	389	1,673	1,893	1,213
Year 2006	85,550	65,113	5,263	2,967	1,242	2,801	4,624	3,540
Years 2007, 2008 and 2009	93,489	76,246	4,230	1,809	337	3,986	2,813	4,068
Years 2010, 2011, 2012 2013 and 2014	204,424	190,650	2,988	2,490	938	1,397	1,296	4,665
	619,348	521,657	30,659	16,916	5,607	14,432	13,931	16,146
Non-traditional	36,200	30,916	1,477	584	478	600	2,096	49
Loss mitigation program	93,443	10,882	995	1,123	802	405	1,246	77,990
	748,991	563,455	33,131	18,623	6,887	15,437	17,273	94,185
Home equity secured personal loans	517	517	-	-	-	-	-	-
GNMA's buy-back option program	42,243	-	-	-	6,416	20,729	15,098	-
	791,751	563,972	33,131	18,623	13,303	36,166	32,371	94,185
Consumer
Credit cards	19,071	18,198	360	139	171	203	-	-
Overdrafts	307	287	20	-	-	-	-	-
Unsecured personal lines of credit	2,200	1,970	102	25	38	62	3	-
Unsecured personal loans	147,939	144,060	1,752	730	623	55	-	719
Cash collateral personal loans	17,243	16,920	275	39	9	-	-	-
	186,760	181,435	2,509	933	841	320	3	719
Auto and Leasing	575,582	503,588	47,658	16,916	5,196	2,224	-	-
	1,554,093	1,248,995	83,298	36,472	19,340	38,710	32,374	94,904
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	41,848	38,419	1,376	654	589	810	-	-
Personal loans	3,496	3,221	151	47	39	38	-	-
	45,344	41,640	1,527	701	628	848	-	-
Auto	184,782	169,064	11,003	3,453	767	495	-	-
	230,126	210,704	12,530	4,154	1,395	1,343	-	-
Total	$1,784,219	$1,459,699	$95,828	$40,626	$20,735	$40,053	$32,374	$94,904

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at December 31, 2014 and 2013 was as follows:

	December 31,	December 31,
	2014	2013
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$19,679	$19,937
Commercial	8,432	14,897
Consumer	9,072	6,006
Auto and leasing	14,255	7,866
Unallocated	1	375
	51,439	49,081
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	65	926
Consumer	1,211	-
Auto	3,321	1,428
	4,597	2,354
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	13,476	1,713
Consumer	5	418
Auto	-	732
	13,481	2,863
	69,517	54,298
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	15,522	12,495
Commercial and other construction	48,334	39,619
Consumer	389	615
	64,245	52,729
Total allowance for loan and lease losses	$133,762	$107,027

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2014
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of year	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(5,011)	(2,424)	(5,782)	(26,041)	-	(39,258)
Recoveries	428	333	570	8,858	-	10,189
Provision (recapture) for non-covered originated and other loan and lease losses	4,325	(4,374)	8,278	23,572	(374)	31,427
Balance at end of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439

	Year Ended December 31, 2013
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of year	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(36,566)	(5,889)	(1,485)	(4,601)	-	(48,541)
Recoveries	6	383	165	1,568	-	2,122
Provision (recapture) for non-covered originated and other loan and lease losses	35,405	3,331	6,470	10,366	7	55,579
Balance at end of year	$19,937	$14,897	$6,006	$7,866	$375	$49,081

	Year Ended December 31, 2012
				Auto and
	Mortgage	Commercial	Consumer	Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of year	$21,652	$12,548	$1,423	$845	$542	$37,010
Charge-offs	(6,492)	(4,081)	(739)	(139)	-	(11,451)
Recoveries	131	156	194	27	-	508
Provision (recapture) for non-covered originated and other loan and lease losses	5,801	8,449	(22)	(200)	(174)	13,854
Balance at end of year	$21,092	$17,072	$856	$533	$368	$39,921

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,968	$841	$-	$-	$-	$9,809
Collectively evaluated for impairment	10,711	7,591	9,072	14,255	1	41,630
Total ending allowance balance	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Loans:
Individually evaluated for impairment	$94,185	$236,270	$-	$-	$-	$330,455
Collectively evaluated for impairment	697,566	1,053,462	186,760	575,582	-	2,513,370
Total ending loan balance	$791,751	$1,289,732	$186,760	$575,582	$-	$2,843,825

	December 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,708	$1,431	$-	$-	$-	$10,139
Collectively evaluated for impairment	11,229	13,466	6,006	7,866	375	38,942
Total ending allowance balance	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Loans:
Individually evaluated for impairment	$84,494	$28,145	$-	$-	$-	$112,639
Collectively evaluated for impairment	681,771	1,099,512	127,744	379,874	-	2,288,901
Total ending loans balance	$766,265	$1,127,657	$127,744	$379,874	$-	$2,401,540

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Year Ended December 31, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$926		$-	$1,428	$-	$2,354
Charge-offs	(532)		(6,902)	(6,011)	-	(13,445)
Recoveries	73		531	2,169	-	2,773
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(402)		7,582	5,735	-	12,915
Balance at end of year	$65		$1,211	$3,321	$-	$4,597

	Year Ended December 31, 2013
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$-	-	$-	$-	$-	$-
Charge-offs	(25)		(5,530)	(5,650)	-	(11,205)
Recoveries	9		1,035	3,398	-	4,442
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-20	942		4,495	3,680	-	9,117
Balance at end of year	$926		$-	$1,428	$-	$2,354

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	65	1,211	3,321	-	4,597
Total ending allowance balance	$65	$1,211	$3,321	$-	$4,597
Loans:
Collectively evaluated for impairment	12,675	45,344	184,782	-	242,801
Total ending loan balance	$12,675	$45,344	$184,782	$-	$242,801

	December 31, 2013
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	926	-	1,428	-	2,354
Total ending allowance balance	$926	$-	$1,428	$-	$2,354
Loans:
Collectively evaluated for impairment	77,681	56,174	301,584	-	435,439
Total ending loan balance	$77,681	$56,174	$301,584	$-	$435,439

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Year Ended December 31, 2014
	Mortgage		Commercial	Construction	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of year	$-		$1,713	$-	$418	$732	$2,863
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		11,763	-	(413)	(732)	10,618
Balance at end of year	$-		$13,476	$-	$5	$-	$13,481

	Year Ended December 31, 2013
	Mortgage		Commercial	Construction	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of year	$-	-	$-	$-	$-	$-	$-
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		1,713	-	418	732	2,863
Balance at end of year	$-		$1,713	$-	$418	$732	$2,863

Non-covered acquired loans accounted for under ASC 310-30 were recognized at fair value as of December 18, 2012, which included the impact of expected credit losses, and therefore, no allowance for credit losses was recorded during year ended December 31, 2012.

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

The changes in the allowance for loan and lease losses on covered loans for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(In thousands)
Balance at beginning of the year	$52,729	$54,124
Provision for covered loan and lease losses, net	5,680	5,335
FDIC shared-loss portion of provision for (recapture of)
covered loan and lease losses, net	5,836	(6,730)
Balance at end of the year	$64,245	$52,729

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7- FDIC INDEMNIFICATION ASSET AND TRUE-UP PAYMENT OBLIGATION

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$189,240	$302,295	$405,646
Shared-loss agreements reimbursements from the FDIC	(47,666)	(47,100)	(96,664)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	5,836	(6,730)	7,041
FDIC indemnification asset expense	(62,285)	(66,253)	(25,805)
Incurred expenses to be reimbursed under shared-loss agreements	12,253	7,028	12,077
Balance at end of year	$97,378	$189,240	$302,295

True-up payment obligation:
Balance at beginning of year	$18,510	$15,496	$13,279
Change in true-up payment obligation	3,471	3,014	2,217
Balance at end of year	$21,981	$18,510	$15,496

The FDIC shared-loss expense bears an inverse relationship with a change in the yield of covered pools in accordance with ASC 310-30. ASC 310-30 dictates that such pools should be subject to increases in their yield when the present value of the expected cash flows is higher than the pool’s carrying balance. When the increases in cash flow expectations are driven by reductions in the expected credit losses, the Bank recognizes that such losses are no longer expected to be collected from the FDIC. Accordingly, the Bank reduces the FDIC indemnification asset by amortizing the reduction in expected collections throughout the remaining life of the underlying pools. This amortization is recognized in the FDIC shared-loss expense. During the fourth quarter of 2014, the FDIC and the Company agreed to a methodology for the determination of the fair value of covered assets.  This change resulted in higher claims to the FDIC from previously expected.  As a result, lower amortization of the indemnification asset was required during that quarter.

The underlying factors that caused an increase in the expected cash flows and resulting reduction in projected losses are derived from the pool-level cash flow forecasts. Credit loss assumptions used to develop each pool-level cash flow forecast are based on the behavior of defaults, recoveries and losses of the corresponding pool of covered loans.

Shared-loss agreements reimbursements from the FDIC for the year ended December 31, 2014, include $15.0 million corresponding to the third quarter loss-share certification that was received during January 2015. This was also recorded as an account receivable from the FDIC and included in other assets in the consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC indemnification asset expense of $62.3 million for 2014 decreased when compared to $ 66.3 million for 2013 and $25.8 million for 2012. The reduction in 2014 when compared to 2013 is driven by a lower level of stepped up cost recoveries on certain construction, commercial, and leasing loan pools, which amounted to $12.2 million and $16.6 million in 2014 and 2013, respectively. The increase in 2014 and 2013 when compared to 2012 was caused by the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans. Forecasted losses showed a decreasing trend during in 2014 and 2013 as compared to the projections in 2012. The reduction in claimable losses amortizes the FDIC indemnification asset through the shorter of the remaining life of the shared loss agreement or the loan holding period. This amortization is net of the accretion of the discount recorded to reflect the expected claimable loss at its net present value. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. The majority of the FDIC indemnification asset, $67.9 million, is recorded for projected claimable losses on non-single family residential loans whose loss share period ends in the second quarter of 2015, although the period during which recoveries are shared extends for additional three-years.

Also in connection with the FDIC assisted acquisition, the Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $22.0 million and $18.5 million, net of discount, as of December 31, 2014 and 2013, respectively. The estimated liability is included within accrued expenses and other liabilities in the consolidated statements of financial condition.

The true-up payment obligation, also known as clawback liability, may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. During 2014, the fair value of the true-up payment obligation increased by $3.5 million, compared to increases of $3.0 million and $2.2 million for 2013 and 2012, respectively.  These changes in fair value are included as change in true-up payment obligation within FDIC shared-loss expense, net in the consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Carrying amount (fair value)	$21,981	$18,510
Undiscounted amount	$40,266	$40,199

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 —  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2014	2013
		(In thousands)
Land	—	$5,680	$5,680
Buildings and improvements	40	65,430	63,594
Leasehold improvements	5 — 10	23,000	23,031
Furniture and fixtures	3 — 7	12,739	12,203
Information technology and other	3 — 7	26,422	24,876
		133,271	129,384
Less: accumulated depreciation and amortization		(52,672)	(46,481)
		$80,599	$82,903

Depreciation and amortization of premises and equipment totaled $10.2 million in 2014, $10.3 million in 2013 and $4.8 million in 2012. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 9 - SERVICING ASSETS

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

At December 31, 2014, servicing assets amounted to $14.0 million, related to residential mortgage loans. At December 31, 2013, servicing assets was composed of $13.8 million related to residential mortgage loans and $22 thousand of leasing servicing assets acquired in the FDIC-assisted acquisition of Eurobank.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Fair value at beginning of year	$13,801	$10,795	$10,454
Servicing from mortgage securitizations or asset transfers	2,149	3,177	1,867
Changes due to payments on loans	(1,072)	(950)	(1,107)
Changes in fair value due to changes in valuation model inputs or assumptions	(886)	779	(419)
Fair value at end of year	$13,992	$13,801	$10,795

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset value for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
Constant prepayment rate	4.16% - 13.98%	5.78% - 14.33%	8.51% - 16.29%
Discount rate	10.00% - 12.00%	10.00% - 12.00%	10.50% - 13.50%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2014
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$13,992
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(414)
Decrease in fair value due to 20% adverse change	$(807)
Discount rate
Decrease in fair value due to 10% adverse change	$(643)
Decrease in fair value due to 20% adverse change	$(1,234)

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

Servicing fee income is based on a contractual percentage of the outstanding principal and is recorded as income when earned. Servicing fees on mortgage loans totaled $6.3 million in 2014, $5.5 million in 2013, and $3.6 million in 2012.  There were no late fees and ancillary fees recorded in such years because these fees belong to the third party engaged by the Company pursuant to a subservicing agreement. Servicing fees on leases amounted to $10 thousand in 2014, $68 thousand in 2013 and $239 thousand in 2012.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 —  DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$5,555	$16,430
Interest rate swaps designated as cash flow hedges	-	850
Interest rate swaps not designated as hedges	2,399	2,861
Interest rate caps	152	319
Other	1	42
	$8,107	$20,502
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	8,585	11,757
Interest rate swaps not designated as hedges	2,399	2,861
Interest rate caps	152	319
Other	85	-
	$11,221	$14,937

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

The following table shows a summary of these swaps and their terms at December 31, 2014:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	39,317	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$264,317

An unrealized loss of $8.6 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2014, and the related asset and liability are being reflected in the accompanying  consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2014 and 2013, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.4 million and $2.9 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2014 and 2013 interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.4 million and $2.9 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2014:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,957	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,457

Interest Rate Swaps - Mirror Image Derivatives	$3,957	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,457

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At December 31, 2014 and 2013, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $5.6 million (notional amount of $10.7 million) and $16.4 million (notional amount of $28.0 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statements of financial condition, represented a liability of $5.5 million (notional amount of $10.5 million) and $15.7 million (notional amount of $26.9 million), respectively.

	Derivative asset	Derivative liability
	(S&P purchased	(S&P embedded
Year Ended December 31,	options)	options)
	(In thousands)	(In thousands)
2015	$7,330	$7,327
2016	3,375	3,176
	$10,705	$10,503

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $110.0 million and $94.0 million at December 31, 2014 and 2013 respectively. At December 31, 2014 and 2013, the interest rate caps sold to clients represented a liability of $152 thousand and $319 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At December 31, 2014 and 2013, the interest rate caps purchased as mirror-images represented an asset of $152 thousand and $319 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2014 and 2013 consists of the following:

	December 31,
	2014	2013
	(In thousands)
Non-covered loans	$17,005	$13,378
Investments	4,340	5,356
	$21,345	$18,734

Other assets at December 31, 2014 and December 31, 2013 consist of the following:

	December 31,
	2014	2013
	(In thousands)
Prepaid expenses	$16,018	$15,439
Core deposit and customer relationship intangibles	9,743	11,912
Other repossessed assets	21,800	12,583
Mortgage tax credits	6,277	8,706
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	53,804	48,717
	$108,725	$98,440

Prepaid expenses amounting to $16.0 million and $15.4 million at December 31, 2014 and 2013, respectively, include prepaid municipal, property and income taxes aggregating to $9.6 million and $8.6 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2014 and 2013, this core deposit intangible amounted to $6.5 million and $7.8 million, respectively. In addition, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition as of December 31, 2012. At December 31, 2014 and 2013, this customer relationship intangible amounted to $3.3 million and $4.1 million, respectively.

Other repossessed assets totaled $21.8 million and $12.6 million at December 31, 2014 and 2013, respectively, include repossessed automobiles amounting to $20.7 million and $12.3 million, respectively, which are recorded at their net realizable value.

At December 31, 2014 and 2013, tax credits for the Company totaled $6.3 million and $8.7 million, respectively. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12—  DEPOSITS AND RELATED INTEREST

Total deposits as of December 31, 2014 and 2013 consist of the following:

	December 31,
	2014	2013
	(In thousands)
Non-interest bearing demand deposits	$745,142	$744,327
Interest-bearing savings and demand deposits	2,544,665	2,489,971
Individual retirement accounts	303,049	347,262
Retail certificates of deposit	452,150	568,367
Institutional certificates of deposit	260,090	405,224
Total core deposits	4,305,096	4,555,151
Brokered deposits	619,310	828,114
Total deposits	$4,924,406	$5,383,265

Brokered deposits include $526.2 million in certificates of deposits and $93.1 million in money market accounts at December 31, 2014, and $729.8 million in certificates of deposits and $98.3 million in money market accounts at December 31, 2013.

The weighted average interest rate of the Company’s deposits was 0.66% and 0.73% at December 31, 2014 and 2013 respectively, inclusive of non-interest bearing deposits of $745.1 million and $744.3 million, respectively. Interest expense for the years ended December 31, 2014 and 2013 was as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Demand and savings deposits	$17,724	$22,498	11,232
Certificates of deposit	16,230	18,479	18,417
	$33,954	$40,977	29,649

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2014 and 2013, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $96.8 million and $93.1 million, respectively, with a weighted average rate of 0.78% for 2014 and 0.77% for 2013 and were collateralized with investment securities with a fair value of $76.3 million and $67.5 million, respectively.

At December 31, 2014 and 2013, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $608.1 million and $845.8 million, including public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $6.9 million and $26.7 million, respectively, at a weighted average rate of 0.50% and 0.32% at December 31, 2014 and 2013.

At December 31, 2014 and 2013, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $318.5 million and $328.6 million, respectively. These public funds were collateralized with commercial loans amounting to $414.5 million at December 31, 2014, and with investment securities with a fair value of $97.8 million and commercial loans amounting to $549.0 million at December 31, 2013.

Excluding equity indexed options in the amount of $4.2 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.7 million and unamortized deposit discount in the amount of $787.5 thousand, the scheduled maturities of certificates of deposit at December 31, 2014 are as follows:

December 31, 2014
(In thousands)
Within one year:
Three (3) months or less	$382,673
Over 3 months through 1 year	395,057
777,730
Over 1 through 2 years	458,882
Over 2 through 3 years	213,570
Over 3 through 4 years	49,401
Over 4 through 5 years	35,176
$1,534,759

The table of scheduled maturities of certificates of deposits above includes brokered deposits.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $845 thousand and $1.8 million as of December 31, 2014 and 2013, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 —  BORROWINGS

Securities Sold under Agreements to Repurchase

At December 31, 2014, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At December 31, 2014 and 2013, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.3 million and $2.6 million, respectively, were as follows:

	December 31,
	2014		2013
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	307,816	328,198	255,000	273,250
Credit Suisse Securities (USA) LLC	670,000	760,327	755,000	864,232
Deutsche Bank	-	-	255,000	272,053
Total	$977,816	$1,088,525	$1,265,000	$1,409,535

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.3 million, at December 31, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	255,000	0.840%	12/10/2012	6/13/2015
2015	24,100	0.390%	12/18/2014	1/7/2015
2015	28,716	0.390%	12/19/2014	1/5/2015

2016	170,000	1.500%	12/6/2012	12/8/2016

2017	500,000	4.780%	3/2/2007	3/2/2017
	$977,816	2.945%

The repurchase agreements referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances, except for the repurchase agreement in the amount of $24.1 million that was cancelled at maturity on January 7, 2015.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at December 31, 2014 and 2013. The information excludes repurchase agreement transactions which were collateralized with securities or cash, or securities purchased under agreements to resell.

	December 31, 2014
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)

Less than 90 days	52,816	0.39%	56,066	-	-	-	56,066
Over 90 days	925,000	2.83%	1,031,206	1,253	-	-	1,032,459
Total	$977,816	2.89%	$1,087,272	$1,253	$-	$-	$1,088,525

	December 31, 2013
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Within 30 days	$255,000	0.50%	$216,201	$-	$48,923	$6,929	$272,053
Over 90 days	1,010,000	2.89%	1,018,632	3,000	45,100	3,720	1,070,452

Total	$1,265,000	2.41%	$1,234,833	$3,000	$94,023	$10,649	$1,342,505

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2014 and 2013, excluding accrued interest:

	December 31,
	2014	2013
	(In thousands)
Average daily aggregate balance outstanding	$1,041,378	$1,353,011
Maximum outstanding balance at any month-end	$1,149,167	$1,552,269
Weighted average interest rate during the year	2.85%	2.16%
Weighted average interest rate at year end	2.95%	2.41%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2014 and 2013, these advances were secured by mortgage and commercial loans amounting to $1.2 billion and $1.3 billion, respectively. Also, at December 31, 2014 and 2013, the Company had an additional borrowing capacity with the FHLB-NY of $606.6 million and $674.2 million, respectively. At December 31, 2014 and 2013, the weighted average remaining maturity of FHLB’s advances was 8.8 months and 11.3 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2014.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $332 thousand, at December 31, 2014:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	$25,000	0.35%	12/4/2014	1/5/2015
	50,000	0.36%	12/10/2014	1/12/2015
	100,000	0.37%	12/16/2014	1/16/2015
	25,000	0.39%	12/24/2014	1/26/2015
	25,000	0.35%	12/30/2014	1/30/2015
	39,317	0.36%	12/1/2014	1/2/2015
	264,317

2017	4,500	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,181	2.59%	7/19/2013	7/20/2020
	$333,998	0.74%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $101.6 million and $100.0 million at December 31, 2014 and 2013.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.19% at December 31, 2014; 3.19% at December 31, 2013), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2015). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

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

Following are the outstanding subordinated capital notes assumed as part of the BBVAPR Acquisition on December 18, 2012:

Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (1.81% at December 31, 2014; 1.80% at December 31, 2013), due September 29, 2016. Interest on these subordinated notes is payable quarterly during the floating-rate period. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter (1.81% at December 31, 2014; 1.80% at December 31, 2013), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

These notes qualify as Tier 2 capital at a discounted rate, which totals $13.4 million and $26.8 million at December 31, 2014 and 2013, respectively. Generally speaking, subordinated notes are included as Tier 2 capital if they have an original weighted average maturity of at least 5 years and comply with certain other requirements. As the notes approach maturity, they begin to take on characteristics of a short term obligation. For this reason, the outstanding amount eligible for inclusion in Tier 2 capital is reduced, or discounted, as the instruments approach maturity: one fifth of the outstanding amount is excluded each year during the instruments last five years before maturity. When the remaining maturity is less than one year, the instrument is excluded from Tier 2 capital.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - December 31, 2014	$55,275
2015	6,700
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the consolidated statement of financial condition amounted to $4.0 million and $3.7 million at December 31, 2014 and 2013, respectively, which mainly consists of unsecured fixed-rate borrowings and term notes tied to the appreciation of the S&P index. For both periods, the unsecured fixed rate borrowings amounted to $1.7 million at a fixed rate of 3.0%. The term notes tied to the S&P index amounted to $1.0 million at both December 31, 2014 and 2013 with an index appreciation of $1.3 million and $957 thousand, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at December 31, 2014 and 2013:

December 31, 2014
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$8,107	$-	$8,107	$2,006	$-	$6,101

December 31, 2013
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$20,502	$-	$20,502	$2,450	$6,780	$11,272
Securities purchased under agreements to resell	60,000	-	60,000	64,587	-	(4,587)
Total	$80,502	$-	$80,502	$67,037	$6,780	$6,685

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$16,698	$-	$16,698	$-	$2,980	$13,718
Securities sold under agreements to repurchase	977,816	-	977,816	1,088,525	-	(110,709)
Total	$994,514	$-	$994,514	$1,088,525	$2,980	$(96,991)

December 31, 2013
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$30,672	$-	$30,672	$-	$2,980	$27,692
Securities sold under agreements to repurchase	1,265,000	-	1,265,000	1,277,919	67,029	(79,948)
Total	$1,295,672	$-	$1,295,672	$1,277,919	$70,009	$(52,256)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the 2011 Code, and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Code”). This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Company who are age twenty-one or older. Under this plan, participants may contribute each year up to $17,500. During 2013, the Company changed the matching contribution to 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. The new matching contribution is invested in accordance with the employee’s decision between the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. The Company contributed $811,513 and $657,504 in cash during 2014 and 2013, respectively. In addition, the Company contributed 7,318 shares in 2013, and 29,317 shares in 2012 of its common stock at a cost at the time of contribution of approximately $110,000 and $61,000, respectively. The Company did not contribute any shares during 2014.. The Company’s contribution becomes 100% vested once the employee completes three years of service. Effective April 1, 2013, the Plan was amended to include a new subsection which states that all Employees who were employed by BBVAPR Bank on December 17, 2012 and who became employees of the Company on December 18, 2012 as a result of the BBVAPR Acquisition by OFG Bancorp that was completed on the same date, shall be credited with all periods of service with BBVAPR Bank for all appropriate purposes under the Plan and can participate in the Plan.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of December 31, 2014 and 2013, these loan balances amounted to $27.0 million and $19.0 million, respectively. The activity and balance of these loans for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at the beginning of year	$18,963	$6,055	3,772
New loans	21,797	18,499	2,435
Repayments and sales	(13,725)	(4,798)	(95)
Credits of persons no longer considered related parties	(24)	(793)	(57)
Balance at the end of year	$27,011	$18,963	$6,055

NOTE 17 —  INCOME TAXES

The Company is subject to the dispositions of the 2011 Internal Revenue Code of the New Puerto Rico, as amended (the Code).  Among others, the Code imposes a maximum corporate tax rate of 39%.  One of the Code’s amendments is Act. 77-2014 known as “Ley de Ajustes al Sistema Contributivo” (Act of Adjustments to the Tax System).  The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for transactions held after June 30, 2014 are as follows: (1) the capital tax rate was increased from 15% to 20% and (2) for an asset to be considered long term capital asset, the holding period must be over a year, which before was defined with a holding period of over six months.

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

Currently, the House of Representatives’ Bill 2329 known as “Ley de Transformación al Sistema Contributivo del Estado Libre Asociado de Puerto Rico” (Act of Transformation of the Tax System of the Commonwealth of Puerto Rico) is under consideration by the Legislature and will introduce a new Internal Revenue Tax Code.  Among the proposed changes are:  1) the reduction of the maximum corporate income tax rate from 39% to 30%, 2) repeals the additional tax on gross income and 3) repeals preferential tax rates of capital gains and dividend income.  Another significant change that the Bill introduces is the substitution of the Sales and Use Tax “Impuesto de Ventas y Uso” of 7%, with a broad base Value Added Tax of 16% with fewer exemptions.

Under Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated returns. The Company and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations. As of December 31, 2014, the tax years that remain subject to examination by the Puerto Rico Treasury Department are 2011 and 2012.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of income tax expense (benefit) for the years ended December 31, 2014, 2013 and 2012 are as follows:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Current income tax expense	$13,097	$2,357	$1,788
Deferred income tax expense (benefit)	24,155	(11,066)	1,513
Total income tax expense (benefit)	$37,252	$(8,709)	$3,301

The Company maintained an effective tax rate lower than the maximum marginal statutory rate of 39.00%, 39.00%, and 30.00% as of December 31, 2014, 2013 and 2012, respectively, mainly due to exempt income from investment securities and loans. For 2014, 2013 and 2012 the Bank’s investment securities portfolio and loans portfolio generated tax-exempt interest income of $40.5 million, $11.7 million, and $6.2 million, respectively. For 2014, OIB generated $16.5 million in exempt income. For 2013 and 2012, OIB generated $12.1 million and $15.3 million in income taxable at a 5% income tax rate.

Pursuant to the Declaration of Fiscal Emergency and Plan for Economic Stabilization and Restoration of the Puerto Rico Credit Act of March 9, 2009, for the 2009 and 2010 taxable years every taxable corporation engaged in trade or business in Puerto Rico, including banks and insurance companies, was subject to an additional 5% surcharge on corporate income tax, increasing the maximum tax rate from 39% to 40.95%. Also, income earned by international banking entities, which was previously fully exempt, was subject to a 5% income tax for the 2012. These taxes were imposed on a temporary basis as a measure to generate additional revenue to address the fiscal crisis of the government of Puerto Rico.

The Company’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follows:

	Year Ended December 31,
	2014		2013		2012
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax at statutory rates	$47,749	39.00%	$34,997	39.00%	$8,357	30.00%
Tax effect of exempt income, net	(10,002)	-26.85%	(4,652)	-4.90%	(3,461)	-12.42%
Effect of tax rate on capital loss carryforwards	-	0.00%	840	0.94%	(4,361)	-15.66%
Disallowed net operating loss carryover	8,289	22.25%	-	0.00%	-	0.00%
Change in valuation allowance	(958)	-2.57%	1,896	2.11%	(554)	-1.99%
Income tax contingencies provision (credit)	(1,093)	-2.94%	(1,559)	-1.57%	114	0.41%
Effect in deferred taxes due to increase in tax rates
from 30.00% to 39.00%	-	0.00%	(38,068)	-43.04%	-	0.00%
Loan tax basis change effect	(7,642)	-20.51%	-	0.00%	-	0.00%
Effect of change in tax of IBE	-	0.00%	148	0.17%	2,383	8.55%
Other items, net	909	2.00%	(2,311)	-2.58%	823	2.96%
Income tax expense (benefit)	$37,252	10.82%	$(8,709)	-9.70%	$3,301	11.85%

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at December 31, 2014 was $2.6 million (December 31, 2013 - $4.0 million). The Company had accrued $470 thousand at December 31, 2014 (December 31, 2013 - $1.3 million) for the payment of interest and penalties relating to unrecognized tax benefits. Also, during this year the Company recorded a reversal of an income tax contingency of $1.0 million as a result of reviewing the positions of certain unrecognized tax benefits at the Bank. At December 31, 2014 there is also $694 thousand (December 31, 2013 - $752 thousand) in accrued payment of interest and penalties relating to unrecognized tax benefits from this acquisition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Balance at beginning of year	$4,042	$5,452	$1,389
Additions for tax positions of prior years	187	287	114
Additions for tax positions related to BBVAPR Acquisition	-	-	3,949
Reduction for tax positions as a result of settlements	(1,388)	-	-
Reduction for tax positions as a result of lapse of statute of limitations	(281)	(1,697)	-
Balance at end of year	$2,560	$4,042	$5,452

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition or elimination of uncertain tax positions.

Income tax expense was $37.3 million for the year ended December 31, 2014, compared to $8.7 million tax benefit for the year ended December 31, 2013. Effective July 1, 2014, capital gains tax rate was increased from 15% to 20% as explained above

The tax effect expected of the income earned by OIB is included in the “tax effect of exempt income, net” caption on the table above and amounted to $4.7 million and $4.7 million for the years ended December 31, 2014 and 2013, respectively.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2014	2013
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$90,090	$87,248
Loans and other real estate valuation adjustment	9,295	3,955
Net capital and operating loss carry forwards	28,973	35,829
Alternative minimum tax	16,208	425
Deposit and borrowings valuation adjustment	390	2,251
Unrealized net loss included in other comprehensive income	3,273	4,229
S&P option contracts	1,882	7,329
Acquired portfolio	46,146	55,876
Other assets allowances	1,424	1,727
Acquired software related to BBVAPR Acquisition	-	3,011
Other deferred tax assets	6,262	9,270
Total gross deferred tax asset	203,943	211,150

Deferred tax liability:
FDIC shared-loss indemnification asset	(21,809)	(20,783)
FDIC-assisted acquisition	(40,740)	(15,021)
Customer deposit and customer relationship intangibles	(3,800)	(4,646)
Loans and building valuation adjustment	(11,656)	(17,425)
Unrealized net gain on available-for-sale securities	(3,799)	(1,454)
Servicing asset	(5,457)	(5,374)
Other deferred tax liabilities	(2,703)	(4,570)
Total gross deferred tax liabilities	(89,964)	$(69,273)
Less: valuation allowance	(5,271)	(4,313)
Net deferred tax asset	$108,708	$137,564

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2014. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The Company and its subsidiaries have operating and capital loss carry-forwards for income tax purposes which are available to offset future taxable income and capital gains. Operating loss carry-forwards are available until December 2023 and capital loss carry-forwards are available until December 2018. The majority of these operating and capital loss carry-forwards are at the Bank amounting to approximately $41.8 million as of December 31, 2014.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 - REGULATORY CAPITAL REQUIREMENTS

The Company (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that became effective January 1, 2014 for advanced approaches banking organizations and will become effective January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) and that will replace their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Quantitative measures established by regulation to ensure capital adequacy currently require the Company and the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations) and of Tier 1 capital to average total assets (as defined in the regulations). As of December 31, 2014 and 2013, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2014 and 2013, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage capital ratios as set forth in the tables presented below.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2014 and December 31, 2013 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of December 31, 2014
Total capital to risk-weighted assets	$851,437	17.57%	$387,772	8.00%	$484,715	10.00%
Tier 1 capital to risk-weighted assets	$776,525	16.02%	$193,886	4.00%	$290,829	6.00%
Tier 1 capital to average total assets	$776,525	10.61%	$292,738	4.00%	$365,922	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$827,459	16.16%	$409,514	8.00%	$511,893	10.00%
Tier 1 capital to risk-weighted assets	$736,106	14.38%	$204,757	4.00%	$307,136	6.00%
Tier 1 capital to average total assets	$736,106	9.06%	$324,910	4.00%	$406,138	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2014
Total capital to risk-weighted assets	$820,884	16.99%	$386,444	8.00%	$483,055	10.00%
Tier 1 capital to risk-weighted assets	$746,177	15.45%	$193,222	4.00%	$289,833	6.00%
Tier 1 capital to average total assets	$746,177	10.26%	$290,879	4.00%	$363,599	5.00%
As of December 31, 2013
Total capital to risk-weighted assets	$779,414	15.30%	$407,637	8.00%	$509,547	10.00%
Tier 1 capital to risk-weighted assets	$688,349	13.51%	$203,819	4.00%	$305,728	6.00%
Tier 1 capital to average total assets	$688,349	8.54%	$322,395	4.00%	$402,993	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – EQUITY-BASED COMPENSATION PLAN

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

The activity in outstanding options for the years ended December 31, 2014, 2013 and 2012 is set forth below:

	Year Ended December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of period	908,118	$14.46	922,593	$14.50	786,704	$15.02
Options granted	193,100	16.10	196,000	14.52	204,543	11.83
Options exercised	(54,397)	11.86	(34,396)	12.65	(32,954)	11.98
Options forfeited	(158,250)	19.29	(176,079)	15.11	(35,700)	11.93
End of period	888,571	$14.12	908,118	$14.46	922,593	$14.50

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2014:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	9,960	8.28	4.3	9,960	8.28
8.46 to 11.26	1,000	10.29	2.6	1,000	10.29
11.27 to 14.08	478,361	11.94	5.4	291,227	12.02
14.09 to 16.90	347,200	15.34	7.7	40,000	15.11
19.72 to 22.53	1,500	21.86	3.2	1,500	21.86
22.54 to 25.35	4,700	24.13	0.1	4,700	24.13
25.36 to 28.17	45,850	27.55	-	45,850	27.55
	888,571	$14.12	6.0	394,237	$14.22
Aggregate Intrinsic Value	$2,252,167			$956,938

The average fair value of each option granted during 2014, 2013 and 2012 was $5.77, $5.94 and $5.41, respectively. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the years ended December 31, 2014, 2013 and 2012:

	Year Period Ended December 31,
	2014	2013	2012
Weighted average assumptions:
Dividend yield	1.87%	1.66%	1.80%
Expected volatility	42.08%	44.34%	51.13%
Risk-free interest rate	2.38%	1.55%	1.70%
Expected life (in years)	8.0	8.0	8.0

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014		2013		2012
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of period	158,750	$13.95	197,500	$12.13	205,149	$11.27
Restricted units granted	39,200	16.10	85,700	15.86	57,350	11.85
Restricted units lapsed	(37,342)	12.03	(113,367)	12.34	(47,210)	8.29
Restricted units forfeited	(7,558)	14.30	(11,083)	12.87	(17,789)	11.48
End of period	153,050	$14.95	158,750	$13.95	197,500	$12.13

At the 2013 annual meeting, the shareholders of the Company approved an increase of 1,437,176 shares of common stock reserved for issuance under the Omnibus Plan for a total of 1,500,000 shares.

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2014 was $3.3 million and is expected to be recognized over a weighted-average period of 2.7 years.

NOTE 20 —  STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of December 31, 2014, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2014 and December 31, 2013, the Bank’s legal surplus amounted to $70.5 million and $62.0 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $16.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the year ended December 31, 2014, the Company purchased 1,153,998 shares under this program for a total of $16.9 million, at an average price of $14.66 per share. There were no repurchases during 2013.

The following table presents the shares repurchased for each month in the year ended December 31, 2014, excluding the months of March, April, May, June, July and September of 2014, during which no shares were purchased as part of the stock repurchase program:

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
January 2014	57,700	$14.73	$850
February 2014	649,700	14.66	9,522
August 2014	100	15.50	2
October 2014	381,513	14.64	5,585
November 2014	63,100	14.69	927
December 2014	1,885	14.70	28
Year Ended December 31, 2014	1,153,998	$14.66	$16,914

The number of shares that may yet be purchased under the $70 million program is estimated at 1,000,379 and was calculated by dividing the remaining balance of $16.7 million by $16.65 (closing price of the Company common stock at December 31, 2014). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the year ended December 31, 2014.

The activity in connection with common shares held in treasury by the Company for the years ended December 31, 2014, 2013 and 2012 is set forth below:

	Year Ended December 31,
	2014		2013		2012
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	7,030,101	$80,642	7,090,597	$81,275	6,564,124	$74,808
Common shares used upon lapse of restricted stock units	(36,294)	(384)	(53,178)	(556)	(47,210)	(494)
Common shares repurchased as part of the stock repurchase program	1,153,998	16,948	-	-	603,000	7,022
Reclassification from common stock	(135,551)	(136)	-	-	-	-
Common shares used to match defined contribution plan, net	-	-	(7,318)	(77)	(29,317)	(61)
End of year	8,012,254	$97,070	7,030,101	$80,642	7,090,597	$81,275

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of December 31, 2014 and 2013 consisted of:

	December 31,
	2014	2013
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$28,743	$13,267
Income tax effect of unrealized gain on securities available-for-sale	(2,978)	(1,834)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	25,765	11,433
Unrealized loss on cash flow hedges	(8,585)	(10,907)
Income tax effect of unrealized loss on cash flow hedges	2,531	2,665
Net unrealized loss on cash flow hedges	(6,054)	(8,242)
Accumulated other comprehensive income, net of taxes	$19,711	$3,191

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$11,433	$(8,242)	$3,191
Other comprehensive income (loss) before reclassifications	12,352	(3,302)	9,050
Amounts reclassified out of accumulated other comprehensive income	125	7,345	7,470
Other comprehensive income (loss)	12,477	4,043	16,520
Ending balance	$23,910	$(4,199)	$19,711

	Year Ended December 31,
	2013
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$68,245	$(12,365)	$55,880
Other comprehensive income (loss) before reclassifications	(56,960)	(1,930)	(58,890)
Amounts reclassified out of accumulated other comprehensive income	148	6,053	6,201
Other comprehensive income (loss)	(56,812)	4,123	(52,689)
Ending balance	$11,433	$(8,242)	$3,191

	Year Ended December 31,
	2012
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$79,244	$(42,113)	$37,131
Other comprehensive income (loss) before reclassifications	(13,382)	27,435	(6,622)
Amounts reclassified out of accumulated other comprehensive income	2,383	2,313	4,696
Other comprehensive income (loss)	(10,999)	29,748	18,749
Ending balance	$68,245	$(12,365)	$55,880

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2014, 2013 and 2012:

	Amount reclassified out of accumulated
	other comprehensive income
				Affected
				Line Item in
	Year Ended December 31,			Consolidated Statement
	2014	2013	2012	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$6,572	$6,053	$2,313	Net interest expense
Tax effect from increase in capital gains tax rate	773	-	-	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	170	148	2,383	Income tax expense
Tax effect from increase in capital gains tax rate	(45)	-	-	Income tax expense
	$7,470	$6,201	$4,696

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year ended December 31 ,
	2014	2013	2012
	(In thousands, except per share data)
Net income	$85,181	$98,446	$24,555
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,512)	(6,512)	(6,264)
Convertible preferred stock (Series C)	(7,350)	(7,350)	(3,675)
Income available to common shareholders	$71,319	$84,584	$14,616
Effect of assumed conversion of the convertible ' ' preferred stock	7,350	7,350	3,675
Income available to common shareholders assuming conversion	$78,669	$91,934	$18,291

Weighted average common shares and share equivalents:
Average common shares outstanding	45,024	45,706	41,626
Effect of dilutive securities:
Average potential common shares-options	155	189	109
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,147	7,138	3,569
Total weighted average common shares ' 'outstanding and equivalents	52,326	53,033	45,304
Earnings per common share - basic	$1.58	$1.85	$0.35
Earnings per common share - diluted	$1.50	$1.73	$0.35

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at December 31, 2014, with a conversion rate, subject to certain conditions, of 85.5894 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the years ended December 31, 2014, 2013 and 2012 on the convertible preferred stock were added back as income available to common shareholders.

For the years ended December 31, 2014, 2013 and 2012, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 320,772 and 230,392, and 697,976, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 23 – GUARANTEES

At December 31, 2014, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $33.0 million (December 31, 2013 - $38.6 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2014 and 2013, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $67.8 million and $122.3 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2014, 2013 and 2012.

	Year Ended December 31,
	2014	2013		2012
	(In thousands)
Balance at beginning of year	$1,955	$2,460	$	$ -
Additions from BBVAPR Acquisition	-	-		2,460
Net charge-offs/terminations	(1,028)	(505)		-
Balance at end of year	$927	$1,955		$2,460

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At December 31, 2014, $42.1 million or 62% of the recourse obligation will be extinguished in the next year.

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2014, the Company repurchased approximately $7.1 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2014, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $927 thousand (December 31, 2013 – $2.0 million).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases during the year ended December 31, 2014 under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $10.7 million in unpaid principal balance. A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During 2014, 2013 and 2012, the Company recognized $143 thousand, $281 thousand, and $1.7 million respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $2.5 million in losses in 2014 from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2014, the Company serviced $1.2 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2014, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $391 thousand (December 31, 2013 - $243 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 24—  COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at December 31, 2014 and 2013 were as follows:

	December 31,
	2014	2013
	(In thousands)
Commitments to extend credit and authorized non-advised lines of credit	$493,248	$520,269
Commercial letters of credit	885	1,096

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2014 and 2013, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $621 thousand at December 31, 2014 and $900 thousand at December 31, 2013.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2014 and 2013, is as follows:

	December 31,
	2014	2013
	(In thousands)
Standby letters of credit and financial guarantees	$32,970	$38,577
Loans sold with recourse	67,803	122,291
Commitments to sell or securitize mortgage loans	10,207	80,307

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2014, 2013 and 2012 amounted to $9.7 million, $10.1 million and $6.7 million, respectively, and is included in the “occupancy and equipment” caption in the consolidated statements of operations. Future rental commitments under leases in effect at December 31, 2014, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Year Ending December 31,	Minimum Rent
(In thousands)
2015	$8,304
2016	7,747
2017	7,135
2018	6,089
2019	5,907
Thereafter	16,302
$51,484

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

NOTE 25 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2013, the Company held two securities categorized as other debt that are classified as Level 3. At December 31, 2014, the Company did not have securities classified as Level 3. The estimated fair value of the other debt securities was determined by using a third-party model to calculate the present value of projected future cash flows. The assumptions are highly uncertain and include primarily market discount rates, current spreads, and an indicative pricing.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities purchased under agreements to resell

The fair value of securities purchased under agreements to resell is based on the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

Derivative instruments

The fair value of the interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. These will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or the Company.

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

Other repossessed assets include repossessed automobiles. The fair value of the repossessed automobiles may be determined using internal valuation and an external appraisal. These repossessed assets are classified as Level 3 given certain internal adjustments that may be made to external appraisals.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,216,538	$-	$1,216,538
Money market investments	4,675	-	-	4,675
Derivative assets	-	2,552	5,555	8,107
Servicing assets	-	-	13,992	13,992
Derivative liabilities	-	(11,221)	(5,477)	(16,698)
	$4,675	$1,207,869	$14,070	$1,226,614
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$236,942	$236,942
Foreclosed real estate	-	-	95,661	95,661
Other repossessed assets	-	-	21,800	21,800
	$-	$-	$354,403	$354,403

	December 31, 2013
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,568,745	$19,680	$1,588,425
Securities purchased under agreements to resell	-	60,000	-	60,000
Money market investments	6,967	-	-	6,967
Derivative assets	-	4,072	16,430	20,502
Servicing assets	-	-	13,801	13,801
Derivative liabilities	-	(14,937)	(15,736)	(30,673)
	$6,967	$1,617,880	$34,175	$1,659,022
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$28,353	$28,353
Foreclosed real estate	-	-	90,024	90,024
Other repossessed assets	-	-	12,583	12,583
	$-	$-	$130,960	$130,960

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of year	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(10,875)	-	9,659	(1,216)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	2,149	-	2,149
Principal repayments	(20,000)	-	(1,072)	-	(21,072)
Amortization	-	-	-	600	600
Changes in fair value of servicing assets	-	-	(886)	-	(886)
Balance at end of year	$-	$5,555	$13,992	$(5,477)	$14,070

	Year Ended December 31, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of year	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	3,197	-	(5,039)	(1,842)
Changes in fair value of investment securities available for sale included in other comprehensive income	(332)	-	-	-	(332)
New instruments acquired	-	-	3,178	-	3,178
Principal repayments	-	-	(951)	-	(951)
Amortization	-	-	-	2,010	2,010
Changes in fair value of servicing assets	-	-	779	-	779
Balance at end of year	$19,680	$16,430	$13,801	$(15,736)	$34,175

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2012
	Investment securities available-for-sale
				Derivative		Derivative
				asset		liability
			Other	(S&P		(S&P
			debt	Purchased	Servicing	Embedded
Level 3 Instruments Only	CDOs	CLOs	securities	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of year	$10,530	$26,758	$10,024	$9,317	$10,454	$(9,362)	$57,721
Gains (losses) included in earnings	-	(2,391)	-	3,916	-	(5,953)	(4,428)
Changes in fair value of investment securities available for sale included in other comprehensive income	-	9,616	(11)	-	-	-	9,605
New instruments acquired	-	-	10,000	-	1,867	-	11,867
Principal repayments	-	-	-	-	(1,107)	-	(1,107)
Amortization	-	64	(1)	-	-	2,608	2,671
Sales of instruments	(10,530)	(34,047)	-	-	-	-	(44,577)
Changes in fair value of servicing assets	-	-	-	-	(419)	-	(419)
Balance at end of year	$-	$-	$20,012	$13,233	$10,795	$(12,707)	$31,333

During 2014, 2013 and 2012, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2014:

	December 31, 2014
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$5,555	Option pricing model	Implied option volatility	28.36% -42.42%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	53.85% -62.81%
Servicing assets	$13,992	Discounted cash flows	Constant prepayment rate	4.16% - 13.98%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(5,477)	Option pricing model	Implied option volatility	28.36% -42.42%
			Counterparty credit risk (based on 5-year CDS spread)	53.85% -62.81%
Collateral dependant impaired loans	$36,960	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 27.20%

Puerto Rico Electric Power Authority line of credit	$199,982	Discounted cash flows	Management's assumptions regarding reorganization	7.25

Foreclosed real estate	$95,661	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

Other repossessed assets	$21,800	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at December 31, 2014 and 2013 is as follows:

	December 31,
	2014		2013
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$573,427	$573,427	$621,269	$621,269
Restricted cash	8,407	8,407	82,199	82,199
Level 2
Financial Assets:
Securities purchased under agreements to resell	-	-	60,000	60,000
Trading securities	1,594	1,594	1,869	1,869
Investment securities available-for-sale	1,216,538	1,216,538	1,568,745	1,568,745
Investment securities held-to-maturity	164,154	162,752	-	-
Federal Home Loan Bank (FHLB) stock	21,169	21,169	24,450	24,450
Other investments	3	3	65	65
Derivative assets	2,552	2,552	4,072	4,072
Financial Liabilities:
Derivative liabilities	11,221	11,221	14,937	14,937
Level 3
Financial Assets:
Investment securities available-for-sale	-	-	19,680	19,680
Total loans (including loans held-for-sale)
Non-covered loans, net	4,563,701	4,527,735	4,857,505	4,662,458
Covered loans, net	345,660	298,911	433,444	356,961
Derivative assets	5,555	5,555	16,430	16,430
FDIC indemnification asset	75,969	97,378	152,965	189,240
Accrued interest receivable	21,345	21,345	18,734	18,734
Servicing assets	13,992	13,992	13,801	13,801
Financial Liabilities:
Deposits	4,893,247	4,924,406	5,409,540	5,383,265
Securities sold under agreements to repurchase	1,020,621	980,087	1,323,903	1,267,618
Advances from FHLB	339,172	334,331	335,324	336,143
Other borrowings	3,979	4,004	3,638	3,663
Subordinated capital notes	104,288	101,584	99,316	100,010
Accrued expenses and other liabilities	133,290	133,290	144,424	144,424
Derivative liabilities	5,477	5,477	15,736	15,736

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2014 and 2013:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, securities purchased under agreements to resell, and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

NOTE 26 –  BUSINESS SEGMENTS

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and CPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as retirement plan administration services.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$435,580	$174	$49,503	$485,257	$-	$485,257
Interest expense	(34,721)	-	(42,061)	(76,782)	-	(76,782)
Net interest income	400,859	174	7,442	408,475	-	408,475
Provision for non-covered loan and lease losses	(54,960)	-	-	(54,960)	-	(54,960)
Provision for covered loan and lease losses	(5,680)	-	-	(5,680)	-	(5,680)
Non-interest income (loss)	(13,389)	28,525	2,187	17,323	-	17,323
Non-interest expenses	(213,935)	(21,748)	(7,042)	(242,725)	-	(242,725)
Intersegment revenue	1,410	-	327	1,737	(1,737)	-
Intersegment expenses	(327)	(1,089)	(321)	(1,737)	1,737	-
Income before income taxes	$113,978	$5,862	$2,593	$122,433	$-	$122,433
Total assets	$6,454,015	$21,644	$1,940,504	$8,416,163	(967,054)	$7,449,109

	Year Ended December 31, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$445,363	$354	$47,915	$493,632	$-	$493,632
Interest expense	(42,044)	-	(41,916)	(83,960)	-	(83,960)
Net interest income	403,319	354	5,999	409,672	-	409,672
Provision for non-covered loan and lease losses	(67,559)	-	-	(67,559)	-	(67,559)
Provision for covered loan and lease losses	(5,335)	-	-	(5,335)	-	(5,335)
Non-interest income (loss)	(17,438)	30,614	3,919	17,095	-	17,095
Non-interest expenses	(222,408)	(26,603)	(15,125)	(264,136)	-	(264,136)
Intersegment revenue	618	-	1,195	1,813	(1,813)	-
Intersegment expenses	-	(1,813)	-	(1,813)	1,813	-
Income before income taxes	$91,197	$2,552	$(4,012)	$89,737	$-	$89,737
Total assets (1)	$5,820,726	$23,280	$3,084,409	$8,928,415	$(770,400)	$8,158,015

During 2014, the classification of certain assets was revised to more accurately depict the nature of the underlying segments. This reclassification resulted in a reduction in banking segment total assets of approximately $1.190 billion, with a corresponding increase in treasury segment total assets of $830.9 million and a decrease in total assets eliminations of $358.8 million in 2013. The Company evaluated the impact of this reclassification on the total assets allocated to these segments and determined that the effect of this adjustment was not material to any previously reported results.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2012
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$165,492	$-	$95,316	$260,808	$-	$260,808
Interest expense	(22,232)	-	(81,286)	(103,518)	-	(103,518)
Net interest income	143,260	-	14,030	157,290	-	157,290
Provision for non-covered loan and lease losses	(13,854)	-	-	(13,854)	-	(13,854)
Provision for covered loan and lease losses, net	(9,827)	-	-	(9,827)	-	(9,827)
Non-interest income	(5,886)	25,155	6,786	26,055	-	26,055
Non-interest expenses	(90,183)	(28,718)	(12,907)	(131,808)	-	(131,808)
Intersegment revenue	1,594	-	-	1,594	(1,594)	-
Intersegment expenses	-	(1,183)	(411)	(1,594)	1,594	-
Income before income taxes	$25,104	$(4,746)	$7,498	$27,856	$-	$27,856
Total assets	$3,223,963	$18,875	$6,839,661	$10,082,499	$(870,741)	$9,211,758

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 27 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, the Company generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to the Company may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2014, Oriental Insurance and Oriental Financial Services paid $2.7 million, and $3.2 million, respectively, in dividends to the Company. During 2013, Oriental Insurance and Oriental Financial Services paid $12.4 million, and $3.2 million, respectively, in dividends to the Company. During 2012, the Bank paid $385.0 million in dividends to the Company.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended December 31, 2014, 2013 and 2012:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2014	2013
	(In thousands)
ASSETS
Cash and cash equivalents	$16,824	$29,557
Investment securities available-for-sale, at fair value	8,244	9,373
Other investment securities	-	62
Investment in bank subsidiary, equity method	943,664	869,624
Investment in nonbank subsidiaries, equity method	17,071	19,477
Due from bank subsidiary,net	87	667
Other assets	2,089	2,062
Total assets	$987,979	$930,822
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	7,927	7,120
Deferred tax liabilities, net	75	28
Due to affiliates	9	227
Accrued expenses and other liabilities	1,688	2,451
Subordinated capital notes	36,083	36,083
Total liabilities	45,782	45,909
Stockholders’ equity	942,197	884,913
Total liabilities and stockholders’ equity	$987,979	$930,822

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Income (loss):
Interest income	$404	$400	$728
Investment trading activities, net and other	4,308	3,668	4,339
Total income	4,712	4,068	5,067
Expenses:
Interest expense	1,201	1,219	1,284
Operating expenses	6,607	6,003	1,935
Total expenses	7,808	7,222	3,219
(Loss) income before income taxes	(3,096)	(3,154)	1,848
Income tax benefit	-	(2)	-
(Loss) income before changes in undistributed earnings of subsidiaries	(3,096)	(3,156)	1,848
Equity in undistributed earnings from:
Bank subsidiary	84,787	98,133	19,654
Nonbank subsidiaries	3,490	3,469	3,053
Net income	$85,181	$98,446	$24,555

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$85,181	$98,446	$24,555
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	209	(519)	683
Other comprehensive income (loss) from bank subsidiary	16,361	(52,249)	18,169
Other comprehensive income (loss) before taxes	16,570	(52,768)	18,852
Income tax effect	(50)	79	(103)
Other comprehensive income (loss) after taxes	16,520	(52,689)	18,749
Comprehensive income	$101,701	$45,757	$43,304

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$85,181	$98,446	$24,555
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	(84,787)	(98,133)	(19,654)
Equity in undistributed earnings from nonbanking subsidiaries	(3,490)	(3,469)	(3,053)
Amortization of investment securities premiums, net of accretion of discounts	21	141	141
Other impairments on securities	62	7	4
Stock-based compensation	1,036	1,823	1,552
Deferred income tax, net	-	2,272	554
Net (increase) decrease in other assets	553	11	50
Net increase (decrease) in accrued expenses, other liabilities, and dividend payable	(696)	(2,051)	756
Dividends from banking subsidiary	28,000	-	385,000
Dividends from non-banking subsidiary	5,900	15,600	-
Net cash provided by operating activities	31,780	14,647	389,905
Cash flows from investing activities:
Maturities and redemptions of investment securities available-for-sale	1,318	4,676	-
Maturities and redemptions of investment securities held-to-maturity	-	-	4,709
Net (increase) decrease in due from bank subsidiary, net	(218)	2,461	(2,935)
Cash consideration paid for BBVAPR acquisition	-	-	(500,000)
Capital contribution to banking subsidiary	(892)	(1,385)	(3,019)
Capital contribution to non-banking subsidiary	(76)	(99)	(1,237)
Net cash provided by (used in) investing activities	132	5,653	(502,482)
Cash flows from financing activities:
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	643	(572)	394
Proceeds from issuance of common stock, net	-	(16)	49,220
Proceeds from issuance of preferred stock, net	-	(25)	100,547
Purchase of treasury stock	(16,948)	-	(7,022)
Dividends paid	(28,341)	(24,651)	(16,447)
Net cash provided by (used in) financing activities	(44,646)	(25,264)	126,692
Net change in cash and cash equivalents	(12,734)	(4,964)	14,115
Cash and cash equivalents at beginning of year	29,557	34,521	20,406
Cash and cash equivalents at end of year	$16,823	$29,557	$34,521

Dividends from banking and non-banking subsidiaries for 2013 and 2012 were reclassified to operating activities in order to conform to the current year presentation.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2014, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2014:

	(a)		(b)		(c)
					Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	883,071	(1)	$11.00	(2)	$1,180,501
Stock Option Plans	158,550		17.85	(2)	-
	1,041,621		$12.04		1,180,501

(1) Includes 730,021 stock options and 153,050 restricted stock units.
(2) Exercise price related to stock options.

The Company recorded approximately $1.036 million, $1.823 million and $1.552 million related to stock-based compensation expense during 2014, 2013 and 2012, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2014 and 2013
Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, 2013 and 2012
Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012
Notes to the Consolidated Financial Statements

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

2.2	Acquisition Agreement dated as of June 28, 2012 between the Company and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Certificate of Incorporation, as amended.(3)

3.2	By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(6)

4.3	Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(7)

4.4	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

4.5	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(9)

4.6	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(10)

4.7	Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (7)

4.8	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

10.1	Subscription Agreement, dated June 28, 2012, between the Company and each of the purchasers of the Convertible Preferred Stock.(11)

10.2	Lease Agreement between the Company and Professional Office Park V, Inc.(12)

10.3	First Amendment to Lease Agreement Dated May 18, 2004, between the Company and Professional Office Park V, Inc.(13)

10.4	Change in Control Compensation Agreement between the Company and José R. Fernández(14)

10.5	Change in Control Compensation Agreement between the Company and Ganesh Kumar(15)

10.6	Technology Outsourcing Agreement between the Company and Metavante Corporation(16)
OFG Bancorp 2007 Omnibus Performance Incentive Plan, as amended and restated(17)
10.7
Form of qualified stock option award and agreement(18)
10.8
10.9	Form of restricted stock award and agreement(19)

10.10	Form of restricted unit award and agreement(20)

10.11	Employment Agreement between the Company and José R. Fernández(21)

10.12	Amendment to Technology Outsourcing Agreement between the Company and Metavante Corporation(22)

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof).

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)    Incorporated herein by reference to Exhibit 3.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 8, 2014.

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

(11)   Incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 3, 2012.

(12)   Incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(13)   Incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(14)   Incorporated herein by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(15)   Incorporated herein by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(16)   Incorporated herein by reference to Exhibit 10.23 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(17)   Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 filed with the SEC on October 7, 2013.

(18)   Incorporated herein by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(19)   Incorporated herein by reference to Exhibit 10.2 of the Company’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(20)   Incorporated herein by reference to Exhibit 10.27 of the Company’s annual report on Form 10-K filed with the SEC on March 16, 2009.

(21)   Incorporated herein by reference to Exhibit 10 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 12, 2013.

(22) Incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K filed with the SEC on March 3, 2014.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: February 26, 2015
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Dated: February 26, 2015
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Dated: February 26, 2015
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: February 26, 2015
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: February 26, 2015
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: February 26, 2015
Juan Carlos Aguayo
Director

By:	/s/ Jorge Colón Gerena	Dated: February 26, 2015
Jorge Colón-Gerena
Director

By:	/s/ Radamés Peña Pla	Dated: February 26, 2015
Radamés Peña Pla
Director

By:	/s/ Francisco Arriví	Dated: February 26, 2015
Francisco Arriví
Director

By:	/s/ Pedro Morazzani	Dated: February 26, 2015
Pedro Morazzani
Director

By:	/s/ Rafael Martínez-Margarida	Dated: February 26, 2015
Rafael Martínez-Margarida
Director

By:	/s/ José E. Rossi	Dated: February 26, 2015
José E. Rossi
Director