Form 10-Q
period 2015-03-31
OFG BANCORP
filed 2015-05-08
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

 44,572,219 common shares ($1.00 par value per share) outstanding as of April 30, 2015

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2015 AND DECEMBER 31, 2014

	March 31,	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$672,744	$568,752
Money market investments	6,158	4,675
Total cash and cash equivalents	678,902	573,427
Restricted cash	15,406	8,407
Investments:
Trading securities, at fair value, with amortized cost of $1,327 (December 31, 2014 - $2,419)	964	1,594
Investment securities available-for-sale, at fair value, with amortized cost of $1,092,040 (December 31, 2014 - $1,187,679)	1,125,702	1,216,538
Investment securities held-to-maturity, at amortized cost, with fair value of $175,856 (December 31, 2014 - $164,154)	172,847	162,752
Federal Home Loan Bank (FHLB) stock, at cost	21,148	21,169
Other investments	3	3
Total investments	1,320,664	1,402,056
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	23,464	14,539
Non-covered loans, net of allowance for loan and lease losses of $96,375 (December 31, 2014 - $69,517)	4,443,308	4,513,196
Covered loans, net of allowance for loan and lease losses of $70,651 (December 31, 2014 - $64,245)	257,807	298,911
Total loans, net	4,724,579	4,826,646
Other assets:
FDIC indemnification asset	75,221	97,378
Foreclosed real estate covered under shared-loss agreements with the FDIC	48,461	47,514
Foreclosed real estate not covered under shared-loss agreements with the FDIC	46,106	48,147
Accrued interest receivable	19,594	21,345
Deferred tax asset, net	121,930	108,708
Premises and equipment, net	78,745	80,599
Customers' liability on acceptances	21,848	17,989
Servicing assets	12,164	13,992
Derivative assets	6,211	8,107
Goodwill	86,069	86,069
Other assets	108,256	108,725
Total assets	$7,364,156	$7,449,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,025,291	1,997,108
Savings accounts	1,431,603	1,385,824
Time deposits	1,437,339	1,541,474
Total deposits	4,894,233	4,924,406
Borrowings:
Securities sold under agreements to repurchase	927,168	980,087
Advances from FHLB	333,857	334,331
Subordinated capital notes	101,846	101,584
Other borrowings	1,740	4,004
Total borrowings	1,364,611	1,420,006
Other liabilities:
Derivative liabilities	11,113	11,221
Acceptances executed and outstanding	21,848	17,989
Accrued expenses and other liabilities	135,972	133,290
Total liabilities	6,427,777	6,506,912
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2014 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2014 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
44,664,693 shares outstanding (December 31, 2014 - 52,625,869; 44,613,615)	52,626	52,626
Additional paid-in capital	539,222	539,311
Legal surplus	70,097	70,467
Retained earnings	170,605	181,152
Treasury stock, at cost, 7,961,176 shares (December 31, 2014 - 8,012,254 shares)	(96,495)	(97,070)
Accumulated other comprehensive income, net of tax of $692 (December 31, 2014 $447)	24,324	19,711
Total stockholders’ equity	936,379	942,197
Total liabilities and stockholders’ equity	$7,364,156	$7,449,109
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

	March 31,

	2015	2014
	(In thousands, except per share data)
Interest income:
Non-covered loans	$81,979	$85,243
Covered loans	15,504	23,388
Total interest income from loans	97,483	108,631
Mortgage-backed securities	8,590	12,417
Investment securities and other	928	2,026
Total interest income	107,001	123,074
Interest expense:
Deposits	7,104	8,978
Securities sold under agreements to repurchase	7,164	7,411
Advances from FHLB and other borrowings	2,235	2,295
Subordinated capital notes	863	992
Total interest expense	17,366	19,676
Net interest income	89,635	103,398
Provision for non-covered loan and lease losses	37,384	10,062
Provision for covered loan and lease losses, net	4,809	1,629
Total provision for loan and lease losses	42,193	11,691
Net interest income after provision for loan and lease losses	47,442	91,707
Non-interest income:
Banking service revenue	10,205	10,557
Wealth management revenue	7,155	6,867
Mortgage banking activities	1,863	1,695
Total banking and financial service revenues	19,223	19,119
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(12,221)	(17,622)
Change in true-up payment obligation	(863)	(865)
	(13,084)	(18,487)
Net gain (loss) on:
Sale of securities	2,572	4,366
Derivatives	(90)	(223)
Other non-interest (loss) income	(1,740)	454
Total non-interest income, net	6,881	5,229

Non-interest expense:
Compensation and employee benefits	20,180	21,787
Professional and service fees	4,181	4,206
Occupancy and equipment	8,636	8,309
Insurance	1,953	2,074
Electronic banking charges	5,367	4,652
Information technology expenses	1,454	1,815
Advertising, business promotion, and strategic initiatives	1,629	1,781
Foreclosure, repossession and other real estate expenses	5,447	6,387
Loan servicing and clearing expenses	2,353	2,060
Taxes, other than payroll and income taxes	1,479	3,735
Communication	691	957
Printing, postage, stationary and supplies	637	554
Director and investor relations	294	251
Other	2,031	2,836
Total non-interest expense	56,332	61,404
(Loss) income before income taxes	(2,009)	35,532
Income tax expense	979	11,785
Net (loss) income	(2,988)	23,747
Less: dividends on preferred stock	(3,465)	(3,465)
Net (loss) income available to common shareholders	$(6,453)	$20,282
(Loss) earnings per common share:
Basic	$(0.14)	$0.45
Diluted	$(0.14)	$0.42
Average common shares outstanding and equivalents	51,977	52,598
Cash dividends per share of common stock	$0.10	$0.08

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

	Quarter Ended March 31,
	2015	2014
	(In thousands)

Net (loss) income	$(2,988)	$23,747
Other comprehensive income before tax:
Unrealized gain on securities available-for-sale	7,375	9,563
Realized gain on investment securities included in net income	(2,572)	(4,366)
Unrealized gain on cash flow hedges	55	378
Other comprehensive income before taxes	4,858	5,575
Income tax effect	(245)	(744)
Other comprehensive income after taxes	4,613	4,831
Comprehensive income	$1,625	$28,578

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,707
Exercised stock options	-	7
Balance at end of period	52,626	52,714
Additional paid-in capital:
Balance at beginning of period	539,311	538,071
Stock-based compensation expense	347	439
Exercised stock options	-	71
Lapsed restricted stock units	(436)	(294)
Balance at end of period	539,222	538,287
Legal surplus:
Balance at beginning of period	70,467	61,957
Transfer (to) from retained earnings	(370)	2,335
Balance at end of period	70,097	64,292
Retained earnings:
Balance at beginning of period	181,152	133,629
Net (loss) income	(2,988)	23,747
Cash dividends declared on common stock	(4,464)	(3,657)
Cash dividends declared on preferred stock	(3,465)	(3,465)
Transfer from (to) legal surplus	370	(2,335)
Balance at end of period	170,605	147,919
Treasury stock:
Balance at beginning of period	(97,070)	(80,642)
Stock repurchased	-	(10,393)
Lapsed restricted stock units	575	292
Balance at end of period	(96,495)	(90,743)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	19,711	3,191
Other comprehensive income, net of tax	4,613	4,831
Balance at end of period	24,324	8,022
Total stockholders’ equity	$936,379	$896,491

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,988)	$23,747
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	860	601
Amortization of fair value premiums, net of discounts, on acquired loans	2,295	3,634
Amortization of investment securities premiums, net of accretion of discounts	2,500	412
Amortization of core deposit and customer relationship intangibles	476	542
Amortization of fair value premiums on acquired deposits	346	1,897
FDIC shared-loss expense, net	13,084	18,487
Depreciation and amortization of premises and equipment	2,714	2,399
Deferred income tax expense (benefit), net	(613)	(826)
Provision for covered and non-covered loan and lease losses, net	42,193	11,691
Stock-based compensation	347	439
(Gain) loss on:
Sale of securities	(2,572)	(4,366)
Sale of mortgage loans held-for-sale	(1,258)	(1,242)
Derivatives	(18)	478
Foreclosed real estate	(567)	1,500
Sale of other repossessed assets	2,148	1,973
Sale of premises and equipment	4	(2)
Originations of loans held-for-sale	(54,615)	(50,843)
Proceeds from sale of loans held-for-sale	22,613	24,653
Net (increase) decrease in:
Trading securities	630	(41)
Accrued interest receivable	1,751	(235)
Servicing assets	1,828	(169)
Other assets	(801)	4,935
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(765)	(1,382)
Accrued expenses and other liabilities	4,573	2,362
Net cash provided by operating activities	34,165	40,644
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(948)	(127,373)
Investment securities held-to-maturity	(14,221)	-
FHLB stock	-	(48,600)
Maturities and redemptions of:
Investment securities available-for-sale	55,605	153,340
Investment securities held-to-maturity	3,925	-
FHLB stock	21	48,620
Proceeds from sales of:
Investment securities available-for-sale	67,075	139,152
Foreclosed real estate and other repossessed assets	15,635	13,392
Premises and equipment	-	10
Origination and purchase of loans, excluding loans held-for-sale	(184,834)	(161,182)
Principal repayment of loans, including covered loans	228,993	141,118
Reimbursements from the FDIC on shared-loss agreements	15,462	8,236
Additions to premises and equipment	(864)	(2,532)
Net change in securities purchased under agreements to resell	-	60,000
Net change in restricted cash	(6,999)	67,029
Net cash provided by investing activities	178,850	291,210

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014 – (Continued)

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(44,468)	(79,572)
Securities sold under agreements to repurchase	(52,816)	(255,000)
FHLB advances, federal funds purchased, and other borrowings	(2,728)	23,311
Subordinated capital notes	262	394
Exercise of stock options and restricted units lapsed, net	139	76
Purchase of treasury stock	-	(10,393)
Termination of derivative instruments	-	(181)
Dividends paid on preferred stock	(3,465)	(3,465)
Dividends paid on common stock	(4,464)	(3,657)
Net cash used in financing activities	(107,540)	(328,487)
Net change in cash and cash equivalents	105,475	3,367
Cash and cash equivalents at beginning of period	573,427	621,269
Cash and cash equivalents at end of period	$678,902	$624,636
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$17,893	$22,620
Mortgage loans securitized into mortgage-backed securities	$25,820	$23,228
Transfer from loans to foreclosed real estate and other repossessed assets	$13,618	$25,106
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$1,485	$1,747
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$-	$33,125

See notes to unaudited consolidated financial statements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 –  ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), formerly known as Caribbean Pension Consultants, Inc.. Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

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

Recent Accounting Developments

In January 2015, the Financial Accounting Standard Board (“FASB”) issued a standard that simplifies income statement presentation by eliminating the concept of extraordinary items from U.S. GAAP. However, the new guidance does not affect current presentation and disclosure requirements for material events or transactions that are unusual in nature or infrequent in occurrence. Companies also will continue to evaluate whether items are unusual in nature or infrequent in occurrence when estimating the annual effective tax rate for interim reporting purposes. For all entities, this standard is effective for annual periods and interim periods within those annual periods beginning after December 15, 2015, with earlier adoption permitted. The adoption of this standard will have no material impact on our financial position or results of operations.

Other than the accounting pronouncement disclosed above, there was no other new accounting pronouncement issued during the first quarter of 2015 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	March 31,	December 31,
	2015	2014
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Securities sold under agreements to repurchase	$7,000	$-
Derivatives	2,980	2,980
Obligations under agreement of loans sold with recourse	5,426	5,427
	$15,406	$8,407

At March 31, 2015 and December 31, 2014, OIB and Oriental Overseas, each, held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions (“OCFI”).

The Company delivers cash as collateral to meet margin calls for some long term securities sold under agreements to repurchase. At March 31, 2015, the Company had cash pledged as collateral for securities sold under agreements to repurchase amounting to $7.0 million. At December 31, 2014, there was no cash pledged as collateral.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At both March 31, 2015 and December 31, 2014, the Company had delivered $3.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At March 31, 2015 and December 31, 2014, the Company delivered as collateral cash amounting to $5.4 million.

The Company’s bank subsidiary, Oriental Bank, is required by Puerto Rico law to maintain average weekly reserve balances to cover government demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2015 was $149.3 million (December 31, 2014 - $141.5 million). As of March 31, 2015 and December 31, 2014, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2015 and December 31, 2014, money market instruments included as part of cash and cash equivalents amounted to $6.2 million and $4.7 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$888,723	$40,112	$226	$928,609	3.06%
GNMA certificates	4,086	290	-	4,376	4.99%
CMOs issued by US government-sponsored agencies	168,607	214	1,992	166,829	1.82%
Total mortgage-backed securities	1,061,416	40,616	2,218	1,099,814	2.87%
Investment securities
Obligations of US government-sponsored agencies	6,678	35	-	6,713	1.34%
Obligations of Puerto Rico government and political subdivisions	20,963	-	4,941	16,022	5.41%
Other debt securities	2,983	170	-	3,153	2.99%
Total investment securities	30,624	205	4,941	25,888	4.29%
Total securities available for sale	$1,092,040	$40,821	$7,159	$1,125,702	2.91%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	172,847	3,014	5	175,856	2.42%
Total	$1,264,887	$43,835	$7,164	$1,301,558	2.84%

	December 31, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$972,836	$37,876	$1,203	$1,009,509	3.12%
GNMA certificates	4,473	288	8	4,753	4.94%
CMOs issued by US government-sponsored agencies	179,146	136	3,153	176,129	1.81%
Total mortgage-backed securities	1,156,455	38,300	4,364	1,190,391	2.92%
Investment securities
Obligations of US government-sponsored agencies	7,148	33	-	7,181	1.34%
Obligations of Puerto Rico government and public instrumentalities	20,939	-	5,267	15,672	5.41%
Other debt securities	3,137	157	-	3,294	2.95%
Total investment securities	31,224	190	5,267	26,147	4.23%
Total securities available-for-sale	$1,187,679	$38,490	$9,631	$1,216,538	2.96%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	162,752	1,402	-	164,154	2.48%
Total	$1,350,431	$39,892	$9,631	$1,380,692	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at March 31, 2015, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$19,651	$20,106	$-	$-
Total due after 5 to 10 years	19,651	20,106	-	-
Due after 10 years
FNMA and FHLMC certificates	869,072	908,503	172,847	175,856
GNMA certificates	4,086	4,376	-	-
CMOs issued by US government-sponsored agencies	168,607	166,829	-	-
Total due after 10 years	1,041,765	1,079,708	172,847	175,856
Total mortgage-backed securities	1,061,416	1,099,814	172,847	175,856
Investment securities
Due from 1 to 5 years
Obligations of Puerto Rico government and political subdivisions	10,497	9,068	-	-
Total due from 1 to 5 years	10,497	9,068	-	-
Due after 5 to 10 years
Obligations of US government and sponsored agencies	6,678	6,713	-	-
Total due after 5 to 10 years	6,678	6,713	-	-
Due after 10 years
Obligations of Puerto Rico government and political subdivisions	10,466	6,954	-	-
Other debt securities	2,983	3,153	-	-
Total due after 10 years	13,449	10,107	-	-
Total investment securities	30,624	25,888	-	-
Total securities available-for-sale	$1,092,040	$1,125,702	$172,847	$175,856

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the first quarter of 2015 and 2014, the Company sold $26.8 million and $24.0 million, respectively, of available-for-sale Government National Mortgage Association (“GNMA”) certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period.

The table below presents the gross realized gains by category for the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31, 2015
		Book Value	Gross	Gross
Description	Sale Price	at Sale	Gains	Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,735	$2,572	$-
GNMA certificates	26,768	26,768	-	-
Total	$67,075	$64,503	$2,572	$-

	Quarter Ended March 31, 2014
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,159	$110,792	$4,366	$-
GNMA certificates	23,993	23,993	-	-
Total	139,152	134,785	4,366	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2015 and December 31, 2014:

	March 31, 2015
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$121,308	$1,992	$119,316
Obligations of Puerto Rico government and political subdivisions	20,963	4,941	16,022
	$142,271	$6,933	$135,338

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$73,069	$226	$72,842

Securities held-to-maturity
FNMA and FHLMC Certificates	7,833	5	7,829
	$80,902	$231	$80,671

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$121,308	$1,992	$119,316
FNMA and FHLMC certificates	73,069	226	72,842
Obligations of Puerto Rico government and political subdivisions	20,963	4,941	16,022
	215,340	7,159	208,180
Securities held-to-maturity
FNMA and FHLMC Certificates	7,833	5	7,829
	$223,173	$7,164	$216,009

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico government and political subdivisions	$20,939	$5,267	$15,672
CMOs issued by US government-sponsored agencies	143,928	3,086	140,842
FNMA and FHLMC certificates	113,376	1,172	112,204
GNMA certificates	77	8	69
	$278,320	$9,533	$268,787

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	15,172	67	15,105
FNMA and FHLMC certificates	63,736	31	63,705
	$78,908	$98	$78,810

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	159,100	3,153	155,947
FNMA and FHLMC certificates	177,112	1,203	175,909
Obligations of Puerto Rico government and political subdivisions	20,939	5,267	15,672
GNMA certificates	77	8	69
	$357,228	$9,631	$347,597

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

Most of the investments ($202.2 million, amortized cost, or 91%) with an unrealized loss position at March 31, 2015 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($21.0 million, amortized cost, or 9%) with an unrealized loss position at March 31, 2015 consist of obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities. The decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population. Moreover, the negative rating decisions taken by the credit rating agencies have affected the market value and liquidity of these securities.

As of March 31, 2015, the Company applied a discounted cash flow analysis to the Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

•         The contractual future cash flows of the bonds are projected based on the key terms as set forth in the official statements for each investment. Such key terms include among others the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows are calculated based on a monthly default probability and recovery rate assumptions based on the credit rating of each investment. Constant monthly default rates are assumed throughout the life of the bonds which are based on the respective security’s credit rating as of the date of the analysis.

•         The adjusted future cash flows are then discounted at the original effective yield of each investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of each investment.

The discounted cash flow analysis for the investments showed a cumulative default probability at maturity in the range of 4.930% to 30.733%, thus reflecting that it is more likely than not that the bonds will not default at all during their remaining terms (range between 69.267% and 95.07%). Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in the Puerto Rico government bonds and is therefore not required to recognize a credit loss as of March 31, 2015.

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

The composition of the Company’s loan portfolio at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$789,545	$791,751
Commercial	1,324,904	1,289,732
Consumer	193,658	186,760
Auto and leasing	601,963	575,582
	2,910,070	2,843,825
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	9,506	12,675
Consumer	42,922	45,344
Auto	162,194	184,782
	214,622	242,801
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	645,918	656,122
Commercial	423,989	452,201
Construction	95,820	106,361
Consumer	23,841	29,888
Auto	220,990	247,233
	1,410,558	1,491,805
	4,535,250	4,578,431
Deferred loan cost , net	4,433	4,282
Loans receivable	4,539,683	4,582,713
Allowance for loan and lease losses on non-covered loans	(96,375)	(69,517)
Loans receivable, net	4,443,308	4,513,196
Mortgage loans held-for-sale	23,464	14,539
Total non-covered loans, net	4,466,772	4,527,735
Covered loans:
Loans secured by 1-4 family residential properties	115,745	117,171
Construction and development secured by 1-4 family residential properties	17,932	19,562
Commercial and other construction	190,734	221,917
Consumer	4,047	4,506
Total covered loans	328,458	363,156
Allowance for loan and lease losses on covered loans	(70,651)	(64,245)
Total covered loans, net	257,807	298,911
Total loans, net	$4,724,579	$4,826,646

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of March 31, 2015 and December 31, 2014 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2015
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$5,085	$1,797	$3,240	$10,122	$52,783	$62,905	$76
Years 2003 and 2004	9,000	4,104	5,996	19,100	87,653	106,753	-
Year 2005	4,243	2,354	4,293	10,890	48,138	59,028	-
Year 2006	5,338	3,097	8,393	16,828	66,813	83,641	460
Years 2007, 2008 and 2009	2,611	3,510	11,794	17,915	78,220	96,135	1,771
Years 2010, 2011, 2012, 2013 2014 and 2015	1,631	1,582	9,147	12,360	200,082	212,442	1,132
	27,908	16,444	42,863	87,215	533,689	620,904	3,439
Non-traditional	948	1,028	3,376	5,352	29,364	34,716	-
Loss mitigation program	8,010	8,722	13,298	30,030	66,017	96,047	3,193
	36,866	26,194	59,537	122,597	629,070	751,667	6,632
Home equity secured personal loans	-	-	-	-	420	420	-
GNMA's buy-back option program	-	-	37,458	37,458	-	37,458	-
	36,866	26,194	96,995	160,055	629,490	789,545	6,632
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	152,386	152,386	-
Institutional	-	-	-	-	36,007	36,007	-
Middle market	1,330	-	935	2,265	182,182	184,447	-
Retail	617	1,697	7,073	9,387	173,782	183,169	-
Floor plan	89	-	-	89	2,989	3,078	-
Real estate	-	-	-	-	14,196	14,196	-
	2,036	1,697	8,008	11,741	561,542	573,283	-
Other commercial and industrial:
Corporate	-	-	-	-	47,760	47,760	-
Institutional	-	-	-	-	477,932	477,932	-
Middle market	-	-	-	-	99,303	99,303	-
Retail	362	176	959	1,497	86,348	87,845	-
Floor plan	182	-	98	280	38,501	38,781	-
	544	176	1,057	1,777	749,844	751,621	-
	2,580	1,873	9,065	13,518	1,311,386	1,324,904	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2015
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	323	139	366	828	18,268	19,096	-
Overdrafts	17	-	-	17	290	307	-
Personal lines of credit	33	52	89	174	1,882	2,056	-
Personal loans	2,176	949	795	3,920	152,051	155,971	-
Cash collateral personal loans	252	16	-	268	15,960	16,228	-
	2,801	1,156	1,250	5,207	188,451	193,658	-
Auto and leasing	51,167	13,120	7,195	71,482	530,481	601,963	-
Total	$93,414	$42,343	$114,505	$250,262	$2,659,808	$2,910,070	$6,632

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At March 31, 2015 and December 31, 2014, the Company had $425.0 million and $450.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to Puerto Rico government were current at March 31, 2015 and December 31, 2014.

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

The following tables present the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of March 31, 2015 and December 31, 2014, by class of loans:

	March 31, 2015
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$363	$363	$-	$363	$-
Floor plan	-	-	392	392	2,320	2,712	-
	-	-	755	755	2,320	3,075	-
Other commercial and industrial
Retail	116	117	143	376	3,573	3,949	-
Floor plan	350	-	108	458	2,024	2,482	-
	466	117	251	834	5,597	6,431	-
	466	117	1,006	1,589	7,917	9,506	-
Consumer
Credit cards	847	585	1,247	2,679	36,905	39,584	-
Personal loans	175	9	107	291	3,047	3,338	-
	1,022	594	1,354	2,970	39,952	42,922	-
Auto	11,204	2,523	959	14,686	147,508	162,194	-
Total	$12,692	$3,234	$3,319	$19,245	$195,377	$214,622	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$351	$351	$-	$351	$-
Floor plan	-	62	345	407	3,724	4,131	-
	-	62	696	758	3,724	4,482	-
Other commercial and industrial
Retail	155	67	192	414	3,707	4,121	-
Floor plan	202	134	223	559	3,513	4,072	-
	357	201	415	973	7,220	8,193	-
	357	263	1,111	1,731	10,944	12,675	-
Consumer
Credit cards	1,376	654	1,399	3,429	38,419	41,848	-
Personal loans	151	47	77	275	3,221	3,496	-
	1,527	701	1,476	3,704	41,640	45,344	-
Auto	11,003	3,453	1,262	15,718	169,064	184,782	-
Total	$12,887	$4,417	$3,849	$21,153	$221,648	$242,801	$-

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired loans that are part of the non-covered portfolio, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Contractual required payments receivable	$ 2,275,099	$ 2,394,378
Less: Non-accretable discount	450,511	456,627
Cash expected to be collected	1,824,588	1,937,751
Less: Accretable yield	414,030	445,946
Carrying amount, gross	1,410,558	1,491,805
Less: allowance for loan and lease losses	14,166	13,481
Carrying amount, net	$ 1,396,392	$ 1,478,324

At March 31, 2015 and December 31, 2014, the Company had $168.3 million and $168.8 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30.  This entire amount was current at March 31, 2015 and December 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarters ended March, 31, 2015 and 2014, excluding covered loans:

	Quarter Ended March 31, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(8,987)	(10,759)	(3,810)	(6,988)	(926)	(31,470)
Transfer (to) from non-accretable discount	(4,765)	6,893	(2,629)	87	(32)	(446)
Balance at end of period	$284,612	$57,330	$19,390	$47,097	$5,601	$414,030

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(1,995)	(350)	(2,158)	(1,585)	(474)	(6,562)
Transfer from (to) accretable yield	4,765	(6,893)	2,629	(87)	32	446
Balance at end of period	$392,609	$15,826	$3,957	$14,543	$23,576	$450,511

	Quarter Ended March 31, 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$287,841	$96,139	$42,993	$77,845	$12,735	$517,553
Accretion	(9,369)	(12,717)	(4,486)	(11,825)	(1,872)	(40,269)
Transfer (to) from non-accretable discount	(4)	(785)	(3,502)	8,615	393	4,717
Balance at end of period	$278,468	$82,637	$35,005	$74,635	$11,256	$482,001

Non-Accretable Discount Activity:
Balance at beginning of period	$463,166	$42,515	$5,851	$39,645	$28,410	$579,587
Change in actual and expected losses	(4,522)	(1,749)	(2,105)	(1,702)	(1,498)	(11,576)
Transfer from (to) accretable yield	4	785	3,502	(8,615)	(393)	(4,717)
Balance at end of period	$458,648	$41,551	$7,248	$29,328	$26,519	$563,294

Covered Loans

The carrying amount of covered loans at March 31, 2015 and December 31, 2014 is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Contractual required payments receivable	$477,458	$535,425
Less: Non-accretable discount	32,712	62,410
Cash expected to be collected	444,746	473,015
Less: Accretable yield	116,288	109,859
Carrying amount, gross	328,458	363,156
Less: Allowance for covered loan and lease losses	70,651	64,245
Carrying amount, net	$257,807	$298,911

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,919	$20,753	$2,479	$1,072	$109,859
Accretion	(3,518)	(9,855)	(619)	(1,392)	(120)	(15,504)
Transfer from (to) non-accretable discount	14,214	5,417	672	578	1,052	21,933
Balance at end of period	$58,332	$33,481	$20,806	$1,665	$2,004	$116,288

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected losses	(577)	(8,554)	672	578	116	(7,765)
Transfer from (to) accretable yield	(14,214)	(5,417)	(672)	(578)	(1,052)	(21,933)
Balance at end of period	$12,557	$10,493	$-	$-	$9,662	$32,712

	Quarter Ended March 31, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$53,250	$95,093	$1,690	$10,238	$2,688	$162,959
Accretion	(4,164)	(14,852)	(1,080)	(3,011)	(281)	(23,388)
Transfer from (to) non-accretable discount	5,533	2,959	(401)	105	-	8,196
Balance at end of period	$54,619	$83,200	$209	$7,332	$2,407	$147,767

Non-Accretable Discount Activity:
Balance at beginning of period	$39,182	$81,092	$-	$-	$9,203	$129,477
Change in actual and expected losses	(2,309)	(10,997)	(401)	105	(356)	(13,958)
Transfer (to) from accretable yield	(5,533)	(2,959)	401	(105)	-	(8,196)
Balance at end of period	$31,340	$67,136	$-	$-	$8,847	$107,323

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,246	$4,427
Years 2003 and 2004	6,132	7,042
Year 2005	4,427	4,585
Year 2006	8,280	9,274
Years 2007, 2008 and 2009	10,023	8,579
Years 2010, 2011, 2012, 2013, 2014 and 2015	8,081	7,365
	40,189	41,272
Non-traditional	3,376	3,224
Loss mitigation program	22,454	20,934
	66,019	65,430
Commercial
Commercial secured by real estate
Middle market	10,442	9,534
Retail	9,722	9,000
	20,164	18,534
Other commercial and industrial
Institutional	199,982	-
Middle market	547	618
Retail	2,029	2,527
Floor plan	98	-
	202,656	3,145
	222,820	21,679
Consumer
Credit cards	366	375
Personal lines of credit	108	110
Personal loans	1,131	1,092
Cash collateral personal loans	-	13
	1,605	1,590
Auto and leasing	8,482	8,668
	$298,926	$97,367

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2015	2014
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$363	$351
Floor plan	392	407
	755	758
Other commercial and industrial
Retail	146	195
Floor plan	115	234
	261	429
	1,016	1,187
Consumer
Credit cards	1,247	1,399
Personal loans	107	77
	1,354	1,476
Auto	1,196	1,512
	3,566	4,175
Total non-accrual loans	$302,492	$101,542

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are placed in non-accrual status when they become 18 months or more past due, since they are insured loans.

During the quarter ended March 31, 2015, the revolving line of credit to PREPA was classified as non-accrual. At March 31, 2015, this line of credit had an unpaid principal balance of $200.0 million.

At March 31, 2015 and December 31, 2014, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $87.6 million and $274.4 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $244.1 million and $236.9 million at March 31, 2015 and December 31, 2014, respectively. Impaired commercial loans at March 31, 2015 and December 31, 2014 included the PREPA line of credit with an unpaid principal balance of $200.0 million. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $25.7 million and $841 thousand at March 31, 2015 and December 31, 2014, respectively. The total investment in impaired mortgage loans was $88.8 million and $94.2 million at March 31, 2015 and December 31, 2014, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $8.4 million and $9.0 million at March 31, 2015 and December 31, 2014, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in non-covered commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$214,131	$212,960	$25,744	12%
Residential troubled-debt restructuring	94,979	88,805	8,366	9%
Impaired loans with no specific allowance:
Commercial	33,197	29,460	N/A	N/A
Total investment in impaired loans	$342,307	$331,225	$34,110	10%

	December 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,349	$6,226	$841	14%
Residential troubled-debt restructuring	99,947	94,185	8,968	10%
Impaired loans with no specific allowance
Commercial	237,806	230,044	N/A	N/A
Total investment in impaired loans	$344,102	$330,455	$9,809	3%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in non-covered commercial loans categorized as non-covered acquired loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$1,644	$1,641	N/A	N/A
Total investment in impaired loans	$1,644	$1,641	$-	0%

	December 31, 2014
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$672	$672	N/A	N/A
Total investment in impaired loans	$672	$672	$-	0%

Non-covered Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$19,368	$20,618	$473	2%
Commercial	249,252	221,943	5,795	3%
Construction	90,246	84,453	7,892	9%
Consumer	29,498	23,843	5	0%
Total investment in impaired non-covered loan pools	$388,364	$350,857	$14,165	4%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Commercial	289,228	255,619	5,506	2%
Construction	90,786	83,751	7,970	10%
Consumer	35,812	29,888	5	0%
Total investment in impaired non-covered loan pools	$415,826	$369,258	$13,481	4%

The following table presents the interest recognized in non-covered commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015		2014
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$3,695	$79,873	$24	$6,259
Residential troubled-debt restructuring	733	93,391	645	87,052
Impaired loans with no specific allowance
Commercial	241	161,568	78	21,629
	4,669	334,832	747	114,940
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	12	2,401	-	208
Total interest income from impaired loans	$4,681	$337,233	$747	$115,148

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of March 31, 2015 and December 31, 2014 are as follows:

	March 31, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$131,084	$105,037	$17,341	17%
Construction and development secured by 1-4 family residential properties	46,732	17,932	10,842	60%
Commercial and other construction	162,616	120,049	42,079	35%
Consumer	6,434	2,262	389	17%
Total investment in impaired covered loan pools	$346,866	$245,280	$70,651	29%

	December 31, 2014
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$134,579	$106,116	$15,522	15%
Construction and development secured by 1-4 family residential properties	57,123	19,562	10,724	55%
Commercial and other construction	93,894	74,069	37,610	51%
Consumer	7,992	4,506	389	9%
Total investment in impaired covered loan pools	$293,588	$204,253	$64,245	31%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	51	$6,182	4.00%	356	$6,054	4.02%	357
Commercial	3	4,505	6.83%	80	4,505	7.00%	141
Consumer	11	146	14.67%	75	182	14.80%	66

	Quarter Ended March 31, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	34	$4,009	6.43%	347	$3,910	4.35%	375
Commercial	5	42	12.97%	67	44	12.95%	66

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	60	$6,963	19	$2,592
Consumer	6	$81	1	$11

Credit Quality Indicators

The Company categorizes non-covered originated commercial loans and acquired commercial loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, and prior loss experience, and the results of periodic credit reviews of individual loans.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2015
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$152,386	$134,584	$15,385	$-	$-	$2,417
Institutional	36,007	26,915	8,864	-	-	228
Middle market	184,447	158,396	7,898	-	-	18,153
Retail	183,169	164,433	4,979	3,924	-	9,833
Floor plan	3,078	2,793	196	-	-	89
Real estate	14,196	14,196	-	-	-	-
	573,283	501,317	37,322	3,924	-	30,720
Other commercial and industrial:
Corporate	47,760	42,100	-	-	-	5,660
Institutional	477,932	277,950	-	-	-	199,982
Middle market	99,303	94,093	2,238	-	-	2,972
Retail	87,845	84,556	373	1,699	-	1,217
Floor plan	38,781	35,322	1,583	7	-	1,869
	751,621	534,021	4,194	1,706	-	211,700
Total	1,324,904	1,035,338	41,516	5,630	-	242,420

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	363	-	-	363	-	-
Floor plan	2,712	1,465	-	-	-	1,247
	3,075	1,465	-	363	-	1,247
Other commercial and industrial:
Retail	3,949	3,926	8	15	-	-
Floor plan	2,482	2,088	-	-	-	394
	6,431	6,014	8	15	-	394
Total	9,506	7,479	8	378	-	1,641
Total	$1,334,410	$1,042,817	$41,524	$6,008	$-	$244,061

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$133,076	$109,282	$15,615	$-	$-	$8,179
Institutional	36,611	27,089	9,284	-	-	238
Middle market	164,050	148,360	2,817	-	-	12,873
Retail	175,628	159,209	3,690	2,637	-	10,092
Floor plan	1,650	692	958	-	-	-
Real estate	12,628	12,628	-	-	-	-
	523,643	457,260	32,364	2,637	-	31,382
Other commercial and industrial:
Corporate	63,746	63,746	-	-	-	-
Institutional	478,935	278,953	-	-	-	199,982
Middle market	92,334	87,126	2,815	-	-	2,393
Retail	90,171	85,941	259	2,575	-	1,396
Floor plan	40,903	38,413	1,247	126	-	1,117
	766,089	554,179	4,321	2,701	-	204,888
Total	1,289,732	1,011,439	36,685	5,338	-	236,270

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	351	-	-	351	-	-
Floor plan	4,131	3,724	-	-	-	407
	4,482	3,724	-	351	-	407
Other commercial and industrial:
Retail	4,121	4,080	8	33	-	-
Floor plan	4,072	3,807	-	-	-	265
	8,193	7,887	8	33	-	265
Total	12,675	11,611	8	384	-	672
Total	$1,302,407	$1,023,050	$36,693	$5,722	$-	$236,942

All loans individually measured for impairment are classified as substandard at March 31, 2015 and December 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2015 and December 31, 2014, the Company had outstanding credit facilities of approximately $593.3 million and $619.0 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities. A substantial portion of our credit exposure with the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for its repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services, such as water and electric power utilities. Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from central government. The Company also has loans to various municipalities for which the good faith, credit and unlimited taxing power of the applicable municipality has been pledged to their repayment. These municipalities are required by law to levy special property taxes in such amounts as shall be required for the payment of all their general obligation bonds and notes. Another portion of these loans consists of special obligations of various municipalities that are payable from the basic real and personal property taxes collected within such municipalities. The good faith and credit obligations of the municipalities have a first lien on the basic property taxes.

The Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”) enacted in 2014 established procedures for the adjustment of debts of certain public corporations owned by the Commonwealth of Puerto Rico.  As Puerto Rico governmental instrumentalities, the prevailing view is that such public corporations, including, for example, PREPA, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations and promoting their economic independence.  As a result of the enactment of the Recovery Act, the three principal rating agencies further downgraded to below investment grade most of Puerto Rico’s debt obligations.  However, in February 2015, the United States District Court for the District of Puerto Rico held that the Recovery Act is pre-empted by the U.S Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It further held that the Commonwealth is permanently enjoined from enforcing the Recovery Act. The Commonwealth has since appealed the District Court’s decision. The Commonwealth’s ability to restructure the debts of some of its public corporations, such as PREPA, remains uncertain, and a broad disorderly restructuring is possible.

Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA, a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of December 31, 2014. We, as part of the bank syndicate, agreed in August 2014 to extend our credit facilities with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also committed to deliver a full debt-restructuring plan by March 2, 2015, which it failed to deliver. After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that the PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015 as a result of PREPA’s reluctance to commit to the full repayment of the line of credit in ongoing negotiations.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	March 31, 2015
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$62,905	$52,075	$5,087	$1,797	$672	$1,091	$1,368	$815
Years 2003 and 2004	106,754	86,030	8,832	4,104	1,049	3,057	1,889	1,793
Year 2005	59,028	47,194	4,243	2,354	262	1,549	2,215	1,211
Year 2006	83,642	63,403	5,338	3,097	553	2,954	4,753	3,544
Years 2007, 2008 and 2009	96,134	74,618	2,380	3,549	629	5,013	5,881	4,064
Years 2010, 2011, 2012 2013, 2014 and 2015	212,440	197,375	1,630	1,581	417	3,403	3,283	4,751
	620,903	520,695	27,510	16,482	3,582	17,067	19,389	16,178
Non-traditional	34,716	29,412	948	1,028	796	553	1,979	-
Loss mitigation program	96,048	15,161	2,649	1,646	1,437	1,143	1,385	72,627
	751,667	565,268	31,107	19,156	5,815	18,763	22,753	88,805
Home equity secured personal loans	420	420	-	-	-	-	-	-
GNMA's buy-back option program	37,458	-	-	-	6,610	18,082	12,766	-
	789,545	565,688	31,107	19,156	12,425	36,845	35,519	88,805
Consumer
Credit cards	19,096	18,268	323	139	187	179	-	-
Overdrafts	307	290	17	-	-	-	-	-
Unsecured personal lines of credit	2,056	1,882	33	52	60	29	-	-
Unsecured personal loans	155,971	152,051	2,176	949	732	63	-	-
Cash collateral personal loans	16,228	15,960	252	16	-	-	-	-
	193,658	188,451	2,801	1,156	979	271	-	-
Auto and Leasing	601,963	530,481	51,167	13,120	4,684	2,511	-	-
	1,585,166	1,284,620	85,075	33,432	18,088	39,627	35,519	88,805
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	39,584	36,905	847	585	573	674	-	-
Personal loans	3,338	3,046	175	9	32	76	-	-
	42,922	39,951	1,022	594	605	750	-	-
Auto	162,194	147,508	11,204	2,523	672	287	-	-
	205,116	187,459	12,226	3,117	1,277	1,037	-	-
Total	$1,790,282	$1,472,079	$97,301	$36,549	$19,365	$40,664	$35,519	$88,805

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$65,744	$53,432	$3,963	$3,083	$1,044	$1,360	$1,975	$887
Years 2003 and 2004	109,669	86,941	10,391	4,362	1,657	3,215	1,330	1,773
Year 2005	60,472	49,275	3,824	2,205	389	1,673	1,893	1,213
Year 2006	85,550	65,113	5,263	2,967	1,242	2,801	4,624	3,540
Years 2007, 2008 and 2009	93,489	76,246	4,230	1,809	337	3,986	2,813	4,068
Years 2010, 2011, 2012 2013 and 2014	204,424	190,650	2,988	2,490	938	1,397	1,296	4,665
	619,348	521,657	30,659	16,916	5,607	14,432	13,931	16,146
Non-traditional	36,200	30,916	1,477	584	478	600	2,096	49
Loss mitigation program	93,443	10,882	995	1,123	802	405	1,246	77,990
	748,991	563,455	33,131	18,623	6,887	15,437	17,273	94,185
Home equity secured personal loans	517	517	-	-	-	-	-	-
GNMA's buy-back option program	42,243	-	-	-	6,416	20,729	15,098	-
	791,751	563,972	33,131	18,623	13,303	36,166	32,371	94,185
Consumer
Credit cards	19,071	18,198	360	139	171	203	-	-
Overdrafts	307	287	20	-	-	-	-	-
Unsecured personal lines of credit	2,200	1,970	102	25	38	62	3	-
Unsecured personal loans	147,939	144,696	1,822	743	623	55	-	-
Cash collateral personal loans	17,243	16,920	275	39	9	-	-	-
	186,760	182,071	2,579	946	841	320	3	-
Auto and Leasing	575,582	503,588	47,658	16,916	5,196	2,224	-	-
	1,554,093	1,249,631	83,368	36,485	19,340	38,710	32,374	94,185
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	41,848	38,419	1,376	654	589	810	-	-
Personal loans	3,496	3,221	151	47	39	38	-	-
	45,344	41,640	1,527	701	628	848	-	-
Auto	184,782	169,064	11,003	3,453	767	495	-	-
	230,126	210,704	12,530	4,154	1,395	1,343	-	-
Total	$1,784,219	$1,460,335	$95,898	$40,639	$20,735	$40,053	$32,374	$94,185

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at March 31, 2015 and December 31, 2014 was as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$18,086	$19,679
Commercial	33,123	8,432
Consumer	9,405	9,072
Auto and leasing	15,762	14,255
Unallocated	383	1
	76,759	51,439
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	49	65
Consumer	1,885	1,211
Auto	3,516	3,321
	5,450	4,597
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Commercial	13,687	13,476
Consumer	479	5
	14,166	13,481
	96,375	69,517
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	17,340	15,522
Commercial and other construction	52,922	48,334
Consumer	389	389
	70,651	64,245
Total allowance for loan and lease losses	$167,026	$133,762

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter March 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(1,414)	(992)	(1,676)	(8,136)	-	(12,218)
Recoveries	-	89	153	3,384	-	3,626
Provision (recapture) for non-covered loan and lease losses	(179)	25,594	1,856	6,259	382	33,912
Balance at end of period	$18,086	$33,123	$9,405	$15,762	$383	$76,759

	March 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,366	$25,744	$-	$-	$-	$34,110
Collectively evaluated for impairment	9,720	7,379	9,405	15,762	383	42,649
Total ending allowance balance	$18,086	$33,123	$9,405	$15,762	$383	$76,759
Loans:
Individually evaluated for impairment	$88,805	$242,420	$-	$-	$-	$331,225
Collectively evaluated for impairment	700,740	1,082,484	193,658	601,963	-	2,578,845
Total ending loan balance	$789,545	$1,324,904	$193,658	$601,963	$-	$2,910,070

During the quarter ended March 31, 2015, the Company placed its $200 million participation in a line of credit to PREPA on non-accrual status and recorded a $24.0 million provision for loan and lease losses, which is part of the overall quarterly provision for loan and lease losses.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(1,214)	(419)	(838)	(4,645)	-	(7,116)
Recoveries	148	98	147	1,524	-	1,917
Provision (recapture) for non-covered originated and other loan and lease losses	640	(582)	1,820	3,986	(239)	5,625
Balance at end of period	$19,511	$13,994	$7,135	$8,731	$136	$49,507

	December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,968	$841	$-	$-	$-	$9,809
Collectively evaluated for impairment	10,711	7,591	9,072	14,255	1	41,630
Total ending allowance balance	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Loans:
Individually evaluated for impairment	$94,185	$236,270	$-	$-	$-	$330,455
Collectively evaluated for impairment	697,566	1,053,462	186,760	575,582	-	2,513,370
Total ending loans balance	$791,751	$1,289,732	$186,760	$575,582	$-	$2,843,825

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended March 31, 2015
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$65	1	$1,211	$3,321	$-	$4,597
Charge-offs	-		(1,380)	(1,267)	-	(2,647)
Recoveries	9		134	570	-	713
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(25)		1,920	892	-	2,787
Balance at end of period	$49		$1,885	$3,516	$-	$5,450

	March 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$49	$1,885	$3,516	$-	$5,450
Total ending allowance balance	$49	$1,885	$3,516	$-	$5,450
Loans:
Individually evaluated for impairment	$1,641	$-	$-	$-	$1,641
Collectively evaluated for impairment	7,865	42,922	162,194	-	212,981
Total ending loan balance	$9,506	$42,922	$162,194	$-	$214,622

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$926	$ 1	$-	$1,428	$-	$2,354
Charge-offs	(174)		(2,058)	(1,296)	-	(3,528)
Recoveries	-		100	450	-	550
Provision (recapture)for non-covered acquired loan and lease losses accounted for under ASC 310-20	115		2,462	1,665	-	4,242
Balance at end of period	$867		$504	$2,247	$-	$3,618

	December 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$65	$1,211	$3,321	$-	$4,597
Total ending allowance balance	$65	$1,211	$3,321	$-	$4,597
Loans:
Individually evaluated for impairment	$672	$-	$-	$-	$672
Collectively evaluated for impairment	12,003	45,344	184,782	-	242,129
Total ending loan balance	$12,003	$45,344	$184,782	$-	$242,801

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended March 31, 2015
	Mortgage		Commercial		Construction		Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$13,476	1	$-	$ 1	$5	$-	$13,481
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		211		-		474	-	685
Balance at end of period	$-		$13,687		$-		$479	$-	$14,166

	Quarter Ended March 31, 2014
	Mortgage		Commercial		Construction		Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$1,713	1	$-	$ 1	$418	$732	$2,863
Provision for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		940		-		(13)	(732)	195
Balance at end of period	$-		$2,653		$-		$405	$-	$3,058

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

The changes in the allowance for loan and lease losses on covered loans for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarter Ended March 31, 2015
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for covered loans:
Balance at beginning of period	$15,522	$48,334	$389	$-	$64,245
Provision for covered loan and lease losses, net	1,818	2,991	-	-	4,809
FDIC shared-loss portion of provision for covered loan and lease losses, net	-	1,597	-	-	1,597
Balance at end of period	$17,340	$52,922	$389	$-	$70,651

	Quarter Ended March 31, 2014
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for covered loans:
Balance at beginning of period	$12,495	$39,619	$615	$-	$52,729
Provision for (recapture) covered loan and lease losses, net	1,898	(269)	-	-	1,629
FDIC shared-loss portion of provision for covered loan and lease losses, net	(172)	212	-	-	40
Balance at end of period	$14,221	$39,562	$615	$-	$54,398

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015	2014

FDIC indemnification asset:
Balance at beginning of period	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	(17,172)	(8,236)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	1,597	40
FDIC indemnification asset expense	(12,221)	(17,622)
Incurred expenses to be reimbursed under shared-loss agreements	5,639	2,772
Balance at end of period	$75,221	$166,194

True-up payment obligation:
Balance at beginning of period	$21,981	$18,510
Change in true-up payment obligation	863	865
Balance at end of period	$22,844	$19,375

The FDIC shared- loss expense bears an inverse relationship with a change in the yield of covered loan pools in accordance with ASC 310-30. ASC 310-30 dictates that such pools should be subject to increases in their yield when the present value of the expected cash flows is higher than the pool’s carrying balance. When the increases in cash flow expectations are driven by reductions in the expected credit losses, the Bank recognizes that such losses are no longer expected to be collected from the FDIC. Accordingly, the Bank reduces the FDIC indemnification asset by amortizing the reduction in expected collections throughout the remaining life of the underlying pools. This amortization is recognized in the FDIC shared-loss expense. During the fourth quarter of 2014, the FDIC and the Company agreed to a methodology for the determination of the fair value of covered assets. This change resulted in higher claims to the FDIC from the previously expected. As a result, lower amortization of the indemnification asset was required during the first quarter of 2015 compared to 2014.

The underlying factors that caused an increase in the expected cash flows and resulting reduction in projected losses are derived from the pool-level cash flow forecasts. Credit loss assumptions used to develop each pool-level cash flow forecast are based on the behavior of defaults, recoveries and losses of the corresponding pool of covered loans.

Shared-loss agreements reimbursements from the FDIC for the quarter ended March 31, 2015, include $16.7 million corresponding to the fourth quarter of 2014 loss-share certification that was received during April 2015. This was also recorded as an account receivable from the FDIC and included in other assets in the unaudited consolidated financial statements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC indemnification asset expense of $12.2 million for the quarter ended March 31, 2015 decreased when compared to $17.6 million for the same quarter in 2014. These changes were partially driven by a reduction of $1.9 million in additional amortization of the FDIC indemnification asset from stepped up cost recoveries on certain construction, commercial, and leasing pools, which amounted to $1.6 million and $3.5 million for the quarters ended March 31, 2015 and 2014, respectively. The reduction of the expense was also affected by an increase in expected collections from the FDIC during the first quarter of 2015 when compared to the first quarter of 2014.  Change in expected collections from FDIC results from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on covered loans. Despite an increase in the first quarter of 2015, forecasted losses have shown a decreasing trend over the course of the indemnification period. The net reduction in claimable losses amortizes the FDIC indemnification asset through the shorter of the life of the shared loss agreements or the loan holding period. This amortization is net of accretion of the discount recorded to reflect the expected claimable loss at its net present value. Additional amortization of the FDIC indemnification asset may be recorded, should the Company continue to experience reduced expected losses. A significant portion of the FDIC indemnification asset, approximately $52.2 million, is recorded for projected claimable losses on non-single family residential loans whose loss share period ends in the second quarter of 2015, although the period during which recoveries are shared extends for additional three-years.

Also in connection with the FDIC assisted acquisition, the Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $22.8 million and $22.0 million, net of discount, as of March 31, 2015 and December 31, 2014, respectively. The estimated liability is included within accrued expenses and other liabilities in the unaudited consolidated statements of financial condition.

The true-up payment obligation, also known as clawback liability, may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. During the quarters ended March 31, 2015 and 2014 the fair value of the true-up payment obligation increased by $863 thousand and $865 thousand, respectively. These changes in fair value are included as change in true-up payment obligation within FDIC shared-loss expense, net in the consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Carrying amount (fair value)	$22,884	$21,981
Undiscounted amount	$38,771	$40,266

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 - SERVICING ASSETS

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

At March 31, 2015, the servicing asset amounted to $12.2 million ($14.0 million — December 31, 2014) related to mortgage loans servicing rights.

At March 31, 2015, the Company has entered into an agreement to sell mortgage servicing rights. During the quarter ended March 31, 2015, the Company recognized a loss of $1.9 million related to this transaction, which is included as other non-interest (loss) income in the unaudited consolidated statements of operations.

The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Fair value at beginning of year	$13,992	$13,801
Servicing from mortgage securitizations or asset transfers	531	563
Changes due to payments on loans	(418)	(196)
Changes in fair value due to changes in valuation model inputs or assumptions	(59)	(198)
Changes in fair value due to sales price of mortgage servicing rights held-for-sale	(1,882)	-
Fair value at end of year	$12,164	$13,970

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015	2014
Constant prepayment rate	4.51% - 11.39%	5.60% - 10.08%
Discount rate	10.00% - 12.00%	10.00% - 12.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

March 31, 2015
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$12,164
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(406)
Decrease in fair value due to 20% adverse change	$(792)
Discount rate
Decrease in fair value due to 10% adverse change	$(639)
Decrease in fair value due to 20% adverse change	$(1,226)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended March 31, 2015 and 2014 totaled $1.8 million and $1.7 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 —  DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$3,734	$5,555
Interest rate swaps not designated as hedges	2,380	2,399
Interest rate caps	97	152
Other	-	1
	$6,211	$8,107
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	8,531	8,585
Interest rate swaps not designated as hedges	2,380	2,399
Interest rate caps	97	152
Other	105	85
	$11,113	$11,221

Interest Rate Swaps

The Company enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions, are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges was recognized in other comprehensive income and is subsequently reclassified into earnings in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Company does not expect to reclassify any amount included in other comprehensive income related to these interest rate swaps to earnings in the next twelve months.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at March 31, 2015:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	38,989	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$263,989

An unrealized loss of $8.5 million and $8.6 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2015 and December 31, 2014, respectively, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

For both March 31, 2015 and December 31, 2014, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.4 million, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At March 31, 2015 and December 31, 2014, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.4 million for both periods, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2015:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,911	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,411

Interest Rate Swaps - Mirror Image Derivatives	$3,911	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,411

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2015 and December 31, 2014, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $3.7 million (notional amount of $8.2 million) and $5.6 million (notional amount of $10.7 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $3.6 million (notional amount of $7.9 million) and $5.5 million (notional amount of $10.5 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. For both March 31, 2015 and December 31, 2014, the outstanding total notional amount of interest rate caps was $110.0 million. At March 31, 2015 and December 31, 2014, the interest rate caps sold to clients represented a liability of $97 thousand and $152 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At March 31, 2015 and December 31, 2014, the interest rate caps purchased as mirror-images represented an asset of $97 thousand and $152 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2015 and December 31, 2014 consists of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Non-covered loans	$15,582	$17,005
Investments	4,012	4,340
	$19,594	$21,345

Other assets at March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Prepaid expenses	$11,264	$16,018
Core deposit and customer relationship intangibles	9,267	9,743
Other repossessed assets	19,296	21,800
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable, net and other assets	61,069	53,804
	$108,256	$108,725

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid expenses amounting to $11.3 million and $16.0 million at March 31, 2015 and December 31, 2014, respectively, include prepaid municipal, property and income taxes aggregating to $5.7 million and $9.6 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2015 and December 31, 2014, this core deposit intangible amounted to $6.2 million and $6.5 million, respectively. In addition, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition as of December 31, 2012.  At March 31, 2015 and December 31, 2014, this customer relationship intangible amounted to $3.1 million and $3.3 million, respectively.

Other repossessed assets totaled $19.3 million and $21.8 million at March 31, 2015 and December 31, 2014, respectively, include repossessed automobiles amounting to $18.0 million and $20.7 million, respectively, which are recorded at their net realizable value.

At March 31, 2015 and December 31, 2014, tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

NOTE 10—  DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2015 and December 31, 2014 consist of the following:

	March 31,	December 31,
	2015	2014
	(In thousands)
Non-interest bearing demand deposits	$808,590	$745,142
Interest-bearing savings and demand deposits	2,552,910	2,544,665
Individual retirement accounts	289,786	303,049
Retail certificates of deposit	385,814	452,150
Institutional certificates of deposit	290,011	260,090
Total core deposits	4,327,111	4,305,096
Brokered deposits	567,122	619,310
Total deposits	$4,894,233	$4,924,406

Brokered deposits include $471.7 million in certificates of deposits and $95.4 million in money market accounts at March 31, 2015, and $526.2 million in certificates of deposits and $93.1 million in money market accounts at December 31, 2014.

The weighted average interest rate of the Company’s deposits was 0.69% at March 31, 2015 and 0.66% at December 31, 2014. Interest expense for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Demand and savings deposits	$3,382	$5,028
Certificates of deposit	3,722	3,950
	$7,104	$8,978

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2015 and December 31, 2014, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $107.9 million and $96.8 million, respectively, with a weighted average rate of 0.77% and 0.78%, and were collateralized with investment securities with a fair value of $87.6 million and $76.3 million, respectively.

At March 31, 2015 and December 31, 2014, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $576.7 million and $608.1 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $7.0 million at a weighted average rate of 0.50% at March 31, 2015, and $6.9 million at a weighted average rate of 0.50% at December 31, 2014.

At March 31, 2015 and December 31, 2014, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $256.3 million and $318.5 million, respectively. These public funds were collateralized with commercial loans amounting to $413.0 million and $549.0 million at March 31, 2015 and December 31, 2014, respectively.

Excluding equity indexed options in the amount of $3.6 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.1 million and unamortized deposit discount in the amount of $518 thousand, the scheduled maturities of certificates of deposit at March 31, 2015 are as follows:

March 31, 2015
(In thousands)
Within one year:
Three (3) months or less	$282,688
Over 3 months through 1 year	501,285
783,973
Over 1 through 2 years	400,681
Over 2 through 3 years	160,452
Over 3 through 4 years	46,409
Over 4 through 5 years	40,615
$1,432,130

The table of scheduled maturities of certificates of deposits above includes brokered deposits.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $817 thousand and $845 thousand as of March 31, 2015 and December 31, 2014, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 —  BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At March 31, 2015, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At March 31, 2015 and December 31, 2014, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.2 million and $2.3 million, respectively, were as follows:

	March 31,		December 31,
	2015		2014
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	255,000	273,380	307,816	328,198
Credit Suisse Securities (USA) LLC	670,000	756,134	670,000	760,327
Total	$925,000	$1,029,514	$977,816	$1,088,525

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.2 million, at March 31, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	170,000	1.500%	12/6/2012	12/8/2016
	255,000	0.950%	12/10/2012	9/30/2016

2017	500,000	4.780%	3/2/2007	3/2/2017
	$925,000	3.120%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at March 31, 2015 and December 31, 2014. The information excludes repurchase agreement transactions which were collateralized with securities or cash, or securities purchased under agreements to resell.

	March 31, 2015
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)

Over 90 days	925,000	3.12%	1,026,820	2,694	-	-	1,029,514
Total	$925,000	2.89%	$1,026,820	$2,694	$-	$-	$1,029,514

	December 31, 2014
			Market Value of Underlying Collateral
					CMOs	Obligations
		Weighted	FNMA and		issued by US	of US
	Repurchase	Average	FHLMC	GNMA	Government	Government
	Liability	Rate	Certificates	Certificates	Sponsored Agencies	Sponsored Agencies	Total
	(Dollars in thousands)
Less than 90 days	$52,816	0.39%	$56,066	$-	$-	$-	$56,066
Over 90 days	925,000	2.83%	1,031,206	1,253	-	-	1,032,459

Total	$977,816	2.89%	$1,087,272	$1,253	$-	$-	$1,088,525

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2015 and December 31, 2014, these advances were secured by mortgage and commercial loans amounting to $1.2 billion for both periods. Also, at March 31, 2015 and December 31, 2014, the Company had an additional borrowing capacity with the FHLB-NY of $620 million and $606.6 million, respectively. At March 31, 2015 and December 31, 2014, the weighted average remaining maturity of FHLB’s advances was 8.2 months and 8.8 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2015.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $323 thousand, at March 31, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	$25,000	0.34%	3/4/2015	4/7/2015
	50,000	0.33%	3/10/2015	4/10/2015
	100,000	0.36%	3/16/2015	4/16/2015
	25,000	0.34%	3/24/2015	4/24/2015
	25,000	0.34%	3/30/2015	4/30/2015
	38,989	0.34%	3/2/2015	4/1/2015
	263,989

2017	4,442	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,103	2.59%	7/19/2013	7/20/2020
	$333,534	0.73%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $101.8 million at March 31, 2015 and $101.6 million at December 31, 2014.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - March 31, 2015	$56,950
2015	5,025
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition amounted to $1.7 million and $4.0 million at March 31, 2015 and December 31, 2014, respectively, which mainly consists of unsecured fixed-rate borrowings.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at March 31, 2015 and December 31, 2014:

March 31, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$6,211	$-	$6,211	$2,014	$-	$4,197

December 31, 2014
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$8,107	$-	$8,107	$2,006	$-	$6,101

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$14,729	$-	$14,729	$-	$2,980	$11,749
Securities sold under agreements to repurchase	925,000	-	925,000	1,029,514	7,000	(111,514)
Total	$939,729	$-	$939,729	$1,029,514	$9,980	$(99,765)

December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$16,698	$-	$16,698	$-	$2,980	$13,718
Securities sold under agreements to repurchase	977,816	-	977,816	1,088,525	-	(110,709)
Total	$994,514	$-	$994,514	$1,088,525	$2,980	$(96,991)

NOTE 13 —  RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. As of March 31, 2015 and December 31, 2014, these loan balances amounted to $27.5 million and $27.0 million, respectively. The activity and balance of these loans for the quarters ended March 31, 2015 and 2014 were as follows:

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Balance at the beginning of period	$27,011	$18,963
New loans	3,855	304
Repayments and sales	(3,358)	-
Balance at the end of period	$27,508	$19,267

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 —  INCOME TAXES

On July 1st, 2014 the Governor signed Act No. 77-2014, known as “Ley de Ajustes al Sistema Contributivo” (Act of Adjustments to the Tax System or the Act).  The main purpose of the Act is to increase government collections in order to alleviate the structural deficit. The most relevant provisions of the Act, as applicable to the Company, and effective for transactions held after June 30, 2014 are as follows: (1) the capital gain tax rate was increased from 15% to 20% and (2) for an asset to be considered a long term capital asset, the holding period must be over a year, whereas before it was defined as a holding period of over six months.

At March 31, 2015 and December 31, 2014, the Company’s net deferred tax asset amounted to $121.9 million and $108.7 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2015 and December 31, 2014. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

At March 31, 2015 and December 31, 2014, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $176 thousand and $186 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended March 31, 2015 and 2014, $10 thousand and $137 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at March 31, 2015 and December 31, 2014 was $2.6 million. The Company had accrued $470 thousand at March 31, 2015 and December 31, 2014 for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense was $979 thousand for the quarter ended March 31, 2015, compared to $11.8 million for the same period in 2014. Effective July 1, 2014, the capital gains tax rate was increased from 15% to 20% as explained above.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — REGULATORY CAPITAL REQUIREMENTS

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

Pursuant to the Dodd-Frank Act, federal banking regulators have adopted new capital rules that became effective January 1, 2015 for the Company and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the new capital rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The new capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

Pursuant to the new capital rules, the minimum capital ratios requirements as of January 1, 2015 are as follows:

•          4.5% CET1 to risk-weighted assets;

•          6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

•          8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

•          4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”).

As of March 31, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2015 and December 31, 2014, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2015 and December 31, 2014 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of March 31, 2015
Total capital to risk-weighted assets	$887,042	17.69%	$401,207	8.00%	$501,509	10.00%
Tier 1 capital to risk-weighted assets	$809,652	16.14%	$300,905	6.00%	$401,207	8.00%
Common equity tier 1 capital to risk-weighted assets	$633,297	12.63%	$225,679	4.50%	$325,981	6.50%
Tier 1 capital to average total assets	$809,652	11.23%	$288,308	4.00%	$360,385	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$851,437	17.57%	$387,772	8.00%	$484,715	10.00%
Tier 1 capital to risk-weighted assets	$776,525	16.02%	$193,886	4.00%	$290,829	6.00%
Tier 1 capital to average total assets	$776,525	10.61%	$292,738	4.00%	$365,922	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2015
Total capital to risk-weighted assets	$822,571	16.47%	$399,517	8.00%	$499,397	10.00%
Tier 1 capital to risk-weighted assets	$745,441	14.93%	$299,638	6.00%	$399,517	8.00%
Common equity tier 1 capital to risk-weighted assets	$745,441	14.93%	$224,728	4.50%	$324,608	6.50%
Tier 1 capital to average total assets	$745,441	10.39%	$286,974	4.00%	$358,717	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$820,884	16.99%	$386,444	8.00%	$483,055	10.00%
Tier 1 capital to risk-weighted assets	$746,177	15.45%	$193,222	4.00%	$289,833	6.00%
Tier 1 capital to average total assets	$746,177	10.26%	$290,879	4.00%	$363,599	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of March 31, 2015 and December 31, 2014, accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2015 and December 31, 2014, the Bank’s legal surplus amounted to $70.1 million and $70.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $16.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the quarter ended March 31, 2014, the Company purchased 707,400 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during the quarter ended March 31, 2015.

The number of shares that may yet be purchased under the $70 million program is estimated at 1,020,607 and was calculated by dividing the remaining balance of $16.7 million by $16.32 (closing price of the Company common stock at March 31, 2015). The Company did not purchase any shares of its common stock during the quarter ended March 31, 2015, or during the quarter ended March 31, 2014, other than through its publicly announced stock repurchase program

The activity in connection with common shares held in treasury by the Company for the quarters ended March 31, 2015 and 2014 is set forth below:

	Quarters Ended March 31,
	2015		2014
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,012,254	$97,070	7,030,101	$80,642
Common shares used upon lapse of restricted stock units	(51,078)	(575)	(27,752)	(292)
Common shares repurchased as part of the stock repurchase program	-	-	707,400	10,393
End of period	7,961,176	$96,495	7,709,749	$90,743

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of March 31, 2015 and December 31, 2014 consisted of:

	March 31,	December 31,
	2015	2014
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$34,552	$28,743
Income tax effect of unrealized gain on securities available-for-sale	(4,338)	(2,978)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	30,214	25,765
Unrealized loss on cash flow hedges	(8,530)	(8,585)
Income tax effect of unrealized loss on cash flow hedges	2,640	2,531
Net unrealized loss on cash flow hedges	(5,890)	(6,054)
Accumulated other comprehensive income, net of taxes	$24,324	$19,711

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
	2015			2014
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$25,764	$(6,053)	$19,711	$11,433	$(8,242)	$3,191
Other comprehensive income (loss) before reclassifications	4,311	(1,369)	2,942	4,465	(1,392)	3,073
Amounts reclassified out of accumulated other comprehensive income	139	1,532	1,671	137	1,621	1,758
Other comprehensive income	4,450	163	4,613	4,602	229	4,831
Ending balance	$30,214	$(5,890)	$24,324	$16,035	$(8,013)	$8,022

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2015 and 2014:

	Amount reclassified out of accumulated
	other comprehensive income

			Affected Line Item in
	Quarter Ended March 31,		Consolidated Statement
	2015	2014	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,606	$1,621	Net interest expense
Tax effect from increase in capital gains tax rate	(74)	-
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	10	137	Income tax expense
Tax effect from increase in capital gains tax rate	129	-
	$1,671	$1,758

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – (LOSS) EARNINGS PER COMMON SHARE

The calculation of (loss) earnings per common share for the quarters ended March 31, 2015 and 2014 is as follows:

	Quarter ended March 31 ,
	2015	2014
	(In thousands, except per share data)
Net (loss) income	$(2,988)	$23,747
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)
Convertible preferred stock (Series C)	(1,837)	(1,837)
(Loss) income available to common shareholders	$(6,453)	$20,282
Effect of assumed conversion of the convertible ' ' preferred stock	1,837	1,837
(Loss) income available to common shareholders assuming conversion	$(4,616)	$22,119

Weighted average common shares and share equivalents:
Average common shares outstanding	44,634	45,329
Effect of dilutive securities:
Average potential common shares-options	188	131
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,155	7,138
Total weighted average common shares ' 'outstanding and equivalents	51,977	52,598
(Loss) earnings per common share - basic	$(0.14)	$0.45
(Loss) earnings per common share - diluted	$(0.14)	$0.42

In computing diluted (loss) earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at March 31, 2015, with a conversion rate, subject to certain conditions, of 85.7895 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended March 31, 2015 and 2014 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2015 and 2014, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 390,078 and 254,662, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – GUARANTEES

At March 31, 2015, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $28.7 million (December 31, 2014 - $33.0 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2015 and December 31, 2014, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $59.4 million and $67.8 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters ended March 31, 2015 and 2014.

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$927	$1,955
Net charge-offs/terminations	(440)	(406)
Balance at end of period	$487	$1,549

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At March 31, 2015, $42.7 million or 72% of the recourse obligation will be extinguished before the end of 2015.

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2015 and 2014, the Company repurchased approximately $2.1 million and $1.6 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2015, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $487 thousand (December 31, 2014 – $927 thousand).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. Repurchases during the quarters ended March 31, 2015 and 2014 under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $9.0 million and $2.8 million, respectively, in unpaid principal balance. A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter ended March 31, 2015, the Company recognized $39 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $832 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter ended March 31, 2014, the Company recognized $50 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $434 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2015, the Company serviced $1.2 billion in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2015, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $380 thousand (December 31, 2014 - $391 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20—  COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$497,669	$493,248
Commercial letters of credit	1,284	885

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

At March 31, 2015 and December 31, 2014, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $621 thousand for both periods, March 31, 2015 and December 31, 2014.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2015 and December 31, 2014, is as follows:

	March 31,	December 31,
	2015	2014
	(In thousands)
Standby letters of credit and financial guarantees	$28,677	$32,970
Performance letters of credit and financial guarantees	707	-
Loans sold with recourse	59,445	67,803
Commitments to sell or securitize mortgage loans	54,887	10,207

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2015 and 2014 amounted to $2.4 million and $2.5 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2015, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2015	$7,007
2016	7,747
2017	7,135
2018	6,088
2019	5,907
Thereafter	16,302
$50,186

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

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. Such securities are classified as level 1 or level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as level 3. At March 31, 2015 and December 31, 2014, the Company did not have investment securities classified as Level 3.

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

Impaired Loans.

Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in Accounting Standards Codification (“ASC”) 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35 less disposition costs. Currently, the associated loans considered impaired are classified as Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, including financial liabilities for which the Company has elected the fair value option, are summarized below:

	March 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,125,702	$-	$1,125,702
Money market investments	6,158	-	-	6,158
Derivative assets	-	2,477	3,734	6,211
Servicing assets	-	7,096	5,068	12,164
Derivative liabilities	-	(11,113)	(3,617)	(14,730)
	$6,158	$1,124,162	$5,185	$1,135,505
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$220,383	$220,383
Foreclosed real estate	-	-	94,567	94,567
Other repossessed assets	-	-	19,296	19,296
	$-	$-	$334,246	$334,246

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,216,538	$-	$1,216,538
Money market investments	4,675	-	-	4,675
Derivative assets	-	2,552	5,555	8,107
Servicing assets	-	-	13,992	13,992
Derivative liabilities	-	(11,221)	(5,477)	(16,698)
	$4,675	$1,207,869	$14,070	$1,226,614
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$236,942	$236,942
Foreclosed real estate	-	-	95,661	95,661
Other repossessed assets	-	-	21,800	21,800
	$-	$-	$354,403	$354,403

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
(Losses) gains included in earnings	(1,821)	-	1,782	(39)
Transfer of servicing asset to held-for-sale	-	(8,978)	-	(8,978)
New instruments acquired	-	531	-	531
Principal repayments		(418)	-	(418)
Amortization	-	-	78	78
Changes in fair value of servicing assets	-	(59)	-	(59)
Balance at end of period	$3,734	$5,068	$(3,617)	$5,185

	Quarter Ended March 31, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
(Losses) gains included in earnings	-	(3,875)	-	3,373	(502)
Changes in fair value of investment securities available for sale included in other comprehensive income	373	-	-	-	373
New instruments acquired	-	-	563	-	563
Principal repayments	-	-	(196)	-	(196)
Amortization	-	-	-	243	243
Changes in fair value of servicing assets	-	-	(198)	-	(198)
Balance at end of period	$20,053	$12,555	$13,970	$(12,120)	$34,458

During the quarters ended March 31, 2015 and 2014, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2015:

	March 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$3,734	Option pricing model	Implied option volatility	28.93%-43.96%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	56.19% - 65.17%
Servicing assets	$5,068	Cash flow valuation	Constant prepayment rate	4.51% - 11.39%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(3,617)	Option pricing model	Implied option volatility	28.93%-43.96%
			Counterparty credit risk (based on 5-year CDS spread)	56.19% - 65.17%
Collateral dependant impaired loans	$41,726	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

Puerto Rico Electric Power Authority line of credit	$176,304	Cash flow valuation	Discount rate	7.25%

Other non-collateral dependant impaired loans	2,353	Cash flow valuation	Discount rate	5.75% - 9.25%

Foreclosed real estate	$94,567	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

Other repossessed assets	$19,296	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at March 31, 2015 and December 31, 2014 is as follows:

	March 31,		December 31,
	2015		2014
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$678,902	$678,902	$573,427	$573,427
Restricted cash	15,406	15,406	8,407	8,407
Level 2
Financial Assets:
Trading securities	964	964	1,594	1,594
Investment securities available-for-sale	1,125,702	1,125,702	1,216,538	1,216,538
Investment securities held-to-maturity	175,856	172,847	164,154	162,752
Federal Home Loan Bank (FHLB) stock	21,148	21,148	21,169	21,169
Other investments	3	3	3	3
Derivative assets	2,477	2,477	2,552	2,552
Servicing assets	7,096	7,096	-	-
Financial Liabilities:
Derivative liabilities	11,113	11,113	11,221	11,221
Level 3
Financial Assets:
Total loans (including loans held-for-sale)
Non-covered loans, net	4,733,607	4,466,772	4,563,701	4,527,735
Covered loans, net	309,402	257,807	345,660	298,911
Derivative assets	3,734	3,734	5,555	5,555
FDIC indemnification asset	63,801	75,221	75,969	97,378
Accrued interest receivable	19,594	19,594	21,345	21,345
Servicing assets	5,068	5,068	13,992	13,992
Financial Liabilities:
Deposits	4,894,207	4,894,233	4,893,247	4,924,406
Securities sold under agreements to repurchase	962,742	927,168	1,020,621	980,087
Advances from FHLB	335,028	333,857	339,172	334,331
Other borrowings	1,693	1,740	3,979	4,004
Subordinated capital notes	108,121	101,846	104,288	101,584
Accrued expenses and other liabilities	135,971	135,971	133,290	133,290
Derivative liabilities	3,617	3,617	5,477	5,477

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2015 and December 31, 2014:

•     Cash and cash equivalents (including money market investments and time deposits with other banks) and restricted cash have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

•     The fair value of servicing assets held-for-sale is based on the terms of the sales agreement with the third party. The fair value of the remaining servicing asset is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

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

•    The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB-NY, other borrowings, and subordinated capital notes, is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

NOTE 22 –  BUSINESS SEGMENTS

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

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as retirement plan administration services.

The Treasury segment encompasses all of the Company’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

The classification of certain assets was revised to more accurately depict the nature of the underlying segments. This reclassification resulted in a reduction in banking segment total assets of approximately $752.0 million, with a corresponding increase in treasury segment total assets of $492.6 million and a decrease in total assets eliminations of $259.4 million in March 31, 2014. The Company evaluated the impact of this reclassification on the total assets allocated to these segments and determined that the effect of this adjustment was not material to any previously reported results.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,482	$23	$9,496	$107,001	$-	$107,001
Interest expense	(7,454)	-	(9,912)	(17,366)	-	(17,366)
Net interest income	90,028	23	(416)	89,635	-	89,635
Provision for non-covered loan and lease losses	(37,384)	-	-	(37,384)	-	(37,384)
Provision for covered loan and lease losses	(4,809)	-	-	(4,809)	-	(4,809)
Non-interest income (loss)	(2,249)	7,010	2,120	6,881	-	6,881
Non-interest expenses	(49,313)	(4,790)	(2,229)	(56,332)	-	(56,332)
Intersegment revenue	544	-	98	642	(642)	-
Intersegment expenses	(98)	(432)	(112)	(642)	642	-
Income before income taxes	$(3,281)	$1,811	$(539)	$(2,009)	$-	$(2,009)
Total assets	$6,302,044	$21,995	$1,965,342	$8,289,381	(925,225)	$7,364,156

	Quarter Ended March 31, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,631	$40	$14,403	$123,074	$-	$123,074
Interest expense	(7,516)	-	(12,160)	(19,676)	-	(19,676)
Net interest income	101,115	40	2,243	103,398	-	103,398
Provision for non-covered loan and lease losses	(10,062)	-	-	(10,062)	-	(10,062)
Provision for covered loan and lease losses	(1,629)	-	-	(1,629)	-	(1,629)
Non-interest income (loss)	(5,096)	6,522	3,803	5,229	-	5,229
Non-interest expenses	(53,547)	(4,779)	(3,078)	(61,404)	-	(61,404)
Intersegment revenue	544	-	-	544	(544)	-
Intersegment expenses	-	(432)	(112)	(544)	544	-
Income before income taxes	$31,325	$1,351	$2,856	$35,532	$-	$35,532
Total assets	$6,599,875	$24,345	$2,136,161	$8,760,381	(904,743)	$7,855,638

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our 2014 Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our annual report on the 2014 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2014 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•	Business combination
•	Allowance for loan and lease losses
•	Financial instruments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2015	2014	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$107,001	$123,074	-13.1%
Interest expense	17,366	19,676	-11.7%
Net interest income	89,635	103,398	-13.3%
Provision for non-covered loan and lease losses	37,384	10,062	271.5%
Provision for covered loan and lease losses, net	4,809	1,629	195.2%
Total provision for loan and lease losses, net	42,193	11,691	260.9%
Net interest income after provision for loan and lease losses	47,442	91,707	-48.3%
Non-interest income	6,881	5,229	31.6%
Non-interest expenses	56,332	61,404	-8.3%
(Loss) income before taxes	(2,009)	35,532	-105.7%
Income tax expense	979	11,785	-91.7%
Net (loss) income	(2,988)	23,747	-112.6%
Less: dividends on preferred stock	(3,465)	(3,465)	153.0%
(Loss) income available to common shareholders	$(6,453)	$20,282	-131.8%
PER SHARE DATA:
Basic	$(0.14)	$0.45	-131.1%
Diluted	$(0.14)	$0.42	-133.3%
Average common shares outstanding	44,634	45,329	-1.5%
Average common shares outstanding and equivalents	51,977	52,598	-1.2%
Cash dividends declared per common share	$0.10	$0.08	25.0%
Cash dividends declared on common shares	$4,464	$3,657	22.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	-0.16%	1.18%	-113.6%
Return on average tangible common equity	-3.76%	12.86%	-129.2%
Return on average common equity (ROE)	-3.30%	11.13%	-129.6%
Equity-to-assets ratio	12.72%	11.41%	11.4%
Efficiency ratio	51.75%	50.12%	3.3%
Interest rate spread	5.20%	5.75%	-9.6%
Interest rate margin	5.42%	5.90%	-8.1%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2015	2014	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investments securities	$1,320,664	$1,402,056	-5.8%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,466,772	4,527,735	-1.3%
Loans and leases covered under shared-loss agreements with the FDIC, net	257,807	298,911	-13.8%
Total investments and loans	$6,045,243	$6,228,702	-2.9%
Deposits and borrowings
Deposits	$4,894,233	$4,924,406	-0.6%
Securities sold under agreements to repurchase	927,168	980,087	-5.4%
Other borrowings	437,443	439,919	-0.6%
Total deposits and borrowings	$6,258,844	$6,344,412	-1.3%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	539,222	539,311	0.0%
Legal surplus	70,097	70,467	-0.5%
Retained earnings	170,605	181,152	-5.8%
Treasury stock, at cost	(96,495)	(97,070)	0.6%
Accumulated other comprehensive income	24,324	19,711	23.4%
Total stockholders' equity	$936,379	$942,197	-0.6%
Per share data
Book value per common share	$17.25	$17.40	-0.9%
Tangible book value per common share	$15.12	$15.25	-0.9%
Market price at end of period	$16.32	$16.65	-2.0%
Capital ratios
Leverage capital	11.23%	10.61%	5.8%
Tier 1 common equity to risk-weighted assets	N/A	11.88%	N/A
Common equity Tier 1 capital ratio	12.63%	N/A	N/A
Tier 1 risk-based capital	16.14%	16.02%	0.7%
Total risk-based capital	17.69%	17.57%	0.7%
Financial assets managed
Trust assets managed	$2,911,515	$2,841,111	2.5%
Broker-dealer assets gathered	$2,660,177	$2,622,001	1.5%

FINANCIAL HIGHLIGHTS OF THE FIRST QUARTER OF 2015

During the first quarter of 2015, the Company reported a loss to common shareholders of $6.5 million, or $0.14 per share, which included a provision for loan and lease losses of $15.8 million or ($0.35) per share, net of tax, related to the participation in a fuel purchase line of credit with PREPA. Excluding this provision for loan and lease losses, income was $9.4 million, or $0.21 per share diluted. Income available to common shareholders in the first quarter of 2014 was $20.3 million, or $0.42 per share diluted.

This quarter was also adversely affected by:

•         $11.1 million less in loan interest income, primarily due to lower acquired balances and yields.

•         A $4.8 million provision for covered loans, increasing the allowance to $70.7 million, in connection with the end of the commercial loss share coverage with the FDIC on June 30, 2015.

Net interest margin continued strong at 5.42%.

The Company continued its growth of the Oriental Bank franchise through the net opening of 7,670 new retail deposit accounts, reduction in cost of total deposits, core non-interest fee revenue strength, and major expansion of its ATM network.

The efficiency ratio was in our target rate at 51.75%.

Tangible book value and book value per common share decreased to $15.12 and $17.25, respectively, from $15.25 and $17.40 as of December 31, 2014.

Interest Income

Total interest income decreased $16.1 million to $107.0 million, compared to $123.1 million in the first quarter of 2014, reflecting the transition in our loan portfolio as originated loans with more normal yields grow at a slower pace than higher-yielding acquired loans fall, due to repayments and maturities. The yield on interest-earning assets decreased to 6.47% from 7.02%.

Interest Expense

Total interest expense decreased by 11.7% as compared to the same period in 2014. Such decrease reflects the lower cost of deposits before fair value premium amortization and core deposit intangible amortization (0.70% vs. 0.92%). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income decreased $13.8 million for the first quarter of 2015. Such increase reflects a decrease in net interest margin of 48 basis points to 5.42% when compared to the first quarter of 2014.

Provision for Loan and Lease Losses

Provision for non-covered loan losses increased $27.3 million to $37.4 million when compared to $10.1 million for the first  quarter of 2014, reflecting the $24.0 million provision for loan and lease losses related to the aforementioned line of credit with PREPA.  Provision for covered loan losses increased $3.2 million to $4.8 million when compared to $1.6 million for the same period in 2014.

Non-Interest Income

Core banking and wealth management revenues increased slightly to $19.2 million as compared to the same period in 2014, primarily reflecting an increase of $288 thousand and $168 thousand in wealth management and mortgage banking services revenue, respectively, and a decrease of $352 thousand in banking service revenue.

The fluctuation in the FDIC shared-loss expense of $13.1 million, compared to $18.5 million for the same period in 2014, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.

Other non-interest loss of $1.7 million, compared to income of $454 thousand for the same period in 2014, primarily from the recognition of a $1.9 million loss in the valuation of part of the mortgage servicing during the first quarter of 2015.

Non-Interest Expense

Non-interest expense of $56.3 million, decreased $5.1 million or 8.3% compared to the same period in 2014, reflecting decreased costs in major categories from the first quarter of 2014. The Company’s efficiency ratio for the first quarter of 2015 was 51.75%, compared to 50.12% for the same period in 2014.

Income Tax Expense

Income tax expense was $979 thousand, compared to $11.8 million for the same period in 2014. Decrease in income tax expense reflects the net loss before income taxes of $2.0 million for the quarter ended March 31, 2015, compared to net income before income taxes of $35.5 million for the year ago quarter.

(Loss) Income Available to Common Shareholders

The Company’s loss to common shareholders amounted to $6.5 million, compared to net income available to common shareholders of $20.3 million for the same period in 2014. Loss per basic common share and fully diluted common share was $0.14 for both, compared to income per basic common share and fully diluted common share of $0.45 and $0.42, respectively, for the first quarter of 2014. Loss per basic common share includes $0.35 related to the PREPA provision for loan and lease losses, net of tax.

Interest Earning Assets

The loan portfolio declined to $4.725 billion at March 31, 2015, compared to $4.827 billion at December 31, 2014, primarily due to repayments and maturities. In addition, this reduction reflects the $24.0 million provision for loan and lease losses on the PREPA line of credit and a $25.0 million principal payment by the Puerto Rico Aqueducts and Sewer Authority (“PRASA”). The investment portfolio of $1.321 billion at March 31, 2015 decreased 5.8% compared to $1.402 billion at December 31, 2014.

Interest Bearing Liabilities

Total deposits amounted to $4.894 billion at March 31, 2015, a slight decrease of 0.6% compared to $4.924 billion at December 31, 2014. Demand and savings deposits increased 2.2% to $3.457 billion. Time deposits declined 6.8% as part of our efforts to reduce the cost of deposits, which averaged 0.69% at March 31, 2015 and 0.79% at December 31, 2014.

Stockholders’ Equity

Stockholders’ equity at March 31, 2015 was $936.4 million compared to $942.2 million at December 31, 2014, a decrease of 0.6%. This decrease reflects the net loss for the quarter partially offset by an increase in accumulated other comprehensive income. Book value per share was $17.25 at March 31, 2015 compared to $17.40 at December 31, 2014.

The Company maintains capital ratios in excess of regulatory requirements. At March 31, 2015, Tier 1 Leverage Capital Ratio was 11.23% (December 31, 2014– 10.61%), Tier 1 Risk-Based Capital Ratio was 16.14% (December 31, 2014– 16.02%), and Total Risk-Based Capital Ratio was 17.69% (December 31, 2014– 17.57%). Common Equity Tier 1 capital ratio under the new capital rules was 12.63% at March 31, 2015.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was (3.30%) compared to 11.13% for the quarter ended March 31, 2014. Return on average assets (“ROA”) was (0.16%) compared to 1.18% for the same period in 2014. Both decreases reflect the net loss for the first quarter of 2015.

Assets under Management

At March 31, 2015, total assets managed by the Company’s trust division and OPC increased to $2.912 billion compared to $2.841 billion at December 31, 2014. At March 31, 2015, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts increased 1.5% to $2.660 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect a slight increase in portfolio and differences in market values.

Lending

Total loan production of $239.4 million increased 10.7% compared to the same period in 2014. Total commercial loan production of $85.7 million increased 94.9% from $43.9 million for the same period in 2014.

Mortgage loan production of $61.7 million increased 21.4% from $50.8 million for the same period in 2014, as the Company continued to capture market share formerly held by Doral Bank.

In the aggregate, consumer loan and auto and leasing production totaled $92.1 million, a decrease of 24.3% from the same period in 2014. Such decrease is mostly due to a decrease of 29.7% in auto production.

Total loan portfolio declined by $102.1 million from $4.827 billion at December 31, 2014 to $4.725 billion at March 31, 2015, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios. In addition, this decrease was affected by the $24.0 million provision for loan and lease losses on the PREPA line of credit and a $25.0 million principal payment by PRASA as we continue to decrease our exposure to the Puerto Rico government.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased $3.4 million to $8.6 million, representing 1.21% of average non-acquired loans outstanding versus 0.86% in the same period in 2014.  The allowance for loan and lease losses on non-covered loans at March 31, 2015, increased to $96.4 million compared to $69.5 million at December 31, 2014. The allowances for loan and lease losses, excluding acquired loans, increased to $76.8 million (2.64% of total non-covered loans, excluding acquired loans) at March 31, 2015, compared to $51.4 million (1.81% of total non-covered loans, excluding acquired loans) at December 31, 2014, as a result of a $24.0 million provision for loan and lease losses on the PREPA line of credit during the first quarter of 2015. The allowance for loan and lease losses on acquired loans accounted for under ASC 310-20 increased to $5.5 million at March 31, 2015, compared to $4.6 million at December 31, 2014.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, increased to $313.1 million at March 31, 2015 compared to $108.9 million at December 31, 2014. The increase is due mainly to the classification of the $200.0 participation in the PREPA line of credit as non-accrual during the first quarter of 2015.

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

During the quarter ended March 31, 2015, the Company’s pre-tax pre-provision operating income decreased 1.4% to $52.5 million as compared to $61.4 million for the same period in 2014. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended March 31,
	2015	2014
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$89,635	$103,398
Core non-interest income:
Banking service revenue	10,205	10,606
Wealth management revenue	7,155	6,867
Mortgage banking activities	1,863	1,950
Total core non-interest income	19,223	19,423
Non-interest expenses	56,331	61,453
Total pre-tax pre-provision operating income	$52,527	$61,368

Tangible common equity consists of common equity less goodwill, core deposit intangibles and customer relationship intangible. Tangible book value per common share consists of tangible common equity divided by common stock outstanding at the end of the period. Ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets, tier 1 equity to risk-weighted assets, and common equity tier 1 to risk-weighted assets and tangible book value per common share are non-GAAP measures.

At March 31, 2015, tangible common equity to total assets increased to 9.17% from 9.14% and tangible common equity to risk-weighted assets decreased to13.46% from 14.04% at December 31, 2014. Total equity to risk-weighted assets decreased to 18.67% from 19.44% at December 31, 2014.

Management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Tangible common equity or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2015 and 2014:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2015 AND 2014

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$107,001	$123,074	6.47%	7.02%	$6,703,286	$7,108,864
Tax equivalent adjustment	4,167	10,134	0.25%	0.58%	-	-
Interest-earning assets - tax equivalent	111,168	133,208	6.74%	7.60%	6,703,286	7,108,864
Interest-bearing liabilities	17,366	19,676	1.27%	1.23%	5,545,936	6,465,915
Tax equivalent net interest income / spread	93,802	113,532	5.47%	6.38%	1,157,350	642,949
Tax equivalent interest rate margin			5.68%	6.48%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	9,195	14,160	2.77%	3.56%	1,344,617	1,619,020
Interest bearing cash and money market investments	323	283	0.23%	0.24%	564,237	482,497
Total investments	9,518	14,443	2.02%	2.79%	1,908,854	2,101,517
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	10,211	10,458	5.26%	5.63%	787,330	753,248
Commercial	16,954	14,417	5.42%	5.21%	1,269,104	1,121,953
Consumer	4,585	3,139	10.25%	9.93%	181,464	128,239
Auto and leasing	14,534	10,989	9.91%	10.66%	594,760	418,074
Total originated non-covered loans	46,284	39,003	6.63%	6.53%	2,832,658	2,421,514
Acquired
Mortgage	8,987	9,369	5.61%	5.33%	649,710	713,345
Commercial	14,572	18,769	10.79%	10.30%	547,578	738,910
Consumer	3,189	4,089	14.54%	12.79%	88,954	129,665
Auto	8,947	14,013	9.05%	8.76%	400,803	648,382
Total acquired non-covered loans	35,695	46,240	8.58%	8.41%	1,687,044	2,230,301
Total non-covered loans	81,979	85,243	7.36%	7.43%	4,519,702	4,651,816
Loans covered under shared loss agreements with the FDIC	15,504	23,388	22.89%	26.68%	274,731	355,531
Total loans	97,483	108,631	8.25%	8.80%	4,794,432	5,007,347
Total interest earning assets	107,001	123,074	6.47%	7.02%	6,703,286	7,108,864

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Now Accounts	1,281	2,323	0.41%	0.57%	1,260,952	1,661,244
Savings and money market	1,734	2,296	0.54%	0.83%	1,314,360	1,126,987
Individual retirement accounts	771	1,058	1.05%	1.25%	297,086	343,762
Retail certificates of deposits	1,407	1,938	1.33%	1.37%	428,041	572,054
Total core deposits	5,193	7,615	0.64%	0.83%	3,300,439	3,704,047
Institutional deposits	798	1,408	1.22%	1.51%	264,964	377,528
Brokered deposits	1,166	1,516	0.79%	0.82%	602,189	751,558
Total wholesale deposits	1,964	2,924	0.92%	1.05%	867,153	1,129,086
	7,157	10,539	0.70%	0.88%	4,167,592	4,833,133
Deposits fair value premium amortization	(345)	(1,897)	0.00%	0.00%	-	-
Core deposit intangible amortization	292	335	0.00%	0.00%	-	-
Total deposits	7,104	8,977	0.69%	0.75%	4,167,592	4,833,133
Borrowings:
Securities sold under agreements to repurchase	7,164	7,411	3.09%	2.60%	939,377	1,156,747
Advances from FHLB and other borrowings	2,235	2,295	2.69%	2.48%	337,292	375,862
Subordinated capital notes	863	992	3.44%	4.02%	101,675	100,173
Total borrowings	10,262	10,698	3.02%	2.66%	1,378,344	1,632,782
Total interest bearing liabilities	17,366	19,675	1.27%	1.23%	5,545,936	6,465,915
Net interest income / spread	$89,635	$103,398	5.20%	5.75%
Interest rate margin			5.42%	5.90%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,157,350	$642,949
Average interest-earning assets to average interest-bearing liabilities ratio					120.87%	109.94%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,324)	$(3,601)	$(4,925)
Loans	(7,736)	(3,412)	(11,148)
Total interest income	(9,060)	(7,013)	(16,073)
Interest Expense:
Deposits	(1,236)	(638)	(1,874)
Repurchase agreements	(1,393)	1,146	(247)
Other borrowings	(256)	67	(189)
Total interest expense	(2,885)	575	(2,310)
Net Interest Income	$(6,175)	$(7,588)	$(13,763)

Net Interest Income

Comparison of quarters ended March 31, 2015 and 2014

Net interest income of $89.6 million decreased 13.3% compared with $103.4 million reported in the first quarter of 2014, reflecting a decrease of 10.3% in interest income from loans and a decrease of 34.1% in interest income from investments.

Interest rate spread decreased 55 basis points from 5.75% to 5.20%. This decrease is mainly due to the net effect of a 55 basis points decrease in the average yield of interest-earning assets from 7.02% to 6.47%.

Interest income decreased to $107.0 million from $123.1 million in the same quarter in 2014. Such decrease reflects decreases of $9.1 million and $7.0 million in the volume and in interest rate, respectively, of interest-earning assets. Interest income from loans decreased 10.3% to $97.5 million, reflecting a decrease in both, volume and in interest rate by $7.7 million and a $3.4 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with more normal yields grow at a slower pace than higher-yielding acquired loan fall, due to repayments and maturities. Originated loans interest income increased 18.7% to $46.3 million as balances grew 17.0% and yield expanded 10 basis points to 6.63%. Acquired non-covered loans interest income fell 22.8% to $35.7 million as balances declined 24.4% and yield reduced 17 basis points to 8.58%. Covered loans interest income fell 33.7% to $15.5 million as balances declined 22.7% and yield reduced 379 basis points to 22.89%. Interest income from investments decreased 34.1% to $9.5 million, reflecting a decrease in both, volume and interest rate of $1.3 million and $3.6 million, respectively. Such decrease in interest income from investments reflects a decrease in investment securities from redemptions, maturities and sales, and higher premium amortization on existing securities.

Interest expense decreased 11.7% to $17.4 million, primarily because of a $2.6 million decrease in the volume of interest-bearing liabilities and an increase of $241 thousand in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in deposits volume of $1.2 million and in interest rate of $638 thousand, and a decrease in repurchase agreements volume of $1.4 million which was partially offset by an increase in interest rate of $1.1 million. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 18 basis points to 0.70% for the first quarter of 2015, compared to 0.88% for the first quarter of 2014. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 36 basis points to 3.02% from 2.66%.

The average balance of total interest-earning assets was $6.703 billion, a decrease of 5.7% from the same period in 2014. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 9.2% in average investments and a decrease of 4.3% in average loans.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2015	2014	Variance
	(Dollars in thousands)
Banking service revenue	$10,205	$10,557	-3.3%
Wealth management revenue	7,155	6,867	4.2%
Mortgage banking activities	1,863	1,695	9.9%
Total banking and financial service revenue	19,223	19,119	0.5%

FDIC shared-loss expense, net:
FDIC indemnification asset expense	(12,221)	(17,622)	30.7%
Change in true-up payment obligation	(863)	(865)	0.2%
	(13,084)	(18,487)	29.2%

Net gain (loss) on:
Sale of securities available for sale	2,572	4,366	-41.1%
Derivatives	(90)	(223)	59.6%
Other non-interest (loss) income	(1,740)	454	-483.3%
	(12,342)	(13,890)	11.1%
Total non-interest income, net	$6,881	$5,229	31.6%

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

Comparison of quarters ended March 31, 2015 and 2014

As shown in Table 2 above, the Company recorded non-interest income in the amount of $6.9 million, compared to $5.2 million for the same period in 2014, an increase of 31.6%, or $1.7 million.

The FDIC shared-loss expense, net, decreased to $13.1 million as compared to $18.5 million for the same period in 2014, which resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation, also known as a clawback liability. During the quarter ended March 31, 2015, the FDIC indemnification asset expense decreased to $12.2 million from $17.6 million for the same period in 2014. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends on June 30, 2015, although the recovery share period extends for an additional three-year period. During the quarter ended March 31, 2015, the true-up payment obligation decreased slightly to $863 thousand as compared to $865 thousand for the same period in 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased 3.3% to $10.2 million, from $10.6 million for the same period in 2014. The decrease is mainly due to lower checking account fees of $645 thousand from lower cycle fees as customers shift to the “Cuenta Libre” deposit product, a decrease in branch service commissions from safe deposit fees of $222 thousand, and a decrease of $179 thousand in lease servicing and other loan fees mainly from auto loans, partially offset by higher electronic banking fees of $695 thousand.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 4.2% to $7.2 million, compared to $6.9 million for the same period in 2014. Such increase is mostly due to an increase of $334 thousand in insurance fees.

Income generated from mortgage banking activities increased 9.9% to $1.9 million, compared to $1.7 million for the same period in 2014. The increase in mortgage banking activities is mainly due to higher servicing income, higher cost or market adjustment made to mortgage loans held -for-sale and an increase in sales, partially offset by higher losses in repurchased loans, when compared to same period in 2014.

Gains from the sale of securities were $2.6 million compared to $4.4 million for the same period in 2014. Losses from derivative activities were $90 thousand, compared to $223 thousand for the same period in 2014. During the first quarter of 2015, the Company has entered into an agreement to sell mortgage servicing rights. During the quarter ended March 31, 2015, the Company recognized a loss of $1.9 million related to this transaction, which is included in other non-interest (loss) income.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2015	2014	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,180	$21,787	-7.4%
Professional and service fees	4,181	4,206	-0.6%
Occupancy and equipment	8,636	8,309	3.9%
Insurance	1,953	2,074	-5.8%
Electronic banking charges	5,367	4,652	15.4%
Information technology expenses	1,454	1,815	-19.9%
Advertising, business promotion, and strategic initiatives	1,629	1,781	-8.5%
Foreclosure, repossession and other real estate expenses	5,447	6,387	-14.7%
Loan servicing and clearing expenses	2,353	2,060	14.2%
Taxes, other than payroll and income taxes	1,479	3,735	-60.4%
Communication	691	957	-27.8%
Printing, postage, stationery and supplies	637	554	15.0%
Director and investor relations	294	251	17.1%
Other operating expenses	2,031	2,836	-28.4%
Total non-interest expenses	$56,332	$61,404	-8.3%
Relevant ratios and data:
Efficiency ratio	51.75%	50.12%
Compensation and benefits to non-interest expense	35.82%	35.48%
Compensation to average total assets owned	1.09%	1.10%
Average number of employees	1,510	1,546
Average compensation per employee	$13.4	$14.1
Average loans per average employee	$3,175	$3,239

Non-Interest Expenses

Comparison of quarters ended March 31, 2015 and 2014

Non-interest expense for the quarter ended March 31, 2015 was $56.3 million, representing a decrease of 8.3% compared to $61.4 million in the previous year.

Compensation and employee benefits decreased 7.4% to $20.2 million from $21.8 million for the quarter ended March 31, 2014. The decrease is due mainly to lower salaries and lower benefits as a result of a headcount reduction from 1,546 to 1,510 as a result of the voluntary early retirement program offered by the Company in December 2014 for qualified employees as a cost savings initiative.

Foreclosure, repossession and other real estate expenses decreased 14.7% to $5.4 million, as compared to $6.4 million in the same period for the previous year, principally due to a decrease of $1.0 million in municipal property taxes and maintenance expenses on foreclosed real estate.

Taxes, other than payroll and income taxes decreased by $2.3 million or 60.4%, mostly due to a decrease of $2.3 million in patente nacional local taxes as a result of the termination of the special tax effective December 2014.

Information technology expenses decreased 19.9% to $1.5 million, as compared to $1.8 million in the same period in 2014, mainly related to a reduction in services and fixed fees.

The decreases in the foregoing non-interest expenses were partially offset by increases in electronic banking charges and in occupancy and equipment.

Electronic banking charges increased 15.4% to $5.4 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Occupancy and equipment increased 3.9% to $8.6 million, reflecting an increase in internet services of $547 thousand, mainly due to mobile banking services.

Efficiency ratio was 51.75% compared to 50.12% for the same period in 2014. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest (losses) income that are excluded from the efficiency ratio computation amounted to losses of $12.3 million, compared to income of $13.9 million for the quarter ended March 31, 2014.

Provision for Loan and Lease Losses

Comparison of quarters ended March 31, 2015 and 2014

Provision for non-covered loan and lease losses increased 271.5%, or $27.3 million, to $37.4 million from $10.1 million when compared with the same period in 2014.  Such increase was due to the classification of $200 million participation in the PREPA line of credit as non-accrual and the recognition of a $24.0 million provision for loan and lease losses on such line.

Provision for covered loan and lease losses increased 195.2% to $4.8 million from $1.6 million when compared to the same period in 2014.  Increase for the first quarter of 2015 was mainly due to an additional $3.5 million provision for covered loan and lease losses related to the commercial shared loss coverage with FDIC coming to an end on June 30, 2015.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter ended March 31, 2015 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for non-covered loans, excluding acquired loans, increased 502.9% to $33.9 million from $5.6 million when compared with the same period in 2014. This was the result of the aforementioned $24.0 million provision for loan and lease losses taken on the PREPA line of credit.

Total charge-offs on non-covered loans, excluding acquired loans, increased 71.7% to $12.2 million, as compared to $7.1 million for the same period in 2014.  Auto and leasing charge-offs increased $3.5 million to $8.1 million and consumer charge-offs increased $838 thousand to $1.7 million.

Total recoveries increased from $1.9 million to $3.6 million. As a result, the recoveries to charge-offs ratio increased from 26.94% to 29.68%. Net credit losses, excluding acquired loans, increased $3.4 million to $8.6 million, representing 1.21% of average non-covered loans outstanding versus 0.86% for the same period in 2014, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $2.8 million, as compared to $4.2 million for the same period in 2014.

Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $685 thousand, as compared to $195 thousand for the same period in 2014. Provision for covered loan and lease losses was $4.8 million, compared to $1.6 million for the same period in 2014. The provision for loan and lease losses for loans accounted for under ASC 310-30 reflects the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Income Taxes

Comparison of quarters ended March 31, 2015 and 2014

Income tax expense decreased $10.8 million to $979 thousand, compared to $11.8 million for the same period in 2014. Decrease in income tax expense reflects the net loss before income taxes of $2.0 million for the quarter ended March 31, 2015, compared to net income before income taxes of $35.5 million for the year ago quarter.

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

Comparison of quarters ended March 31, 2015 and 2014

Banking

Net interest income of the Company’s Banking segment decreased $11.1 million for the first quarter of 2015, or 11.0%, reflecting a decrease of 10.3% in interest income from loans, partially offset by a slight decrease of 0.8% in interest expense. Interest income from loans reflects a decrease in both, volume and interest rate by $7.7 million and $3.4 million, respectively, primarily due to lower acquired loan balances and yields.

Provision for non-covered loans losses increased $27.3 million when compared to $10.1 million for the first quarter of 2014. During the quarter ended March 31, 2015, the Company recorded an additional provision for loan and lease losses of $24 million related to the participation in line of credit with PREPA. Provision for covered loans losses increased $3.2 million when compared to the first quarter of 2014, as a result of the commercial shared loss coverage with the FDIC which comes to an end on June 30, 2015.

Banking service revenues decreased $352 thousand to $10.2 million. The decrease is mainly due to lower checking account fees by $645 thousand from lower cycle fees as customers shift to cuenta libre product, a decrease in branch service commissions from safe deposit fees reduction of $222 thousand, and a decrease of $179 thousand in lease servicing and other loan fees mainly from auto loans, partially offset by higher electronic banking fees of $695 thousand.

During the quarter ended March 31, 2015, the Company recognized a loss of $1.9 million related to the transfer of part of its mortgage servicing assets to held-for-sale and is included as other non-interest (loss) income.

During the quarters ended March 31, 2015 and 2014 the FDIC indemnification asset expense decreased to $12.2 million from $17.6 million for the same period in 2014. The majority of the FDIC indemnification asset is recorded for projected claimable losses on non-single family residential loans whose loss share period ends by the third quarter of 2015, although the recovery share period extends for an additional three-year period. During the quarters ended March 31, 2015 and 2014 the true-up payment obligation decreased slightly to $863 thousand as compared to $865 thousand for the same period in 2014. The true-up payment obligation may increase if actual and expected losses decline.

Non-interest expense of $49.3 million decreased 8% when compared to the same period in 2014. The decrease in non-interest expense is mainly due to a decrease in taxes, other than payroll and income taxes, which decreased by $2.3 million in patente nacional local taxes as a result of the termination of the special tax effective December 2014. Foreclosure, repossession and other real estate expenses decreased 14.7% to $5.4 million, as compared to $6.4 million in the same period for the previous year, principally due to a decrease of $1.0 million in municipal property taxes and maintenance expenses on foreclosed real estate. In addition, compensation expense decreased as a result of the voluntary early retirement program offered by the Company in December 2014 for qualified employees as a cost savings initiative.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 7.5% to $7.0 million, compared to $6.5 million for the same period in 2014. Increase is mostly due to an increase of $334 thousand in insurance fees.

Non-interest expenses increased slightly 0.2% to $4.8 million, mainly as commissions paid by the securities broker-dealer increased when compared to the same quarter in 2014.

Treasury

Average investments decreased 9.2% resulting from redemptions and maturities during 2015. Interest income from investments decreased 34.1% to $9.5 million, reflecting a decrease in both, volume and in interest rate by $1.3 million and $3.6 million, respectively. Such decrease in interest income from investments reflects a decrease in investment securities from redemptions, maturities and sales, and higher premium amortization on existing securities.

Non-interest expenses, mainly composed of indirect expenses allocated from support departments, decreased 27.6% to $2.2 million as part of the Company’s cost reduction strategy.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2015, the Company’s total assets amounted to $7.364 billion representing a decrease of 1.1% when compared to $7.449 billion at December 31, 2014. This reduction is mainly due to decreases in investment securities and in loan portfolio, partially offset by an increase in cash and cash equivalents of $105.4 million. Investments securities available-for-sale decreased 7.5% from $1.217 billion to $1.125 billion. Loan portfolio decreased $102.1 million from $4.827 billion to $4.725 billion.

At March 31, 2015, loans represented 78% of total interest-earning assets while investments represented 22%, compared to 77% and 23%, respectively, at December 31, 2014.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At March 31, 2015, the Company’s loan portfolio decreased by 2.1% to $4.725 billion compared to $4.827 billion at December 31, 2014, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans fall, due to repayments and maturities and the Company continues to reduce its exposure to the Puerto Rico government. At March 31, 2015, the originated loan portfolio increased $66.2 million, or 2.3%, the acquired non-covered loan portfolio decreased $81.2 million, or 5.4%, and the covered loan portfolio decreased $41.1 million, or 13.8% from December 31, 2014.

The FDIC indemnification asset amounted to $75.2 million at March 31, 2015 and $97.4 million as of December 31, 2014, representing a 22.8% reduction. The decrease in the FDIC indemnification asset is mainly related to collections and the amortization of the FDIC indemnification asset of $13.7 million and $12.2 million, respectively, for the first quarter ended March 31, 2015.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At March 31, 2015, the investment portfolio decreased 5.8% to $1.321 billion from $1.402 billion at December 31, 2014. During the quarter ended March 31, 2015 the Company sold $67.1 million of mortgage-backed securities available for sale, taking advantage of market opportunities to realize gains and reduce some interest rate sensitivity. Recent purchases of investment securities were categorized as held-to-maturity. The Company’s management will determine the category of upcoming investment securities purchases based on the Company’s expectations at such time.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At March 31, 2015, total assets managed by the Company’s trust division and OPC amounted to $2.912 billion, compared to $2.841 billion at December 31, 2014. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2015, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.660 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect an increase in portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,101,457	$1,172,262	-6.0%
Obligations of US government-sponsored agencies	6,714	7,182	-6.5%
CMOs issued by US government-sponsored agencies	166,828	176,129	-5.3%
GNMA certificates	4,376	4,752	-7.9%
Puerto Rico government and public instrumentalities	16,022	15,671	2.2%
FHLB stock	21,148	21,169	-0.1%
Other debt securities	3,153	3,294	-4.3%
Other investments	966	1,597	-39.5%
Total investments	1,320,664	1,402,056	-5.8%
Loans:
Non-covered loans	4,539,683	4,582,713	-0.9%
Allowance for loan and lease losses on non-covered loans	(96,375)	(69,517)	38.6%
Non-covered loans receivable, net	4,443,308	4,513,196	-1.5%
Mortgage loans held for sale	23,464	14,539	61.4%
Total non-covered loans, net	4,466,772	4,527,735	-1.3%
Covered loans	328,458	363,156	-9.6%
Allowance for loan and lease losses on covered loans	(70,651)	(64,245)	10.0%
Total covered loans, net	257,807	298,911	-13.8%
Total loans, net	4,724,579	4,826,646	-2.1%
Total securities and loans	6,045,243	6,228,702	-2.9%
Other assets:
Cash and due from banks (including restricted cash)	688,150	577,159	19.2%
Money market investments	6,158	4,675	31.7%
FDIC indemnification asset	75,221	97,378	-22.8%
Foreclosed real estate	94,567	95,661	-1.1%
Accrued interest receivable	19,594	21,345	-8.2%
Deferred tax asset, net	121,930	108,708	12.2%
Premises and equipment, net	78,745	80,599	-2.3%
Servicing assets	12,164	13,992	-13.1%
Derivative assets	6,211	8,107	-23.4%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	130,104	126,714	2.7%
Total other assets	1,318,913	1,220,407	8.1%
Total assets	$7,364,156	$7,449,109	-1.1%
Investments portfolio composition:
FNMA and FHLMC certificates	83.5%	83.7%
Obligations of US government-sponsored agencies	0.5%	0.5%
CMOs issued by US government-sponsored agencies	12.6%	12.6%
GNMA certificates	0.3%	0.3%
Puerto Rico government and political subdivisions	1.2%	1.1%
FHLB stock	1.6%	1.5%
Other debt securities and other investments	0.3%	0.3%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	March 31,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$789,545	$791,751	-0.3%
Commercial	1,324,904	1,289,732	2.7%
Consumer	193,658	186,760	3.7%
Auto and leasing	601,963	575,582	4.6%
Total originated and other loans and leases held for investment	2,910,070	2,843,825	2.3%
Acquired loans:
Accounted for under ASC 310-20
Commercial	9,506	12,675	-25.0%
Consumer	42,922	45,344	-5.3%
Auto	162,194	184,782	-12.2%
	214,622	242,801	-11.6%
Accounted for under ASC 310-30
Mortgage	645,918	656,122	-1.6%
Commercial	423,989	452,201	-6.2%
Construction	95,820	106,361	-9.9%
Consumer	23,841	29,888	-20.2%
Auto	220,990	247,233	-10.6%
	1,410,558	1,491,805	-5.4%
	1,625,180	1,734,606	-6.3%
	4,535,250	4,578,431	-0.9%
Deferred loans fees, net	4,433	4,282	3.5%
Loans receivable	4,539,683	4,582,713	-0.9%
Allowance for loan and lease losses on non-covered loans	(96,375)	(69,517)	-38.6%
Loans receivable, net	4,443,308	4,513,196	-1.5%
Mortgage loans held-for-sale	23,464	14,539	61.4%
Total non-covered loans, net	4,466,772	4,527,735	-1.3%
Covered loans:
Loans secured by 1-4 family residential properties	115,745	117,171	-1.2%
Construction and development secured by 1-4 family residential properties	17,932	19,562	-8.3%
Commercial and other construction	190,734	221,917	-14.1%
Consumer	4,047	4,506	-10.2%
Total covered loans	328,458	363,156	-9.6%
Allowance for loan and lease losses on covered loans	(70,651)	(64,245)	-10.0%
Total covered loans, net	257,807	298,911	-13.8%
Total loans receivable, net	$4,724,579	$4,826,646	-2.1%

As shown in Table 5 above, total loans, net, amounted to $4.725 billion at March 31, 2015 and $4.827 billion at December 31, 2014.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $789.5 million (27.1% of the gross originated loan portfolio) compared to $791.8 million (27.8% of the gross originated loan portfolio) at December 31, 2014. Mortgage loan production totaled $61.7 million for the quarter ended March 31, 2015, respectively, which represents an increase of 21.39% from $50.8 million for the same period in 2014. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $37.5 million and $42.2 million for the periods ended March 31, 2015, and December 31, 2014, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.324 billion (45.5% of the gross originated loan portfolio) compared to $1.290 billion (45.4% of the gross originated loan portfolio) at December 31, 2014. Commercial loan production increased 94.94% to $85.7 million for the first quarter of 2015 from $43.9 million for the same period in 2014.

•         Consumer loan portfolio amounted to $193.7 million (6.7% of the gross originated loan portfolio) compared to $186.8 million (6.6% of the gross originated loan portfolio) at December 31, 2014. Consumer loan production decreased 5.9% to $26.1 million for the quarter ended March 31, 2015 from $27.8 for the same period in 2014.

•         Auto loans and leasing portfolio amounted to $602.0 million (20.7% of the gross originated loan portfolio) compared to $575.6 million (20.2% of the gross originated loan portfolio) at December 31, 2014. Auto production was $65.9 million for the first quarter March 31, 2015 compared to $93.6 million for the same period in 2014.

At March 31, 2015 and December 31, 2014, the Company's non-covered acquired loan portfolio composition was as follows:

	March 31, 2015		December 31, 2014
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio
	(Dollars in thousands)
Mortgage	$645,918	39.7%	$656,122	37.8%
Commercial	529,315	32.6%	571,237	32.9%
Consumer	66,763	4.1%	75,232	4.3%
Auto	383,184	23.6%	432,015	24.9%
	$1,625,180	100.00%	$1,734,606	100.00%

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2015
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$13,068	$281	2.15%	$21,010	$670	3.19%	$86,256	$1,524	1.77%
90 - 119 days	287	13	4.53%	655	21	3.21%	1,320	55	4.17%
120 - 179 days	-	-	-	-	-	-	452	6	1.33%
180 - 364 days	137	9	6.57%	427	35	8.20%	876	29	3.31%
365+ days	234	43	18.38%	877	207	23.60%	3,202	379	11.84%
Total	$13,726	$346	2.52%	$22,969	$933	4.06%	$92,106	$1,993	2.16%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.44%			0.73%			2.92%
Refinanced or Modified Loans:
Amount	$2,250	$209	9.29%	$699	$66	0.00%	$13,199	$939	7.11%
Percentage of Higher-Risk Loan Category	16.39%			3.04%			14.33%
Loan-to-Value Ratio:
Under 70%	$8,504	$237	2.79%	$2,529	$159	6.29%	$-	$-	-
70% - 79%	2,306	61	2.65%	3,372	205	6.08%	-	-	-
80% - 89%	758	24	3.17%	6,593	248	3.76%	-	-	-
90% and over	2,158	24	1.11%	10,475	321	3.06%	92,106	1,993	2.16%
	$13,726	$346	2.52%	$22,969	$933	4.06%	$92,106	$1,993	2.16%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2015
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$25,171	$-	$-	$25,171	Repayment sources include all available revenues of the Commonwealth
Public corporations	354,886	274,982	996	78,908	$78.9 million which mature in more than 3 years, with pledged securities (rating > A)
Municipalities	213,224	-	1,174	212,050	Repayment from property taxes
Investment securities	20,963	-	450	20,513
Total	$614,244	$274,982	$2,620	$336,642

Some highlights follow on the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          45% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $256.3 million at March 31, 2015. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•         Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of the Puerto Rico Electric Power Authority (“PREPA”), a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of March 31, 2015. During the quarter ended March 31, 2015, the Bank placed its $200.0 million participation line of credit with PREPA on non-accrual status and recorded a $24.0 million provision for loan and lease losses related to this line of credit.

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

At March 31, 2015, the Company’s allowance for non-covered loan and lease losses amounted to $96.4 million, an increase from $69.5 million at December 31, 2014.

At March 31, 2015, $76.8 million of the allowance corresponded to originated and other loans held for investment, or 2.64% of total non-covered originated and other loans held for investment, compared to $51.4 million or 1.81% of total non-covered originated and other loans held for investment at December 31, 2014. The allowance increased as a result of a $33.9 million provision for loan and lease losses and $3.6 million of recoveries, which were partially offset by charge-offs of $12.2 million during the period ended March 31, 2015. During the quarter ended March 31, 2015, the Company recorded a $24.0 million provision for loan and lease losses for the PREPA line of credit. The allowance for commercial loans increased 292.8% (or $24.7 million), when compared with the balances recorded at December 31, 2014. The allowance for residential mortgage loans decreased by 8.1% (or $1.6 million), when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto and leases increased by 3.7% (or $333 thousand) and 10.6% (or $1.5 million), respectively, when compared with the balances recorded at December 31, 2014. The unallocated allowance at March 31, 2015 increased $382 thousand, when compared with the balance recorded at December 31, 2014. Changes are related to the evolution and the current trends of the portfolio. In the mortgage portfolios, losses have decreased, and therefore less reserve was required. In the consumer and auto portfolios, losses had increased, and therefore a higher reserve was required. In the commercial portfolio losses increased, and therefore a higher reserve was required and in addition to the $24.0 million PREPA provision for loan and lease losses.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under the provisions of ASC 310-20 at March 31, 2015 was $5.4 million compared to $4.6 million at December 31, 2014, a 18.5% increase. The allowance increased as a result of a $2.8 million provision for loan and lease losses and $713 thousand of recoveries, which were partially offset by $2.7 million in charge-offs during the quarter ended March 31, 2015. The allowance for commercial loans decreased by 24.6% (or $16 thousand), when compared with the balance recorded at December 31, 2014. The allowance for consumer and auto loans increased by 55.5% (or $672 thousand) and 5.9% (or $195 thousand), respectively, when compared with the balances recorded at December 31, 2014, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under ASC-310-30 at March 31, 2015 was $14.2 million as compared to $13.5 million at December 31, 2014. The allowance increased as a result of a $685 thousand provision for loan and lease losses during the period ended March 31, 2015. The allowance for commercial loans increased by 1.6% (or $211 thousand), when compared with the balance recorded at December 31, 2014. The allowance for consumer loans increased by $475 thousand, when compared with the balances recorded at December 31, 2014.

Allowance for loan and lease losses recorded for covered loans at March 31, 2015 was $70.7 million as compared to $64.2 million at December 31, 2014. The allowance increased as a result of a $4.8 million provision for loan and lease losses and a provision of $1.6 million of FDIC shared-loss portion for covered loan and lease losses during the period ended March 31, 2015. The allowance for loan and lease losses on covered loans is accounted for under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2015 and December 31, 2014, the Company had $302.5 million and $101.5 million, respectively, of non-accrual loans, including acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). During the quarter ended March 31, 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At March 31, 2015 and December 31, 2014, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $87.6 million and $274.4 million, respectively.

Oriental Bank is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA, a public corporation authorized to seek relief under the Recovery Act. The Bank’s participation in the line of credit has an unpaid principal balance of $200.0 million as of December 31, 2014. The Company, as part of the bank syndicate, agreed during the third quarter to extend its credit facility with PREPA to March 31, 2015. In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board.  PREPA also committed to delivering a full debt restructuring plan by March 2, 2015, which it failed to deliver.

After the extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest. Based on the experience and knowledge of the borrower, independent scenarios were developed to assess the collectability of the Company’s current credit exposure to PREPA.  Such scenarios project very probable outcomes based on a conservative set of assumptions related to PREPA’s ability for future cash flow generation.  The Company concluded that the PREPA had sufficient cash flows for the repayment of the line of credit.  Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015 as a result of PREPA’s reluctance to commit to the full repayment of the line of credit in ongoing negotiations.

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

At March 31, 2015, the Company’s non-performing assets increased by 112.1% to $377.8 million (8.86% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $178.1 million (4.30% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2014. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At March 31, 2015, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 24.80% (49.11% at December 31, 2014). During the quarter ended March 31, 2015, the Company placed its $200.0 million participation in the PREPA line of credit on non-accrual status.

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At March 31, 2015, the Company’s originated non-performing mortgage loans totaled $76.7 million (24.5% of the Company’s non-performing loans), a 5.3% increase from $72.8 million (66.8% of the Company’s non-performing loans) at December 31, 2014. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2015, the Company’s originated non-performing commercial loans amounted to $222.8 million (71.2% of the Company’s non-performing loans), a 927.8% increase from $21.7 million at December 31, 2014 (19.9% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties. During the quarter ended March 31, 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2015, the Company’s originated non-performing consumer loans remained leveled at $1.6 million (0.5% of the Company’s total non-performing loans), compared to $1.6 million at December 31, 2014 (0.5% of the Company’s total non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2015, the Company’s originated non-performing auto loans and leases amounted to $8.5 million (2.7% of the Company’s total non-performing loans), a decrease of 2.1% from $8.7 million at December 31, 2014 (8.0% of the Company’s total non-performing loans).

•         Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2015, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.0 million (0.3% of the Company’s non-performing loans), a 14.4% decrease from $1.2 million at December 31, 2014 (1.1% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At March 31, 2015, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.4 million (0.4% of the Company’s non-performing loans), a 8.3% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2015, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.2 million (0.4% of the Company’s non-performing loans), a 20.9% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

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

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only / interests first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed by the Company’s current credit and underwriting guidelines. The Company achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,		Variance
	2015	2014	%
	(Dollars in thousands)
Non-covered loans
Originated and other loans:
Balance at beginning of period	$51,439	$49,081	4.8%
Provision for non-covered loan and lease losses	33,912	5,625	502.9%
Charge-offs	(12,218)	(7,116)	71.7%
Recoveries	3,626	1,917	89.1%
	76,759	49,507	55.0%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$4,597	$2,354	95.3%
Provision for non-covered loan and lease losses	2,787	4,242	-34.3%
Charge-offs	(2,647)	(3,528)	-25.0%
Recoveries	713	550	29.6%
	5,450	3,618	50.6%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$13,481	$2,863	370.9%
Provision for non-covered loan and lease losses	685	195	251.3%
	14,166	3,058	363.2%
Total non-covered loans balance at end of period	$96,375	$56,183	71.5%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.64%	1.95%	35.3%
Non-performing originated loans	24.80%	59.90%	-58.6%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	2.54%	0.92%	176.0%
Non-performing acquired loans accounted for under ASC 310-20	152.83%	65.65%	132.8%

Covered loans
Balance at beginning of period	$64,245	$52,729	21.8%
Provision for covered loan and lease losses, net	4,809	1,629	195.2%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	1,597	40	3892.5%
Balance at end of period	$70,651	$54,398	29.9%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN
	March 31, 2015	December 31, 2014	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,086	$19,679	-8.1%
Commercial	33,123	8,432	292.8%
Consumer	9,405	9,072	3.7%
Auto and leasing	15,762	14,255	10.6%
Unallocated allowance	383	1	38200.0%
Total allowance balance	$76,759	$51,439	49.2%
Allowance composition:
Mortgage	23.56%	38.26%	-38.4%
Commercial	43.15%	16.39%	163.3%
Consumer	12.25%	17.64%	-30.6%
Auto and leasing	20.53%	27.71%	-25.9%
Unallocated allowance	0.51%	0.00%	-1%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.29%	2.49%	-7.8%
Commercial	2.50%	0.65%	282.4%
Consumer	4.86%	4.86%	0.0%
Auto and leasing	2.62%	2.48%	5.7%
Total allowance to total originated loans	2.64%	1.81%	45.8%
Allowance coverage ratio to non-performing loans:
Mortgage	23.59%	27.03%	-12.7%
Commercial	14.87%	38.89%	-61.8%
Consumer	585.98%	570.57%	2.7%
Auto and leasing	185.83%	164.46%	13.0%
Total	24.80%	49.11%	-49.5%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$49	$65	-24.6%
Consumer	1,885	1,211	55.7%
Auto	3,516	3,321	5.9%
Total allowance balance	$5,450	$4,597	18.6%
Allowance composition:
Commercial	0.90%	1.41%	-36.2%
Consumer	34.59%	26.34%	31.3%
Auto	64.51%	72.25%	-10.7%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.52%	0.51%	0.5%
Consumer	4.39%	2.67%	64.4%
Auto	2.17%	1.80%	20.6%
Total allowance to total acquired loans	2.54%	1.89%	34.1%
Allowance coverage ratio to non-performing loans:
Commercial	4.82%	5.48%	-11.9%
Consumer	139.22%	82.05%	69.7%
Auto	293.98%	219.64%	33.8%
Total	152.83%	110.11%	38.8%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	March 31, 2015	December 31, 2014	Variance %
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-30
Allowance balance:
Commercial	$13,687	$13,476	1.6%
Consumer	479	5	9480.0%
Total allowance balance	$14,166	$13,481	5.1%
Allowance composition:
Commercial	96.62%	99.96%	-3.3%
Consumer	3.38%	0.04%	8350.0%
	100.00%	100.00%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended March 31,		Variance
	2015	2014	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,414)	$(1,214)	16.5%
Recoveries	-	148	-100.0%
Total	(1,414)	(1,066)	32.6%
Commercial
Charge-offs	(992)	(419)	136.8%
Recoveries	89	98	-9.2%
Total	(903)	(321)	181.3%
Consumer
Charge-offs	(1,676)	(838)	100.0%
Recoveries	153	147	4.1%
Total	(1,523)	(691)	120.4%
Auto
Charge-offs	(8,136)	(4,645)	75.2%
Recoveries	3,384	1,524	122.0%
Total	(4,752)	(3,121)	52.3%
Net credit losses
Total charge-offs	(12,218)	(7,116)	71.7%
Total recoveries	3,626	1,917	89.1%
Total	$(8,592)	$(5,199)	65.3%
Net credit losses to average loans outstanding:
Mortgage	0.72%	0.57%	26.3%
Commercial	0.28%	0.11%	154.5%
Consumer	3.36%	2.16%	55.6%
Auto	3.20%	2.99%	7.0%
Total	1.21%	0.86%	40.7%
Recoveries to charge-offs	29.68%	26.94%	10.2%
Average originated loans:
Mortgage	$787,330	$753,248	4.5%
Commercial	1,269,104	1,121,953	13.1%
Consumer	181,464	128,239	41.5%
Auto	594,760	418,074	42.3%
Total	$2,832,658	$2,421,514	17.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Quarter Ended March 31,		Variance
	2015	2014	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$-	$(174)	-100.0%
Recoveries	9	-	100.0%
Total	9	(174)	-105.2%
Consumer
Charge-offs	(1,380)	(2,058)	-32.9%
Recoveries	134	100	34.0%
Total	(1,246)	(1,958)	-36.4%
Auto
Charge-offs	(1,267)	(1,296)	-2.2%
Recoveries	570	450	26.7%
Total	(697)	(846)	-17.6%
Net credit losses
Total charge-offs	(2,647)	(3,528)	-25.0%
Total recoveries	713	550	29.6%
Total	$(1,934)	$(2,978)	-35.1%
Net credit losses to average loans outstanding:
Commercial	-0.55%	0.95%	-157.5%
Consumer	7.85%	11.20%	-29.9%
Auto	1.62%	1.20%	35.0%
Total	3.20%	2.80%	14.1%
Recoveries to charge-offs	26.94%	15.59%	72.8%
Average loans accounted for under ASC 310-20:
Commercial	$6,583	$73,148	-91.0%
Consumer	63,479	69,916	-9.2%
Auto	172,046	281,703	-38.9%
Total	$242,108	$424,767	-43.0%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2015	2014	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$229,110	$27,707	726.9%
Other loans	73,382	73,835	-0.6%
Accruing loans
Troubled-Debt Restructuring loans	6,332	3,862	64.0%
Other loans	4,311	3,523	22.4%
Total non-performing loans	$313,135	$108,927	187.5%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	46,106	48,147	-4.2%
Other repossessed assets	18,533	21,043	-11.9%
	$377,774	$178,117	112.1%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	8.86%	4.30%	106.2%
Non-performing assets to total capital	40.34%	18.90%	113.4%

	Quarter Ended March 31,
	2015	2014
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$833	$655

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$76,662	$72,815	5.3%
Commercial	222,820	21,679	927.8%
Consumer	1,605	1,590	0.9%
Auto and leasing	8,482	8,668	-2.1%
	309,569	104,752	195.5%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,016	1,187	-14.4%
Consumer	1,354	1,476	-8.3%
Auto	1,196	1,512	-20.9%
	3,566	4,175	-14.6%
Total	$313,135	$108,927	187.5%
Non-performing loans composition percentages:
Originated loans
Mortgage	24.5%	66.8%
Commercial	71.2%	19.9%
Consumer	0.5%	1.5%
Auto and leasing	2.7%	8.0%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.3%	1.1%
Consumer	0.4%	1.4%
Auto	0.4%	1.4%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	10.02%	3.53%	183.9%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	5.47%	2.63%	108.0%
Total capital	33.44%	11.56%	189.3%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.13%	1.04%	8.7%
Non-performing loans	11.32%	29.42%	-61.5%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	54.41%	53.42%	1.9%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	20.96%	72.88%	-71.2%

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

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET
	Quarter Ended March 31,
	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	(17,172)	(8,236)
Increase in expected credit losses to be covered under shared-loss agreements, net	1,597	40
FDIC indemnification asset expense	(12,221)	(17,622)
Incurred expenses to be reimbursed under shared-loss agreements	5,639	2,772
Balance at end of period	$75,221	$166,194

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Quarter Ended March 31,
	2015	2014
	(In thousands)
Balance at beginning of period	$21,682	$71,451
Amortization of negative discount	(12,221)	(17,622)
Impact of lower projected losses	(4,705)	6,194
Balance at end of period	$4,756	$60,023

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$808,591	$745,142	8.5%
NOW accounts	1,216,679	1,251,943	-2.8%
Savings and money market accounts	1,431,602	1,385,823	3.3%
Certificates of deposit	1,436,264	1,539,752	-6.7%
Total deposits	4,893,136	4,922,660	-0.6%
Accrued interest payable	1,097	1,746	-37.2%
Total deposits and accrued interest payable	4,894,233	4,924,406	-0.6%
Borrowings:
Securities sold under agreements to repurchase	927,168	980,087	-5.4%
Advances from FHLB	333,857	334,331	-0.1%
Other term notes	1,740	4,004	-56.5%
Subordinated capital notes	101,846	101,584	0.3%
Total borrowings	1,364,611	1,420,006	-3.9%
Total deposits and borrowings	6,258,844	6,344,412	-1.3%

Other Liabilities:
Derivative liabilities	11,113	11,221	-1.0%
Acceptances outstanding	21,848	17,989	21.5%
Other liabilities	135,972	133,290	2.0%
Total liabilities	$6,427,777	$6,506,912	-1.2%
Deposits portfolio composition percentages:
Non-interest bearing deposits	16.5%	15.1%
NOW accounts	24.8%	25.4%
Savings and money market accounts	29.3%	28.2%
Certificates of deposit	29.4%	31.3%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	67.9%	69.0%
Advances from FHLB	24.5%	23.5%
Other term notes	0.1%	0.3%
Subordinated capital notes	7.5%	7.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$925,000	$977,816
Daily average outstanding balance	$945,233	$1,041,378
Maximum outstanding balance at any month-end	$977,906	$1,149,167

Liabilities and Funding Sources

As shown in Table 13 above, at March 31, 2015, the Company’s total liabilities were $6.428 billion, 1.2% less than the $6.507 billion reported at December 31, 2014. Deposits and borrowings, the Company’s funding sources, amounted to $6.259 billion at March 31, 2015 versus $6.344 billion at December 31, 2014, a 1.3% decrease.

At March 31, 2015, deposits represented 78% and borrowings represented 22% of interest-bearing liabilities. At March 31, 2015, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.894 billion, a slight decrease of 0.6% from $4.924 billion at December 31, 2014. Demand and savings deposits increased 2.2% to $3.457 billion, brokered deposits declined 8.43% and higher-priced time deposits and brokered deposits declined 4.9% as part of our efforts to reduce the cost of deposits, which averaged 0.66% at December 31, 2014, to 0.69% at March 31, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At March 31, 2015, borrowings amounted to $1.365 billion, 3.9% lower than the $1.420 billion reported at December 31, 2014. Repurchase agreements as of March 31, 2015 decreased $52.9 million to $927.2 billion from $980.1 million at December 31, 2014, as the Company used available cash to pay off repurchase agreements at maturity.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $333.9 million as of March 31, 2015 and $334.3 million as of December 31, 2014. These advances mature from April 2015 through July 2020.

Stockholders’ Equity

At March 31, 2015, the Company’s total stockholders’ equity was $936.4 million, a 0.6% decrease when compared to $942.2 million at December 31, 2014. This decrease reflects the net loss for the quarter partially offset by an increase in accumulated other comprehensive income. Book value per share was $17.25 at March 31, 2015 compared to $17.40 at December 31, 2014.

From December 31, 2014 to March 31, 2015, tangible common equity to total assets increased to 9.17% from 9.14%, Tier 1 Leverage Capital Ratio increased to 11.23% from 10.61%, Tier 1 Risk-Based Capital Ratio increased to 16.14% from 16.02%, and Total Risk-Based Capital Ratio increased to 17.69% from 17.57%. Common Equity Tier 1 Capital Ratio under the new capital rules was 12.63% as of March 31, 2015.

New Capital Rules to Implement Basel III Capital Requirements

In July 2013, the Board of Governors of the Federal Reserve System (the “Board”), the Office of the Comptroller of the Currency (the “OCC”) and the FDIC (together with the Board and the OCC, the “Agencies”) approved new rules (“New Capital Rules”) to establish a revised comprehensive regulatory capital framework for all U.S. banking organizations. On July 9, 2013, the New Capital Rules were approved by the OCC and (as interim final rules) by the FDIC. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including OFG Bancorp and Oriental Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules became effective for OFG Bancorp and Oriental Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 were as follows:

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

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, OFG Bancorp and Oriental Bank will be required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition (as noted above), under the current general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations may make a one-time permanent election to continue to exclude these items. OFG Bancorp and Oriental Bank made the election to continue to exclude these items, in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio, concurrently with the first filing of the Company’s and Oriental Bank’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out, in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a 4-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

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

The following are the consolidated capital ratios of the Company under the New Capital Rule at March 31, 2015 and December 31, 2014:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$936,379	$942,197	-0.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.63%	N/A	N/A
Minimum common equity tier 1 capital ratio required	4.50%	N/A	N/A
Actual common equity tier 1 capital	$633,297	N/A	N/A
Minimum common equity tier 1 capital required	$225,679	N/A	N/A
Excess over regulatory requirement	$407,618	N/A	N/A
Risk-weighted assets	$5,015,090	N/A	N/A
Tier 1 risk-based capital ratio	16.14%	16.02%	0.8%
Minimum tier 1 risk-based capital ratio required	6.00%	4.00%
Actual tier 1 risk-based capital	$809,651	$776,525	4.3%
Minimum tier 1 risk-based capital required	$300,905	$193,886	55.2%
Excess over regulatory requirement	$508,746	$582,639	-12.7%
Risk-weighted assets	$5,015,090	$4,847,150	3.5%
Total risk-based capital ratio	17.69%	17.57%	0.7%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$887,042	$851,437	4.2%
Minimum total risk-based capital required	$401,207	$387,772	3.5%
Excess over regulatory requirement	$485,834	$463,665	4.8%
Risk-weighted assets	$5,015,090	$4,847,150	3.5%
Leverage capital ratio	11.23%	10.61%	5.9%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$809,651	$776,525	4.3%
Minimum tier 1 capital required	$288,308	$292,738	-1.5%
Excess over regulatory requirement	$521,343	$483,787	7.8%
Tangible common equity to total assets	9.17%	9.14%	0.3%
Tangible common equity to risk-weighted assets	13.46%	14.04%	-4.1%
Total equity to total assets	12.72%	12.65%	0.5%
Total equity to risk-weighted assets	18.67%	19.44%	-4.0%
Stock data:
Outstanding common shares	44,664,493	44,613,615	0.1%
Book value per common share	$17.25	$17.40	-0.9%
Tangible book value per common share	$15.12	$15.25	-0.9%
Market price at end of period	$16.32	$16.65	-2.0%
Market capitalization at end of period	$728,925	$742,817	-1.9%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014
	(In thousands, except share or per share information)
Total stockholders' equity	$936,379	$942,197
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(6,171)	(6,463)
Customer relationship intangible	(3,096)	(3,280)
Total tangible common equity	$675,173	$680,515
Total assets	7,364,156	7,449,109
Goodwill	(86,069)	(86,069)
Core deposit intangible	(6,171)	(6,463)
Customer relationship intangible	(3,096)	(3,280)
Total tangible assets	$7,268,820	$7,353,297
Tangible common equity to tangible assets	9.29%	9.25%
Common shares outstanding at end of period	44,664,693	44,613,615
Tangible book value per common share	$15.12	$15.25

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

The following table presents the Company’s capital adequacy information under the New Capital Rules at March 31, 2015:

March 31,
2015
(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$633,297
Additional tier 1 capital	176,354
Tier 1 capital	809,651
Additional Tier 2 capital	77,390
Total risk-based capital	$887,042
Risk-weighted assets:
Balance sheet items	$4,947,137
Off-balance sheet items	67,953
Total risk-weighted assets	$5,015,090
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.63%
Tier 1 capital (minimum required - 6%)	16.14%
Total capital (minimum required - 8%)	17.69%
Leverage ratio	11.23%
Equity to assets	12.72%
Tangible common equity to assets	9.17%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2015, and December 31, 2014:

	March 31 ,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.93%	N/A	N/A
Actual common equity tier 1 capital	$745,441	N/A	N/A
Minimum capital requirement (4.5%)	$224,728	N/A	N/A
Minimum to be well capitalized (6.5%)	$324,608	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14.93%	15.45%	-3.4%
Actual tier 1 risk-based capital	$745,441	$746,524	-0.1%
Minimum capital requirement (6%)	$299,638	$193,222	55.1%
Minimum to be well capitalized (8%)	$399,517	$289,833	37.8%
Total Capital to Risk-Weighted Assets	16.47%	16.99%	-3.1%
Actual total risk-based capital	$822,571	$820,884	0.2%
Minimum capital requirement (8%)	$399,517	$386,444	3.4%
Minimum to be well capitalized (10%)	$499,397	$483,055	3.4%
Total Tier 1 Capital to Average Total Assets	10.39%	10.26%	1.3%
Actual tier 1 capital	$745,441	$746,177	-0.1%
Minimum capital requirement (4%)	$286,974	$290,879	-1.3%
Minimum to be well capitalized (5%)	$358,717	$363,599	-1.3%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2015 and December 31, 2014, the Company’s market capitalization for its outstanding common stock was $728.9 million ($16.32 per share) and $742.8 million ($16.65 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2015
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30, 2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $16.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the quarter ended March 31, 2014, the Company purchased 707,400 shares under this program for a total of $10.4 million, at an average price of $14.66 per share. There were no repurchases during the quarter ended March 31, 2015. The number of shares that may yet be purchased under the $70 million program is estimated at 1,020,607 and was calculated by dividing the remaining balance of $16.7 million by $16.32 (closing price of the Company common stock at March 31, 2015).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2015 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$11,303	3.16%	$12,335	3.40%
+ 100 Basis points	$5,752	1.61%	$6,262	1.73%
- 50 Basis points	$(1,846)	-0.52%	$(1,944)	-0.54%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2015.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $8.5 million (notional amount of $264.0 million) was recognized at March 31, 2015 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2015, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.4 million (notional amounts of $16.4 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.4 million (notional amounts of $16.4 million).

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

At March 31, 2015, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $3.7 million (notional amounts of $8.2 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $3.6 million (notional amount of $7.9 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of March 31, 2015, the Company had $264.0 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $264.0 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of March 31, 2015, the Company had $925.0 million in repurchase agreements and $567.1 million in brokered deposits.

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

As of March 31, 2015, the Company had approximately $678.9 million in unrestricted cash and cash equivalents, $176.2 million in investment securities that are not pledged as collateral, $620.0 million in borrowing capacity at the FHLB-NY and $715.8 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

The Company is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Regulatory Compliance Director who reports to the Deputy General Counsel and the BSA officer who reports to the Chief Risk Officer. The Regulatory Compliance Director is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, except for the Bank Secrecy Act/ Anti-Money Laundering compliance program, which is overseen and implemented by the BSA Officer.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.  RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014. In addition to other information set forth in this report, you should carefully consider the risk factors included in the Company’s annual report on Form 10-K, as updated by this report or other filings the Company makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to the Company at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

We are exposed to credit and concentration risks in connection with our credit facilities to the government of Puerto Rico, including some of its public corporations, instrumentalities and municipalities, and any credit default on their debt obligations or a further deterioration of the Puerto Rico economy could adversely and materially affect our financial condition and results of operations.

The Commonwealth of Puerto Rico and its instrumentalities, municipalities and public corporations face severe economic and fiscal challenges that, either individually or in the aggregate, could adversely affect the Commonwealth’s ability to fund or otherwise maintain all necessary government programs and services, and pay debt-service on its obligations as they become due.  Further, the Commonwealth’s liquidity and access to capital markets have been significantly reduced and, according to the Government Development Bank for Puerto Rico, a government shutdown is probable in the next three months.

The three main credit rating agencies have downgraded all debt obligations of the Puerto Rico government to categories that are well below investment grade.  Generally, securities that are below investment grade present greater risks and are less liquid than investment-grade securities.  The downgrades are based mostly on concerns about Puerto Rico’s economic recession and lack of growth prospects, sizable debt obligations and budget deficits, severely underfunded government retirement systems, high unemployment, shrinking population, and Puerto Rico government’s lack of financial flexibility and reduced capacity to borrow in the capital markets, which significantly increases the Commonwealth’s risk of default.

The Commonwealth’s ability to finance its budget deficits is very limited.  If the government is unable to access the capital markets to place new debt or refinance its upcoming maturities, the government may have to reduce spending, impose new taxes, and take emergency or extraordinary actions, including a debt restructuring or a moratorium on debt-service payments, which would slow Puerto Rico’s weak economy even further.  The Commonwealth may also have to reduce or eliminate important government programs and services in order to attempt to balance its budget and comply with its debt obligations.

It is uncertain how Puerto Rico’s business, political and social sectors would react to a significant reduction or elimination of such programs and services.  It is also uncertain whether Puerto Rico’s government, including some of its municipalities, instrumentalities and public corporations, will be able to continue to service their debts as they become due.  Any further deterioration of economic or fiscal conditions in Puerto Rico could adversely and materially affect the value of our credit facilities to the government of Puerto Rico and our investment portfolio of Puerto Rico government bonds.

At March 31, 2015, we had approximately $593.3 million of outstanding credit facilities to the government of Puerto Rico, including its instrumentalities, municipalities and public corporations.  A substantial portion of our credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment.  Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”) and the Puerto Rico Aqueducts and Sewer Authority (“PRASA”).  The Commonwealth’s instrumentalities or public corporations have varying degrees of independence from the central government.  However, some instrumentalities or public corporations that provide essential or important government services, such as the University of Puerto Rico, the Puerto Rico Medical Services Administration, the Puerto Rico and Municipal Islands

Maritime Transport Authority, and the Puerto Rico Metropolitan Bus Authority, are supported by the Commonwealth through budget appropriations, while others, such as PREPA, are owed substantial amounts for utility services rendered to the Commonwealth.  It is uncertain whether any such instrumentalities or public corporations will continue to receive government support or whether they will be able to collect amounts owed by the Commonwealth or its instrumentalities.

At March 31, 2015, we had approximately $354.9 million of credit facilities to public corporations of the Commonwealth, including PREPA and PRASA.  Our banking subsidiary, Oriental Bank, is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $200 million as of March 31, 2015.  We, as part of the bank syndicate, agreed in August 2014 to extend our credit facility with PREPA to March 31, 2015.  In connection with such extension, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also committed to deliver a full debt-restructuring plan by March 2, 2015, which has not yet been delivered.  The forbearance agreement with PREPA has been extended several times, currently until June 4, 2015.  As part of the last extension, PREPA agreed to deliver a recovery plan proposal to its forbearing creditors on or before June 1, 2015.  There can be no assurance that PREPA will deliver the recovery plan or that PREPA and its forbearing creditors will agree on any such plan.  As previously disclosed, we have classified our credit facility to PREPA as substandard and on non-accrual status. We have also taken a $24 million provision for loan and lease losses against such credit.

Oriental Bank is also part of a two bank syndicate that on March 3, 2015 agreed to extend through May 29, 2015 the maturity date on $200 million of obligations incurred by PRASA under a credit agreement for its Capital Improvement Program.  As part of such extension, PRASA paid the lenders $40 million, including $25 million to us, to reduce the outstanding principal amount to $160 million and agreed to make certain additional payments.  Our $100 million participation in such credit agreement has an unpaid principal balance of $75 million as of March 31, 2015.  As provided in the amended credit agreement, the remaining outstanding principal amount is expected to be repaid from the net proceeds of revenue bonds to be issued by PRASA.  There can be no assurance that such bonds will be issued or that the net proceeds thereof will be sufficient for PRASA to pay the amount that is due.

In June 2014, Puerto Rico enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which established procedures for the adjustment of debts of certain public corporations of the Commonwealth, which, as Puerto Rico governmental instrumentalities, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations, such as PREPA and PRASA, and promoting their economic independence.  In February 2015, the U.S. District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It also permanently enjoined the Commonwealth from enforcing the Recovery Act.  However, the Commonwealth has filed an appeal before the U.S. Circuit Court of Appeals for the First Circuit.

On February 26, 2015, the Subcommittee on Regulatory Reform, Commercial and Antitrust Law of the U.S. House Committee on the Judiciary held a public hearing to consider a bill (H.R 870) introduced by Puerto Rico’s non-voting representative to the U.S. House of Representatives that would empower the government of Puerto Rico to authorize its municipalities and public corporations to restructure their debts under Chapter 9 of the U.S. Bankruptcy Code.  It is unclear if and when this bill will be approved and, if it is approved, whether it will have retroactive effect for debts that are currently outstanding.

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

If our Puerto Rico government debtors are unable to pay their obligations as they become due, or under certain other circumstances, including, for example, a debt restructuring or a moratorium on debt-service payments by the Commonwealth, we may be required to adversely classify our credit facilities to the Commonwealth and provision for losses in connection therewith.  Such provision may significantly affect our financial condition and regulatory capital ratios.

Item 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.                                                                            Description of Document:

10.1    Form of restricted unit award and agreement.

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 8, 2015
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: May 8, 2015
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: May 8, 2015
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer