Form 10-Q
period 2015-06-30
OFG BANCORP
filed 2015-08-10
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12647

OFG Bancorp

Incorporated in the Commonwealth of Puerto Rico, IRS Employer Identification No. 66-0538893

Principal Executive Offices:

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

Telephone Number: (787) 771-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ý              Accelerated Filer o               Non-Accelerated Filer ☐                Smaller Reporting Company ☐                                                                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 43,867,909  common shares ($1.00 par value per share) outstanding as of July 31, 2015

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014

	June 30,	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$547,740	$568,752
Money market investments	5,795	4,675
Total cash and cash equivalents	553,535	573,427
Restricted cash	6,086	8,407
Investments:
Trading securities, at fair value, with amortized cost of $1,327 (December 31, 2014 - $2,419)	786	1,594
Investment securities available-for-sale, at fair value, with amortized cost of $1,023,573 (December 31, 2014 - $1,187,679)	1,044,319	1,216,538
Investment securities held-to-maturity, at amortized cost, with fair value of $547,776 (December 31, 2014 - $164,154)	550,553	162,752
Federal Home Loan Bank (FHLB) stock, at cost	20,826	21,169
Other investments	3	3
Total investments	1,616,487	1,402,056
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	20,768	14,539
Non-covered loans, net of allowance for loan and lease losses of $102,877 (December 31, 2014 - $69,517)	4,396,665	4,513,196
Covered loans, net of allowance for loan and lease losses of $71,452 (December 31, 2014 - $64,245)	222,034	298,911
Total loans, net	4,639,467	4,826,646
Other assets:
FDIC indemnification asset	22,704	97,378
Foreclosed real estate covered under shared-loss agreements with the FDIC	38,941	47,514
Foreclosed real estate not covered under shared-loss agreements with the FDIC	42,392	48,147
Accrued interest receivable	19,254	21,345
Deferred tax asset, net	138,406	108,708
Premises and equipment, net	76,486	80,599
Customers' liability on acceptances	16,040	17,989
Servicing assets	5,791	13,992
Derivative assets	4,376	8,107
Goodwill	86,069	86,069
Other assets	132,291	108,725
Total assets	$7,398,325	$7,449,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,936,617	1,997,108
Savings accounts	1,333,202	1,385,824
Time deposits	1,479,865	1,541,474
Total deposits	4,749,684	4,924,406
Borrowings:
Securities sold under agreements to repurchase	1,161,136	980,087
Advances from FHLB	333,391	334,331
Subordinated capital notes	102,109	101,584
Other borrowings	2,090	4,004
Total borrowings	1,598,726	1,420,006
Other liabilities:
Derivative liabilities	8,739	11,221
Acceptances executed and outstanding	16,040	17,989
Accrued expenses and other liabilities	113,537	133,290
Total liabilities	6,486,726	6,506,912
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2014 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2014 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
44,367,909 shares outstanding (December 31, 2014 - 52,625,869; 44,613,615)	52,626	52,626
Additional paid-in capital	539,669	539,311
Legal surplus	69,934	70,467
Retained earnings	159,737	181,152
Treasury stock, at cost, 8,257,960 shares (December 31, 2014 - 8,012,254 shares)	(100,668)	(97,070)
Accumulated other comprehensive income, net of tax of -$185 (December 31, 2014 $447)	14,301	19,711
Total stockholders’ equity	911,599	942,197
Total liabilities and stockholders’ equity	$7,398,325	$7,449,109

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Interest income:
Non-covered loans	$77,746	$88,064	$159,725	$173,307
Covered loans	12,758	24,879	28,262	48,267
Total interest income from loans	90,504	112,943	187,987	221,574
Mortgage-backed securities	7,998	11,984	16,587	24,400
Investment securities and other	911	973	1,840	3,000
Total interest income	99,413	125,900	206,414	248,974
Interest expense:
Deposits	6,604	9,165	13,708	18,143
Securities sold under agreements to repurchase	7,394	7,372	14,558	14,784
Advances from FHLB and other borrowings	2,248	2,289	4,483	4,583
Subordinated capital notes	875	996	1,738	1,988
Total interest expense	17,121	19,822	34,487	39,498
Net interest income	82,292	106,078	171,927	209,476
Provision for non-covered loan and lease losses	15,644	13,220	53,027	23,282
(Recovery) Provision for covered loan and lease losses	(105)	1,595	4,705	3,224
Total provision for loan and lease losses	15,539	14,815	57,732	26,506
Net interest income after provision for loan and lease losses	66,753	91,263	114,195	182,970
Non-interest income:
Banking service revenue	10,212	9,995	20,417	20,552
Wealth management revenue	7,285	7,336	14,440	14,203
Mortgage banking activities	1,862	1,554	3,725	3,249
Total banking and financial service revenues	19,359	18,885	38,582	38,004
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(22,512)	(17,499)	(34,733)	(35,121)
Change in true-up payment obligation	(733)	(856)	(1,596)	(1,721)
	(23,245)	(18,355)	(36,329)	(36,842)
Net gain (loss) on:
Sale of securities	-	-	2,572	4,366
Derivatives	77	(247)	(13)	(470)
Other non-interest (loss) income	(847)	224	(2,587)	678
Total non-interest (loss) income, net	(4,656)	507	2,225	5,736

Non-interest expense:
Compensation and employee benefits	19,260	20,707	39,440	42,494
Professional and service fees	4,143	3,512	8,324	7,719
Occupancy and equipment	8,883	8,605	17,519	16,914
Insurance	2,251	2,333	4,204	4,407
Electronic banking charges	5,851	4,796	11,218	9,449
Information technology expenses	1,543	1,485	2,997	3,300
Advertising, business promotion, and strategic initiatives	1,558	1,669	3,186	3,450
Foreclosure, repossession and other real estate expenses	10,337	6,656	15,783	13,043
Loan servicing and clearing expenses	2,594	1,669	4,947	3,728
Taxes, other than payroll and income taxes	2,703	3,776	4,182	7,511
Communication	770	813	1,460	1,770
Printing, postage, stationary and supplies	582	645	1,219	1,200
Director and investor relations	289	293	583	544
Other	3,673	2,889	5,707	5,723
Total non-interest expense	64,437	59,848	120,769	121,252
(Loss) income before income taxes	(2,340)	31,922	(4,349)	67,454
Income tax expense	769	10,613	1,748	22,398
Net (loss) income	(3,109)	21,309	(6,097)	45,056
Less: dividends on preferred stock	(3,466)	(3,466)	(6,931)	(6,931)
Net (loss) income available to common shareholders	$(6,575)	$17,843	$(13,028)	$38,125
(Loss) earnings per common share:
Basic	$(0.15)	$0.40	$(0.29)	$0.84
Diluted	$(0.15)	$0.38	$(0.29)	$0.80
Average common shares outstanding and equivalents	51,774	52,352	51,876	52,476
Cash dividends per share of common stock	$0.10	$0.08	$0.20	$0.16

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net (loss) income	$(3,109)	$21,309	$(6,097)	$45,056
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(12,916)	14,941	(5,541)	24,504
Realized (loss) gain on investment securities included in net income	-	-	(2,572)	(4,366)
Unrealized (loss) gain on cash flow hedges	2,016	14	2,071	391
Other comprehensive (loss) income before taxes	(10,900)	14,955	(6,042)	20,529
Income tax effect	877	(1,221)	632	(1,965)
Other comprehensive (loss) income after taxes	(10,023)	13,734	(5,410)	18,564
Comprehensive (loss) income	$(13,132)	$35,043	$(11,507)	$63,620

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Six-Month Period Ended June 30,
	2015	2014
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,707
Exercised stock options	-	23
Balance at end of period	52,626	52,730
Additional paid-in capital:
Balance at beginning of period	539,311	538,071
Stock-based compensation expense	794	946
Exercised stock options	-	242
Lapsed restricted stock units	(436)	(323)
Balance at end of period	539,669	538,936
Legal surplus:
Balance at beginning of period	70,467	61,957
Transfer (to) from retained earnings	(533)	4,481
Balance at end of period	69,934	66,438
Retained earnings:
Balance at beginning of period	181,152	133,629
Net (loss) income	(6,097)	45,056
Cash dividends declared on common stock	(8,920)	(7,218)
Cash dividends declared on preferred stock	(6,931)	(6,931)
Transfer from (to) legal surplus	533	(4,481)
Balance at end of period	159,737	160,055
Treasury stock:
Balance at beginning of period	(97,070)	(80,642)
Stock repurchased	(4,238)	(10,393)
Lapsed restricted stock units	640	323
Balance at end of period	(100,668)	(90,712)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	19,711	3,191
Other comprehensive (loss) income, net of tax	(5,410)	18,564
Balance at end of period	14,301	21,755
Total stockholders’ equity	$911,599	$925,202

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Six-Month Period Ended June 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(6,097)	$45,056
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	1,813	1,330
Amortization of fair value premiums, net of discounts, on acquired loans	2,766	6,884
Amortization of investment securities premiums, net of accretion of discounts	5,931	203
Amortization of core deposit and customer relationship intangibles	953	1,085
Amortization of fair value premiums on acquired deposits	478	2,908
FDIC shared-loss expense, net	36,329	36,842
Depreciation and amortization of premises and equipment	5,930	4,826
Deferred income tax (benefit) expense, net	(1,316)	13,211
Provision for covered and non-covered loan and lease losses, net	57,732	26,506
Stock-based compensation	794	946
(Gain) loss on:
Sale of securities	(2,572)	(4,366)
Sale of mortgage loans held-for-sale	(2,010)	(2,447)
Derivatives	(113)	646
Foreclosed real estate	(706)	5,052
Sale of other repossessed assets	3,427	3,305
Sale of premises and equipment	10	(10)
Originations of loans held-for-sale	(111,433)	(86,058)
Proceeds from sale of loans held-for-sale	46,678	47,834
Net (increase) decrease in:
Trading securities	808	256
Accrued interest receivable	2,091	(3,774)
Servicing assets	1,216	146
Other assets	(19,813)	11,651
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(608)	(932)
Accrued expenses and other liabilities	24,219	(16,247)
Net cash provided by operating activities	46,507	94,853
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,671)	(217,974)
Investment securities held-to-maturity	(399,206)	(26,707)
FHLB stock	-	(76,725)
Maturities and redemptions of:
Investment securities available-for-sale	121,121	295,013
Investment securities held-to-maturity	10,725	-
FHLB stock	343	76,794
Proceeds from sales of:
Investment securities available-for-sale	103,831	163,235
Foreclosed real estate and other repossessed assets	34,136	22,991
Premises and equipment	10	20
Mortgage servicing rights	5,927	-
Origination and purchase of loans, excluding loans held-for-sale	(414,725)	(347,691)
Principal repayment of loans, including covered loans	491,330	339,102
Reimbursements from the FDIC on shared-loss agreements	31,657	18,700
Additions to premises and equipment	(1,838)	(4,100)
Net change in securities purchased under agreements to resell	-	60,000
Net change in restricted cash	2,321	67,029
Net cash (used) provided by investing activities	(16,039)	369,687

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014 – (CONTINUED)

	Six-Month Period Ended June 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(209,272)	(235,062)
Securities sold under agreements to repurchase	181,129	(255,000)
FHLB advances, federal funds purchased, and other borrowings	(2,845)	24,279
Subordinated capital notes	525	787
Exercise of stock options and restricted units lapsed, net	204	265
Purchase of treasury stock	(4,238)	(10,393)
Dividends paid on preferred stock	(6,931)	(6,931)
Dividends paid on common stock	(8,932)	(7,269)
Net cash used in financing activities	(50,360)	(489,324)
Net change in cash and cash equivalents	(19,892)	(24,784)
Cash and cash equivalents at beginning of period	573,427	621,269
Cash and cash equivalents at end of period	$553,535	$596,485
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$34,403	$42,667
Income taxes paid	6,730	$319
Mortgage loans securitized into mortgage-backed securities	$61,854	$46,505
Transfer from loans to foreclosed real estate and other repossessed assets	$15,390	$47,852
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$1,473	$473
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$156	$26,376

See notes to unaudited consolidated financial statements.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, Inc. (“Oriental Insurance”) and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), formerly known as Caribbean Pension Consultants, Inc. Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On December 18, 2012, the Company acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” The businesses acquired in these acquisitions have been integrated with the Company’s existing business.

Recent Accounting Developments

In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs shall continue to be reported as interest expense. ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permissible for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis to all prior periods. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the second quarter of 2015 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	June 30,	December 31,
	2015	2014
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$2,980	$2,980
Obligations under agreement of loans sold with recourse	3,106	5,427
	$6,086	$8,407

At June 30, 2015 and December 31, 2014, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions (“OCFI”).

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At June 30, 2015 and December 31, 2014, the Company had delivered $3.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At June 30, 2015 and December 31, 2014, the Company delivered as collateral cash amounting to $3.1 million and $5.4 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover government demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2015 was $152.7 million (December 31, 2014 - $141.5 million). At June 30, 2015 and December 31, 2014, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2015 and December 31, 2014, money market instruments included as part of cash and cash equivalents amounted to $5.8 million and $4.7 million, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$832,127	$30,638	$1,192	$861,573	3.01%
GNMA certificates	3,625	249	-	3,874	5.03%
CMOs issued by US government-sponsored agencies	157,884	83	2,921	155,046	1.83%
Total mortgage-backed securities	993,636	30,970	4,113	1,020,493	2.83%
Investment securities
Obligations of US government-sponsored agencies	6,114	14	-	6,128	1.36%
Obligations of Puerto Rico government and political subdivisions	20,988	-	6,259	14,729	5.41%
Other debt securities	2,835	134	-	2,969	2.99%
Total investment securities	29,937	148	6,259	23,826	4.35%
Total securities available for sale	$1,023,573	$31,118	$10,372	$1,044,319	2.87%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	525,504	978	3,757	522,725	2.28%
Investment securities
US Treasury securities	25,049	6	4	25,051	0.49%
Total securities held to maturity	550,553	984	3,761	547,776	2.20%
Total	$1,574,126	$32,102	$14,133	$1,592,095	2.64%

	December 31, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$972,836	$37,876	$1,203	$1,009,509	3.12%
GNMA certificates	4,473	288	8	4,753	4.94%
CMOs issued by US government-sponsored agencies	179,146	136	3,153	176,129	1.81%
Total mortgage-backed securities	1,156,455	38,300	4,364	1,190,391	2.92%
Investment securities
Obligations of US government-sponsored agencies	7,148	33	-	7,181	1.34%
Obligations of Puerto Rico government and public instrumentalities	20,939	-	5,267	15,672	5.41%
Other debt securities	3,137	157	-	3,294	2.95%
Total investment securities	31,224	190	5,267	26,147	4.23%
Total securities available-for-sale	$1,187,679	$38,490	$9,631	$1,216,538	2.96%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	162,752	1,402	-	164,154	2.48%
Total	$1,350,431	$39,892	$9,631	$1,380,692	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at June 30, 2015, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$18,125	$18,401	$-	$-
Total due after 5 to 10 years	18,125	18,401	-	-
Due after 10 years
FNMA and FHLMC certificates	814,002	843,172	525,504	522,725
GNMA certificates	3,625	3,874	-	-
CMOs issued by US government-sponsored agencies	157,884	155,046	-	-
Total due after 10 years	975,511	1,002,092	525,504	522,725
Total mortgage-backed securities	993,636	1,020,493	525,504	522,725
Investment securities
Due from 1 to 5 years
US Treasury securities	-	-	25,049	25,051
Obligations of Puerto Rico government and political subdivisions	10,521	8,444	-	-
Total due from 1 to 5 years	10,521	8,444	25,049	25,051
Due after 5 to 10 years
Obligations of US government and sponsored agencies	6,114	6,128	-	-
Total due after 5 to 10 years	6,114	6,128	-	-
Due after 10 years
Obligations of Puerto Rico government and political subdivisions	10,467	6,285	-	-
Other debt securities	2,835	2,969	-	-
Total due after 10 years	13,302	9,254	-	-
Total investment securities	29,937	23,826	25,049	25,051
Total securities available-for-sale	$1,023,573	$1,044,319	$550,553	$547,776

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the six-month period ended June 30, 2015 and 2014, the Company sold $63.5 million and $48.1 million, respectively, of available-for-sale Government National Mortgage Association (“GNMA”) certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such periods.

For the six-month periods ended June 30, 2015 and 2014, the Company recorded a net gain on sale of securities of $2.6 million and $4.4 million, respectively. The table below presents the gross realized gains by category for such periods:

	Six-Month Period Ended June 30,2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,735	$2,571	$-
GNMA certificates	63,524	63,523	1	-
Total	$103,831	$101,258	$2,572	$-

	Six-Month Period Ended June 30,2014
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	48,077	48,077	-	-
Total mortgage-backed securities	$163,235	$158,869	$4,366	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2015 and December 31, 2014:

	June 30, 2015
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$115,483	$2,807	$112,676
Obligations of Puerto Rico government and political subdivisions	20,988	6,259	14,729
	$136,471	$9,066	$127,405

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$28,596	$114	$28,482
FNMA and FHLMC certificates	163,733	1,192	162,541
	192,329	1,306	191,023
Securities held-to-maturity
FNMA and FHLMC Certificates	358,591	3,757	354,834
US Treausury Securities	10,024	4	10,020
	368,615	3,761	364,854
	$560,944	$5,067	$555,877

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$144,079	$2,921	$141,158
FNMA and FHLMC certificates	163,733	1,192	162,541
Obligations of Puerto Rico government and political subdivisions	20,988	6,259	14,729
	328,800	10,372	318,428
Securities held-to-maturity
FNMA and FHLMC Certificates	358,591	3,757	354,834
US Treasury Securities	10,024	4	10,020
	368,615	3,761	364,854
	$697,415	$14,133	$683,282

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company performs valuations of the investment securities on a monthly basis. Moreover, the Company conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Any portion of a decline in value associated with credit loss is recognized in the statements of operations with the remaining noncredit-related component recognized in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while the Company believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

Most of the investments ($676.4 million, amortized cost, or 97%) with an unrealized loss position at June 30, 2015 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($21.0 million, amortized cost, or 3%) with an unrealized loss position at June 30, 2015 consist of obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities. The decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population. Moreover, the negative rating decisions taken by the credit rating agencies have affected the market value and liquidity of these securities.

As of June 30, 2015, the Company applied a discounted cash flow analysis to the Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

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

The discounted cash flow analysis for the investments showed a cumulative default probability at maturity in the range of 5.953% to 38.650%, thus reflecting that it is more likely than not that the bonds will not default at all during their remaining terms (range between 61.349% and 94.046%). Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in the Puerto Rico government bonds and is therefore not required to recognize a credit loss as of June 30, 2015.

Also, the Bank’s conclusion is based on the assessment of the specific source of repayment of each outstanding bond, and the bonds continue to perform.  No principal is due on the bonds until July 1st, 2017, except for PRHTA that started the principal repayments on July 1st 2014 and was paid as scheduled.  All scheduled interest payments are being collected from the three different issuers.  The Bank has cash flow capacity, sufficient liquidity and a strong capital position to maintain the bonds and does not need to sell them in a loss position.

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

The composition of the Company’s loan portfolio at June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$757,187	$791,751
Commercial	1,363,851	1,289,732
Consumer	212,629	186,760
Auto and leasing	623,198	575,582
	2,956,865	2,843,825
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	8,448	12,675
Consumer	41,505	45,344
Auto	142,570	184,782
	192,523	242,801
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	631,807	656,122
Commercial	406,447	452,201
Construction	93,263	106,361
Consumer	18,869	29,888
Auto	195,891	247,233
	1,346,277	1,491,805
	4,495,665	4,578,431
Deferred loan cost , net	3,877	4,282
Loans receivable	4,499,542	4,582,713
Allowance for loan and lease losses on loans not accounted for under ASC 310-30	(102,877)	(69,517)
Loans receivable, net	4,396,665	4,513,196
Mortgage loans held-for-sale	20,768	14,539
Total non-covered loans, net	4,417,433	4,527,735
Covered loans:
Loans secured by 1-4 family residential properties	117,840	117,171
Construction and development secured by 1-4 family residential properties	19,152	19,562
Commercial and other construction	153,199	221,917
Consumer	3,295	4,506
Total covered loans	293,486	363,156
Allowance for loan and lease losses on covered loans	(71,452)	(64,245)
Total covered loans, net	222,034	298,911
Total loans, net	$4,639,467	$4,826,646

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-covered Loans

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of June 30, 2015 and December 31, 2014 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$4,342	$2,258	$3,076	$9,676	$-	$51,533	$61,209	$42
Years 2003 and 2004	8,460	4,616	6,260	19,336	-	84,968	104,304	-
Year 2005	5,338	2,012	3,926	11,276	-	45,881	57,157	-
Year 2006	6,496	3,315	7,601	17,412	170	64,292	81,874	-
Years 2007, 2008 and 2009	4,781	2,359	10,757	17,897	-	75,309	93,206	1,025
Years 2010, 2011, 2012, 2013 2014 and 2015	3,399	1,528	9,063	13,990	-	205,934	219,924	168
	32,816	16,088	40,683	89,587	170	527,917	617,674	1,235
Non-traditional	1,450	543	3,784	5,777	-	27,705	33,482	-
Loss mitigation program	11,542	6,076	14,627	32,245	5,016	61,389	98,650	3,547
	45,808	22,707	59,094	127,609	5,186	617,011	749,806	4,782
Home equity secured personal loans	-	-	-	-	-	420	420	-
GNMA's buy-back option program	-	-	6,961	6,961	-	-	6,961	-
	45,808	22,707	66,055	134,570	5,186	617,431	757,187	4,782
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	201,251	201,251	-
Institutional	-	-	-	-	-	35,113	35,113	-
Middle market	3,929	-	2,180	6,109	8,216	183,736	198,061	-
Retail	611	153	7,280	8,044	2,048	193,319	203,411	-
Floor plan	-	-	50	50	-	3,047	3,097	-
Real estate	-	-	-	-	-	16,646	16,646	-
	4,540	153	9,510	14,203	10,264	633,112	657,579	-
Other commercial and industrial:
Corporate	-	-	-	-	-	65,344	65,344	-
Institutional	-	-	-	-	197,559	207,661	405,220	-
Middle market	-	-	225	225	479	102,281	102,985	-
Retail	325	284	772	1,381	930	92,935	95,246	-
Floor plan	153	77	23	253	-	37,224	37,477	-
	478	361	1,020	1,859	198,968	505,445	706,272	-
	5,018	514	10,530	16,062	209,232	1,138,557	1,363,851	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	303	120	319	742	-	19,381	20,123	-
Overdrafts	22	2	-	24	-	293	317	-
Personal lines of credit	97	17	63	177	22	2,083	2,282	-
Personal loans	1,532	858	716	3,106	320	170,202	173,628	-
Cash collateral personal loans	87	51	-	138	-	16,141	16,279	-
	2,041	1,048	1,098	4,187	342	208,100	212,629	-
Auto and leasing	47,451	18,593	7,420	73,464	365	549,369	623,198	-
Total	$100,318	$42,862	$85,103	$228,283	$215,125	$2,513,457	$2,956,865	$4,782

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$4,128	$3,157	$4,395	$11,680	$-	$54,064	$65,744	$134
Years 2003 and 2004	10,484	4,735	6,489	21,708	455	87,506	109,669	-
Year 2005	3,824	2,205	4,454	10,483	131	49,858	60,472	-
Year 2006	5,706	3,298	8,667	17,671	548	67,331	85,550	89
Years 2007, 2008 and 2009	5,283	1,809	7,646	14,738	761	77,990	93,489	-
Years 2010, 2011, 2012, 2013 and 2014	3,684	2,992	6,900	13,576	-	190,848	204,424	365
	33,109	18,196	38,551	89,856	1,895	527,597	619,348	588
Non-traditional	1,477	584	3,223	5,284	-	30,916	36,200	-
Loss mitigation program	8,199	7,106	14,114	29,419	6,358	57,666	93,443	2,766
	42,785	25,886	55,888	124,559	8,253	616,179	748,991	3,354
Home equity secured personal loans	-	-	-	-	-	517	517	-
GNMA's buy-back option program	-	-	42,243	42,243	-	-	42,243	-
	42,785	25,886	98,131	166,802	8,253	616,696	791,751	3,354
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	133,076	133,076	-
Institutional	-	-	-	-	-	36,611	36,611	-
Middle market	-	645	396	1,041	8,494	154,515	164,050	-
Retail	330	561	7,275	8,166	1,445	166,017	175,628	-
Floor plan	-	-	-	-	-	1,650	1,650	-
Real estate	-	-	-	-	-	12,628	12,628	-
	330	1,206	7,671	9,207	9,939	504,497	523,643	-
Other commercial and industrial:
Corporate	-	-	-	-	-	63,746	63,746	-
Institutional	-	-	-	-	-	478,935	478,935	-
Middle market	-	-	618	618	-	91,716	92,334	-
Retail	866	412	1,061	2,339	1,047	86,785	90,171	-
Floor plan	-	-	-	-	-	40,903	40,903	-
	866	412	1,679	2,957	1,047	762,085	766,089	-
	1,196	1,618	9,350	12,164	10,986	1,266,582	1,289,732	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	360	139	375	874	-	18,197	19,071	-
Overdrafts	20	-	-	20	-	287	307	-
Personal lines of credit	102	25	102	229	9	1,962	2,200	-
Personal loans	1,822	743	678	3,243	337	144,359	147,939	-
Cash collateral personal loans	275	39	9	323	-	16,920	17,243	-
	2,579	946	1,164	4,689	346	181,725	186,760	-
Auto and leasing	47,658	16,916	7,420	71,994	145	503,443	575,582	-
Total	$94,218	$45,366	$116,065	$255,649	$19,730	$2,568,446	$2,843,825	$3,354

At June 30, 2015 and December 31, 2014, the Company had $347.5 million and $450.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to Puerto Rico government were current at June 30, 2015 and December 31, 2014. We, as part of the bank syndicate, agreed in August 2014 to extend our credit facilities with PREPA to March 31, 2015, and are currently extended to September 15, 2015. After the first extension, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that the PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. The impairment analysis was updated for the second quarter with no change in provision. For the quarter ended June 30, 2015, interest payments are being applied to principal

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

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

The following tables present the aging of the recorded investment in gross acquired loans accounted for under ASC 310-20 as of June 30, 2015 and December 31, 2014, by class of loans:

	June 30, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$344	$344	$-	$-	$344	$-
Floor plan	-	-	496	496	-	2,267	2,763	-
	-	-	840	840	-	2,267	3,107	-
Other commercial and industrial
Retail	145	32	173	350	2	3,608	3,960	-
Floor plan	87	130	26	243	4	1,134	1,381	-
	232	162	199	593	6	4,742	5,341	-
	232	162	1,039	1,433	6	7,009	8,448	-
Consumer
Credit cards	1,005	361	1,023	2,389	-	35,870	38,259	-
Personal loans	104	19	52	175	-	3,071	3,246	-
	1,109	380	1,075	2,564	-	38,941	41,505	-
Auto	9,364	3,209	1,075	13,648	65	128,857	142,570	-
Total	$10,705	$3,751	$3,189	$17,645	$71	$174,807	$192,523	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$351	$351	$-	$-	$351	$-
Floor plan	-	62	345	407	-	3,724	4,131	-
	-	62	696	758	-	3,724	4,482	-
Other commercial and industrial
Retail	155	67	192	414	2	3,705	4,121	-
Floor plan	202	134	223	559	10	3,503	4,072	-
	357	201	415	973	12	7,208	8,193	-
	357	263	1,111	1,731	12	10,932	12,675	-
Consumer
Credit cards	1,376	654	1,399	3,429	-	38,419	41,848	-
Personal loans	151	47	77	275	-	3,221	3,496	-
	1,527	701	1,476	3,704	-	41,640	45,344	-
Auto	11,003	3,453	1,262	15,718	76	168,988	184,782	-
Total	$12,887	$4,417	$3,849	$21,153	$88	$221,560	$242,801	$-

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired loans that are part of the non-covered portfolio, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to non-covered loans acquired with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at June 30, 2015 and December 31, 2014 is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Contractual required payments receivable	$2,208,242	$2,394,378
Less: Non-accretable discount	$449,917	$456,627
Cash expected to be collected	1,758,325	1,937,751
Less: Accretable yield	412,048	445,946
Carrying amount, gross	1,346,277	1,491,805
Less: allowance for loan and lease losses	18,359	13,481
Carrying amount, net	$1,327,918	$1,478,324

At June 30, 2015 and December 31, 2014, the Company had $167.8 million and $168.8 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its non-covered acquired loans accounted for under ASC 310-30.  This entire amount was current at June 30, 2015 and December 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2015 and 2014, excluding covered loans:

	Quarter Ended June 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$284,612	$57,330	$19,390	$47,097	$5,601	$414,030
Accretion	(8,813)	(9,597)	(2,143)	(6,163)	(1,287)	(28,003)
Change in Expected Cash Flows	-	23,695	9,867	-	-	33,562
Transfer (to) from non-accretable discount	81	135	(2,501)	(9,403)	4,147	(7,541)
Balance at end of period	$275,880	$71,563	$24,613	$31,531	$8,461	$412,048

Non-Accretable Discount Activity:
Balance at beginning of period	$392,609	$15,826	$3,957	$14,543	$23,576	$450,511
Change in actual and expected losses	(3,421)	(4,921)	536	(256)	(73)	(8,135)
Transfer from (to) accretable yield	(81)	(135)	2,501	9,403	(4,147)	7,541
Balance at end of period	$389,107	$10,770	$6,994	$23,690	$19,356	$449,917

	Six- Month Period Ended June 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(17,800)	(20,356)	(5,953)	(13,151)	(2,213)	(59,473)
Change in Expected Cash Flows	-	23,695	9,867	-	-	33,562
Transfer (to) from non-accretable discount	(4,684)	7,028	(5,130)	(9,316)	4,115	(7,987)
Balance at end of period	$275,880	$71,563	$24,613	$31,531	$8,461	$412,048

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(5,416)	(5,271)	(1,622)	(1,841)	(547)	(14,697)
Transfer from (to) accretable yield	4,684	(7,028)	5,130	9,316	(4,115)	7,987
Balance at end of period	$389,107	$10,770	$6,994	$23,690	$19,356	$449,917

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$278,468	$82,637	$35,005	$74,635	$11,256	$482,001
Accretion	(9,363)	(12,217)	(5,973)	(10,593)	(1,568)	(39,714)
Transfer (to) from non-accretable discount	-	71	1,640	578	30	2,319
Balance at end of period	$269,105	$70,491	$30,672	$64,620	$9,718	$444,606

Non-Accretable Discount Activity:
Balance at beginning of period	$458,648	$41,551	$7,248	$29,328	$26,519	$563,294
Change in actual and expected losses	(2,859)	(430)	(220)	(1,471)	(1,271)	(6,251)
Transfer from (to) accretable yield	-	(71)	(1,640)	(578)	(30)	(2,319)
Balance at end of period	$455,789	$41,050	$5,388	$27,279	$25,218	$554,724

	Six- Month Period Ended June 30 , 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$287,841	96,139	42,993	77,845	12,735	517,553
Accretion	(18,732)	(24,934)	(10,459)	(22,418)	(3,440)	(79,983)
Transfer (to) from non-accretable discount	(4)	(714)	(1,862)	9,193	423	7,036
Balance at end of period	$269,105	70,491	30,672	64,620	9,718	444,606

Non-Accretable Discount Activity:
Balance at beginning of period	$463,166	42,515	5,851	39,645	28,410	579,587
Change in actual and expected losses	(7,381)	(2,179)	(2,325)	(3,173)	(2,769)	(17,827)
Transfer from (to) accretable yield	4	714	1,862	(9,193)	(423)	(7,036)
Balance at end of period	$455,789	41,050	5,388	27,279	25,218	554,724

Covered Loans

The carrying amount of covered loans at June 30, 2015 and December 31, 2014 is as follows:

	June 30	December 31
	2015	2014
	(In thousands)
Contractual required payments receivable	$419,259	$535,425
Less: Non-accretable discount	21,132	62,410
Cash expected to be collected	398,127	473,015
Less: Accretable yield	104,641	109,859
Carrying amount, gross	293,486	363,156
Less: Allowance for covered loan and lease losses	71,452	64,245
Carrying amount, net	$222,034	$298,911

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of covered loans for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$58,332	$33,481	$20,806	$1,665	$2,004	$116,288
Accretion	(3,276)	(8,047)	(405)	(937)	(93)	(12,758)
Transfer from (to) non-accretable discount	750	2,039	(2,052)	375	(1)	1,111
Balance at end of period	$55,806	$27,473	$18,349	$1,103	$1,910	$104,641

Non-Accretable Discount Activity:
Balance at beginning of period	$12,557	$10,493	$-	$-	$9,662	$32,712
Change in actual and expected losses	(405)	(8,454)	(2,052)	375	67	(10,469)
Transfer from (to) accretable yield	(750)	(2,039)	2,052	(375)	1	(1,111)
Balance at end of period	$11,402	$-	$-	$-	$9,730	$21,132

	Six- Month Period Ended June 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,919	$20,753	$2,479	$1,072	$109,859
Accretion	(6,794)	(17,902)	(1,024)	(2,329)	(213)	(28,262)
Transfer from (to) non-accretable discount	14,964	7,456	(1,380)	953	1,051	23,044
Balance at end of period	$55,806	$27,473	$18,349	$1,103	$1,910	$104,641

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected losses	(982)	(17,008)	(1,380)	953	183	(18,234)
Transfer from (to) accretable yield	(14,964)	(7,456)	1,380	(953)	(1,051)	(23,044)
Balance at end of period	$11,402	$-	$-	$-	$9,730	$21,132

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$54,619	$83,200	$209	$7,332	$2,407	$147,767
Accretion	(4,033)	(17,141)	(1,070)	(2,377)	(259)	(24,880)
Transfer from (to) non-accretable discount	-	4,168	861	145	-	5,174
Balance at end of period	$50,586	$70,227	$-	$5,100	$2,148	$128,061

Non-Accretable Discount Activity:
Balance at beginning of period	$31,340	$67,136	$-	$-	$8,847	$107,323
Change in actual and expected losses	(1,481)	(16,372)	861	145	(78)	(16,925)
Transfer (to) from accretable yield	-	(4,168)	(861)	(145)	-	(5,174)
Balance at end of period	$29,859	$46,596	$-	$-	$8,769	$85,224

	Six- Month Period Ended June 30, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$53,250	$95,093	$1,690	$10,238	$2,688	$162,959
Accretion	(8,197)	(31,993)	(2,150)	(5,388)	(540)	(48,268)
Transfer from (to) non-accretable discount	5,533	7,127	460	250	-	13,370
Balance at end of period	$50,586	$70,227	$-	$5,100	$2,148	$128,061

Non-Accretable Discount Activity:
Balance at beginning of period	$39,182	$81,092	$-	$-	$9,203	$129,477
Change in actual and expected losses	(3,790)	(27,369)	460	250	(434)	(30,883)
Transfer (to) from accretable yield	(5,533)	(7,127)	(460)	(250)	-	(13,370)
Balance at end of period	$29,859	$46,596	$-	$-	$8,769	$85,224

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,104	$4,427
Years 2003 and 2004	6,317	7,042
Year 2005	3,926	4,585
Year 2006	7,861	9,274
Years 2007, 2008 and 2009	9,991	8,579
Years 2010, 2011, 2012, 2013, 2014 and 2015	9,183	7,365
	40,382	41,272
Non-traditional	3,784	3,224
Loss mitigation program	19,504	20,934
	63,670	65,430
Commercial
Commercial secured by real estate
Middle market	14,325	9,534
Retail	9,557	9,000
	23,882	18,534
Other commercial and industrial
Institutional	197,559	-
Middle market	703	618
Retail	1,797	2,527
Floor plan	23	-
	200,082	3,145
	223,964	21,679
Consumer
Credit cards	319	375
Personal lines of credit	86	110
Personal loans	1,107	1,092
Cash collateral personal loans	-	13
	1,512	1,590
Auto and leasing	8,587	8,668
Total Non-accrual originated loans	$297,733	$97,367

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2015	2014
	(In thousands)
Acquired loans accounted under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$344	$351
Floor plan	496	407
	840	758
Other commercial and industrial
Retail	178	195
Floor plan	30	234
	208	429
	1,048	1,187
Consumer
Credit cards	1,023	1,399
Personal loans	52	77
	1,075	1,476
Auto	1,277	1,512
Total non-accrual acquired loans accounted under ASC 310-20	3,400	4,175
Total non-accrual loans	$301,183	$101,542

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

During the quarter ended March 31, 2015, the revolving line of credit to PREPA was classified as non-accrual. At June 30, 2015, this line of credit had an unpaid principal balance of $197.6 million. For the quarter ended June 30, 2015, interest payments received were applied to principal. As of June 30, 2015, the specific reserve was maintained at $24 million.

At June 30, 2015 and December 31, 2014, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $88.8 million and $274.4 million, respectively, as they are performing under their new terms. At December 31, 2014, the balance included the revolving line of credit to PREPA.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $243.4 million and $236.9 million at June 30, 2015 and December 31, 2014, respectively. Impaired commercial loans at June 30, 2015 and December 31, 2014 included the PREPA line of credit with an unpaid principal balance of $197.6 million and $200.0 million, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $27.4 million and $841 thousand at June 30, 2015 and December 31, 2014, respectively. The valuation allowance for impaired commercial loans amounted to $27.4 million including $24.0 million of PREPA allowance placed during Q1 2015.The total investment in impaired mortgage loans was $89.3 million and $94.2 million at June 30, 2015 and December 31, 2014, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to approximately $8.3 million and $9.0 million at June 30, 2015 and December 31, 2014, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in non-covered commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$215,139	$211,186	$27,401	13%
Residential troubled-debt restructuring	95,881	89,303	8,268	9%
Impaired loans with no specific allowance:
Commercial	34,305	30,786	N/A	N/A
Total investment in impaired loans	$345,325	$331,275	$35,669	11%

	December 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,349	$6,226	$841	14%
Residential troubled-debt restructuring	99,947	94,185	8,968	10%
Impaired loans with no specific allowance
Commercial	237,806	230,044	N/A	N/A
Total investment in impaired loans	$344,102	$330,455	$9,809	3%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in non-covered commercial loans categorized as non-covered acquired loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$1,435	$1,429	N/A	N/A
Total investment in impaired loans	$1,435	$1,429	$-	-

	December 31, 2014
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$672	$672	N/A	N/A
Total investment in impaired loans	$672	$672	$-	-

Non-covered Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in non-covered acquired loan pools accounted for under ASC 310-30 and their related allowance for non-covered loan and lease losses at June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Mortgage	$22,901	$23,676	$557	2%
Commercial	230,196	208,083	5,752	3%
Construction	87,488	88,575	9,188	10%
Auto	187,569	195,891	2,862	1%
Total investment in impaired non-covered loan pools	$528,154	$516,225	$18,359	4%

	December 31 , 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired non-covered loan pools:
Commercial	289,228	255,619	5,506	2%
Construction	90,786	83,751	7,970	10%
Consumer	35,812	29,888	5	0%
Total investment in impaired non-covered loan pools	$415,826	$369,258	$13,481	4%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The tables above only present information with respect to non-covered loans and pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses. As of June 30, 2015, the Company eliminated the specific allowance of $5 thousand maintained on impaired non-covered acquired consumer loan pool accounted under ASC 310-30 because there was an increase in the net present value of cash flows expected to be collected from such pool when compared with the recorded investment. Likewise, the increase in mortgage and auto loan pools from December 31, 2014 to June 30, 2015 was caused by the establishment of a specific reserve with respect to impaired mortgage and auto loan pools that were required based on the net present value of the cash flows expected to be collected.

The following table presents the interest recognized in non-covered commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30,
	2015		2014
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$45	$212,414	$39	$7,200
Residential troubled-debt restructuring	781	89,041	663	90,445
Impaired loans with no specific allowance
Commercial	316	30,015	77	21,951
	1,142	331,470	779	119,596
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	11	1,446	-	-
Total interest income from impaired loans	$1,153	$332,916	$779	$119,596

	Six-Month Period Ended June 30,
	2015		2014
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$90	$146,144	$78	$6,729
Residential troubled-debt restructuring	1,563	91,216	1,270	88,749
Impaired loans with no specific allowance
Commercial	631	95,791	154	21,790
	$2,284	$333,151	$1,502	$117,268
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	21	1,923	-	-
Total interest income from impaired loans	$2,305	$335,074	$1,502	$117,268

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Covered Loans

The Company’s recorded investment in covered loan pools that have recorded impairments and their related allowance for covered loan and lease losses as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools:
Loans secured by 1-4 family residential properties	$124,906	$106,937	$17,594	16%
Construction and development secured by 1-4 family residential properties	46,732	19,152	12,300	64%
Commercial and other construction	132,636	95,655	41,170	43%
Consumer	6,102	1,718	389	23%
Total investment in impaired covered loan pools	$310,376	$223,462	$71,453	32%

	December 31, 2014
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired covered loan pools with specific allowance
Loans secured by 1-4 family residential properties	$134,579	$106,116	$15,522	15%
Construction and development secured by 1-4 family residential properties	57,123	19,562	10,724	55%
Commercial and other construction	93,894	74,069	37,610	51%
Consumer	7,992	4,506	389	9%
Total investment in impaired covered loan pools	$293,588	$204,253	$64,245	31%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	39	$4,455	5.62%	330	$4,455	4.21%	330
Commercial	1	29	7.25%	44	29	6.50%	60
Consumer	21	250	14.40%	71	259	13.87%	69
Auto	1	64	12.95%	72	65	12.95%	72

	Six-Month Period Ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	97	$11,609	4.65%	348	$11,594	4.13%	349
Commercial	4	4,533	6.83%	80	4,533	7.00%	141
Consumer	32	396	14.50%	72	440	14.25%	68
Auto	1	64	12.95%	72	65	12.95%	72

	Quarter Ended June 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	33	$5,001	6.00%	353	$4,965	4.12%	418
Commercial	1	73	7.00%	55	73	9.25%	36
Consumer	3	24	14.00%	77	24	13.98%	72

	Six-Month Period Ended June 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	$11,813	6.00%	349	$11,446	4.26%	390
Commercial	1	73	7.00%	55	73	9.25%	36
Consumer	8	66	13.00%	70	68	13.31%	68

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the six-month periods ended June 30, 2015 and 2014:

	Six-Month Period EndedJune 30,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	60	$6,911	22	$2,703
Consumer	4	$72	5	$101

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of gross non-covered originated and other loans and acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	June 30, 2015
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$201,251	$183,630	$15,306	$-	$-	$2,315
Institutional	35,113	26,444	8,444	-	-	225
Middle market	198,061	172,626	7,008	109	-	18,318
Retail	203,411	182,468	6,229	4,399	-	10,315
Floor plan	3,097	2,765	192	-	-	140
Real estate	16,646	16,646	-	-	-	-
	657,579	584,579	37,179	4,508	-	31,313
Other commercial and industrial:
Corporate	65,344	59,684	-	-	-	5,660
Institutional	405,220	207,661	-	-	-	197,559
Middle market	102,985	97,775	-	-	-	5,210
Retail	95,246	91,455	484	1,672	-	1,635
Floor plan	37,477	34,306	2,565	12	-	594
	706,272	490,881	3,049	1,684	-	210,658
Total	1,363,851	1,075,460	40,228	6,192	-	241,971

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	344	-	-	344	-	-
Floor plan	2,763	1,521	-	-	-	1,242
	3,107	1,521	-	344	-	1,242
Other commercial and industrial:
Retail	3,960	3,943	-	17	-	-
Floor plan	1,381	1,264	-	30	-	87
	5,341	5,207	-	47	-	87
Total	8,448	6,728	-	391	-	1,329
Total	$1,372,299	$1,082,188	$40,228	$6,583	$-	$243,300

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

All loans individually measured for impairment are classified as substandard at June 30, 2015 and December 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2015 and December 31, 2014, the Company had outstanding credit facilities of approximately $515.3 million and $619.0 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment.  Approximately $214 million of these loans are general obligations debt of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations debt.

In addition, some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”) and the State Insurance Fund Corporation.  The Commonwealth’s instrumentalities or public corporations have varying degrees of independence from the central government.  Some instrumentalities or public corporations that provide essential or important government services, such as the University of Puerto Rico, the Puerto Rico Medical Services Administration and the Puerto Rico Metropolitan Bus Authority, are supported by the Commonwealth through budget appropriations, while others, such as PREPA, are owed substantial amounts for utility services rendered to the Commonwealth.

At June 30, 2015, we had approximately $301.0 million of credit facilities to public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $197.6 million;

•           The State Insurance Fund Corporation with an outstanding balance of $77.6 million, which is approximately 130% collateralized by a portfolio of A-plus rated securities; and

•           The Puerto Rico Housing Finance Authority with an outstanding balance of $25.2 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to public corporations decreased during the second quarter as a result of a repayment in full of a $75 million loan by the Puerto Rico Aqueduct and Sewer Authority.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $197.6 million as of June 30, 2015.  As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which has been extended several times, most recently until September 15, 2015.  In connection with such extensions, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also has been in negotiations with its forbearing creditors to restructure its debts and obtain financing for capital improvements needed to its infrastructure.  The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit.  This analysis has been further supported by the various restructuring proposals made by PREPA and its creditors.  Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015.  The impairment analysis was updated for the second quarter with no change in provision.  For the quarter ended June 30, 2015, interest payments are being applied to principal.

PREPA’s enabling act provides for local receivership upon request to any Puerto Rico court of competent jurisdiction in the event of a default in debt-service payments or other obligations in connection with PREPA’s bonds.  The receiver so appointed would be empowered, directly or through its agents and attorneys, to take possession of the undertakings, income and revenues pledged to the payment of the bonds in default; to have, hold, use, operate, manage and control the same; and to exercise all of PREPA’s rights and powers with respect to such undertakings.  However, any such receiver would not have the power to sell, assign, mortgage or otherwise dispose of PREPA’s assets, and its powers would be limited to the operation and maintenance of such undertakings and the collection and application of the income and revenues therefrom.  Although the Puerto Rico government is actively seeking the right to bankruptcy relief for some of its public instrumentalities, including PREPA, both through an amendment to the federal bankruptcy code and the enactment of a local debt restructuring law, such efforts have thus far been unsuccessful.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of non-covered gross originated and other loans and acquired loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	June 30, 2015
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$61,209	$50,718	$4,340	$2,256	$585	$1,034	$1,364	$912
Years 2003 and 2004	104,304	83,388	8,292	4,616	1,899	1,676	2,685	1,748
Year 2005	57,157	44,825	5,338	2,012	646	733	2,547	1,056
Year 2006	81,874	60,987	6,496	3,314	508	2,311	4,672	3,586
Years 2007, 2008 and 2009	93,206	72,190	4,458	2,028	597	3,859	6,029	4,045
Years 2010, 2011, 2012 2013, 2014 and 2015	219,924	203,847	3,398	1,528	384	2,738	3,599	4,430
	617,674	515,955	32,322	15,754	4,619	12,351	20,896	15,777
Non-traditional	33,482	27,705	1,450	543	803	1,421	1,560	-
Loss mitigation program	98,650	15,626	3,535	1,742	1,107	1,487	1,626	73,527
	749,806	559,286	37,307	18,039	6,529	15,259	24,082	89,304
Home equity secured personal loans	420	420	-	-	-	-	-	-
GNMA's buy-back option program	6,961	-	-	-	1,995	2,486	2,480	-
	757,187	559,706	37,307	18,039	8,524	17,745	26,562	89,304
Consumer
Credit cards	20,123	19,381	303	120	152	167	-	-
Overdrafts	317	293	22	2	-	-	-	-
Unsecured personal lines of credit	2,282	2,105	97	17	25	38	-	-
Unsecured personal loans	173,628	170,523	1,533	858	714	-	-	-
Cash collateral personal loans	16,279	16,141	87	51	-	-	-	-
	212,629	208,443	2,042	1,048	891	205	-	-
Auto and Leasing	623,198	549,734	47,451	18,593	5,065	2,355	-	-
	1,593,014	1,317,883	86,800	37,680	14,480	20,305	26,562	89,304
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	38,259	35,870	1,005	361	430	593	-	-
Personal loans	3,246	3,070	104	19	14	39	-	-
	41,505	38,940	1,109	380	444	632	-	-
Auto	142,570	128,922	9,364	3,209	788	287	-	-
	184,075	167,862	10,473	3,589	1,232	919	-	-
Total	$1,777,089	$1,485,745	$97,273	$41,269	$15,712	$21,224	$26,562	$89,304

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at June 30, 2015 and December 31, 2014 was as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Allowance for loans and lease losses on non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$18,076	$19,679
Commercial	34,779	8,432
Consumer	10,464	9,072
Auto and leasing	15,064	14,255
Unallocated	606	1
	78,989	51,439
Acquired loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	54	65
Consumer	2,616	1,211
Auto	2,859	3,321
	5,529	4,597
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	473	-
Commercial	14,940	13,476
Consumer	84	5
Auto	2,862	-
	18,359	13,481
	102,877	69,517
Allowance for loans and lease losses on covered loans:
Loans secured by 1-4 family residential properties	17,593	15,522
Commercial and other construction	53,470	48,334
Consumer	389	389
	71,452	64,245
Total allowance for loan and lease losses	$174,329	$133,762

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

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended June 30, 2015, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer and commercial loan portfolios.  The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2015.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months.  For auto and leasing and consumer, a look back period of 24 months was maintained.  In addition, during the quarter ended June 30, 2015, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look-back period and the result of the assessment in economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Originated and Other Loans and Leases Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended June 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$18,086	$33,123	$9,405	$15,762	$383	$76,759
Charge-offs	(1,356)	(497)	(2,309)	(7,662)	-	(11,824)
Recoveries	67	219	390	3,425	-	4,101
Provision for non-covered loan and lease losses	1,279	1,934	2,978	3,539	223	9,953
Balance at end of period	$18,076	$34,779	$10,464	$15,064	$606	$78,989

	Six-Month Period Ended June 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(2,770)	(1,489)	(3,985)	(15,798)	-	(24,042)
Recoveries	67	309	543	6,809	-	7,728
Provision for non-covered loan and lease losses	1,100	27,527	4,834	9,798	605	43,864
Balance at end of period	$18,076	$34,779	$10,464	$15,064	$606	$78,989

	June 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,268	$27,401	$-	$-	$-	$35,669
Collectively evaluated for impairment	9,808	7,378	10,464	15,064	606	43,320
Total ending allowance balance	$18,076	$34,779	$10,464	$15,064	$606	$78,989
Loans:
Individually evaluated for impairment	$89,304	$241,971	$-	$64	$-	$331,339
Collectively evaluated for impairment	667,884	1,121,879	212,629	623,134	-	2,625,526
Total ending loan balance	$757,188	$1,363,850	$212,629	$623,198	$-	$2,956,865

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,511	$13,994	$7,135	$8,731	$136	$49,507
Charge-offs	(987)	(543)	(1,397)	(5,956)	-	(8,883)
Recoveries	88	115	244	2,136	-	2,583
Provision (recapture) for non-covered loan and lease losses	450	(1,143)	1,905	6,216	3	7,431
Balance at end of period	$19,062	$12,423	$7,887	$11,127	$139	$50,638

	Six-Month Period Ended June 30, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered originated and other loans:
Balance at beginning of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(2,201)	(962)	(2,235)	(10,601)	-	(15,999)
Recoveries	236	213	391	3,660	-	4,500
Provision (recapture) for non-covered loan and lease losses	1,090	(1,725)	3,725	10,202	(236)	13,056
Balance at end of period	$19,062	$12,423	$7,887	$11,127	$139	$50,638

	December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,968	$841	$-	$-	$-	$9,809
Collectively evaluated for impairment	10,711	7,591	9,072	14,255	1	41,630
Total ending allowance balance	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Loans:
Individually evaluated for impairment	$94,185	$236,270	$-	$-	$-	$330,455
Collectively evaluated for impairment	697,566	1,053,462	186,760	575,582	-	2,513,370
Total ending loan balance	$791,751	$1,289,732	$186,760	$575,582	$-	$2,843,825

During the quarter ended March 31, 2015 the Company placed its $200 million participation in a line of credit to PREPA on non-accrual status and recorded a $24.0 million provision for loan and lease losses. During the quarter ended June 30, 2015, interest payments received were applied to principal. As of June 30, 2015, the specific reserve was maintained at $24 million.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended June 30, 2015
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$49	1	$1,885	$3,516	$-	$5,450
Charge-offs	(16)		(1,303)	(1,038)	-	(2,357)
Recoveries	7		429	502	-	938
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	14		1,605	(121)	-	1,498
Balance at end of period	$54		$2,616	$2,859	$-	$5,529

	Six-Month Period Ended June 30, 2015
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$65	$1	$1,211	$3,321	$-	$4,597
Charge-offs	(16)		(2,686)	(2,304)	-	(5,006)
Recoveries	17		563	1,072	-	1,652
(Recapture) Provision for non-covered acquired loan and lease losses accounted for under ASC 310-20	(12)		3,528	770	-	4,286
Balance at end of period	$54		$2,616	$2,859	$-	$5,529

	June 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$54	$2,616	$2,859	$-	$5,529
Total ending allowance balance	$54	$2,616	$2,859	$-	$5,529
Loans:
Individually evaluated for impairment	$1,429	$-	$-	$-	$1,429
Collectively evaluated for impairment	7,019	41,505	142,570	-	191,094
Total ending loan balance	$8,448	$41,505	$142,570	$-	$192,523

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$867	$504	$2,247	$-	$3,618
Charge-offs	(110)	(1,952)	(1,370)	-	(3,432)
Recoveries	30	124	535	-	689
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-20	(323)	1,662	1,230	-	2,569
Balance at end of period	$464	$338	$2,642	$-	$3,444

	Six-Month Period Ended June 30, 2014
	Commercial		Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for non-covered acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$926	$1	$-	$1,428	$-	$2,354
Charge-offs	(284)		(4,010)	(2,666)	-	(6,960)
Recoveries	30		224	985	-	1,239
Provision (recapture)for non-covered acquired loan and lease losses accounted for under ASC 310-20	(208)		4,124	2,895	-	6,811
Balance at end of period	$464		$338	$2,642	$-	$3,444

	December 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on non-covered acquired loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$65	$1,211	$3,321	$-	$4,597
Total ending allowance balance	$65	$1,211	$3,321	$-	$4,597
Loans:
Individually evaluated for impairment	$672	$-	$-	$-	$672
Collectively evaluated for impairment	12,003	45,344	184,782	-	242,129
Total ending loan balance	$12,675	$45,344	$184,782	$-	$242,801

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our non-covered acquired loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended June 30, 2015
	Mortgage		Commercial		Consumer		Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$473		$13,687		$6		$-	$14,166
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		1,253		78		2,862	4,193
Balance at end of period	$473		$14,940		$84		$2,862	$18,359

	Six-Month Period Ended June 30, 2015
	Mortgage		Commercial		Consumer		Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$13,476	1	$5	$1	$-	$13,481
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	473		1,464		79		2,862	4,878
Balance at end of period	$473		$14,940		$84		$2,862	$18,359

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
	Mortgage		Commercial		Consumer		Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-		$2,653		$405		$-	$3,058
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		3,563		(343)		-	3,220
Balance at end of period	$-		$6,216		$62		$-	$6,278

	Six-Month Period Ended June 30, 2014
	Mortgage		Commercial		Consumer		Auto	Total
	(In thousands)
Allowance for loan and lease losses for non-covered loans accounted for under ASC 310-30:
Balance at beginning of period	$-	1	$1,713	1	$418	$1	$732	$2,863
Provision (recapture) for non-covered acquired loan and lease losses accounted for under ASC 310-30	-		4,503		(356)		(732)	3,415
Balance at end of period	$-		$6,216		$62		$-	$6,278

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

The changes in the allowance for loan and lease losses on covered loans for the quarters and six-month periods ended June 30, 2015 and 2014 were as follows:

	Quarter Ended June 30, 2015
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for covered loans:
Balance at beginning of period	$17,340	$52,922	$389	$-	$70,651
Provision for covered loan and lease losses, net	148	(253)	-	-	(105)
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	801	-	-	906
Balance at end of period	$17,593	$53,470	$389	$-	$71,452

	Six-Month Period Ended June 30, 2015
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for covered loans:
Balance at beginning of period	$15,522	$48,334	$389	$-	$64,245
Provision for (recapture) covered loan and lease losses, net	1,966	2,738	-	-	4,704
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	2,398	-	-	2,503
Balance at end of period	$17,593	$53,470	$389	$-	$71,452

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for covered loans:
Balance at beginning of period	$14,221	$39,562	$615	$-	$54,398
Provision for covered loan and lease losses, net	411	1,184	-	-	1,595
FDIC shared-loss portion of provision for covered loan and lease losses, net	292	3,230	-	-	3,522
Balance at end of period	$14,924	$43,976	$615	$-	$59,515

	Six-Month Period Ended June 30, 2014
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for covered loans:
Balance at beginning of period	$12,495	$39,619	$615	$-	$52,729
Provision for (recapture) covered loan and lease losses, net	2,309	915	-	-	3,224
FDIC shared-loss portion of provision for covered loan and lease losses, net	120	3,442	-	-	3,562
Balance at end of period	$14,924	$43,976	$615	$-	$59,515

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$75,221	$166,194	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	(24,387)	(10,464)	(38,087)	(18,700)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	906	3,522	2,503	3,562
FDIC indemnification asset expense	(22,512)	(17,499)	(34,733)	(35,121)
Incurred expenses to be reimbursed under shared-loss agreements	(6,524)	1,907	(4,357)	4,679
Balance at end of period	$22,704	$143,660	$22,704	$143,660

True-up payment obligation:
Balance at beginning of period	$22,844	$19,375	$21,981	$18,510
Change in true-up payment obligation	733	856	1,596	1,721
Balance at end of period	$23,577	$20,231	$23,577	$20,231

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC loss share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At June 30, 2015, the Company had a $39.5 million receivable from the FDIC, included in other assets in the unaudited statement of financial condition, corresponding to $12.9 million for the Q1 2015 loss-share certification that was received during July 2015 and $26.6 million for the Q2 2015 loss-share certifications for commercial and other non-single family loans. At June 30, 2015, the FDIC indemnification asset reflects the balance only for single family residential mortgage loans. Notwithstanding the expiration of loss share coverage of non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement.

The FDIC indemnification asset expense of $22.5 million for the quarter increased when compared to $17.5 million for the second quarter of 2014. The expense of $34.7 million for the six-month period ended June 30, 2015 stayed relatively flat when compared to $35.1 million for the same period in 2014. The increase during the quarter was principally driven by differences between the expected losses realized during the last months of the non-single family shared loss agreement and the losses that were ultimately realized and are expected to be collected from the FDIC.  For the six-month periods ended June 30, 2015 and 2014, the amortization expense totaled $2.1 million and $2 thousand, respectively was from stepped up cost recoveries on certain construction, commercial, and leasing pools.

Also in connection with the FDIC assisted acquisition, the Bank agreed to make a true-up payment, also known as a clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset premium (discount) of ($227.5 million) (or ($56.9 million)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $23.6 million and $22.0 million, net of discount, as of June 30, 2015 and December 31, 2014, respectively. The estimated liability is included within accrued expenses and other liabilities in the unaudited consolidated statements of financial condition.

The true-up payment obligation, also known as clawback liability, may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. During the quarters and six-month periods ended June 30, 2015 and 2014 the fair value of the true-up payment obligation increased by $733 thousand and $856 thousand and $1.6 million and $1.7 million, respectively. These changes in fair value are included as change in true-up payment obligation within FDIC shared-loss expense, net in the consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Carrying amount (fair value)	$23,577	$21,981
Undiscounted amount	$37,456	$40,266

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

At June 30, 2015, the servicing asset amounted to $5.8 million ($14.0 million — December 31, 2014) related to mortgage servicing rights.

During the second quarter of 2015, the Company completed the sale of certain servicing assets to Scotiabank Puerto Rico for approximately $7.0 million. The Company recognized a loss of $2.7 million related to this transaction, which is included as other non-interest (loss) income in the unaudited consolidated statements of operations.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Fair value at beginning of year	$12,164	$13,970	$13,992	$13,801
Sale of mortgage servicing rights	(6,985)	-	(6,985)	-
Servicing from mortgage securitizations or asset transfers	1,529	490	2,060	1,053
Changes due to payments on loans	(313)	(271)	(732)	(465)
Changes in fair value related to price of MSR's held for sale	(835)	-	(2,716)	-
Changes in fair value due to changes in valuation model inputs or assumptions	231	(534)	172	(734)
Fair value at end of year	$5,791	$13,655	$5,791	$13,655

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the six month periods June 30, 2015 and 2014:

	Six-Month Period Ended June 30,
	2015	2014
Constant prepayment rate	4.10% - 10.22%	5.60% - 10.08%
Discount rate	10.00% - 12.00%	10.00% - 12.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

June 30, 2015
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$5,791
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(391)
Decrease in fair value due to 20% adverse change	$(765)
Discount rate
Decrease in fair value due to 10% adverse change	$(680)
Decrease in fair value due to 20% adverse change	$(1,306)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarter and six-month period ended June 30, 2015 totaled $378 thousand and $618 thousand, respectively. Servicing fees on mortgage loans for the quarter and six-month period ended June 30, 2014 totaled $323 thousand and $444 thousand, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$2,137	$5,555
Interest rate swaps not designated as hedges	2,154	2,399
Interest rate caps	65	152
Other	20	1
	$4,376	$8,107
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	6,514	8,585
Interest rate swaps not designated as hedges	2,154	2,399
Interest rate caps	65	152
Other	6	85
	$8,739	$11,221

Interest Rate Swaps

The Company enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix the Company’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions, are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive income (loss) and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, the Company does not expect to reclassify any amount included in other comprehensive income (loss) related to these interest rate swaps to operations in the next twelve months.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at June 30, 2015:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	38,658	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$263,658

An accumulated unrealized loss of $6.5 million and $8.6 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at June 30, 2015 and December 31, 2014, respectively, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

For June 30, 2015 and December 31, 2014, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.2 million and $2.4 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At June 30, 2015 and December 31, 2014, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.2 million and $2.4 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at June 30, 2015:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,865	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,365

Interest Rate Swaps - Mirror Image Derivatives	$3,865	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,365

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2015 and December 31, 2014, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $2.1 million (notional amount of $5.0 million) and $5.6 million (notional amount of $10.7 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $2.0 million (notional amount of $4.8 million) and $5.5 million (notional amount of $10.5 million), respectively.

Interest rate caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. For both June 30, 2015 and December 31, 2014, the outstanding total notional amount of interest rate caps was $110.0 million. At June 30, 2015 and December 31, 2014, the interest rate caps sold to clients represented a liability of $65 thousand and $152 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At June 30, 2015 and December 31, 2014, the interest rate caps purchased as mirror-images represented an asset of $65 thousand and $152 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2015 and December 31, 2014 consists of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Non-covered loans	$14,606	$17,005
Investments	4,648	4,340
	$19,254	$21,345

Other assets at June 30, 2015 and December 31, 2014 consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Prepaid expenses	$16,492	$16,018
Core deposit and customer relationship intangibles	8,791	9,743
Other repossessed assets	14,661	21,800
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
FDIC certification receivable	39,548	14,974
Accounts receivable and other assets	45,439	38,830
	$132,291	$108,725

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prepaid expenses amounting to $16.5 million and $16.0 million at June 30, 2015 and December 31, 2014, respectively, include prepaid municipal, property and income taxes aggregating to $9.6 million, at each period.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2015 and December 31, 2014, this core deposit intangible amounted to $5.8 million and $6.5 million, respectively. In addition, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition as of December 31, 2012.  At June 30, 2015 and December 31, 2014, this customer relationship intangible amounted to $3.0 million and $3.3 million, respectively.

Other repossessed assets totaled $14.7 million and $21.8 million at June 30, 2015 and December 31, 2014, respectively, include repossessed automobiles amounting to $14.0 million and $20.7 million, respectively, which are recorded at their net realizable value.

At both  June 30, 2015 and December 31, 2014, tax credits for the Company totaled $6.3 million. These tax credits do not have an expiration date.

At June 30, 2015, the FDIC certification receivable included a $12.9 million receivable corresponding to the FDIC loss-share certification from the first quarter of 2015 that was received in July 2015. In addition, it included a $26.6 million receivable corresponding to the FDIC loss-share certification from the second quarter of 2015 for non-single family residential loans, as the loss share period on these loans was in effect until June 30, 2015.  At December 31, 2014, the FDIC certification receivable included a $15.0 million receivable corresponding to the FDIC loss-share certification from the third quarter of 2014 that was received in January 2015.

NOTE 10— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2015 and December 31, 2014 consist of the following:

	June 30,	December 31,
	2015	2014
	(In thousands)
Non-interest bearing demand deposits	$838,600	$745,142
Interest-bearing savings and demand deposits	2,348,478	2,544,665
Individual retirement accounts	276,185	303,049
Retail certificates of deposit	447,115	452,150
Institutional certificates of deposit	233,945	260,090
Total core deposits	4,144,323	4,305,096
Brokered deposits	605,361	619,310
Total deposits	$4,749,684	$4,924,406

Brokered deposits include $522.6 million in certificates of deposits and $83.0 million in money market accounts at June 30, 2015, and $526.2 million in certificates of deposits and $93.1 million in money market accounts at December 31, 2014.

The weighted average interest rate of the Company’s deposits was 0.65% at June 30, 2015 and 0.66% at December 31, 2014. Interest expense for the quarters and six-month periods ended June 30, 2015 and 2014 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Demand and savings deposits	$3,100	$4,804	$6,482	$9,832
Certificates of deposit	3,504	4,361	7,226	8,311
	$6,604	$9,165	$13,708	$18,143

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2015 and December 31, 2014, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $98.7 million and $96.8 million, respectively, with a weighted average rate of 0.77% and 0.78%, and were collateralized with investment securities with a fair value of $80.0 million and $76.3 million, respectively.

At June 30, 2015 and December 31, 2014, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $588.1 million and $608.1 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $9.0 million at a weighted average rate of 0.49% at June 30, 2015, and $6.9 million at a weighted average rate of 0.50% at December 31, 2014.

At June 30, 2015 and December 31, 2014, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $171.0 million and $318.5 million, respectively. These public funds were collateralized with commercial loans amounting to $411.4 million and $414.5 million at June 30, 2015 and December 31, 2014, respectively.

Excluding equity indexed options in the amount of $2.0 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.2 million and unamortized deposit discount in the amount of $442 thousand, the scheduled maturities of certificates of deposit at June 30, 2015 are as follows:

June 30, 2015
(In thousands)
Within one year:
Three (3) months or less	$304,391
Over 3 months through 1 year	637,132
941,523
Over 1 through 2 years	358,217
Over 2 through 3 years	123,227
Over 3 through 4 years	11,660
Over 4 through 5 years	41,100
$1,475,727

The table of scheduled maturities of certificates of deposits above includes brokered deposits.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $2.1 million and $845 thousand as of June 30, 2015 and December 31, 2014, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At June 30, 2015, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At June 30, 2015 and December 31, 2014, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $3.6 million and $2.3 million, respectively, were as follows:

	June 30,		December 31,
	2015		2014
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	428,902	469,599	307,816	328,198
Credit Suisse Securities (USA) LLC	670,000	749,286	670,000	760,327
Bank of America	27,200	28,989	-	-
Nomura	32,843	34,679	-	-
Total	$1,158,945	$1,282,553	$977,816	$1,088,525

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $3.6 million, at June 30, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	$24,494	0.380%	5/18/2015	8/18/2015
	27,064	0.400%	6/16/2015	9/16/2015
	32,843	0.430%	5/19/2015	8/17/2015
	59,159	0.390%	5/20/2015	8/20/2015
	70,685	0.390%	2/21/2015	8/21/2015
	27,200	0.500%	6/17/2015	9/15/2015

2016	170,000	1.500%	12/6/2012	12/8/2016
	247,500	0.950%	12/10/2012	9/30/2016

2017	500,000	4.780%	3/2/2007	3/2/2017
	$1,158,945	2.570%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at June 30, 2015 and December 31, 2014 The information excludes repurchase agreement transactions which were collateralized with cash.

	June 30, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and
	Repurchase	Average	FHLMC	GNMA
	Liability	Rate	Certificates	Certificates	Total
	(Dollars in thousands)
Less than 90 days	241,445	0.41%	257,353	-	257,353
Over 90 days	917,500	3.12%	1,022,195	3,005	1,025,200
Total	$1,158,945	2.57%	$1,279,548	$3,005	$1,282,553

	December 31, 2014
			Market Value of Underlying Collateral

		Weighted	FNMA and
	Repurchase	Average	FHLMC	GNMA
	Liability	Rate	Certificates	Certificates	Total
	(Dollars in thousands)
Less than 90 days	$52,816	0.39%	$56,066	$-	$56,066
Over 90 days	925,000	2.83%	1,031,206	1,253	1,032,459

Total	$977,816	2.41%	$1,087,272	$1,253	$1,088,525

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2015 and December 31, 2014, these advances were secured by mortgage and commercial loans amounting to $1.1 billion and $1.2 billion, respectively. Also, at June 30, 2015 and December 31, 2014, the Company had an additional borrowing capacity with the FHLB-NY of $612 million and $606.6 million, respectively. At June 30, 2015 and December 31, 2014, the weighted average remaining maturity of FHLB’s advances was 7.5 months and 8.8 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2015.  .

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $325 thousand, at June 30, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	$25,000	0.35%	6/4/2015	7/6/2015
	50,000	0.34%	6/10/2015	7/10/2015
	100,000	0.35%	6/16/2015	7/16/2015
	25,000	0.35%	6/24/2015	7/24/2015
	25,000	0.34%	6/30/2015	7/30/2015
	38,658	0.35%	6/1/2015	7/1/2015
	263,658

2017	4,384	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	10,024	2.59%	7/19/2013	7/20/2020
	$333,066	0.74%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $102.1 million at June 30, 2015 and $101.6 million at December 31, 2014.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - June 30, 2015	$58,625
2015	3,350
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition amounted to $2.1 million and $4.0 million at June 30, 2015 and December 31, 2014, respectively, which mainly consists of unsecured fixed-rate borrowings.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at June 30, 2015 and December 31, 2014:

June 30, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$4,376	$-	$4,376	$2,013	$-	$2,363

December 31, 2014
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$8,107	$-	$8,107	$2,006	$-	$6,101

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$10,783	$-	$10,783	$-	$2,980	$7,803
Securities sold under agreements to repurchase	1,158,945	-	1,158,945	1,282,553	-	(123,608)
Total	$1,169,728	$-	$1,169,728	$1,282,553	$2,980	$(115,805)

December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$16,698	$-	$16,698	$-	$2,980	$13,718
Securities sold under agreements to repurchase	977,816	-	977,816	1,088,525	-	(110,709)
Total	$994,514	$-	$994,514	$1,088,525	$2,980	$(96,991)

NOTE 13 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters and the six-month periods ended June 30, 2015 and 2014 were as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Balance at the beginning of period	$27,508	$19,267	$27,011	$18,963
New loans	3,768	13,847	7,623	13,847
Repayments and sales	2,042	(8,963)	(1,316)	(8,659)
Balance at the end of period	$33,318	$24,151	$33,318	$24,151

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — INCOME TAXES

On May 29, 2015 the Governor signed Act No. 72 of 2015.  The main purpose of this Act is to increase government collections in order to alleviate the structural deficit.  The most relevant provisions of the Act, as applicable to the Company, for taxable years beginning after December 31, 2014, are as follows: (1) establishes a new definition of “large taxpayers,” which require them to file its tax return following a special procedure established by the Secretary of the Treasury, (2) net operating losses carried forward may be deducted up to 70% of the alternative minimum net income for purposes of computing the alternative minimum tax, and (3) net operating losses carried forward may be deducted up to 80% of the net income for purposes of computing the regular corporate income tax.

At June 30, 2015 and December 31, 2014, the Company’s net deferred tax asset amounted to $138.4 million and $108.7 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2015 and December 31, 2014. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At June 30, 2015 and December 31, 2014, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $165 thousand and $186 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended June 30, 2015 and 2014, $12 thousand and $10 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision. During the period ended June 30, 2015 and 2014, $22 thousand and $147 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at June 30, 2015 and December 31, 2014 was $2.5 million and $2.6 million, respectively. The Company had accrued $566 thousand at June 30, 2015 and $470 thousand at December 31, 2014 for the payment of interest and penalties relating to unrecognized tax benefits. During this quarter $100 thousand was released based on negotiations with the IRS.

For the quarter ended June 30, 2015, income tax expense was $769 thousand compared to $10.6 million for the same period in 2014. For the six-month period ended June 30, 2015, income tax expense was $1.7 million compared to $22.4 million for the same period in 2014.

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

             4.5% CET1 to risk-weighted assets;

             6.0% Tier 1 capital (that is, CET1 plus Additional Tier 1 capital) to risk-weighted assets;

             8.0% Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets; and

             4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the

            “leverage ratio”).

As of June 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2015 and December 31, 2014, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2015 and December 31, 2014 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of June 30, 2015
Total capital to risk-weighted assets	$868,568	17.41%	$399,100	8.00%	$498,875	10.00%
Tier 1 capital to risk-weighted assets	$790,936	15.85%	$299,325	6.00%	$399,100	8.00%
Common equity tier 1 capital to risk-weighted assets	$611,541	12.26%	$224,494	4.50%	$324,269	6.50%
Tier 1 capital to average total assets	$790,936	11.05%	$286,262	4.00%	$357,827	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$851,437	17.57%	$387,772	8.00%	$484,715	10.00%
Tier 1 capital to risk-weighted assets	$776,525	16.02%	$193,886	4.00%	$290,829	6.00%
Tier 1 capital to average total assets	$776,525	10.61%	$292,738	4.00%	$365,922	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2015
Total capital to risk-weighted assets	$819,436	16.48%	$397,716	8.00%	$497,145	10.00%
Tier 1 capital to risk-weighted assets	$742,098	14.93%	$298,287	6.00%	$397,716	8.00%
Common equity tier 1 capital to risk-weighted assets	$742,098	14.93%	$223,715	4.50%	$323,144	6.50%
Tier 1 capital to average total assets	$742,098	10.44%	$284,228	4.00%	$355,285	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$820,884	16.99%	$386,444	8.00%	$483,055	10.00%
Tier 1 capital to risk-weighted assets	$746,177	15.45%	$193,222	4.00%	$289,833	6.00%
Tier 1 capital to average total assets	$746,177	10.26%	$290,879	4.00%	$363,599	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of June 30, 2015 and December 31, 2014 accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2015 and December 31, 2014, the Bank’s legal surplus amounted to $69.9 million and $70.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $12.4 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the quarter ended June 30, 2015 the Company purchased 303,985 shares under this program for a total of $4.2 million, at an average price of $13.9 per share. There were no repurchases during the quarter ended June 30, 2014.

.

The number of shares that may yet be purchased under the $70 million program is estimated at 1,164,671 and was calculated by dividing the remaining balance of $12.4 million by $10.67 (closing price of the Company common stock at June 30, 2015). The Company did not purchase any shares of its common stock during the six-month period ended June 30, 2015, or during the during the six-month period ended June 30, 2014, other than through its publicly announced stock repurchase program.

The activity in connection with common shares held in treasury by the Company for the six-month periods ended June 30, 2015 and 2014 is set forth below:

	Six-Month Period Ended June 30,
	2015		2014
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,012,254	$97,070	7,030,101	$80,642
Common shares used upon lapse of restricted stock units	(58,279)	(640)	(30,552)	(323)
Common shares repurchased as part of the stock repurchase program	303,985	4,238	707,400	10,393
End of period	8,257,960	$100,668	7,706,949	$90,712

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of June 30, 2015 and December 31, 2014 consisted of:

	June 30,	December 31,
	2015	2014
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$21,562	$28,743
Income tax effect of unrealized gain on securities available-for-sale	(2,730)	(2,978)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	18,832	25,765
Unrealized loss on cash flow hedges	(6,514)	(8,585)
Income tax effect of unrealized loss on cash flow hedges	1,983	2,531
Net unrealized loss on cash flow hedges	(4,531)	(6,054)
Accumulated other comprehensive income, net of taxes	$14,301	$19,711

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30,
	2015			2014
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$30,214	$(5,890)	$24,324	$16,035	$(8,013)	$8,022
Other comprehensive income (loss) before reclassifications	(11,523)	(180)	(11,703)	13,714	(1,633)	12,081
Amounts reclassified out of accumulated other comprehensive income	141	1,539	1,680	10	1,642	1,652
Other comprehensive income	(11,382)	1,359	(10,023)	13,724	9	13,733
Ending balance	$18,832	$(4,531)	$14,301	$29,759	$(8,004)	$21,755

	Six-Month Period Ended June 30,
	2015			2014
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$25,764	$(6,053)	$19,711	$11,433	$(8,242)	$3,191
Other comprehensive income before reclassifications	(7,212)	(1,549)	(8,761)	18,179	(3,025)	15,154
Amounts reclassified out of accumulated other comprehensive income	280	3,071	3,351	147	3,263	3,410
Other comprehensive income (loss)	(6,932)	1,522	(5,410)	18,326	238	18,564
Ending balance	$18,832	$(4,531)	$14,301	29,759	$(8,004)	$21,755

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2015 and 2014:

	Amount reclassified out of accumulated
	other comprehensive income
			Affected Line Item in
	Quarter Ended June 30,		Consolidated Statement
	2015	2014	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,614	$1,642	Net interest expense
Tax effect from increase in capital gains tax rate	(75)	-	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	12	10	Income tax expense
Tax effect from increase in capital gains tax rate	129	-	Income tax expense
	$1,680	$1,652

	Amount reclassified out of accumulated
	other comprehensive income
			Affected Line Item in
	Six-Month Period Ended June 30,		Consolidated Statement
	2015	2014	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$3,220	$3,263	Net interest expense
Tax effect from increase in capital gains tax rate	(149)	-	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	22	147	Income tax expense
Tax effect from increase in capital gains tax rate	258	-	Income tax expense
	$3,351	$3,410

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – (LOSS) EARNINGS PER COMMON SHARE

The calculation of (loss) earnings per common share for the quarters and six-month periods ended June 30, 2015 and 2014 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net (loss) income	$(3,109)	$21,309	$(6,097)	$45,056
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)	(3,256)	(3,256)
Convertible preferred stock (Series C)	(1,838)	(1,838)	(3,675)	(3,675)
(Loss) income available to common shareholders	$(6,575)	$17,843	$(13,028)	$38,125
Effect of assumed conversion of the convertible ' ' preferred stock	1,838	1,838	3,675	3,675
(Loss) income available to common shareholders assuming conversion	$(4,737)	$19,681	$(9,353)	$41,800

Weighted average common shares and share equivalents:
Average common shares outstanding	44,505	45,014	44,569	45,170
Effect of dilutive securities:
Average potential common shares-options	110	200	148	168
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,159	7,138	7,159	7,138
Total weighted average common shares ' 'outstanding and equivalents	51,774	52,352	51,876	52,476
(Loss) earnings per common share - basic	$(0.15)	$0.40	$(0.29)	$0.84
(Loss) earnings per common share - diluted	$(0.15)	$0.38	$(0.29)	$0.80

In computing diluted (loss) earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at June 30, 2015, with a conversion rate, subject to certain conditions, of 86.0355 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended June 30, 2015 and 2014 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended June 30, 2015 and 2014, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 566,025 and 364,604, respectively. For the six-month periods ended June 30, 2015 and 2014, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to $457,467 and $304,491, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – GUARANTEES

At June 30, 2015, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $15.0 million (December 31, 2014 - $33.0 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2015 and December 31, 2014, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $45.6 million and $67.8 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2015 and 2014.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$487	$1,549	$927	$1,955
Net charge-offs/terminations	(198)	(239)	(638)	(645)
Balance at end of period	$289	$1,310	$289	$1,310

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. At June 30, 2015, $29.1 million or 64% of the recourse obligation will be extinguished before the end of 2015.

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six-month period ended June 30, 2015 the Company repurchased approximately $1.2 million and $3.4 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. During the quarter and six-month period ended June 30, 2014 the Company repurchased approximately $2.1 million and $3.7 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2015, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $289 thousand (December 31, 2014– $927 thousand).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. At June 30, 2015, under the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $11.7 million in unpaid principal balance (December 31, 2014 – $10.7 million). A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter and six-month period ended June 30, 2015, the Company recognized $476 thousand and $583 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $742 thousand and $1.5 million in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter and six-month period ended June 30, 2014, the Company recognized $95 thousand and $145 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $494 thousand and $929 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2015, the Company serviced $580 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2015, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $468 thousand (December 31, 2014 - $391 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$492,455	$493,248
Commercial letters of credit	1,447	885

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

At June 30, 2015 and December 31, 2014, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $647 thousand at June 30, 2015 and $621 thousand at December 31, 2014.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2015 and December 31, 2014, is as follows:

	June 30,	December 31,
	2015	2014
	(In thousands)
Standby letters of credit and financial guarantees	$15,016	$32,970
Loans sold with recourse	45,565	67,803
Commitments to sell or securitize mortgage loans	18,853	10,207

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2015 and 2014, amounted to $2.3 million and $2.4 million, respectively. For the six-month periods ended June 30, 2015 and 2014, rent expense amounted to $4.7 million and $4.9 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at June 30, 2015, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2015	$4,059
2016	7,794
2017	7,141
2018	6,050
2019	5,887
Thereafter	17,064
$47,995

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. Such securities are classified as level 1 or level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as level 3. At June 30, 2015 and December 31, 2014, the Company did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, are summarized below:

	June 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,044,319	$-	$1,044,319
Money market investments	5,795	-	-	5,795
Derivative assets	-	2,238	2,138	4,376
Servicing assets	-	-	5,791	5,791
Derivative liabilities	-	(8,739)	(2,044)	(10,783)
	$5,795	$1,037,818	$5,885	$1,049,498
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$243,401	$243,401
Foreclosed real estate	-	-	81,333	81,333
Other repossessed assets	-	-	14,661	14,661
	$-	$-	$339,395	$339,395

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,216,538	$-	$1,216,538
Money market investments	4,675	-	-	4,675
Derivative assets	-	2,552	5,555	8,107
Servicing assets	-	-	13,992	13,992
Derivative liabilities	-	(11,221)	(5,477)	(16,698)
	$4,675	$1,207,869	$14,070	$1,226,614
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$236,942	$236,942
Foreclosed real estate	-	-	95,661	95,661
Other repossessed assets	-	-	21,800	21,800
	$-	$-	$354,403	$354,403

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$3,734	$12,164	$(3,617)	$12,281
(Losses) gains included in earnings	(1,596)	-	1,517	(79)
Sale of mortgage servicing rights held-for-sale	-	(6,985)	-	(6,985)
Changes due to payments on loans	-	(313)	-	(313)
New instruments acquired	-	1,529	-	1,529
Changes in fair value related to price of MSRs held for sale	-	(835)	-	(835)
Amortization	-	-	56	56
Changes in fair value of servicing assets	-	231	-	231
Balance at end of period	$2,138	$5,791	$(2,044)	$5,885

	Six-Month Period Ended June 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
(Losses) gains included in earnings	(3,417)	-	3,299	(118)
Sale of mortgage servicing rights held-for-sale	-	(6,985)	-	(6,985)
Changes due to payments on loans	-	(732)	-	(732)
New instruments acquired	-	2,060	-	2,060
Amortization	-	-	134	134
Changes in fair value related to price of MSRs held for sale	-	(2,716)	-	(2,716)
Changes in fair value of servicing assets	-	172	-	172
Balance at end of period	$2,138	$5,791	$(2,044)	$5,885

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,053	$12,555	$13,970	$(12,120)	$34,458
(Losses) gains included in earnings	-	(5,975)	-	5,591	(384)
Changes in fair value of investment securities available for sale included in other comprehensive income	(53)	-	-	-	(53)
New instruments acquired	-	-	490	-	490
Principal repayments	(20,000)	-	(271)	-	(20,271)
Amortization	-	-	-	161	161
Changes in fair value of servicing assets	-	-	(534)	-	(534)
Balance at end of period	$-	$6,580	$13,655	$(6,368)	$13,867

	Six-Month Period Ended June 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(9,850)	-	8,964	(886)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	1,053	-	1,053
Principal repayments	(20,000)	-	(465)	-	(20,465)
Amortization	-	-	-	404	404
Changes in fair value of servicing assets	-	-	(734)	-	(734)
Balance at end of period	$-	$6,580	$13,655	$(6,368)	$13,867

During the quarters and six-month periods ended June 30, 2015 and 2014, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2015:

	June 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$2,138	Option pricing model	Implied option volatility	30.23%- 38.69%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	72.89%- 72.89%
Servicing assets	$5,791	Cash flow valuation	Constant prepayment rate	4.10% - 10.22%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(2,044)	Option pricing model	Implied option volatility	30.23%- 38.69%
			Counterparty credit risk (based on 5-year CDS spread)	72.89%- 72.89%
Collateral dependant impaired loans	$40,893	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

Puerto Rico Electric Power Authority line of credit	$173,565	Cash flow valuation	Discount rate	7.25%

Other non-collateral dependant impaired loans	4,949	Cash flow valuation	Discount rate	4.25% - 9.25%

Foreclosed real estate	$81,333	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

Other repossessed assets	$14,661	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 27.20%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at June 30, 2015 and December 31, 2014 is as follows:

	June 30,		December 31,
	2015		2014
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$553,535	$553,535	$573,427	$573,427
Restricted cash	6,086	6,086	8,407	8,407
Level 2
Financial Assets:
Trading securities	786	786	1,594	1,594
Investment securities available-for-sale	1,044,319	1,044,319	1,216,538	1,216,538
Investment securities held-to-maturity	547,776	550,553	164,154	162,752
Federal Home Loan Bank (FHLB) stock	20,826	20,826	21,169	21,169
Other investments	3	3	3	3
Derivative assets	2,238	2,238	2,552	2,552
Financial Liabilities:
Derivative liabilities	8,739	8,739	11,221	11,221
Level 3
Financial Assets:
Total loans (including loans held-for-sale)
Non-covered loans, net	4,733,607	4,417,433	4,563,701	4,527,735
Covered loans, net	253,902	222,034	345,660	298,911
Derivative assets	2,138	2,138	5,555	5,555
FDIC indemnification asset	12,746	22,704	75,969	97,378
Accrued interest receivable	19,254	19,254	21,345	21,345
Servicing assets	5,791	5,791	13,992	13,992
Financial Liabilities:
Deposits	4,737,965	4,749,684	4,893,247	4,924,406
Securities sold under agreements to repurchase	1,193,574	1,161,136	1,020,621	980,087
Advances from FHLB	338,033	333,391	339,172	334,331
Other borrowings	1,883	2,090	3,979	4,004
Subordinated capital notes	91,996	102,109	104,288	101,584
Accrued expenses and other liabilities	113,537	113,537	133,290	133,290
Derivative liabilities	2,044	2,044	5,477	5,477

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2015 and December 31, 2014:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•     Investments in FHLB-NY stock are valued at their redemption value.

•     The fair value of investment securities, including trading securities and other investments, is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument.

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

•     The fair value of servicing asset is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

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

•              The fair value of the covered and non-covered loan portfolio (including loans held-for-sale) is estimated by segregating by type, such as mortgage, commercial, consumer, auto and leasing. Each loan segment is further segmented into fixed and adjustable interest rates and by performing and non-performing categories. The fair value of performing loans is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan. This fair value is not currently an indication of an exit price as that type of assumption could result in a different fair value estimate. Non-performing loans have been valued at the carrying amounts.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$90,504	$24	$8,885	$99,413	$-	$99,413
Interest expense	(7,110)	-	(10,011)	(17,121)	-	(17,121)
Net interest income	83,394	24	(1,126)	82,292	-	82,292
Provision for non-covered loan and lease losses	(15,644)	-	-	(15,644)	-	(15,644)
Provision for covered loan and lease losses	105	-	-	105	-	105
Non-interest income (loss)	(11,713)	6,893	164	(4,656)	-	(4,656)
Non-interest expenses	(56,844)	(6,733)	(860)	(64,437)	-	(64,437)
Intersegment revenue	163	-	61	224	(224)	-
Intersegment expenses	(61)	(87)	(76)	(224)	224	-
Income before income taxes	$(600)	$97	$(1,837)	$(2,340)	$-	$(2,340)
Total assets	$6,153,663	$21,157	$2,136,293	$8,311,113	(912,788)	$7,398,325

	Quarter Ended June 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,971	$46	$12,883	$125,900	$-	$125,900
Interest expense	(10,828)	-	(8,994)	(19,822)	-	(19,822)
Net interest income	102,143	46	3,889	106,078	-	106,078
Provision for non-covered loan and lease losses	(13,220)	-	-	(13,220)	-	(13,220)
Provision for covered loan and lease losses	(1,595)	-	-	(1,595)	-	(1,595)
Non-interest income (loss)	(6,507)	7,502	(488)	507	-	507
Non-interest expenses	(49,651)	(6,367)	(3,830)	(59,848)	-	(59,848)
Intersegment revenue	435	-	-	435	(435)	-
Intersegment expenses	-	(327)	(108)	(435)	435	-
Income before income taxes	$31,605	$854	$(537)	$31,922	$-	$31,922
Total assets	$6,508,432	$25,345	$2,089,516	$8,623,293	(913,148)	$7,710,145

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$187,986	$47	$18,381	$206,414	$-	$206,414
Interest expense	(14,564)	-	(19,923)	(34,487)	-	(34,487)
Net interest income	173,422	47	(1,542)	171,927	-	171,927
Provision for non-covered loan and lease losses	(53,027)	-	-	(53,027)	-	(53,027)
Provision for covered loan and lease losses, net	(4,705)	-	-	(4,705)	-	(4,705)
Non-interest income(loss)	(13,962)	13,903	2,284	2,225	-	2,225
Non-interest expenses	(106,156)	(11,524)	(3,089)	(120,769)	-	(120,769)
Intersegment revenue	707	-	160	866	(866)	-
Intersegment expenses	(159)	(518)	(189)	(866)	866	-
Income before income taxes	$(3,880)	$1,908	$(2,376)	$(4,349)	$-	$(4,349)

	Six-Month Period Ended June 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$221,602	$86	$27,286	$248,974	$-	$248,974
Interest expense	(18,344)	-	(21,154)	(39,498)	-	(39,498)
Net interest income	203,258	86	6,132	209,476	-	209,476
Provision for non-covered loan and lease losses	(23,282)	-	-	(23,282)	-	(23,282)
Provision for covered loan and lease losses, net	(3,224)	-	-	(3,224)	-	(3,224)
Non-interest income(loss)	(11,603)	14,024	3,315	5,736	-	5,736
Non-interest expenses	(103,198)	(11,146)	(6,908)	(121,252)	-	(121,252)
Intersegment revenue	979	-	-	979	(979)	-
Intersegment expenses	-	(759)	(220)	(979)	979	-
Income (loss) before income taxes	$62,930	$2,205	$2,319	$67,454	$-	$67,454

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our Form 10-K for the year ended December 31, 2014 (the “2014 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. The Company has 52 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2014 Form 10-K.

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended June 30, 2015, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer and commercial loan portfolios.  The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2015.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months.  For auto and leasing and consumer, a look back period of 24 months was maintained.  In addition, during the quarter ended June 30, 2015, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look-back period and the result of the assessment in economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.  As part from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2014 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2015	2014	%	2015	2014	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$99,413	$125,900	-21.0%	$206,414	$248,974	-17.1%
Interest expense	17,121	19,822	-13.6%	34,487	39,498	-12.7%
Net interest income	82,292	106,078	-22.4%	171,927	209,476	-17.9%
Provision for non-covered loan and lease losses	15,644	13,220	18.3%	53,027	23,282	127.8%
Provision for covered loan and lease losses, net	(105)	1,595	-106.6%	4,705	3,224	45.9%
Total provision for loan and lease losses, net	15,539	14,815	4.9%	57,732	26,506	117.8%
Net interest income after provision for loan and lease losses	66,753	91,263	-26.9%	114,195	182,970	-37.6%
Non-interest income	(4,656)	507	-1018.3%	2,225	5,736	-61.2%
Non-interest expenses	64,437	59,848	7.7%	120,769	121,252	-0.4%
(Loss) income before taxes	(2,340)	31,922	-107.3%	(4,349)	67,454	-106.4%
Income tax expense (benefit)	769	10,613	-92.8%	1,748	22,398	-92.2%
Net (loss) income	(3,109)	21,309	-114.6%	(6,097)	45,056	-113.5%
Less: dividends on preferred stock	(3,466)	(3,466)	153.0%	(6,931)	(6,931)	153.0%
(Loss) income available to common shareholders	$(6,575)	$17,843	-136.8%	$(13,028)	$38,125	-134.2%
PER SHARE DATA:
Basic	$(0.15)	$0.40	-137.3%	$(0.29)	$0.84	-134.6%
Diluted	$(0.15)	$0.38	-139.3%	$(0.29)	$0.80	-136.7%
Average common shares outstanding	44,505	45,014	-1.1%	44,569	45,170	-1.3%
Average common shares outstanding and equivalents	51,774	52,352	-1.1%	51,876	52,476	-1.1%
Cash dividends declared per common share	$0.10	$0.08	25.4%	$0.20	$0.16	25.4%
Cash dividends declared on common shares	$4,457	$3,560	25.2%	$8,920	$7,218	23.6%
PERFORMANCE RATIOS:
Return on average assets (ROA)	-0.17%	1.10%	-115.4%	-0.17%	1.14%	-114.5%
Return on average tangible common equity	-3.93%	10.96%	-135.9%	-3.84%	11.89%	-132.3%
Return on average common equity (ROE)	-3.44%	9.54%	-136.1%	-3.37%	10.32%	-132.7%
Equity-to-assets ratio	12.32%	12.00%	2.7%	12.32%	12.00%	2.7%
Efficiency ratio	63.39%	47.89%	32.4%	57.37%	48.99%	17.1%
Interest rate spread	4.68%	5.91%	-20.8%	4.91%	5.78%	-15.1%
Interest rate margin	4.92%	6.10%	-19.4%	5.14%	5.96%	-13.7%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2015	2014	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,616,487	$1,402,056	15.3%
Loans and leases not covered under shared-loss agreements with the FDIC, net	4,417,433	4,527,735	-2.4%
Loans and leases covered under shared-loss agreements with the FDIC, net	222,034	298,911	-25.7%
Total investments and loans	$6,255,954	$6,228,702	0.4%
Deposits and borrowings
Deposits	$4,749,684	$4,924,406	-3.5%
Securities sold under agreements to repurchase	1,161,136	980,087	18.5%
Other borrowings	437,590	439,919	-0.5%
Total deposits and borrowings	$6,348,410	$6,344,412	0.1%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	539,669	539,311	0.1%
Legal surplus	69,934	70,467	-0.8%
Retained earnings	159,737	181,152	-11.8%
Treasury stock, at cost	(100,668)	(97,070)	-3.7%
Accumulated other comprehensive income	14,301	19,711	-27.4%
Total stockholders' equity	$911,599	$942,197	-3.2%
Per share data
Book value per common share	$16.81	$17.40	-3.4%
Tangible book value per common share	$14.67	$15.25	-3.8%
Market price at end of period	$10.67	$16.65	-35.9%
Capital ratios
Leverage capital	11.05%	10.61%	4.1%
Tier 1 common equity to risk-weighted assets	N/A	11.88%	N/A
Common equity Tier 1 capital ratio	12.25%	N/A	N/A
Tier 1 risk-based capital	15.85%	16.02%	-1.1%
Total risk-based capital	17.41%	17.57%	-0.9%
Financial assets managed
Trust assets managed	$2,793,489	$2,841,111	-1.7%
Broker-dealer assets gathered	$2,554,825	$2,622,001	-2.6%

FINANCIAL HIGHLIGHTS OF THE SECOND QUARTER OF 2015

During the second quarter of 2015, the Company reported a loss to common shareholders of $6.6 million, or $0.15 per share, compared to a loss of $6.5 million, or $0.14 per share, in the first quarter of 2015, and to a profit of $17.8 million, or $0.38 per share diluted, in the second quarter of 2014.

When compared to the first quarter of 2015, this quarter was adversely affected by:

•         Absence of $4.2 million decrease in tax free interest income from loans to Puerto Rico Electric Power Authority (“PREPA”) and Puerto Rico Aqueduct and Sewer Authority (PRASA). The $200 million PREPA loan was placed on non-accrual status in the first quarter of 2015. While it continues to perform, interest payments are being used to reduce the principal amount. The $75 million remaining balance of the PRASA loan was paid-off on June 1, 2015.

•         $10.2 million increase in the FDIC commercial loss share amortization related to the scheduled expiration of the Eurobank loss share coverage for commercial loans.

•         $4.5 million of additional loss in other real estate owned (“OREO”) due to revised collateral values as part of the Company’s ongoing and proactive de-risking efforts.

The foregoing adverse items were partially offset by a $26.7 million decline in total provision for loan and lease losses, which had an after tax impact of $21.3 million. This reflects management’s determination that no PREPA provision other than the $24 million recorded in the first quarter of 2015, because the government utility and its creditors are actively working on a repayment agreement. Additionally, no additional provision was required on FDIC-covered commercial loans, compared to $4.8 million recorded in the first quarter of 2015.

In the second quarter of 2015, net interest margin declined to 4.92%.

The efficiency ratio increased to 63.39%. Tangible book value and book value per common share decreased to $14.67 and $16.81, respectively, from $15.12 and $17.25 in the preceding quarter.

The credit balances of the Puerto Rico central government and its public corporations with the Company declined 20.7% to $301.3 million at June 30, 2015 from $380.1 million at March 31, 2015.  This excludes $214.0 million in term loans to five Puerto Rico municipalities, which are separate local governmental entities with their own sources of tax revenues.

Interest Income

Total interest income decreased by $26.4 million to $99.4 million, compared to $125.9 million in the second quarter of 2014, reflecting the transition in our loan portfolio as originated loans with more normal yields grow as higher-yielding acquired loans decrease, due to repayments and maturities. The yield on interest-earning assets decreased to 5.94% in the second quarter of 2015 from 7.24% in the same quarter of 2014.

Interest Expense

Total interest expense decreased by 13.6% in the second quarter of 2015 as compared to the same period in 2014. Such decrease reflects the lower cost of deposits before fair value premium amortization and core deposit intangible amortization (0.65% vs. 0.87%). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income decreased $23.8 million for the second quarter of 2015. Such decrease reflects a decrease in net interest margin of 118 basis points to 4.92% when compared to the second quarter of 2014.

Provision for Loan and Lease Losses

Provision for loan and lease losses increased $723 thousand to $15.5 million when compared to $14.8 million for the second quarter of 2014, reflecting an increase of $2.4 million to $15.6 million in provision for non-covered loan and lease losses. No provision was required on FDIC covered commercial loans for the second quarter of 2015, compared to $1.6 million for the same period in 2014. No additional provision was required to the PREPA loan of credit for the second quarter of 2015.

Non-Interest Income

Core banking and wealth management revenues increased to $19.4 million as compared to the same period in 2014, primarily reflecting an increase of $308 thousand and $217 thousand in mortgage banking service revenues and banking service revenues, respectively, and a decrease of $51 thousand in wealth management revenue.

The fluctuation in the FDIC shared-loss expense of $22.5 million, compared to $17.5 million for the same period in 2014, resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio, which resulted in reduced projected losses expected to be collected from the FDIC and the improved accretable yield on the covered loans.

Other non-interest loss of $847 thousand, compared to income of $224 thousand for the same period in 2014, is primarily from the recognition of a $835 thousand loss, in the sale of mortgage servicing rights during the second quarter of 2015. During the first quarter of 2015, the Company recognized a $1.9 million loss in the valuation of the mortgage servicing assets, as part of servicing asset sale transaction.

Non-Interest Expense

Non-interest expense of $64.4 million, increased $4.6 million or 7.7% compared to the same period in 2014, primarily reflecting an increase in foreclosure, repossession and other real estate expenses of $3.7 million, mostly from the $4.5 million loss on the revision of collateral values as part of the Company’s de-risking efforts during the second quarter of 2015. The Company’s efficiency ratio for the second quarter of 2015 was 63.39%, compared to 47.89% for the same period in 2014.

Income Tax Expense

Income tax expense was $769 thousand, compared to $10.6 million for the same period in 2014. Decrease in income tax expense reflects the net loss before income taxes of $2.3 million for the second quarter ended June 30, 2015, compared to net income before income taxes of $31.9 million for the year ago quarter.

(Loss) Income Available to Common Shareholders

The Company’s loss to common shareholders amounted to $6.6 million, compared to net income available to common shareholders of $17.8 million for the same period in 2014. Loss per basic common share and fully diluted common share was $0.15 for both, compared to income per basic common share and fully diluted common share of $0.40 and $0.38, respectively, for the second quarter of 2014.

Interest Earning Assets

The loan portfolio declined to $4.639 billion at June 30, 2015, compared to $4.725 billion at March 31, 2015, primarily due to repayments and maturities. This reduction primarily reflects the $75.0 million repayment by PRASA. The investment portfolio of $1.616 billion at June 30, 2015 increased 22.4% compared to $1.321 billion at March 31, 2015.

Interest Bearing Liabilities

Total deposits amounted to $4.750 billion at June 30, 2015, a decrease of 3.0% compared to $4.894 billion at March 31, 2015. Demand and savings deposits decreased 5.19% to $3.187 billion. Cost of deposits, which averaged 0.65% at June 30, 2015 and 0.70% at March 31, 2015, continue to decrease.

Stockholders’ Equity

Stockholders’ equity at June 30, 2015 was $911.6 million compared to $942.2 million at December 31, 2014, a decrease of 3.2%. This reflects a decrease of $21.4 million in retained earnings and a decrease of $5.4 million on accumulated other comprehensive income. Book value per share was $16.81 at June 30, 2015 compared to $17.40 at December 31, 2014.

The Company maintains capital ratios in excess of regulatory requirements. At June 30, 2015, Tier 1 Leverage Capital Ratio was 11.05% December 31, 2014 – 10.61%), Tier 1 Risk-Based Capital Ratio was 15.84% (December 31, 2014 – 16.02%), and Total Risk-Based Capital Ratio was 17.40% (December 31, 2014 – 17.57%). Common Equity Tier 1 capital ratio under the new capital rules was 12.25% at June 30, 2015.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was (3.44%) compared to 9.54% for the quarter ended June 30, 2014. Return on average assets (“ROA”) was (0.17%) compared to 1.10% for the same period in 2014. Both decreases reflect the net loss for the second quarter of 2015.

Assets under Management

At June 30, 2015, total assets managed by the Company’s trust division and OPC decreased to $2.793 billion compared to $2.912 billion at March 31, 2015. At June 30, 2015, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts decreased by 3.9% to $2.555 billion, compared to $2.660 billion at March 31, 2015. Changes in trust and broker-dealer related assets primarily reflect a decrease in portfolio balances and fluctuations in market values.

Lending

Total loan production of $286.7 million increased by 29.4% compared to the same period in 2014. Total commercial loan production of $120.5 million increased by 165.2% from $45.4 million for the same period in 2014.

Mortgage loan production of $64.8 million increased by 24.7% from $52.0 million for the same period in 2014, as the Company continued to capture market share formerly held by Doral Bank.

In the aggregate, consumer loan and auto and leasing production totaled $101.4 million, a decrease of 18.3% from the same period in 2014. Such decrease is mostly due to a decrease of 31.33% in auto production.

Total loan portfolio declined by $85.1 million from $4.725 billion at March 31, 2015 to $4.639 billion at June 30, 2015, mostly as the result of scheduled pay downs and maturities in both the non-covered and covered loan portfolios. In addition, this reflects the $75.0 million repaid by PRASA as we continue to decrease our exposure to the Puerto Rico government.

Credit Quality on Non-Covered Loans

Net credit losses, excluding acquired loans, increased $1.4 million to $7.7 million, representing 1.06% of average non-acquired loans outstanding versus 0.96% in the same period in 2014.  The allowance for loan and lease losses on non-covered loans at June 30, 2015, increased to $102.9 million compared to $96.4 million at March 31, 2015. The allowances for loan and lease losses, excluding acquired loans, increased to $79.0 million (2.71% of total non-covered loans, excluding acquired loans) at June 30, 2015, compared to $76.8 million (2.64% of total non-covered loans, excluding acquired loans) at March 31, 2015.

Non-performing loans (“NPLs”), which exclude loans covered under shared-loss agreements with the FDIC and loans acquired in the BBVAPR Acquisition accounted under ASC 310-30, decreased slightly to $312.2 million at June 30, 2015 compared to $313.1 million at March 31, 2015.

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

During the quarter ended June 30, 2015, the Company’s pre-tax pre-provision operating income decreased 42.8% to $37.2 million as compared to $65.1 million for the same period in 2014. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$82,292	$106,078	$171,927	$209,476
Core non-interest income:
Banking service revenue	10,212	9,995	20,417	20,552
Wealth management revenue	7,285	7,336	14,440	14,203
Mortgage banking activities	1,862	1,554	3,725	3,249
Total core non-interest income	19,359	18,885	38,582	38,004
Non-interest expenses	64,437	59,848	120,769	121,252
Total pre-tax pre-provision operating income	$37,214	$65,115	$89,740	$126,228

Tangible common equity consists of common equity less goodwill, core deposit intangibles and customer relationship intangible. Tangible book value per common share consists of tangible common equity divided by common stock outstanding at the end of the period. Ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets, tier 1 common equity to risk-weighted assets, and common equity tier 1 to risk-weighted assets and tangible book value per common share are non-GAAP measures.

At June 30, 2015, tangible common equity to total assets decreased to 8.80% from 9.29% and tangible common equity to risk-weighted assets decreased to13.05% from 13.46% at March 31, 2015. Total equity to risk-weighted assets decreased to 18.27% from 18.67% at March 31, 2015.

Management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Tangible common equity or related measures should not be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2015 and 2014:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2015 AND 2014

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$99,413	$125,900	5.94%	7.24%	$6,708,519	$6,972,133
Tax equivalent adjustment	3,811	9,926	0.23%	0.57%	-	-
Interest-earning assets - tax equivalent	103,224	135,826	6.18%	7.81%	6,708,519	6,972,133
Interest-bearing liabilities	17,121	19,822	1.26%	1.33%	5,452,804	5,985,225
Tax equivalent net interest income / spread	86,103	116,004	4.92%	6.50%	1,255,715	986,908
Tax equivalent interest rate margin			5.15%	6.67%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	8,587	12,606	2.33%	3.64%	1,476,867	1,393,523
Interest bearing cash and money market investments	322	351	0.27%	0.25%	483,507	559,230
Total investments	8,909	12,957	1.84%	2.69%	1,960,374	1,952,753
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	9,698	10,341	4.97%	5.36%	782,753	773,425
Commercial	14,375	16,451	4.32%	5.46%	1,333,276	1,209,346
Consumer	4,953	3,641	10.32%	9.92%	192,572	147,230
Auto and leasing	15,213	12,650	9.86%	10.47%	618,746	484,536
Total originated non-covered loans	44,239	43,083	6.06%	6.61%	2,927,347	2,614,537
Acquired
Mortgage	8,813	9,363	5.57%	5.37%	634,794	698,720
Commercial	11,770	18,959	9.49%	11.35%	497,422	669,983
Consumer	3,445	3,992	16.91%	13.84%	81,713	115,676
Auto	9,479	12,667	10.23%	8.80%	371,494	577,114
Total acquired non-covered loans	33,507	44,981	8.48%	8.75%	1,585,422	2,061,493
Total non-covered loans	77,746	88,064	6.91%	7.55%	4,512,769	4,676,030
Loans covered under shared loss agreements with the FDIC	12,758	24,879	21.74%	29.06%	235,376	343,350
Total loans	90,504	112,943	7.65%	9.03%	4,748,145	5,019,380
Total interest earning assets	99,413	125,900	5.94%	7.24%	6,708,519	6,972,133

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Now Accounts	1,073	2,207	0.38%	0.61%	1,144,931	1,443,824
Savings and money market	1,662	2,192	0.51%	0.75%	1,300,001	1,168,911
Individual retirement accounts	600	940	0.85%	1.14%	283,587	329,584
Retail certificates of deposits	1,326	1,741	1.31%	1.30%	405,302	535,203
Total core deposits	4,661	7,080	0.60%	0.82%	3,133,821	3,477,522
Institutional deposits	698	1,290	1.00%	1.58%	280,930	327,660
Brokered deposits	1,085	1,468	0.76%	0.83%	571,950	709,374
Total wholesale deposits	1,783	2,758	0.84%	1.07%	852,880	1,037,034
	6,444	9,838	0.65%	0.87%	3,986,701	4,514,556
Deposits fair value premium amortization	(131)	(1,010)	0.00%	0.00%	-	-
Core deposit intangible amortization	292	336	0.00%	0.00%	-	-
Total deposits	6,605	9,164	0.66%	0.81%	3,986,701	4,514,556
Borrowings:
Securities sold under agreements to repurchase	7,394	7,372	2.91%	2.93%	1,020,077	1,010,000
Advances from FHLB and other borrowings	2,248	2,289	2.62%	2.55%	344,088	360,130
Subordinated capital notes	875	996	3.44%	3.97%	101,938	100,539
Total borrowings	10,517	10,657	2.88%	2.91%	1,466,103	1,470,669
Total interest bearing liabilities	17,122	19,821	1.26%	1.33%	5,452,804	5,985,225
Net interest income / spread	$82,292	$106,078	4.68%	5.91%
Interest rate margin			4.92%	6.10%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,255,715	$986,908
Average interest-earning assets to average interest-bearing liabilities ratio					123.03%	116.49%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$51	$(4,099)	$(4,048)
Loans	(10,899)	(11,539)	(22,438)
Total interest income	(10,848)	(15,638)	(26,486)
Interest Expense:
Deposits	(1,072)	(1,488)	(2,560)
Repurchase agreements	74	(52)	22
Other borrowings	(104)	(58)	(162)
Total interest expense	(1,102)	(1,598)	(2,700)
Net Interest Income	$(9,746)	$(14,040)	$(23,786)

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$206,413	$248,974	6.17%	7.08%	$6,741,247	$7,093,560
Tax equivalent adjustment	20,756	13,033	0.62%	0.37%	-	-
Interest-earning assets - tax equivalent	227,169	262,007	6.80%	7.45%	6,741,247	7,093,560
Interest-bearing liabilities	34,486	39,498	1.26%	1.30%	5,499,113	6,124,709
Tax equivalent net interest income / spread	192,683	222,509	5.53%	6.16%	1,242,134	968,851
Tax equivalent interest rate margin			5.76%	6.33%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	17,746	26,690	2.54%	3.58%	1,409,926	1,503,772
Trading securities	36	75	6.15%	8.06%	1,181	1,876
Interest bearing cash and money market investments	645	635	0.25%	0.22%	523,649	574,509
Total investments	18,427	27,400	1.92%	2.66%	1,934,756	2,080,157
Loans not covered under shared-loss agreements with the FDIC:
Originated
Mortgage	19,908	20,799	5.11%	5.49%	785,029	763,400
Commercial	31,329	30,797	4.85%	5.33%	1,301,367	1,165,891
Consumer	9,538	6,780	10.28%	9.92%	187,049	137,787
Auto and leasing	29,747	23,639	9.89%	10.56%	606,819	451,488
Total originated non-covered loans	90,522	82,015	6.34%	6.57%	2,880,264	2,518,566
Acquired
Mortgage	17,800	18,732	5.59%	5.35%	642,063	705,992
Commercial	26,342	37,671	10.34%	10.79%	513,950	704,082
Consumer	6,634	8,209	15.64%	13.48%	85,541	122,806
Auto	18,426	26,680	8.65%	8.78%	429,618	612,551
Total acquired non-covered loans	69,202	91,292	8.35%	8.58%	1,671,173	2,145,431
Total non-covered loans	159,724	173,307	7.08%	7.49%	4,551,437	4,663,997
Loans covered under shared loss agreements with the FDIC	28,262	48,267	22.35%	27.86%	255,053	349,406
Total loans	187,986	221,574	7.89%	8.91%	4,806,491	5,013,403
Total interest earning assets	206,413	248,974	6.17%	7.08%	6,741,247	7,093,560

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Now Accounts	$2,354	$4,531	0.39%	0.63%	$1,202,621	$1,451,547
Savings and money market	3,396	4,488	0.52%	0.79%	1,307,141	1,148,918
Individual retirement accounts	1,371	1,998	0.95%	1.20%	289,877	336,175
Retail certificates of deposits	2,733	3,681	1.32%	1.34%	416,608	553,527
Institutional deposits	1,497	2,699	1.11%	1.54%	272,991	352,456
Total core deposits	11,351	17,397	0.66%	0.91%	3,489,238	3,842,623
Brokered deposits	2,251	2,984	0.77%	0.82%	586,986	730,349
	13,602	20,381	0.67%	0.90%	4,076,224	4,572,972
Deposits fair value premium amortization	(479)	(2,908)	0.00%	0.00%	-	-
Core deposit intangible amortization	585	670	0.00%	0.00%	-	-
Total deposits	13,708	18,143	0.68%	0.80%	4,076,224	4,572,972
Borrowings:
Securities sold under agreements to repurchase	14,559	14,784	3.00%	2.75%	979,950	1,082,968
Advances from FHLB and other borrowings	4,484	4,583	2.65%	2.51%	340,709	367,953
Subordinated capital notes	1,735	1,988	3.44%	3.99%	101,808	100,357
Total borrowings	20,778	21,355	2.95%	2.78%	1,422,467	1,551,278
Total interest bearing liabilities	34,486	39,498	1.26%	1.30%	5,498,691	6,124,250
Net interest income / spread	$171,927	$209,476	4.91%	5.78%
Interest rate margin			5.14%	5.96%
Excess of average interest-earning assets over average interest-bearing liabilities					$1,242,580	$969,310
Average interest-earning assets to average interest-bearing liabilities ratio					122.60%	115.83%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,915)	$(7,058)	$(8,973)
Loans	(17,217)	(16,371)	(33,588)
Total interest income	(19,132)	(23,429)	(42,561)
Interest Expense:
Deposits	(1,971)	(2,464)	(4,435)
Repurchase agreements	(1,406)	1,181	(225)
Other borrowings	(362)	10	(352)
Total interest expense	(3,739)	(1,273)	(5,012)
Net Interest Income	$(15,393)	$(22,156)	$(37,549)

Net Interest Income

Comparison of quarters ended June 30, 2015 and 2014

Net interest income of $82.3 million decreased 22.42% compared with $106.1 million reported in the same quarter of 2014, reflecting a decrease of 21.0% in interest income from loans and a decrease of 33.3% in interest income from investments.

Interest rate spread decreased 123 basis points from 5.91% to 4.68%. This decrease is mainly due to the net effect of a 130 basis points decrease in the average yield of interest-earning assets from 7.24% to 5.94%.

Interest income decreased to $99.4 million from $125.9 million in the same quarter in 2014. Such decrease reflects decreases of $10.8 million and $15.6 million in the volume and interest rate, respectively, on interest-earning assets. Interest income from loans decreased 19.9% to $90.5 million, reflecting a decrease in both, volume and interest rate of $10.9 million and $11.5 million, respectively, primarily due to the $4.1 million decrease in interest income from loans to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and PRASA, which was paid off during the second quarter of 2015, and to lower acquired loan balances and yields. Originated loans interest income increased 2.7% to $44.2 million as balances grew 12.0% and yield contracted 55 basis points to 6.06%. Acquired non-covered loans interest income fell 25.5% to $33.5 million as balances declined 23.1% and yield reduced 27 basis points to 8.48%. Covered loans interest income fell 48.7% to $12.8 million as balances declined 31.4% and yield reduced 732 basis points to 21.7%. Interest income from investments decreased 31.2% to $8.9 million, reflecting a decrease in interest rate of $4.1 million. Such decrease in interest income from investments reflects a higher premium amortization on existing securities.

Interest expense decreased 13.6% to $17.1 million, primarily because of a $1.1 million decrease in the volume of interest-bearing liabilities and decrease of $1.6 million in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in deposits volume of $1.1 million and in interest rate of $1.5 million. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 22 basis points to 0.65% for the second quarter of 2015, compared to 0.87% for the same quarter of 2014. Cost of borrowings decreased 3 basis points to 2.88% from 2.91%.

The average balance of total interest-earning assets was $6.709 billion, a decrease of 3.8% from the same period in 2014.  The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 12% in average loans.

Comparison of six-month periods  ended June 30, 2015 and 2014

Net interest income of $171.9 million decreased 17.9% compared with $209.5 million reported in the six-month periods of 2014, reflecting a decrease of 15.2% in interest income from loans and a decrease of 32.7% in interest income from investments.

Interest rate spread decreased 87 basis points from 5.78% to 4.91%. This decrease is mainly due to the net effect of a 91 basis points decrease in the average yield of interest-earning assets from 7.08% to 6.17%.

Interest income decreased to $206.4 million from $249.0 million in the same period in 2014. Such decrease reflects decreases of $19.1 million and $23.4 million in the volume and in interest rate, respectively, of interest-earning assets. Interest income from loans decreased 15.2% to $188.0 million, reflecting a decrease in both, volume and interest rate of $17.2 million and $16.4 million, respectively, primarily due to the $4.1 million decrease in interest income from loans to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and PRASA, which was paid off during the second quarter of 2015, and to lower acquired loan balances and yields. Originated loans interest income increased 10.4% to $90.5 million as balances grew 14.4% and yield contracted 23 basis points to 6.34%. Acquired non-covered loans interest income fell 24.2% to $69.2 million as balances declined 22.1% and yield reduced 23 basis points to 8.35%. Covered loans interest income fell 41.4% to $28.3 million as balances declined 27.0% and yield reduced 551 basis points to 22.35%. Interest income from investments decreased 32.7% to $18.4 million, reflecting a decrease in both, volume and interest rate of $1.9 million and $7.1 million, respectively. Such decrease in interest income from investments reflects a decrease in investment securities from redemptions, maturities and sales, and higher premium amortization on existing securities.

Interest expense decreased 12.7% to $34.5 million, primarily because of a $3.7 million decrease in the volume of interest-bearing liabilities and an decrease of $1.3 million in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in deposits volume and interest rate of $1.9 million and $2.4 million, respectively, and a decrease in repurchase agreements volume of $1.4 million which was partially offset by an increase in interest rate of $1.1 million. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 23 basis points to 0.67% for the second quarter of 2015, compared to 0.90% for the same quarter of 2014. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 17 basis points to 2.95% from 2.78%.

The average balance of total interest-earning assets was $6.741 billion, a decrease of 5.0% from the same period in 2014.  The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 7.0% in average investments and a decrease of 4.1% in average loans.

TABLE 2 - NON-INTEREST INCOME SUMMARY
	Quarter Ended			Six-Month Period Ended
	June 30,			June 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in thousands)			(Dollars in thousands)
Banking service revenue	$10,212	$9,995	2.2%	$20,417	$20,552	-0.7%
Wealth management revenue	7,285	7,336	-0.7%	14,440	14,203	1.7%
Mortgage banking activities	1,862	1,554	19.8%	3,725	3,249	14.7%
Total banking and financial service revenue	19,359	18,885	2.5%	38,582	38,004	1.5%

FDIC shared-loss expense, net:
FDIC indemnification asset expense	(22,512)	(17,499)	-28.6%	(34,733)	(35,121)	1.1%
Change in true-up payment obligation	(733)	(856)	14.4%	(1,596)	(1,721)	7.3%
	(23,245)	(18,355)	-26.6%	(36,329)	(36,842)	1.4%

Net gain (loss) on:
Sale of securities available for sale	-	-	0.0%	2,572	4,366	-41.1%
Derivatives	77	(247)	131.2%	(13)	(470)	97.2%
Other non-interest (loss) income	(847)	224	-478.1%	(2,587)	678	-481.6%
	(24,015)	(18,378)	-30.7%	(36,357)	(32,268)	-12.7%
Total non-interest income, net	$(4,656)	$507	-1018.3%	$2,225	$5,736	-61.2%

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

Comparison of quarters ended June 30, 2015 and 2014

As shown in Table 2 above, the Company recorded a non-interest loss in the amount of $4.7 million, compared to an income of $507 thousand for the same period in 2014, a decrease of 1018.3%, or $5.1 million.

The FDIC shared-loss expense, net, increased to $23.2 million as compared to $18.4 million for the same period in 2014, which primarily resulted from the increase of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. The increase is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability). The majority of the FDIC indemnification asset was recorded for projected claimable losses on non-single family residential loans whose loss share period was effective until June 30, 2015, although the recovery share period extends for an additional three-year period.  The FDIC indemnification asset expense increased to $22.5 million from $17.5 million compared with the same quarter in 2014. The true-up payment obligation decreased slightly to $733 thousand as compared to $856 thousand for the same quarter in 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value.  Notwithstanding the expiration of loss share coverage a non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 2.2% to $10.2 million, from $10.0 million for the same period in 2014. The increase is mainly due to higher customer service revenues and checking account fees.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, remained at $7.3 million.

Income generated from mortgage banking activities increased 19.8% to $1.9 million, compared to $1.6 million for the same quarter in 2014. The increase in mortgage banking activities is mainly due to higher servicing income, higher cost or market adjustment made to mortgage loans held-for-sale and an increase in sales, partially offset by higher losses in repurchased loans, when compared to same period in 2014.

Other non-interest income declined $1.1 million, mainly related to the sale of mortgage servicing rights consisting of loans owned by GNMA and sold to Scotiabank Puerto Rico for approximately $7.0 million, which closed during the second quarter of 2015. The Company recognized an additional loss of $835 thousand during the quarter related to this transaction.

Comparison of six-month periods ended June 30, 2015 and 2014

The Company recorded non-interest income in the amount of $2.2 million, compared to $5.7 million for the same period in 2014, a decrease of 61.2%, or $3.5 million.

The FDIC shared-loss expense, net, decreased to $36.3 million as compared to $36.8 million for the same period in 2014, which resulted from the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation. The FDIC indemnification asset expense decreased to $34.7 million from $35.1 million compared with the same period in 2014. The true-up payment obligation decreased to $1.6 million as compared to $1.7 million for the same period in 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased to $20.4 million, from $20.5 million for the same period in 2014. The decrease is mainly due to lower checking account fees of $687 thousand, lower combined cycle fees, non-sufficient funds and overdrawn fees of $695 thousand as customers shift to the “Cuenta Libre” deposit product, a decrease in branch service commissions from safe deposit box fees of $194 thousand, and a decrease of $208 thousand in lease servicing and other loan fees mainly from auto loans, partially offset by higher electronic banking fees of $1.2 million.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased 1.7% to $14.4 million, compared to $14.2 million for the same period in 2014. Such increase is mostly due to an increase of $409 thousand from insurance income, offset by a decrease of $236 thousand in broker-dealer commissions.

Income generated from mortgage banking activities increased 14.7% to $3.7 million, compared to $3.2 million for the same period in 2014. The increase in mortgage banking activities is mainly due to higher servicing income, higher cost or market adjustment made to mortgage loans held-for-sale and an increase in sales, partially offset by higher losses in repurchased loans, when compared to same period in 2014.

Gains from the sale of securities were $2.6 million compared to $4.4 million for the same period in 2014. Losses from derivative activities were $13 thousand, compared to $470 thousand for the same period in 2014.

Other non-interest income declined $3.3 million, mainly related to the sale of mortgage servicing rights consisting of loans owned by GNMA and sold to Scotiabank Puerto Rico for approximately $7.0 million, which closed during the second quarter of 2015. The Company recognized a loss of $2.7 million related to this transaction.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY
	Quarter Ended			Six-Month Period Ended
	June 30,			June 30,
	2015	2014	Variance %	2015	2014	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Compensation and employee benefits	$19,260	$20,707	-7.0%	$39,440	$42,494	-7.2%
Professional and service fees	4,143	3,512	18.0%	8,324	7,719	7.8%
Occupancy and equipment	8,883	8,605	3.2%	17,519	16,914	3.6%
Insurance	2,251	2,333	-3.5%	4,204	4,407	-4.6%
Electronic banking charges	5,851	4,796	22.0%	11,218	9,449	18.7%
Information technology expenses	1,543	1,485	3.9%	2,997	3,300	-9.2%
Advertising, business promotion, and strategic initiatives	1,558	1,669	-6.7%	3,186	3,450	-7.7%
Foreclosure, repossession and other real estate expenses	10,337	6,656	55.3%	15,783	13,043	21.0%
Loan servicing and clearing expenses	2,594	1,669	55.4%	4,947	3,728	32.7%
Taxes, other than payroll and income taxes	2,703	3,776	-28.4%	4,182	7,511	-44.3%
Communication	770	813	-5.3%	1,460	1,770	-17.5%
Printing, postage, stationery and supplies	582	645	-9.8%	1,219	1,200	1.6%
Director and investor relations	289	293	-1.4%	583	544	7.2%
Other operating expenses	3,673	2,889	27.1%	5,707	5,723	-0.3%
Total non-interest expenses	$64,437	$59,848	7.7%	$120,769	$121,252	-0.4%
Relevant ratios and data:
Efficiency ratio	63.39%	47.89%		57.37%	48.99%
Compensation and benefits to non-interest expense	29.89%	34.60%		32.66%	35.05%
Compensation to average total assets owned	1.05%	1.07%		1.07%	1.08%
Average number of employees	1,509	1,566		1,509	1,559
Average compensation per employee	$12.8	$13.2		$26.1	$27.3
Average loans per average employee	$3,147	$3,205		$3,185	$3,216

Non-Interest Expenses

Comparison of quarters ended June 30, 2015 and 2014

Non-interest expense for the quarter was $64.4 million, representing an increase of 7.7% compared to $59.8 million in the same quarter of the previous year.

Foreclosure, repossession and other real estate expenses increased 55.3% to $10.3 million, as compared to $6.7 million in the same period of the previous year, principally due to a $2.9 million increase in other real estate owned and mortgage properties markdowns, as part of ongoing and proactive de-risking efforts.

Electronic banking charges increased 22.0% to $5.9 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Loan servicing and clearing expenses increased 55.4% or $925 thousand to $2.6 million from $1.7 million for the same quarter in 2014, mainly to an increase of $901 thousand in servicing expenses.

The increases in the foregoing non-interest expenses were partially offset by decreases in compensation and employee benefits and in taxes, other than payroll and income taxes.

Compensation and employee benefits decreased 7.0% to $19.3 million from $20.7 million for the second quarter of 2014. The decrease is due mainly to lower salaries and lower benefits as a result of a headcount reduction.

Taxes, other than payroll and income taxes decreased by $1.1 million or 28.4%, mostly due to a decrease of $1.3 million in the local gross receipts tax that was repealed for taxable years commencing after December 31, 2014.

Efficiency ratio was 63.39% compared to 47.89% for the same period in 2014. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest (losses) income that are excluded from the efficiency ratio computation amounted to losses of $24.0 million, compared to $18.4 million for the same quarter of 2014.

Comparison of six-month periods ended June 30, 2015 and 2014

Non-interest expense for the six-month period was $120.8 million, representing a decrease of 0.4% compared to $121.3 million in the same period of the previous year.

Compensation and employee benefits decreased 7.2% to $39.4 million from $42.5 million for the same period of 2014. The decrease is due mainly to lower salaries and lower benefits as a result of a headcount reduction from 1,559 to 1,509 as a result of the voluntary early retirement program offered by the Company in December 2014 for qualified employees as a cost savings initiative.

Taxes, other than payroll and income taxes decreased by $3.3 million or 44.32%, mostly due to a decrease of $3.9 million in the local gross receipts tax that was repealed for taxable years commencing after December 31, 2014.

The decreases in the foregoing non-interest expenses were partially offset by increases in foreclosure, repossession and other real estate, electronic banking charges and loan servicing and clearing expenses.

Foreclosure, repossession and other real estate expenses increased 21.01% to $15.8 million, as compared to $13.0 million in the same period for the previous year, principally due to a $3.0 million increase in other real estate owned and mortgage properties markdowns, as part of our ongoing and proactive de-risking efforts.

Electronic banking charges increased 18.7% to $11.2 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Loan servicing and clearing expenses increased 32.7% or $1.2 million to $4.9 million from $3.7 million for the same period in 2014, mainly due to an increase of $850 thousand in servicing expenses and $327 thousand in mortgage servicing migration.

Efficiency ratio was 57.37% compared to 48.99% for the same period in 2014. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest (losses) income that are excluded from the efficiency ratio computation amounted to losses of $36.4 million, compared to $32.3 million for the same period of 2014.

Provision for Loan and Lease Losses

Comparison of quarters ended June 30, 2015 and 2014

Provision for non-covered loan and lease losses increased 18.33%, or $2.4 million, to $15.6 million from $13.2 million when compared with the same period in 2014. Management determined that no additional PREPA provision was required on the PREPA line of credit due to the ongoing active negotiation of a repayment agreement.

Management also determined that no additional provision was required on FDIC covered commercial loans for the second quarter of 2015, compared to $1.6 million for the same quarter of 2014, as loss-share agreement with the FDIC for non-single family loans was in effect until June 30, 2015.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for non-covered loans, excluding acquired loans, increased 33.9% to $10.0 million from $7.4 million when compared with the same quarter in 2014.

Total charge-offs on non-covered loans, excluding acquired loans, increased 33.1% to $11.8 million, as compared to $8.9 million for the same quarter in 2014.  Auto and leasing charge-offs increased $1.7 million to $7.7 million and consumer charge-offs increased $912 thousand to $2.3 million.

Total recoveries on non-covered loans, excluding acquired loans, increased from $1.1 million to $3.8 million. As a result, the recoveries to charge-offs ratio increased from 30.41% to 31.95%. Net credit losses, excluding acquired loans, increased $1.9 million to $8.0 million, representing 1.10% of average non-covered loans outstanding versus 0.94% for the same quarter in 2014, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $1.5 million, as compared to $2.6 million for the same period in 2014.

Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $4.2 million, as compared to $3.2 million for the same quarter in 2014. No provision was required on FDIC covered commercial loans for the second quarter of 2015, compared to $1.6 million for the same quarter in 2014. The provision for loan and lease losses for loans accounted for under ASC 310-30 reflects the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Comparison of six-month periods ended June 30, 2015 and 2014

Provision for non-covered loan and lease losses increased 127.8%, or $29.7 million, to $53.0 million from $23.3 million when compared with the same period in 2014.  Such increase was primarily due to the classification of $200 million participation in the PREPA line of credit on non-accrual status and the recognition of a $24.0 million provision for loan and lease losses on such line during the first quarter of 2015.

Provision for covered loan and lease losses increased 45.9% to $4.7 million from $3.2 million when compared to the same period in 2014.  Provision for the six-month period ended in 2015 included an additional $3.5 million provision for covered loan and lease losses related to the commercial shared loss coverage with the FDIC, which was effective until June 30, 2015.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the six-month period ended June 30, 2015 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for non-covered loans, excluding acquired loans, increased 236.0% to $43.9 million from $13.1 million when compared with the same period in 2014. This was the result of the aforementioned $24.0 million provision for loan and lease losses taken on the PREPA line of credit during the first quarter of 2015.

Total charge-offs on non-covered loans, excluding acquired loans, increased 50.3% to $24.0 million, as compared to $16.0 million for the same period in 2014.  Auto and leasing charge-offs increased $5.2 million to $15.8 million and consumer charge-offs increased $1.8 million to $4.0 million.

Total recoveries increased from $4.5 million to $7.7 million. As a result, the recoveries to charge-offs ratio increased from 28.13% to 32.14%. Net credit losses, excluding acquired loans, increased $4.8 million to $16.3 million, representing 1.15% of average non-covered loans outstanding versus 0.91% for the same period in 2014, annualized.

The non-covered acquired loans accounted for under ASC 310-20 required a provision for loan and lease losses of $4.3 million, as compared to $6.8 million for the same period in 2014.

Non-covered acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $4.9 million, as compared to $3.4 million for the same period in 2014. Provision for covered loan and lease losses was $4.7 million, compared to $3.2 million for the same period in 2014. The provision for loan and lease losses for loans accounted for under ASC 310-30 reflects the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Income Taxes

Comparison of quarters ended June 30, 2015 and 2014

Income tax expense decreased $9.8 million to $769 thousand, compared to $10.6 million for the same quarter in 2014. Decrease in income tax expense reflects the net loss before income taxes of $2.3 million for the quarter, compared to net income before income taxes of $32.0 million for the year ago quarter.

Comparison of six-month periods ended June 30, 2015 and 2014

Income tax expense decreased $20.7 million to $1.7 million, compared to $22.4 million for the same period in 2014. Decrease in income tax expense reflects the net loss before income taxes of $4.3 million for the six-month period ended June 30, 2015, compared to net income before income taxes of $67.5 million for the year ago six-month period.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2015 and 2014:

	Quarter Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$90,504	$24	$8,885	$99,413	$-	$99,413
Interest expense	(7,110)	-	(10,011)	(17,121)	-	(17,121)
Net interest income	83,394	24	(1,126)	82,292	-	82,292
Provision for non-covered loan and lease losses	(15,644)	-	-	(15,644)	-	(15,644)
Provision for covered loan and lease losses	105	-	-	105	-	105
Non-interest income (loss)	(11,713)	6,893	164	(4,656)	-	(4,656)
Non-interest expenses	(56,844)	(6,733)	(860)	(64,437)	-	(64,437)
Intersegment revenue	163	-	61	224	(224)	-
Intersegment expenses	(61)	(87)	(76)	(224)	224	-
Income before income taxes	$(600)	$97	$(1,837)	$(2,340)	$-	$(2,340)
Total assets	$6,153,663	$21,157	$2,136,293	$8,311,113	(912,788)	$7,398,325

	Quarter Ended June 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$112,971	$46	$12,883	$125,900	$-	$125,900
Interest expense	(10,828)	-	(8,994)	(19,822)	-	(19,822)
Net interest income	102,143	46	3,889	106,078	-	106,078
Provision for non-covered loan and lease losses	(13,220)	-	-	(13,220)	-	(13,220)
Provision for covered loan and lease losses	(1,595)	-	-	(1,595)	-	(1,595)
Non-interest income (loss)	(6,507)	7,502	(488)	507	-	507
Non-interest expenses	(49,651)	(6,367)	(3,830)	(59,848)	-	(59,848)
Intersegment revenue	435	-	-	435	(435)	-
Intersegment expenses	-	(327)	(108)	(435)	435	-
Income before income taxes	$31,605	$854	$(537)	$31,922	$-	$31,922
Total assets	$6,508,432	$25,345	$2,089,516	$8,623,293	(913,148)	$7,710,145

	Six-Month Period Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$187,986	$47	$18,381	$206,414	$-	$206,414
Interest expense	(14,564)	-	(19,923)	(34,487)	-	(34,487)
Net interest income	173,422	47	(1,542)	171,927	-	171,927
Provision for non-covered loan and lease losses	(53,027)	-	-	(53,027)	-	(53,027)
Provision for covered loan and lease losses, net	(4,705)	-	-	(4,705)	-	(4,705)
Non-interest income(loss)	(13,962)	13,903	2,284	2,225	-	2,225
Non-interest expenses	(106,156)	(11,524)	(3,089)	(120,769)	-	(120,769)
Intersegment revenue	707	-	160	866	(866)	-
Intersegment expenses	(159)	(518)	(189)	(866)	866	-
Income before income taxes	$(3,880)	$1,908	$(2,376)	$(4,349)	$-	$(4,349)

	Six-Month Period Ended June 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$221,602	$86	$27,286	$248,974	$-	$248,974
Interest expense	(18,344)	-	(21,154)	(39,498)	-	(39,498)
Net interest income	203,258	86	6,132	209,476	-	209,476
Provision for non-covered loan and lease losses	(23,282)	-	-	(23,282)	-	(23,282)
Provision for covered loan and lease losses, net	(3,224)	-	-	(3,224)	-	(3,224)
Non-interest income(loss)	(11,603)	14,024	3,315	5,736	-	5,736
Non-interest expenses	(103,198)	(11,146)	(6,908)	(121,252)	-	(121,252)
Intersegment revenue	979	-	-	979	(979)	-
Intersegment expenses	-	(759)	(220)	(979)	979	-
Income (loss) before income taxes	$62,930	$2,205	$2,319	$67,454	$-	$67,454

Comparison of quarters ended June 30, 2015 and 2014

Banking

Net interest income of the Company’s Banking segment decreased $18.7 million for the second quarter of 2015, or 18.4%, reflecting a decrease of 19.9% in interest income from loans. Interest income from loans reflects a decrease in both, volume and interest rate by $10.9 million and $11.5 million, respectively, primarily due to a decrease of $4.1 million in interest income from loans to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and PRASA, which was paid off during the second quarter of 2015, and to lower acquired loan balances and yields.

Provision for non-covered loans losses increased $2.4 million when compared to $13.2 million for the second quarter of 2014. During the second quarter of 2015 no provision was registered, representing a decrease of 107% when compared to the second quarter of 2014, as a result of the commercial shared loss coverage with the FDIC that ended on June 30, 2015.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, slightly increased 2.2% to $10.2 million, from $10.0 million for the same period in 2014. The increase is mainly due to higher customer service revenues and checking account fees.

During the quarter ended June 30, 2015, the Company recognized a loss of $835 thousand related to the sale of its mortgage servicing rights to Scotiabank Puerto Rico. It is included as other non-interest (loss) income.

During the second quarter of 2015 the FDIC indemnification asset expense increased by $5.0 million to $22.5 million from $17.5 million for the quarter in 2014. The majority of the FDIC indemnification asset is recorded for projected claimable losses whose loss share period was in effect until June 30, 2015, although the recovery share period extends for an additional three-year period. During the second quarter of 2015, the true-up payment obligation decreased by $123 thousand when compared to an $856 thousand decrease in the same quarter in 2014. The true-up payment obligation may increase if actual and expected losses decline.

Non-interest expense of $56.8 million increased $7.2 million or 14.5% when compared to the same period in 2014. The increase in non-interest expense is mainly due to foreclosure, repossession and other real estate expenses increase of 55.3% to $10.3 million, as compared to $6.7 million in the same period for the previous year, principally due to a $2.9 increase in markdown of foreclosed real estate. In addition, electronic banking charges increased $1.1 million, mainly from merchant business and debit/credit card interchange transactions as our banking business continues to grow.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 8% when compared with the second quarter in 2014. Decline in this business segment is mostly due to a decrease of $131 thousand in public finance fees.

Non-interest expenses increased by 5.7% to $6.8 million, due to a payment of $2.1 million required by our broker-dealer’s regulator, partially offset by a decrease in commissions paid when compared to the same period in 2014.

Treasury

Interest income from investments decreased 31.2% to $8.9 million, reflecting a decrease in interest rate of $4.1 million. Such decrease in interest income from investments reflects a higher premium amortization on existing securities.

Non-interest expenses, mainly composed of indirect expenses allocated from support departments decreased 75.8% to $860 thousand as part of the Company’s cost reduction strategy.

Comparison of six-month periods ended June 30, 2015 and 2014

Banking

Net interest income of the Company’s Banking segment decreased $29.8 million for the six-month period ended June 30, 2015, or 14.7%, reflecting a decrease of 15.2% in interest income from loans. Interest income from loans reflects a decrease in volume and interest rate by $17.2 million and $16.4 million, respectively, primarily due to a decrease of $4.1 million in interest income from the loan to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and the loan to PRASA, which was paid off during the second quarter of 2015, and to lower acquired loan balances and yields.

Provision for non-covered loans losses increased $29.7 million to $53.0 million when compared to $23.3 million for the same period in 2014. During the first quarter of 2015, the Company recorded an additional provision for loan and lease losses of $24 million related to its participation in the line of credit to PREPA. Provision for covered loans losses decreased $1.5 million when compared to the same period of 2014, as a result of the commercial shared loss agreement with the FDIC which ended on June 30, 2015.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, slightly decreased to $20.4 million, from $20.5 million for the same period in 2014. The decrease is mainly due to lower checking account fees of $687 thousand, lower combined cycle fees, non-sufficient funds and overdrawn fees of $695 thousand as customers shift to the “Cuenta Libre” deposit product, a decrease in branch service commissions from safe deposit box fees of $194 thousand, and a decrease of $208 thousand in lease servicing and other loan fees mainly from auto loans, partially offset by higher electronic banking fees of $1.2 million.

During the six-month period ended June 30, 2015, the Company recognized a loss of $835 thousand related to the sale of its mortgage servicing assets to Scotiabank Puerto Rico. It is included as other non-interest (loss) income.

During the six-month periods ended June 30, 2015 and 2014, the FDIC indemnification asset expense slightly decreased to $34.7 million from $35.1 million for the same period in 2014. The majority of the FDIC indemnification asset is recorded for projected claimable losses on whose loss share period was in effect until June 30, 2015, although the recovery share coverage extends for an additional three-year period. During the six-month period ended June 30, 2015, the change in the true-up payment obligation decreased slightly by $1.6 million as compared to a $1.7 million decrease for the same period in 2014. The true-up payment obligation may increase if actual and expected losses decline.

Non-interest expense of $106.2 million increased 2.9% when compared to the same period in 2014. The increase in non-interest expense is mainly due to an increase in foreclosure, repossession and other real estate expenses of 21.0% to $15.8 million, as compared to $13.0 million in the same period for the previous year, principally due to a $3.0 million increase in markdown of foreclosed real estate, as part of de-risking efforts during the second quarter of 2015. In addition, electronic banking charges increased $1.8 million, mainly from merchant business and credit/debit card interchange transactions as our banking business continues to grow.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, remained leveled at $14 million compared to the same period in 2014.

Non-interest expenses increased by 3.4% to $11.5 million, due to a payment of $2.1 million required by our broker-dealer’s regulator, partially offset by a decrease in commissions paid when compared to the same period in 2014.

Treasury

The investment portfolio of $1.616 billion at June 30, 2015 increased 15.3% compared to $1.402 billion at December 31, 2014. Interest income from investments decreased 32.7% to $18.4 million, reflecting a decrease in both, volume and interest rate of $1.9 million and $7.1 million, respectively. Such decrease in interest income from investments reflects a higher premium amortization on existing securities.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2015, the Company’s total assets amounted to $7.398 billion representing a decrease of 0.7% when compared to $7.449 billion at December 31, 2014. This reduction is mainly due to a decrease in the loan portfolio. The loan portfolio decreased $187.2 million from $4.827 billion at December 31, 2014 to $4.639 billion, which included the full repayment of the $75 million loan to PRASA during the quarter ended June 30, 2015. Investments securities increased $214.4 million from $1.402 billion at December 31, 2014 to $1.616 billion.

At June 30, 2015, loans represented 74% of total interest-earning assets while investments represented 26%, compared to 77% and 23%, respectively, at December 31, 2014.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At June 30, 2015, the Company’s loan portfolio decreased by 4% to $4.639 billion compared to $4.827 billion at December 31, 2014, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities and the Company continues to reduce its exposure to the Puerto Rico government. At June 30, 2015, the originated loan portfolio increased $113.0 million, or 4.0%, the acquired non-covered loan portfolio decreased $196.0 million, or 11.3%, and the covered loan portfolio decreased $76.9 million, or 25.7% from December 31, 2014.

The FDIC indemnification asset amounted to $23.0 million at June 30, 2015 and $97.4 million as of December 31, 2014, representing a 76.7% reduction. The decrease in the FDIC indemnification asset is mainly related to collections and the amortization of the FDIC indemnification asset of $24.4 million and $22.5 million, respectively, for the second quarter ended June 30, 2015, as loss-share period for non-single family loans was effective until June 30, 2015.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At June 30, 2015, the investment portfolio increased 15.3% to $1.616 billion from $1.402 billion at December 31, 2014. During the quarter ended June 30, 2015 the Company sold $101.3 million of mortgage-backed securities available for sale and reduced some interest rate sensitivity. Recent purchases of investment securities were categorized as held-to-maturity. The Company’s management will determine the category of upcoming investment securities purchases based on the Company’s expectations at such time.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At June 30, 2015, total assets managed by the Company’s trust division and OPC amounted to $2.793 billion, compared to $2.841 billion at December 31, 2014. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2015, total assets gathered by Oriental Financial Services from its customer investment accounts decreased to $2.555 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect an increase in portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30	December 31	Variance
	2015	2014	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,387,077	$1,172,262	18.3%
Obligations of US government-sponsored agencies	6,128	7,182	-14.7%
US Treasury securities	25,049	-	100.0%
CMOs issued by US government-sponsored agencies	155,046	176,129	-12.0%
GNMA certificates	3,874	4,752	-18.5%
Puerto Rico government and public instrumentalities	14,729	15,671	-6.0%
FHLB stock	20,826	21,169	-1.6%
Other debt securities	2,969	3,294	-9.9%
Other investments	789	1,597	-50.6%
Total investments	1,616,487	1,402,056	15.3%
Loans:
Non-covered loans	4,499,542	4,582,713	-1.8%
Allowance for loan and lease losses on non-covered loans	(102,877)	(69,517)	48.0%
Non-covered loans receivable, net	4,396,665	4,513,196	-2.6%
Mortgage loans held for sale	20,768	14,539	42.8%
Total non-covered loans, net	4,417,433	4,527,735	-2.4%
Covered loans	293,486	363,156	-19.2%
Allowance for loan and lease losses on covered loans	(71,452)	(64,245)	11.2%
Total covered loans, net	222,034	298,911	-25.7%
Total loans, net	4,639,467	4,826,646	-3.9%
Total securities and loans	6,255,954	6,228,702	0.4%
Other assets:
Cash and due from banks (including restricted cash)	553,826	577,159	-4.0%
Money market investments	5,795	4,675	24.0%
FDIC indemnification asset	22,704	97,378	-76.7%
Foreclosed real estate	81,333	95,661	-15.0%
Accrued interest receivable	19,254	21,345	-9.8%
Deferred tax asset, net	138,406	108,708	27.3%
Premises and equipment, net	76,486	80,599	-5.1%
Servicing assets	5,791	13,992	-58.6%
Derivative assets	4,376	8,107	-46.0%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	148,331	126,714	17.1%
Total other assets	1,142,371	1,220,407	-6.4%
Total assets	$7,398,325	$7,449,109	-0.7%
Investments portfolio composition:
FNMA and FHLMC certificates	85.9%	83.7%
Obligations of US government-sponsored agencies	0.4%	0.5%
US Treasury securities	1.5%	0.0%
CMOs issued by US government-sponsored agencies	9.6%	12.6%
GNMA certificates	0.2%	0.3%
Puerto Rico government and public instrumentalities	0.9%	1.1%
FHLB stock	1.3%	1.5%
Other debt securities and other investments	0.2%	0.3%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	June 30	December 31	Variance
	2015	2014	%
	(Dollars in thousands)
Non-covered loans:
Originated and other loans and leases held for investment:
Mortgage	$757,187	$791,751	-4.4%
Commercial	1,363,851	1,289,732	5.7%
Consumer	212,629	186,760	13.9%
Auto and leasing	623,198	575,582	8.3%
Total originated and other loans and leases held for investment	2,956,865	2,843,825	4.0%
Acquired loans:
Accounted for under ASC 310-20
Commercial	8,448	12,675	-33.3%
Consumer	41,505	45,344	-8.5%
Auto	142,570	184,782	-22.8%
	192,523	242,801	-20.7%
Accounted for under ASC 310-30
Mortgage	631,807	656,122	-3.7%
Commercial	406,447	452,201	-10.1%
Construction	93,263	106,361	-12.3%
Consumer	18,869	29,888	-36.9%
Auto	195,891	247,233	-20.8%
	1,346,277	1,491,805	-9.8%
Allowance for loan and lease losses on non-covered loans accounted for under ASC -30	(18,359)	(13,481)	-36.2%
	1,327,918	1,478,324	-10.2%
	1,520,441	1,721,125	-11.7%
	4,477,306	4,564,950	-1.9%
Deferred loans fees, net	3,877	4,282	-9.5%
Loans receivable	4,481,183	4,569,232	-1.9%
Allowance for loan and lease losses on loans not accounted for under ASC 310-30	(84,518)	(56,036)	-50.8%
Loans receivable, net	4,396,665	4,513,196	-2.6%
Mortgage loans held-for-sale	20,768	14,539	42.8%
Total non-covered loans, net	4,417,433	4,527,735	-2.4%
Covered loans:
Loans secured by 1-4 family residential properties	117,840	117,171	0.6%
Construction and development secured by 1-4 family residential properties	19,152	19,562	-2.1%
Commercial and other construction	153,199	221,917	-31.0%
Consumer	3,295	4,506	-26.9%
Total covered loans	293,486	363,156	-19.2%
Allowance for loan and lease losses on covered loans	(71,452)	(64,245)	-11.2%
Total covered loans, net	222,034	298,911	-25.7%
Total loans receivable, net	$4,639,467	$4,826,646	-3.9%

As shown in Table 5 above, total loans, net, amounted to $4.639 billion at June 30, 2015 and $4.827 billion at December 31, 2014.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $757.2 million (25.6% of the gross originated loan portfolio) compared to $791.8 million (27.8% of the gross originated loan portfolio) at December 31, 2014. Mortgage loan production totaled $64.8 million and $126.5 million for the quarter and six-month period ended June 30, 2015, respectively, which represents an increase of 24.6% and 23.1% from $52.0 million and $102.8 million for the same periods in 2014. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $7.0 million and $42.2 million for the periods ended June 30, 2015 and December 31, 2014, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. The decrease is mostly due to the sale of mortgage servicing rights of most of these loans to Scotiabank de Puerto Rico during the second quarter of 2015.

•         Commercial loan portfolio amounted to $1.364 billion (46.1% of the gross originated loan portfolio) compared to $1.290 billion (45.4% of the gross originated loan portfolio) at December 31, 2014. Commercial loan production increased 165.2% to $120.5 million for the second quarter of 2015 from $45.4 million for the same period in 2014, and 142.0% to $206.2 million for the six-month period ended June 30, 2015 from $85.2 million for the same period in 2014.

•         Consumer loan portfolio amounted to $212.6 million (7.2% of the gross originated loan portfolio) compared to $186.8 million (6.6% of the gross originated loan portfolio) at December 31, 2014. Consumer loan production increased 15.4% to $39.8 million for the quarter ended June 30, 2015 from $34.5 million for the same period in 2014, and 5.9% to $66.0 million for the six-month period ended June 30, 2015 from $62.3 million for the same period in 2014.

•         Auto loans and leasing portfolio amounted to $623.2 million (21.1% of the gross originated loan portfolio) compared to $575.6 million (20.2% of the gross originated loan portfolio) at December 31, 2014. Auto production was $61.5 million for the quarter ended June 30, 2015 and $127.5 million for the six-month period ended June 30, 2015 compared to $89.6 million and $183.4 million for the same period in 2014.

At June 30, 2015 and December 31, 2014, the Company's non-covered acquired loan portfolio composition was as follows:

	June 30, 2015		December 31, 2014
Portfolio Type	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio	Carrying Amounts	% of Gross Non-Covered Acquired Loan Portfolio
	(Dollars in thousands)
Mortgage	$631,334	41.5%	$656,122	38.1%
Commercial	493,218	32.4%	557,761	32.4%
Consumer	60,290	4.0%	75,227	4.4%
Auto	335,599	22.1%	432,015	25.1%
	$1,520,441	100.00%	$1,721,125	100.00%

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2015
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$12,697	$258	2.03%	$20,012	$425	2.12%	$94,121	$1,909	2.03%
90 - 119 days	156	1	0.58%	803	17	2.12%	966	27	2.80%
120 - 179 days	106	7	6.60%	-	-	0.00%	1,228	82	6.68%
180 - 364 days	138	9	6.52%	560	25	4.46%	1,997	117	5.86%
365+ days	211	35	16.59%	459	73	15.90%	8,973	994	11.08%
Total	$13,308	$310	2.33%	$21,834	$540	2.47%	$107,285	$3,129	2.92%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.42%			0.69%			3.38%
Refinanced or Modified Loans:
Amount	$2,120	$197	9.29%	$196	$19	9.69%	$20,535	$1,501	7.31%
Percentage of Higher-Risk Loan Category	15.93%			0.90%			19.14%
Loan-to-Value Ratio:
Under 70%	$8,116	$199	2.45%	$1,708	$35	2.05%	$-	$-	-
70% - 79%	2,294	64	2.79%	2,785	57	2.05%	-	-	-
80% - 89%	754	23	3.05%	6,904	220	3.19%	-	-	-
90% and over	2,144	24	1.12%	10,437	228	2.18%	107,285	3,129	2.92%
	$13,308	$310	2.33%	$21,834	$540	2.47%	$107,285	$3,129	2.92%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2015
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$25,218	$-	$-	$25,218	Repayment sources include all available revenues of the Commonwealth
Public corporations	276,085	197,559	909	77,617	$80.0 million which matures in more than 3 years, with pledged securities (rating > A)
Municipalities	213,971	-	51,139	162,832	Repayment from property taxes
Investment securities	20,987	-	10,521	10,466	Revenues derived from trustee properties, leased facilities and Teodoro Moscoso Bridge operations.
Total	$536,261	$197,559	$62,569	$276,133

Some highlights follow on the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          45% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $171.0 million at June 30, 2015. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•         Oriental Bank, is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA. The Bank’s participation in the line of credit has an unpaid principal balance of $197.6 million as of June 30, 2015. During the first quarter of 2015, the Bank placed its participation in such line of credit on non-accrual status and recorded a $24.0 million provision for loan and lease losses related thereto. There was no change to the PREPA provision during the second quarter of 2015. For such quarter, interest payments received were applied to principal.

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

At June 30, 2015, the Company’s allowance for non-covered loan and lease losses amounted to $102.9 million, an increase from $69.5 million at December 31, 2014.  Such increase is mostly due to the $24.0 million provision for loan and lease losses related to the PREPA line of credit during the first quarter of 2015.

At June 30, 2015, $79.0 million of the allowance corresponded to originated and other loans held for investment, or 2.67% of total non-covered originated and other loans held for investment, compared to $51.4 million or 1.81% of total non-covered originated and other loans held for investment at December 31, 2014. The allowance increased as a result of a $43.9 million provision for loan and lease losses and $7.7 million of recoveries, which were partially offset by charge-offs of $24.0 million during the six-month period ended June 30, 2015. During the first quarter of 2015, the Company recorded a $24.0 million provision for loan and lease losses for the PREPA line of credit. The allowance for commercial loans increased 312.5% (or $26.3 million), when compared with the balances recorded at December 31, 2014. The allowance for residential mortgage loans decreased by 8.1% (or $1.6 million), when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto and leases increased by 15.3% (or $1.4 million) and 5.7% (or $809 thousand), respectively, when compared with the balances recorded at December 31, 2014. The unallocated allowance at June 30, 2015 increased $605 thousand, when compared with the balance recorded at December 31, 2014. Changes are related to the evolution and the current trends of the portfolio. In the mortgage loan portfolios, losses have decreased, and therefore, less reserve was required. In the consumer and auto loan portfolios, losses had increased, and therefore, a higher reserve was required. In the commercial loan portfolio losses increased, and therefore, a higher reserve was required in addition to the $24.0 million PREPA provision for loan and lease losses.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under the provisions of ASC 310-20 at June 30, 2015 was $5.5 million compared to $4.6 million at December 31, 2014, a 20.3% increase. The allowance increased as a result of a $4.3 million provision for loan and lease losses and $1.7 million of recoveries, which were partially offset by $5.0 million in charge-offs during the six-month period ended June 30, 2015. The allowance for commercial loans decreased by 16.9% (or $11 thousand), when compared with the balance recorded at December 31, 2014. The allowance for consumer loans increased by 116.0% (or $1.4 million) and auto loans decreased by 13.9% (or $462 thousand), respectively, when compared with the balances recorded at December 31, 2014, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired non-covered loans accounted for under ASC-310-30 at June 30, 2015 was $18.4 million as compared to $13.5 million at December 31, 2014. The allowance increased as a result of a $4.9 million provision for loan and lease losses during the six-month period ended June 30, 2015. The allowance for commercial loans increased by 10.9% (or $1.5 million), when compared with the balance recorded at December 31, 2014. The allowance for residential mortgage loans increased $473 thousand, when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto loans increased by $79 thousand and $2.9 million, respectively, when compared with the balances recorded at December 31, 2014.

Allowance for loan and lease losses recorded for covered loans at June 30, 2015 was $71.5 million as compared to $64.2 million at December 31, 2014. The allowance increased as a result of a $4.7 million provision for loan and lease losses and a provision of $2.5 million of FDIC shared-loss portion for covered loan and lease losses during the six-month period ended June 30, 2015. The allowance for loan and lease losses on covered loans is accounted for under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2015 and December 31, 2014, the Company had $301.2 million and $101.5 million, respectively, of non-accrual loans, including acquired loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). During the second quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At June 30, 2015 and December 31, 2014, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $88.8 million and $274.4 million, respectively.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $197.6 million as of June 30, 2015.  As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which has been extended several times, most recently until September 15, 2015.  In connection with such extensions, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also has been in negotiations with its forbearing creditors to restructure its debts and obtain financing for capital improvements needed to its infrastructure.  The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit.  This analysis has been further supported by the various restructuring proposals made by PREPA and its creditors.  Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015.  The impairment analysis was updated for the second quarter with no change in provision.  For the quarter ended June 30, 2015, interest payments are being applied to principal.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

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

At June 30, 2015, the Company’s non-performing assets increased by 107.1% to $368.9 million (6.35% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $178.1 million (4.30% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2014. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At June 30, 2015, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 25.59% (49.11% at December 31, 2014).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At June 30, 2015, the Company’s originated non-performing mortgage loans totaled $74.5 million (23.9% of the Company’s non-performing loans), a 2.4% increase from $72.8 million (66.8% of the Company’s non-performing loans) at December 31, 2014. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2015, the Company’s originated non-performing commercial loans amounted to $224.0 million (71.8% of the Company’s non-performing loans), a 933.3% increase from $21.7 million at December 31, 2014 (19.9% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties. During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At June 30, 2015, the PREPA line of credit had an outstanding principal balance of $197.6 million.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2015, the Company’s originated non-performing consumer loans totaled $1.5 million (0.5% of the Company’s non-performing loans), a 4.9% decrease from $1.6 million (1.5% of the Company’s non-performing loans) at December 31, 2014.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2015, the Company’s originated non-performing auto loans and leases amounted to $8.6 million (2.8% of the Company’s total non-performing loans), a decrease of 0.9% from $8.7 million at December 31, 2014 (8.0% of the Company’s total non-performing loans).

•         Acquired loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2015, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.0 million (0.3% of the Company’s non-performing loans), a 11.8% decrease from $1.2 million at December 31, 2014 (1.1% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At June 30, 2015, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.1 million (0.3% of the Company’s non-performing loans), a 27.2% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2015, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.3 million (0.4% of the Company’s non-performing loans), a 15.5% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2015	2014	%	2015	2014	%
	(Dollars in thousands)			(Dollars in thousands)
Non-covered loans
Originated and other loans:
Balance at beginning of period	$76,759	$49,507	55.0%	$51,439	$49,081	4.8%
Provision for non-covered loan and lease losses	9,953	7,431	33.9%	43,864	13,056	236.0%
Charge-offs	(11,824)	(8,883)	33.1%	(24,042)	(15,999)	50.3%
Recoveries	4,101	2,583	58.8%	7,728	4,500	71.7%
	78,989	50,638	56.0%	78,989	50,638	56.0%
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$5,450	$3,618	50.6%	$4,597	$2,354	95.3%
Provision for non-covered loan and lease losses	1,498	2,569	-41.7%	4,286	6,811	-37.1%
Charge-offs	(2,357)	(3,432)	-31.3%	(5,006)	(6,960)	-28.1%
Recoveries	938	689	36.1%	1,652	1,239	33.3%
	5,529	3,444	60.5%	5,529	3,444	60.5%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$14,166	$3,058	363.2%	$13,481	$2,863	370.9%
Provision for non-covered loan and lease losses	4,193	3,220	30.2%	4,878	3,415	42.8%
	18,359	6,278	192.4%	18,359	6,278	192.4%
Total non-covered loans balance at end of period	$102,877	$60,360	70.4%	$102,877	$60,360	70.4%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.67%	1.92%	39.1%	2.67%	1.92%	39.1%
Non-performing originated loans	25.59%	56.53%	-54.7%	25.59%	56.53%	-54.7%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	2.87%	1.05%	173.5%	2.87%	1.05%	173.5%
Non-performing acquired loans accounted for under ASC 310-20	162.67%	76.88%	111.6%	162.67%	76.88%	111.6%

Covered loans
Balance at beginning of period	$70,651	$54,398	29.9%	$64,245	$52,729	21.8%
Provision for covered loan and lease losses, net	(105)	1,595	-106.6%	4,704	3,224	45.9%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	906	3,522	-74.3%	2,503	3,562	-29.7%
Balance at end of period	$71,452	$59,515	20.1%	$71,452	$59,515	20.1%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN
	June 30, 2015	December 31, 2014	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,076	$19,679	-8.1%
Commercial	34,779	8,432	312.5%
Consumer	10,464	9,072	15.3%
Auto and leasing	15,064	14,255	5.7%
Unallocated allowance	606	1	60500.0%
Total allowance balance	$78,989	$51,439	53.6%
Allowance composition:
Mortgage	22.88%	38.26%	-40.2%
Commercial	44.03%	16.39%	168.6%
Consumer	13.25%	17.64%	-24.9%
Auto and leasing	19.07%	27.71%	-31.2%
Unallocated allowance	0.77%	0.00%	-1%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.39%	2.49%	-4.0%
Commercial	2.55%	0.65%	290.0%
Consumer	4.92%	4.86%	1.3%
Auto and leasing	2.42%	2.48%	-2.4%
Total allowance to total originated loans	2.67%	1.81%	47.7%
Allowance coverage ratio to non-performing loans:
Mortgage	24.25%	27.03%	-10.3%
Commercial	15.53%	38.89%	-60.1%
Consumer	692.06%	570.57%	21.3%
Auto and leasing	175.43%	164.46%	6.7%
Total	25.59%	49.11%	-47.9%
Acquired loans accounted for under ASC 310-20
Allowance balance:
Commercial	$54	$65	-16.9%
Consumer	2,616	1,211	116.0%
Auto	2,859	3,321	-13.9%
Total allowance balance	$5,529	$4,597	20.3%
Allowance composition:
Commercial	0.98%	1.41%	-30.5%
Consumer	47.31%	26.34%	79.6%
Auto	51.71%	72.25%	-28.4%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.64%	0.51%	24.6%
Consumer	6.30%	2.67%	136.0%
Auto	2.01%	1.80%	11.6%
Total allowance to total acquired loans	2.87%	1.89%	51.7%
Allowance coverage ratio to non-performing loans:
Commercial	5.16%	5.48%	-5.8%
Consumer	243.35%	82.05%	196.6%
Auto	223.88%	219.64%	1.9%
Total	162.67%	219.64%	-25.9%

TABLE 9 — ALLOWANCE FOR NON-COVERED LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	June 30, 2015	December 31, 2014	Variance %
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$473	$-	100.0%
Commercial	14,940	13,476	10.9%
Consumer	84	5	1580.0%
Auto	2,862	-	100.0%
Total allowance balance	$18,359	$13,481	36.2%
Allowance composition:
Mortgage	2.58%	0.00%	100.0%
Commercial	81.38%	99.96%	-18.6%
Consumer	0.46%	0.04%	1133.6%
Auto	15.59%	0.00%	0%
	100.00%	100.00%	0.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2015	2014	%	2015	2014	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,356)	$(987)	37.4%	$(2,770)	$(2,201)	25.9%
Recoveries	67	88	-23.9%	67	236	100.0%
Total	(1,289)	(899)	43.4%	(2,703)	(1,965)	37.6%
Commercial
Charge-offs	(497)	(543)	-8.5%	(1,489)	(962)	54.8%
Recoveries	219	115	90.4%	309	213	45.1%
Total	(278)	(428)	-35.0%	(1,180)	(749)	57.5%
Consumer
Charge-offs	(2,309)	(1,397)	65.3%	(3,985)	(2,235)	78.3%
Recoveries	67	244	-72.5%	543	391	38.9%
Total	(2,242)	(1,153)	94.4%	(3,442)	(1,844)	86.7%
Auto
Charge-offs	(7,662)	(5,956)	28.6%	(15,798)	(10,601)	49.0%
Recoveries	3,425	2,136	60.3%	6,809	3,660	86.0%
Total	(4,237)	(3,820)	10.9%	(8,989)	(6,941)	29.5%
Net credit losses
Total charge-offs	(11,824)	(8,883)	33.1%	(24,042)	(15,999)	50.3%
Total recoveries	3,778	2,583	46.3%	7,728	4,500	71.7%
Total	$(8,046)	$(6,300)	27.7%	$(16,314)	$(11,499)	41.9%
Net credit losses to average loans outstanding:
Mortgage	0.66%	0.46%	43.5%	0.69%	0.51%	35.3%
Commercial	0.08%	0.14%	-42.9%	0.18%	0.13%	38.5%
Consumer	4.66%	3.13%	48.9%	3.68%	2.68%	37.3%
Auto	2.74%	3.15%	-13.0%	2.96%	3.07%	-3.6%
Total	1.10%	0.96%	14.6%	1.13%	0.91%	24.2%
Recoveries to charge-offs	31.95%	29.08%	9.9%	32.14%	28.13%	14.3%
Average originated loans:
Mortgage	$782,753	$773,425	1.2%	$785,029	$763,400	2.8%
Commercial	1,333,276	1,209,346	10.2%	1,301,367	1,165,891	11.6%
Consumer	192,572	147,230	30.8%	187,049	137,787	35.8%
Auto	618,746	484,536	27.7%	606,819	451,488	34.4%
Total	$2,927,347	$2,614,537	12.0%	$$2,880,264	$2,518,566	14.4%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Quarter Ended June 30,		Variance	Six-Month Period Ended June 30,		Variance
	2015	2014	%	2015	2014	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(16)	$(110)	-85.5%	$(16)	$(284)	-94.4%
Recoveries	7	30	100.0%	17	30	-
Total	(9)	(80)	-88.8%	1	(254)	-100.4%
Consumer
Charge-offs	(1,303)	(1,952)	-33.2%	(2,686)	(4,010)	-33.0%
Recoveries	429	124	246.0%	563	224	151.3%
Total	(874)	(1,828)	-52.2%	(2,123)	(3,786)	-43.9%
Auto
Charge-offs	(1,038)	(1,370)	-24.2%	(2,304)	(2,666)	-13.6%
Recoveries	502	535	-6.2%	17	985	-98.3%
Total	(536)	(835)	-35.8%	(2,287)	(1,681)	36.0%
Net credit losses
Total charge-offs	(2,357)	(3,432)	-31.3%	(5,006)	(6,960)	-28.1%
Total recoveries	938	689	36.1%	597	1,239	-51.8%
Total	$(1,419)	$(2,743)	-48.3%	$(4,409)	$(5,721)	-22.9%
Net credit losses to average loans outstanding:
Commercial	5.10%	1.29%	296.1%	-0.2%	1.04%	-118.5%
Consumer	5.70%	10.96%	-48.1%	6.8%	11.09%	-38.65%
Auto	1.26%	1.34%	-5.5%	2.1%	1.27%	67.6%
Total	2.45%	3.22%	-23.7%	3.2%	2.99%	5.7%
Recoveries to charge-offs	39.80%	20.08%	98.2%	11.93%	17.80%	-33.0%
Average loans accounted for under ASC 310-20:
Commercial	$706	$24,855	-97.2%	$1,039	$48,868	-97.9%
Consumer	61,382	66,690	-8.0%	62,425	68,294	-8.6%
Auto	169,644	249,395	-32.0%	215,454	265,459	-18.8%
Total	$231,732	$340,940	-32.0%	$278,918	$382,621	-27.1%

TABLE 11 — NON-PERFORMING ASSETS

	June 30	December 31	Variance
	2015	2014	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$223,395	$27,707	706.3%
Other loans	77,787	73,835	5.4%
Accruing loans
Troubled-Debt Restructuring loans	8,397	3,862	117.4%
Other loans	2,461	3,523	-30.1%
Total non-performing loans	$312,040	$108,927	186.5%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	42,392	48,147	-12.0%
Other repossessed assets	14,470	21,043	-31.2%
	$368,902	$178,117	107.1%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	6.35%	4.30%	47.8%
Non-performing assets to total capital	40.47%	18.90%	114.1%

	Quarter Ended June 30,		Six-Month Period June 30,
	2015	2014	2015	2014
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$890	$723	$1,597	$1,213

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$74,528	$72,815	2.4%
Commercial	224,014	21,679	933.3%
Consumer	1,512	1,590	-4.9%
Auto and leasing	8,587	8,668	-0.9%
	308,641	104,752	194.6%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,047	1,187	-11.8%
Consumer	1,075	1,476	-27.2%
Auto	1,277	1,512	-15.5%
	3,399	4,175	-18.6%
Total	$312,040	$108,927	186.5%
Non-performing loans composition percentages:
Originated loans
Mortgage	23.9%	66.8%
Commercial	71.8%	19.9%
Consumer	0.5%	1.5%
Auto and leasing	2.8%	8.0%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.3%	1.1%
Consumer	0.3%	1.4%
Auto	0.4%	1.4%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	9.91%	3.53%	180.8%
Total assets, excluding covered assets and loans accounted for under ASC 310-30 (including those by analogy)	5.37%	2.63%	104.4%
Total capital	34.23%	11.56%	196.1%
Non-performing loans with partial charge-offs to:
Total loans, excluding covered loans and loans accounted for under ASC 310-30 (including those by analogy)	1.09%	1.04%	4.39%
Non-performing loans	10.96%	29.42%	-62.8%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	59.28%	53.42%	11.0%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	30.42%	72.88%	-58.3%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Company measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The amount to be ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Corporation’s compliance with the terms of the loss sharing agreements. Refer to Note 6 to the consolidated financial statements for additional information on the FDIC loss share agreements.

On July 2, 2015, the Bank entered into an agreement with the FDIC pursuant to which the FDIC concurred with a proposed sale of a pool of shared loss assets under the commercial shared loss agreement.  Pursuant to such agreement, the FDIC agreed to pay the Bank up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale of such shared loss assets that may occur within 120 days of the agreement.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET
	Quarter Ended June 30,
	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$75,221	$166,194
Shared-loss agreements reimbursements from the FDIC	(24,387)	(10,464)
Increase in expected credit losses to be covered under shared-loss agreements, net	906	3,522
FDIC indemnification asset expense	(22,512)	(17,499)
Incurred expenses to be reimbursed under shared-loss agreements	(6,524)	1,907
Balance at end of period	$22,704	$143,660

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Quarter Ended June 30,
	2015	2014
	(In thousands)
Balance at beginning of period	$4,755	$60,023
Amortization of negative discount	(22,531)	(17,499)
Impact of lower projected losses	27,733	6,483
Balance at end of period	$9,957	$49,007

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$838,600	$745,142	12.5%
NOW accounts	1,097,997	1,251,943	-12.3%
Savings and money market accounts	1,333,201	1,385,823	-3.8%
Certificates of deposit	1,478,629	1,539,752	-4.0%
Total deposits	4,748,427	4,922,660	-3.5%
Accrued interest payable	1,257	1,746	-28.0%
Total deposits and accrued interest payable	4,749,684	4,924,406	-3.5%
Borrowings:
Securities sold under agreements to repurchase	1,161,136	980,087	18.5%
Advances from FHLB	333,391	334,331	-0.3%
Other term notes	2,090	4,004	-47.8%
Subordinated capital notes	102,109	101,584	0.5%
Total borrowings	1,598,726	1,420,006	12.6%
Total deposits and borrowings	6,348,410	6,344,412	0.1%

Other Liabilities:
Derivative liabilities	8,739	11,221	-22.1%
Acceptances outstanding	16,040	17,989	-10.8%
Other liabilities	113,537	133,290	-14.8%
Total liabilities	$6,486,726	$6,506,912	-0.3%
Deposits portfolio composition percentages:
Non-interest bearing deposits	17.7%	15.1%
NOW accounts	23.1%	25.4%
Savings and money market accounts	28.1%	28.2%
Certificates of deposit	31.1%	31.3%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	72.6%	69.0%
Advances from FHLB	20.9%	23.5%
Other term notes	0.1%	0.3%
Subordinated capital notes	6.4%	7.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$1,158,944	$977,816
Daily average outstanding balance	$982,862	$1,041,378
Maximum outstanding balance at any month-end	$1,166,445	$1,149,167

Liabilities and Funding Sources

As shown in Table 15 above, at June 30, 2015, the Company’s total liabilities were $6.487 billion, 0.3% less than the $6.507 billion reported at December 31, 2014. Deposits and borrowings, the Company’s funding sources, amounted to $6.348 billion at June 30, 2015 versus $6.344 billion at December 31, 2014, a 0.1% decrease.

At June 30, 2015, deposits represented 75% and borrowings represented 25% of interest-bearing liabilities. At June 30, 2015, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.750 billion, a decrease of 3.5% from $4.924 billion at December 31, 2014. Demand and savings deposits decreased 3.3% to $3.270 billion, brokered deposits declined 2.3% to $605.4 million and higher-priced time deposits declined 5.7% to $957.2 million as part of our efforts to reduce the cost of deposits, which averaged 0.66% at December 31, 2014, to 0.68% at June 30, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At June 30, 2015, borrowings amounted to $1.599 billion, representing an increase of 12.6% when compared with the $1.420 billion reported at December 31, 2014. Repurchase agreements as of June 30, 2015 increased $181.0 million to $1.161 billion from $980.1 million at December 31, 2014, as the Company entered into new three month short-term repurchase agreements.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $333.4 million as of June 30, 2015 and $334.3 million as of December 31, 2014. These advances mature from July 2015 through 2020.

Stockholders’ Equity

At June 30, 2015, the Company’s total stockholders’ equity was $911.6 million, a 3.25% decrease when compared to $942.2 million at December 31, 2014. This decline in stockholders’ equity reflects decreases in retained earnings by $21.4 million, in accumulated comprehensive income by $5.4 million and in treasury stock by $3.6 million, which in turn reflects the net loss and dividends declared for the period. Book value per share was $16.81 at June 30, 2015 compared to $17.40 at December 31, 2014.

From December 31, 2014 to June 30, 2015, tangible common equity to total assets decreased to 8.80% from 9.14%, Tier 1 Leverage Capital Ratio increased to 11.05% from 10.61%, Tier 1 Risk-Based Capital Ratio decreased to 15.85% from 16.02%, and Total Risk-Based Capital Ratio decreased to 17.41% from 17.57%. Common Equity Tier 1 Capital Ratio under the new capital rules was 12.26% as of June 30, 2015.

New Capital Rules to Implement Basel III Capital Requirements

In July 2013, the Board of Governors of the Federal Reserve System (the “Board”), the Office of the Comptroller of the Currency (the “OCC”) and the FDIC (together with the Board and the OCC, the “Agencies”) approved new rules (“New Capital Rules”) to establish a revised comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the current U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

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

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

In addition (as noted above), under the current general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations may make a one-time permanent election to continue to exclude these items. The Company and the Bank made the election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio, concurrently with the first filing of the Company’s and Oriental Bank’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out, in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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

With respect to the Bank, the New Capital Rules revise the “prompt corrective action” (“PCA”) regulations adopted pursuant to Section 38 of the Federal Deposit Insurance Act by: (i) introducing a CET1 ratio requirement at each PCA category (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The New Capital Rules do not change the total risk-based capital requirement for any PCA category.

The New Capital Rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

The following are the consolidated capital ratios of the Company under the New Capital Rules at June 30, 2015 and December 31, 2014:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	June 30,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$911,599	$942,197	-3.2%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.26%	N/A	N/A
Minimum common equity tier 1 capital ratio required	4.50%	N/A	N/A
Actual common equity tier 1 capital	$611,541	N/A	N/A
Minimum common equity tier 1 capital required	$224,494	N/A	N/A
Excess over regulatory requirement	$387,047	N/A	N/A
Risk-weighted assets	$4,988,754	N/A	N/A
Tier 1 risk-based capital ratio	15.85%	16.02%	-1.1%
Minimum tier 1 risk-based capital ratio required	6.00%	4.00%
Actual tier 1 risk-based capital	$790,936	$776,525	1.9%
Minimum tier 1 risk-based capital required	$299,325	$193,886	54.4%
Excess over regulatory requirement	$491,611	$582,639	-15.6%
Risk-weighted assets	$4,988,754	$4,847,150	2.9%
Total risk-based capital ratio	17.41%	17.57%	-0.9%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$868,568	$851,437	2.0%
Minimum total risk-based capital required	$399,100	$387,772	2.9%
Excess over regulatory requirement	$469,468	$463,665	1.3%
Risk-weighted assets	$4,988,754	$4,847,150	2.9%
Leverage capital ratio	11.05%	10.61%	4.1%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$790,936	$776,525	1.9%
Minimum tier 1 capital required	$286,262	$292,738	-2.2%
Excess over regulatory requirement	$504,674	$483,787	4.3%
Tangible common equity to total assets	8.80%	9.14%	-3.7%
Tangible common equity to risk-weighted assets	13.05%	14.04%	-7.1%
Total equity to total assets	12.32%	12.65%	-2.6%
Total equity to risk-weighted assets	18.27%	19.44%	-6.0%
Stock data:
Outstanding common shares	44,367,909	44,613,615	-0.6%
Book value per common share	$16.81	$17.40	-3.4%
Tangible book value per common share	$14.67	$15.25	-3.8%
Market price at end of period	$10.67	$16.65	-35.9%
Market capitalization at end of period	$473,406	$742,817	-36.3%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
	(In thousands, except share or per share information)
Total stockholders' equity	$911,599	$942,197
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(5,878)	(6,463)
Customer relationship intangible	(2,912)	(3,280)
Total tangible common equity	$650,870	$680,515
Total assets	7,398,325	7,449,109
Goodwill	(86,069)	(86,069)
Core deposit intangible	(5,878)	(6,463)
Customer relationship intangible	(2,912)	(3,280)
Total tangible assets	$7,303,466	$7,353,297
Tangible common equity to tangible assets	8.91%	9.25%
Common shares outstanding at end of period	44,367,909	44,613,615
Tangible book value per common share	$14.67	$15.25

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

The following table presents the Company’s capital adequacy information under the New Capital Rules at June 30:

June 30
2015
(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$611,541
Additional tier 1 capital	179,395
Tier 1 capital	790,936
Additional Tier 2 capital	77,632
Total risk-based capital	$868,568
Risk-weighted assets:
Balance sheet items	$4,943,632
Off-balance sheet items	45,123
Total risk-weighted assets	$4,988,754
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.26%
Tier 1 capital (minimum required - 6%)	15.85%
Total capital (minimum required - 8%)	17.41%
Leverage ratio	11.05%
Equity to assets	12.32%
Tangible common equity to assets	8.80%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2015 and December 31, 2014:

	June 30	December 31	Variance
	2015	2014	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.93%	N/A	N/A
Actual common equity tier 1 capital	$742,098	N/A	N/A
Minimum capital requirement (4.5%)	$223,715	N/A	N/A
Minimum to be well capitalized (6.5%)	$323,144	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14.93%	15.45%	-3.4%
Actual tier 1 risk-based capital	$742,098	$746,524	-0.6%
Minimum capital requirement (6%)	$298,287	$193,222	54.4%
Minimum to be well capitalized (8%)	$397,716	$289,833	37.2%
Total Capital to Risk-Weighted Assets	16.48%	16.99%	-3.0%
Actual total risk-based capital	$819,436	$820,884	-0.2%
Minimum capital requirement (8%)	$397,716	$386,444	2.9%
Minimum to be well capitalized (10%)	$497,145	$483,055	2.9%
Total Tier 1 Capital to Average Total Assets	10.44%	10.26%	1.8%
Actual tier 1 capital	$742,098	$746,177	-0.5%
Minimum capital requirement (4%)	$284,228	$290,879	-2.3%
Minimum to be well capitalized (5%)	$355,285	$363,599	-2.3%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2015 and December 31, 2014, the Company’s market capitalization for its outstanding common stock was $473.4 million ($10.67 per share) and $742.8 million ($16.65 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2015
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30, 2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $12.4 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the six-month period ended June 30, 2015 the Company purchased 303,985 shares under this program for a total of $4.2 million, at an average price of $13.9 per share. There were no repurchases during the six-month period ended June 30, 2014.

The number of shares that may yet be purchased under the $70 million program is estimated at 1,164,671 and was calculated by dividing the remaining balance of $12.4 million by $10.67 (closing price of the Company common stock at June 30, 2015). The Company did not purchase any shares of its common stock during the six-month periods ended June 30, 2015, or during the six-month periods ended June 30, 2014, other than through its publicly announced stock repurchase program.

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

In executing its responsibilities, ALCO examines current and expected conditions in global financial markets, competition and prevailing rates in the local deposit market, liquidity, unrealized gains and losses in securities, recent or proposed changes to the investment portfolio, alternative funding sources and their costs, hedging and the possible purchase of derivatives such as swaps, and any tax or regulatory issues which may be pertinent to these areas.

On a quarterly basis, the Company performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Instantaneous interest rate movements are also modeled. Simulations are carried out in two ways:

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2015 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$7,405	2.11%	$8,239	2.31%
+ 100 Basis points	$3,926	1.12%	$4,341	1.22%
- 50 Basis points	$(1,932)	-0.55%	$(1,997)	-0.56%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2015.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $6.5 million (notional amount of $263.7 million) was recognized at June 30, 2015 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2015, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.2 million (notional amounts of $16.4 million), and the mirror-image interest rate swaps in which BBVAPR entered into represented a derivative liability of $2.2 million (notional amounts of $16.4 million).

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

At June 30, 2015, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $2.1 million (notional amounts of $5.0 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $2.0 million (notional amount of $4.8 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of June 30, 2015, the Company had $263.7 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $263.7 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of June 30, 2015, the Company had $1.159 billion in repurchase agreements, excluding accrued interests, and $605.4 million in brokered deposits.

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

As of June 30, 2015, the Company had approximately $553.5 million in unrestricted cash and cash equivalents, $221.7 million in investment securities that are not pledged as collateral, $620.0 million in borrowing capacity at the FHLB-NY and $699.1 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Commonwealth of Puerto Rico and its instrumentalities, municipalities and public corporations face severe economic and fiscal challenges that, either individually or in the aggregate, could adversely affect the Commonwealth’s ability to fund or otherwise maintain all necessary government programs and services, and have already caused one of its public corporations, the Public Finance Corporation, to default on a payment due to its bondholders.  Further, the Commonwealth’s liquidity has been significantly reduced and it no longer has access to capital markets.  In June 2015, the Governor issued a public announcement that the Commonwealth will be unable to pay its debts absent a restructuring.  Moreover, the government has enacted legislation that casts significant doubt with respect to whether it will continue making debt payments throughout fiscal year 2016, including a budget that does not appropriate funds needed for debt service payments by certain public corporations and a law that allows the Puerto Rico Treasury Secretary to discontinue funding the debt service reserve for the Commonwealth’s general obligation debt unless the Commonwealth or Government Development Bank for Puerto Rico obtain financing from the capital markets in the current fiscal year ending June 30, 2016.

The Commonwealth’s ability to finance its budget deficits is very limited.  If the government is unable to access the capital markets to place new debt or refinance its upcoming maturities, the government may have to continue implementing additional austerity measures, including reducing spending, imposing new taxes, and taking emergency or extraordinary actions, including a debt restructuring or a default or moratorium on debt-service payments, which would slow Puerto Rico’s weak economy even further.  The Commonwealth may also have to reduce or eliminate important government programs and services in order to attempt to balance its budget and comply with its debt obligations.

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

On February 5, 2015, Dr. Anne O. Krueger, Dr. Ranjit S. Teja and Dr. Andrew Wolfe (the “Former IMF economists”), each of whom has previously occupied senior executive positions at the International Monetary Fund (“IMF”), were engaged to analyze the Commonwealth’s economic and financial stability and growth prospects.

Their final report was delivered to the Governor of Puerto Rico on June 28, 2015 and was made public on that date.

The report from the Former IMF economists (the “Krueger Report”) states that Puerto Rico faces an acute crisis in the face of faltering economic activity, fiscal solvency and debt sustainability, and institutional credibility.

At June 30, 2015, we had approximately $515.3 million of outstanding credit facilities to the government of Puerto Rico, including its instrumentalities, municipalities and public corporations.  We do not have any credit facilities to the Public Finance Corporation.  A substantial portion of our credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment.  Approximately $214 million of these loans are general obligation debt of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligation debt.

In addition, some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”) and the State Insurance Fund Corporation.  The Commonwealth’s instrumentalities or public corporations have varying degrees of independence from the central government.  Some instrumentalities or public corporations that provide essential or important government services, such as the University of Puerto Rico, the Puerto Rico Medical Services Administration and the Puerto Rico Metropolitan Bus Authority, are supported by the Commonwealth through budget appropriations, while others, such as PREPA, are owed substantial amounts for utility services rendered to the Commonwealth.  It is uncertain whether any such instrumentalities or public corporations will continue to receive government support or whether they will be able to collect amounts owed by the Commonwealth or its instrumentalities.

At June 30, 2015, we had approximately $301.3 million of credit facilities to public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $197.6 million;

•           The State Insurance Fund Corporation with an outstanding balance of $77.6 million, which is approximately 130% collateralized by a portfolio of A-plus rated securities; and

•           The Puerto Rico Housing Finance Authority with an outstanding balance of $25.2 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to public corporations decreased during the second quarter as a result of a repayment in full by the Puerto Rico Aqueduct and Sewer Authority of a $75 million loan.

Our banking subsidiary, Oriental Bank, is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $197.6 million as of June 30, 2015.  We, as part of the bank syndicate, entered into a forbearance agreement with PREPA, which has been extended several times, most recently until September 15, 2015.  In connection with such extensions, PREPA appointed a Chief Restructuring Officer to work alongside the Executive Director to develop, organize and manage a financial and operational restructuring of PREPA subject to the approval of PREPA’s Board of Directors.  PREPA also has been in negotiations with its forbearing creditors to restructure its debts and obtain financing for capital improvements needed to its infrastructure.  There can be no assurance that PREPA and its forbearing creditors will agree on any restructuring.  As previously disclosed, we have classified our credit facility to PREPA as substandard and on non-accrual status. We also took a $24 million provision for loan and lease losses against such credit during the first quarter of 2015.

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

In June 2014, Puerto Rico enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which established procedures for the adjustment of debts of certain public corporations of the Commonwealth, which, as Puerto Rico governmental instrumentalities, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations, such as PREPA and PRASA, and promoting their economic independence.  In February 2015, the U.S. District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It also permanently enjoined the Commonwealth from enforcing the Recovery Act.  Such decision was confirmed by the U.S. Circuit Court of Appeals for the First Circuit on July 6, 2015.  However, the Commonwealth has declared its intent to file an appeal before the U.S. Supreme Court.

On February 11, 2015, Puerto Rico’s non-voting representative to the U.S. House of Representatives introduced a bill (H.R. 870) that would empower the government of Puerto Rico to authorize its municipalities and public corporations to restructure their debts under Chapter 9 of the U.S. Bankruptcy Code.  Such bill has been referred to the Subcommittee on Regulatory Reform, Commercial and Antitrust Law.  On July 15, 2015, an identical companion bill (S. 1774) was filed by 12 senators in the U.S. Senate.  It is unclear if and when any of these bills will be approved and, if approved, whether they will have retroactive effect for debts that are currently outstanding.

If the Bank’s Puerto Rico government debtors are unable to pay their obligations as they become due, or under certain other circumstances, including, for example, a debt restructuring or a moratorium on debt-service payments by such debtors, we may be required to adversely classify additional credit facilities to such Puerto Rico government debtors and provision for additional losses in connection therewith.  Any such additional adverse classification or provision may significantly affect our financial condition and regulatory capital ratios.

We are subject to extensive regulatory oversight by federal and local banking authorities.

We are subject to extensive supervision, regulation and examination by the FDIC, the Federal Reserve Board and the Office of the Commissioner of Financial Institutions of Puerto Rico.  As a result, we are limited in the manner in which we conduct our business, undertake new investments and activities, and obtain financing.  This regulatory structure is designed primarily for the protection of the Deposit Insurance Fund and our depositors, and not to benefit our stockholders.  This regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement actions and examination policies, including policies with respect to capital levels, the timing and amount of dividend payments, the classification of assets, the establishment of adequate loan loss reserves for regulatory purposes, and the timing and amounts of assessments and fees.  Also, any changes to such regulatory structure, including changes in interpretation or implementation of laws, regulations or policies, could affect us in substantial and unpredictable ways.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and consumer financial protection laws and regulations.  Government agencies have the authority to impose monetary penalties and other sanctions or restrictions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

On June 29, 2011, the Company announced the approval by the Board of Directors of a stock repurchase program to purchase an additional $70 million of the Company’s common stock in the open market.

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended June 30, 2015, the Company purchased 303,985 additional shares under this program for a total of $4.2 million, at an average price of $13.9 per share.

The following table presents the shares repurchased for each month during the quarter ended June 30, 2015:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
April 1-30, 2015	204,338	$14.38	204,338	$13,717
May 1-31, 2015	48,200	13.09	48,200	13,086
June 1-30, 2015	51,447	12.81	51,447	12,427
Quarter ended June 30, 2015	303,985	$13.90	303,985	$12,427

The number of shares that may yet be purchased under the current $70 million program is estimated at 1,164,671 and was calculated by dividing the remaining balance of $12.4 million by $10.67 (closing price of the Company’s common stock at June 30, 2015). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended June 30, 2015.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 10, 2015
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: August 10, 2015
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: August 10, 2015
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer