Form 10-Q
period 2015-09-30
OFG BANCORP
filed 2015-11-06
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

 43,867,909  common shares ($1.00 par value per share) outstanding as of October 31, 2015

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014

	September 30,	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$521,460	$568,752
Money market investments	4,736	4,675
Total cash and cash equivalents	526,196	573,427
Restricted cash	4,349	8,407
Investments:
Trading securities, at fair value, with amortized cost of $1,324 (December 31, 2014 - $2,419)	583	1,594
Investment securities available-for-sale, at fair value, with amortized cost of $982,754 (December 31, 2014 - $1,187,679)	1,007,705	1,216,538
Investment securities held-to-maturity, at amortized cost, with fair value of $595,148 (December 31, 2014 - $164,154)	594,639	162,752
Federal Home Loan Bank (FHLB) stock, at cost	20,804	21,169
Other investments	3	3
Total investments	1,623,734	1,402,056
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	19,203	14,539
Loans held for investment, net of allowance for loan and lease losses of $196,142 (December 31, 2014 - $133,762)	4,449,473	4,812,107
Total loans	4,468,676	4,826,646
Other assets:
FDIC indemnification asset	22,895	97,378
Foreclosed real estate	64,117	95,661
Accrued interest receivable	18,625	21,345
Deferred tax asset, net	143,935	108,708
Premises and equipment, net	75,346	80,599
Customers' liability on acceptances	19,083	17,989
Servicing assets	6,463	13,992
Derivative assets	3,290	8,107
Goodwill	86,069	86,069
Other assets	141,044	108,725
Total assets	$7,203,822	$7,449,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,905,029	1,997,536
Savings accounts	1,292,641	1,385,824
Time deposits	1,519,404	1,541,046
Total deposits	4,717,074	4,924,406
Borrowings:
Securities sold under agreements to repurchase	1,000,664	980,087
Advances from FHLB	332,936	334,331
Subordinated capital notes	102,371	101,584
Other borrowings	1,734	4,004
Total borrowings	1,437,705	1,420,006
Other liabilities:
Derivative liabilities	8,622	11,221
Acceptances executed and outstanding	19,083	17,989
Accrued expenses and other liabilities	113,450	133,290
Total liabilities	6,295,934	6,506,912
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D
issued and outstanding, (December 31, 2014 - 1,340,000; 1,380,000; and 960,000) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2014 - 84,000); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
43,867,909 shares outstanding (December 31, 2014 - 52,625,869; 44,613,615)	52,626	52,626
Additional paid-in capital	540,088	539,311
Legal surplus	70,423	70,467
Retained earnings	155,974	181,152
Treasury stock, at cost, 8,757,960 shares (December 31, 2014 - 8,012,254 shares)	(105,379)	(97,070)
Accumulated other comprehensive income, net of tax of $284 (December 31, 2014 - $447)	18,156	19,711
Total stockholders’ equity	907,888	942,197
Total liabilities and stockholders’ equity	$7,203,822	$7,449,109
See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)		(In thousands, except per share data)
Interest income:
Loans	$97,264	$108,548	$285,251	$330,122
Mortgage-backed securities	9,137	10,842	25,724	35,243
Investment securities and other	846	911	2,686	3,910
Total interest income	107,247	120,301	313,661	369,275
Interest expense:
Deposits	6,651	7,661	20,359	25,804
Securities sold under agreements to repurchase	7,605	7,453	22,163	22,238
Advances from FHLB and other borrowings	2,283	2,314	6,766	6,896
Subordinated capital notes	885	1,002	2,623	2,990
Total interest expense	17,424	18,430	51,911	57,928
Net interest income	89,823	101,871	261,750	311,347
Provision for loan and lease losses, net	51,579	17,257	109,311	43,763
Net interest income after provision for loan and lease losses	38,244	84,614	152,439	267,584
Non-interest income:
Banking service revenue	10,826	9,753	31,243	30,305
Wealth management revenue	6,885	7,113	21,325	21,316
Mortgage banking activities	992	2,097	4,717	5,346
Total banking and financial service revenues	18,703	18,963	57,285	56,967

Total other-than-temporary impairment losses on investment securities	(584)	-	(584)	-
Portion of loss recognized in other comprehensive income, before taxes	338	-	338	-
Net impairment losses recognized in earnings	(246)	-	(246)	-
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(1,215)	(16,059)	(35,948)	(51,180)
Change in true-up payment obligation	(864)	(875)	(2,460)	(2,596)
	(2,079)	(16,934)	(38,408)	(53,776)
Reimbursement from FDIC shared-loss coverage in sale of loans and foreclosed real estate	20,000	-	20,000	-
Net gain (loss) on:
Sale of securities	-	-	2,572	4,366
Derivatives	(208)	7	(223)	(463)
Other non-interest (loss) income	(193)	455	(2,778)	1,133
Total non-interest income, net	35,977	2,491	38,202	8,227

Non-interest expense:
Compensation and employee benefits	21,015	18,592	60,455	61,086
Professional and service fees	4,000	3,807	12,324	11,525
Occupancy and equipment	8,556	8,770	26,075	25,684
Insurance	2,263	2,099	6,467	6,506
Electronic banking charges	5,496	4,637	16,714	14,085
Information technology expenses	1,364	1,289	4,360	4,589
Advertising, business promotion, and strategic initiatives	1,577	1,825	4,763	5,274
Foreclosure, repossession and other real estate expenses	16,601	7,842	32,384	20,885
Loan servicing and clearing expenses	1,976	1,870	6,923	5,598
Taxes, other than payroll and income taxes	2,649	3,494	6,831	11,005
Communication	774	820	2,234	2,590
Printing, postage, stationary and supplies	624	620	1,842	1,820
Director and investor relations	246	250	829	794
Other	1,949	3,660	7,658	9,386
Total non-interest expense	69,090	59,575	189,859	180,827
Income before income taxes	5,131	27,530	782	94,984
Income tax expense	562	7,998	2,310	30,396
Net income (loss)	4,569	19,532	(1,528)	64,588
Less: dividends on preferred stock	(3,465)	(3,465)	(10,396)	(10,396)
Net income (loss) available to common shareholders	$1,104	$16,067	$(11,924)	$54,192
Earnings (loss) per common share:
Basic	$0.03	$0.36	$(0.27)	$1.20
Diluted	$0.03	$0.34	$(0.27)	$1.14
Average common shares outstanding and equivalents	51,146	52,362	51,609	52,440
Cash dividends per share of common stock	$0.10	$0.08	$0.30	$0.24

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)

Net income (loss)	$4,569	$19,532	$(1,528)	$64,588
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	3,958	(9,410)	(1,582)	15,094
Realized gain on investment securities included in net income	-	-	(2,572)	(4,366)
Other-than-temporary impairment on investment securities included in net income	246	-	246	-
Unrealized gain on cash flow hedges	119	1,798	2,190	2,189
Other comprehensive income (loss) before taxes	4,323	(7,612)	(1,718)	12,917
Income tax effect	(468)	(732)	163	(2,697)
Other comprehensive income (loss) after taxes	3,855	(8,344)	(1,555)	10,220
Comprehensive income (loss)	$8,424	$11,188	$(3,083)	$74,808

See notes to unaudited consolidated financial statements.

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine-Month Period Ended September 30,
	2015	2014
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,707
Exercised stock options	-	54
Balance at end of period	52,626	52,761
Additional paid-in capital:
Balance at beginning of period	539,311	538,071
Stock-based compensation expense	1,213	1,248
Exercised stock options	-	589
Lapsed restricted stock units	(436)	(386)
Balance at end of period	540,088	539,522
Legal surplus:
Balance at beginning of period	70,467	61,957
Transfer (to) from retained earnings	(44)	6,480
Balance at end of period	70,423	68,437
Retained earnings:
Balance at beginning of period	181,152	133,629
Net (loss) income	(1,528)	64,588
Cash dividends declared on common stock	(13,298)	(10,822)
Cash dividends declared on preferred stock	(10,396)	(10,396)
Transfer from (to) legal surplus	44	(6,480)
Balance at end of period	155,974	170,519
Treasury stock:
Balance at beginning of period	(97,070)	(80,642)
Stock repurchased	(8,950)	(10,394)
Lapsed restricted stock units	641	384
Balance at end of period	(105,379)	(90,652)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	19,711	3,191
Other comprehensive (loss) income, net of tax	(1,555)	10,220
Balance at end of period	18,156	13,411
Total stockholders’ equity	$907,888	$929,998

See notes to unaudited consolidated financial statements.

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Nine-Month Period Ended September 30,
	2015	2014
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(1,528)	$64,588
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	2,515	2,065
Amortization of fair value premiums, net of discounts, on acquired loans	2,972	9,914
Amortization of investment securities premiums, net of accretion of discounts	9,312	1,048
Amortization of core deposit and customer relationship intangibles	1,429	1,627
Amortization of fair value premiums on acquired deposits	569	4,349
FDIC shared-loss expense, net	38,408	53,776
Other-than-temporary impairments on securities	246	-
Reimbursement from the FDIC shared-loss coverage in sale of loans	(20,000)	-
Depreciation and amortization of premises and equipment	8,538	7,415
Deferred income tax (benefit) expense, net	(1,329)	20,418
Provision for covered and non-covered loan and lease losses, net	109,311	43,763
Stock-based compensation	1,213	1,248
(Gain) loss on:
Sale of securities	(2,572)	(4,366)
Sale of mortgage loans held-for-sale	(2,595)	(3,891)
Derivatives	(26)	584
Foreclosed real estate, including write-offs	30,608	9,185
Sale of other repossessed assets	4,585	4,506
Sale of premises and equipment	193	(11)
Originations of loans held-for-sale	(165,333)	(130,547)
Proceeds from sale of loans held-for-sale	76,953	72,211
Net (increase) decrease in:
Trading securities	1,011	182
Accrued interest receivable	2,720	(931)
Servicing assets	544	(185)
Other assets	(18,263)	8,538
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(745)	(1,811)
Accrued expenses and other liabilities	(11,923)	(3,099)
Net cash provided by operating activities	66,813	160,576
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(3,747)	(219,027)
Investment securities held-to-maturity	(458,229)	(115,396)
FHLB stock	-	(84,375)
Maturities and redemptions of:
Investment securities available-for-sale	187,052	429,939
Investment securities held-to-maturity	24,753	1,045
FHLB stock	365	87,636
Proceeds from sales of:
Investment securities available-for-sale	103,831	189,249
Foreclosed real estate and other repossessed assets	63,959	33,915
Proceeds from sale of loans held-for-investment	30,669	9,378
Premises and equipment	(76)	25
Mortgage servicing rights	5,927	-
Origination and purchase of loans, excluding loans held-for-sale	(611,815)	(545,776)
Principal repayment of loans, including covered loans	722,579	561,479
Reimbursements from the FDIC on shared-loss agreements	46,356	31,537
Additions to premises and equipment	(3,402)	(6,626)
Net change in securities purchased under agreements to resell	-	60,000
Net change in restricted cash	4,058	49,292
Net cash provided by investing activities	112,280	482,295

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014 – (CONTINUED)

	Nine-Month Period Ended September 30,
	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(211,637)	(306,917)
Securities sold under agreements to repurchase	20,717	(255,000)
FHLB advances, federal funds purchased, and other borrowings	(3,676)	(1,142)
Subordinated capital notes	787	1,180
Exercise of stock options and restricted units lapsed, net	204	641
Purchase of treasury stock	(8,950)	(10,394)
Dividends paid on preferred stock	(10,396)	(10,396)
Dividends paid on common stock	(13,373)	(10,873)
Net cash used in financing activities	$(226,324)	$(592,901)
Net change in cash and cash equivalents	(47,231)	49,970
Cash and cash equivalents at beginning of period	573,427	621,269
Cash and cash equivalents at end of period	$526,196	$671,239
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$51,471	$63,082
Income taxes paid	$10,598	$1,839
Mortgage loans securitized into mortgage-backed securities	$87,609	$71,466
Transfer from loans to foreclosed real estate and other repossessed assets	$56,510	$67,296
Securities purchased but not yet received	$-	$30,057
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$1,453	$5,268
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$156	$25,801

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

Other than the accounting pronouncement disclosed above, there were no other new accounting pronouncements issued during the third quarter of 2015 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	September 30,	December 31,
	2015	2014
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$2,980	$2,980
Obligations under agreement of loans sold with recourse	1,369	5,427
	$4,349	$8,407

At September 30, 2015 and December 31, 2014, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions (“OCFI”).

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At September 30, 2015 and December 31, 2014, the Company had delivered $3.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At September 30, 2015 and December 31, 2014, the Company delivered as collateral cash amounting to $1.4 million and $5.4 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover government demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2015 was $148.9 million (December 31, 2014 - $141.5 million). At September 30, 2015 and December 31, 2014, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2015 and December 31, 2014, money market instruments included as part of cash and cash equivalents amounted to $4.7 million in both periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$777,412	$30,486	$97	$807,801	2.98%
GNMA certificates	30,854	1,075	-	31,929	3.31%
CMOs issued by US government-sponsored agencies	147,336	172	1,684	145,824	1.84%
Total mortgage-backed securities	955,602	31,733	1,781	985,554	2.81%
Investment securities
Obligations of US government-sponsored agencies	5,572	31	-	5,603	1.36%
Obligations of Puerto Rico government and political subdivisions	18,987	-	5,194	13,793	5.53%
Other debt securities	2,593	162	-	2,755	2.95%
Total investment securities	27,152	193	5,194	22,151	4.43%
Total securities available for sale	$982,754	$31,926	$6,975	$1,007,705	2.86%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$569,599	2,146	1,650	570,095	2.26%
Investment securities
US Treasury securities	25,040	13	-	25,053	0.49%
Total securities held to maturity	594,639	2,159	1,650	595,148	2.19%
Total	$1,577,393	$34,085	$8,625	$1,602,853	2.61%

	December 31, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$972,836	$37,876	$1,203	$1,009,509	3.12%
GNMA certificates	4,473	288	8	4,753	4.94%
CMOs issued by US government-sponsored agencies	179,146	136	3,153	176,129	1.81%
Total mortgage-backed securities	1,156,455	38,300	4,364	1,190,391	2.92%
Investment securities
Obligations of US government-sponsored agencies	7,148	33	-	7,181	1.34%
Obligations of Puerto Rico government and public instrumentalities	20,939	-	5,267	15,672	5.41%
Other debt securities	3,137	157	-	3,294	2.95%
Total investment securities	31,224	190	5,267	26,147	4.23%
Total securities available-for-sale	$1,187,679	$38,490	$9,631	$1,216,538	2.96%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	162,752	1,402	-	164,154	2.48%
Total	$1,350,431	$39,892	$9,631	$1,380,692	2.90%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at September 30, 2015, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$16,410	$16,772	$-	$-
Total due after 5 to 10 years	16,410	16,772	-	-
Due after 10 years
FNMA and FHLMC certificates	761,002	791,029	569,599	570,095
GNMA certificates	30,854	31,929	-	-
CMOs issued by US government-sponsored agencies	147,336	145,824	-	-
Total due after 10 years	939,192	968,782	569,599	570,095
Total mortgage-backed securities	955,602	985,554	569,599	570,095
Investment securities
Due from 1 to 5 years
US Treasury securities	-	-	25,040	25,053
Obligations of Puerto Rico government and political subdivisions	8,766	7,341	-	-
Total due from 1 to 5 years	8,766	7,341	25,040	25,053
Due after 5 to 10 years
Obligations of US government and sponsored agencies	5,572	5,603	-	-
Total due after 5 to 10 years	5,572	5,603	-	-
Due after 10 years
Obligations of Puerto Rico government and political subdivisions	10,221	6,452	-	-
Other debt securities	2,593	2,755	-	-
Total due after 10 years	12,814	9,207	-	-
Total investment securities	27,152	22,151	25,040	25,053
Total securities available-for-sale	$982,754	$1,007,705	$594,639	$595,148

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the nine-month period ended September 30, 2015 and 2014, the Company sold $63.5 million and $74.1 million, respectively, of available-for-sale Government National Mortgage Association (“GNMA”) certificates that were sold as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such periods. During the quarter ended September 30, 2015, the Company retained securitized GNMA pools totaling $27.8 million, amortized cost, at a yield of 3.06% from its own originations. Previously, the Company was selling all securitized GNMA pools.

For the nine-month periods periods ended September 30, 2015 and 2014, the Company recorded a net gain on sale of securities of $2.6 million and $4.4 million, respectively. The table below presents the gross realized gains by category for such periods:

	Nine-Month Period Ended September 30,2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,736	$2,571	$-
GNMA certificates	63,524	63,523	1	-
Total	$103,831	$101,259	$2,572	$-

	Nine-Month Period Ended September 30,2014
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	74,091	74,091	-	-
Total mortgage-backed securities	$189,249	$184,883	$4,366	$-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	September 30, 2015
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$109,190	$1,684	$107,506
Obligations of Puerto Rico government and political subdivisions	18,987	5,194	13,793
	$128,177	$6,878	$121,299

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	$49,679	$97	$49,582

Securities held-to-maturity
FNMA and FHLMC Certificates	342,215	1,650	340,565
	$391,894	$1,747	$390,147

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$109,190	$1,684	$107,506
FNMA and FHLMC certificates	49,679	97	49,582
Obligations of Puerto Rico government and political subdivisions	18,987	5,194	13,793
	177,856	6,975	170,881
Securities held-to-maturity
FNMA and FHLMC Certificates	342,215	1,650	340,565
	$520,071	$8,625	$511,446

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

Most of the investments ($501.1 million, amortized cost, or 96%) with an unrealized loss position at September 30, 2015 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($19.0 million, amortized cost, or 4%) with an unrealized loss position at September 30, 2015 consist of obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities. The decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population. Moreover, the negative rating decisions taken by the credit rating agencies have affected the market value and liquidity of these securities.

As of September 30, 2015, the Company applied a discounted cash flow analysis to the Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

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

For certain obligations totaling $17.7 million, amortized cost, or 93% of the obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities, the discounted cash flow analysis for the investments showed a cumulative default probability at maturity in the range of 6.4% to 47%, thus reflecting that it is more likely than not that the bonds will not default at all during their remaining terms (range between 53% and 93.6%). Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in these Puerto Rico government bonds and is therefore not required to recognize a credit loss as of September 30, 2015.

Also, the Bank’s conclusion is based on the assessment of the specific source of repayment of each outstanding bond, and the bonds continue to perform.  No principal is due on the bonds until July 1st, 2017, except for PRHTA that started the principal repayments on July 1st 2014 and was paid as scheduled.  All scheduled interest payments are being collected from different issuers.

For one obligation amounting to $1.2 million, amortized cost, or 7% of the Puerto Rico government debt securities, the discounted cash flow analysis showed a cumulative default of 47% using a recovery rate of 65%.  Taking into consideration that the bond is guaranteed by the full faith and credit of the Commonwealth of Puerto Rico and the recent downgrades of the general obligation debts after the government announced it needs to restructure its debt, the Company concluded that it is more likely than not that this bond will default during its remaining term until maturity in 2028. Based on the above, during the quarter ended September 30, 2015 an other-than-temporary impairment was recorded in earnings for the amount of $246 thousand, which represents the estimated loss

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

resulting from the discounted cash flow analysis. The non-credit related portion of the unrealized losses amounting to $338 thousand was recognized in other comprehensive income, net of related taxes.

Prospectively, for debt securities for which other-than-temporary impairments was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income. If upon subsequent evaluation, there is a significant increase in the cash flows expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, such changes will be accounted for as a prospective adjustment to the accretable yield. Subsequent increases and decreases (if not other-than-temporary impairment) in the fair value of available-for-sale securities will be included in other comprehensive income.

Further negative evidence impacting the liquidity and sources of repayment of the obligations of Puerto Rico and its political subdivisions, could result in a further charge to earnings to recognize estimated credit losses determined to be other-than-temporary.

At September 30, 2015, the Company has cash flow capacity, sufficient liquidity and a strong capital position to maintain the bonds and does not need to sell them in a loss position and it is not likely that the Company will have to sell the investment securities prior to recovery of their amortized cost basis.

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the quarter and nine-month periods ended September 30, 2015 and 2014 on available-for-sale securities that the Company does not have the intent to sell or will not more-likely-than-not be required to sell:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$-	$-	$-	$-
Additions from credit losses recognized on available-for-sale securities that had no previous impairment losses	246	-	246	-
Balance at end of period	$246	$-	$246	$-

NOTE 4 - LOANS

The Company’s loan portfolio is composed of two segments, loans initially accounted for  under the amortized cost method (referred as "originated and other" loans) and loans acquired (referred as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss sharing agreement, related to  commercial and other-non single family acquired Eurobank loans expired  on June 30, 2015. Notwithstanding the expiration of loss share coverage of non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015 and a $20 million receivable from the FDIC was included in other assets in the unaudited statement of financial condition related to this reimbursement. The coverage for the single family residential loans will expire on June 30, 2020. At September 30, 2015, the remaining covered loans amounting to $ 60.1 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2014, covered loans amounted to $298.9 million, net carrying amount. Covered loans are no longer a material amount. Therefore, the Company changed its current and prior year loan disclosures during the quarter ended September 30, 2015.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  The composition of the Company’s loan portfolio at September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$762,636	$791,751
Commercial	1,389,353	1,289,732
Consumer	227,756	186,760
Auto and leasing	647,544	575,582
	3,027,289	2,843,825
Allowance for loan and lease losses on originated and other loans and leases	(80,351)	(51,439)
	2,946,938	2,792,386
Deferred loan costs, net	4,571	4,282
Total originated and other loans loans held for investment, net	2,951,509	2,796,668

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	7,736	12,675
Consumer	39,774	45,344
Auto	124,120	184,782
	171,630	242,801
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(5,473)	(4,597)
	166,157	238,204

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	617,268	656,122
Commercial	395,637	452,201
Construction	-	106,361
Consumer	15,072	29,888
Auto	173,979	247,233
	1,201,956	1,491,805
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(19,986)	(13,481)
	1,181,970	1,478,324
Total acquired BBVAPR loans, net	1,348,127	1,716,528
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	92,757	102,162
Commercial	144,704	256,488
Consumer	2,708	4,506
Total acquired Eurobank loans	240,169	363,156
Allowance for loan and lease losses on Eurobank loans	(90,332)	(64,245)
Total acquired Eurobank loans, net	149,837	298,911
Total acquired loans, net	1,497,964	2,015,439
Total held for investment, net	4,449,473	4,812,107
Mortgage loans held for sale	19,203	14,539
Total loans, net	$4,468,676	$4,826,646

On September 28, 2015, the Company sold a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount). The sales price was 18.44% of UPB, or $36.3 million. The FDIC agreed to cover $20.0 million of losses as part of its loss-share agreement with the Company. As a result, a $20.0 million reimbursement was recorded in the statement of operations. The Company also recorded a $32.9 million provision for loan and lease losses for acquired Eurobank loans, which was partially offset by $4.6 million in cost recoveries. Also, as part of this transaction, the Company sold certain non-performing commercial loans and real estate owned from the BBVAPR acquisition amounting to $38.1 million unpaid principal balance ($9.9 million carrying amount). The sales price was $5.2 million. As a result, a $5.2 million provision for loan and lease losses was recorded for BBVAPR acquired loans, which was partially offset by $2.4 million in cost recoveries. In addition, certain additional real estate owned with a carrying amount of $11.0 million was sold for $1.7 million. At September 30, 2015, the Company had a $13.0 million receivable related to this sale and a $20.0 million receivable from the FDIC reimbursement.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of September 30, 2015 and December 31, 2014 by class of loans. Mortgage loans past due included delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$81	$2,270	$3,900	$6,251	$-	$53,330	$59,581	$73
Years 2003 and 2004	364	4,723	5,826	10,913	-	90,950	101,863	-
Year 2005	-	2,525	3,686	6,211	-	49,389	55,600	-
Year 2006	97	2,853	8,133	11,083	137	69,207	80,427	-
Years 2007, 2008 and 2009	539	2,320	15,442	18,301	-	76,017	94,318	666
Years 2010, 2011, 2012, 2013	599	1,249	10,337	12,185	-	142,346	154,531	74
Years 2014 and 2015	-	96	185	281	-	76,111	76,392	-
	1,680	16,036	47,509	65,225	137	557,350	622,712	813
Non-traditional	-	1,918	3,468	5,386	14	26,849	32,249	-
Loss mitigation program	11,696	5,981	16,001	33,678	4,786	61,703	100,167	3,757
	13,376	23,935	66,978	104,289	4,937	645,902	755,128	4,570
Home equity secured personal loans	64	-	-	64	-	451	515	-
GNMA's buy-back option program	-	-	6,993	6,993	-	-	6,993	-
	13,440	23,935	73,971	111,346	4,937	646,353	762,636	4,570
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	224,110	224,110	-
Institutional	-	-	-	-	-	34,342	34,342	-
Middle market	-	-	6,212	6,212	7,889	193,154	207,255	-
Retail	516	350	7,222	8,088	1,139	202,534	211,761	-
Floor plan	-	-	-	-	-	2,925	2,925	-
Real estate	-	-	-	-	-	16,766	16,766	-
	516	350	13,434	14,300	9,028	673,831	697,159	-
Other commercial and industrial:
Corporate	-	-	-	-	-	71,714	71,714	-
Institutional	-	-	-	-	193,904	189,882	383,786	-
Middle market	20	-	223	243	2,046	105,554	107,843	-
Retail	276	255	1,204	1,735	944	89,989	92,668	-
Floor plan	178	83	475	736	-	35,447	36,183	-
	474	338	1,902	2,714	196,894	492,586	692,194	-
	990	688	15,336	17,014	205,922	1,166,417	1,389,353	-

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	436	182	344	962	-	20,186	21,148	-
Overdrafts	15	-	-	15	-	260	275	-
Personal lines of credit	31	27	39	97	21	2,066	2,184	-
Personal loans	1,798	822	862	3,482	641	183,703	187,826	-
Cash collateral personal loans	171	103	2	276	-	16,047	16,323	-
	2,451	1,134	1,247	4,832	662	222,262	227,756	-
Auto and leasing	52,412	19,215	8,986	80,613	282	566,649	647,544	-
Total	$69,293	$44,972	$99,540	$213,805	$211,803	$2,601,681	$3,027,289	$4,570

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$4,128	$3,157	$4,395	$11,680	$-	$54,064	$65,744	$134
Years 2003 and 2004	10,484	4,735	6,489	21,708	455	87,506	109,669	-
Year 2005	3,824	2,205	4,454	10,483	131	49,858	60,472	-
Year 2006	5,706	3,298	8,667	17,671	548	67,331	85,550	89
Years 2007, 2008 and 2009	5,283	1,809	7,646	14,738	761	77,990	93,489	-
Years 2010, 2011, 2012, 2013	3,394	2,992	6,900	13,286	-	149,030	162,316	365
Year 2014	290	-	-	290	-	41,818	42,108	-
	33,109	18,196	38,551	89,856	1,895	527,597	619,348	588
Non-traditional	1,477	584	3,223	5,284	-	30,916	36,200	-
Loss mitigation program	8,199	7,106	14,114	29,419	6,358	57,666	93,443	2,766
	42,785	25,886	55,888	124,559	8,253	616,179	748,991	3,354
Home equity secured personal loans	-	-	-	-	-	517	517	-
GNMA's buy-back option program	-	-	42,243	42,243	-	-	42,243	-
	42,785	25,886	98,131	166,802	8,253	616,696	791,751	3,354
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	133,076	133,076	-
Institutional	-	-	-	-	-	36,611	36,611	-
Middle market	-	645	396	1,041	8,494	154,515	164,050	-
Retail	330	561	7,275	8,166	1,445	166,017	175,628	-
Floor plan	-	-	-	-	-	1,650	1,650	-
Real estate	-	-	-	-	-	12,628	12,628	-
	330	1,206	7,671	9,207	9,939	504,497	523,643	-
Other commercial and industrial:
Corporate	-	-	-	-	-	63,746	63,746	-
Institutional	-	-	-	-	-	478,935	478,935	-
Middle market	-	-	618	618	-	91,716	92,334	-
Retail	866	412	1,061	2,339	1,047	86,785	90,171	-
Floor plan	-	-	-	-	-	40,903	40,903	-
	866	412	1,679	2,957	1,047	762,085	766,089	-
	1,196	1,618	9,350	12,164	10,986	1,266,582	1,289,732	-

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

During the quarter ended September 30, 2015, the Company changed its early delinquency reporting on mortgage loans from one scheduled payment due to two scheduled payments due in order to comply with regulatory reporting instructions and be comparable with local peers, except for troubled debt restructured loans which remain using one scheduled payment due.

At September 30, 2015 and December 31, 2014, the Company had $338.3 million and $450.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to Puerto Rico government were current at September 30, 2015 and December 31, 2014. We, as part of a bank syndicate, have granted various extensions to the Puerto Rico Electric Power Authority (“PREPA”) and on November 5, 2015 entered into a Restructuring Support Agreement with a view towards restructuring the debt on terms that provide for full repayment of the debt to the Bank. After the first extension in the third quarter of 2014, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015, based on management’s concerns regarding PREPA’s willingness to repay the debt. At September 30, 2015, the allowance for loan and lease losses to PREPA was $23.4 million. Since it was placed in non-accrual, interest payments have been applied to principal.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either Accounting Standards Codification Topic ("ASC") 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Non-refundable fees and Other Costs). We have acquired loans in two acquisitions, BBVAPR and Eurobank.

Acquired BBVAPR Loans

Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, excluding the acquired Eurobank loan portfolio, are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accrual policy, and any accretion of discount or amortization of premium is discontinued. Acquired BBVAPR loans that were accounted for under the provisions of ASC 310-20 are removed from the acquired loan category at the end of the reporting period upon refinancing, renewal or normal re-underwriting.

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of September 30, 2015 and December 31, 2014, by class of loans:

	September 30, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$279	$279	$47	$-	$326	$-
Floor plan	-	-	478	478	-	2,470	2,948	-
	-	-	757	757	47	2,470	3,274	-
Other commercial and industrial
Retail	228	24	61	313	-	3,475	3,788	-
Floor plan	-	10	7	17	1	656	674	-
	228	34	68	330	1	4,131	4,462	-
	228	34	825	1,087	48	6,601	7,736	-
Consumer
Credit cards	825	422	769	2,016	-	34,510	36,526	-
Personal loans	89	14	41	144	-	3,104	3,248	-
	914	436	810	2,160	-	37,614	39,774	-
Auto	9,010	2,921	1,040	12,971	49	111,100	124,120	-
Total	$10,152	$3,391	$2,675	$16,218	$97	$155,315	$171,630	$-

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

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired BBVAPR loans, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by the Company in accordance with ASC 310-30.

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2015 and December 31, 2014 is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Contractual required payments receivable	$2,022,672	$2,394,378
Less: Non-accretable discount	$442,103	$456,627
Cash expected to be collected	1,580,569	1,937,751
Less: Accretable yield	378,613	445,946
Carrying amount, gross	1,201,956	1,491,805
Less: allowance for loan and lease losses	19,986	13,481
Carrying amount, net	$1,181,970	$1,478,324

At September 30, 2015 and December 31, 2014, the Company had $80.2 million and $168.8 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30.  This entire amount was current at September 30, 2015 and December 31, 2014.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2015 and 2014:

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$275,880	$71,563	$24,613	$31,531	$8,461	$412,048
Accretion	(8,614)	(12,693)	(2,719)	(5,463)	(1,207)	(30,696)
Change in expected cash flows	-	6,134	1,396	(1)	(1)	7,528
Transfer (to) from non-accretable discount	75	(6,450)	(4,075)	148	35	(10,267)
Balance at end of period	$267,341	$58,554	$19,215	$26,215	$7,288	$378,613

Non-Accretable Discount Activity:
Balance at beginning of period	$389,107	$10,770	$6,994	$23,690	$19,356	$449,917
Change in actual and expected losses	(2,184)	(12,090)	(2,937)	(555)	(315)	(18,081)
Transfer from (to) accretable yield	(75)	6,450	4,075	(148)	(35)	10,267
Balance at end of period	$386,848	$5,130	$8,132	$22,987	$19,006	$442,103

	Nine-Month Period Ended September 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(26,414)	(33,049)	(8,672)	(18,614)	(3,420)	(90,169)
Change in expected cash flows	-	6,134	1,396	(1)	(1)	7,528
Transfer (to) from non-accretable discount	(4,609)	24,273	662	(9,168)	4,150	15,308
Balance at end of period	$267,341	$58,554	$19,215	$26,215	$7,288	$378,613

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(7,600)	6,334	5,308	(2,396)	(862)	784
Transfer from (to) accretable yield	4,609	(24,273)	(662)	9,168	(4,150)	(15,308)
Balance at end of period	$386,848	$5,130	$8,132	$22,987	$19,006	$442,103

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$269,105	$70,491	$30,672	$64,620	$9,718	$444,606
Accretion	(9,627)	(12,575)	(5,929)	(8,825)	(1,384)	(38,340)
Transfer (to) from non-accretable discount	-	1,137	(3,550)	237	40	(2,136)
Balance at end of period	$259,478	$59,053	$21,193	$56,032	$8,374	$404,130

Non-Accretable Discount Activity:
Balance at beginning of period	$455,789	$41,050	$5,388	$27,279	$25,218	$554,724
Change in actual and expected losses	(15,802)	(4,215)	(8,937)	(2,800)	(1,119)	(32,873)
Transfer from (to) accretable yield	-	(1,137)	3,550	(237)	(40)	2,136
Balance at end of period	$439,987	$35,698	$1	$24,242	$24,059	$523,987

	Nine-Month Period September 30, 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$287,841	96,139	42,993	77,845	12,735	517,553
Accretion	(28,359)	(37,509)	(16,388)	(31,243)	(4,824)	(118,323)
Transfer (to) from non-accretable discount	(4)	423	(5,412)	9,430	463	4,900
Balance at end of period	$259,478	59,053	21,193	56,032	8,374	404,130

Non-Accretable Discount Activity:
Balance at beginning of period	$463,166	42,515	5,851	39,645	28,410	579,587
Change in actual and expected losses	(23,183)	(6,394)	(11,262)	(5,973)	(3,888)	(50,700)
Transfer from (to) accretable yield	4	(423)	5,412	(9,430)	(463)	(4,900)
Balance at end of period	$439,987	35,698	1	24,242	24,059	523,987

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at September 30, 2015 and December 31, 2014 is as follows:

	September 30	December 31
	2015	2014
	(In thousands)
Contractual required payments receivable	$357,702	$535,425
Less: Non-accretable discount	21,675	62,410
Cash expected to be collected	336,027	473,015
Less: Accretable yield	95,858	109,859
Carrying amount, gross	240,169	363,156
Less: Allowance for covered loan and lease losses	90,332	64,245
Carrying amount, net	$149,837	$298,911

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and nine-month periods periods ended September 30, 2015 and 2014:

	Quarter Ended September 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$55,806	$27,473	$18,349	$1,103	$1,910	$104,641
Accretion	(3,543)	(10,100)	(1,446)	(711)	(214)	(16,014)
Change in expected cash flows	4,320	43,775	(10,749)	270	118	37,734
Transfer from (to) non-accretable discount	(2,188)	(30,400)	175	307	1,603	(30,503)
Balance at end of period	$54,395	$30,748	$6,329	$969	$3,417	$95,858

Non-Accretable Discount Activity:
Balance at beginning of period	$11,402	$-	$-	$-	$9,730	$21,132
Change in actual and expected losses	(8)	(30,400)	175	307	(34)	(29,960)
Transfer from (to) accretable yield	2,188	30,400	(175)	(307)	(1,603)	30,503
Balance at end of period	$13,582	$-	$-	$-	$8,093	$21,675

	Nine-Month Period Ended September 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,919	$20,753	$2,479	$1,072	$109,859
Accretion	(10,337)	(28,002)	(2,470)	(3,040)	(427)	(44,276)
Change in expected cash flows	4,320	43,775	(10,749)	270	118	37,734
Transfer from (to) non-accretable discount	12,776	(22,944)	(1,205)	1,260	2,654	(7,459)
Balance at end of period	$54,395	$30,748	$6,329	$969	$3,417	$95,858

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected losses	(990)	(47,408)	(1,205)	1,260	149	(48,194)
Transfer from (to) accretable yield	(12,776)	22,944	1,205	(1,260)	(2,654)	7,459
Balance at end of period	$13,582	$-	$-	$-	$8,093	$21,675

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$50,586	$70,227	$-	$5,100	$2,148	$128,061
Accretion	(3,882)	(13,044)	(1,056)	(2,500)	(404)	(20,886)
Transfer from (to) non-accretable discount	-	698	1,056	305	750	2,809
Balance at end of period	$46,704	$57,881	$-	$2,905	$2,494	$109,984

Non-Accretable Discount Activity:
Balance at beginning of period	$29,859	$46,596	$-	$-	$8,769	$85,224
Change in actual and expected losses	(888)	(5,648)	1,056	305	700	(4,475)
Transfer (to) from accretable yield	-	(698)	(1,056)	(305)	(750)	(2,809)
Balance at end of period	$28,971	$40,250	$-	$-	$8,719	$77,940

	Nine-Month Period Ended September 30, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$53,250	$95,093	$1,690	$10,238	$2,688	$162,959
Accretion	(12,079)	(45,037)	(3,206)	(7,888)	(944)	(69,154)
Transfer from (to) non-accretable discount	5,533	7,825	1,516	555	750	16,179
Balance at end of period	$46,704	$57,881	$-	$2,905	$2,494	$109,984

Non-Accretable Discount Activity:
Balance at beginning of period	$39,182	$81,092	$-	$-	$9,203	$129,477
Change in actual and expected losses	(4,678)	(33,017)	1,516	555	266	(35,358)
Transfer (to) from accretable yield	(5,533)	(7,825)	(1,516)	(555)	(750)	(16,179)
Balance at end of period	$28,971	$40,250	$-	$-	$8,719	$77,940

At September 30, 2015, $92.8 million in gross loans continue subject to the loss-sharing agreements with the FDIC and are disclosed under the name "loans secured by 1-4 family residential properties." At September 30, 2015, the net carrying amount of these loans was $60.1 million.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,827	$4,427
Years 2003 and 2004	6,275	7,042
Year 2005	3,686	4,585
Year 2006	8,270	9,274
Years 2007, 2008 and 2009	14,949	8,579
Years 2010, 2011, 2012, 2013	10,264	7,365
Years 2014 and 2015	185	-
	47,456	41,272
Non-traditional	3,482	3,224
Loss mitigation program	19,227	20,934
	70,165	65,430
Commercial
Commercial secured by real estate
Middle market	14,101	9,534
Retail	8,958	9,000
	23,059	18,534
Other commercial and industrial
Institutional	193,904	-
Middle market	2,270	618
Retail	2,364	2,527
Floor plan	475	-
	199,013	3,145
	222,072	21,679
Consumer
Credit cards	344	375
Personal lines of credit	60	110
Personal loans	1,598	1,092
Cash collateral personal loans	2	13
	2,004	1,590
Auto and leasing	10,076	8,668
Total non-accrual originated loans	$304,317	$97,367

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2015	2014
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$326	$351
Floor plan	477	407
	803	758
Other commercial and industrial
Retail	61	195
Floor plan	9	234
	70	429
	873	1,187
Consumer
Credit cards	769	1,399
Personal loans	41	77
	810	1,476
Auto	1,244	1,512
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,927	4,175
Total non-accrual loans	$307,244	$101,542

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

During the quarter ended March 31, 2015, the revolving line of credit to PREPA was classified as non-accrual. At September 30, 2015, this line of credit had an unpaid principal balance of $193.9 million. For the second and third quarter of 2015, interest payments received were applied to principal. As of September 30, 2015, the specific reserve was $23.4 million.

At September 30, 2015 and December 31, 2014, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $91.2 million and $274.4 million, respectively, as they are performing under their new terms. At December 31, 2014, the balance included the revolving line of credit to PREPA.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $233.6 million and $236.9 million at September 30, 2015 and December 31, 2014, respectively. Impaired commercial loans at September 30, 2015 and December 31, 2014 included the PREPA line of credit with an unpaid principal balance of $193.9 million and $200.0 million, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $26.8 million and $841 thousand at September 30, 2015 and December 31, 2014, respectively. The valuation allowance for impaired commercial loans at September 30, 2015 includes $23.4 million of specific allowance for PREPA recorded during the quarter ended March 31, 2015.The total investment in impaired mortgage loans was $90.5 million and $94.2 million at September 30, 2015 and December 31, 2014, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to $8.2 million and $9.0 million at September 30, 2015 and December 31, 2014, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans, excluding acquired Eurobank loans, categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$213,930	$206,227	$26,809	13%
Residential troubled-debt restructuring	97,203	90,530	8,249	9%
Impaired loans with no specific allowance:
Commercial	30,464	26,887	N/A	N/A
Total investment in impaired loans	$341,597	$323,644	$35,058	11%

	December 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$6,349	$6,226	$841	14%
Residential troubled-debt restructuring	99,947	94,185	8,968	10%
Impaired loans with no specific allowance
Commercial	237,806	230,044	N/A	N/A
Total investment in impaired loans	$344,102	$330,455	$9,809	3%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans

Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$494	$485	N/A	N/A
Total investment in impaired loans	$494	$485	$-	-

	December 31, 2014
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$672	$672	N/A	N/A
Total investment in impaired loans	$672	$672	$-	-

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 and their related allowance for loan and lease losses at September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools:
Mortgage	$617,268	$22,762	$557	2%
Commercial	307,271	185,274	11,780	6%
Construction	88,365	88,202	4,787	5%
Auto	173,979	173,979	2,862	2%
Total investment in impaired loan pools	$1,186,883	$470,217	$19,986	4%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31 , 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools:
Commercial	289,228	255,619	5,506	2%
Construction	90,786	83,751	7,970	10%
Consumer	35,812	29,888	5	0%
Total investment in impaired loan pools	$415,826	$369,258	$13,481	4%

The tables above only present information with respect to acquired BBVAPR loans and pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses. As of September 30, 2015, the Company eliminated the specific allowance of $5 thousand maintained on impaired acquired BBVAPR consumer loan pool accounted under ASC 310-30 because there was an increase in the net present value of cash flows expected to be collected from such pool when compared with the recorded investment. Likewise, the increase in mortgage and auto loan pools from December 31, 2014 to  September 30, 2015 was caused by the establishment of a specific reserve with respect to impaired mortgage and auto loan pools that were required based on the net present value of the cash flows expected to be collected.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools:
Loans secured by 1-4 family residential properties	$108,537	$105,734	$32,685	31%
Construction and development secured by 1-4 family residential properties	11,506	3,185	2,707	85%
Commercial and other construction	137,163	128,543	54,697	43%
Consumer	6,935	2,708	243	9%
Total investment in impaired loan pools	$264,141	$240,170	$90,332	38%
	December 31, 2014
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$134,579	$106,116	$15,522	15%
Construction and development secured by 1-4 family residential properties	57,123	19,562	10,724	55%
Commercial and other construction	93,894	74,069	37,610	51%
Consumer	7,992	4,506	389	9%
Total investment in impaired loan pools	$293,588	$204,253	$64,245	31%

The decrease in construction loan pools from December 31, 2014 to  September 30, 2015 was mostly caused by the sale of covered commercial loans during the quarter ended September 30, 2015. The increase in loans secured by 1-4 family residential properties, commercial and other construction loan pools from December 31, 2014 to  September 30, 2015 was caused by the establishment of a specific reserve with respect to impaired commercial and other construction loan pools that were required based on the net present value of the cash flows expected to be collected.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized on commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,
	2015		2014
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$37	$207,610	$28	$5,103
Residential troubled-debt restructuring	788	90,278	666	91,293
Impaired loans with no specific allowance
Commercial	365	31,159	1,728	89,029
	1,190	329,047	2,422	185,425
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	-	1,077	-	-
Total interest income from impaired loans	$1,190	$330,124	$2,422	$185,425

	Nine-Month Period Ended September 30,
	2015		2014
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$73	$166,633	$83	$6,187
Residential troubled-debt restructuring	2,381	90,903	1,876	89,597
Impaired loans with no specific allowance
Commercial	727	74,247	5,185	44,203
	$3,181	$331,783	$7,144	$139,987
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	-	1,641	-	-
Total interest income from impaired loans	$3,181	$333,424	$7,144	$139,987

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	30	$3,846	6.34%	338	$3,992	4.45%	180
Commercial	3	1,001	6.50%	12	8,511	3.19%	12
Consumer	27	170	12.41%	70	400	12.32%	52

	Nine-Month Period Ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	127	$15,455	5.07%	346	$15,586	4.21%	306
Commercial	7	5,534	6.77%	67	13,045	4.52%	57
Consumer	59	567	13.87%	71	840	13.33%	60
Auto	1	64	12.95%	72	65	12.95%	72

	Quarter Ended September 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	26	$3,016	5.62%	347	$2,965	4.22%	393
Commercial	20	200,007	7.25%	3	200,007	7.25%	10
Consumer	6	58	10.00%	61	68	9.66%	55

	Nine-Month Period Ended September 30, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	113	$14,562	5.99%	349	$14,162	4.21%	389
Commercial	21	200,080	7.25%	3	200,080	7.25%	10
Consumer	13	123	11.77%	55	139	11.48%	62

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2015 and 2014:

	Twelve-Month Period Ended September 30,
	2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	49	$5,396	15	$1,739
Consumer	8	$177	2	$5
Auto	1	$64	-	$-

Credit Quality Indicators

The Company categorizes originated commercial loans and acquired BBVAPR commercial loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, and prior loss experience, and the results of periodic credit reviews of individual loans.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	September 30, 2015
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$224,110	$206,678	$15,227	$-	$-	$2,205
Institutional	34,342	26,101	8,023	-	-	218
Middle market	207,255	182,617	9,368	-	-	15,270
Retail	211,761	191,523	4,633	4,821	-	10,784
Floor plan	2,925	2,925	-	-	-	-
Real estate	16,766	16,766	-	-	-	-
	697,159	626,610	37,251	4,821	-	28,477
Other commercial and industrial:
Corporate	71,714	66,054	-	-	-	5,660
Institutional	383,786	189,882	-	-	-	193,904
Middle market	107,843	102,757	2,395	-	-	2,691
Retail	92,668	87,839	673	2,110	-	2,046
Floor plan	36,183	33,453	2,169	225	-	336
	692,194	479,985	5,237	2,335	-	204,637
Total	1,389,353	1,106,595	42,488	7,156	-	233,114

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	326	-	-	326	-	-
Floor plan	2,948	1,641	829	-	-	478
	3,274	1,641	829	326	-	478
Other commercial and industrial:
Retail	3,788	3,777	-	11	-	-
Floor plan	674	666	-	1	-	7
	4,462	4,443	-	12	-	7
Total	7,736	6,084	829	338	-	485
Total	$1,397,089	$1,112,679	$43,317	$7,494	$-	$233,599

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

All loans individually measured for impairment are classified as substandard at September 30, 2015 and December 31, 2014.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2015 and December 31, 2014, the Company had outstanding credit facilities of approximately $418.5 million and $619.0 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment.  Approximately $203 million of these loans are general obligations debt of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations debt.

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

At September 30, 2015, we had approximately $215.6 million of credit facilities to central government and public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $193.9 million; and

•           The Puerto Rico Housing Finance Authority with an outstanding balance of $20.9 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to public corporations decreased during the second quarter as a result of a repayment in full of a $75 million loan by the Puerto Rico Aqueduct and Sewer Authority and in the third quarter as a result of a repayment in full of a $78 million loan by the State Insurance Fund Corporation.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $193.9 million as of September 30, 2015.  As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. Since April 1, 2015, interest payments have been applied to principal. At September 30, 2015, the specific allowance for PREPA amounted to $23.4 million.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	September 30, 2015
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$59,581	$52,550	$82	$2,267	$999	$1,083	$1,818	$782
Years 2003 and 2004	101,863	89,211	364	4,723	1,763	1,064	2,999	1,739
Year 2005	55,600	48,517	-	2,525	287	1,192	2,208	871
Year 2006	80,427	65,839	97	2,854	1,070	1,708	5,354	3,505
Years 2007, 2008 and 2009	94,318	72,491	281	2,151	1,447	3,926	9,984	4,038
Years 2010, 2011, 2012 2013	154,531	139,927	538	1,248	139	4,007	4,338	4,334
Years 2014 and 2015	76,392	76,111	-	96	-	185	-	-
	622,712	544,646	1,362	15,864	5,705	13,165	26,701	15,269
Non-traditional	32,249	26,863	-	1,918	375	1,362	1,731	-
Loss mitigation program	100,167	16,289	2,479	1,530	1,194	1,723	1,691	75,261
	755,128	587,798	3,841	19,312	7,274	16,250	30,123	90,530
Home equity secured personal loans	515	451	64	-	-	-	-	-
GNMA's buy-back option program	6,993	-	-	-	973	3,840	2,180	-
	762,636	588,249	3,905	19,312	8,247	20,090	32,303	90,530
Consumer
Credit cards	21,148	20,186	436	182	123	221	-	-
Overdrafts	275	260	15	-	-	-	-	-
Unsecured personal lines of credit	2,184	2,087	31	27	39	-	-	-
Unsecured personal loans	187,826	184,441	1,737	786	835	27	-	-
Cash collateral personal loans	16,323	16,047	171	103	-	2	-	-
	227,756	223,021	2,390	1,098	997	250	-	-
Auto and Leasing	647,544	566,993	52,350	19,215	6,668	2,318	-	-
	1,637,936	1,378,263	58,645	39,625	15,912	22,658	32,303	90,530
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	36,526	34,511	825	422	351	417	-	-
Personal loans	3,248	3,102	89	14	11	32	-	-
	39,774	37,613	914	436	362	449	-	-
Auto	124,120	111,149	9,010	2,921	752	288	-	-
	163,894	148,762	9,924	3,357	1,114	737	-	-
Total	$1,801,830	$1,527,025	$68,569	$42,982	$17,026	$23,395	$32,303	$90,530

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$65,744	$53,432	$3,963	$3,083	$1,044	$1,360	$1,975	$887
Years 2003 and 2004	109,669	86,941	10,391	4,362	1,657	3,215	1,330	1,773
Year 2005	60,472	49,275	3,824	2,205	389	1,673	1,893	1,213
Year 2006	85,550	65,113	5,263	2,967	1,242	2,801	4,624	3,540
Years 2007, 2008 and 2009	93,489	76,246	4,230	1,809	337	3,986	2,813	4,068
Years 2010, 2011, 2012 2013	162,316	148,832	2,698	2,490	938	1,397	1,296	4,665
Year 2014	42,108	41,818	290	-	-	-	-	-
	619,348	521,657	30,659	16,916	5,607	14,432	13,931	16,146
Non-traditional	36,200	30,916	1,477	584	478	600	2,096	49
Loss mitigation program	93,443	10,882	995	1,123	802	405	1,246	77,990
	748,991	563,455	33,131	18,623	6,887	15,437	17,273	94,185
Home equity secured personal loans	517	517	-	-	-	-	-	-
GNMA's buy-back option program	42,243	-	-	-	6,416	20,729	15,098	-
	791,751	563,972	33,131	18,623	13,303	36,166	32,371	94,185
Consumer
Credit cards	19,071	18,198	360	139	171	203	-	-
Overdrafts	307	287	20	-	-	-	-	-
Unsecured personal lines of credit	2,200	1,970	102	25	38	62	3	-
Unsecured personal loans	147,939	144,696	1,822	743	623	55	-	-
Cash collateral personal loans	17,243	16,920	275	39	9	-	-	-
	186,760	182,071	2,579	946	841	320	3	-
Auto and Leasing	575,582	503,588	47,658	16,916	5,196	2,224	-	-
	1,554,093	1,249,631	83,368	36,485	19,340	38,710	32,374	94,185
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	41,848	38,419	1,376	654	589	810	-	-
Personal loans	3,496	3,221	151	47	39	38	-	-
	45,344	41,640	1,527	701	628	848	-	-
Auto	184,782	169,064	11,003	3,453	767	495	-	-
	230,126	210,704	12,530	4,154	1,395	1,343	-	-
Total	$1,784,219	$1,460,335	$95,898	$40,639	$20,735	$40,053	$32,374	$94,185

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at September 30, 2015 and December 31, 2014 was as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Allowance for loans and lease losses on non-acquired loans:
Originated and other loans and leases held for investment:
Mortgage	$17,292	$19,679
Commercial	35,524	8,432
Consumer	10,816	9,072
Auto and leasing	16,674	14,255
Unallocated	45	1
Total allowance for originated and other loans and lease losses	80,351	51,439

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	22	65
Consumer	3,057	1,211
Auto	2,394	3,321
	5,473	4,597
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	473	-
Commercial	16,567	13,476
Consumer	84	5
Auto	2,862	-
	19,986	13,481
Total allowance for acquired BBVAPR loans and lease losses	105,810	69,517
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	32,685	15,522
Commercial and other construction	57,280	48,334
Consumer	367	389
Total allowance for acquired Eurobank loan and lease losses	90,332	64,245
Total allowance for loan and lease losses	$196,142	$133,762

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

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended June 30, 2015 an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer and commercial loan portfolios.  The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2015.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months.  For auto and leasing and consumer, a look back period of 24 months was maintained.  In addition, during the quarter ended June 30, 2015, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look-back period and the result of the assessment in economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. No changes were made during the quarter ended September 30, 2015.

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the associated loans for our originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended September 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,076	$34,779	$10,464	$15,064	$606	$78,989
Charge-offs	(1,058)	(828)	(2,471)	(8,510)	-	(12,867)
Recoveries	270	63	186	3,251	-	3,770
Provision (recapture) for originated and other loans and lease losses	4	1,510	2,637	6,869	(561)	10,459
Balance at end of period	$17,292	$35,524	$10,816	$16,674	$45	$80,351

	Nine-Month Period Ended September 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(3,829)	(2,317)	(6,456)	(24,307)	-	(36,909)
Recoveries	338	372	729	10,060	-	11,499
Provision (recapture) for originated and other loans and lease losses	1,104	29,037	7,471	16,666	44	54,322
Balance at end of period	$17,292	$35,524	$10,816	$16,674	$45	$80,351

	September 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,249	$26,809	$-	$-	$-	$35,058
Collectively evaluated for impairment	9,043	8,715	10,816	16,674	45	45,293
Total ending allowance balance	$17,292	$35,524	$10,816	$16,674	$45	$80,351
Loans:
Individually evaluated for impairment	$90,530	$233,114	$-	$-	$-	$323,644
Collectively evaluated for impairment	672,106	1,156,239	227,756	647,544	-	2,703,645
Total ending loan balance	$762,636	$1,389,353	$227,756	$647,544	$-	$3,027,289

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,062	$12,423	$7,887	$11,127	$139	$50,638
Charge-offs	(1,563)	(1,081)	(1,585)	(7,393)	-	(11,622)
Recoveries	138	56	66	2,434	-	2,694
Provision (recapture) for originated and other loan and lease losses	1,235	(2,286)	2,341	7,236	43	8,569
Balance at end of period	$18,872	$9,112	$8,709	$13,404	$182	$50,279

	Nine-Month Period Ended September 30, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(3,764)	(2,043)	(3,820)	(17,994)	-	(27,621)
Recoveries	374	269	457	6,094	-	7,194
Provision (recapture) for originated and other loan and lease losses	2,325	(4,011)	6,066	17,438	(193)	21,625
Balance at end of period	$18,872	$9,112	$8,709	$13,404	$182	$50,279

	December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,968	$841	$-	$-	$-	$9,809
Collectively evaluated for impairment	10,711	7,591	9,072	14,255	1	41,630
Total ending allowance balance	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Loans:
Individually evaluated for impairment	$94,185	$236,270	$-	$-	$-	$330,455
Collectively evaluated for impairment	697,566	1,053,462	186,760	575,582	-	2,513,370
Total ending loan balance	$791,751	$1,289,732	$186,760	$575,582	$-	$2,843,825

During the quarter ended March 31, 2015 the Company placed its $200 million participation in a line of credit to PREPA on non-accrual status and recorded a $24.0 million provision for loan and lease losses. Since April 1, 2015, interest payments received have been applied to principal. As of September 30, 2015, the specific reserve was maintained at $23.4 million.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended September 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$54	$2,616	$2,859	$-	$5,529
Charge-offs	(22)	(1,103)	(1,150)	-	(2,275)
Recoveries	7	59	502	-	568
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(17)	1,485	183	-	1,651
Balance at end of period	$22	$3,057	$2,394	$-	$5,473

	Nine-Month Period Ended September 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$65	$1,211	$3,321	$-	$4,597
Charge-offs	(38)	(3,789)	(3,454)	-	(7,281)
Recoveries	24	622	1,574	-	2,220
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(29)	5,013	953	-	5,937
Balance at end of period	$22	$3,057	$2,394	$-	$5,473

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$22	$3,057	$2,394	$-	$5,473
Total ending allowance balance	$22	$3,057	$2,394	$-	$5,473
Loans:
Individually evaluated for impairment	$485	$-	$-	$-	$485
Collectively evaluated for impairment	7,251	39,774	124,120	-	171,145
Total ending loan balance	$7,736	$39,774	$124,120	$-	$171,630

	Quarter Ended September 30, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$464	$338	$2,642	$-	$3,444
Charge-offs	(228)	(1,432)	(1,748)	-	(3,408)
Recoveries	35	139	519	-	693
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(1)	1,986	1,746	-	3,731
Balance at end of period	$270	$1,031	$3,159	$-	$4,460

	Nine-Month Period Ended September 30, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$926	$-	$1,428	$-	$2,354
Charge-offs	(512)	(5,442)	(4,414)	-	(10,368)
Recoveries	65	363	1,504	-	1,932
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(209)	6,110	4,641	-	10,542
Balance at end of period	$270	$1,031	$3,159	$-	$4,460

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$65	$1,211	$3,321	$-	$4,597
Total ending allowance balance	$65	$1,211	$3,321	$-	$4,597
Loans:
Individually evaluated for impairment	$672	$-	$-	$-	$672
Collectively evaluated for impairment	12,003	45,344	184,782	-	242,129
Total ending loan balance	$12,675	$45,344	$184,782	$-	$242,801

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our acquired BBVAPR loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended September 30, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$473	$14,940	$84	$2,862	$18,359
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	-	5,979	-	-	5,979
Loan pools fully charged-off	-	(4,352)	-	-	(4,352)
Balance at end of period	$473	$16,567	$84	$2,862	$19,986

	Nine-Month Period Ended September 30, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$13,476	$5	$-	$13,481
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	473	7,443	79	2,862	10,857
Loan pools fully charged-off	-	(4,352)	-	-	(4,352)
Balance at end of period	$473	$16,567	$84	$2,862	$19,986

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2014
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$6,216	$62	$-	$6,278
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	-	3,899	(57)	-	3,842
Balance at end of period	$-	$10,115	$5	$-	$10,120

	Nine-Month Period Ended September 30, 2014
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$1,713	$418	$732	$2,863
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	-	8,402	(413)	(732)	7,257
Balance at end of period	$-	$10,115	$5	$-	$10,120

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2015 and 2014 were as follows:

	Quarter Ended September 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$17,593	$53,470	$389	$-	$71,452
Provision for acquired Eurobank loans and lease losses, net	15,813	17,398	279	-	33,490
Loan pools fully charged-off	(721)	(13,588)	(301)	-	(14,610)
Balance at end of period	$32,685	$57,280	$367	$-	$90,332

	Nine-Month Period Ended September 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,522	$48,334	$389	$-	$64,245
Provision for acquired Eurobank loans and lease losses, net	17,779	$20,136	279	-	38,194
Loan pools fully charged-off	(721)	(13,588)	(301)	-	(14,610)
FDIC shared-loss portion of provision for loan and lease losses, net	105	2,398	-	-	2,503
Balance at end of period	$32,685	$57,280	$367	$-	$90,332

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2014
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$14,924	$43,976	$615	$-	$59,515
Provision for (recapture of) acquired Eurobank loans and lease losses, net	(165)	1,461	(181)	-	1,115
FDIC shared-loss portion of provision for loan and lease losses, net	493	1,149	(45)	-	1,597
Balance at end of period	$15,252	$46,586	$389	$-	$62,227

	Nine-Month Period Ended September 30, 2014
	Mortgage	Commercial	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$12,495	$39,619	$615	$-	$52,729
Provision for Eurobank loans and lease losses, net	2,144	2,376	(181)	-	4,339
FDIC shared-loss portion of provision for Eurobank loans and lease losses, net	613	4,591	(45)	-	5,159
Balance at end of period	$15,252	$46,586	$389	$-	$62,227

The FDIC shared-loss portion of provision for (recapture of) acquired Eurobank loans and lease losses, net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing (decreasing) the FDIC loss-share indemnification asset. The FDIC loss sharing obligations, related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. The remaining covered loans are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At September 30, 2015, allowance for loan losses on loans covered by the FDIC shared-loss agreement amounted $32.7 million and the provision for loan losses for the quarter and nine-month period ended September 30, 2015 was $15.8 million and $18.1 million, respectively.

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$22,704	$143,660	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	-	(12,837)	(17,171)	(31,537)
Shared-loss agreements reimbursements expected from the FDIC	-	-	(20,917)	-
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	-	1,597	2,503	5,159
FDIC indemnification asset expense	(1,215)	(16,059)	(35,948)	(51,180)
Incurred expenses to be reimbursed under shared-loss agreements	1,406	4,258	(2,950)	8,937
Balance at end of period	$22,895	$120,619	$22,895	$120,619

True-up payment obligation:
Balance at beginning of period	$23,577	$20,231	$21,981	$18,510
Change in true-up payment obligation	864	875	2,460	2,596
Balance at end of period	$24,441	$21,106	$24,441	$21,106

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC loss share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At September 30, 2015, the Company had a $25 million receivable from the FDIC, included in other assets in the unaudited statements of financial condition, corresponding to the loss-share certifications for commercial and other non-single family loans for the second quarter of 2015. At September 30, 2015, the FDIC indemnification asset reflects only the balance for single family residential mortgage loans. Notwithstanding the expiration of loss share coverage of non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015 and a $20 million receivable from the FDIC was included in other assets in the unaudited statements of financial condition related to this reimbursement.

The FDIC indemnification asset expense of $1.2 million and $35.9 million for the quarter and nine-month period ended September 30, 2015, respectively, decreased when compared to $16.1 million and $51.2 million for the same periods in 2014. The decrease during the quarter and nine-month period was principally driven by the expiration of the FDIC loss share coverage for commercial loans and other non-single family loans.  During the nine-month periods ended September 30, 2015 and 2014, the amortization expense totaled $2.3 million and $594 thousand, respectively, primarily as a result of  stepped up cost recoveries on certain construction, commercial, and leasing pools.

Also in connection with the FDIC assisted acquisition, the Bank agreed to make a true-up payment, also known as a clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset premium (discount) of ($227.5 million) (or ($56.9 million)); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The true-up payment represents an estimated liability of $24.4 million and $22.0 million, net of discount, as of September 30, 2015 and December 31, 2014, respectively. The estimated liability is included within accrued expenses and other liabilities in the unaudited consolidated statements of financial condition.

The true-up payment obligation, also known as clawback liability, may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. During the quarters and nine-month periods ended September 30, 2015 and 2014 the fair value of the true-up payment obligation increased by $864 thousand and $2.5 million and $875 thousand and $2.6 million, respectively. These changes in fair value are included as change in true-up payment obligation within FDIC shared-loss expense, net, in the unaudited consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Carrying amount (fair value)	$24,441	$21,981
Undiscounted amount	$33,385	$40,266

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

At September 30, 2015, the servicing asset amounted to $6.5 million ($14.0 million — December 31, 2014) related to mortgage servicing rights.

During the second quarter of 2015, the Company completed the sale of certain servicing assets for approximately $7.0 million. The Company recognized a loss of $2.7 million related to this transaction, which is included as other non-interest (loss) income in the unaudited consolidated statements of operations.

The following table presents the changes in servicing rights measured using the fair value method for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Fair value at beginning of year	$5,791	$13,970	$13,992	$13,801
Sale of mortgage servicing rights	-	-	(6,985)	-
Servicing from mortgage securitizations or asset transfers	748	554	2,808	1,608
Changes due to payments on loans	(242)	(427)	(974)	(799)
Changes in fair value related to price of MSR's held for sale	-	-	(2,716)	-
Changes in fair value due to changes in valuation model inputs or assumptions	166	(111)	338	(624)
Fair value at end of year	$6,463	$13,986	$6,463	$13,986

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for nine-month periods ended September 30, 2015 and 2014:

	Nine-Month Period Ended September 30,
	2015	2014
Constant prepayment rate	5.49% - 10.58%	5.60% - 10.08%
Discount rate	10.00% - 12.00%	10.00% - 12.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

September 30, 2015
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$6,463
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(183)
Decrease in fair value due to 20% adverse change	$(356)
Discount rate
Decrease in fair value due to 10% adverse change	$(256)
Decrease in fair value due to 20% adverse change	$(493)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarter and nine-month period ended September 30, 2015 totaled $374 thousand and $705 thousand, respectively. Servicing fees on mortgage loans for the quarter and nine-month period ended September 30, 2014 totaled $190 thousand and $341 thousand, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$1,115	$5,555
Interest rate swaps not designated as hedges	2,139	2,399
Interest rate caps	36	152
Other	-	1
	$3,290	$8,107
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	6,395	8,585
Interest rate swaps not designated as hedges	2,139	2,399
Interest rate caps	36	152
Other	52	85
	$8,622	$11,221

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at September 30, 2015:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4400%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6400%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6600%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6800%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	38,322	2.4200%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$263,322

An accumulated unrealized loss of $6.4 million and $8.6 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at September 30, 2015 and December 31, 2014, respectively, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

For September 30, 2015 and December 31, 2014, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $2.1 million and $2.4 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At September 30, 2015 and December 31, 2014, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $2.1 million and $2.4 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at September 30, 2015:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,819	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5100%	1-Month LIBOR	04/11/09	04/11/19
	$16,319

Interest Rate Swaps - Mirror Image Derivatives	$3,819	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5100%	1-Month LIBOR	04/11/09	04/11/19
	$16,319

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At September 30, 2015 and December 31, 2014, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $1.1 million (notional amount of $3.4 million) and $5.6 million (notional amount of $10.7 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $1.0 million (notional amount of $3.2 million) and $5.5 million (notional amount of $10.5 million), respectively.

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. For both September 30, 2015 and December 31, 2014, the outstanding total notional amount of interest rate caps was $109.9 million. At September 30, 2015 and December 31, 2014, the interest rate caps sold to clients represented a liability of $36 thousand and $152 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At September 30, 2015 and December 31, 2014, the interest rate caps purchased as mirror-images represented an asset of $36 thousand and $152 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2015 and December 31, 2014 consists of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Loans, excluding loans accounted for under ASC 310-30	$13,953	$17,005
Investments	4,672	4,340
	$18,625	$21,345

Other assets at September 30, 2015 and December 31, 2014 consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
FDIC receivable	$44,849	$14,974
Prepaid expenses	14,151	16,018
Receivable from sale of non-performing loans and foreclosed real estate	12,989	-
Other repossessed assets	8,948	21,800
Core deposit and customer relationship intangibles	8,314	9,743
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	44,433	38,830
	$141,044	$108,725

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2015, the FDIC receivable included a $24.9 million receivable corresponding to the FDIC loss-share certification from the second quarter of 2015 for non-single family residential loans, as the loss share period on these loans was in effect until June 30, 2015. In addition, the FDIC receivable included $20.0 million corresponding to FDIC shared-loss portion of losses in the sale of certain covered non-performing commercial loans during the quarter ended September 30, 2015 as part of an agreement made with the FDIC in July 2015. At December 31, 2014, the FDIC receivable included a $15.0 million receivable corresponding to the FDIC loss-share certification from the third quarter of 2014 that was received in January 2015.

At September 30, 2015, the Company had a $13.0 million receivable related to the bulk sale of non-performing covered and non-covered commercial loans and foreclosed real estate during the quarter ended September 30, 2015.

Prepaid expenses amounting to $14.2 million and $16.0 million at September 30, 2015 and December 31, 2014, respectively, include prepaid municipal, property and income taxes aggregating to $9.3 million and $9.6 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2015 and December 31, 2014, this core deposit intangible amounted to $5.6 million and $6.5 million, respectively. In addition, the Company recorded a customer relationship intangible amounting to $5.0 million representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition as of December 31, 2012.  At September 30, 2015 and December 31, 2014, this customer relationship intangible amounted to $2.7 million and $3.3 million, respectively.

Other repossessed assets totaled $8.9 million and $21.8 million at September 30, 2015 and December 31, 2014, respectively, include repossessed automobiles amounting to $8.3 million and $20.7 million, respectively, which are recorded at their net realizable value.

At both September 30, 2015 and December 31, 2014, tax credits for the Company totaled $6.3 million. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2015 and December 31, 2014 consist of the following:

	September 30,	December 31,
	2015	2014
	(In thousands)
Non-interest bearing demand deposits	$792,110	$745,570
Interest-bearing savings and demand deposits	2,330,018	2,544,664
Individual retirement accounts	272,276	302,622
Retail certificates of deposit	456,320	452,150
Institutional certificates of deposit	213,224	260,090
Total core deposits	4,063,948	4,305,096
Brokered deposits	653,126	619,310
Total deposits	$4,717,074	$4,924,406

Brokered deposits include $577.6 million in certificates of deposits and $75.5 million in money market accounts at September 30, 2015, and $526.2 million in certificates of deposits and $93.1 million in money market accounts at December 31, 2014.

The weighted average interest rate of the Company’s deposits was 0.56% at September 30, 2015 and 0.66% at December 31, 2014. Interest expense for the quarters and nine-month periods ended September 30, 2015 and 2014 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Demand and savings deposits	$2,987	$4,003	$9,469	$13,834
Certificates of deposit	3,664	3,658	10,890	11,970
	$6,651	$7,661	$20,359	$25,804

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2015 and December 31, 2014, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $102.8 million and $96.8 million, respectively, with a weighted average rate of 0.77% and 0.78%, and were collateralized with investment securities with a fair value of $83.2 million and $76.3 million, respectively.

At September 30, 2015 and December 31, 2014, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $574.4 million and $608.1 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $9.8 million at a weighted average rate of 0.52% at September 30, 2015, and $6.9 million at a weighted average rate of 0.50% at December 31, 2014.

At September 30, 2015 and December 31, 2014, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $175.0 million and $318.5 million, respectively. These public funds were collateralized with commercial loans amounting to $411.4 million and $414.5 million at September 30, 2015 and December 31, 2014, respectively.

Excluding equity indexed options in the amount of $1.0 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.1 million and unamortized deposit discount in the amount of $381 thousand, the scheduled maturities of certificates of deposit at September 30, 2015 are as follows:

September 30, 2015
(In thousands)
Within one year:
Three (3) months or less	$207,581
Over 3 months through 1 year	738,878
946,459
Over 1 through 2 years	396,619
Over 2 through 3 years	113,719
Over 3 through 4 years	13,027
Over 4 through 5 years	47,020
$1,516,844

The table of scheduled maturities of certificates of deposits above includes brokered deposits.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $682 thousand and $845 thousand as of September 30, 2015 and December 31, 2014, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At September 30, 2015, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At September 30, 2015 and December 31, 2014, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.1 million and $2.3 million, respectively, were as follows:

	September 30,		December 31,
	2015		2014
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	328,532	354,353	307,816	328,198
Credit Suisse Securities (USA) LLC	670,000	745,025	670,000	760,327
Total	$998,532	$1,099,378	$977,816	$1,088,525

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.1 million, at September 30, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	$57,400	0.500%	8/20/2015	10/1/2015
	31,132	0.470%	9/22/2015	10/22/2015

2016	170,000	1.500%	12/6/2012	12/8/2016
	240,000	0.950%	12/10/2012	9/30/2016

2017	500,000	4.780%	3/2/2007	3/2/2017
	$998,532	2.921%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at September 30, 2015 and December 31, 2014. The information excludes repurchase agreement transactions which were collateralized with cash.

	September 30, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and
	Repurchase	Average	FHLMC	GNMA
	Liability	Rate	Certificates	Certificates	Total
	(Dollars in thousands)
Less than 90 days	88,532	0.49%	95,023	-	95,023
Over 90 days	910,000	3.16%	1,001,926	2,429	1,004,355
Total	$998,532	2.92%	$1,096,949	$2,429	$1,099,378

	December 31, 2014
			Market Value of Underlying Collateral

		Weighted	FNMA and
	Repurchase	Average	FHLMC	GNMA
	Liability	Rate	Certificates	Certificates	Total
	(Dollars in thousands)
Less than 90 days	$52,816	0.39%	$56,066	$-	$56,066
Over 90 days	925,000	2.83%	1,031,206	1,253	1,032,459

Total	$977,816	2.89%	$1,087,272	$1,253	$1,088,525

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2015 and December 31, 2014, these advances were secured by mortgage and commercial loans amounting to $1.1 billion and $1.2 billion, respectively. Also, at September 30, 2015 and December 31, 2014, the Company had an additional borrowing capacity with the FHLB-NY of $600.4 million and $606.6 million, respectively. At September 30, 2015 and December 31, 2014, the weighted average remaining maturity of FHLB’s advances was 6.9 months and 8.8 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2015.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $343 thousand, at September 30, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2015	$25,000	0.47%	9/4/2015	10/5/2015
	50,000	0.48%	9/10/2015	10/13/2015
	100,000	0.53%	9/16/2015	10/16/2015
	25,000	0.44%	9/24/2015	10/26/2015
	25,000	0.40%	9/30/2015	10/30/2015
	38,322	0.41%	9/1/2015	10/1/2015
	263,322

2017	4,326	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,945	2.59%	7/19/2013	7/20/2020
	$332,593	0.83%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $102.4 million at September 30, 2015 and $101.6 million at December 31, 2014.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund - September 30, 2015	$60,300
2015	1,675
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition amounted to $1.7 million and $4.0 million at September 30, 2015 and December 31, 2014, respectively, which mainly consists of unsecured fixed-rate borrowings.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at September 30, 2015 and December 31, 2014:

September 30, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$3,290	$-	$3,290	$2,016	$-	$1,274

December 31, 2014
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$8,107	$-	$8,107	$2,006	$-	$6,101

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$9,663	$-	$9,663	$-	$2,980	$6,683
Securities sold under agreements to repurchase	998,532	-	998,532	1,099,378	-	(100,846)
Total	$1,008,195	$-	$1,008,195	$1,099,378	$2,980	$(94,163)

December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$16,698	$-	$16,698	$-	$2,980	$13,718
Securities sold under agreements to repurchase	977,816	-	977,816	1,088,525	-	(110,709)
Total	$994,514	$-	$994,514	$1,088,525	$2,980	$(96,991)

NOTE 13 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters and the nine-month periods ended September 30, 2015 and 2014 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Balance at the beginning of period	$33,318	$24,151	$27,011	$18,963
New loans and disbursements	5,866	319	13,489	14,166
Repayments	(7,450)	1,174	(8,766)	(7,485)
Balance at the end of period	$31,734	$25,644	$31,734	$25,644

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

At September 30, 2015 and December 31, 2014, the Company’s net deferred tax asset amounted to $143.9 million and $108.7 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at September 30, 2015 and December 31, 2014. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At September 30, 2015 and December 31, 2014, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $153 thousand and $186 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. For both quarters ended September 30, 2015 and 2014, $11 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision. During the period ended September 30, 2015 and 2014, $33 thousand and $158 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits at September 30, 2015 and December 31, 2014 was $2.1 million and $2.6 million, respectively. The Company had accrued $122 thousand at September 30, 2015 and $470 thousand at December 31, 2014 for the payment of interest and penalties relating to unrecognized tax benefits. During this quarter $200 thousand was released based on negotiations with the IRS.

For the quarter ended September 30, 2015, income tax expense was $562 thousand compared to $8.0 million for the same period in 2014. For the nine-month period ended September 30, 2015, income tax expense was $2.3 million compared to $30.4 million for the same period in 2014.

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

As of September 30, 2015 and December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2015 and December 31, 2014, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2015 and December 31, 2014 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of September 30, 2015
Total capital to risk-weighted assets	$847,167	16.96%	$399,615	8.00%	$499,519	10.00%
Tier 1 capital to risk-weighted assets	$782,560	15.67%	$299,711	6.00%	$399,615	8.00%
Common equity tier 1 capital to risk-weighted assets	$601,788	12.05%	$224,783	4.50%	$324,687	6.50%
Tier 1 capital to average total assets	$782,560	10.93%	$286,493	4.00%	$358,117	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$851,437	17.57%	$387,772	8.00%	$484,715	10.00%
Tier 1 capital to risk-weighted assets	$776,525	16.02%	$193,886	4.00%	$290,829	6.00%
Tier 1 capital to average total assets	$776,525	10.61%	$292,738	4.00%	$365,922	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2015
Total capital to risk-weighted assets	$811,297	16.28%	$398,677	8.00%	$498,346	10.00%
Tier 1 capital to risk-weighted assets	$746,921	14.99%	$299,008	6.00%	$398,677	8.00%
Common equity tier 1 capital to risk-weighted assets	$746,921	14.99%	$224,256	4.50%	$323,925	6.50%
Tier 1 capital to average total assets	$746,921	10.50%	$284,481	4.00%	$355,601	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$820,884	16.99%	$386,444	8.00%	$483,055	10.00%
Tier 1 capital to risk-weighted assets	$746,177	15.45%	$193,222	4.00%	$289,833	6.00%
Tier 1 capital to average total assets	$746,177	10.26%	$290,879	4.00%	$363,599	5.00%

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of September 30, 2015 and December 31, 2014 accumulated issuance costs charged against additional paid in capital amounted to $10.1 million and $13.6 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2015 and December 31, 2014, the Bank’s legal surplus amounted to $70.4 million and $70.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the nine-month period ended September 30, 2015 the Company purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share. During the nine-month period ended September 30, 2014 the Company purchased 707,500 shares at an average price of $14.66 per share.

The number of shares that may yet be purchased under the $70 million program is estimated at 885,550 and was calculated by dividing the remaining balance of $7.7 million by $8.73 (closing price of the Company common stock at September 30, 2015). The Company did not purchase any shares of its common stock during the nine-month periods ended September 30, 2015 or 2014, other than through its publicly announced stock repurchase program.

The activity in connection with common shares held in treasury by the Company for the nine-month periods ended September 30, 2015 and 2014 is set forth below:

	Nine-Month Period Ended September 30,
	2015		2014
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,012,254	$97,070	7,030,101	$80,642
Common shares used upon lapse of restricted stock units	(58,279)	(641)	(36,294)	(384)
Common shares repurchased as part of the stock repurchase program	803,985	8,950	707,500	10,394
End of period	8,757,960	$105,379	7,701,307	$90,652

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of September 30, 2015 and December 31, 2014 consisted of:

	September 30,	December 31,
	2015	2014
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$25,173	$28,743
Unrealized loss on securities available-for-sale which are other-than-temporarily impaired	(338)	-
Income tax effect of unrealized gain on securities available-for-sale	(2,349)	(2,978)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	22,486	25,765
Unrealized loss on cash flow hedges	(6,395)	(8,585)
Income tax effect of unrealized loss on cash flow hedges	2,065	2,531
Net unrealized loss on cash flow hedges	(4,330)	(6,054)
Accumulated other comprehensive income, net of taxes	$18,156	$19,711

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30,
	2015			2014
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$18,832	$(4,531)	$14,301	$29,759	$(8,004)	$21,755
Other comprehensive income (loss) before reclassifications	3,175	(1,346)	1,829	(9,452)	(559)	(10,011)
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	584	-	584	-	-	-
Amounts reclassified out of accumulated other comprehensive income (loss)	(105)	1,547	1,442	11	1,656	1,667
Other comprehensive income	3,654	201	3,855	(9,441)	1,097	(8,344)
Ending balance	$22,486	$(4,330)	$18,156	$20,318	$(6,907)	$13,411

	Nine-Month Period Ended September 30,
	2015			2014
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$25,765	$(6,054)	$19,711	$11,433	$(8,242)	$3,191
Other comprehensive income before reclassifications	(4,037)	(2,894)	(6,931)	8,727	(3,584)	5,143
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	584	-	584	-	-	-
Amounts reclassified out of accumulated other comprehensive income	174	4,618	4,792	158	4,919	5,077
Other comprehensive income (loss)	(3,279)	1,724	(1,555)	8,885	1,335	10,220
Ending balance	$22,486	$(4,330)	$18,156	20,318	$(6,907)	$13,411

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Amount reclassified out of accumulated
	other comprehensive income
			Affected Line Item in
	Quarter Ended September 30,		Consolidated Statement
	2015	2014	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,622	$1,656	Net interest expense
Tax effect from increase in capital gains tax rate	(75)	-	Income tax expense
Available-for-sale securities:
Other-than-temporary impairment losses on investment securities	(246)	-	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	11	11	Income tax expense
Tax effect from increase in capital gains tax rate	130	-	Income tax expense
	$1,442	$1,667

	Amount reclassified out of accumulated
	other comprehensive income
			Affected Line Item in
	Nine-Month Period Ended September 30,		Consolidated Statement
	2015	2014	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$4,842	$4,919	Net interest expense
Tax effect from increase in capital gains tax rate	(224)	-	Income tax expense
Available-for-sale securities:
Other-than-temporary impairment losses on investment securities	(246)	-	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	33	158	Income tax expense
Tax effect from increase in capital gains tax rate	387	-	Income tax expense
	$4,792	$5,077

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – EARNINGS (LOSS) PER COMMON SHARE

The calculation of (loss) earnings per common share for the quarters and nine-month periods ended September 30, 2015 and 2014 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Net income (loss)	$4,569	$19,532	$(1,528)	$64,588
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,627)	(4,884)	(4,882)
Convertible preferred stock (Series C)	(1,838)	(1,838)	(5,512)	(5,514)
Income (loss) available to common shareholders	$1,104	$16,067	$(11,924)	$54,192
Effect of assumed conversion of the convertible ' ' preferred stock	1,838	1,838	5,512	5,514
Income (loss) available to common shareholders assuming conversion	$2,942	$17,905	$(6,412)	$59,706

Weighted average common shares and share equivalents:
Average common shares outstanding	43,929	45,055	44,353	45,131
Effect of dilutive securities:
Average potential common shares-options	46	160	85	162
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,171	7,147	7,171	7,147
Total weighted average common shares ' 'outstanding and equivalents	51,146	52,362	51,609	52,440
Earnings (loss) per common share - basic	$0.03	$0.36	$(0.27)	$1.20
Earnings (loss) per common share - diluted	$0.03	$0.34	$(0.27)	$1.14

In computing diluted (loss) earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at September 30, 2015, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended September 30, 2015 and 2014 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended September 30, 2015 and 2014, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 973,200 and 397,766, respectively. For the nine-month periods ended September 30, 2015 and 2014, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 648,563 and 325,994, respectively.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – GUARANTEES

At September 30, 2015, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $15.0 million (December 31, 2014 - $33.0 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2015 and December 31, 2014, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $25.0 million and $67.8 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2015 and 2014.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Balance at beginning of period	$289	$1,310	$927	$1,955
Net (charge-offs/terminations) recoveries	140	(232)	(498)	(877)
Balance at end of period	$429	$1,078	$429	$1,078

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case the Company is obligated to repurchase the loan. The recourse obligation will be fully extinguished before the end of 2017.

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine-month period ended September 30, 2015 the Company repurchased approximately $165 thousand and $3.4 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. During the quarter and nine-month period ended September 30, 2014 the Company repurchased approximately $1.9 million and $5.6 million, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2015, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $429 thousand (December 31, 2014– $927 thousand).

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. At September 30, 2015, the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $19.5 million in unpaid principal balance (December 31, 2014 – $10.7 million). A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During the quarter and nine-month period ended September 30, 2015, the Company recognized $418 thousand and $1.0 million in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $500 thousand and $2.0 million in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter and nine-month period ended September 30, 2014, the Company recognized $115 thousand and $261 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $979 thousand and $1.9 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2015, the Company serviced $625.3 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2015, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $305 thousand (December 31, 2014 - $391 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$432,006	$493,248
Commercial letters of credit	1,443	885

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

At September 30, 2015 and December 31, 2014, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at September 30, 2015 and $621 thousand at December 31, 2014.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2015 and December 31, 2014, is as follows:

	September 30,	December 31,
	2015	2014
	(In thousands)
Standby letters of credit and financial guarantees	$15,007	$32,970
Loans sold with recourse	24,996	67,803
Commitments to sell or securitize mortgage loans	61,597	10,207

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended September 30, 2015 and 2014, amounted to $2.3 million and $2.4 million, respectively. For the nine-month periods ended September 30, 2015 and 2014, rent expense amounted to $7.0 million and $7.3 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at September 30, 2015, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2015	$2,832
2016	7,697
2017	7,081
2018	6,066
2019	5,829
Thereafter	16,637
$46,142

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by recognized broker-dealers. Such securities are classified as level 1 or level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as level 3. At September 30, 2015 and December 31, 2014, the Company did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, are summarized below:

	September 30, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,007,705	$-	$1,007,705
Money market investments	4,736	-	-	4,736
Derivative assets	-	2,175	1,115	3,290
Servicing assets	-	-	6,463	6,463
Derivative liabilities	-	(8,622)	(1,041)	(9,663)
	$4,736	$1,001,258	$6,537	$1,012,531
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$233,598	$233,598
Foreclosed real estate	-	-	64,117	64,117
Other repossessed assets	-	-	8,948	8,948
	$-	$-	$306,663	$306,663

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,216,538	$-	$1,216,538
Money market investments	4,675	-	-	4,675
Derivative assets	-	2,552	5,555	8,107
Servicing assets	-	-	13,992	13,992
Derivative liabilities	-	(11,221)	(5,477)	(16,698)
	$4,675	$1,207,869	$14,070	$1,226,614
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$236,942	$236,942
Foreclosed real estate	-	-	95,661	95,661
Other repossessed assets	-	-	21,800	21,800
	$-	$-	$354,403	$354,403

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$2,138	$5,791	$(2,044)	$5,885
(Losses) gains included in earnings	(1,023)	-	972	(51)
New instruments acquired	-	748	-	748
Changes due to payments on loans	-	(242)	-	(242)
Amortization	-	-	31	31
Changes in fair value of servicing assets	-	166	-	166
Balance at end of period	$1,115	$6,463	$(1,041)	$6,537

	Nine-Month Period Ended September 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
(Losses) gains included in earnings	(4,440)	-	4,271	(169)
Sale of mortgage servicing rights held-for-sale	-	(6,985)	-	(6,985)
Changes due to payments on loans	-	(974)	-	(974)
New instruments acquired	-	2,808	-	2,808
Amortization	-	-	165	165
Changes in fair value related to price of MSRs held for sale	-	(2,716)	-	(2,716)
Changes in fair value of servicing assets	-	338	-	338
Balance at end of period	$1,115	$6,463	$(1,041)	$6,537

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$-	$6,580	$13,970	$(6,368)	$14,182
(Losses) gains included in earnings	-	(818)	-	675	(143)
New instruments acquired	-	-	554	-	554
Principal repayments	-	-	(427)	-	(427)
Amortization	-	-	-	105	105
Changes in fair value of servicing assets	-	-	(111)	-	(111)
Balance at end of period	$-	$5,762	$13,986	$(5,588)	$14,160

	Nine-Month Period Ended September 30, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(10,668)	-	9,639	(1,029)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	1,608	-	1,608
Principal repayments	(20,000)	-	(799)	-	(20,799)
Amortization	-	-	-	509	509
Changes in fair value of servicing assets	-	-	(624)	-	(624)
Balance at end of period	$-	$5,762	$13,986	$(5,588)	$14,160

During the quarters and nine-month periods ended September 30, 2015 and 2014, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2015:

	September 30, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$1,115	Option pricing model	Implied option volatility	32.29%- 35.32%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	79.96%- 89.03%
Servicing assets	$6,463	Cash flow valuation	Constant prepayment rate	5.49% - 10.00%
			Discount rate	10.58% - 12.00%
Derivative liability (S&P Embedded Options)	$(1,041)	Option pricing model	Implied option volatility	32.29%- 35.32%
			Counterparty credit risk (based on 5-year CDS spread)	79.96%- 89.03%
Collateral dependant impaired loans	$34,906	Fair value of property or collateral	Appraised value less disposition costs	23.20% - 29.20%

Puerto Rico Electric Power Authority line of credit	$174,183	Cash flow valuation	Discount rate	7.25%

Other non-collateral dependant impaired loans	$4,788	Cash flow valuation	Discount rate	5.75% - 16.95%

Foreclosed real estate	$64,117	Fair value of property or collateral	Appraised value less disposition costs	23.20% - 29.20%

Other repossessed assets	$8,948	Fair value of property or collateral	Appraised value less disposition costs	23.20% - 29.20%

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at September 30, 2015 and December 31, 2014 is as follows:

	September 30,		December 31,
	2015		2014
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$526,196	$526,196	$573,427	$573,427
Restricted cash	4,349	4,349	8,407	8,407
Level 2
Financial Assets:
Trading securities	583	583	1,594	1,594
Investment securities available-for-sale	1,007,705	1,007,705	1,216,538	1,216,538
Investment securities held-to-maturity	595,148	594,639	164,154	162,752
Federal Home Loan Bank (FHLB) stock	20,804	20,804	21,169	21,169
Other investments	3	3	3	3
Derivative assets	2,175	2,175	2,552	2,552
Financial Liabilities:
Derivative liabilities	8,622	8,622	11,221	11,221
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	4,408,998	4,468,676	4,909,361	4,826,646
Derivative assets	1,115	1,115	5,555	5,555
FDIC indemnification asset	14,151	22,895	75,969	97,378
Accrued interest receivable	18,625	18,625	21,345	21,345
Servicing assets	6,463	6,463	13,992	13,992
Financial Liabilities:
Deposits	4,714,106	4,717,074	4,893,247	4,924,406
Securities sold under agreements to repurchase	1,029,439	1,000,664	1,020,621	980,087
Advances from FHLB	336,859	332,936	339,172	334,331
Other borrowings	1,842	1,734	3,979	4,004
Subordinated capital notes	94,127	102,371	104,288	101,584
Accrued expenses and other liabilities	113,450	113,450	133,290	133,290
Derivative liabilities	1,041	1,041	5,477	5,477

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2015 and December 31, 2014:

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

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2015 and 2014:

	Quarter Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,264	$25	$9,958	$107,247	$-	$107,247
Interest expense	(7,036)	-	(10,388)	(17,424)	-	(17,424)
Net interest income	90,228	25	(430)	89,823	-	89,823
Provision for loan and lease losses	(51,579)	-	-	(51,579)	-	(51,579)
Non-interest income (loss)	30,098	6,513	(634)	35,977	-	35,977
Non-interest expenses	(63,106)	(5,063)	(921)	(69,090)	-	(69,090)
Intersegment revenue	351	-	69	420	(420)	-
Intersegment expenses	(69)	(252)	(99)	(420)	420	-
Income before income taxes	$5,923	$1,223	$(2,015)	$5,131	$-	$5,131
Total assets	$5,990,125	$20,594	$2,117,569	$8,128,288	(924,466)	$7,203,822

	Quarter Ended September 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,548	$44	$11,709	$120,301	$-	$120,301
Interest expense	(7,892)	-	(10,538)	(18,430)	-	(18,430)
Net interest income	100,656	44	1,171	101,871	-	101,871
Provision for loan and lease losses	(17,257)	-	-	(17,257)	-	(17,257)
Non-interest income (loss)	(3,242)	6,208	(475)	2,491	-	2,491
Non-interest expenses	(53,669)	(4,483)	(1,423)	(59,575)	-	(59,575)
Intersegment revenue	431	-	290	721	(721)	-
Intersegment expenses	(290)	(330)	(101)	(721)	721	-
Income before income taxes	$26,629	$1,439	$(538)	$27,530	$-	$27,530
Total assets	$6,494,141	$26,800	$2,098,341	$8,619,282	(945,943)	$7,673,339

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$285,251	$71	$28,339	$313,661	$-	$313,661
Interest expense	(21,600)	-	(30,311)	(51,911)	-	(51,911)
Net interest income	263,651	71	(1,972)	261,750	-	261,750
Provision for loan and lease losses	(109,311)	-	-	(109,311)	-	(109,311)
Non-interest income(loss)	16,136	20,416	1,650	38,202	-	38,202
Non-interest expenses	(169,264)	(16,586)	(4,009)	(189,859)	-	(189,859)
Intersegment revenue	1,058	-	228	1,286	(1,286)	-
Intersegment expenses	(228)	(770)	(288)	(1,286)	1,286	-
Income before income taxes	$2,042	$3,131	$(4,391)	$782	$-	$782

	Nine-Month Period Ended September 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$330,148	$132	$38,995	$369,275	$-	$369,275
Interest expense	(26,235)	-	(31,693)	(57,928)	-	(57,928)
Net interest income	303,913	132	7,302	311,347	-	311,347
Provision for loan and lease losses	(43,763)	-	-	(43,763)	-	(43,763)
Non-interest income(loss)	(14,845)	20,232	2,840	8,227	-	8,227
Non-interest expenses	(156,867)	(15,629)	(8,331)	(180,827)	-	(180,827)
Intersegment revenue	1,410	-	290	1,700	(1,700)	-
Intersegment expenses	(290)	(1,089)	(321)	(1,700)	1,700	-
Income (loss) before income taxes	$89,558	$3,646	$1,780	$94,984	$-	$94,984

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended June 30, 2015, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer and commercial loan portfolios.  The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2015.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months.  For auto and leasing and consumer, a look back period of 24 months was maintained.  In addition, during the quarter ended June 30, 2015, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look-back period and the result of the assessment in economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. No changes were made for the quarter ended September 30, 2015. Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2014 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2015	2014	%	2015	2014	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$107,247	$120,301	-10.9%	$313,661	$369,275	-15.1%
Interest expense	17,424	18,430	-5.5%	51,911	57,928	-10.4%
Net interest income	89,823	101,871	-11.8%	261,750	311,347	-15.9%
Provision for loan and lease losses	51,579	17,257	198.9%	109,311	43,763	149.8%
Net interest income after provision for loan and lease losses	38,244	84,614	-54.8%	152,439	267,584	-43.0%
Non-interest income	35,977	2,491	1344.3%	38,202	8,227	364.3%
Non-interest expenses	69,090	59,575	16.0%	189,859	180,827	5.0%
Income before taxes	5,131	27,530	-81.4%	782	94,984	-99.2%
Income tax expense	562	7,998	-93.0%	2,310	30,396	-92.4%
Net income (loss)	4,569	19,532	-76.6%	(1,528)	64,588	-102.4%
Less: dividends on preferred stock	(3,465)	(3,465)	153.0%	(10,396)	(10,396)	153.0%
Income (loss) available to common shareholders	$1,104	$16,067	-93.1%	$(11,924)	$54,192	-122.0%
PER SHARE DATA:
Basic	$0.03	$0.36	-93.0%	$(0.27)	$1.20	-122.4%
Diluted	$0.03	$0.34	-92.7%	$(0.27)	$1.14	-123.6%
Average common shares outstanding	43,929	45,054	-2.5%	44,353	45,131	-1.7%
Average common shares outstanding and equivalents	51,146	52,362	-2.3%	51,609	52,440	-1.6%
Cash dividends declared per common share	$0.10	$0.08	26.2%	$0.30	$0.24	26.2%
Cash dividends declared on common shares	$4,378	$3,605	21.4%	$13,298	$10,822	22.9%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.25%	1.02%	-75.6%	-0.03%	1.10%	-102.5%
Return on average tangible common equity	0.68%	9.78%	-93.1%	-2.38%	11.17%	-121.3%
Return on average common equity (ROE)	0.59%	8.52%	-93.1%	-2.08%	9.71%	-121.4%
Equity-to-assets ratio	12.60%	12.12%	4.0%	12.60%	12.12%	4.0%
Efficiency ratio	63.66%	49.30%	29.1%	59.51%	49.10%	21.2%
Interest rate spread	5.21%	5.78%	-9.9%	5.11%	5.85%	-12.6%
Interest rate margin	5.29%	5.84%	-9.4%	5.19%	5.90%	-12.0%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2015	2014	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,623,734	$1,402,056	15.8%
Loans and leases , net	4,468,676	4,826,646	-7.4%
Total investments and loans	$6,092,410	$6,228,702	-2.2%
Deposits and borrowings
Deposits	$4,717,074	$4,924,406	-4.2%
Securities sold under agreements to repurchase	1,000,664	980,087	2.1%
Other borrowings	437,041	439,919	-0.7%
Total deposits and borrowings	$6,154,779	$6,344,412	-3.0%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	540,088	539,311	0.1%
Legal surplus	70,423	70,467	-0.1%
Retained earnings	155,974	181,152	-13.9%
Treasury stock, at cost	(105,379)	(97,070)	-8.6%
Accumulated other comprehensive income	18,156	19,711	-7.9%
Total stockholders' equity	$907,888	$942,197	-3.6%
Per share data
Book value per common share	$16.91	$17.40	-2.8%
Tangible book value per common share	$14.76	$15.25	-3.2%
Market price at end of period	$8.73	$16.65	-47.6%
Capital ratios
Leverage capital	10.93%	10.61%	3.0%
Tier 1 common equity to risk-weighted assets	N/A	11.88%	N/A
Common equity Tier 1 capital ratio	12.05%	N/A	N/A
Tier 1 risk-based capital	15.67%	16.02%	-2.2%
Total risk-based capital	16.96%	17.57%	-3.5%
Financial assets managed
Trust assets managed	$2,712,567	$2,841,111	-4.5%
Broker-dealer assets gathered	$2,442,131	$2,622,001	-6.9%

FINANCIAL HIGHLIGHTS OF THE THIRD QUARTER OF 2015

During the third quarter of 2015, the Company reported income to common shareholders of $1.1 million, or $0.03 per share, compared to a loss of $6.6 million, or $0.15 per share, in the second quarter of 2015, and to a profit of $16.1 million, or $0.34 per share diluted, in the third quarter of 2014.

Our core results were impacted by the following non-recurring transactions:

o   The previously announced $20.2 million pre-tax net loss impact on the bulk sale of commercial non-performing assets (NPAs) from the 2010 FDIC-assisted Eurobank and the 2012 BBVAPR acquisitions.

o   A combined $3.2 million pre-tax benefit from a cost recovery and prepayment penalty from full repayment of a 3.75%, tax free $77.6 million loan to Puerto Rico State Insurance Fund Corporation.

The Company continued to grow in part through:

o   Strong loan production of $251.0 million in line with previous quarters, incuding the retention of securitized GNMA pools totaling $27.8 million at a yield of 3.06% from its own originations.

o   Introduction of the new My Status mobile app for tracking the progress of residential mortgage loan applications. This feature, combined with shorter closing cycles, is part of Oriental’s strategy to differentiate itself through customer service and innovation.

 In the third quarter of 2015, net interest margin increased to 5.29% from 4.92% in the second quarter of 2015.

Tangible book value and book value per common share increased to $14.76 and $16.91, respectively, from $14.67 and $16.81 in the preceding quarter.

Puerto Rico (PR) central government and public corporation loan balances declined 28.4% to $215.6 million at September 30, 2015, from $301.3 million at June 30, 2015. Loans to PR municipalities fell 5.2% to $202.9 million from $214.0 million.

Credit metrics for loans were stable on a linked quarter basis, with no apparent deterioration from Puerto Rico’s economic challenges.

The Company changed its loan presentation for the quarter ending September 30, 2015. The FDIC loss sharing agreement, related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. As a result, covered loans are no longer a material amount. Remaining covered loans are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties".

Comparison of quarters ended September 30, 2015 and 2014

Interest Income

Total interest income decreased by $13.1 million to $107.3 million, compared to $120.3 million in the third quarter of 2014, reflecting the transition in our loan portfolio as originated loans with more normal yields grow as higher-yielding acquired loans decrease, due to repayments and maturities. The yield on interest-earning assets decreased to 6.31% from 6.89%.

Interest Expense

Total interest expense of $17.4 million decreased by 5.5%. Such decrease reflects the lower cost of deposits before fair value premium amortization and core deposit intangible amortization (0.65% vs. 0.79%). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income decreased $12.0 million for the third quarter of 2015. Such decrease reflects a decrease in net interest margin of 55 basis points to 5.29%.

Provision for Loan and Lease Losses

Provision for loan and lease losses increased $34.3 million to $51.6 million, reflecting a $32.9 million provision for loan and lease losses on non-performing acquired Eurobank loans and $5.2 million provision for loan and lease losses on non-performing acquired BBVAPR loans as a result of the bulk sale of commercial NPAs during the quarter ended September 30, 2015.

Non-Interest Income

Core banking and wealth management revenues decreased $260 thousand to $18.7 million, primarily reflecting decrease of $1.1 million in mortgage banking service revenues and $227 thousand wealth management revenue, partially offset by an increase of $1.1 million in banking service revenues. The decrease in mortgage banking service revenues is mostly due to lower securitization income as the Company retained securitized GNMA pools totaling $27.8 million at a yield of 3.06% from its own originations during the quarter ended September 30, 2015.

During the third quarter of 2015, the Company recognized an other-than-temporary impairment charge of $246 thousand on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Company determined that $246 thousand of the unrealized loss carried by these securities was attributed to estimated credit losses.

The decrease in the FDIC shared-loss expense to $2.1 million, compared to $16.9 million in 2014, was principally driven by the expiration of the FDIC loss share coverage for commercial loans and other non-single family loans on June 30, 2015.

A $20.0 million reimbursement from the FDIC was recognized in the statement of operations during the quarter ended September 30, 2015 related to the sale of a portion of covered non-performing commercial loans on September 28, 2015, as the FDIC agreed to cover $20.0 million of losses as part of its loss-share agreement with the Company.

Non-Interest Expense

Non-interest expense of $69.1 million, increased $9.5 million or 16.0 % compared to the same period in 2014, primarily reflecting a $9.3 million loss related to the bulk sale during the quarter ended September 30, 2015, which included the sale of real estate owned with a carrying amount of $11.0 million from the BBVAPR acquisition. Increase, also reflects an increase in compensation and employee benefits of $3.7 million. The Company’s efficiency ratio for the third quarter of 2015 was 63.66%, compared to 49.30%.

Income Tax Expense

Income tax expense was $562 thousand, compared to $8.0 million for the same period in 2014. The decrease in income tax expense reflects the decrease in income before income taxes of $22.4 million to $5.1 million for the third quarter of 2015, compared to net income before income taxes of $27.5 million for the year ago quarter.

Income Available to Common Shareholders

The Company’s net income available to common shareholders amounted to $1.1 million, compared to net income available to common shareholders of $16.1 million. Both income per basic common share and fully diluted common share were $0.03, compared to income per basic common share and fully diluted common share of $0.36 and $0.34, respectively, for the third quarter of 2014.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was 0.59% compared to 8.52% for the quarter ended September 30, 2014. Return on average assets (“ROA”) was 0.25% compared to 1.02% for the same period in 2014. Both decreases reflect the decrease in income in the third quarter of 2015, mostly as a result of the bulk sale.

Lending

Total loan production of $251.0 million increased by 3.5% compared to the same period in 2014. Total commercial loan production of $83.2 million decreased by 7.6% from $90.1 million for the same period in 2014. Mortgage loan production of $65.2 million increased by 18.0% from $55.3 million. In the aggregate, consumer loan and auto and leasing production totaled $102.5 million, a decrease of 5.4% from the same period in 2014.

Credit Quality on Non-Acquired Loans

Net credit losses, excluding acquired loans, increased $169 thousand to $9.1 million, representing 1.23% of average non-acquired loans outstanding versus 1.34%. The allowance for loan and lease losses, excluding acquired loans, at September 30, 2015, increased to $80.4 million (2.65% of total non-covered loans, excluding acquired loans) compared to $51.4 million (1.81% of total non-covered loans, excluding acquired loans) at December 31, 2014, mostly from the increase in PREPA allowance of $24 million in the first quarter of 2015.

  Comparison of September 30, 2015 and December 31, 2014

Interest Earning Assets

The loan portfolio declined to $4.469 billion at September 30, 2015, compared to $4.827 billion at December 31, 2014, primarily due to the bulk sale of covered non-performing commercial loans with an unpaid principal balance amounting to $197.1 million unpaid principal balance and the sale of non-performing commercial loans from the BBVAPR acquisition with an unpaid principal balance amounting to $38.1 million unpaid principal balance, as part of the same transaction, in addition to repayments and maturities as the Company continues to execute on its strategy to reduce its exposure to the Puerto Rico government. The investment portfolio of $1.623 billion at September 30, 2015 increased 15.7% compared to $1.402 billion at December 31, 2014.

Interest Bearing Liabilities

Total deposits amounted to $4.717 billion at September 30, 2015, a decrease of 4.2% compared to $4.924 billion at December 31, 2014. Interest bearing deposits decreased 6.1% to $3.924 billion. Cost of deposits, which averaged 0.79% at December 31, 2014, decreased to 0.65% at September 30, 2015.

Stockholders’ Equity

Stockholders’ equity at September 30, 2015 was $907.9 million compared to $942.2 million at December 31, 2014, a decrease of 3.6%. This reflects a decrease of $25.2 million in retained earnings and an increase of $8.3 million in treasury stock. Book value per share was $16.91 at September 30, 2015 compared to $17.40 at December 31, 2014.

The Company maintains capital ratios in excess of regulatory requirements. At September 30, 2015, Tier 1 Leverage Capital Ratio was 10.93% (December 31, 2014 – 10.61%), Tier 1 Risk-Based Capital Ratio was 15.67% (December 31, 2014 – 16.02%), and Total Risk-Based Capital Ratio was 16.96% (December 31, 2014 – 17.57%). Common Equity Tier 1 capital ratio under the new capital rules was 12.05% at September 30, 2015.

Assets under Management

At September 30, 2015, total assets managed by the Company’s trust division and OPC decreased to $2.713 billion compared to $2.841 billion at December 31, 2014. At September 30, 2015, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts decreased by 6.9% to $2.442 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect a decrease in portfolio balances and fluctuations in market values.

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

During the quarter ended September 30, 2015, the Company’s pre-tax pre-provision operating income decreased 35.6% to $39.4 million as compared to $61.3 million for the same period in 2014. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$89,823	$101,871	$261,750	$311,347
Core non-interest income:
Banking service revenue	10,826	9,753	31,243	30,305
Wealth management revenue	6,885	7,113	21,325	21,316
Mortgage banking activities	992	2,097	4,717	5,346
Total core non-interest income	18,703	18,963	57,285	56,967
Non-interest expenses	69,090	59,575	189,859	180,827
Total pre-tax pre-provision operating income	$39,436	$61,259	$129,176	$187,487

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

At September 30, 2015, tangible common equity to total assets increased to 8.99% from 9.14% and tangible common equity to risk-weighted assets decreased to 12.94% from 14.04% at December 31, 2014. Total equity to risk-weighted assets decreased to 18.15% from 19.44% at December 31, 2014.

Management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Tangible common equity or related measures should not be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2015 and 2014:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2015 AND 2014

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$107,247	$120,301	6.31%	6.89%	$6,740,932	$6,923,413
Tax equivalent adjustment	1,130	376	0.07%	0.02%	-	-
Interest-earning assets - tax equivalent	108,377	120,677	6.38%	6.91%	6,740,932	6,923,413
Interest-bearing liabilities	17,424	18,430	1.10%	1.11%	6,277,679	6,571,666
Tax equivalent net interest income / spread	90,953	102,247	5.28%	5.80%	463,253	351,747
Tax equivalent interest rate margin			5.35%	5.86%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	9,674	11,437	2.39%	3.26%	1,603,838	1,390,124
Interest bearing cash and money market investments	308	316	0.25%	0.21%	482,959	593,391
Total investments	9,982	11,753	1.90%	2.35%	2,086,797	1,983,515
Non-acquired loans
Mortgage	10,059	10,287	5.26%	5.17%	758,689	789,204
Commercial	14,623	16,538	4.30%	5.51%	1,349,511	1,190,607
Consumer	5,432	4,142	10.22%	10.20%	210,933	161,147
Auto and leasing	15,922	13,739	9.86%	10.25%	640,828	531,914
Total non-acquired loans	46,036	44,706	6.17%	6.64%	2,959,961	2,672,872
Acquired loans:
Acquired BBVAPR
Mortgage	8,614	9,627	5.50%	5.58%	621,706	684,536
Commercial	14,654	18,643	13.16%	11.83%	441,876	625,472
Consumer	3,335	3,731	16.90%	13.88%	78,306	106,640
Auto	8,612	10,955	9.56%	8.38%	357,511	518,599
Total acquired BBVAPR loans	35,215	42,956	9.32%	8.81%	1,499,399	1,935,247
Acquired Eurobank	16,014	20,886	32.62%	24.98%	194,775	331,779
Total loans	97,265	108,548	8.29%	8.72%	4,654,135	4,939,898
Total interest earning assets	107,247	120,301	6.31%	6.89%	6,740,932	6,923,413

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Now Accounts	1,034	1,817	0.37%	0.51%	1,110,804	1,413,776
Savings and money market	1,592	1,780	0.51%	0.61%	1,234,772	1,154,712
Individual retirement accounts	564	906	0.82%	1.12%	274,387	320,756
Retail certificates of deposits	1,411	1,620	1.40%	1.36%	400,698	473,456
Total core deposits	4,601	6,123	0.60%	0.72%	3,020,661	3,362,700
Institutional deposits	638	1,244	0.96%	1.48%	263,990	334,121
Brokered deposits	1,211	1,400	0.74%	0.79%	648,083	700,256
Total wholesale deposits	1,849	2,644	0.80%	1.01%	912,073	1,034,377
	6,450	8,767	0.65%	0.79%	3,932,734	4,397,077
Non-interest bearing deposits	-	-	0.00%	0.00%	772,545	716,681
Deposits fair value premium amortization	(91)	(1,441)	0.00%	0.00%	-	-
Core deposit intangible amortization	292	335	0.00%	0.00%	-	-
Total deposits	6,651	7,661	0.56%	0.59%	4,705,279	5,113,758
Borrowings:
Securities sold under agreements to repurchase	7,605	7,453	2.66%	2.93%	1,132,373	1,010,000
Advances from FHLB and other borrowings	2,283	2,314	2.68%	2.65%	337,829	346,977
Subordinated capital notes	885	1,002	3.44%	3.94%	102,198	100,931
Total borrowings	10,773	10,769	2.72%	2.93%	1,572,400	1,457,908
Total interest bearing liabilities	17,424	18,430	1.10%	1.11%	6,277,679	6,571,666
Net interest income / spread	$89,823	$101,871	5.21%	5.78%
Interest rate margin			5.29%	5.84%
Excess of average interest-earning assets over average interest-bearing liabilities					$463,253	$351,747
Average interest-earning assets to average interest-bearing liabilities ratio					107.38%	105.35%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$612	$(2,383)	$(1,771)
Loans	(13,497)	2,214	(11,283)
Total interest income	(12,885)	(169)	(13,054)
Interest Expense:
Deposits	(612)	(398)	(1,010)
Repurchase agreements	903	(751)	152
Other borrowings	(58)	(90)	(148)
Total interest expense	233	(1,239)	(1,006)
Net Interest Income	$(13,118)	$1,070	$(12,048)

TABLE 1/A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$313,661	$369,275	6.22%	7.00%	$6,740,516	$7,051,561
Tax equivalent adjustment	5,734	1,461	0.11%	0.03%	-	-
Interest-earning assets - tax equivalent	319,395	370,736	6.34%	7.03%	6,740,516	7,051,561
Interest-bearing liabilities	51,911	57,929	1.11%	1.15%	6,266,725	6,741,332
Tax equivalent net interest income / spread	267,484	312,807	5.23%	5.89%	473,791	310,229
Tax equivalent interest rate margin			5.31%	5.93%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	27,402	38,088	2.48%	3.48%	1,475,059	1,464,938
Trading securities	55	114	7.37%	8.56%	998	1,780
Interest bearing cash and money market investments	953	951	0.25%	0.22%	508,598	580,872
Total investments	28,410	39,153	1.91%	2.56%	1,984,655	2,047,590
Non-acquired loans
Mortgage	29,967	31,085	5.16%	5.28%	776,152	786,434
Commercial	45,953	47,335	4.66%	5.39%	1,317,591	1,174,220
Consumer	14,970	10,923	10.26%	10.03%	195,098	145,659
Auto and leasing	45,669	37,378	9.88%	10.44%	618,280	478,592
Total non-acquired loans	136,559	126,721	6.28%	6.55%	2,907,121	2,584,905
Acquired loans:
Acquired BBVAPR
Mortgage	26,414	28,359	5.56%	5.43%	635,299	698,762
Commercial	40,996	56,315	11.19%	11.11%	489,767	677,570
Consumer	9,970	11,939	16.03%	13.60%	83,132	117,379
Auto	27,037	37,635	8.91%	8.65%	405,581	581,888
Total acquired BBVAPR loans	104,417	134,248	8.65%	8.65%	1,613,780	2,075,599
Acquired Eurobank	44,275	69,153	25.19%	26.92%	234,960	343,467
Total loans	285,251	330,122	8.02%	8.82%	4,755,861	5,003,971
Total interest earning assets	313,661	369,275	6.22%	7.00%	6,740,516	7,051,561

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
Now Accounts	$3,388	$6,349	0.39%	0.59%	$1,171,679	$1,438,818
Savings and money market	4,988	6,268	0.52%	0.73%	1,282,753	1,150,871
Individual retirement accounts	1,935	2,904	0.91%	1.17%	284,657	331,283
Retail certificates of deposits	4,144	5,301	1.35%	1.40%	411,247	506,653
Total core deposits	14,455	20,822	0.61%	0.81%	3,150,336	3,427,625
Institutional deposits	2,134	3,942	1.06%	1.44%	269,958	366,167
Brokered deposits	3,462	4,384	0.76%	0.81%	607,575	720,208
Total wholesale deposits	5,596	8,326	0.85%	1.02%	877,533	1,086,375
	20,051	29,148	0.67%	0.86%	4,027,869	4,514,000
Non-interest bearing deposits	-	-	0.00%	0.00%	765,863	$707,519
Deposits fair value premium amortization	(569)	(4,349)	0.00%	0.00%	-	-
Core deposit intangible amortization	877	1,005	0.00%	0.00%	-	-
Total deposits	20,359	25,804	0.57%	0.66%	4,793,732	5,221,519
Borrowings:
Securities sold under agreements to repurchase	22,163	22,237	2.87%	2.81%	1,031,316	1,058,378
Advances from FHLB and other borrowings	6,766	6,897	2.66%	2.56%	339,738	360,884
Subordinated capital notes	2,623	2,990	3.44%	3.98%	101,939	100,551
Total borrowings	31,552	32,124	2.86%	2.83%	1,472,993	1,519,813
Total interest bearing liabilities	51,911	57,928	1.11%	1.15%	6,266,725	6,741,332
Net interest income / spread	$261,750	$311,347	5.11%	5.85%
Interest rate margin			5.19%	5.90%
Excess of average interest-earning assets over average interest-bearing liabilities					$473,791	$310,229
Average interest-earning assets to average interest-bearing liabilities ratio					107.56%	104.60%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,203)	$(9,541)	$(10,744)
Loans	(35,921)	(8,950)	(44,871)
Total interest income	(37,124)	(18,491)	(55,615)
Interest Expense:
Deposits	(2,114)	(3,331)	(5,445)
Repurchase agreements	(569)	494	(75)
Other borrowings	(423)	(75)	(498)
Total interest expense	(3,106)	(2,912)	(6,018)
Net Interest Income	$(34,018)	$(15,579)	$(49,597)

Net Interest Income

Comparison of quarters ended September 30, 2015 and 2014

Net interest income of $89.8 million decreased 11.8% compared with $101.9 million reported in the same quarter of 2014, reflecting a decrease of 10.4% in interest income from loans and a decrease of 15.1% in interest income from investments.

Interest rate spread decreased 57 basis points from 5.78% to 5.21%. This decrease is mainly due to a 58 basis points decrease in the average yield of interest-earning assets from 6.89% to 6.31%.

Interest income decreased $13.1 million from $120.3 million in the same quarter in 2014. Such decrease reflects decreases of $12.9 million and $169 thousand in the volume and interest rate, respectively, on interest-earning assets. Interest income from loans decreased 10.4% to $97.3 million, reflecting a decrease in volume of $13.5 million and an increase in interest rate of $2.2 million, respectively. Such decrease reflects lower acquired loan balances and yield mainly related to the bulk sale at the end of the third quarter of 2015 and also normal repayments and maturities. Non-acquired loans interest income increased 3.0% to $46.0 million as balances grew 10.7% and yield contracted 47 basis points to 6.17%. Acquired BBVAPR loans interest income fell 18.0% to $35.2 million as balances declined 22.5% and yield increased 51 basis points to 9.32%. Acquired Eurobank loans interest income fell 23.3% to $16.0 million as balances declined 41.3%, while yield grew 764 basis points to 32.62%. Interest income from investments decreased 15.1% to $10.0 million, reflecting a decrease in interest rate of $2.4 million. Such decrease in interest income from investments reflects a higher premium amortization on existing securities.

Interest expense decreased 5.5% to $17.4 million, primarily because of a $1.2 million decrease in interest rate, partially offset by an increase of $233 thousand in interest-bearing liabilities volume. The interest rate of repurchase agreements fell $751 thousand. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 14 basis points to 0.65% for the third quarter of 2015, compared to 0.79% for the same quarter of 2014. Cost of borrowings decreased 21 basis points to 2.72% from 2.93%.

The average balance of total interest-earning assets was $6.741 billion, a decrease of 2.6% from the same period in 2014.  The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 5.8% in average loans.

Comparison of nine-month periods ended September 30, 2015 and 2014

Net interest income of $261.8 million decreased 15.9% compared with $311.3 million reported in the same period in 2014, reflecting a decrease of 13.6% in interest income from loans and a decrease of 27.4% in interest income from investments.

Interest rate spread decreased 74 basis points from 5.85% to 5.11%. This decrease is mainly due to the net effect of a 78 basis points decrease in the average yield of interest-earning assets from 7.00% to 6.22%.

Interest income decreased to $313.7 million from $369.3 million in the same period in 2014. Such decrease reflects decreases of $37.1 million and $18.5 million in the volume and in interest rate, respectively, of interest-earning assets. Interest income from loans decreased 13.6% to $285.2 million, reflecting a decrease in both, volume and interest rate of $35.9 million and $9.0 million, respectively. In addition, such decrease reflects  a $4.1 million decrease in interest income from loans to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and PRASA, which was paid off during the second quarter of 2015. Non-acquired loans interest income increased 7.8% to $136.6 million as balances grew 12.5% and yield contracted 27 basis points to 6.28%. Acquired BBVAPR loans interest income fell 22.2% to $104.4 million as balances declined 22.2%, while yield remained at 8.65%. Acquired Eurobank loans interest income fell 36.0% to $44.3 million as balances declined 31.6% and yield reduced 173 basis points to 25.19%. Interest income from investments decreased 27.4% to $28.4 million, reflecting a decrease in both, volume and interest rate of $1.2 million and $9.5 million, respectively. Such decrease in interest income from investments reflects a decrease in investment securities from redemptions, maturities and sales, and higher premium amortization on existing securities.

Interest expense decreased 10.4% to $51.9 million, primarily because of a $3.1 million decrease in the volume of interest-bearing liabilities and a decrease of $2.9 million in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in deposits volume and interest rate of $2.1 million and $3.3 million, respectively, a decrease in repurchase agreements volume of $569 thousand which was partially offset by an increase in interest rate of $494 thousand, and a decrease in other borrowings volume and interest rate of $423 thousand and $75 thousand. The cost of deposits before fair value amortization and core deposit intangible amortization decreased 19 basis points to 0.67%, compared to 0.86% for the same period in 2014. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 3 basis points to 2.86% from 2.83%.

The average balance of total interest-earning assets was $6.741 billion, a decrease of 4.4% from the same period in 2014.  The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 3.1% in average investments and a decrease of 5.0% in average loans.

TABLE 2 - NON-INTEREST INCOME SUMMARY
	Quarter Ended			Nine-Month Period Ended
	September 30,			September 30,
	2015	2014	Variance	2015	2014	Variance
	(Dollars in thousands)			(Dollars in thousands)
Banking service revenue	$10,826	$9,753	11.0%	$31,243	$30,305	3.1%
Wealth management revenue	6,885	7,113	-3.2%	21,325	21,316	0.0%
Mortgage banking activities	992	2,097	-52.7%	4,717	5,346	-11.8%
Total banking and financial service revenue	18,703	18,963	-1.4%	57,285	56,967	0.6%
Total other-than-temporary impairment losses on investment securities	(584)	-	-100.0%	(584)	-	-100.0%
Portion of loss recognized in other comprehensive income, before taxes	338	-	100.0%	338	-	100.0%
Net impairment losses recognized in earnings	(246)	-	-100.0%	(246)	-	-100.0%
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(1,215)	(16,059)	92.4%	(35,948)	(51,180)	29.8%
Change in true-up payment obligation	(864)	(875)	1.3%	(2,460)	(2,596)	5.2%
	(2,079)	(16,934)	87.7%	(38,408)	(53,776)	28.6%
Reimbursement from FDIC shared-loss coverage in sale of loans	20,000	-	100.0%	20,000	-	100.0%
Net gain (loss) on:
Sale of securities available for sale	-	-	0.0%	2,572	4,366	-41.1%
Derivatives	(208)	7	-3071.4%	(223)	(463)	51.8%
Other non-interest (loss) income	(193)	455	-142.4%	(2,778)	1,133	-345.2%
	17,274	(16,472)	204.9%	(19,083)	(48,740)	60.8%
Total non-interest income, net	$35,977	$2,491	1344.3%	$38,202	$8,227	364.4%

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition. In addition, it is affected by the amount of securities, derivatives, trading and other transactions.

Comparison of quarters ended September 30, 2015 and 2014

As shown in Table 2 above, the Company recorded non-interest income in the amount of $36.0 million, compared to $2.5 million for the same period in 2014, an increase of 1,344.3%, or $33.5 million.

The FDIC shared-loss expense, net, decreased to $2.1 million as compared to $16.9 million for the same period in 2014, results primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability). The majority of the FDIC indemnification asset was recorded for projected claimable losses on residential loans. The FDIC indemnification asset expense decreased to $1.2 million from $16.1 million compared with the same quarter in 2014. The true-up payment obligation decreased slightly to $864 thousand as compared to $875 thousand for the same quarter in 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from the most recent bulk sale of covered non-performing commercial loans, as reflected in table 2, and such receivable was registered as a reimbursement from the FDIC in light of the successful execution of the bulk sale.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 3.1% to $10.8 million, from $9.8 million for the same period in 2014. The increase is mainly due to higher customer service revenues and checking account fees.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities declined to $6.9 million, compared to $7.1 million for the same quarter in 2014. Such decrease was mainly driven by a reduction of $184 thousand in trading activities related to mutual funds for the third quarter of 2015.

Income generated from mortgage banking activities decreased 52.6% to $993 thousand, compared to $2.1 million for the same quarter in 2014. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of retaining securitized GNMA pools, as the Company retained securitized GNMA pools totaling $27.8 million at a yield of 3.06% from its own originations during the quarter ended September 30, 2015.

During the third quarter of 2015, the Company recognized an other-than-temporary impairment charge on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Corporation determined that $246 thousand of the unrealized loss carried by these securities was attributed to estimated credit losses.

Comparison of nine-month periods ended September 30, 2015 and 2014

The Company recorded non-interest income in the amount of $38.2 million, compared to $8.2 million for the same period in 2014, an increase of 364.4%, or $30.0 million.

The FDIC shared-loss expense, net, decreased to $38.4 million as compared to $53.8 million for the same period in 2014, primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability). The FDIC indemnification asset expense decreased to $35.9 million from $51.2 million compared with the same period in 2014. The true-up payment obligation decreased to $2.5 million as compared to $2.6 million for the same period in 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of a loss share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from the most recent bulk sale of covered non-performing commercial loans, as reflected in table 2, and such receivable was registered as a reimbursement from the FDIC in light of the successful execution of the bulk sale.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased to $31.2 million, from $30.3 million for the same period in 2014. The increase is mainly driven by higher electronic banking fees of $1.9 million and $471 thousand in lease servicing and other loan fees, partially offset by lower checking account fees by $933 thousand, mainly from cycle fees, and branch service commissions by $216 thousand.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, remained at $21.3 million, compared to the same period in 2014.

Income generated from mortgage banking activities decreased 11.8% to $4.7 million, compared to $5.3 million for the same period in 2014. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of retaining securitized GNMA pools, as the Company retained securitized GNMA pools totaling $27.8 million at a yield of 3.06% from its own originations during the quarter ended September 30, 2015.

Gains from the sale of securities were $2.6 million compared to $4.4 million for the same period in 2014. Losses from derivative activities were $223 thousand, compared to $463 thousand for the same period in 2014.

Other non-interest income declined $3.9 million, mainly related to the sale of mortgage servicing rights consisting of loans owned by GNMA and sold during the second quarter of 2015 for approximately $7.0 million. The Company recognized a loss of $2.7 million related to this transaction.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY
	Quarter Ended			Nine-Month Period Ended
	September 30,			September 30,
	2015	2014	Variance %	2015	2014	Variance %
	(Dollars in thousands)			(Dollars in thousands)
Compensation and employee benefits	$21,015	$18,592	13.0%	$60,455	$61,086	-1.0%
Professional and service fees	4,000	3,807	5.1%	12,324	11,525	6.9%
Occupancy and equipment	8,556	8,770	-2.4%	26,075	25,684	1.5%
Insurance	2,263	2,099	7.8%	6,467	6,506	-0.6%
Electronic banking charges	5,496	4,637	18.5%	16,714	14,085	18.7%
Information technology expenses	1,364	1,289	5.8%	4,360	4,589	-5.0%
Advertising, business promotion, and strategic initiatives	1,577	1,825	-13.6%	4,763	5,274	-9.7%
Foreclosure, repossession and other real estate expenses	16,601	7,842	111.7%	32,384	20,885	55.1%
Loan servicing and clearing expenses	1,976	1,870	5.7%	6,923	5,598	23.7%
Taxes, other than payroll and income taxes	2,649	3,494	-24.2%	6,831	11,005	-37.9%
Communication	774	820	-5.6%	2,234	2,590	-13.7%
Printing, postage, stationery and supplies	624	620	0.6%	1,842	1,820	1.2%
Director and investor relations	246	250	-1.6%	829	794	4.4%
Other operating expenses	1,949	3,660	-46.7%	7,658	9,386	-18.4%
Total non-interest expenses	$69,090	$59,575	16.0%	$189,859	$180,827	5.0%
Relevant ratios and data:
Efficiency ratio	63.66%	49.30%		59.51%	49.10%
Compensation and benefits to non-interest expense	30.42%	31.21%		31.84%	33.78%
Compensation to average total assets owned	1.15%	0.97%		1.10%	1.04%
Average number of employees	1,493	1,574		1,504	1,564
Average compensation per employee	$14.1	$11.8		$40.2	$39.1
Average loans per average employee	$3,117	$3,138		$3,162	$3,199

Non-Interest Expenses

Comparison of quarters ended September 30, 2015 and 2014

Non-interest expense for the quarter was $69.1 million, representing an increase of 16.0% compared to $59.6 million in the same quarter of the previous year.

Compensation and employee benefits increased 13.0% to $21.0 million from $18.6 million for the third quarter of 2014, mainly due to an increase of $1.2 million in provision for bonus distribution and an increase of $779 thousand in incentives. In addition, during the quarter ended September 30, 2015, the Company offered a voluntary early retirement program for qualified employees and accumulated additional compensation expenses of $917 thousand related to this program.

Electronic banking charges increased 18.5% to $5.5 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Foreclosure, repossession and other real estate expenses increased 111.7% to $16.6 million from $7.8 million as a result of a $9.3 million loss in the sale of other real estate owned as part of the bulk sale completed during the quarter ended September 30, 2015.

The increases in the foregoing non-interest expenses were partially offset by decreases in taxes, other than payroll and income taxes, advertising, business promotion, and strategic initiatives and occupancy and equipment compensation.

Taxes, other than payroll and income taxes decreased by $845 thousand or 24.2%, mostly due to a decrease of $1.4 million in the local gross receipts tax that was repealed for taxable years commencing after December 31, 2014.

Advertising, business promotion, and strategic initiatives decreased 13.6% or $248 thousand to $1.6 million from $1.8 million for the same quarter in 2014, mainly due to new business strategies and promotions.

Occupancy and equipment decreased 2.4% or $214 thousand to $8.6 million from $8.8 million for the same quarter in 2014, mainly to a reduction of $193 thousand in security guards expenses.

Efficiency ratio was 63.66% compared to 49.30% for the same period in 2014. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, FDIC reimbursement, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest (losses) income that are excluded from the efficiency ratio computation amounted to an income of $17.3 million, compared to a loss of $16.5 million for the same quarter of 2014.

Comparison of nine-month periods ended September 30, 2015 and 2014

Non-interest expense for the nine-month period was $189.9 million, representing an increase of 5.0% compared to $180.8 million in the same period of the previous year.

Foreclosure, repossession and other real estate expenses increased 55.1% to $32.4 million, as compared to $20.9 million in the same period for the previous year, primarily reflecting a $9.3 million loss related to the sale of other real estate owned as part of the bulk sale completed during the quarter ended September 30, 2015. In addition, there was a $3.0 million increase in other real estate owned and mortgage properties markdowns, as part of our ongoing and proactive de-risking efforts.

Electronic banking charges increased 18.7% to $16.7 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Loan servicing and clearing expenses increased 23.7% or $1.3 million to $6.9 million from $5.6 million for the same period in 2014, mainly due to an increase of $785 thousand in servicing expenses and $466 thousand in mortgage servicing migration.

The increases in the foregoing non-interest expenses were partially offset by decreases in taxes, other than payroll and income taxes, advertising, business promotion, and strategic initiatives and occupancy and equipment compensation.

Taxes, other than payroll and income taxes decreased by $4.2 million or 37.9%, mostly due to a decrease of $5.2 million in the local gross receipts tax that was repealed for taxable years commencing after December 31, 2014.

Advertising, business promotion, and strategic initiatives decreased 9.7% or $511 thousand to $4.8 million from $5.3 million for the same quarter in 2014, mainly due to new business strategies and promotions.

Compensation and employee benefits decreased 1.0% to $60.5 million from $61.1 million for the same period of 2014. The decrease is due mainly to lower salaries and lower benefits as a result of a headcount reduction from 1,564 to 1,491 mainly from the voluntary early retirement programs offered by the Company in December 2014 and September 2015 for qualified employees as a cost savings initiative.

Efficiency ratio was 59.51% compared to 49.10% for the same period in 2014. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, FDIC reimbursement, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest losses that are excluded from the efficiency ratio computation amounted to losses of $19.1 million, compared to $48.7 million for the same period of 2014.

Provision for Loan and Lease Losses

Comparison of quarters ended September 30, 2015 and 2014

Provision for loan and lease losses increased 198.89% or $34.3 million, to $51.6 million, reflecting a $38.1 million provision for loan and lease losses resulting from the bulk sale completed during the quarter ended September 30, 2015 mentioned before.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses increased 22.1%, or $1.9 million, to $10.5 million from $8.6 million when compared with the same period in 2014. Management determined that no additional provision was required on the PREPA line of credit after the evaluation made during the quarter ended September 30, 2015.

Total charge-offs on originated and other loans increased 10.7% to $12.9 million, as compared to $11.7 million for the same quarter in 2014.  Auto and leasing charge-offs increased $848 thousand to $8.5 million. Commercial charge-offs increased $331 thousand to $828 thousand.

Total recoveries on originated and other loans increased from $4.1 million to $3.8 million. As a result, the recoveries to charge-offs ratio increased from 23.18% to 29.30%. Net credit losses increased $1.4 million to $9.1 million, representing 1.22% of average originated and other loans outstanding versus 1.34% for the same quarter in 2014, annualized.

Provision for acquired loan and lease losses increased 373.3%, or $32.4 million, to $41.1 million from $8.7 million when compared with the same period in 2014. Provision for acquired BBVAPR loan and lease losses remained at $7.6 million. An additional provision of $5.2 million was placed as a result of the sale of certain non-performing commercial loans from the BBVAPR acquisition during the third quarter of 2015. Provision for acquired Eurobank loan and lease losses increased $32.4 million from $1.1 million to $33.5 million. Such increase reflects an additional provision of $32.9 million placed as a result of the sale of a certain non-performing commercial acquired Eurobank loans amounting to $197.1 million, unpaid principal balance ($100.0 million carrying amount), during the third quarter of 2015.

Comparison of nine-month periods ended September 30, 2015 and 2014

Provision for loan and lease losses increased 149.8% or $65.5 million, to $109.3 million, reflecting a $38.1 million provision for loan and lease losses resulting from the bulk sale completed during the quarter ended September 30, 2015 mentioned before.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses increased 151.2%, or $32.7 million, to $54.3 million from $21.6 million when compared with the same period in 2014. Such increase was primarily due to the classification of $200 million participation in the PREPA line of credit on non-accrual status and the recognition of a $24.0 million provision for loan and lease losses on such line during the first quarter of 2015. Management determined that no additional provision was required on the PREPA line of credit after the evaluation made during the quarter ended September 30, 2015.

Total charge-offs on originated and other loans increased 33.6% to $36.9 million, as compared to $27.6 million for the same quarter in 2014.  Auto and leasing charge-offs increased $6.3 million to $24.3 million. Consumer charge-offs decreased $2.6 million to $6.5 million.

Total recoveries on originated and other loans increased from $7.2 million to $11.5 million. As a result, the recoveries to charge-offs ratio increased from 26.05% to 31.16%. Net credit losses increased $5.0 million to $25.4 million, representing 1.17% of average originated and other loans outstanding versus 1.05% for the same quarter in 2014, annualized.

Provision for acquired loan and lease losses increased 148.38%, or $32.9 million, to $55.0 million from $22.1 million when compared with the same period in 2014. Provision for acquired BBVAPR loan and lease losses decreased 6.0% to $16.8 million, compared to $17.8 million for the same period in 2014. An additional provision of $5.2 million was placed as a result of the sale of certain non-performing commercial loans from the BBVAPR acquisition, during the third quarter of 2015. Provision for acquired Eurobank loan and lease losses increased $33.9 million from $4.3 million to $38.2 million. Such increase reflects an additional provision of $32.9 million placed as a result of the sale of a certain non-performing commercial acquired Eurobank loans amounting to $197.1 million, unpaid principal balance ($100.0 million carrying amount) during the third quarter of 2015.

Acquired loans accounted for under ASC 310-30 required a provision for loan and lease losses of $10.9 million, as compared to $7.3 million for the same period in 2014. The provision for loan and lease losses for loans accounted for under ASC 310-30 reflects the Company’s revision of the expected cash flows in the covered loan portfolio considering actual experiences and changes in the Company’s expectations for the remaining terms of the loan pools.

Income Taxes

Comparison of quarters ended September 30, 2015 and 2014

Income tax expense decreased $7.4 million to $562 thousand, compared to $8.0 million for the same quarter in 2014. Decrease in income tax expense reflects the net income before income taxes reduction of $22.4 million to $5.1 million for the quarter, compared to net income before income taxes of $27.5 million for the year ago quarter.

Comparison of nine-month periods ended September 30, 2015 and 2014

Income tax expense decreased $28.1 million to $2.3 million, compared to $30.4 million for the same period in 2014. The decrease in income tax expense reflects the decrease in the net income before income taxes of $94.2 million to $782 thousand for the nine-month period ended September 30, 2015, compared to net income before income taxes of $95.0 million for the year ago nine-month period.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2015 and 2014.

	Quarter Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,264	$25	$9,958	$107,247	$-	$107,247
Interest expense	(7,036)	-	(10,388)	(17,424)	-	(17,424)
Net interest income	90,228	25	(430)	89,823	-	89,823
Provision for loan and lease losses	(51,579)	-	-	(51,579)	-	(51,579)
Non-interest income (loss)	30,098	6,513	(634)	35,977	-	35,977
Non-interest expenses	(63,106)	(5,063)	(921)	(69,090)	-	(69,090)
Intersegment revenue	351	-	69	420	(420)	-
Intersegment expenses	(69)	(252)	(99)	(420)	420	-
Income before income taxes	$5,923	$1,223	$(2,015)	$5,131	$-	$5,131
Total assets	$5,990,125	$20,594	$2,117,569	$8,128,288	(924,466)	$7,203,822

	Quarter Ended September 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$108,548	$44	$11,709	$120,301	$-	$120,301
Interest expense	(7,892)	-	(10,538)	(18,430)	-	(18,430)
Net interest income	100,656	44	1,171	101,871	-	101,871
Provision for loan and lease losses	(17,257)	-	-	(17,257)	-	(17,257)
Non-interest income (loss)	(3,242)	6,208	(475)	2,491	-	2,491
Non-interest expenses	(53,669)	(4,483)	(1,423)	(59,575)	-	(59,575)
Intersegment revenue	431	-	290	721	(721)	-
Intersegment expenses	(290)	(330)	(101)	(721)	721	-
Income before income taxes	$26,629	$1,439	$(538)	$27,530	$-	$27,530
Total assets	$6,494,141	$26,800	$2,098,341	$8,619,282	(945,943)	$7,673,339

	Nine-Month Period Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$285,251	$71	$28,339	$313,661	$-	$313,661
Interest expense	(21,600)	-	(30,311)	(51,911)	-	(51,911)
Net interest income	263,651	71	(1,972)	261,750	-	261,750
Provision for loan and lease losses	(109,311)	-	-	(109,311)	-	(109,311)
Non-interest income(loss)	16,136	20,416	1,650	38,202	-	38,202
Non-interest expenses	(169,264)	(16,586)	(4,009)	(189,859)	-	(189,859)
Intersegment revenue	1,058	-	228	1,286	(1,286)	-
Intersegment expenses	(228)	(770)	(288)	(1,286)	1,286	-
Income before income taxes	$2,042	$3,131	$(4,391)	$782	$-	$782

	Nine-Month Period Ended September 30, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$330,148	$132	$38,995	$369,275	$-	$369,275
Interest expense	(26,235)	-	(31,693)	(57,928)	-	(57,928)
Net interest income	303,913	132	7,302	311,347	-	311,347
Provision for loan and lease losses	(43,763)	-	-	(43,763)	-	(43,763)
Non-interest income(loss)	(14,845)	20,232	2,840	8,227	-	8,227
Non-interest expenses	(156,867)	(15,629)	(8,331)	(180,827)	-	(180,827)
Intersegment revenue	1,410	-	290	1,700	(1,700)	-
Intersegment expenses	(290)	(1,089)	(321)	(1,700)	1,700	-
Income (loss) before income taxes	$89,558	$3,646	$1,780	$94,984	$-	$94,984

Comparison of quarters ended September 30, 2015 and 2014

Banking

Net interest income of the Company’s Banking segment decreased $10.4 million for the third quarter of 2015, or 10.4%, reflecting a decrease of 13.6% in interest income from loans. Interest income from loans reflects a decrease  volume by $13.5 million and an increase in interest rate by $2.2 million, mainly related to the bulk sale at the end of the third quarter of 2015 and to normal repayments and maturities, especially in the acquired portfolios.

Provision for loan and lease losses increased 198.9%, or $34.3 million, to $51.6 million, reflecting a  $38.1 million provision for loan and lease losses resulting from the bulk sale of non-performing loans and other real estate owned completed during the quarter ended September 30, 2015.

The FDIC shared-loss expense, net, decreased to $2.1 million as compared to $16.9 million for the same period in 2014, which primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from the most recent sale of covered non-performing commercial loans, as reflected in non-interest income the table above, and such reimbursement was registered as a receivable from the FDIC in light of the successful execution of the bulk sale.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 3.1% to $10.8 million, from $9.8 million for the same period in 2014. The increase is mainly due to higher customer service revenues and checking account fees.

Income generated from mortgage banking activities decreased 52.6% to $993 thousand, compared to $2.1 million for the same quarter in 2014. The decrease in mortgage banking activities is mainly due to lower mortgage backed securities volume and less servicing income, offset by higher loans sold and lower loss on repurchase agreements, when compared to the same period in 2014.

Non-interest expense of $63.1 million increased $9.4 million or 17.6% when compared to the same period in 2014. The increase in non-interest expense primarily reflects a $9.3 million loss related to the sale of certain other real estate owned from the BBVAPR acquisition as part of the bulk sale mentioned before. In addition, electronic banking charges increased $869 thousand, mainly from merchant business and debit/credit card interchange transactions as our banking business continues to grow.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, declined 3.2% compared to the same quarter in 2014. Such decrease was mainly driven by a reduction of $184 thousand in trading activities related to mutual funds for the third quarter of 2015.

Non-interest expenses increased by 12.9% to $5.1 million, compared to $4.5 million for the same period in 2014.

Treasury

Interest income from investments decreased 15.1% to $10.0 million, reflecting a decrease in interest rate of $2.4 million. Such decrease in interest income from investments reflects a higher premium amortization on existing securities.

Non-interest expenses, mainly composed of indirect expenses allocated from support departments decreased 35.3% to $921 thousand as part of the Company’s cost reduction strategy.

Comparison of nine-month periods ended September 30, 2015 and 2014

Banking

Net interest income of the Company’s Banking segment decreased $40.3 million for the nine-month period ended September 30, 2015, or 13.2%, reflecting a decrease of 13.6% in interest income from loans. Interest income from loans decreased 13.6% to $285.2 million, reflecting a decrease in both, volume and interest rate of $35.9 million and $9.0 million, respectively. Such decrease reflects lower acquired loan balances and yield primarily due to the bulk sale of non-performing commercial loans during the third quarter of 2015 and normal repayments and maturities, especially in the acquired portfolios. In addition, such decrease reflects a reduction of $4.1 million in interest income from the loans to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and PRASA, which was paid off during the second quarter of 2015.

Provision for loan and lease losses increased 149.78%, or $65.5 million, to $109.3 million, reflecting a  $38.1 million provision for loan and lease losses resulting from the bulk sale of non-performing loans and other real estate owned completed during the quarter ended September 30, 2015. In addition, during the first quarter of 2015, the Company recorded an additional provision for loan and lease losses of $24 million related to its participation in the line of credit to PREPA.

The FDIC shared-loss expense, net, decreased to $38.4 million as compared to $53.8 million for the same period in 2014, primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from the most recent sale of covered non-performing commercial loans, as reflected in non-interest income in the table above, and such reimbursement was registered as a receivable from the FDIC in light of the successful execution of the bulk sale.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased to $31.2 million, from $30.3 million for the same period in 2014. The increase is mainly driven by higher electronic banking fees of $1.9 million and $471 thousand in lease servicing and other loan fees, partially offset by lower checking account fees by $933 thousand, mainly from cycle fees, and branch service commissions by $216 thousand.

Income generated from mortgage banking activities decreased 11.8% to $4.7 million, compared to $5.3 million for the same period in 2014. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of retaining securitized GNMA pools, as the Company retained securitized GNMA pools totaling $27.8 million at a yield of 3.06% from its own originations during the quarter ended September 30, 2015.

During the nine-month period ended September 30, 2015, the Company recognized a loss of $835 thousand related to the sale of its mortgage servicing assets during the second quarter of 2015. It is included as other non-interest income.

Non-interest expense of $169.3 million increased 7.9% when compared to the same period in 2014. The increase in non-interest expense primarily reflects a $9.3 million loss related to the sale of other real estate owned from the BBVAPR acquisition as part of the bulk sale during the third quarter of 2015. In addition, the Company had a $3.0 million increase in markdown of foreclosed real estate, as part of de-risking efforts during the second quarter of 2015. Also, electronic banking charges increased 18.7%, mainly from merchant business and credit/debit card interchange transactions as our banking business continues to grow.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, remained at $20.4 million, compared to $20.2 million in the same period in 2014.

Non-interest expenses increased by 6.1% to $16.6 million, mainly due to $2.1 million payment required by our broker-dealer’s regulator during the second quarter of 2015, partially offset by a decrease in commissions paid when compared to the same period in 2014.

Treasury

The investment portfolio of $1.624 billion at September 30, 2015 increased 15.8% compared to $1.402 billion at December 31, 2014. Interest income from investments decreased 27.4% to $28.4 million, reflecting a decrease in both, volume and interest rate of $1.2 million and $9.5 million, respectively. Such decrease in interest income from investments reflects higher premium amortization on existing securities.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2015, the Company’s total assets amounted to $7.204 billion representing a decrease of 3.3% when compared to $7.449 billion at December 31, 2014. This reduction is mainly due to a decrease in the loan portfolio, partially offset by an increase in the investment portfolio. The loan portfolio decreased $358.0 million from $4.827 billion at December 31, 2014 to $4.469 billion, which included the sale of a portion of acquired non-performing loans amounting to $109.9 million, carrying amount, during the third quarter of 2015, the full repayment of the $75 million loan to PRASA during the second quarter of 2015 and the full payment of the $78 million loan to Puerto Rico State Insurance Fund Corporation. Investments securities increased $214.4 million from $1.402 billion at December 31, 2014 to $1.624 billion.

At September 30, 2015, loans represented 73% of total interest-earning assets while investments represented 27%, compared to 77% and 23%, respectively, at December 31, 2014.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2015, the Company’s loan portfolio decreased by 7.4% to $4.469 billion compared to $4.827 billion at December 31, 2014, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to portfolio sales, repayments and maturities and that the Company continues to reduce its exposure to the Puerto Rico government. At September 30, 2015, the originated loan portfolio increased $183.5 million, or 6.5%, the acquired BBVAPR loan portfolio decreased $368.4 million, or 21.5%, and the acquired Eurobank loan portfolio decreased $49.1 million, or 49.9% from December 31, 2014.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At September 30, 2015, the investment portfolio increased 15.8% to $1.624 billion from $1.402 billion at December 31, 2014. During the nine-month period ended September 30, 2015 the Company sold $101.3 million of mortgage-backed securities available for sale and reduced some interest rate sensitivity. Recent purchases of investment securities were categorized as held-to-maturity. The Company’s management will determine the category of upcoming investment securities purchases based on the Company’s expectations at such time.  During the quarter ended September 30, 2015, the Company recognized an other-than-temporary impairment charge on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Corporation determined that $246 thousand of the unrealized loss carried by these securities was attributed to estimated credit losses.

The FDIC indemnification asset amounted to $22.9 million at September 30, 2015 and $97.4 million as of December 31, 2014, representing a 76.5% reduction. The decrease in the FDIC indemnification asset is mainly related to collections and reimbursement receivables from the FDIC of $38.1 million and amortization of $35.9 million for the nine-month period ended September 30, 2015, as the loss-share coverage for non-single family loans expired on June 30, 2015.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At September 30, 2015, total assets managed by the Company’s trust division and OPC amounted to $2.713 billion, compared to $2.841 billion at December 31, 2014. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2015, total assets gathered by Oriental Financial Services from its customer investment accounts decreased to $2.442 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect a decrease in the portfolio and differences in market values.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31	Variance
	2015	2014	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,377,399	$1,172,262	17.5%
Obligations of US government-sponsored agencies	5,603	7,182	-22.0%
US Treasury securities	25,041	-	100.0%
CMOs issued by US government-sponsored agencies	145,824	176,129	-17.2%
GNMA certificates	31,929	4,752	571.9%
Puerto Rico government and public instrumentalities	13,793	15,671	-12.0%
FHLB stock	20,804	21,169	-1.7%
Other debt securities	2,755	3,294	-16.4%
Other investments	586	1,597	-63.3%
Total investments	1,623,734	1,402,056	15.8%
Loans	4,468,676	4,826,646	-7.4%
Total securities and loans	6,092,410	6,228,702	-2.2%
Other assets:
Cash and due from banks (including restricted cash)	525,809	577,159	-8.9%
Money market investments	4,736	4,675	1.3%
FDIC indemnification asset	22,895	97,378	-76.5%
Foreclosed real estate	64,117	95,661	-33.0%
Accrued interest receivable	18,625	21,345	-12.7%
Deferred tax asset, net	143,935	108,708	32.4%
Premises and equipment, net	75,346	80,599	-6.5%
Servicing assets	6,463	13,992	-53.8%
Derivative assets	3,290	8,107	-59.4%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	160,127	126,714	26.4%
Total other assets	1,111,412	1,220,407	-8.9%
Total assets	$7,203,822	$7,449,109	-3.3%
Investments portfolio composition:
FNMA and FHLMC certificates	84.9%	83.7%
Obligations of US government-sponsored agencies	0.3%	0.5%
US Treasury securities	1.5%	0.0%
CMOs issued by US government-sponsored agencies	9.0%	12.6%
GNMA certificates	2.0%	0.3%
Puerto Rico government and public instrumentalities	0.8%	1.1%
FHLB stock	1.3%	1.5%
Other debt securities and other investments	0.2%	0.3%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	September 30,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands)
Originated and other loans and leases held for investment:
Mortgage	$762,636	$791,751	-3.7%
Commercial	1,389,353	1,289,732	7.7%
Consumer	227,756	186,760	22.0%
Auto and leasing	647,544	575,582	12.5%
	3,027,289	2,843,825	6.5%
Allowance for loan and lease losses on originated and other loans and leases	(80,351)	(51,439)	-56.2%
	2,946,938	2,792,386	5.5%
Deferred loan costs, net	4,571	4,282	6.7%
Total originated and other loans loans held for investment, net	2,951,509	2,796,668	5.5%

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	7,736	12,675	-39.0%
Consumer	39,774	45,344	-12.3%
Auto	124,120	184,782	-32.8%
	171,630	242,801	-29.3%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(5,473)	(4,597)	-19.1%
	166,157	238,204	-30.2%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	617,268	656,122	-5.9%
Commercial	395,637	452,201	-12.5%
Construction	-	106,361	-100.0%
Consumer	15,072	29,888	-49.6%
Auto	173,979	247,233	-29.6%
	1,201,956	1,491,805	-19.4%
Allowance for loan and lease losses on Acquired BBVAPR loans accounted for under ASC 310-30	(19,986)	(13,481)	-48.3%
	1,181,970	1,478,324	-20.0%
Total acquired BBVAPR loans, net	1,348,127	1,716,528	-21.5%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	92,757	102,162	-9.2%
Commercial	144,704	256,488	-43.6%
Consumer	2,708	4,506	-39.9%
Total acquired Eurobank loans	240,169	363,156	-33.9%
Allowance for loan and lease losses on Eurobank loans	(90,332)	(64,245)	-40.6%
Total acquired Eurobank loans, net	149,837	298,911	-49.9%
Total acquired loans, net	1,497,964	2,015,439	-25.7%
Total held for investment, net	4,449,473	4,812,107	-7.5%
Mortgage loans held for sale	19,203	14,539	32.1%
Total loans, net	$4,468,676	$4,826,646	-7.4%

As shown in Table 5 above, total loans, net, amounted to $4.469 billion at September 30, 2015 and $4.827 billion at December 31, 2014. On September 28, 2015, the Company sold covered non-performing commercial loans with an unpaid principal balance amounting to $197.1 million unpaid principal balance ($100.0 million carrying amount). The sales price was 18.44% of UPB, or $36.3 million. The FDIC agreed to cover up to $20.0 million of losses as part of its loss-share agreement with the Company. As a result, a $20.0 million receivable was recorded in the statement of operations. The Company also recorded a $32.9 million provision for loan and lease losses for acquired Eurobank loans, which was partially offset by $4.6 million in cost recoveries. Also, as part of this transaction, the Company sold certain non-performing commercial loans and real estate owned from the BBVAPR acquisitionwith an unpaid principal balance amounting to $38.1 million unpaid principal balance ($9.9 million carrying amount). The sales price was $5.2 million. As a result, a $5.2 million provision for loan and lease losses was recorded for BBVAPR acquired loans, which was partially offset by $2.4 million in cost recoveries. In addition, certain real estate owned with a carrying amount of $11.0 million was sold for $1.7 million. At September 30 , 2015, the Company had a $13.0 million receivable related to this sale and a $20.0 million receivable from the FDIC for the shared-loss portion reimbursement due.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $762.6 million (25.2% of the gross originated loan portfolio) compared to $791.8 million (27.8% of the gross originated loan portfolio) at December 31, 2014. Mortgage loan production totaled $65.2 million and $191.8 million for the quarter and nine-month period ended September 30, 2015, respectively, which represents an increase of 18.0% and 36.1% from $55.3 million and $140.9 million for the same periods in 2014. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $7.0 million and $42.2 million for the periods ended September 30, 2015 and December 31, 2014, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option. The decrease is mostly due to the sale of mortgage servicing rights of most of these loans during the second quarter of 2015.

•         Commercial loan portfolio amounted to $1.389 billion (45.9% of the gross originated loan portfolio) compared to $1.290 billion (45.4% of the gross originated loan portfolio) at December 31, 2014. Commercial loan production decreased 7.6% to $83.2 million for the third quarter of 2015 from $90.1 million for the same period in 2014, and 114.7% to $289.4 million for the nine-month period ended September 30, 2015 from $154.6 million for the same period in 2014.

•         Consumer loan portfolio amounted to $227.8 million (7.5% of the gross originated loan portfolio) compared to $186.8 million (6.6% of the gross originated loan portfolio) at December 31, 2014. Consumer loan production increased 28.1% to $36.8 million for the quarter ended September 30, 2015 from $28.7 million for the same period in 2014, and 359.2% to $102.8 million for the nine-month period ended September 30, 2015 from $80.4 million for the same period in 2014.

•         Auto loans and leasing portfolio amounted to $647.5 million (21.4% of the gross originated loan portfolio) compared to $575.6 million (20.2% of the gross originated loan portfolio) at December 31, 2014. Auto production was $65.7 million for the quarter ended September 30, 2015 and $193.2 million for the nine-month period ended September 30, 2015 compared to $68.5 million and $178.9 million for the same period in 2014.

At September 30, 2015 and December 31, 2014, the Company's acquired BBVAPR loan portfolio composition was as follows:

	September 30, 2015		December 31, 2014
Portfolio Type	Carrying Amounts	% of Gross Acquired BBVAPR Loan Portfolio	Carrying Amounts	% of Gross Acquired BBVAPR Loan Portfolio
	(Dollars in thousands)
Mortgage	$617,268	44.9%	$656,122	37.8%
Commercial	403,373	29.4%	571,237	32.9%
Consumer	54,846	4.0%	75,232	4.3%
Auto	298,099	21.7%	432,015	24.9%
	$1,373,586	100.00%	$1,734,606	100.00%

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2015
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$12,276	$243	1.98%	$18,842	$531	2.82%	$97,893	$1,649	1.68%
90 - 119 days	69	-	0.00%	375	11	2.93%	2,345	156	6.65%
120 - 179 days	241	6	2.49%	113	7	0.00%	1,179	48	4.07%
180 - 364 days	78	4	5.13%	720	43	5.97%	2,304	126	5.47%
365+ days	323	55	17.03%	320	68	21.25%	8,127	859	10.57%
Total	$12,987	$308	2.37%	$20,370	$660	3.24%	$111,848	$2,838	2.54%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.41%			0.64%			3.50%
Refinanced or Modified Loans:
Amount	$2,096	$194	9.26%	$195	$18	9.23%	$20,806	$1,522	7.32%
Percentage of Higher-Risk Loan Category	16.14%			0.96%			18.60%
Loan-to-Value Ratio:
Under 70%	$8,161	$205	2.51%	$1,704	$47	2.76%	$-	$-	-
70% - 79%	2,238	69	3.08%	2,785	77	2.76%	-	-	-
80% - 89%	455	15	3.30%	6,287	224	3.56%	-	-	-
90% and over	2,133	19	0.89%	9,594	312	3.25%	111,848	2,838	2.54%
	$12,987	$308	2.37%	$20,370	$660	3.24%	$111,848	$2,838	2.54%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2015
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$20,947	$-	$-	$20,947	Repayment sources include all available revenues of the Commonwealth
Public corporations	194,682	193,904	778	-
Municipalities	202,882	-	48,339	154,543	Repayment from property taxes
Investment securities	18,986	-	8,766	10,220	Revenues derived from trustee properties, leased facilities and Teodoro Moscoso Bridge operations.
Total	$437,497	$193,904	$57,883	$185,710

Some highlights follow on the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          44% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $175.0 million at September 30, 2015. However, this amount may decline as a result of recently enacted legislation to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•         Oriental Bank, is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA. The Bank’s participation in the line of credit has an unpaid principal balance of $193.9 million as of September 30, 2015. During the first quarter of 2015, the Bank placed its participation in such line of credit on non-accrual status and recorded a $24.0 million provision for loan and lease losses related thereto. During the second and third quarter of 2015, interest payments received were applied to principal. As of September 30, 2015, the specific reserve was maintained at $23.4 million.

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

At September 30, 2015, the Company’s allowance for loan and lease losses amounted to $196.1 million, an increase from $133.8 million at December 31, 2014.

At September 30, 2015, $80.4 million of the allowance corresponded to originated and other loans held for investment, or 2.65% of total originated and other loans held for investment, compared to $51.4 million or 1.81% of total originated and other loans held for investment at December 31, 2014. The allowance increased as a result of a $54.3 million provision for loan and lease losses and $11.5 million of recoveries, which were partially offset by charge-offs of $36.9 million during the nine-month period ended September 30, 2015. During the first quarter of 2015, the Company recorded a $24.0 million provision for loan and lease losses for the PREPA line of credit. The allowance for commercial loans increased 321.3% (or $27.1 million), when compared with the balances recorded at December 31, 2014. The allowance for residential mortgage loans decreased by 12.1% (or $2.4 million), when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto and leases increased by 19.2% (or $1.7 million) and 17.0% (or $2.4 million), respectively, when compared with the balances recorded at December 31, 2014.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at September 30, 2015 was $5.5 million compared to $4.6 million at December 31, 2014, a 19.1% increase. The allowance increased as a result of a $5.9 million provision for loan and lease losses and $2.2 million of recoveries, which were partially offset by $7.3 million in charge-offs during the nine-month period ended September 30, 2015. The allowance for commercial loans decreased by 66.2% (or $43 thousand), when compared with the balance recorded at December 31, 2014. The allowance for consumer loans increased by 152.4% (or $1.8 million) and auto loans decreased by 27.9% (or $927 thousand), respectively, when compared with the balances recorded at December 31, 2014, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at September 30, 2015 was $20.0 million as compared to $13.5 million at December 31, 2014. The allowance increased as a result of a $10.9 million provision for loan and lease losses, partially offset by $4.4 million in charge-offs during the nine-month period ended September 30, 2015. During the third quarter of 2015, the Company recorded $5.2 million of provision for loan and lease losses for acquired BBVAPR loans related to the most recent sale of certain non-performing commercial loans on September 28, 2015. The allowance for commercial loans increased by 22.9% (or $3.1 million), when compared with the balance recorded at December 31, 2014. The allowance for residential mortgage loans increased $473 thousand, when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto loans increased by $79 thousand and $2.9 million, respectively, when compared with the balances recorded at December 31, 2014.

Allowance for loan and lease losses recorded for acquired Eurobank loans at September 30, 2015 was $90.3 million as compared to $64.2 million at December 31, 2014. The allowance increased as a result of a $33.5 million provision for loan and lease losses and a provision of $14.6 million of FDIC shared-loss portion for covered loan and lease losses during the nine-month period ended September 30, 2015. During the third quarter of 2015, the Company recorded $32.9 million of provision for loan and losses for acquired Eurobank loans related to the most recent sale of a certain non-performing commercial loans on September 28, 2015. The allowance for loan and lease losses on covered loans is accounted for under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period, based on forecasted cash flows. Credit related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2015 and December 31, 2014, the Company had $307.2 million and $101.5 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At September 30, 2015 and December 31, 2014, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $91.2 million and $274.4 million, respectively.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $193.9 million as of September 30, 2015.  As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. Since April 1, 2015, interest payments have been applied to principal. At September 30, 2015, the specific allowance for PREPA amounted to $23.4 million.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

Acquired loans with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses. Credit related decreases in expected cash flows, compared to those previously forecasted are recognized by recording a provision for credit losses on non-covered loans when it is probable that all cash flows expected at acquisition will not be collected.

At September 30, 2015, the Company’s non-performing assets increased by 117.0% to $386.5 million (6.58% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $178.1 million (4.30% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2014. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At September 30, 2015, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 25.73% (50.50% at December 31, 2014).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At September 30, 2015, the Company’s originated non-performing mortgage loans totaled $78.1 million (24.8% of the Company’s non-performing loans), a 7.3% increase from $72.8 million (66.8% of the Company’s non-performing loans) at December 31, 2014. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2015, the Company’s originated non-performing commercial loans amounted to $222.1 million (70.4% of the Company’s non-performing loans), a 924.4% increase from $21.7 million at December 31, 2014 (19.9% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties. During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At September 30, 2015, the PREPA line of credit had an outstanding principal balance of $193.9 million.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2015, the Company’s originated non-performing consumer loans totaled $2.0 million (0.6% of the Company’s non-performing loans), a 26.0% increase from $1.6 million (1.5% of the Company’s non-performing loans) at December 31, 2014.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2015, the Company’s originated non-performing auto loans and leases amounted to $10.1  million (3.2% of the Company’s total non-performing loans), an increase of 16.2% from $8.7 million at December 31, 2014 (8.0% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2015, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $873 thousand (0.3% of the Company’s non-performing loans), a 26.5% decrease from $1.2 million at December 31, 2014 (1.1% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At September 30, 2015, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $810 thousand (0.3% of the Company’s non-performing loans), a 45.1% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2015, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $1.2 million (0.4% of the Company’s non-performing loans), a 17.7% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

				Nine-Month Period Ended
	Quarter Ended September 30,		Variance	September 30,		Variance
	2015	2014	%	2015	2014	%
	(Dollars in thousands)			(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$78,989	$50,638	56.0%	$51,439	$49,081	4.8%
Provision for non-covered loan and lease losses	10,459	8,569	22.1%	54,322	21,625	151.2%
Charge-offs	(12,867)	(11,622)	10.7%	(36,909)	(27,621)	33.6%
Recoveries	3,770	2,694	39.9%	11,499	7,194	59.8%
	$80,351	$50,279	59.8%	$80,351	$50,279	59.8%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$5,529	$3,444	60.5%	$4,597	$2,354	95.3%
Provision for non-covered loan and lease losses	1,651	3,731	-55.7%	5,937	10,542	-43.7%
Charge-offs	(2,275)	(3,408)	-33.2%	(7,281)	(10,368)	-29.8%
Recoveries	568	693	-18.0%	2,220	1,932	14.9%
	$5,473	$4,460	22.7%	$5,473	$4,460	22.7%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$18,359	$6,278	192.4%	$13,481	$2,863	370.9%
Provision for non-covered loan and lease losses	5,979	3,842	55.6%	10,857	7,257	49.6%
Loan pools fully charged off	(4,352)	-	-100.0%	(4,352)	-	-100.0%
	$19,986	$10,120	97.5%	$19,986	$10,120	97.5%

Eurobank loans
Balance at beginning of period	$71,452	$59,515	20.1%	$64,245	$52,729	21.8%
Provision for covered loan and lease losses, net	33,490	1,115	2903.6%	38,194	4,339	780.2%
Loan pools fully charged off	(14,610)	-	-100.0%	(14,610)	-	-100.0%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	-	1,597	-100.0%	2,503	5,159	-51.5%
Balance at end of period	$90,332	$62,227	45.2%	$90,332	$62,227	45.2%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.65%	1.84%	44.3%	2.65%	1.84%	44.3%
Non-performing originated loans	25.73%	50.50%	-49.1%	25.73%	50.50%	-49.1%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	3.19%	1.56%	104.4%	3.19%	1.56%	104.4%
Non-performing acquired loans accounted for under ASC 310-20	186.98%	107.03%	74.7%	186.98%	107.03%	74.7%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN
	September 30, 2015	December 31, 2014	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$17,292	$19,679	-12.1%
Commercial	35,524	8,432	321.3%
Consumer	10,816	9,072	19.2%
Auto and leasing	16,674	14,255	17.0%
Unallocated allowance	45	1	4400.0%
Total allowance balance	$80,351	$51,439	56.2%
Allowance composition:
Mortgage	21.52%	38.26%	-43.8%
Commercial	44.21%	16.39%	169.7%
Consumer	13.46%	17.64%	-23.7%
Auto and leasing	20.75%	27.71%	-25.1%
Unallocated allowance	0.06%	0.00%	0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.27%	2.49%	-8.8%
Commercial	2.56%	0.65%	291.1%
Consumer	4.75%	4.86%	-2.2%
Auto and leasing	2.57%	2.48%	4.0%
Total allowance to total originated loans	2.65%	1.81%	46.7%
Allowance coverage ratio to non-performing loans:
Mortgage	22.13%	27.03%	-18.1%
Commercial	16.00%	38.89%	-58.9%
Consumer	539.72%	570.57%	-5.4%
Auto and leasing	165.48%	164.46%	0.6%
Total	25.73%	49.11%	-47.6%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$22	$65	-66.2%
Consumer	3,057	1,211	152.4%
Auto	2,394	3,321	-27.9%
Total allowance balance	$5,473	$4,597	19.1%
Allowance composition:
Commercial	0.40%	1.41%	-71.6%
Consumer	55.86%	26.34%	112.1%
Auto	43.74%	72.25%	-39.5%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.28%	0.51%	-44.5%
Consumer	7.69%	2.67%	187.8%
Auto	1.93%	1.80%	7.3%
Total allowance to total acquired loans	3.19%	1.89%	68.4%
Allowance coverage ratio to non-performing loans:
Commercial	2.52%	5.48%	-54.0%
Consumer	377.41%	82.05%	360.0%
Auto	192.44%	219.64%	-12.4%
Total	186.98%	110.11%	69.8%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	September 30, 2015	December 31, 2014	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$473	$-	100.0%
Commercial	16,567	13,476	22.9%
Consumer	84	5	1580.0%
Auto	2,862	-	100.0%
Total allowance balance	$19,986	$13,481	48.3%
Allowance composition:
Mortgage	2.37%	0.00%	100.0%
Commercial	82.89%	99.96%	-17.1%
Consumer	0.42%	0.04%	1033.2%
Auto	14.32%	0.00%	100.0%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$32,685	$15,522	110.6%
Commercial	57,280	48,334	18.5%
Consumer	367	389	-5.7%
Total allowance balance	$90,332	$64,245	40.6%
Allowance composition:
Mortgage	36.18%	24.16%	49.8%
Commercial	63.41%	75.23%	-15.7%
Consumer	0.4%	0.6%	-32.9%
	100.0%	100.0%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2015	2014	%	2015	2014	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,058)	$(1,563)	-32.3%	$(3,829)	$(3,764)	1.7%
Recoveries	270	138	95.7%	338	374	100.0%
Total	(788)	(1,425)	-44.7%	(3,491)	(3,390)	3.0%
Commercial
Charge-offs	(828)	(1,081)	-23.4%	(2,317)	(2,043)	13.4%
Recoveries	63	56	12.5%	372	269	38.3%
Total	(765)	(1,025)	-25.4%	(1,945)	(1,774)	9.6%
Consumer
Charge-offs	(2,471)	(1,585)	55.9%	(6,456)	(3,820)	69.0%
Recoveries	186	66	181.8%	729	457	59.5%
Total	(2,285)	(1,519)	50.4%	(5,727)	(3,363)	70.3%
Auto
Charge-offs	(8,510)	(7,393)	15.1%	(24,307)	(17,994)	35.1%
Recoveries	3,251	2,434	33.6%	10,060	6,094	65.1%
Total	(5,259)	(4,959)	6.0%	(14,247)	(11,900)	19.7%
Net credit losses
Total charge-offs	(12,867)	(11,622)	10.7%	(36,909)	(27,621)	33.6%
Total recoveries	3,770	2,694	39.9%	11,499	7,194	59.8%
Total	$(9,097)	$(8,928)	1.9%	$(25,410)	$(20,427)	24.4%
Net credit losses to average loans outstanding:
Mortgage	0.42%	0.72%	-41.7%	0.60%	0.57%	5.3%
Commercial	0.23%	0.34%	-32.4%	0.20%	0.20%	0.0%
Consumer	4.33%	3.77%	14.9%	3.91%	3.08%	26.9%
Auto	3.28%	3.73%	-12.1%	3.07%	3.32%	-7.5%
Total	1.23%	1.34%	-8.2%	1.17%	1.05%	11.4%
Recoveries to charge-offs	29.30%	23.18%	26.4%	31.16%	26.05%	19.6%
Average originated loans:
Mortgage	$758,689	$789,204	-3.9%	$776,152	$786,434	-1.3%
Commercial	1,349,511	1,190,607	13.3%	1,317,591	1,174,220	12.2%
Consumer	210,933	161,147	30.9%	195,098	145,659	33.9%
Auto	640,828	531,914	20.5%	618,280	478,592	29.2%
Total	$2,959,961	$2,672,872	10.7%	$$2,907,121	$2,584,905	12.5%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)
	Quarter Ended September 30,		Variance	Nine-Month Period Ended September 30,		Variance
	2015	2014	%	2015	2014	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(22)	$(228)	-90.4%	$(38)	$(512)	-92.6%
Recoveries	7	35	100.0%	24	65	(1)
Total	(15)	(193)	-92.2%	(14)	(447)	-96.9%
Consumer
Charge-offs	(1,103)	(1,432)	-23.0%	(3,789)	(5,442)	-30.4%
Recoveries	59	139	-57.6%	622	363	71.3%
Total	(1,044)	(1,293)	-19.3%	(3,167)	(5,079)	-37.6%
Auto
Charge-offs	(1,150)	(1,748)	-34.2%	(3,454)	(4,414)	-21.7%
Recoveries	502	519	-3.3%	1,574	1,504	4.7%
Total	(648)	(1,229)	-47.3%	(1,880)	(2,910)	-35.4%
Net credit losses
Total charge-offs	(2,275)	(3,408)	-33.2%	(7,281)	(10,368)	-29.8%
Total recoveries	568	693	-18.0%	2,220	1,932	14.9%
Total	$(1,707)	$(2,715)	-37.1%	$(5,061)	$(8,436)	-40.0%
Net credit losses to average loans outstanding:
Commercial	9.00%	7.26%	23.9%	2.0%	1.66%	23.4%
Consumer	6.72%	7.88%	-14.7%	6.8%	10.05%	-32.56%
Auto	1.45%	2.21%	-34.6%	1.2%	1.54%	-20.0%
Total	2.82%	3.64%	-22.4%	2.5%	3.17%	-20.0%
Recoveries to charge-offs	24.97%	20.33%	22.8%	30.49%	18.63%	63.6%
Average loans accounted for under ASC 310-20:
Commercial	$667	$10,634	-93.7%	$913	$35,983	-97.5%
Consumer	62,104	65,639	-5.4%	62,317	67,399	-7.5%
Auto	179,361	221,989	-19.2%	203,291	251,808	-19.3%
Total	$242,132	$298,262	-18.8%	$266,521	$355,190	-25.0%

TABLE 11 — NON-PERFORMING ASSETS

	September 30	December 31	Variance
	2015	2014	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$220,403	$27,707	695.5%
Other loans	86,841	73,835	17.6%
Accruing loans
Troubled-Debt Restructuring loans	6,265	3,862	62.2%
Other loans	1,718	3,523	-51.2%
Total non-performing loans	$315,227	$108,927	189.4%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	62,514	48,147	29.8%
Other repossessed assets	8,948	21,043	-57.5%
	$386,689	$178,117	117.1%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	6.58%	4.30%	53.2%
Non-performing assets to total capital	42.57%	18.90%	125.2%

	Quarter Ended September 30,		Nine-Month Period September 30,
	2015	2014	2015	2014
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$969	$833	$2,444	$1,389

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$78,148	$72,815	7.3%
Commercial	222,072	21,679	924.4%
Consumer	2,004	1,590	26.0%
Auto and leasing	10,076	8,668	16.2%
	312,300	104,752	198.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	873	1,187	-26.5%
Consumer	810	1,476	-45.1%
Auto	1,244	1,512	-17.7%
	2,927	4,175	-29.9%
Total	$315,227	$108,927	189.4%
Non-performing loans composition percentages:
Originated loans
Mortgage	24.8%	66.8%
Commercial	70.4%	19.9%
Consumer	0.6%	1.5%
Auto and leasing	3.2%	8.0%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.3%	1.1%
Consumer	0.3%	1.4%
Auto	0.4%	1.4%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	9.85%	3.53%	179.2%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	5.37%	2.63%	104.4%
Total capital	34.72%	11.56%	200.3%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.08%	1.04%	4.28%
Non-performing loans	11.01%	29.42%	-62.6%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	56.46%	53.42%	5.7%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	30.59%	72.88%	-58.0%

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

The FDIC loss share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At September 30, 2015, the Company had a $25 million receivable from the FDIC, included in other assets in the unaudited statement of financial condition, corresponding to loss-share certifications for commercial and other non-single family loans for the second quarter of 2015. At September 30, 2015, the FDIC indemnification asset only reflects the balance for single family residential mortgage loans.

On July 2, 2015, the Bank entered into an agreement with the FDIC pursuant to which the FDIC concurred with a proposed sale of a pool of shared loss assets under the commercial shared loss agreement.  Pursuant to such agreement, the FDIC agreed to pay the Bank up to $20 million in loss share coverage with respect to the aggregate loss resulting from the portfolio sale on September 28, 2015 of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance ($100.0 million carrying amount). The sales price was 18.44% of UPB, or $36.3 million. As a result, a $20.0 million receivable from the FDIC was recorded in the statement of operations.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$22,704	$143,660	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	-	(12,837)	(17,171)	(31,537)
Shared-loss agreements reimbursements expected from the FDIC	-	-	(20,917)	-
Increase in expected credit losses to be covered under shared-loss agreements, net	-	1,597	2,503	5,159
FDIC indemnification asset expense	(1,215)	(16,059)	(35,948)	(51,180)
Incurred expenses to be reimbursed under shared-loss agreements	1,406	4,258	(2,950)	8,937
Balance at end of period	$22,895	$120,619	$22,895	$120,619

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2015	2014	2015	2014
	(In thousands)		(In thousands)
Balance at beginning of period	$9,957	$49,007	$21,682	$71,451
Amortization of negative discount	(1,215)	(14,462)	(35,967)	(49,583)
Impact of lower projected losses	2	2,079	23,029	14,756
Balance at end of period	$8,744	$36,624	$8,744	$36,624

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$792,110	$745,570	6.2%
NOW accounts	1,112,899	1,251,943	-11.1%
Savings and money market accounts	1,292,640	1,385,823	-6.7%
Certificates of deposit	1,518,266	1,539,324	-1.4%
Total deposits	4,715,915	4,922,660	-4.2%
Accrued interest payable	1,159	1,746	-33.6%
Total deposits and accrued interest payable	4,717,074	4,924,406	-4.2%
Borrowings:
Securities sold under agreements to repurchase	1,000,664	980,087	2.1%
Advances from FHLB	332,936	334,331	-0.4%
Other term notes	1,734	4,004	-56.7%
Subordinated capital notes	102,371	101,584	0.8%
Total borrowings	1,437,705	1,420,006	1.2%
Total deposits and borrowings	6,154,779	6,344,412	-3.0%

Other Liabilities:
Derivative liabilities	8,622	11,221	-23.2%
Acceptances outstanding	19,083	17,989	6.1%
Other liabilities	113,450	133,290	-14.9%
Total liabilities	$6,295,934	$6,506,912	-3.2%
Deposits portfolio composition percentages:
Non-interest bearing deposits	16.8%	15.1%
NOW accounts	23.6%	25.4%
Savings and money market accounts	27.4%	28.2%
Certificates of deposit	32.2%	31.3%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	69.6%	69.0%
Advances from FHLB	23.2%	23.5%
Other term notes	0.1%	0.3%
Subordinated capital notes	7.1%	7.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$998,532	$977,816
Daily average outstanding balance	$1,031,316	$1,041,378
Maximum outstanding balance at any month-end	$1,166,445	$1,149,167

Liabilities and Funding Sources

As shown in Table 15 above, at September 30, 2015, the Company’s total liabilities were $6.296 billion, 3.2% less than the $6.507 billion reported at December 31, 2014. Deposits and borrowings, the Company’s funding sources, amounted to $6.155 billion at September 30, 2015 versus $6.344 billion at December 31, 2014, a 3.0% decrease.

At September 30, 2015, deposits represented 77% and borrowings represented 23% of interest-bearing liabilities. At September 30, 2015, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.717 billion, a decrease of 4.2% from $4.924 billion at December 31, 2014. Demand and savings deposits decreased 5.5% to $3.198 billion, brokered deposits increased 5.5% to $653.1 million and time deposits declined 6.0% to $669.5 million as part of our efforts to reduce the cost of deposits, which averaged 0.66% at December 31, 2014 compared to 0.57% at September 30, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At September 30, 2015, borrowings amounted to $1.438 billion, representing an increase of 1.2% when compared with the $1.420 billion reported at December 31, 2014. Repurchase agreements at September 30, 2015 increased $20.6 million to $1.001 billion from $980.1 million at December 31, 2014, as the Company entered into new one-month short-term repurchase agreements.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $332.9 million at September 30, 2015 and $334.3 million at December 31, 2014. These advances mature from October 2015 through 2020.

Stockholders’ Equity

At September 30, 2015, the Company’s total stockholders’ equity was $907.9 million, a 3.6% decrease when compared to $942.2 million at December 31, 2014. This decline in stockholders’ equity reflects decreases in retained earnings of $25.2 million and in accumulated comprehensive income of $1.6 million and an increase in treasury stock of $8.3 million, which in turn reflects the net loss, dividends declared for the nine-month period, and treasury share repurchases. Book value per share was $16.91 at September 30, 2015 compared to $17.40 at December 31, 2014.

From December 31, 2014 to September 30, 2015, tangible common equity to total assets decreased to 8.99% from 9.14%, Tier 1 Leverage Capital Ratio increased to 10.93% from 10.61%, Tier 1 Risk-Based Capital Ratio decreased to 15.67% from 16.02%, and Total Risk-Based Capital Ratio decreased to 16.96% from 17.57%. Common Equity Tier 1 Capital Ratio under the new capital rules was 12.05% as of September 30, 2015.

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

Pursuant to the New Capital Rules, the minimum capital ratios as of January 1, 2015 are as follows:

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at September 30, 2015 and December 31, 2014:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA

	September 30,	December 31,	Variance
	2015	2014	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$907,888	$942,197	-3.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.05%	N/A	N/A
Minimum common equity tier 1 capital ratio required	4.50%	N/A	N/A
Actual common equity tier 1 capital	$601,788	N/A	N/A
Minimum common equity tier 1 capital required	$224,783	N/A	N/A
Excess over regulatory requirement	$377,005	N/A	N/A
Risk-weighted assets	$4,995,187	N/A	N/A
Tier 1 risk-based capital ratio	15.67%	16.02%	-2.2%
Minimum tier 1 risk-based capital ratio required	6.00%	4.00%
Actual tier 1 risk-based capital	$782,560	$776,525	0.8%
Minimum tier 1 risk-based capital required	$299,711	$193,886	54.6%
Excess over regulatory requirement	$482,849	$582,639	-17.1%
Risk-weighted assets	$4,995,187	$4,847,150	3.1%
Total risk-based capital ratio	16.96%	17.57%	-3.5%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$847,167	$851,437	-0.5%
Minimum total risk-based capital required	$399,615	$387,772	3.1%
Excess over regulatory requirement	$447,552	$463,665	-3.5%
Risk-weighted assets	$4,995,187	$4,847,150	3.1%
Leverage capital ratio	10.93%	10.61%	3.0%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$782,560	$776,525	0.8%
Minimum tier 1 capital required	$286,493	$292,738	-2.1%
Excess over regulatory requirement	$496,067	$483,787	2.5%
Tangible common equity to total assets	8.99%	9.14%	-1.6%
Tangible common equity to risk-weighted assets	12.97%	14.04%	-7.6%
Total equity to total assets	12.60%	12.65%	-0.4%
Total equity to risk-weighted assets	18.18%	19.44%	-6.5%
Stock data:
Outstanding common shares	43,867,909	44,613,615	-1.7%
Book value per common share	$16.91	$17.40	-2.8%
Tangible book value per common share	$14.76	$15.25	-3.2%
Market price at end of period	$8.73	$16.65	-47.6%
Market capitalization at end of period	$382,967	$742,817	-48.4%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
	(In thousands, except share or per share information)
Total stockholders' equity	$907,888	$942,197
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(5,586)	(6,463)
Customer relationship intangible	(2,728)	(3,280)
Total tangible common equity	$647,635	$680,515
Total assets	7,203,822	7,449,109
Goodwill	(86,069)	(86,069)
Core deposit intangible	(5,586)	(6,463)
Customer relationship intangible	(2,728)	(3,280)
Total tangible assets	$7,109,439	$7,353,297
Tangible common equity to tangible assets	9.11%	9.25%
Common shares outstanding at end of period	43,867,909	44,613,615
Tangible book value per common share	$14.76	$15.25

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

September 30
2015
(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$601,788
Additional tier 1 capital	180,772
Tier 1 capital	782,560
Additional Tier 2 capital	64,707
Total risk-based capital	$847,267
Risk-weighted assets:
Balance sheet items	$4,841,454
Off-balance sheet items	153,733
Total risk-weighted assets	$4,995,187
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.05%
Tier 1 capital (minimum required - 6%)	15.67%
Total capital (minimum required - 8%)	16.96%
Leverage ratio	10.93%
Equity to assets	12.60%
Tangible common equity to assets	8.99%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2015 and December 31, 2014:

	September 30	December 31	Variance
	2015	2014	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	14.99%	N/A	N/A
Actual common equity tier 1 capital	$746,921	N/A	N/A
Minimum capital requirement (4.5%)	$224,256	N/A	N/A
Minimum to be well capitalized (6.5%)	$323,925	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	14.99%	15.45%	-3.0%
Actual tier 1 risk-based capital	$746,921	$746,524	0.1%
Minimum capital requirement (6%)	$299,008	$193,222	54.7%
Minimum to be well capitalized (8%)	$398,677	$289,833	37.6%
Total Capital to Risk-Weighted Assets	16.28%	16.99%	-4.2%
Actual total risk-based capital	$811,297	$820,884	-1.2%
Minimum capital requirement (8%)	$398,677	$386,444	3.2%
Minimum to be well capitalized (10%)	$498,346	$483,055	3.2%
Total Tier 1 Capital to Average Total Assets	10.50%	10.26%	2.4%
Actual tier 1 capital	$746,921	$746,177	0.1%
Minimum capital requirement (4%)	$284,481	$290,879	-2.2%
Minimum to be well capitalized (5%)	$355,601	$363,599	-2.2%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2015 and December 31, 2014, the Company’s market capitalization for its outstanding common stock was $383.0 million ($8.73 per share) and $742.8 million ($16.65 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2015
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08
2013
December 31, 2013	$17.34	$14.74	$0.08
September 30, 2013	$18.97	$16.13	$0.06
June 30, 2013	$18.11	$14.26	$0.06
March 31, 2013	$15.83	$13.85	$0.06

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the nine-month period ended September 30, 2015 the Company purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share. There were no repurchases during the nine-month period ended September 30, 2014.

The number of shares that may yet be purchased under the $70 million program is estimated at 885,550 and was calculated by dividing the remaining balance of $7.7 million by $8.73 (closing price of the Company common stock at September 30, 2015). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the nine-month periods ended September 30, 2015 and 2014.

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2015 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$15,948	5.99%	$15,825	5.84%
+ 100 Basis points	$15,205	5.71%	$15,150	5.59%
- 50 Basis points	$(821)	-0.31%	$(943)	-0.35%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2015.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $6.4 million (notional amount of $263.3 million) was recognized at September 30, 2015 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2015, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.1 million (notional amounts of $16.3 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $2.1 million (notional amounts of $16.3 million).

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

At September 30, 2015, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $1.1 million (notional amounts of $3.4 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $1.0 million (notional amount of $3.2 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of September 30, 2015, the Company had $263.3 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $263.3 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of September 30, 2015, the Company had $998.5 million in repurchase agreements, excluding accrued interests, and $653.1 million in brokered deposits.

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

As of September 30, 2015, the Company had approximately $526.2 million in unrestricted cash and cash equivalents, $410.5 million in investment securities that are not pledged as collateral, $600.4 million in borrowing capacity at the FHLB-NY and $611.0 million in borrowing capacity at the Federal Reserve’s discount window available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At September 30, 2015, we had approximately $418.5 million of outstanding credit facilities to the government of Puerto Rico, including its instrumentalities, municipalities and public corporations.  We do not have any credit facilities to the Public Finance Corporation.  A substantial portion of our credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment.  Approximately $203 million of these loans are general obligation debt of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligation debt.

In addition, at September 30, 2015, we had approximately $215.6 million of credit facilities to agencies and public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $193.9 million; and

•           The Puerto Rico Housing Finance Authority with an outstanding balance of $20.9 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to public corporations decreased during the second and third quarters as a result of repayments in full by the Puerto Rico Aqueduct and Sewer Authority of a $75 million loan and the Puerto Rico State Insurance Fund Corporation of $78 million.

Our banking subsidiary, Oriental Bank, is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $193.9 million as of September 30, 2015.  We, as part of the bank syndicate, entered into a forbearance agreement with PREPA, which was extended several times until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors.  The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action.  The Company anticipates that the restructuring, if successfully completed, will permit the bank to place the credit in accrual and reverse the specific reserve.  There can be no assurance that milestones set forth in the Restructuring Support Agreement necessary for the completion of the restructuring of PREPA’s line of credit will be achieved.  As previously disclosed, we have classified our credit facility to PREPA as substandard and on non-accrual status. We also took a $24 million provision for loan and lease losses against such credit during the first quarter of 2015.

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

In June 2014, Puerto Rico enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which established procedures for the adjustment of debts of certain public corporations of the Commonwealth, which, as Puerto Rico governmental instrumentalities, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code.  The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations, such as PREPA and PRASA, and promoting their economic independence.  In February 2015, the U.S. District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S. Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It also permanently enjoined the Commonwealth from enforcing the Recovery Act.  Such decision was confirmed by the U.S. Circuit Court of Appeals for the First Circuit on July 6, 2015.  However, the Commonwealth has filed an appeal before the U.S. Supreme Court.

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

Any shares of common stock repurchased are held by the Company as treasury shares. The Company records treasury stock purchases under the cost method whereby the entire cost of the acquired stock is recorded as treasury stock. During the quarter ended September 30, 2015, the Company purchased 500,000 additional shares under this program for a total of $4.7 million, at an average price of $9.39 per share.

The following table presents the shares repurchased for each month during the quarter ended September 30, 2015, excluding the months ended August 31, 2015 and September 30, 2015, during which no shares were purchased as part of the stock repurchase program:

			Total number of	Maximum approximate
			shares purchased	dollar value of shares
	Total number of	Average price paid	as part of publicly	that may yet be purchased
Period	shares purchased	per share	announced programs	under the programs
				(In thousands)
July 1-30, 2015	500,000	$9.39	500,000	$7,547
Quarter ended September 30, 2015	500,000	$9.39	500,000	$7,547

The number of shares that may yet be purchased under the current $70 million program is estimated at 864,530 and was calculated by dividing the remaining balance of $7.5 million by $8.73 (closing price of the Company’s common stock at September 30, 2015). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during the quarter ended September 30, 2015.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 6, 2015
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: November 6, 2015
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: November 6, 2015
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer