Form 10-K
period 2015-12-31
OFG BANCORP
filed 2016-03-15
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐         No   ☑

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $473.4 million as of June 30, 2015 based upon 44,367,909 shares outstanding and the reported closing price of $10.67 on the New York Stock Exchange on that date.

As of January 31, 2016, the Company had  43,867,909  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2016 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2015

TABLE OF CONTENTS

PART I

Item 1.	Business.........................................................................................................................................................................................	4-17

Item 1A.	Risk Factors..................................................................................................................................................................................	18-27

Item 1B.	Unresolved Staff Comments.....................................................................................................................................................	28

Item 2.	Properties.......................................................................................................................................................................................	28

Item 3.	Legal Proceedings........................................................................................................................................................................	28

Item 4.	Mine Safety Disclosures.............................................................................................................................................................	28

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities...........................................................................................................................................................................

		28-29

Item 6.	Selected Financial Data..............................................................................................................................................................	30-32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................	33-87

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk............................................................................................	88-92

Item 8.	Financial Statements and Supplementary Data....................................................................................................................	93-210

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................	211

Item 9A.	Controls and Procedures.............................................................................................................................................................	211

Item 9B.	Other Information.......................................................................................................................................................................	211

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................	212

PART IV

Item 15.	Exhibits and Financial Statement Schedules .........................................................................................................................	213-215

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

•      possible legislative, tax or regulatory changes;

•      the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•      the relative strength or weakness of the consumer and commercial credit sectors and of the real estate market in

Puerto Rico;

•      competition in the financial services industry;

•      the fiscal and monetary policies of the federal government and its agencies;

•      changes in interest rates, as well as the magnitude of such changes;

•      changes in federal bank regulatory and supervisory policies, including required levels of capital;

•      the impact of the industry regulations on the Company’s businesses, business practices and cost of operations;

•      the performance of the securities markets; and

•      additional Federal Deposit Insurance Corporation (“FDIC”) assessments.

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

The Company provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and investment brokerage; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, differentiating the Oriental brand through customer segmentation and innovative solutions, primarily in Puerto Rico. The Company provides these services through various subsidiaries including, a commercial bank, Oriental Bank, a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), previously known as Oriental Insurance Inc., and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), previously known as Caribbean Pension Consultants, Inc.  All of our subsidiaries are based in San Juan, Puerto Rico, except for OPC which is based in Boca Raton, Florida.  The Company has 48 branches in Puerto Rico. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

The Company’s strategy involves:

•         Strengthening its banking and financial services franchise by expanding its ability to attract deposits and build relationships with customers by refining the service delivery and providing innovative banking technologies for day-to-day customer transactions, and achieving sustainable levels of differentiation in the market;

•         Focusing on greater growth in commercial, consumer and mortgage lending, trust and financial services and insurance products;

•         Improving operating efficiencies, and continuing to maintain effective asset-liability management;

•         Implementing a broad ranging effort to instill in employees and make customers aware of the Company’s determination to effectively serve and advise its customer base in a responsive and professional manner; and

•         Matching its portfolio of investment securities with the related funding to achieve favorable spreads, and primarily investing in U.S. government-sponsored agency obligations.

Together with a highly experienced group of senior and mid-level executives and the benefits from the acquisitions of Eurobank Puerto Rico and the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), this strategy has resulted in sustained growth in the Company’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing the Company to distinguish itself in a highly competitive industry. The Company is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, but given market uncertainties and on a reasonable time horizon of three to five years, this strategy is expected to maintain its steady progress towards the Company’s long-term goal.

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

Segment Disclosure

The Company has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established annual goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.

For detailed information regarding the performance of the Company’s operating segments, please refer to Note 26 in the Company’s accompanying consolidated financial statements.

Banking Activities

Oriental Bank (the “Bank”), the Company’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 48 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank operates two international banking entities (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”).  The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

Banking activities include the Bank’s branches and mortgage banking activities with traditional retail banking products such as deposits, commercial loans, consumer loans and mortgage loans. The Bank’s significant lending activities are with consumers located in Puerto Rico. The Bank’s lending transactions include a diversified number of industries and activities, all of which are encompassed within four main categories: commercial, consumer, mortgage and auto.

The Company’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Company outsources the servicing of the GNMA, FNMA and FHLMC pools that it issues, and its residential mortgage loan portfolio.

Loan Underwriting

Auto loans:  The Company provides financing for the purchase of new or used motor vehicles. These loans are granted mainly through dealers authorized and approved by the auto credit department committee of the Company. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The credit scoring system is a fundamental part of the decision process.

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

Commercial loans:  Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, the Company’s analysis of the credit risk focuses heavily on the borrower’s debt-repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivables or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, or another established index.

Sale of Loans and Securitization Activities

The Company may engage in the sale or securitization of a portion of the residential mortgage loans that it originates and purchases and utilizes various channels to sell its mortgage products. The Company is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans or VA loans into pools of mortgage-backed securities for sale primarily to securities broker-dealers and other institutional investors. The Company can also act as issuer in the case of conforming conventional loans in order to group them into pools of FNMA or FHLMC-issued mortgage-backed securities which the Company then sells to securities broker-dealers. The issuance of mortgage-backed securities provides the Company with flexibility in selling the mortgage loans that it originates or purchases and also provides income by increasing the value and marketability of such loans. In the case of conforming conventional loans, the Company also has the option to sell such loans through the FNMA and FHLMC cash-window programs.

Wealth Management Activities

Wealth management activities are generated by such businesses as securities brokerage, trust services, retirement planning, insurance, pension administration, and other financial services.

Oriental Financial Services is a Puerto Rico corporation and the Company’s subsidiary engaged in securities brokerage activities in accordance with the Company’s strategy of providing fully integrated financial solutions to the Company’s clients. Oriental Financial Services, member of FINRA and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. The broker-dealer does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.

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

Oriental Financial Services has managed and participated in public offerings and private placements of debt and equity securities in Puerto Rico and has engaged in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Investment banking revenue from such activities includes gains, losses, and fees, net of syndicate expenses, arising from securities offerings in which it acts as an underwriter or agent. Investment banking revenue also includes fees earned from providing merger-and-acquisition and financial restructuring advisory services.

Oriental Insurance is a Puerto Rico limited liability company and the Company’s subsidiary engaged in insurance agency services. It was established by the Company to take advantage of the cross-marketing opportunities provided by financial modernization legislation. Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and continues to cross market its services to the Company’s existing customer base.

OPC, a Florida corporation, is the Company’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico, and the Caribbean.

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

Market Area and Competition

The main geographic business and service area of the Company is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. The Company also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. The Company encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that the Company has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and financial services at most of its branch locations. The phase-out consolidation of three failed Puerto Rico banks in 2010 and the failure of another Puerto Rico bank in 2015 has created an environment for more rational loan and deposit pricing. The Company’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

 Regulation and Supervision

General

The Company is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “ Dodd-Frank Act”). The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that a bank holding company and all of the subsidiary banks controlled by it at the time of election must be and remain at all times “well capitalized” and “well managed.”

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

Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including the Company. A few provisions of the Dodd-Frank Act became effective immediately, while various provisions have become effective in stages. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and most are subject to implementing regulations.

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

Dividend Restrictions

The principal source of funds for the Company is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”), and the FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than its receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fees to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to the appointment of a receiver or conservator.

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

Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2015, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

Regulatory Capital Requirements

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, with the phase-out commencing on January 1, 2014 for advanced approaches banking organizations and January 1, 2015 for other bank holding companies with consolidated assets of $15 billion or more as of December 31, 2009. However, such instruments issued before May 19, 2010 by a bank holding company, such as the Company, with a total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendments, are “grandfathered” under the new capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.

The new capital rules adopted by the federal banking agencies revise the agencies’ risk-based and leverage capital requirements for banking organizations, and consolidate three separate notices of proposed rulemaking that the OCC, Federal Reserve Board and FDIC published in the Federal Register on August 30, 2012, with selected changes. In particular, and consistent with the framework of the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems,” the new capital rules include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all banking organizations.  The rules also raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. In addition, for the largest, most internationally active banking organizations, the rules include a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The rules incorporate these new requirements into the agencies’ prompt corrective action framework.  In addition, the rules establish limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Further, the rules amend the methodologies for determining risk-weighted assets for all banking organizations; introduce disclosure requirements that would apply to top-tier banking organizations domiciled in the United States with $50 billion or more in total assets; and adopt changes to the agencies’ regulatory capital requirements that meet the requirements of Section 171 and Section 939A of the Dodd-Frank Act.  These rules also codify the agencies’ current capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework.

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2015, the Company was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Sections 22(g) and 22(h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and to greater-than-10% shareholders of a bank and certain of their related interests (“insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and its related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and to insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

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

The Company has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2015, the Company’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2015 and 2014, legal surplus amounted to $70.4 million. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

The Banking Act permits Puerto Rico commercial banks to make loans to any one person, firm, partnership or corporation, up to an aggregate amount of 15% of the sum of: (i) the bank’s paid-in capital; (ii) the bank’s reserve fund; (iii) 50% of the bank’s retained earnings, subject to certain limitations; and (iv) any other components that the OCFI may determine from time to time. If such loans are secured by collateral worth at least 25% more than the amount of the loan, the aggregate maximum amount will include 33.33% of 50% of the bank’s retained earnings. Such restrictions under the Banking Act on the amount of loans to a single borrower do not apply to loans: (i) to the government of the United States or the government of the Commonwealth of Puerto Rico, or any of their respective agencies, instrumentalities or municipalities, or (ii) that are wholly secured by bonds, securities and other evidence of indebtedness of the government of the United States or of the Commonwealth of Puerto Rico or by bonds, not in default, of municipalities or instrumentalities of the Commonwealth of Puerto Rico.

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

On May 29, 2015 the Governor signed Act No. 72 of 2015.  The most relevant provisions of the Act No. 72, as applicable to the Company, for taxable years beginning after December 31, 2014, are as follows: (1) establishes a new definition of “large taxpayers,” which require them to file their tax return following a special procedure established by the Secretary of the Treasury, (2) net operating losses carried forward may be deducted up to 70% of the alternative minimum net income for purposes of computing the alternative minimum tax, and (3) net operating losses carried forward may be deducted up to 80% of the net income for purposes of computing the regular corporate income tax.

Other Code amendments applicable during 2015 are the increase of the Sales and Use Tax (SUT) from 7% to 11.5% beginning July 1st, 2015 and a special SUT to business to business transactions of 4%, beginning October 1st, 2015. These were implemented as a transitional phase to the enacted Value Added Tax (VAT) of 10.5%, which will be in place on April 1st, 2016, along with a Municipal SUT of 1% on certain taxable items.

International Banking Center Regulatory Act of Puerto Rico

The business and operations of the Bank’s IBE Unit and IBE Subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are limited in part to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300 thousand of unencumbered assets or acceptable financial guarantees.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBE Unit and IBE Subsidiary have to maintain books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements.

The IBE Act empowers the OCFI to revoke or suspend, after notice and hearing, a license issued thereunder if, among other things, the IBE fails to comply with the IBE Act, the IBE Regulations or the terms of its license, or if the OCFI finds that the business or affairs of the IBE are conducted in a manner that is not consistent with the public interest.

In 2012, the IBE Act was superseded by a new law that, among other things, prohibits new license applications to organize and operate an IBE.  Any such newly organized entity (now called an “international financial entity”) must be licensed under the new law, and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and IBE Subsidiary, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate.

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

      Employees

At December 31, 2015, the Company had 1,466 employees. None of its employees is represented by a collective bargaining group. The Company considers its employee relations to be good.

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

Most of our business is conducted in Puerto Rico, which in recent years has been experiencing a deep economic recession, a downturn in the real estate market, and a government fiscal and liquidity crisis.

Our loan and deposit activities are directly affected by economic conditions within Puerto Rico. Because a significant portion of our credit risk exposure on our loan portfolio, which is the largest component of our interest-earning assets, is concentrated in Puerto Rico, our profitability and financial condition may be adversely affected by an extended economic recession, adverse political, fiscal or economic developments in Puerto Rico, or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of our loans and loan servicing portfolio.

The Puerto Rico economy has been in a recession since 2006 and the Commonwealth government currently faces a severe fiscal and liquidity crisis as a result of many years of significant budget deficits, among other factors, which have adversely affected its ability to obtain financing at reasonable interest rates, if at all. Puerto Rico also faces high unemployment, unprecedented population decline, and high levels of government debt and pension obligations. A further deterioration in local economic conditions or in the financial condition of an industry on which the local market depends could adversely affect factors such as unemployment rates and real estate vacancy and values. This could result in, among other things, a reduction of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and non-accrual loans, a decrease in the value of collateral for or loans, and a decrease in core deposits. Any of these factors could materially impact our business.

For a discussion of the impact of the economy on our loan portfolios, see “—A prolonged economic downturn or recession or a continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.”

We are exposed to credit and concentration risk in connection with our loans to certain public corporations, instrumentalities and municipalities of Puerto Rico, and a credit default on their debt obligations could adversely affect the value of such loans and our financial condition.

Although the economy of Puerto Rico is closely related to the economy of the rest of the United States, the Commonwealth and its instrumentalities face a number of severe economic and fiscal challenges that, either individually or in the aggregate, could adversely affect the Commonwealth’s ability to pay debt-service on its obligations when due. The three main credit rating agencies have downgraded all debt obligations of the Puerto Rico government to categories that are well below investment grade and a credit or payment default by at least two of the Commonwealth’s public instrumentalities has occurred and additional defaults are generally expected. The downgrades are based mostly on concerns about Puerto Rico’s economic recession, liquidity availability, sizable debt-obligations, high unemployment, shrinking population, unreliable forecasts for financial information, and the Puerto Rico government’s lack of financial flexibility and limited capacity to borrow in the capital markets, which increase the Commonwealth’s risk of default. Securities that are below investment grade present greater risks and are less liquid than investment-grade securities.

The Commonwealth government has unveiled a fiscal restructuring plan that, among other findings, provides that paying debt service on Puerto Rico’s government obligations in the face of significant financing gaps could severely impair its ability to provide essential services to the residents of Puerto Rico. In this regard, it has proposed to seek a consensual restructuring of its outstanding debt and other tax-supported obligations. If the government is unable to restructure its debts and/or negotiate upcoming maturities and liquidity sources continue scarce, the government may have to declare a debt-service moratorium, default on its debt obligations, eliminate government agencies, cut essential programs or services, and take other emergency or extraordinary actions. Any further deterioration of economic or fiscal conditions in Puerto Rico could adversely affect the value of our loans to the government of Puerto Rico and the value of our investment portfolio of Puerto Rico government bonds.

At December 31, 2015, we had approximately $415 million of credit facilities granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, all of which was outstanding as of such date. A substantial portion of our credit exposure to the government of Puerto Rico consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”). Public corporations have varying degrees of independence from the central government and many have received appropriations or are due other payments from it.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $190.3 million as of December 31, 2015. As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual during the first quarter of 2015 and recorded a $53.3 million provision for loan and lease losses during 2015. Since April 1, 2015, interest payments have been applied to principal.

In June 2014, Puerto Rico enacted the Puerto Rico Public Corporation Debt Enforcement and Recovery Act (the “Recovery Act”), which established procedures for the adjustment of debts of certain public corporations owned by the Commonwealth, which, as Puerto Rico governmental instrumentalities, are not currently eligible for federal bankruptcy relief under any chapter of the U.S. Bankruptcy Code. The Recovery Act states in its preamble that it further promotes the government’s public policy of no longer providing financial support to such public corporations, such as, for example, the PREPA, and promoting their economic independence.  In February 2015, the United States District Court for the District of Puerto Rico held that the Recovery Act is preempted by the U.S Bankruptcy Code and is therefore void pursuant to the Supremacy Clause of the United States Constitution.  It also permanently enjoined the Commonwealth from enforcing the Recovery Act. The District Court’s decision was upheld on appeal by the United States Circuit Court of Appeals for the First Circuit. However, on December 4, 2015, the United States Supreme Court granted the Commonwealth’s petition for writ of certiorari to review the District Court’s decision. Oral arguments before the United States Supreme Court are scheduled for March 22, 2016.  In addition, there are ongoing initiatives in Congress to make Chapter 9 of the U.S. Bankruptcy Code applicable to Puerto Rico and/or otherwise provide an orderly debt restructuring regime for the Commonwealth. In summary, the Commonwealth’s current ability to restructure the debts of some of its public corporations, such as PREPA, remains uncertain, and a broad disorderly restructuring with multiple creditor lawsuits and other legal actions is possible.

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

The PREPA Revitalization Act was recently signed into law by the Governor of Puerto Rico. It provides for a major debt restructuring of PREPA’s outstanding debt and sets forth a legal framework for PREPA to execute on the agreements reached with its creditors. Among other things, it (i) enhances PREPA’s governance processes; (ii) adjusts PREPA’s practices for hiring and managing personnel; (iii) changes PREPA’s processes for collecting outstanding bills from public and private entities; (iv) improves transparency of PREPA’s billing practices; (v) implements a competitive bidding process for soliciting third party investment in PREPA’s infrastructure; (vi) allows for the refinancing of existing PREPA bonds through a securitization that would reduce PREPA’s indebtedness and cost of borrowing; and (vii) sets forth a process for the Energy Commission to address PREPA’s proposal for a new rate structure that consistent with its recovery plan.

If our Commonwealth public debtors are unable to pay their obligations to us as they become due, or under certain other circumstances, we may be required to adversely classify such loans and provision for losses in connection therewith. Such provision may significantly impact our financial condition and our regulatory capital ratios.

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

We strive to maintain an appropriate allowance for loan and lease losses to provide for probable losses inherent in the loan portfolio. We periodically determine the amount of the allowance based on consideration of several factors such as default frequency, internal risk ratings, expected future cash collections, loss recovery rates and general economic factors, among others. Our methodology for measuring the adequacy of the allowance relies on several key elements, which include a specific allowance for identified problem loans and a general systematic allowance.

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

Given the severe economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses on the loans acquired that could adversely affect our financial condition and results of operations in the future.

Bank regulators periodically review our allowance for loan losses and may require us to increase our provision for credit losses or loan charge-offs.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a materially adverse effect on our results of operations and/or financial condition.

Non-Compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

Financial Institutions are required under the USA Patriot Act and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities.  Financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected.  These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts.  Failure or the inability to comply with these regulations could result in enforcement actions, fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators or costly litigation or expensive additional controls and systems.  We have developed policies and continue to augment procedures, staff and systems designed to assist in compliance with such laws and regulations.

We are subject to default and other risks in connection with mortgage loan originations.

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2015, we repurchased $26.6 million of loans from GNMA and FNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

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

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. The market for residential mortgage loan originations in Puerto Rico is currently in decline, and this trend could also reduce the level of mortgage loans that we may originate in the future and may adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. A significant trend of decreasing values in several housing segments in Puerto Rico has also been noted. There is a risk that a reduction in housing values could negatively impact our loss levels on the mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure.

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

Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price received on the sale of such loans, and the value of the mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. For a discussion of the impact of the Puerto Rico economy on our business operations, see “Most of our business is conducted in Puerto Rico, which is experiencing a deep economic recession, downturn in the real estate market, and a government fiscal and liquidity crisis.”

We are subject to security and operational risk related to our use of technology, including the risk of cyber-attack or cyber theft

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

We use over-the-counter (“OTC”) derivatives, such as interest rate swaps and options on interest rate swaps, to manage part of our exposure to market risk caused by changes in interest rates. We have offered certificates of deposit with an option tied to the performance of the Standard & Poor 500 stock market index and use derivatives, such as option agreements with major broker-dealer companies, to manage our exposure to changes in the value of the index. The OTC derivative instruments that we may utilize also have their own risks, which include: (i) basis risk, which is the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost; (ii) credit or default risk, which is the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder; and (iii) legal risk, which is the risk that we are unable to enforce certain terms of such instruments. All or any of such risks could expose us to losses. Further, as a result of the new regulatory regime for OTC derivatives enacted under the Dodd-Frank Act, and the regulations issued thereunder by the SEC and the Commodity Futures Trading Commission, we are subject to additional reporting, recordkeeping and other requirements in connection with our use of OTC derivatives.

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

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and FRB-NY; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 23% of our total interest-bearing liabilities as of December 31, 2015.

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

Our operations are subject to extensive regulation by federal and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, as discussed under the subheading “Dodd-Frank Wall Street Reform and Consumer Protection Act” in Item 1of this annual report.

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

•          the limitation on our ability to raise capital through the use of trust preferred securities as these securities will no longer be included as tier 1 capital going forward; and

•          the limitation on our ability to expand consumer product and service offerings due to stricter consumer protection laws and regulations.

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

In an effort to address the Commonwealth’s ongoing fiscal problems, the Government has enacted tax reform in the past and is expected to do so in the future. In 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. In addition, in May 2015, the Government approved an increase in the state sales and use tax rate, effective July 1, 2015, from 6% to 10.5% (the municipal sales and use tax remained at a 1% rate), expanded the sales and use tax to certain business-to-business services that were previously exempt, and provided for a transition to a value-added tax was expected to become effective on April 1, 2016. Now, the value added tax is expected to become effective on June 1, 2016. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

We operate the IBE Unit and IBE Subsidiary pursuant to the IBE Act that provide us with significant tax advantages. An IBE has the benefits of exemptions from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have effective tax rates significantly below the maximum statutory tax rates. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. In 2012, a new Puerto Rico law was enacted in this area. Although it did not repeal the IBE Act, the new law does not allow new license applications under the IBE Act to organize and operate an IBE. Any newly organized entity (now called an “international financial entity”) must be licensed under the new law and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and IBE Subsidiary, which are “grandfathered”) will generally be subject to a 4% Puerto Rico income tax rate. In the event other legislation is passed in Puerto Rico to eliminate or modify the tax exemption enjoyed by IBEs, the consequences could have a materially adverse impact on us, including increasing the tax burden or otherwise adversely affecting our financial condition, results of operations or cash flows.

Our goodwill and other intangible assets could be determined to be impaired in the future and could decrease the Company’s earnings.

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

Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2015, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition, $5.3 million of core deposit intangible in connection with the FDIC-assisted Eurobank acquisition and the BBVAPR Acquisition, and $2.5 million of customer relationship intangible in connection with the BBVAPR Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets.  If such assets become impaired, it could have a negative impact on our results of operations.

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

Our financial statements are subject to the application of GAAP, which are periodically revised and/or expanded. Accordingly, from time to time we are required to adopt new or revised accounting standards issued by FASB. Market conditions have prompted accounting standard setters to promulgate new guidance which further interprets or seeks to revise accounting pronouncements related to financial instruments, structures or transactions as well as to issue new standards expanding disclosures. See “Note 1—Summary of Significant Accounting Policies” to our consolidated financial statements included herein for a discussion of any accounting developments that have been issued but not yet implemented. An assessment of proposed standards is not provided as such proposals are subject to change through the exposure process and, therefore, the effects on our consolidated financial statements cannot be meaningfully assessed. It is possible that future accounting standards that we are required to adopt could change the current accounting treatment that applies to the consolidated financial statements and that such changes could have a material effect on our financial condition and results of operations.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center. The Company operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 66% of the office floor space. Approximately 34% of the office space is leased to outside tenants. The Company also leases offices at 997 San Roberto Street, Professional Offices Park, San Juan, Puerto Rico, known as Oriental Tower. In addition, the Company also leases an office space in Boca Raton, Florida for the operations of OPC, its retirement plan administrator.

The Bank owns ten branch premises and leases thirty eight branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2015, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Company, was $45.3 million.

The Company’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2015, was $106.9 million, gross of accumulated depreciation.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Company’s common stock for each quarter in the years ended December 31, 2015 and 2014, as well as cash dividends declared for such periods is set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Company and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2015, the Company had approximately 2,999 holders of record of its common stock, including all directors and officers of the Company, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

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

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
OFG Bancorp	100.00	98.78	111.17	146.65	143.69	65.22
Russell 2000	100.00	95.82	111.49	154.78	162.35	155.18
SNL Bank	100.00	77.44	104.51	143.49	160.40	163.14

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2015, 2014, 2013, 2012, AND 2011

	Year Ended December 31,
	2015	2014	2013	2012	2011
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$406,568	$485,257	$493,632	$260,808	$297,295
Interest expense	69,196	76,782	83,960	103,518	156,362
Net interest income	337,372	408,475	409,672	157,290	140,933
Provision for loan and lease losses	161,501	60,640	72,894	23,681	13,813
Net interest income after provision for loan and leases losess	175,871	347,835	336,778	133,609	127,120
Non-interest income	52,472	17,323	17,095	26,057	32,241
Non-interest expenses	248,401	242,725	264,136	131,810	124,045
(Loss) income before taxes	(20,058)	122,433	89,737	27,856	35,316
Income tax (benefit) expense	(17,554)	37,252	(8,709)	3,301	866
Net (loss) income	(2,504)	85,181	98,446	24,555	34,450
Less: dividends on preferred stock	(13,862)	(13,862)	(13,862)	(9,939)	(4,802)
(Loss) income available to common shareholders	$(16,366)	$71,319	$84,584	$14,616	$29,648
PER SHARE DATA:
Basic	$(0.37)	$1.58	$1.85	$0.35	$0.67
Diluted	$(0.37)	$1.50	$1.73	$0.35	$0.67
Average common shares outstanding	51,455	45,024	45,706	41,626	44,433
Average common shares outstanding and equivalents	44,231	52,326	53,033	45,304	44,524
Book value per common share	$16.67	$17.40	$15.74	$15.31	$15.28
Tangible book value per common share	$14.53	15.25	13.60	13.10	$15.19
Market price at end of period	$7.32	16.65	17.34	13.35	$12.11
Cash dividends declared per common share	$0.36	0.34	0.26	0.24	$0.21
Cash dividends declared on common shares	$15,932	15,286	11,875	10,067	$9,153
PERFORMANCE RATIOS:
Return on average assets (ROA)	-0.03%	1.10%	1.15%	0.37%	0.48%
Return on average tangible common stockholders' equity	-2.47%	10.91%	14.01%	2.32%	4.54%
Return on average common equity (ROE)	-2.16%	9.50%	12.03%	2.29%	4.50%
Equity-to-assets ratio	12.64%	12.65%	10.85%	9.38%	10.38%
Efficiency ratio	60.00%	49.90%	53.45%	64.05%	66.26%
Interest rate spread	4.95%	5.79%	5.46%	2.59%	2.15%
Interest rate margin	5.03%	5.84%	5.46%	2.67%	2.19%

	December 31,
	2015	2014	2013	2012	2011
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,615,872	$1,402,056	$1,614,809	$2,233,265	$3,867,970
Originated loans, net	3,016,781	2,811,207	2,400,023	1,278,750	1,169,916
Acquired loans, net	1,417,432	2,015,439	2,619,396	3,878,887	496,276
Total investments and loans	$6,050,085	$6,228,702	$6,634,228	$7,390,902	$5,534,162
Deposits and borrowings
Deposits	$4,716,859	$4,924,406	$5,383,265	$5,690,579	$2,437,796
Securities sold under agreements to repurchase	934,691	980,087	1,267,618	1,695,247	3,056,238
Other borrowings	436,843	439,919	439,816	791,417	427,063
Total deposits and borrowings	$6,088,393	$6,344,412	$7,090,699	$8,177,243	$5,921,097
Stockholders’ equity
Preferred stock	$176,000	$176,000	$176,000	$176,000	$68,000
Common stock	52,626	52,626	52,707	52,671	47,809
Additional paid-in capital	540,512	539,311	538,071	537,453	499,096
Legal surplus	70,435	70,435	61,957	52,143	50,178
Retained earnings	148,886	181,184	133,629	70,734	68,149
Treasury stock, at cost	(105,379)	(97,070)	(80,642)	(81,275)	(74,808)
Accumulated other comprehensive income	13,997	19,711	3,191	55,880	37,131
Total stockholders' equity	$897,077	$942,197	$884,913	$863,606	$695,555
Capital ratios
Leverage capital	11.18%	10.61%	9.06%	6.55%	9.65%
Tier 1 common equity to risk-weighted assets	N/A	11.88%	10.46%	8.76%	27.01%
Common equity Tier 1 capital ratio	12.14%	N/A	N/A	N/A	N/A
Tier 1 risk-based capital	15.99%	16.02%	14.38%	13.18%	31.84%
Total risk-based capital	17.29%	17.57%	16.16%	15.40%	33.12%
Financial assets managed
Trust assets managed	$2,691,423	$2,841,111	$2,796,923	$2,514,401	$2,216,088
Broker-dealer assets gathered	2,374,709	2,622,001	2,493,324	2,722,197	1,926,148
Total assets managed	$5,066,132	$5,463,112	$5,290,247	$5,236,598	$4,142,236

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding Interests on Deposits	(A)	2.81x	2.26x	1.21x	1.26x
Including Interests on Deposits	(A)	2.16x	1.75x	1.15x	1.19x

(A) In 2015, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Company would have had to generate additional earnings of $34 million to achieve a ratio of 1:1 in 2015.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and the Company’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on the Company’s outstanding preferred stock. As of the dates presented above, except for 2011, the Company had noncumulative perpetual preferred stock issued and outstanding amounting to $176.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value; (iii) Series C amounting to $84.0 million or 84,000 shares at a $1,000 liquidation value; and (iv) Series D amounting to $24.0 million or 960,000 shares at a $25 liquidation value. At December 31, 2011, the Company had noncumulative perpetual preferred stock issued and outstanding amounting to $68.0 million, as follows: (i) Series A amounting to $33.5 million or 1,3400,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2015

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

Loans for which the recognition of interest income has been discontinued are designated as non-accruing. Collections are accounted for on the cash method thereafter, until qualifying to return to accrual status. Such loans are not reinstated to accrual status until interest is received on a current basis and other factors indicative of doubtful collection cease to exist generally for a period of six-months. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment.

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses on originated and other loans.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Company.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. The Company measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, or (ii) when deemed necessary by management and TDR’s.  The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

The Company uses a rating system to apply an overall allowance percentage to each originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a determined look back period for each segment. The actual loss factor is adjusted by the appropriate loss emergence period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value.  Additional impact from the historical loss experience is applied based on levels of delinquency and loan classification, and for the auto loan portfolio by FICO score.

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

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not the Company has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated based on a model that incorporates a projected probability of default and loss. For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile. Lifetime loss rates are developed from internally generated historical loss data and are applied to each pool.

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

Because of the loss protection provided by the FDIC, the risk of the loans acquired in the FDIC-assisted Eurobank acquisition that are covered under the FDIC shared-loss agreements are significantly different from loans not covered under the FDIC shared-loss agreement. These loans are referred to as "covered loans". The FDIC shared-loss agreement related to the commercial and other non-single family acquired Eurobank loans expired on June 30, 2015. The coverage for single-family residential loans will expire on June 30, 2020. Covered loans are no longer a material amount. Therefore, the Company changed its current and prior year loan disclosures.

Covered loans are accounted for under ASC 310-30. To the extent credit deterioration occurs after the date of acquisition, the Company will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreement.

Allowance for Loan and Lease Losses for Originated and Acquired BBVAPR Loans and Leases

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in its loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

The loss factor used for the general reserve of these loans is established considering the Bank's historical loss experience adjusted for an estimated loss emergence period and the consideration of environmental factors. Environmental factors considered are: changes in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including the Company’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the adjusted loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses in each category.

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the year 2015 the following assumptions were reviewed:

-          An assessment of the look-back period and historical loss factor was performed for all portfolio segments.  The analysis was based on the trends observed and their relation with the economic cycle as of the period of the analysis.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months.  For auto, leasing and consumer, a look-back period of 24 months was maintained.  The residential mortgages portfolio was evaluated during the fourth quarter of 2015.  For this portfolio, a 12-month look-back period was maintained as management concluded that, given the charge offs evolution, a shorter period of losses is more representative of the recent trends and more accurate in predicting future losses

-          During the second quarter of 2015, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolios and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others.

-           During the fourth quarter of 2015 the loss realization period was revised to 1.60 years for commercial real estate, other portfolios remained at one year.

These changes in the allowance for loan and lease losses’ look-back period and loss emergence period for the commercial portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments are made prospectively.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company determines the allowance for loan and lease losses by portfolio segments, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the adjusted historical loss factors on the sub-segments and the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages and then by delinquency buckets.

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate) and by collateral type (secured by real estate and other commercial and industrial assets). The loss factor used for the GVA of these loans is established considering the Bank's past thirty-six month historical loss experience of each segment adjusted for the loss realization period and the consideration of environmental factors. The sum of the adjusted loss experience and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each category.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the adjusted historical loss factor and the environmental risk factors, will be calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The auto and leasing portfolio consists of financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit committee of the Bank. In addition, this segment includes personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on the auto and leasing portfolio is impacted by the adjusted historical loss factor and the environmental risk factors.  For the determination of the allowance factor, the portfolio is segmented by FICO score, which is updated on a quarterly basis and then by delinquency bucket.

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

When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $250 thousand, such loan will be classified as impaired. Additionally, all loans modified in a troubled debt restructuring ("TDR") are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately. Prior to a loan becoming impaired, we typically would obtain an appraisal through our internal loan grading process to use as the basis for the fair value of the underlying collateral.

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

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For our acquired loans accounted for under ASC Subtopic 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in the net present value of our expected cash flows (which are used as a proxy to identify probable incurred losses) subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of future credit losses over the remaining life of the loans.

Acquired loans accounted for under ASC 310-30 are not considered non-performing and continue to have an accretable yield as long as there is a reasonable expectation about the timing and amount of cash flows expected to be collected. Also, loans charged-off against the non-accretable difference established in purchase accounting are not reported as charge-offs. Charge-offs on loans accounted under ASC Subtopic 310-30 are recorded only to the extent that losses exceed the non-accretable difference established with purchase accounting.

Covered loans are accounted for under ASC 310-30 and our policy is consistent with our policy for non-covered acquired loans. For covered loans, the portion of the loss reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

2015 FINANCIAL HIGHLIGHTS

For 2015, the Company reported a loss to common shareholders of $16.4 million, or ($0.37) per share, compared to income of $71.3 million, or $1.50 per diluted share, in 2014.

These results reflect the significant de-risking steps taken by the Company, including the following:

o   Reduction in interest income as the balance of our loans to the Puerto Rico central government and its public corporations fell 47.8% to $211.9 million at December 31, 2015, from $406.1 million a year ago. Our loans to Puerto Rico municipalities declined 4.4% to $203.5 million, and the balance of our Puerto Rico government securities decreased by 15.0% to $17.8 million.

o   An increase in share-loss amortization of $10.2 million in the second quarter of 2015 upon successful negotiation and termination of the FDIC commercial shared loss coverage. However, this also resulted in a reduction of approximately $10 million a quarter going forward, starting in the third quarter, for a total reduction of $22.2 million in the year 2015.

o   A successful bulk sale of $235.2 million in unpaid principal balances of acquired non-performing assets ("NPAs"). This resulted in a charge of $20.2 million pre-tax in 2015.

o   The de-risking of the loan portfolio resulted in normalization of net interest margin to 5.03% from 5.84%, primarily reflecting contraction from the steep reduction in tax exempt, high-yield, government-related loans.

o   A $53.3 million provision for loan and lease losses on the $200 million participation in a syndicated fuel line of credit to the PREPA, reflecting continued hurdles in restructuring the credit. Currently in non-accrual status, interest payments are being credited to the payment of principal, which now stands at $137.0 million, net of allowances, or 68.5% of the outstanding principal balance.

Growth of the Oriental retail franchise through new customers, products and services.

o   Oriental Bank furthered its innovative edge in the third quarter of 2015 with the launch of MyStatus. The industry-first mobile app updates home buyers on every step of their mortgage application from origination through closing.

o   MyStatus followed the introduction of FOTOdepósito, People Pay, and Cuenta Libre (Freedom Account). With Cuenta Libre, customers who access their accounts via mobile phone, tablet, web, debit/credit card, or ATMs, do not have to pay ATM fees.

o   Such products and services, among others, helped the Bank add 15,400 net new retail customers, increasing its total customer base by 4.40%. New customers added approximately $67 million in deposits, $115 million in loans, and $15 million in wealth management assets.

o   In total, new loan production of $1.0 billion increased 10.3% year over year, with commercial loans up 38.9%, residential mortgage loans up 14.8%, and consumer loans up 17.3%, more than offsetting a decline in auto loans.

All components of our business continued strong, given Puerto Rico’s deep economic recession and severe fiscal crisis.

Interest Income

Total interest income for 2015 decreased 16.2% to $406.6 million when compared to $485.3 million for 2014, reflecting the transition in our loan portfolio as originated loans with normal yields grow and higher-yielding acquired loans decrease, due to repayments and maturities. The yield on interest-earning assets decreased to 6.06% from 6.94%.

Interest Expense

Total interest expense for 2015 decreased 9.9% to $69.2 million as compared to $76.8 million for 2014. Such decrease reflects the lower cost of deposits (0.66% vs. 0.84%, before amortization adjustments). Such lower cost reflects continuing progress in the repricing of the Company’s core retail deposits and other reductions in its cost of funds.

Net Interest Income

Net interest income for 2015 decreased to $337.4 million when compared with $408.5 million for 2014, mostly due to lower balances in our acquired loan portfolios and lower yields in our originated loan portfolio. The decrease also reflects a $9.7 million decrease in interest income from loans to PREPA, which was placed in non-accrual at the end of the first quarter of 2015, and Puerto Rico Aqueducts and Sewer Authority ("PRASA"), which was paid off during the second quarter of 2015. Such decrease also reflects a decrease in net interest margin of 81 basis points to 5.03%.

Provision for Loan and Lease Losses

Provision for loan and lease losses increased $100.9 million to $161.5 million, reflecting $32.9 million and $5.2 million provision for loan and lease losses on non-performing acquired Eurobank and BBVAPR loans, respectively, as a result of the bulk sale of commercial NPAs during 2015. In addition, the Company recorded a $53.3 million provision for loan and lease losses related to the PREPA line of credit, which was changed to non-accrual status during the first quarter of 2015.

Non-Interest Income

Core banking and wealth management revenues decreased 1.7% to $76.6 million from $77.9 million as compared to 2014, primarily reflecting a decrease of $1.3 million and $815 thousand in mortgage banking activities and wealth management revenue, respectively, and an increase of $754 thousand in banking service revenue.

During 2015, the Company recognized an other-than-temporary impairment charge of $1.5 million on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Company determined that $1.5 million of the unrealized loss carried by these securities was attributed to estimated credit losses.

The decrease in the FDIC shared-loss expense to $42.8 million, compared to $65.8 million in 2014, was principally driven by the expiration of the FDIC loss share coverage for commercial loans and other non-single family loans on June 30, 2015.

A $20.0 million reimbursement from the FDIC was recognized in the statement of operations during 2015 related to the sale of a portion of covered non-performing commercial loans on September 28, 2015, as the FDIC agreed to cover $20.0 million of losses as part of its loss-share agreement with the Company.

Non-Interest Expense

Non-interest expense of $248.4 million, increased $5.7 million or 2.3 % compared to 2014, primarily reflecting a $9.3 million loss related to the bulk sale of non-performing acquired commercial loans, which included the sale of real estate owned with a carrying amount of $11.0 million from the BBVAPR acquisition. Such increase also reflects an increase of $2.8 million in electronic banking charges and $1.5 million in legal fees related to PREPA’s restructuring. The Company’s efficiency ratio for 2015 was 60.00%, compared to 49.90% for 2014.

Income Tax Expense

Income tax benefit of $17.6 million, primarily resulting from the 2015 loss, compared to an income tax expense of $37.3 million in 2014.

Income Available to Common Shareholders

The Company’s net loss to common shareholders amounted to $16.4 million, compared to net income available to common shareholders of $71.3 million for 2014. The loss per basic common share and fully diluted common share was $0.37 for 2015, compared to income per basic common share of $1.58 and fully diluted common share of $1.50 for 2014.

Interest Earning Assets

The loan portfolio declined to $4.434 billion at December 31, 2015, compared to $4.827 billion at December 31, 2014, primarily due to the bulk sale of covered non-performing commercial loans with an unpaid principal balance amounting to $197.1 million and the sale of non-performing commercial loans from the BBVAPR Acquisition with an unpaid principal balance amounting to $38.1 million, as part of the same transaction, in addition to loan repayments and maturities as the Company continues to execute on its strategy to reduce its exposure to the Puerto Rico government. The investment portfolio of $1.616 billion at December 31, 2015 increased 15.3% compared to $1.402 billion at December 31, 2014.

Interest Bearing Liabilities

Total deposits amounted to $4.717 billion at December 31, 2015, a decrease of 4.2% compared to $4.924 billion at December 31, 2014. Interest bearing deposits decreased 5.3% to $3.956 billion. Cost of deposits, which averaged 0.66% at December 31, 2014, decreased to 0.57% at December 31, 2015.

Stockholders’ Equity

Stockholders’ equity at December 31, 2015 was $897.1 million compared to $942.2 million at December 31, 2014, a decrease of 4.8%. This reflects a decrease of $32.3 million in retained earnings and an increase of $8.3 million in treasury stock. Book value per share was $16.67 at December 31, 2015 compared to $17.40 at December 31, 2014.

The Company maintains capital ratios in excess of regulatory requirements. At December 31, 2015, tier 1 leverage capital ratio was 11.18% (December 31, 2014 – 10.61%), tier 1 risk-based capital ratio was 15.99% (December 31, 2014 – 16.02%), and total risk-based capital ratio was 17.29% (December 31, 2014 – 17.57%). common equity tier 1 capital ratio under the new capital rules was 12.14% at December 31, 2015.

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was (2.16%) compared to 9.50% for 2014. Return on average assets (“ROA”) was (0.03%) compared to 1.10% for 2014. Both decreases reflect the net loss in 2015.

Assets under Management

At December 31, 2015, total assets managed by the Company’s trust division and OPC decreased to $2.691 billion compared to $2.841 billion at December 31, 2014. At December 31, 2015, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts decreased to $2.375 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect a decrease in portfolio balances and fluctuations in market values.

Lending

Total loan production of $1.014 billion increased by 10.3% compared to 2014. Total commercial loan production of $365.2 million increased by 38.9% from $262.9 million for 2014, mostly from corporate and institutional loans. Mortgage loan production of $247.2 million increased by 14.8% from $215.4 million. In the aggregate, consumer loan and auto and leasing production totaled $401.5 million, an increase of 9.0% from 2014.

Credit Quality on Non-Acquired Loans

Net credit losses, excluding acquired loans, increased $9.1 million to $38.1 million, representing 1.30% of average non-acquired loans outstanding versus 1.11% in 2014. The allowance for loan and lease losses, excluding acquired loans, at December 31, 2015, increased to $112.6 million (3.62% of total non-acquired loans) compared to $51.4 million (1.81% of total non- acquired loans) at December 31, 2014, mostly from the PREPA allowance of $53.3 million in 2015.

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

The Company’s management has reported and discussed the results of operations herein both on a GAAP basis and on a pre-tax pre-provision operating income basis (defined as net interest income, plus banking and financial services revenue, less non-interest expenses, as calculated in the table below). The Company’s management believes that, given the nature of the items excluded from the definition of pre-tax pre-provision operating income, it is useful to state what the results of operations would have been without them so that investors can see the financial trends from the Company’s continuing business.

During the year ended December 31, 2015, the Company’s pre-tax pre-provision operating income decreased 32.0% to $165.6 million as compared to $243.7 million for 2014. Pre-tax pre-provision operating income is calculated as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$337,372	$408,475	$409,672
Core non-interest income:
Banking service revenue	41,466	40,712	44,239
Wealth management revenue	29,040	29,855	30,924
Mortgage banking activities	6,128	7,381	10,994
Total core non-interest income	76,634	77,948	86,157
Non-interest expenses	248,401	242,725	264,136
Less merger and restructuring charges	-	-	(17,660)
Total pre-tax pre-provision operating income	$165,605	$243,698	$249,353

Tangible common equity consists of common equity less goodwill, core deposit intangibles and customer relationship intangible. Tangible book value per common share consists of tangible common equity divided by common stock outstanding at the end of the period. Ratios of tangible common equity to total assets, tangible common equity to risk-weighted assets, total equity to risk-weighted assets, tier 1 common equity to risk-weighted assets, and tangible book value per common share are non-GAAP measures and are not codified in the federal banking regulations.

At December 31, 2015, tangible common equity to total assets decreased to 8.98% from 9.14% and tangible common equity to risk-weighted assets decreased to 13.02% from 14.04% at December 31, 2014. Total equity to risk-weighted assets decreased to 18.32% from 19.44% at December 31, 2014.

Management and many stock analysts use tangible common equity in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Tangible common equity or related measures should not be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended 2015 and 2014:

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$406,568	$485,257	6.06%	6.94%	$6,704,995	$6,992,631
Tax equivalent adjustment	6,891	50,793	0.10%	0.73%	-	-
Interest-earning assets - tax equivalent	413,459	536,050	6.16%	7.67%	6,704,995	6,992,631
Interest-bearing liabilities	69,196	76,782	1.11%	1.15%	6,226,372	6,663,591
Tax equivalent net interest income / spread	344,263	459,268	5.05%	6.52%	478,623	329,040
Tax equivalent interest rate margin			5.13%	6.57%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	37,596	48,242	2.49%	3.33%	1,508,819	1,450,778
Trading securities	70	151	8.25%	8.67%	848	1,741
Interest bearing cash and money market investments	1,280	1,311	0.26%	0.23%	491,051	573,403
Total investments	38,946	49,704	1.95%	2.45%	2,000,718	2,025,922
Non-acquired loans
Mortgage	39,778	40,978	5.16%	5.21%	771,322	786,607
Commercial	60,931	64,328	4.56%	5.41%	1,336,510	1,190,038
Consumer	21,003	15,367	10.35%	10.04%	202,971	153,067
Auto and leasing	62,108	51,971	9.86%	10.38%	629,910	500,720
Total non-acquired loans	183,820	172,644	6.25%	6.56%	2,940,713	2,630,432
Acquired loans:
Acquired BBVAPR
Mortgage	34,842	37,612	5.55%	5.46%	628,340	689,408
Commercial	48,730	73,403	10.65%	11.29%	457,767	649,936
Consumer	13,187	15,412	16.35%	13.70%	80,666	112,477
Auto	34,633	47,513	9.03%	8.62%	383,583	551,186
Total acquired BBVAPR loans	131,392	173,940	8.47%	8.68%	1,550,356	2,003,007
Acquired Eurobank	52,410	88,969	24.58%	26.70%	213,208	333,270
Total loans	367,622	435,553	7.81%	8.77%	4,704,277	4,966,709
Total interest earning assets	406,568	485,257	6.06%	6.94%	6,704,995	6,992,631

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,451	8,001	0.38%	0.56%	1,163,424	1,417,272
Savings and money market	6,504	8,097	0.52%	0.69%	1,256,909	1,169,482
Individual retirement accounts	2,482	3,760	0.88%	1.15%	281,197	325,678
Retail certificates of deposits	5,397	6,852	1.32%	1.39%	409,038	491,485
Total core deposits	18,834	26,710	0.61%	0.78%	3,110,568	3,403,917
Institutional deposits	2,790	4,961	1.04%	1.42%	268,678	348,742
Brokered deposits	4,900	5,715	0.78%	0.82%	624,210	697,756
Total wholesale deposits	7,690	10,676	0.86%	1.02%	892,888	1,046,498
	26,524	37,386	0.66%	0.84%	4,003,456	4,450,415
Non-interest bearing deposits	-	-	0.00%	0.00%	769,790	715,729
Deposits fair value premium amortization	(660)	(4,773)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,170	1,341	0.00%	0.00%	-	-
Total deposits	27,034	33,954	0.57%	0.66%	4,773,246	5,166,144
Borrowings:
Securities sold under agreements to repurchase	29,567	29,654	2.92%	2.85%	1,012,756	1,041,378
Advances from FHLB and other borrowings	9,072	9,185	2.68%	2.58%	338,299	355,322
Subordinated capital notes	3,523	3,989	3.45%	3.96%	102,071	100,747
Total borrowings	42,162	42,828	2.90%	2.86%	1,453,126	1,497,447
Total interest bearing liabilities	69,196	76,782	1.11%	1.15%	6,226,372	6,663,591
Net interest income / spread	$337,372	$408,475	4.95%	5.79%
Interest rate margin			5.03%	5.84%
Excess of average interest-earning assets over average interest-bearing liabilities					$478,623	$329,040
Average interest-earning assets to average interest-bearing liabilities ratio					107.69%	104.94%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(729)	$(10,029)	$(10,758)
Loans	(42,700)	(25,231)	(67,931)
Total interest income	(43,429)	(35,260)	(78,689)
Interest Expense:
Deposits	(2,582)	(4,338)	(6,920)
Repurchase agreements	(815)	728	(87)
Other borrowings	(453)	(126)	(579)
Total interest expense	(3,850)	(3,736)	(7,586)
Net Interest Income	$(39,579)	$(31,524)	$(71,103)

TABLE 1A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$485,257	$493,632	6.94%	6.58%	$6,992,631	$7,499,993
Tax equivalent adjustment	50,793	41,106	0.73%	0.55%	-	-
Interest-earning assets - tax equivalent	536,050	534,738	7.67%	7.13%	6,992,631	7,499,993
Interest-bearing liabilities	76,782	83,960	1.15%	1.12%	6,663,591	7,482,019
Tax equivalent net interest income / spread	459,268	450,778	6.52%	6.01%	329,040	17,974
Tax equivalent interest rate margin			6.57%	6.01%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	48,242	48,456	3.33%	2.60%	1,450,778	1,862,274
Trading securities	151	117	8.67%	6.56%	1,741	1,784
Interest bearing cash and money market investments	1,311	1,157	0.23%	0.21%	573,403	540,724
Total investments	49,704	49,730	2.45%	2.07%	2,025,922	2,404,782
Non-acquired loans
Mortgage	40,978	43,531	5.21%	5.71%	786,607	762,403
Commercial	64,328	32,891	5.41%	4.95%	1,190,038	663,968
Consumer	15,367	8,058	10.04%	9.34%	153,067	86,250
Auto and leasing	51,971	21,181	10.38%	9.94%	500,720	213,127
Total non-acquired loans	172,644	105,661	6.56%	6.12%	2,630,432	1,725,748
Acquired loans:
Acquired BBVAPR
Mortgage	37,612	42,740	5.46%	5.60%	689,408	763,195
Commercial	73,403	114,492	11.29%	9.38%	649,936	1,220,471
Consumer	15,412	21,147	13.70%	13.13%	112,477	161,120
Auto	47,513	68,093	8.62%	7.99%	551,186	852,165
Total acquired BBVAPR loans	173,940	246,472	8.68%	8.22%	2,003,007	2,996,951
Acquired Eurobank	88,969	91,769	26.70%	24.64%	333,270	372,512
Total loans	435,553	443,902	8.77%	8.71%	4,966,709	5,095,211
Total interest earning assets	485,257	493,632	6.94%	6.58%	6,992,631	7,499,993

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2014	2013	2014	2013	2014	2013
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$8,001	$11,151	0.56%	0.77%	$1,417,272	$1,452,030
Savings and money market	8,097	9,481	0.69%	1.01%	1,169,482	938,450
Individual retirement accounts	3,760	4,832	1.15%	1.35%	325,678	358,605
Retail certificates of deposits	6,852	11,203	1.39%	1.66%	491,485	674,241
Total core deposits	26,710	36,667	0.78%	1.07%	3,403,917	3,423,326
Institutional deposits	4,961	9,983	1.42%	1.66%	348,742	602,769
Brokered deposits	5,715	7,068	0.82%	0.86%	697,756	821,112
Total wholesale deposits	10,676	17,051	1.02%	1.20%	1,046,498	1,423,881
	37,386	53,718	0.84%	1.11%	4,450,415	4,847,207
Non-interest bearing deposits	-	-	0.00%	0.00%	715,729	$751,757
Deposits fair value premium amortization	(4,773)	(14,400)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,341	1,659	0.00%	0.00%	-	-
Total deposits	33,954	40,977	0.66%	0.73%	5,166,144	5,598,964
Borrowings:
Securities sold under agreements to repurchase	29,654	29,249	2.85%	2.16%	1,041,378	1,353,011
Advances from FHLB and other borrowings	9,185	8,620	2.58%	2.05%	355,322	419,880
Subordinated capital notes	3,989	5,114	3.96%	4.64%	100,747	110,164
Total borrowings	42,828	42,983	2.86%	2.28%	1,497,447	1,883,055
Total interest bearing liabilities	76,782	83,960	1.15%	1.12%	6,663,591	7,482,019
Net interest income / spread	$408,475	$409,672	5.79%	5.46%
Interest rate margin			5.84%	5.46%
Excess of average interest-earning assets over average interest-bearing liabilities					$329,040	$17,974
Average interest-earning assets to average interest-bearing liabilities ratio					104.94%	100.24%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(7,835)	$7,809	$(26)
Loans	(16,322)	7,973	(8,349)
Total interest income	(24,157)	15,782	(8,375)
Interest Expense:
Deposits	(3,168)	(3,855)	(7,023)
Repurchase agreements	(6,737)	7,142	405
Other borrowings	(1,917)	1,357	(560)
Total interest expense	(11,822)	4,644	(7,178)
Net Interest Income	$(12,335)	$11,138	$(1,197)

Net Interest Income

Comparison for the years ended December 31, 2015 and 2014

Net interest income is a function of the difference between rates earned on the Company’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Company constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for 2015 and 2014.

Net interest income of $337.4 million decreased 17.4% compared with $408.5 million reported in 2014, reflecting a decrease of 15.6% in interest income from loans and a decrease of 21.6% in interest income from investments.

Interest rate spread decreased 84 basis points from 5.79% to 4.95%. This decrease is mainly due to the net effect of a 88 basis points decrease in the average yield of interest-earning assets from 6.94% to 6.06%, reflecting reduction in high yielding loan portfolios including Puerto Rico government credit and acquired loan portfolio.

Interest income decreased to $406.6 million from $485.3 million in 2014. Such decrease reflects decreases of $43.4 million and $35.3 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from loans decreased 15.6% to $367.6 million, reflecting a decrease in both, volume and interest rate of $42.7 million and $25.2 million, respectively. Such decrease reflects lower acquired loan balances and yield mainly related to the bulk sale at the end of the third quarter of 2015 and also normal repayments and maturities. In addition, the decrease reflects a $9.7 million decrease in interest income from loans to PREPA, which was placed in non-accrual status at the end of the first quarter of 2015, and Puerto Rico Aqueducts and Sewer Authority ("PRASA"), which was paid off during the second quarter of 2015. Non-acquired loans interest income increased 6.5% to $183.8 million as average balances grew 11.8% and yield contracted 31 basis points to 6.25%. Acquired BBVAPR loans interest income fell 24.5% to $131.4 million as average balances declined 22.6% and yield decreased 21 basis points to 8.47%. Acquired Eurobank loans interest income fell 41.1% to $52.4 million as average balances declined 36.0% and yield decreased 212 basis points to 24.58%. Interest income from investments decreased 21.6% to $38.9 million, reflecting a decrease in interest rate and volume of $10.0 million and $729 thousand, respectively. Such decrease in interest income from investments reflects a decrease in investment securities from redemptions, maturities and sales, and higher premium amortization on existing securities.

Interest expense decreased 9.9% to $69.2 million, primarily because of a $3.9 million decrease in the volume of interest-bearing liabilities and a decrease of $3.7 million in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease of $2.6 million in deposits volume and $4.3 million in interest rate, a decrease of $815 thousand in repurchase agreements volume which was partially offset by an increase of $728 thousand in interest rate, and a decrease in other borrowings volume of $453 thousand and $126 thousand in interest rate. The cost of interest bearing deposits before fair value amortization and core deposit intangible amortization decreased 18 basis points to 0.66%, compared to 0.84% for 2014. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 4 basis points to 2.90% from 2.86%.

The average balance of total interest-earning assets was $6.704 billion, a decrease of 4.1% from 2014.  The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 1.2% in average investments and a decrease of 5.3% in average loans.

Comparison of years ended December 31, 2014 and 2013

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

Interest expense for 2014 decreased 8.5% to $76.8 million from $84.0 million in 2013. The decrease was primarily the net result of an $11.8 million decrease in the volume of interest-bearing liabilities and an increase of $4.6 million in interest rate. The decrease in interest-bearing liabilities was mostly due to the decrease in repurchase agreements volume of $6.7 million, and a decrease in deposits volume of $3.2 million and deposits interest rate of $3.9 million, partially offset by a $7.1 million increase in repurchase agreements interest rate. The cost of interest bearing deposits before fair value amortization and core deposit intangible amortization decreased 27 basis points to 0.84% for 2014, compared to 1.11% for 2013. The decrease in the cost of deposits was partially offset by an increase in the cost of borrowings, which increased 58 basis points to 2.86% from 2.28%.

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

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2015	2014	Variance	2013
	(Dollars in thousands)
Banking service revenue	$41,466	$40,712	1.9%	$44,239
Wealth management revenue	29,040	29,855	-2.7%	30,924
Mortgage banking activities	6,128	7,381	-17.0%	10,994
Total banking and financial service revenue	76,634	77,948	-1.7%	86,157
Total other-than-temporary impairment losses on investment securities	(4,662)	-	-100.0%	-
Portion of loss recognized in other comprehensive income, before taxes	3,172	-	100.0%	-
Net impairment losses recognized in earnings	(1,490)	-	-100.0%	-
FDIC shared-loss expense, net:
FDIC indemnification asset expense	(40,131)	(62,285)	35.6%	(66,253)
Change in true-up payment obligation	(2,677)	(3,471)	22.9%	(3,014)
	(42,808)	(65,756)	34.9%	(69,267)
Reimbursement from FDIC shared-loss coverage in sale of loans	20,000	-	100.0%	-
Net gain (loss) on:
Sale of securities available for sale	2,572	4,366	-41.1%	-
Derivatives	(190)	(608)	68.8%	(1,526)
Early extinguishment of debt	-	-	0.0%	1,061
Other non-interest (loss) income	(2,246)	1,373	-263.6%	670
	(24,162)	(60,625)	60.1%	(69,062)
Total non-interest income, net	$52,472	$17,323	202.9%	$17,095

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

Comparison of years ended December 31, 2015 and 2014

As shown in Table 2 above, the Company recorded non-interest income in the amount of $52.5 million, compared to $17.3 million for 2014, an increase of 202.9%, or $35.2 million, mostly from a $20.0 million reimbursement from the FDIC upon successful negotiation and termination of the commercial shared-loss coverage.

The net FDIC shared-loss expense decreased to $42.8 million as compared to $65.8 million for 2014, primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability). The FDIC indemnification asset expense decreased to $40.1 million from $62.3 million compared with 2014. The true-up payment obligation decreased to $2.7 million as compared to $3.5 million for 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss-share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC agreed and paid $20 million in loss share coverage with respect to the aggregate loss resulting from the recent bulk sale of covered non-performing commercial loans, as reflected in Table 2, and such reimbursement was received in December 2015.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased to $41.5 million, from $40.7 million for 2014. The increase is mainly driven by higher electronic banking fees of $2.4 million, partially offset by lower checking account fees by $1.4 million.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased to $29.0 million from $29.9 million in 2014, mainly due to a decrease in mutual fund and over-the-counter trading of $680 thousand and lower bond sales by $294 thousand.

Income generated from mortgage banking activities decreased 17.0% to $6.1 million, compared to $7.4 million 2014. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of retaining securitized GNMA pools. The Company retained securitized GNMA pools totaling $54.5 million at a yield of 3.09% from its own originations during the second half of 2015.

During 2015, the Company recognized an other-than-temporary impairment charge on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Corporation determined that $1.5 million of the unrealized loss carried by these securities was attributed to estimated credit losses.

Gains from the sale of securities were $2.6 million compared to $4.4 million for the same period in 2014. Losses from derivative activities were $190 thousand, compared to $608 thousand for 2014.

Other non-interest income declined $3.6 million, mainly related to the sale during the second quarter of 2015 of GNMA mortgage loan servicing rights for approximately $7.0 million. The Company recognized a loss of $2.7 million related to this transaction.

Comparison of the years ended December 31, 2014 and 2013

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

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2015	2014	Variance %	2013
	(Dollars in thousands)
Compensation and employee benefits	$79,172	$85,283	-7.2%	$91,957
Professional and service fees	16,217	15,996	1.4%	21,321
Occupancy and equipment	34,186	34,710	-1.5%	34,408
Insurance	9,567	8,830	8.3%	8,795
Electronic banking charges	21,893	19,081	14.7%	16,702
Information technology expenses	5,648	6,019	-6.2%	10,546
Advertising, business promotion, and strategic initiatives	6,452	7,014	-8.0%	7,025
Merger and restructuring charges	-	-	0.0%	17,660
Foreclosure, repossession and other real estate expenses	37,522	25,125	49.3%	16,484
Loan servicing and clearing expenses	9,075	7,567	19.9%	7,588
Taxes, other than payroll and income taxes	9,460	14,409	-34.3%	15,539
Communication	3,086	3,430	-10.0%	3,377
Printing, postage, stationery and supplies	2,575	2,533	1.7%	3,459
Director and investor relations	1,091	1,106	-1.4%	1,098
Other operating expenses	12,457	11,622	7.2%	8,177
Total non-interest expenses	$248,401	$242,725	2.3%	$264,136
Relevant ratios and data:
Efficiency ratio	60.00%	49.90%		53.27%
Compensation and benefits to non-interest expense	31.87%	35.14%		34.81%
Compensation to average total assets owned	1.08%	1.10%		1.08%
Average number of employees	1,496	1,567		1,564
Average compensation per employee	$52.9	$54.4		$58.8
Average loans per average employee	$3,145	$3,170		$3,258

Non-Interest Expenses

Comparison of years ended December 30, 2015 and 2014

Non-interest expense for 2015 was $248.4 million, representing an increase of 2.3% compared to $242.7 million in the previous year.

Foreclosure, repossession and other real estate expenses increased 49.3% to $37.5 million, as compared to $25.1 million for the previous year, primarily reflecting an $8.5 million loss related to foreclosed estate sold as part of the bulk sale completed during the third quarter of 2015. In addition, there was a $5.1 million increase in commercial properties markdowns, as part of our ongoing and proactive de-risking efforts.

Electronic banking charges increased 14.7% to $21.9 million, mostly due to the increase in expenses related to merchant business and card interchange transactions resulting from the continued growth of our banking business.

Loan servicing and clearing expenses increased 19.9% to $9.1 million, mainly due to an increase of $764 thousand in servicing expenses and $807 thousand in the preparation for mortgage servicing migration to the Bank.

The increases in the foregoing non-interest expenses were partially offset by decreases in compensation and employee benefits and in taxes other than payroll and income taxes.

Compensation and employee benefits decreased 7.2% to $79.2 million from $85.3 million for 2014. The decrease is due mainly to lower salaries and lower benefits as a result of a headcount reduction from 1,567 to 1,496 mainly from the voluntary early retirement programs offered by the Company in December 2014 and during 2015 for qualified employees as a cost savings initiative.

Taxes, other than payroll and income taxes decreased by $4.9 million or 34.3%, mostly due to a decrease of $6.6 million in the local gross receipts tax that was repealed for taxable years commencing after December 31, 2014.

Efficiency ratio was 60.00% compared to 49.90% for 2014. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, FDIC reimbursement, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest losses that are excluded from the efficiency ratio computation amounted to losses of $24.2 million, compared to $53.7 million in 2014.

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

The decrease in non-interest expenses resulted in an improved efficiency ratio of 49.9% from 53.3% for 2013. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, credit-related other-than-temporary impairment losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation amounted to losses of $60.6 million, compared to $69.0 million in 2013.

Provision for Loan and Lease Losses

Comparison of years ended December 30, 2015 and 2014

Provision for loan and lease losses increased 166.3% or $100.9 million, to $161.5 million, reflecting a $38.1 million provision for loan and lease losses resulting from the bulk sale completed during the third quarter of 2015 and a $53.3 million provision related to the PREPA line of credit.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for 2015 was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses, excluding acquired loans, increased 216.1%, or $67.9 million, to $99.3 million from $31.4 million when compared with 2014. Such increase was primarily due to the classification of a $200 million participation in the PREPA line of credit on non-accrual status and the recognition of a $53.3 million provision for loan and lease losses on such credit facility during 2015.

Total charge-offs, excluding acquired loans, increased 35.0% to $53.0 million, as compared to $39.3 million for 2014.  Commercial charge-offs increased $3.1 million to $5.5 million. Auto and leasing charge-offs increased $7.3 million to $33.4 million. Consumer charge-offs increased $2.9 million to $8.7 million.

Total recoveries, excluding acquired loans, increased from $10.2 million to $14.9 million. As a result, the recoveries to charge-offs ratio increased from 25.95% to 28.03%. Net credit losses increased $9.1 million to $38.1 million, representing 1.30% of average originated and other loans outstanding versus 1.11% for 2014.

Provision for acquired loan and lease losses increased 113.0%, or $33.0 million, to $62.2 million from $29.2 million when compared with 2014. Provision for acquired BBVAPR loan and lease losses increased 2.5% to $24.1 million, compared to $23.5 million for 2014. An additional provision of $5.2 million was recorded as a result of the sale of certain non-performing commercial loans from the BBVAPR Acquisition, during the third quarter of 2015. Provision for acquired Eurobank loan and lease losses increased $32.4 million from $5.7 million to $38.0 million. Such increase reflects an additional provision of $32.9 million recorded as a result of the sale of a portfolio of non-performing commercial loans acquired in the Eurobank transaction with an unpaid principal balance of $197.1 million ($100.0 million carrying amount) during the third quarter of 2015.

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

Income Taxes

Comparison of years December 31, 2015 and 2014

Income tax expense decreased $54.8 million to a benefit of $17.6 million, compared to $37.3 million for 2014. The decrease in income tax expense reflects the decrease in the net income before income taxes of $142.5 million to a loss of $20.1 million in 2015, compared to net income before income taxes of $122.4 million a year ago.

Comparison of years December 31, 2014 and 2013

The income tax expense for 2014 amounted $37.3 million, compared to an income tax benefit of $8.7 million for 2013. Notwithstanding, the effective income tax rate for 2014 was 30.43% compared with the maximum income tax statutory rate of 39%.  During 2013, the Company recognized a $38.1 million income tax benefit from the increase in the Company’s deferred tax asset as a result of the increase in corporate income taxes to 39% from 30%.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for 2015, 2014 and 2013.

	Year Ended December 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$367,620	$95	$38,853	$406,568	$-	$406,568
Interest expense	(28,425)	-	(40,771)	(69,196)	-	(69,196)
Net interest income	339,195	95	(1,918)	337,372	-	337,372
Provision for loan and lease losses	(161,501)	-	-	(161,501)	-	(161,501)
Non-interest income (loss)	23,900	28,288	284	52,472	-	52,472
Non-interest expenses	(219,415)	(22,564)	(6,422)	(248,401)	-	(248,401)
Intersegment revenue	1,427	-	948	2,375	(2,375)	-
Intersegment expenses	(948)	(1,027)	(400)	(2,375)	2,375	-
(Loss) income before income taxes	$(17,342)	$4,792	(7,508)	$(20,058)	$-	$(20,058)
Total assets	$5,867,874	$22,349	$2,126,921	$8,017,144	$(917,995)	$7,099,149

	Year Ended December 31, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$435,580	$174	$49,503	$485,257	$-	$485,257
Interest expense	(34,721)	-	(42,061)	(76,782)	-	(76,782)
Net interest income	400,859	174	7,442	408,475	-	408,475
Provision for loan and lease losses	(60,640)	-	-	(60,640)	-	(60,640)
Non-interest income (loss)	(13,389)	28,525	2,187	17,323	-	17,323
Non-interest expenses	(213,935)	(21,748)	(7,042)	(242,725)	-	(242,725)
Intersegment revenue	1,410	-	327	1,737	(1,737)	-
Intersegment expenses	(327)	(1,089)	(321)	(1,737)	1,737	-
Income before income taxes	$113,978	$5,862	$2,593	$122,433	$-	$122,433
Total assets	$6,454,015	$21,644	$1,940,504	$8,416,163	(967,054)	$7,449,109

	Year Ended December 31, 2013
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$445,363	$354	$47,915	$493,632	$-	$493,632
Interest expense	(42,044)	-	(41,916)	(83,960)	-	(83,960)
Net interest income	403,319	354	5,999	409,672	-	409,672
Provision for loan and lease losses	(72,894)	-	-	(72,894)	-	(72,894)
Non-interest income (loss)	(17,438)	30,614	3,919	17,095	-	17,095
Non-interest expenses	(222,408)	(26,603)	(15,125)	(264,136)	-	(264,136)
Intersegment revenue	618	-	1,195	1,813	(1,813)	-
Intersegment expenses	-	(1,813)	-	(1,813)	1,813	-
Income (loss) before income taxes	$91,197	$2,552	$(4,012)	$89,737	$-	$89,737
Total assets	$5,820,726	$23,280	$3,084,409	$8,928,415	$(770,400)	$8,158,015

Comparison of year ended December 31, 2015 and 2014

Banking

Net interest income of the Company’s Banking segment decreased $61.7 million for 2015, or 15.4%, reflecting a decrease of 15.6% in interest income from loans. Interest income from loans decreased 15.6% to $367.6 million, reflecting a decrease in both, volume and interest rate of $42.7 million and $25.2 million, respectively. Such decrease reflects lower acquired loan balances and yields mainly related to the bulk sale of non-performing acquired commercial loans and foreclosed real estate at the end of the third quarter of 2015 and also normal repayments and maturities. In addition, the decrease reflects a $9.7 million decrease in interest income from a loan to PREPA, which was placed in non-accrual status during the first quarter of 2015, and a loan to PRASA, which was paid off during the second quarter of 2015.

Provision for loan and lease losses increased 166.3%, or $100.9 million, to $161.5 million, reflecting a $38.1 million provision for loan and lease losses resulting from the bulk sale of non-performing acquired commercial loans and foreclosed real estate completed during 2015. In addition, during 2015, the Company recorded an additional provision for loan and lease losses of $53.3 million related to its participation in the line of credit to PREPA.

The net FDIC shared-loss expense decreased to $42.8 million as compared to $65.8 million for 2014, primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC at the end of the second quarter of 2015. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement. Pursuant to such agreement, the FDIC agreed and paid $20 million in loss share coverage with respect to the aggregate loss resulting from the sale of covered non-performing commercial loans, and such reimbursement was received in December 2015.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased to $41.5 million, from $40.7 million for 2014. The increase is mainly driven by higher electronic banking fees of $2.4 million, partially offset by lower checking account fees of $1.4 million.

Income generated from mortgage banking activities decreased 17.0% to $6.1 million, compared to $7.4 million in 2014. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of retaining securitized GNMA pools, as the Company retained securitized GNMA pools totaling $54.5 million at a yield of 3.09% from its own loan originations during the second half of 2015.

Non-interest expense of $219.4 million increased 2.6% when compared to 2014. The increase in non-interest expense primarily reflects an $8.5 million loss related to the sale of foreclosed real estate, mostly from Eurobank Acquisition, as part of the bulk sale during 2015. In addition, there was a $5.1 million increase in commercial properties markdowns, as part of our ongoing de-risking efforts. Also, electronic banking charges increased 14.7%, mainly from merchant business and credit/debit card interchange transactions as our banking business continues to grow.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities decreased slightly to $28.3 million, compared to $28.5 million in 2014.

Non-interest expenses increased by 3.8% to $22.6 million from $21.7 million, mainly due to a $2.1 million payment in 2015 consisting of restitution to certain clients of our broker-dealer subsidiary as required by FINRA.

Treasury

The investment portfolio of $1.616 billion at December 31, 2015 increased 15.3% compared to $1.402 billion at December 31, 2014. This was mainly the result of $617.6 million purchases, $101.3 million sales, and $277.3 million principal paydowns of available-for-sale and held-to-maturity investment securities during 2015. Interest income from investments decreased 21.6% to $38.9 million, reflecting a decrease in interest rate of $10.0 million. Such decrease in interest income from investments reflects higher premium amortization on existing securities.

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

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2015, the Company’s total assets amounted to $7.099 billion representing a decrease of 4.7% when compared to $7.449 billion at December 31, 2014. This reduction is mainly due to a decrease in the loan portfolio, partially offset by an increase in the investment portfolio. The loan portfolio decreased $392.4 million from $4.827 billion at December 31, 2014 to $4.434 billion, which included the sale of a portion of acquired non-performing commercial loans amounting to $109.9 million, carrying amount, during the third quarter of 2015, the full repayment of the $75 million loan to PRASA during the second quarter of 2015, and the full payment of the $78 million loan to Puerto Rico State Insurance Fund Corporation. Investment securities increased $213.8 million from $1.402 billion at December 31, 2014 to $1.616 billion. This was mainly the result of $617.6 million purchases, $101.3 million sales, and $277.3 million principal paydowns of available-for-sale and held-to-maturity investment securities in 2015.

At December 31, 2015, loans represented 73% of total interest-earning assets while investments represented 27%, compared to 77% and 23%, respectively, at December 31, 2014.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2015, the Company’s loan portfolio decreased by 8.1% to $4.434 billion compared to $4.827 billion at December 31, 2014, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to portfolio sales, repayments and maturities, and the Company continues to reduce its exposure to the Puerto Rico government. At December 31, 2015, the originated loan portfolio increased $206.5 million, or 7.4%, the acquired BBVAPR loan portfolio decreased $445.9 million, or 26.0%, and the acquired Eurobank loan portfolio decreased $152.1 million, or 50.9% from December 31, 2014.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At December 31, 2015, the investment portfolio increased 15.3% to $1.616 billion from $1.402 billion at December 31, 2014. During 2015, the Company sold $101.3 million of mortgage-backed securities available for sale and reduced some interest rate sensitivity. Recent purchases of investment securities, mostly FNMA and FHLM certificates, were categorized as held-to-maturity. The Company’s management will determine the category of upcoming investment securities purchases based on the Company’s expectations at such time.  During 2015, the Company recognized an other-than-temporary impairment charge on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Company determined that $1.5 million of the unrealized loss carried by these securities was attributed to estimated credit losses.

The FDIC indemnification asset amounted to $22.6 million at December 31, 2015 and $97.4 million at December 31, 2014, representing a 76.8% reduction. The decrease in the FDIC indemnification asset is mainly related to collections and reimbursement receivables from the FDIC of $38.4 million and amortization of $36.4 million for 2015, as the FDIC loss-share coverage for commercial loans expired on June 30, 2015.

Financial Assets Managed

The Company’s financial assets managed include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its securities broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At December 31, 2015, total assets managed by the Company’s trust division and OPC amounted to $2.691 billion, compared to $2.841 billion at December 31, 2014. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2015, total assets gathered by Oriental Financial Services from its customer investment accounts decreased 9.4% to $2.375 billion, compared to $2.622 billion at December 31, 2014. Changes in trust and broker-dealer related assets primarily reflect a decrease in portfolio and differences in market values due principally to economic conditions in Puerto Rico.

Goodwill

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition is not amortized to expense, but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, the Company determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. The Company completes its annual goodwill impairment test as of October 31 of each year.  The Company tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.

Reporting unit valuation is inherently subjective, with a number of factors based on assumptions and management judgments or estimates. Actual values may differ significantly from such estimates. Among these are future growth rates for the reporting units, selection of comparable market transactions, discount rates and earnings capitalization rates. Changes in assumptions and results due to economic conditions, industry factors, and reporting unit performance and cash flow projections could result in different assessments of the fair values of reporting units and could result in impairment charges. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount, an interim impairment test is required.

Relevant events and circumstances for evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount may include macroeconomic conditions (such as a further deterioration of the Puerto Rico economy or the liquidity for Puerto Rico securities or loans secured by assets in Puerto Rico), adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, or similar events. The Company’s loan portfolio, which is the largest component of its interest-earning assets, is concentrated in Puerto Rico and is directly affected by adverse local economic and fiscal conditions. Such conditions have generally affected the market demand for non-conforming loans secured by assets in Puerto Rico and, therefore, affect the valuation of the Company’s assets.

As of December 31, 2015, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 to the Wealth Management unit. Based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceed its fair value by approximately $263.1 million, or 29.6%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. For additional details related to such goodwill impairment test, please refer to “Goodwill and Intangible Assets” under Note 1 of the accompanying consolidated financial statements.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance
	2015	2014	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,354,802	$1,172,262	15.6%
Obligations of US government-sponsored agencies	5,093	7,182	-29.1%
US Treasury securities	25,032	-	100.0%
CMOs issued by US government-sponsored agencies	135,073	176,129	-23.3%
GNMA certificates	58,495	4,752	1131.0%
Puerto Rico government and public instrumentalities	13,731	15,671	-12.4%
FHLB stock	20,783	21,169	-1.8%
Other debt securities	2,572	3,294	-21.9%
Other investments	291	1,597	-81.8%
Total investments	1,615,872	1,402,056	15.3%
Loans	4,434,213	4,826,646	-8.1%
Total securities and loans	6,050,085	6,228,702	-2.9%
Other assets:
Cash and due from banks (including restricted cash)	535,359	577,159	-7.2%
Money market investments	4,699	4,675	0.5%
FDIC indemnification asset	22,599	97,378	-76.8%
Foreclosed real estate	58,176	95,661	-39.2%
Accrued interest receivable	20,637	21,345	-3.3%
Deferred tax asset, net	145,901	108,708	34.2%
Premises and equipment, net	74,590	80,599	-7.5%
Servicing assets	7,455	13,992	-46.7%
Derivative assets	3,025	8,107	-62.7%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	90,554	126,714	-28.5%
Total other assets	1,049,064	1,220,407	-14.0%
Total assets	$7,099,149	$7,449,109	-4.7%
Investments portfolio composition:
FNMA and FHLMC certificates	83.9%	83.7%
Obligations of US government-sponsored agencies	0.3%	0.5%
US Treasury securities	1.5%	0.0%
CMOs issued by US government-sponsored agencies	8.4%	12.6%
GNMA certificates	3.6%	0.3%
Puerto Rico government and public instrumentalities	0.8%	1.1%
FHLB stock	1.3%	1.5%
Other debt securities and other investments	0.2%	0.3%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	December 31,		Variance
	2015	2014	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$757,828	$791,751	-4.3%
Commercial	1,441,649	1,289,732	11.8%
Consumer	242,950	186,760	30.1%
Auto and leasing	669,163	575,582	16.3%
	3,111,590	2,843,825	9.4%
Allowance for loan and lease losses on originated and other loans and leases	(112,626)	(51,439)	-119.0%
	2,998,964	2,792,386	7.4%
Deferred loan costs, net	4,203	4,282	-1.8%
Total originated and other loans loans held for investment, net	3,003,167	2,796,668	7.4%

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	7,457	12,675	-41.2%
Consumer	38,385	45,344	-15.3%
Auto	106,911	184,782	-42.1%
	152,753	242,801	-37.1%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(5,542)	(4,597)	-20.6%
	147,211	238,204	-38.2%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	608,294	656,122	-7.3%
Commercial	287,311	452,201	-36.5%
Construction	88,180	106,361	-17.1%
Consumer	11,843	29,888	-60.4%
Auto	153,592	247,233	-37.9%
	1,149,220	1,491,805	-23.0%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(25,785)	(13,481)	-91.3%
	1,123,435	1,478,324	-24.0%
Total acquired BBVAPR loans, net	1,270,646	1,716,528	-26.0%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	92,273	102,162	-9.7%
Commercial and construction	142,377	256,488	-44.5%
Consumer	2,314	4,506	-48.6%
	236,964	363,156	-34.7%
Allowance for loan and lease losses on Eurobank loans	(90,178)	(64,245)	-40.4%
Total acquired Eurobank loans, net	146,786	298,911	-50.9%
Total acquired loans, net	1,417,432	2,015,439	-29.7%
Total held for investment, net	4,420,599	4,812,107	-8.1%
Mortgage loans held for sale	13,614	14,539	-6.4%
Total loans, net	$4,434,213	$4,826,646	-8.1%

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred as "originated and other" loans) and loans acquired (referred as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss sharing coverage, related to commercial acquired Eurobank loans expired on June 30, 2015. Notwithstanding the expiration of loss-share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015. The coverage for the single-family residential loans will expire on June 30, 2020. At December 31, 2015, the remaining covered loans amounting to $59.6 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2014, covered loans amounted to $298.9 million, net carrying amount. Covered loans are no longer a material amount. Therefore, the Company changed its current and prior year loan disclosures during 2015.

As shown in Table 5 above, total loans, net, amounted to $4.434 billion at December 31, 2015 and $4.827 billion at December 31, 2014. On September 28, 2015, the Company sold covered non-performing commercial loans with an unpaid principal balance amounting to $197.1 million ($100.0 million carrying amount). The sales price was 18.44% of UPB, or $36.3 million. The FDIC agreed to cover and paid $20.0 million of losses as part of its loss-share agreement with the Company. As a result, a $20.0 million reimbursement was recorded in the statement of operations. The Company also recorded a $32.9 million provision for loan and lease losses for acquired Eurobank loans, which was partially offset by $4.6 million in cost recoveries. Also, as part of this transaction, the Company sold certain non-performing commercial loans that were part of the BBVAPR Acquisition with an unpaid principal balance amounting to $38.1 million ($9.9 million carrying amount). The sales price was $5.2 million. As a result, a $5.2 million provision for loan and lease losses was recorded for BBVAPR acquired loans, which was partially offset by $2.4 million in cost recoveries. In addition, certain foreclosed real estate with a carrying amount of $11.0 million was sold for $1.7 million. As part of this transaction, the Company made customary representations and warranties to the purchaser regarding certain characteristics of the assets that were sold.  Such representations and warranties survive for a limited period of time. To the extent that the assets sold do not meet the specified characteristics, and subject to certain notice, cure period and other conditions, the purchaser would be entitled to require the Company to repurchase such assets.

The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $757.8 million (24.4% of the gross originated loan portfolio) compared to $791.8 million (27.8% of the gross originated loan portfolio) at December 31, 2014. Mortgage loan production totaled $247.2 million for 2015, which represents an increase of 14.8% from $215.4 million in the previous year. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $7.9 million and $42.2 million at December 31, 2015 and 2014, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.442 billion (46.3% of the gross originated loan portfolio) compared to $1.290 billion (45.4% of the gross originated loan portfolio) at December 31, 2014. Commercial loan production increased 38.9% to $365.2 million for 2015 from $262.9 million for 2014.

•         Consumer loan portfolio amounted to $243.0 million (7.8% of the gross originated loan portfolio) compared to $186.8 million (6.6% of the gross originated loan portfolio) at December 31, 2014. Consumer loan production increased 17.3% to $140.7 million for 2015 from $119.9 million for 2014.

•         Auto and leasing portfolio amounted to $669.2 million (21.5% of the gross originated loan portfolio) compared to $575.6 million (20.2% of the gross originated loan portfolio) at December 31, 2014. Auto and leasing production decreased by 18.8% to $260.8 million for 2015, compared to $321.2 million for 2014.

The following table summarizes the remaining contractual maturities of the Company’s total gross non-covered loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2015.  Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
		One Year or Less	From One to
			Five Years		After Five Years
	Balance Outstanding at December 31, 2015		Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(Dollars in thousands)
Originated and other loans:
Mortgage	$757,828	$2,414	$13,473	$-	$741,941	$-
Commercial	1,441,649	893,429	398,578	-	149,642	-
Consumer	242,950	30,305	141,450	-	71,195	-
Auto and leasing	669,163	3,014	302,453	-	363,696	-
Total	$3,111,590	929,162	855,954	-	1,326,474	-

Acquired loans accounted under ASC 310-20
Commercial	4,340	4,340	-	-	-	-
Commercial secured by real estate	3,117	2,929	188	-	-	-
Consumer	38,385	38,385	-	-	-	-
Auto	106,911	8,115	98,796	-	-	-
Total	$152,753	$53,769	$98,984	$-	-	$-

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2015
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$11,849	$259	2.19%	$14,849	$627	4.22%	$71,687	$1,227	1.71%
90 - 119 days	26	3	11.54%	522	26	4.98%	761	41	5.39%
120 - 179 days	96	-	0.00%	1,319	84	6.37%	1,306	78	5.97%
180 - 364 days	246	5	2.03%	641	41	6.40%	1,066	15	1.41%
365+ days	323	57	17.65%	712	185	25.98%	2,319	72	3.10%
Total	$12,540	$324	2.58%	$18,043	$963	5.34%	$77,139	$1,433	1.86%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.38%			0.55%			2.36%
Refinanced or Modified Loans:
Amount	$2,079	$222	10.68%	$195	$19	9.74%	$11,449	$820	7.16%
Percentage of Higher-Risk Loan Category	16.58%			1.08%			14.84%
Loan-to-Value Ratio:
Under 70%	$7,940	$220	2.77%	$2,603	$227	8.72%	$-	$-	-
70% - 79%	2,300	68	2.96%	2,543	108	4.25%	-	-	-
80% - 89%	179	14	7.82%	4,915	251	5.11%	-	-	-
90% and over	2,121	22	1.04%	7,982	377	4.72%	77,139	1,433	1.86%
	$12,540	$324	2.58%	$18,043	$963	5.34%	$77,139	$1,433	1.86%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2015
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$20,957	$-	$-	$20,957	Repayment sources include all available revenues of the Commonwealth
Public corporations	190,935	190,290	645	-	Includes $190.3 million PREPA loan, which has $53.3 million allowance for loan and lease losses
Municipalities	203,520	187	48,165	155,168	Repayment from property taxes
Investment securities	17,801	-	8,733	9,068	Includes $11 million in PRIDCO bonds that had a $1.2 million other-than-temporary impairment
Total	$433,213	$190,477	$57,543	$185,193

Some highlights follow regarding the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          44% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $99.0 million at December 31, 2015. However, this amount could decline as a result of local legislation intended to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•         Oriental Bank, is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day to day power generation activities of PREPA. The Bank’s participation in the line of credit has an unpaid principal balance of $190.3 million as of December 31, 2015. During the first quarter of 2015, the Bank placed its participation in such line of credit on non-accrual status. After the first quarter of 2015, interest payments received were applied to principal. As of December 31, 2015, the specific reserve was at $53.3 million.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At December 31, 2015, the Company’s allowance for loan and lease losses amounted to $234.1 million, an increase from $133.8 million at December 31, 2014. Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At December 31, 2015, $112.6 million of the allowance corresponded to originated and other loans held for investment, or 3.62% of total originated and other loans held for investment, compared to $51.4 million or 1.81% of total originated and other loans held for investment at December 31, 2014. The allowance increased as a result of a $99.3 million provision for loan and lease losses and $14.9 million of recoveries, which were partially offset by charge-offs of $53.0 million during 2015. During the last year, the Company recorded a $53.3 million provision for loan and lease losses for the PREPA line of credit. The allowance for commercial loans increased 668.4% (or $56.4 million), when compared with the balances recorded at December 31, 2014. The allowance for residential mortgage loans decreased by 6.7% (or $1.3 million), when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto and leases increased by 23.4% (or $2.1 million) and 28.1% (or $4.0 million), respectively, when compared with the balances recorded at December 31, 2014.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at December 31, 2015 was $5.5 million compared to $4.6 million at December 31, 2014, a 20.6% increase. The allowance increased as a result of a $7.5 million provision for loan and lease losses and $2.8 million of recoveries, which were partially offset by $9.3 million in charge-offs during 2015. The allowance for commercial loans decreased by 60.0% (or $39 thousand), when compared with the balance recorded at December 31, 2014. The allowance for consumer loans increased by 183.2% (or $2.2 million) and auto loans decreased by 37.2% (or $1.2 million), respectively, when compared with the balances recorded at December 31, 2014, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at December 31, 2015 was $25.8 million as compared to $13.5 million at December 31, 2014. The allowance increased as a result of a $16.7 million provision for loan and lease losses, partially offset by $4.4 million in charge-offs during 2015. During the third quarter of 2015, the Company recorded $5.2 million of provision for loan and lease losses for acquired BBVAPR loans related to the most recent sale of certain non-performing commercial loans on September 28, 2015. The allowance for commercial loans increased by 57.0% (or $7.7 million), when compared with the balance recorded at December 31, 2014. The allowance for residential mortgage loans increased $1.7 million, when compared with the balances recorded at December 31, 2014. The allowance for consumer loans and auto loans increased by $84 thousand and $2.9 million, respectively, when compared with the balances recorded at December 31, 2014.

Allowance for loan and lease losses recorded for acquired Eurobank loans at December 31, 2015 was $90.2 million as compared to $64.2 million at December 31, 2014. The allowance increased as a result of a $38.0 million provision for loan and lease losses and a provision of $2.5 million of FDIC shared-loss portion for covered loan and lease losses, partially offset by $14.6 million in loan pools fully charged-off. During the third quarter of 2015, the Company recorded $32.9 million of provision for loan and losses for acquired Eurobank loans related to the sale of a portfolio of non-performing commercial loans on September 28, 2015. The allowance for loan and lease losses on covered loans is accounted for under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period based on forecasted cash flows. Credit-related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2015 and 2014, the Company had $300.1 million and $101.5 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt restructuring, on non-accrual status. At December 31, 2015 and 2014, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $93.6 million and $274.4 million, respectively.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $190.3 million as of December 31, 2015. As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual during the first quarter of 2015 and recorded a $54.1 million provision for loan and lease losses during 2015. Since April 1, 2015, interest payments have been applied to principal.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

Acquired loans with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses. Credit related decreases in expected cash flows, compared to those previously forecasted are recognized by recording a provision for credit losses on these loans when it is probable that all cash flows expected at acquisition will not be collected.

At December 31, 2015, the Company’s non-performing assets increased by 106.5% to $367.8 million (6.31% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $178.1 million (4.30% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2014. The increase is mostly due to the classification of PREPA to non-performing status during the first quarter of 2015. The Company does not expect non-performing loans to result in significantly higher losses as most are well-collateralized with adequate loan-to-value ratios. At December 31, 2015, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 37.15% (49.11% at December 31, 2014).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At December 31, 2015, the Company’s originated non-performing mortgage loans totaled $77.9 million (25.5% of the Company’s non-performing loans), a 6.9% increase from $72.8 million (66.8% of the Company’s non-performing loans) at December 31, 2014. Non-performing loans in this category are primarily residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2015, the Company’s originated non-performing commercial loans amounted to $215.3 million (70.5% of the Company’s non-performing loans), a 893.0% increase from $21.7 million at December 31, 2014 (19.9% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties. During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At December 31, 2015, the PREPA line of credit had an outstanding principal balance of $190.3 million.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2015, the Company’s originated non-performing consumer loans totaled $1.6 million (0.5% of the Company’s non-performing loans), compared to $1.6 million (1.5% of the Company’s non-performing loans) at December 31, 2014.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2015, the Company’s originated non-performing auto loans and leases amounted to $8.4 million (2.8% of the Company’s total non-performing loans), a decrease of 2.9% from $8.7 million at December 31, 2014 (8.0% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2015, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $880 thousand (0.3% of the Company’s non-performing loans), a 25.9% decrease from $1.2 million at December 31, 2014 (1.1% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At December 31, 2015, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $535 thousand (0.2% of the Company’s non-performing loans), a 63.8% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2015, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $831 thousand (0.3% of the Company’s non-performing loans), a 45.0% decrease from $1.5 million at December 31, 2014 (1.4% of the Company’s non-performing loans).

The Company has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Company’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, PRHFA, (“Puerto Rico Housing Finance Authority”), conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by the Company. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

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

In order to apply for any of the loan modification programs, if the borrower is active in Chapter 13 bankruptcy, they must request an authorization from the bankruptcy trustee to allow for the loan modification.  Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated underwriters for troubled-debt restructuring classification if the Company grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,352	$19,679	-6.7%
Commercial	64,791	8,432	668.4%
Consumer	11,197	9,072	23.4%
Auto and leasing	18,261	14,255	28.1%
Unallocated allowance	25	1	2400.0%
Total allowance balance	$112,626	$51,439	119.0%
Allowance composition:
Mortgage	16.30%	38.26%	-57.4%
Commercial	57.53%	16.39%	251.0%
Consumer	9.94%	17.64%	-43.7%
Auto and leasing	16.21%	27.71%	-41.5%
Unallocated allowance	0.02%	0.00%	100.0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.42%	2.49%	-2.8%
Commercial	4.49%	0.65%	590.8%
Consumer	4.61%	4.86%	-5.1%
Auto and leasing	2.73%	2.48%	10.1%
Total allowance to total originated loans	3.62%	1.81%	100.0%
Allowance coverage ratio to non-performing loans:
Mortgage	23.57%	27.03%	-12.8%
Commercial	30.10%	38.89%	-22.6%
Consumer	686.51%	570.57%	20.3%
Auto and leasing	216.93%	164.46%	31.9%
Total	37.15%	49.11%	-24.4%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$26	$65	-60.0%
Consumer	3,429	1,211	183.2%
Auto	2,087	3,321	-37.2%
Total allowance balance	$5,542	$4,597	20.6%
Allowance composition:
Commercial	0.47%	1.41%	-66.7%
Consumer	61.87%	26.34%	134.9%
Auto	37.66%	72.25%	-47.9%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.35%	0.51%	-31.4%
Consumer	8.93%	2.67%	234.5%
Auto	1.95%	1.80%	8.3%
Total allowance to total acquired loans	3.63%	1.89%	92.1%
Allowance coverage ratio to non-performing loans:
Commercial	2.95%	5.48%	-46.2%
Consumer	640.93%	82.05%	681.1%
Auto	251.14%	219.64%	14.3%
Total	246.75%	110.11%	124.1%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$1,678	$-	100.0%
Commercial	21,161	13,476	57.0%
Consumer	84	5	1580.0%
Auto	2,862	-	100.0%
Total allowance balance	$25,785	$13,481	91.3%
Allowance composition:
Mortgage	6.51%	0.00%	100.0%
Commercial	82.06%	99.96%	-17.9%
Consumer	0.33%	0.04%	725.0%
Auto	11.10%	0.00%	100.0%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$32,624	$15,522	110.2%
Commercial	57,187	48,334	18.3%
Consumer	367	389	-5.7%
Total allowance balance	$90,178	$64,245	40.4%
Allowance composition:
Mortgage	36.18%	24.16%	49.8%
Commercial	63.41%	75.23%	-15.7%
Consumer	0.41%	0.61%	-32.8%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2015	2014	%	2013
	(Dollars in thousands)			(Dollars in thousands)
Originated and other loans:
Balance at beginning of year	$51,439	$49,081	4.8%	$39,921
Provision for loan and lease losses	99,336	31,427	216.1%	55,579
Charge-offs	(53,001)	(39,258)	35.0%	(48,541)
Recoveries	14,852	10,189	45.8%	2,122
Balance at end of year	$112,626	$51,439	119.0%	$49,081
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$4,597	$2,354	95.3%	$-
Provision for loan and lease losses	7,469	12,915	-42.2%	9,117
Charge-offs	(9,345)	(13,445)	-30.5%	(11,205)
Recoveries	2,821	2,773	1.7%	4,442
Balance at end of year	$5,542	$4,597	20.6%	$2,354
Acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$13,481	$2,863	370.9%	$-
Provision for loan and lease losses	16,656	10,618	56.9%	2,863
Loan pools fully charged off	(4,352)	-	-100.0%	-
Balance at end of year	$25,785	$13,481	91.3%	$2,863

Eurobank loans
Balance at beginning of year	$64,245	$52,729	21.8%	$54,124
Provision for loan and lease losses	38,040	5,680	569.7%	5,335
Loan pools fully charged off	(14,610)	-	-100.0%	(6,730)
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	2,503	5,836	-57.1%	-
Balance at end of year	$90,178	$64,245	40.4%	$52,729

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	3.62%	1.81%	100.0%	2.04%
Non-performing originated loans	37.15%	49.11%	-24.4%	61.52%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	3.63%	1.89%	92.1%	0.54%
Non-performing acquired loans accounted for under ASC 310-20	246.75%	110.11%	124.1%	36.95%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Year Ended December 31,
			Variance
	2015	2014	%	2013
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(5,397)	$(5,011)	7.7%	$(36,566)
Recoveries	391	428	-8.6%	6
Total	(5,006)	(4,583)	9.2%	(36,560)
Commercial
Charge-offs	(5,546)	(2,424)	128.8%	(5,889)
Recoveries	432	333	29.7%	383
Total	(5,114)	(2,091)	144.6%	(5,506)
Consumer
Charge-offs	(8,683)	(5,782)	50.2%	(1,485)
Recoveries	871	570	52.8%	165
Total	(7,812)	(5,212)	49.9%	(1,320)
Auto
Charge-offs	(33,375)	(26,041)	28.2%	(4,601)
Recoveries	13,158	8,858	48.5%	1,568
Total	(20,217)	(17,183)	17.7%	(3,033)
Net credit losses
Total charge-offs	(53,001)	(39,258)	35.0%	(48,541)
Total recoveries	14,852	10,189	45.8%	2,122
Total	$(38,149)	$(29,069)	31.2%	$(46,419)
Net credit losses to average loans outstanding:
Mortgage	0.65%	0.58%	12.1%	4.80%
Commercial	0.38%	0.18%	111.1%	0.83%
Consumer	3.85%	3.41%	12.9%	1.53%
Auto	3.21%	3.43%	-6.4%	1.42%
Total	1.30%	1.11%	17.1%	2.69%
Recoveries to charge-offs	28.02%	25.95%	8.0%	4.37%
Average originated loans:
Mortgage	$771,322	$786,607	-1.9%	$762,403
Commercial	1,336,510	1,190,038	12.3%	663,968
Consumer	202,971	153,067	32.6%	86,250
Auto	629,910	500,720	25.8%	213,127
Total	$2,940,713	$2,630,432	11.8%	$$1,725,748

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Year Ended December 31,
			Variance
	2015	2014	%	2013
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(42)	$(532)	-92.1%	$(25)
Recoveries	31	73	-57.5%	9
Total	(11)	(459)	-97.6%	(16)
Consumer
Charge-offs	(4,755)	(6,902)	-31.1%	(5,530)
Recoveries	680	532	27.8%	1,035
Total	(4,075)	(6,370)	-36.0%	(4,495)
Auto
Charge-offs	(4,548)	(6,011)	-24.3%	(5,650)
Recoveries	2,110	2,169	-2.7%	3,398
Total	(2,438)	(3,842)	-36.5%	(2,252)
Net credit losses
Total charge-offs	(9,345)	(13,445)	-30.5%	(11,205)
Total recoveries	2,821	2,774	1.7%	4,442
Total	$(6,524)	$(10,671)	-38.9%	$(6,763)
Net credit losses to average loans outstanding:
Commercial	1.31%	1.61%	-18.6%	0.01%
Consumer	6.59%	9.53%	-30.9%	7.03%
Auto	1.27%	1.61%	-21.0%	0.59%
Total	2.56%	3.20%	-19.6%	0.89%
Recoveries to charge-offs	30.19%	20.63%	46.3%	39.64%
Average loans accounted for under ASC 310-20:
Commercial	$840	$28,509	-97.1%	$311,546
Consumer	61,842	66,812	-7.4%	63,983
Auto	192,058	238,653	-19.5%	382,770
Total	$254,740	$333,974	-23.7%	$758,299

TABLE 11 — NON-PERFORMING ASSETS

	December 31,		Variance
	2015	2014	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$217,691	$27,707	685.7%
Other loans	82,429	73,835	11.6%
Accruing loans
Troubled-Debt Restructuring loans	4,240	3,862	9.8%
Other loans	1,091	3,523	-69.0%
Total non-performing loans	$305,451	$108,927	180.4%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	56,304	48,147	16.9%
Other repossessed assets	6,034	21,043	-71.3%
	$367,789	$178,117	106.5%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	6.31%	4.30%	46.7%
Non-performing assets to total capital	41.00%	18.90%	116.9%

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$3,118	$2,204	$1,468

TABLE 12 — NON-PERFORMING LOANS

	December 31,		Variance
	2015	2014	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$77,875	$72,815	6.9%
Commercial	215,281	21,679	893.0%
Consumer	1,631	1,590	2.6%
Auto and leasing	8,418	8,668	-2.9%
	303,205	104,752	189.5%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	880	1,187	-25.9%
Consumer	535	1,476	-63.8%
Auto	831	1,512	-45.0%
	2,246	4,175	-46.2%
Total	$305,451	$108,927	180.4%
Non-performing loans composition percentages:
Originated loans
Mortgage	25.5%	66.8%
Commercial	70.5%	19.9%
Consumer	0.5%	1.5%
Auto and leasing	2.8%	8.0%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.3%	1.1%
Consumer	0.2%	1.4%
Auto	0.2%	1.3%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	9.36%	3.53%	165.2%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	5.24%	2.63%	99.2%
Total capital	34.05%	11.56%	194.6%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.15%	1.04%	10.58%
Non-performing loans	12.25%	29.42%	-58.4%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	61.15%	53.42%	14.5%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	44.09%	72.88%	-39.5%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Company measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The amount to be ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Corporation’s compliance with the terms of the loss sharing agreements. Refer to Notes 6 and 7 to the consolidated financial statements for additional information on the FDIC loss share agreements.

The FDIC loss-share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At December 31, 2015, the FDIC indemnification asset only reflects the balance for single family residential mortgage loans.

On July 2, 2015, the Bank entered into an agreement with the FDIC pursuant to which the FDIC concurred with a proposed sale of a pool of shared-loss assets under the commercial shared loss agreement. Pursuant to such agreement, the FDIC agreed and paid the Bank $20 million in loss-share coverage with respect to the aggregate loss resulting from the sale on September 28, 2015 of a portion of covered non-performing commercial loans amounting to $197.1 million in unpaid principal balance ($100.0 million carrying amount). The sales price was 18.4% of UPB, or $36.3 million. As a result, a $20.0 million reimbursement from the FDIC was recorded in the statement of operations.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$97,378	$189,240	$302,295
Shared-loss agreements reimbursements from the FDIC	(55,723)	(47,666)	(47,100)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	2,503	5,836	(6,730)
FDIC indemnification asset expense	(36,398)	(62,285)	(66,253)
Final settlement with the FDIC on commercial loans	(1,589)	-	-
Incurred expenses to be reimbursed under shared-loss agreements	16,428	12,253	7,028
Balance at end of year	$22,599	$97,378	$189,240

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$21,682	$71,451	$105,903
Amortization of negative discount	(36,417)	(62,285)	(66,253)
Impact of lower projected losses	19,549	12,516	31,801
Balance at end of year	$4,814	$21,682	$71,451

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,
	2015	2014	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$761,117	$745,570	2.1%
NOW accounts	1,100,541	1,251,943	-12.1%
Savings and money market accounts	1,179,229	1,385,823	-14.9%
Certificates of deposit	1,674,431	1,539,324	8.8%
Total deposits	4,715,318	4,922,660	-4.2%
Accrued interest payable	1,541	1,746	-11.7%
Total deposits and accrued interest payable	4,716,859	4,924,406	-4.2%
Borrowings:
Securities sold under agreements to repurchase	934,691	980,087	-4.6%
Advances from FHLB	332,476	334,331	-0.6%
Subordinated capital notes	102,633	101,584	1.0%
Other term notes	1,734	4,004	-56.7%
Total borrowings	1,371,534	1,420,006	-3.4%
Total deposits and borrowings	6,088,393	6,344,412	-4.0%

Other Liabilities:
Derivative liabilities	6,162	11,221	-45.1%
Acceptances outstanding	14,582	17,989	-18.9%
Other liabilities	92,935	133,290	-30.3%
Total liabilities	$6,202,072	$6,506,912	-4.7%
Deposits portfolio composition percentages:
Non-interest bearing deposits	16.2%	15.1%
NOW accounts	23.3%	25.4%
Savings and money market accounts	25.0%	28.2%
Certificates of deposit	35.5%	31.3%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	68.2%	69.0%
Advances from FHLB	24.2%	23.5%
Other term notes	0.1%	0.3%
Subordinated capital notes	7.5%	7.2%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$932,500	$977,816
Daily average outstanding balance	$1,012,756	$1,041,378
Maximum outstanding balance at any month-end	$1,158,945	$1,149,167

Liabilities and Funding Sources

As shown in Table 15 above, at December 31, 2015, the Company’s total liabilities were $6.202 billion, 4.7% less than the $6.507 billion at December 31, 2014. Deposits and borrowings, the Company’s funding sources, amounted to $6.088 billion at December 31, 2015 versus $6.344 billion at December 31, 2014, a 4.0% decrease.

At December 31, 2015, deposits represented 77% and borrowings represented 23% of interest-bearing liabilities. At December 31, 2015, deposits (including accrued interest payable), the largest category of the Company’s interest-bearing liabilities, were $4.717 billion, a decrease of 4.2% from $4.924 billion at December 31, 2014. Demand and savings deposits decreased 9.7% to $2.969 billion, brokered deposits increased 26.4% to $783.0 million and time deposits declined 5.0% to $964.6 million as part of our efforts to reduce the cost of deposits, which averaged 0.57% at December 31, 2015 compared to 0.66% at December 31, 2014.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At December 31, 2015, borrowings amounted to $1.372 billion, representing a decrease of 3.4% when compared with the $1.420 billion reported at December 31, 2014. Repurchase agreements at December 31, 2015 decreased $45.4 million to $934.7 billion from $980.1 million at December 31, 2014, as a $255.0 million repurchase agreement matured and $22.5 million was repaid and the remaining $232.5 million was renewed. In addition, there were $52.8 million one-month short-term repurchase agreements outstanding at December 31, 2014 compared to $30.0 million outstanding at December 31, 2015.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $332.5 million at December 31, 2015 and $334.3 million at December 31, 2014. These advances mature from January 2016 through July 2020.

Stockholders’ Equity

At December 31, 2015, the Company’s total stockholders’ equity was $897.1 million, a 4.8% decrease when compared to $942.2 million at December 31, 2014. This decline in stockholders’ equity reflects decreases in retained earnings of $31.9 million and in treasury stock of $8.3 million, which in turn reflects the net loss, dividends declared during the year, and common stock repurchases. Book value per share was $16.67 at December 31, 2015 compared to $17.40 at December 31, 2014.

From December 31, 2014 to 2015, tangible common equity to total assets decreased to 8.98% from 9.14%, Tier 1 Leverage Capital Ratio increased to 11.18% from 10.61%, Tier 1 Risk-Based Capital Ratio decreased to 15.99% from 16.02%, and Total Risk-Based Capital Ratio decreased to 17.29% from 17.57%. Common Equity Tier 1 Capital Ratio under the new capital rules was 12.14% as of December 31, 2015.

New Capital Rules to Implement Basel III Capital Requirements

In July 2013, the Board of Governors of the Federal Reserve System (the “Board”), the Office of the Comptroller of the Currency (the “OCC”) and the FDIC (together with the Board and the OCC, the “Agencies”) approved new rules (“New Capital Rules”) to establish a revised comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the prior U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the Agencies’ rules. The New Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

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

In addition (as noted above), under the current general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations may make a one-time permanent election to continue to exclude these items. The Company and the Bank made the election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio, concurrently with the first filing of the Company’s and the Bank’s periodic regulatory reports in 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out, in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at December 31, 2015 and under the previous capital rules at December 31, 2014:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,
			Variance
	2015	2014	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$897,077	$942,197	-4.8%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.14%	N/A	N/A
Minimum common equity tier 1 capital ratio required	4.50%	N/A	N/A
Actual common equity tier 1 capital	$594,482	N/A	N/A
Minimum common equity tier 1 capital required	$220,344	N/A	N/A
Excess over regulatory requirement	$374,138	N/A	N/A
Risk-weighted assets	$4,896,539	N/A	N/A
Tier 1 risk-based capital ratio	15.99%	16.02%	-0.2%
Minimum tier 1 risk-based capital ratio required	6.00%	4.00%
Actual tier 1 risk-based capital	$782,912	$776,525	0.8%
Minimum tier 1 risk-based capital required	$293,792	$193,886	51.5%
Excess over regulatory requirement	$489,120	$582,639	-16.1%
Risk-weighted assets	$4,896,539	$4,847,150	1.0%
Total risk-based capital ratio	17.29%	17.57%	-1.6%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$846,748	$851,437	-0.6%
Minimum total risk-based capital required	$391,723	$387,772	1.0%
Excess over regulatory requirement	$455,025	$463,665	-1.9%
Risk-weighted assets	$4,896,539	$4,847,150	1.0%
Leverage capital ratio	11.18%	10.61%	5.4%
Minimum leverage capital ratio required	4.00%	4.00%
Actual tier 1 capital	$782,912	$776,525	0.8%
Minimum tier 1 capital required	$280,009	$292,738	-4.3%
Excess over regulatory requirement	$502,903	$483,787	4.0%
Tangible common equity to total assets	8.98%	9.14%	-1.8%
Tangible common equity to risk-weighted assets	13.02%	14.04%	-7.3%
Total equity to total assets	12.64%	12.65%	-0.1%
Total equity to risk-weighted assets	18.32%	19.44%	-5.8%
Stock data:
Outstanding common shares	43,867,909	44,613,615	-1.7%
Book value per common share	$16.67	$17.40	-4.2%
Tangible book value per common share	$14.53	$15.25	-4.7%
Market price at end of period	$7.32	$16.65	-56.0%
Market capitalization at end of period	$321,113	$742,817	-56.8%

	Year Ended December 31,
			Variance
	2015	2014	%	2013

Common dividend data:
Cash dividends declared	$15,932	$15,286	4.2%	$11,875
Cash dividends declared per share	$0.36	$0.34	5.9%	$0.26
Payout ratio	-97.30%	22.67%	-529.2%	15.03%
Dividend yield	4.92%	2.04%	141.2%	1.50%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2015, 2014 and 2013:

	December 31,
	2015	2014	2013
	(In thousands, except share or per share information)
Total stockholders' equity	$897,077	$942,197	$884,913
Preferred stock	(176,000)	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130	10,130
Goodwill	(86,069)	(86,069)	(86,069)
Core deposit intangible	(5,294)	(6,463)	(7,804)
Customer relationship intangible	(2,544)	(3,280)	(4,108)
Total tangible common equity	$637,300	$680,515	$621,062
Total assets	7,099,149	7,449,109	8,158,015
Goodwill	(86,069)	(86,069)	(86,069)
Core deposit intangible	(5,294)	(6,463)	(7,804)
Customer relationship intangible	(2,544)	(3,280)	(4,108)
Total tangible assets	$7,005,242	$7,353,297	$8,060,034
Tangible common equity to tangible assets	9.10%	9.25%	7.71%
Common shares outstanding at end of period	43,867,909	44,613,615	45,676,922
Tangible book value per common share	$14.53	$15.25	$13.60

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

December 31
2015
(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$594,482
Additional tier 1 capital	188,430
Tier 1 capital	782,912
Additional Tier 2 capital	63,836
Total risk-based capital	$846,748
Risk-weighted assets:
Balance sheet items	$4,742,113
Off-balance sheet items	154,426
Total risk-weighted assets	$4,896,539
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.14%
Tier 1 capital (minimum required - 6%)	15.99%
Total capital (minimum required - 8%)	17.29%
Leverage ratio	11.18%
Equity to assets	12.64%
Tangible common equity to assets	8.98%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2015 and 2014:

	December 31,		Variance
	2015	2014	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	15.40%	N/A	N/A
Actual common equity tier 1 capital	$751,886	N/A	N/A
Minimum capital requirement (4.5%)	$219,762	N/A	N/A
Minimum to be well capitalized (6.5%)	$317,434	N/A	N/A
Tier 1 Capital to Risk-Weighted Assets	15.40%	15.45%	-0.3%
Actual tier 1 risk-based capital	$751,886	$746,524	0.7%
Minimum capital requirement (6%)	$293,016	$193,222	51.6%
Minimum to be well capitalized (8%)	$390,688	$289,833	34.8%
Total Capital to Risk-Weighted Assets	16.70%	16.99%	-1.7%
Actual total risk-based capital	$815,458	$820,884	-0.7%
Minimum capital requirement (8%)	$390,688	$386,444	1.1%
Minimum to be well capitalized (10%)	$488,360	$483,055	1.1%
Total Tier 1 Capital to Average Total Assets	10.80%	10.26%	5.3%
Actual tier 1 capital	$751,886	$746,177	0.8%
Minimum capital requirement (4%)	$278,399	$290,879	-4.3%
Minimum to be well capitalized (5%)	$347,999	$363,599	-4.3%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2015 and 2014, the Company’s market capitalization for its outstanding common stock was $321.1 million ($7.32 per share) and $742.8 million ($16.65 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During 2015 the Company purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share. There were no repurchases during 2014.

The number of shares that may yet be purchased under the $70 million program is estimated at 1,056,128 and was calculated by dividing the remaining balance of $7.7 million by $7.32 (closing price of the Company common stock at December 31, 2015). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during 2015 and 2014.

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Company’s consolidated financial statements, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2015, the aggregate contractual obligations and commercial commitments, excluding accrued interests and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$932,500	$432,500	$500,000	$-	$-
Advances from FHLB	332,114	262,982	59,267	9,865	-
Subordinated capital notes	102,000	67,000	-	-	35,000
Other term notes	1,734	-	-	-	1,734
Annual rental commitments under noncancelable operating leases	45,350	7,755	19,743	5,455	12,397
Certificates of deposits	1,673,025	975,602	631,312	66,111	-
Total	$3,086,723	$1,745,839	$1,210,322	$81,431	$49,131

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, increased to $607.1 million and $1.5 million, respectively, for 2015, as compared to $493.2 million and $885 thousand, respectively, at December 31, 2014. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

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

QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations:

TABLE 17 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2015	2015	2015	2015	2015
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$107,001	$99,413	$107,247	$92,907	$406,568
Interest expense	17,366	17,121	17,424	17,285	69,196
Net interest income	89,635	82,292	89,823	75,622	337,372
Provision for loan and lease losses	42,193	15,539	51,579	52,190	161,501
Net interest income after provision for loan and lease losses	47,442	66,753	38,244	23,432	175,871
Non-interest income	6,881	(4,656)	35,977	14,270	52,472
Non-interest expenses	56,332	64,437	69,090	58,542	248,401
Income before taxes	(2,009)	(2,340)	5,131	(20,840)	(20,058)
Income tax expense (benefit)	979	769	562	(19,864)	(17,554)
Net (loss) income	(2,988)	(3,109)	4,569	(976)	(2,504)
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
(Loss) income available to common shareholders	$(6,453)	$(6,575)	$1,104	$(4,442)	$(16,366)
PER SHARE DATA:
Basic	$(0.14)	$(0.15)	$0.03	$(0.10)	$(0.37)
Diluted	$(0.14)	$(0.15)	$0.03	$(0.10)	$(0.37)

	March 31,	June 30,	September 30,	December 31,	Total
	2014	2014	2014	2014	2014
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$123,074	$125,900	$120,301	$115,982	$485,257
Interest expense	19,676	19,822	18,430	18,854	76,782
Net interest income	103,398	106,078	101,871	97,128	408,475
Provision for loan and lease losses	11,691	14,815	17,257	16,877	60,640
Total provision for loan and lease losses, net	11,691	14,815	17,257	16,877	60,640
Net interest income after provision for loan and lease losses	91,707	91,263	84,614	80,251	347,835
Non-interest income	5,229	507	2,491	9,096	17,323
Non-interest expenses	61,404	59,848	59,575	61,898	242,725
Income before taxes	35,532	31,922	27,530	27,449	122,433
Income tax expense	11,785	10,613	7,998	6,856	37,252
Net income	23,747	21,309	19,532	20,593	85,181
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
Income available to common shareholders	$20,282	$17,843	$16,067	$17,127	$71,319
PER SHARE DATA:
Basic	$0.45	$0.40	$0.36	$0.38	$1.58
Diluted	$0.42	$0.38	$0.34	$0.36	$1.50

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2015 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$5,479	2.13%	$4,174	1.66%
+ 100 Basis points	$3,042	1.18%	$2,393	0.95%
- 50 Basis points	$(1,582)	-0.61%	$(1,130)	-0.45%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2015.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $6.4 million (notional amount of $263.3 million) was recognized at December 31, 2015 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2015, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $2.1 million (notional amounts of $16.3 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $2.1 million (notional amounts of $16.3 million).

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

At December 31, 2015, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $1.1 million (notional amounts of $3.4 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $1.0 million (notional amount of $3.2 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of December 31, 2015, the Company had $263.3 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $263.3 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last ten years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the recent credit or payment default on certain Puerto Rico government bonds, with additional defaults expected if the Puerto Rico government is unable to restructure its debts and/or access the capital markets to place new debt or refinance its upcoming maturities.  Also, the Company’s banking subsidiary has an outstanding $190.3 million credit facility to PREPA that is classified as substandard and on non-accrual status, which now stands at $137.0 million, net of allowances.  The Company recorded a $53.3 million loss provision for such credit facility in 2015.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. As part of its efforts to reduce its cost of deposits, the Company increased its brokered deposits by 26.4% in 2015. As of December 31, 2015, the Company had $932.5 million in repurchase agreements, excluding accrued interest, and $783.0 million in brokered deposits, including $71.6 million in money market accounts.

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

As of December 31, 2015, the Company had approximately $526.2 million in unrestricted cash and cash equivalents, $477.9 million in investment securities that are not pledged as collateral, $770.6 million in borrowing capacity at the FHLB-NY.

     Operational Risk

Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of the Company are susceptible to operational risk.

The Company faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, the Company has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that the Company’s business operations are functioning within established limits.

The Company classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Company has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Information Technology Steering Committee and the Executive Risk and Compliance Committee.

The Company is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Regulatory Compliance Director who reports to the Deputy General Counsel and the BSA Officer who reports to the Chief Risk Officer. The Regulatory Compliance Director is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, except for the Bank Secrecy Act/Anti-Money Laundering compliance program, which is overseen and implemented by the BSA Officer.

Concentration Risk

Substantially all of the Company’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, the Company’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political, fiscal or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio and its Puerto Rico government securities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OFG Bancorp

FORM 10-K

FINANCIAL DATA INDEX

Page
Management’s Annual Report on Internal Controls Over Financial Reporting	94
Report of Independent Registered Public Accounting Firm	95
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	96
Consolidated Statements of Financial Condition at December 31, 2015 and 2014	97
Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013	98
Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2015, 2014, and 2013	99
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013	100
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	101-102
Notes to the Consolidated Financial Statements
Note 1– Summary of Significant Accounting Policies	103-122
Note 2 – Restricted Cash	123
Note 3 – Investment Securities	123-130
Note 4 – Pledged Assets	131
Note 5 – Loans	132-156
Note 6 – Allowance for Loan and Lease Losses	157-165
Note 7 – FDIC Indemnification Asset and True-up Payment Obligation and FDIC Shared-loss Expense	166-168
Note 8 – Premises and Equipment	168
Note 9 – Servicing Assets	169-171
Note 10 – Derivatives	171-173
Note 11 – Accrued Interest Receivable and Other Assets	174
Note 12 – Deposits	175-176
Note 13 – Borrowings and Related Interest	177-180
Note 14 – Offsetting of Financial Assets and Liabilities	181-182
Note 15 – Employee Benefit Plan	183
Note 16 – Related Party Transactions	183
Note 17 – Income Taxes	184-187
Note 18 – Regulatory Capital Requirements	187-188
Note 19 – Equity- Based Compensation Plan	189-190
Note 20 – Stockholders’ Equity	191-192
Note 21 – Accumulated Other Comprehensive Income	192-194
Note 22 – (Loss) Earnings per Common Share	194-195
Note 23 – Guarantees	195-196
Note 24 – Commitments and Contingencies	196-198
Note 25 – Fair Value of Financial Instruments	198-205
Note 26 – Business Segments	206-207
Note 27 – OFG Bancorp (Holding Company Only) Financial Information	208-210

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015 based on the COSO Criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report dated March 14, 2016.

By:	/s/ José Rafael Fernández	By:	/s/ Ganesh Kumar
José Rafael Fernández		Ganesh Kumar
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 14, 2016		Date: March 14, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFG Bancorp:

We have audited the accompanying consolidated statements of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OFG Bancorp and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFG Bancorp and its subsidiaries’  internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 14, 2016

Stamp No. E196956 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OFG Bancorp:

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OFG Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OFG Bancorp and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 14, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 14, 2016

Stamp No. E196955 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2015 AND 2014

	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$532,010	$568,752
Money market investments	4,699	4,675
Total cash and cash equivalents	536,709	573,427
Restricted cash	3,349	8,407
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2014 - $2,419)	288	1,594
Investment securities available-for-sale, at fair value, with amortized cost of $955,646 (December 31, 2014 - $1,187,679)	974,609	1,216,538
Investment securities held-to-maturity, at amortized cost, with fair value of $614,679 (December 31, 2014 - $164,154)	620,189	162,752
Federal Home Loan Bank (FHLB) stock, at cost	20,783	21,169
Other investments	3	3
Total investments	1,615,872	1,402,056
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	13,614	14,539
Loans held for investment, net of allowance for loan and lease losses of $234,131 (December 31, 2014 - $133,762)	4,420,599	4,812,107
Total loans	4,434,213	4,826,646
Other assets:
FDIC indemnification asset	22,599	97,378
Foreclosed real estate	58,176	95,661
Accrued interest receivable	20,637	21,345
Deferred tax asset, net	145,901	108,708
Premises and equipment, net	74,590	80,599
Customers' liability on acceptances	14,582	17,989
Servicing assets	7,455	13,992
Derivative assets	3,025	8,107
Goodwill	86,069	86,069
Other assets	75,972	108,725
Total assets	$7,099,149	$7,449,109
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,861,680	1,997,536
Savings accounts	1,179,229	1,385,824
Time deposits	1,675,950	1,541,046
Total deposits	4,716,859	4,924,406
Borrowings:
Securities sold under agreements to repurchase	934,691	980,087
Advances from FHLB	332,476	334,331
Subordinated capital notes	102,633	101,584
Other borrowings	1,734	4,004
Total borrowings	1,371,534	1,420,006
Other liabilities:
Derivative liabilities	6,162	11,221
Acceptances executed and outstanding	14,582	17,989
Accrued expenses and other liabilities	92,935	133,290
Total liabilities	6,202,072	6,506,912
Commitments and contingencies (See Note 24)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding, (December 31, 2014 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares)
$25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2014 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
43,867,909 shares outstanding (December 31, 2014 - 52,625,869; 44,613,615)	52,626	52,626
Additional paid-in capital	540,512	539,311
Legal surplus	70,435	70,467
Retained earnings	148,886	181,152
Treasury stock, at cost, 8,757,960 shares (December 31, 2014 - 8,012,254 shares)	(105,379)	(97,070)
Accumulated other comprehensive income, net of tax of $1,182 (December 31, 2014 $447)	13,997	19,711
Total stockholders’ equity	897,077	942,197
Total liabilities and stockholders’ equity	$7,099,149	$7,449,109
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Interest income:
Loans	$367,622	$435,553	$443,902
Mortgage-backed securities	35,338	44,836	40,927
Investment securities and other	3,608	4,868	8,803
Total interest income	406,568	485,257	493,632
Interest expense:
Deposits	27,034	33,954	40,977
Securities sold under agreements to repurchase	29,567	29,654	29,249
Advances from FHLB and other borrowings	9,072	9,185	8,620
Subordinated capital notes	3,523	3,989	5,114
Total interest expense	69,196	76,782	83,960
Net interest income	337,372	408,475	409,672
Provision for loan and lease losses, net	161,501	60,640	72,894
Net interest income after provision for loan and lease losses	175,871	347,835	336,778
Non-interest income:
Banking service revenue	41,466	40,712	44,239
Wealth management revenue	29,040	29,855	30,924
Mortgage banking activities	6,128	7,381	10,994
Total banking and financial service revenues	76,634	77,948	86,157

Other-than-temporary impairment losses on investment securities	(4,662)	-	-
Portion of losses recognized in other comprehensive (loss) income, before taxes	3,172	-	-
Net impairment losses recognized	(1,490)	-	-

FDIC shared-loss expense, net	(42,808)	(65,756)	(69,267)
Reimbursement from FDIC shared-loss coverage in sale of loans and foreclosed real estate	20,000	-	-
Net gain (loss) on:
Sale of securities	2,572	4,366	-
Derivatives	(190)	(608)	(1,526)
Early extinguishment of debt	-	-	1,061
Other non-interest (loss) income	(2,246)	1,373	670
Total non-interest income, net	52,472	17,323	17,095

Non-interest expense:
Compensation and employee benefits	79,172	85,283	91,957
Professional and service fees	16,217	15,996	21,321
Occupancy and equipment	34,186	34,710	34,408
Insurance	9,567	8,830	8,795
Electronic banking charges	21,893	19,081	16,702
Information technology expenses	5,648	6,019	10,546
Advertising, business promotion, and strategic initiatives	6,452	7,014	7,025
Merger and restructuring charges	-	-	17,660
Foreclosure, repossession and other real estate expenses	37,522	25,125	16,484
Loan servicing and clearing expenses	9,075	7,567	7,588
Taxes, other than payroll and income taxes	9,460	14,409	15,539
Communication	3,086	3,430	3,377
Printing, postage, stationary and supplies	2,575	2,533	3,459
Director and investor relations	1,091	1,106	1,098
Other	12,457	11,622	8,177
Total non-interest expense	248,401	242,725	264,136
(Loss) income before income taxes	(20,058)	122,433	89,737
Income tax (benefit) expense	(17,554)	37,252	(8,709)
Net (loss) income	(2,504)	85,181	98,446
Less: dividends on preferred stock	(13,862)	(13,862)	(13,862)
Net (loss) income available to common shareholders	$(16,366)	$71,319	$84,584
(Loss) earnings per common share:
Basic	$(0.37)	$1.58	$1.85
Diluted	$(0.37)	$1.50	$1.73
Average common shares outstanding and equivalents	51,455	52,326	53,033
Cash dividends per share of common stock	$0.36	$0.34	$0.26

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
	(In thousands)

Net (loss) income	$(2,504)	$85,181	$98,446
Other comprehensive (loss) income before tax:
Unrealized gain (loss) on securities available-for-sale	(8,814)	19,843	(62,080)
Realized gain on investment securities included in net (loss) income	(2,572)	(4,366)	-
Other-than-temporary impairment on investment securities included in net income	1,490	-	-
Unrealized gain on cash flow hedges	4,278	2,322	6,758
Other comprehensive (loss) income before taxes	(5,618)	17,799	(55,322)
Income tax effect	(96)	(1,279)	2,633
Other comprehensive (loss) income after taxes	(5,714)	16,520	(52,689)
Comprehensive (loss) income	$(8,218)	$101,701	$45,757

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Preferred stock:
Balance at beginning of year	$176,000	$176,000	$176,000
Balance at end of year	176,000	176,000	176,000
Common stock:
Balance at beginning of year	52,626	52,707	52,671
Exercised stock options	-	55	36
Reclassification to treasury stock	-	(136)	-
Balance at end of year	52,626	52,626	52,707
Additional paid-in capital:
Balance at beginning of year	539,311	538,071	537,453
Stock-based compensation expense	1,637	1,036	1,823
Exercised stock options	-	591	399
Lapsed restricted stock units	(436)	(387)	(1,563)
Preferred stock issuance cost	-	-	(16)
Common stock issuance cost	-	-	(25)
Balance at end of year	540,512	539,311	538,071
Legal surplus:
Balance at beginning of year	70,467	61,957	52,143
Transfer from retained earnings	(32)	8,510	9,814
Balance at end of year	70,435	70,467	61,957
Retained earnings:
Balance at beginning of year	181,152	133,629	70,734
Net (loss) income	(2,504)	85,181	98,446
Cash dividends declared on common stock	(15,932)	(15,286)	(11,875)
Cash dividends declared on preferred stock	(13,862)	(13,862)	(13,862)
Transfer to legal surplus	32	(8,510)	(9,814)
Balance at end of year	148,886	181,152	133,629
Treasury stock:
Balance at beginning of year	(97,070)	(80,642)	(81,275)
Stock repurchased	(8,950)	(16,948)	-
Lapsed restricted stock units	641	384	556
Reclassification from common stock	-	136	-
Stock used to match defined contribution plan	-	-	77
Balance at end of year	(105,379)	(97,070)	(80,642)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	19,711	3,191	55,880
Other comprehensive (loss) income, net of tax	(5,714)	16,520	(52,689)
Balance at end of year	13,997	19,711	3,191
Total stockholders’ equity	$897,077	$942,197	$884,913

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

  CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,504)	$85,181	$98,446
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	3,396	2,883	1,258
Amortization of fair value premiums, net of discounts, on acquired loans	3,106	12,310	12,224
Amortization of investment securities premiums, net of accretion of discounts	12,109	3,124	19,014
Amortization of core deposit and customer relationship intangibles	1,906	2,169	2,577
Amortization of fair value premiums on acquired deposits	660	4,772	14,400
FDIC shared-loss expense, net	42,808	65,756	69,267
Other-than-temporary impairment on securities	1,490	-	-
Other	-	62	8
Depreciation and amortization of premises and equipment	11,100	10,199	10,318
Deferred income tax expense (benefit), net	(37,329)	24,155	(11,066)
Provision for loan and lease losses, net	161,501	60,640	72,894
Stock-based compensation	1,637	1,036	1,823
(Gain) loss on:
Sale of securities	(2,572)	(4,366)	-
Sale of mortgage loans held-for-sale	(3,135)	(5,123)	(2,980)
Derivatives	(81)	752	220
Early extinguishment of debt	-	-	(1,061)
Foreclosed real estate	33,998	9,195	6,255
Sale of other repossessed assets	4,828	6,770	3,089
Sale of premises and equipment	192	(11)	5
Originations of loans held-for-sale	(211,352)	(176,199)	(307,339)
Proceeds from sale of loans held-for-sale	102,383	96,804	147,531
Net (increase) decrease in:
Trading securities	1,306	275	(1,374)
Accrued interest receivable	708	(2,611)	(4,080)
Servicing assets	610	(191)	(3,006)
Other assets	(14,849)	11,738	29,123
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(250)	(1,292)	(2,155)
Accrued expenses and other liabilities	(14,584)	(33,028)	18,425
Net cash provided by operating activities	97,082	175,000	173,816
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,939)	(219,853)	(33,294)
Investment securities held-to-maturity	(499,317)	(166,562)	-
FHLB stock	-	(86,175)	(104,337)
Maturities and redemptions of:
Investment securities available-for-sale	238,003	490,048	554,801
Investment securities held-to-maturity	39,310	3,612	-
FHLB stock	386	89,456	118,298
Proceeds from sales of:
Investment securities available-for-sale	103,831	214,518	141,202
Foreclosed real estate and other repossessed assets, including write-offs	74,940	54,639	57,449
Proceeds from sale of loans held-for-investment	42,110	9,378	-
Premises and equipment	-	25	891
Mortgage servicing rights	5,927	-	-
Origination and purchase of loans, excluding loans held-for-sale	(802,572)	(739,017)	(1,176,875)
Principal repayment of loans, including covered loans	861,891	751,215	1,171,150
Reimbursements from the FDIC on shared-loss agreements	90,697	32,692	47,100
Additions to premises and equipment	(5,283)	(7,909)	(9,120)
Net change in securities purchased under agreements to resell	-	60,000	20,000
Net change in restricted cash	5,058	73,792	(68,739)
Net cash provided by investing activities	153,042	559,859	718,526

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014 – (CONTINUED)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(198,052)	(450,976)	(323,899)
Short term borrowings	-	-	(92,210)
Securities sold under agreements to repurchase	(45,315)	(287,184)	(427,931)
FHLB advances, federal funds purchased, and other borrowings	(4,155)	(1,469)	(213,144)
Subordinated capital notes	1,049	1,574	(44,968)
Exercise of stock options and restricted units lapsed, net	204	643	(572)
Issuance of common stock, net	-	-	(16)
Issuance of preferred stock, net	-	-	(25)
Purchase of treasury stock	(8,950)	(16,948)	-
Termination of derivative instruments	-	-	1,108
Dividends paid on preferred stock	(13,862)	(13,862)	(13,862)
Dividends paid on common stock	(17,761)	(14,479)	(10,789)
Net cash used in financing activities	$(286,842)	$(782,701)	$(1,126,308)
Net change in cash and cash equivalents	(36,718)	(47,842)	(233,966)
Cash and cash equivalents at beginning of year	573,427	621,269	855,235
Cash and cash equivalents at end of year	$536,709	$573,427	$621,269
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$67,766	$81,506	$98,856
Income taxes paid	$13,966	$7,114	$378
Mortgage loans securitized into mortgage-backed securities	$116,319	$95,909	$137,943
Transfer from loans to foreclosed real estate and other repossessed assets	$67,345	$85,459	$89,142
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$3,445	$5,202	$41,780
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$156	$25,801	$-

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of OFG Bancorp (the “Company”) conform with U.S. generally accepted accounting principles (“GAAP”) and to banking industry practices. The following is a description of the Company’s most significant accounting policies:

Nature of Operations

The Company is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (or the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC. (“Oriental Insurance”), previously known as Oriental Insurance, Inc., and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). In December 2015 Oriental Insurance, Inc was converted to a limited liability company under the name Oriental Insurance LLC.  The Company also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of the Company and its subsidiaries are located in San Juan, Puerto Rico, except for OPC, which is located in Boca Raton, Florida.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”) and the Federal Deposit Insurance Corporation (the “FDIC”).  The Bank offers banking services such as commercial, and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages.  Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of Generally Accepted Accounting Principles ("GAAP").

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, the valuation of securities and derivative instruments, revisions to expected cash flows in acquired loans, accounting for the indemnification asset, the valuation of the true up payment obligation, the determination of income taxes and other-than-temporary impairment of securities, and goodwill valuation and impairment assessment.

Business Combinations

Business combinations are accounted for under the acquisition method. Under this method, assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date are measured at their fair values as of the acquisition date. The acquisition date is the date the acquirer obtains control. Also, assets or liabilities arising from noncontractual contingencies are measured at their acquisition date at fair value only if it is more likely than not that they meet the definition of an asset or liability. Adjustments subsequently made to the provisional amounts recorded on the acquisition date as a result of new information obtained about facts and circumstances that existed as of the acquisition date but were known to the Corporation after acquisition will be made retroactively during a measurement period not to exceed one year. Furthermore, acquisition-related restructuring costs that do not meet certain criteria of exit or disposal activities are expensed as incurred. Transaction costs are expensed as incurred. Changes in income tax valuation allowances for acquired deferred tax assets are recognized in earnings subsequent to the measurement period as an adjustment to income tax expense. Contingent consideration classified as an asset or a liability is remeasured to fair value at each reporting date until the contingency is resolved. The changes in fair value of the contingent consideration are recognized in earnings unless the arrangement is a hedging instrument for which changes are initially recognized in other comprehensive income.

There were no significant business combinations during 2015, 2014 or 2013.

Cash Equivalents

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition.

(Loss) Earnings per Common Share

Basic (loss) earnings per share is calculated by dividing (loss) income available to common shareholders (net (loss) income (increased) reduced by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted (loss) earnings per share is similar to the computation of basic (loss) earnings per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares underlying stock options and restricted units had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the consolidated financial statements.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes to meet liquidity needs or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive (loss) income.

The Company classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

The Company’s investment in the Federal Home Loan Bank (“FHLB”) of New York stock, a restricted security, has no readily determinable fair value and can only be sold back to the FHLB-NY at cost. Therefore, these stock shares are deemed to be nonmarketable equity securities and are carried at cost.

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

Financial Instruments

Certain financial instruments, including derivatives, trading securities and investment securities available-for-sale, are recorded at fair value and unrealized gains and losses are recorded in other comprehensive (loss) income or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as the well as time value and yield curve or volatility factors underlying the positions.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Investment Securities

The Company conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. The Company separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with a credit loss is recognized in income, while the remaining noncredit-related component is recognized in other comprehensive (loss) income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing it to the present value of cash flows expected to be collected from the security discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which the Company surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in Accounting Standards Codification ("ASC") Topic 860 are met: (i) the assets must be isolated from creditors of the transferor, (ii) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When the Company transfers financial assets and the transfer fails any one of these criteria, the Company is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, the Company treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction. For transfers of financial assets that satisfy the conditions to be accounted for as sales, the Company derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if the Company was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the intent of the parties, the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or sold directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require the Company to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which the Company provides servicing. At the Company’s option and without GNMA prior authorization, the Company may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, the Company treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that the Company does not maintain effective control over the loans, and therefore these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, the Company is deemed to have regained effective control over these loans, and these must be brought back onto the Company’s books as assets, regardless of whether the Company intends to exercise the buy-back option. Quality review procedures are performed by the Company as required under the government agency programs to ensure that asset guideline qualifications are met. The Company has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by the Company, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

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

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (categorized in the line item "mortgage banking activities" in the consolidated statements of operations) throughout the life of the loan, as necessary, when additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 90 days delinquent within the following twelve-month period.

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

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, the Company measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in the statement of operations in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses on originated and other loans.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to the Company.

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. The Company measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, or (ii) when deemed necessary by management or because the loan is a troubled debt restructuring ("TDR"). The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

The Company uses a rating system to apply an overall allowance percentage to each originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a determined look back period for each segment. The actual loss factor is adjusted by the appropriate loss emergence period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value.  Additional impact from the historical loss experience is applied based on levels of delinquency and loan classification, and for the auto loan portfolio by FICO score, and origination date for the mortgage loan portfolio.

At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in the Company’s portfolio are carried at amortized cost. Residential mortgage loans held for sale are recorded at the lower of the aggregate cost or market value (“LOCOM”).

Acquired Loans and Leases

Loans that the Company acquires in acquisitions are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require the Company to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of the associated allowance for loan losses, if any and the reversal of a corresponding amount of the nonaccretable discount which the Company then reclassifies as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. The Company’s evaluation of the amount of future cash flows that it expects to collect takes into account actual credit performance of the acquired loans to date and the Company’s best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment. To the extent that the Company experiences deterioration in credit quality in its expected cash flows subsequent to the acquisition of the loans; an allowance for loan losses is established based on the estimate of future credit losses over the remaining life of the loans.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. The Company performs such an evaluation on a quarterly basis on both its acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not the Company has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated based on a model that incorporates a projected probability of default and loss. For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile. Lifetime loss rates are developed from internally generated historical loss data and are applied to each pool.

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

Because of the loss protection provided by the FDIC, the risk of the loans acquired in the FDIC-assisted Eurobank acquisition that are covered under the FDIC shared-loss agreements are significantly different from loans not covered under the FDIC shared-loss agreement. These loans are referred to as "covered loans". The FDIC shared-loss agreement related to the commercial and other non-single family acquired Eurobank loans expired on June 30, 2015. The coverage for single-family residential loans will expire on June 30, 2020. Covered loans are no longer a material amount. Therefore, the Company changed its current and prior year loan disclosures.

Covered loans are accounted for under ASC 310-30. To the extent credit deterioration occurs after the date of acquisition, the Company will record an allowance for loan and lease losses and an increase in the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreement.

Allowance for Loan and Lease Losses for Originated and Acquired BBVAPR Loans and Leases

The Company follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

The loss factor used for the general reserve of these loans is established considering the Bank's historical loss experience adjusted for an estimated loss emergence period and the consideration of environmental factors. Environmental factors considered are: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including the Company’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the adjusted loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses in each category.

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the year 2015 the following assumptions were reviewed:

-          An assessment of the look-back period and historical loss factor was performed for all portfolio segments.  The analysis was based on the trends observed and their relation with the economic cycle as of the period of the analysis.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months.  For auto, leasing and consumer, a look back period of 24 months was maintained. The Residential Mortgages Portfolio, was evaluated during the fourth quarter of 2015.  For this portfolio, a 12 month look back period was maintained as management concluded that given the charge off evolution, a shorter period of losses is more representative of the recent trends and more accurate in predicting future losses.

-          During the quarter ended June 30, 2015, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

-          During fourth quarter the loss realization period was revised to 1.60 years for commercial real estate, other portfolios remained at 1 year.

These changes in the allowance for loan and lease losses’ look back period and loss emergence period for the commercial portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments are made prospectively.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company determines the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on these loans is impacted by the adjusted historical loss factors on the sub-segments and the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages and then by delinquency buckets.

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate) and by collateral type (secured by real estate and other commercial and industrial assets). The loss factor used for the GVA of these loans is established considering the Bank's past thirty six month historical loss experience of each segment adjusted for the loss realization period and the consideration of environmental factors. The sum of the adjusted loss experience and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each category.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the adjusted historical loss factor and the environmental risk factors, will be calculated for each sub-class of loans by delinquency bucket.

Auto and Leasing: The auto and leasing portfolio consists of financing for the purchase of new or used motor vehicles for private or public use. These loans are granted mainly through dealers authorized and approved by the auto department credit committee of the Bank. In addition, this segment includes personal loans guaranteed by vehicles in the form of lease financing. The allowance factor on the auto and leasing portfolio is impacted by the adjusted historical loss factor and the environmental risk factors.  For the determination of the allowance factor, the portfolio is segmented by FICO score, which is updated on a quarterly basis and then by delinquency bucket.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Loan loss ratios and credit risk categories, for commercial loans, are updated at least quarterly and are applied in the context of GAAP Management uses current available information in estimating possible loan and lease losses, factors beyond the Company’s control, such as those affecting general economic conditions, may require future changes to the allowance.

Acquired Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For our acquired loans accounted for under ASC 310-30, our allowance for loan losses is estimated based upon our expected cash flows for these loans. To the extent that we experience a deterioration in borrower credit quality resulting in a decrease in the net present value of our expected cash flows (which are used as a proxy to identify probable incurred losses) subsequent to the acquisition of the loans, an allowance for loan losses is established based on our estimate of future credit losses over the remaining life of the loans.

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

Covered loans are accounted for under ASC 310-30 and our policy is consistent with our policy for non-covered acquired loans. For covered loans, the portion of the loss reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC shared-loss indemnification asset.

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

Troubled Debt Restructuring

A TDR is the restructuring of a receivable in which the Company, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, the Company does not expect to collect all amounts due, including interest accrued at the original contract rate. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The FDIC indemnification asset is reduced as losses are recognized on covered loans and foreclosed real estate and shared-loss payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC indemnification asset is amortized through the term of the shared-loss agreements. Depending on the timing of claims and covered asset resolution, the Company could also have owed payments to the FDIC for the recovery of prior claims. The liability for these payments is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC.

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

The Company has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses to bypass the qualitative assessment, the Company compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. The Company performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. Goodwill is reviewed for impairment utilizing a qualitative

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

assessment or a two-step process. The Company has an option to make a qualitative assessment of a reporting unit's goodwill for impairment. If the Company chooses to perform a qualitative assessment and determines the fair value more likely than not exceeds the carrying value, no further evaluation is necessary. For reporting units where the Company performs the two-step process, the first step requires the Company to compare the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value, which includes goodwill. If the fair value of the reporting unit exceeds its carrying value, the goodwill is not considered impaired. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is required. In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities. If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss. The Company performed its annual impairment review of goodwill during the fourth quarter of 2015 and 2014 using October 31, 2015 and 2014 as the annual evaluation date, respectively. There was no impairment at December 31, 2015 and 2014.

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

Foreclosed Real Estate covered by the FDIC

Covered foreclosed real estate is initially recorded at its estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write-downs due to declines in fair value and costs and expenses associated with holding these properties in portfolio are charged as incurred to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write-downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. At December 31, 2015 and 2015 foreclosed real estate covered by the FDIC amounted to $1.9 million and $47.5 million, respectively.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2015, there was no indication of impairment as a result of such review.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On May 29, 2015 the Governor signed Act No. 72 of 2015.  The most relevant provisions of the Act, as applicable to the Company, for taxable years beginning after December 31, 2014, are as follows: (1) establishes a new definition of “large taxpayers,” which requires them to file their tax return following a special procedure established by the Secretary of the Treasury, (2) net operating losses carried forward may be deducted up to 70% of the alternative minimum net income for purposes of computing the alternative minimum tax, and (3) net operating losses carried forward may be deducted up to 80% of the net income for purposes of computing the regular corporate income tax.

The Government has enacted tax reform in the past and is expected to do so in the future. In 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. In addition, in May 2015, the Government approved an increase in the state sales and use tax rate, effective July 1, 2015, from 6% to 10.5% (the municipal sales and use tax remained at a 1% rate), expanded the sales and use tax to certain business-to-business services that were previously exempt, and provided for a transition to a value-added tax was expected to become effective on April 1, 2016. Now, the value added tax is expected to become effective on June 1, 2016.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of the Company’s shares of common stock over the most recent period equal to the expected term of the stock options. For stock options issued during 2015, the expected volatilities are based on both historical and implied volatility of the Company’s shares of common stock.

The Company follows the fair value method of recording stock-based compensation. The Company used the modified prospective transition method, which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. It applies to all awards unvested and granted after the effective date and awards modified, repurchased, or cancelled after that date.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income (loss). Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and on derivative activities that qualify and are designated for cash flows hedge accounting, net of taxes, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income (loss), are components of comprehensive income (loss).

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Subsequent Events

The Company has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form 10-K for the year ended December 31, 2015, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

Recent Accounting Developments

Reclassification of Defaulted Consumer Mortgage Loans upon Foreclosure - In January 2014, the FASB issued ASU 2014-04, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. This ASU clarifies when an in-substance repossession or foreclosure occurs that would require a transfer of the mortgage loan to other real estate owned (OREO). Under the ASU, repossession or foreclosure is deemed to have occurred when (1) the creditor obtains legal title to the residential real estate property or (2) the borrower conveys all interest in the residential real estate property to the creditor to satisfy the mortgage loan through completion of a deed in lieu of foreclosure or a similar legal agreement. The ASU becomes effective for annual and interim periods beginning after December 15, 2014. The ASU can

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

be adopted using either a modified retrospective method or a prospective transition method with the cumulative effect being recognized in the beginning retained earnings of the earliest annual period for which the ASU is adopted. The adoption of this guidance did not have a material effect on our consolidated financial statements, since the Company already followed this approach.

Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures - In June 2014, FASB issued ASU No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures. The amendments in the ASU require repurchase-to-maturity transactions to be recorded and accounted for as secured borrowings. Amendments to Topic 860 also require separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty (i.e., a repurchase financing), which will result in secured borrowing accounting for the repurchase agreement, as well as additional required disclosures. The accounting amendments and disclosures are effective for interim and annual periods beginning after December 15, 2014. The disclosures for repurchase agreements, securities lending transactions, and repurchase-to-maturity transactions accounted for as secured borrowings are required to be presented for annual periods beginning after December 15, 2014, and for interim periods beginning after March 15, 2015. The adoption of this guidance did not have a material effect on our consolidated financial statements.

Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure- In August 2014, FASB issued ASU No. 2014-14, Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. The amendments require a mortgage loan to be derecognized and a separate receivable to be recognized upon foreclosure if the loan has a government guarantee that is non-separable from the loan before foreclosure, the creditor has the ability and intent to convey the real estate property to the guarantor, and any amount of the claim that is determined on the basis of the fair value of the real estate is fixed. Additionally, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor upon foreclosure. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2014. The adoption of this guidance did not have a material effect on our consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Future Application of Accounting Standards

Revenue from Contracts with Customers - In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The amendments in ASU 2014-09 supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance. The general principle of the amendments require an entity to recognize revenue upon the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance sets forth a five step approach to be utilized for revenue recognition. The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Management is currently assessing the impact to the Company’s consolidated financial statements.

Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period - In June 2014, FASB issued ASU No. 2014-12, Compensation- Stock Compensation (Topic 718):  Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. The amendments require that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition.  Specifically, if the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should b recognized prospectively over the remaining requisite service period. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Hybrid Financial Instruments - In December 2014, the FASB issued ASU No. 2014-16, Derivatives and Hedging (Topic 815): Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity (a consensus of the FASB Emerging Issues Task Force), a standard that will require a company that issues or invests in a hybrid financial instrument (e.g., a preferred share with a redemption feature, a conversion feature, or both) to determine the nature of the host contract by considering the economic characteristics of the entire instrument, including the embedded derivative feature that is being evaluated for separate accounting. Concluding the host contract is debt-like (versus equity-like) may result in substantially different answers about whether certain features must be accounted for separately. The guidance provides a modified retrospective transition for all existing hybrid financial instruments in the form of a share, with the option for full retrospective application. The new standard is effective for public business entities in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption, including adoption in an interim period, is permitted. The adoption of this standard will have no material impact on our financial position or results of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amendment to the Consolidation Analysis - In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendment to the Consolidation Analysis (“ASU 2015-02”), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Specifically, the amendments:

1)	Modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities

2)	Eliminate the presumption that a general partner should consolidate a limited partnership

3)	Affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships

4)

Provide a scope exception from consolidation guidance for reporting entities with interest in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.

The amendments of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. Early adoption is permitted, including adoption in an interim period. If an entity early adopts in an interim period, any adjustment should be reflected as of the beginning of the fiscal year of that includes that interim period. The amendments may be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption. A reporting entity may also apply the amendments of this ASU retrospectively. The adoption of this standard will have no material impact on our financial position or results of operations.

Extraordinary and Unusual Items - In January 2015, the FASB issued ASU 2015-01, Income Statement – (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”), which eliminates from GAAP the concept of extraordinary items. Presently, an event or transaction is presumed to be an ordinary and usual activity of the reporting entity unless evidence clearly supports the classification as an extraordinary item. If an event or transaction meets the criteria for extraordinary classification, an entity is required to segregate the extraordinary item from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. The entity is also required to disclose applicable income taxes and either present or disclose earnings-per-share data applicable to the extraordinary item.

Eliminating the concept of extraordinary items will save time and reduce costs for preparers because they will not have to assess whether a particular event or transaction event is extraordinary. This will alleviate uncertainty for preparers, auditors, and regulators because auditors and regulators no longer will need to evaluate whether a preparer treated an unusual and/or infrequent item appropriately. The presentation and disclosure guidance for items that are unusual in nature and occur infrequently will be retained and will be expanded to include items that are both unusual in nature and infrequently occurring. The amendments of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2015. The amendments may be applied prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided is applied from the beginning of the fiscal year of adoption. The adoption of this standard will have no material impact on our financial position or results of operations.

Simplifying the Presentation of Debt Issuance Costs  - In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). ASU 2015-03 requires that all costs incurred to issue debt be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability rather than as an asset. The standard does not affect the recognition and measurement of debt issuance costs; therefore, the amortization of such costs shall continue to be reported as interest expense. ASU 2015-03 will be effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permissible for financial statements that have not been previously issued. The new guidance is to be applied on a retrospective basis to all prior periods. The Company does not expect the adoption of ASU 2015-03 to have a material impact on its consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Recognition and Measurement of Financial Assets and Liabilities - In January 2016 the FASB released ASU No. 2016-01, Recognition and Measurement of Financial Assets and Liabilities. The main provisions of the update are to eliminate the available for sale classification of accounting for equity securities and to adjust the fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price. The provisions of this update will require that equity securities be carried at fair market value on the balance sheet and any periodic changes in value will be adjustments to the income statement. A practical expedient is provided for equity securities without a readily determinable fair value, such that these securities can be carried at cost less any impairment. The provisions of this update become effective for interim and annual periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

Leases - In February 2016 the FASB released ASU 2016-02, Leases (Topic 842), which supersedes ASC Topic 840 and sets out the principles for the recognition, measurement, presentation and disclosure of leases for both lessors and lessees. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The amendments of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, with early adoption permitted. The ASU is expected to impact the Company’s consolidated financial statements since the Company has certain operating lease arrangements for which it is the lessee. The Company is currently evaluating the impact that the adoption of this accounting pronouncement will have on its consolidated financial statements.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	December 31,
	2015	2014
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$2,980
Obligations under agreement of loans sold with recourse	1,369	5,427
	$3,349	$8,407

At December 31, 2015 and 2014, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the OCFI.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At December 31, 2015 and 2014, the Company had delivered $2.0 million and $3.0 million, respectively, of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2015 and 2014, the Company delivered as collateral cash amounting to $1.4 million and $5.4 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2015 was $148.3 million (December 31, 2014 - $141.5 million). At December 31, 2015 and 2014, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2015 and 2014, money market instruments included as part of cash and cash equivalents amounted to $4.7 million in both periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at December 31, 2015 and 2014 were as follows:

	December 31, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$735,363	$25,791	$1,509	$759,645	2.97%
GNMA certificates	57,129	1,366	-	58,495	3.19%
CMOs issued by US government-sponsored agencies	137,787	27	2,741	135,073	1.85%
Total mortgage-backed securities	930,279	27,184	4,250	953,213	2.82%
Investment securities
Obligations of US government-sponsored agencies	5,122	-	29	5,093	1.36%
Obligations of Puerto Rico government and political subdivisions	17,801	-	4,070	13,731	6.24%
Other debt securities	2,444	128	-	2,572	2.98%
Total investment securities	25,367	128	4,099	21,396	4.94%
Total securities available for sale	$955,646	$27,312	$8,349	$974,609	2.87%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$595,157	426	5,865	589,718	2.24%
Investment securities
US Treasury securities	25,032	-	71	24,961	0.49%
Total securities held to maturity	620,189	426	5,936	614,679	2.17%
Total	$1,575,835	$27,738	$14,285	$1,589,288	2.60%

	December 31, 2014
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$972,836	$37,876	$1,203	$1,009,509	3.12%
GNMA certificates	4,473	288	8	4,753	4.94%
CMOs issued by US government-sponsored agencies	179,146	136	3,153	176,129	1.81%
Total mortgage-backed securities	1,156,455	38,300	4,364	1,190,391	2.92%
Investment securities
Obligations of US government-sponsored agencies	7,148	33	-	7,181	1.34%
Obligations of Puerto Rico government and public instrumentalities	20,939	-	5,267	15,672	5.41%
Other debt securities	3,137	157	-	3,294	2.95%
Total investment securities	31,224	190	5,267	26,147	4.23%
Total securities available-for-sale	$1,187,679	$38,490	$9,631	$1,216,538	2.96%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	162,752	1,402	-	164,154	2.48%
Total	$1,350,431	$39,892	$9,631	$1,380,692	2.90%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at December 31, 2015, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2015
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due after 5 to 10 years
FNMA and FHLMC certificates	$15,098	$15,228	$-	$-
Total due after 5 to 10 years	15,098	15,228	-	-
Due after 10 years
FNMA and FHLMC certificates	720,265	744,417	595,157	589,718
GNMA certificates	57,129	58,495	-	-
CMOs issued by US government-sponsored agencies	137,787	135,073	-	-
Total due after 10 years	915,181	937,985	595,157	589,718
Total mortgage-backed securities	930,279	953,213	595,157	589,718
Investment securities
Due from 1 to 5 years
US Treasury securities	-	-	25,032	24,961
Obligations of Puerto Rico government and political subdivisions	8,733	7,438	-	-
Total due from 1 to 5 years	8,733	7,438	25,032	24,961
Due after 5 to 10 years
Obligations of US government and sponsored agencies	5,122	5,093	-	-
Total due after 5 to 10 years	5,122	5,093	-	-
Due after 10 years
Obligations of Puerto Rico government and political subdivisions	9,068	6,293	-	-
Other debt securities	2,444	2,572	-	-
Total due after 10 years	11,512	8,865	-	-
Total investment securities	25,367	21,396	25,032	24,961
Total securities available-for-sale	$955,646	$974,609	$620,189	$614,679

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the years ended 2015, 2014 and 2013, the Company sold $63.5 million, $99.4 million and $141.2 million, respectively, of available-for-sale Government National Mortgage Association (“GNMA”) certificates as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such periods. During the year ended December 31, 2015, the Company retained securitized GNMA pools totaling $54.5 million amortized cost, at a yield of 3.09% from its own originations. Previously, the Company was selling all securitized GNMA pools.

For the years ended December 31, 2015 and 2014, the Company recorded a net gain on sale of securities of $2.6 million and $4.4 million, respectively and a net loss of $35 thousand for the year ended December 31, 2013. The table below presents the gross realized gains and losses by category for such periods:

	Year Ended December 31, 2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,736	$2,571	$-
GNMA certificates	63,524	63,523	1	-
Total	$103,831	$101,259	$2,572	$-

	Year Ended December 31, 2014
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	99,360	99,360	-	-
Total mortgage-backed securities	$214,518	$210,152	$4,366	$-

	Year Ended December 31, 2013
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$141,202	$141,237	-	$35
Total mortgage-backed securities	$141,202	$141,237	$-	$35

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2015 and 2014:

	December 31, 2015
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$103,340	$2,410	$100,930
Obligations of Puerto Rico government and political subdivisions	17,801	4,070	13,731
	$121,141	$6,480	$114,661

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	25,736	$331	$25,405
FNMA and FHLMC certificates	$149,480	$1,509	$147,971
Obligations of US government and sponsored agencies	5,122	$29	$5,093

Securities held-to-maturity
FNMA and FHLMC Certificates	468,487	5,865	462,622
US Treausury Securities	25,032	71	24,961
	$673,857	$7,805	$666,052

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$129,076	2,741	$126,335
FNMA and FHLMC certificates	149,480	1,509	147,971
Obligations of Puerto Rico Government and political subdivisions	17,801	4,070	13,731
Obligations of US government and sponsored agencies	5,122	29	5,093
	301,479	8,349	293,130
Securities held-to-maturity
FNMA and FHLMC certificates	468,487	5,865	462,622
US Treasury Securities	25,032	71	24,961
	$794,998	$14,285	$780,713

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Most of the investments ($777.2 million, amortized cost, or 98%) with an unrealized loss position at December 31, 2015 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($17.8 million, amortized cost, or 2%) with an unrealized loss position at December 31, 2015 consist of obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities. The decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population. Moreover, the negative rating decisions taken by the credit rating agencies have affected the market value and liquidity of these securities.

As of December 31, 2015, the Company performed a cash flow analysis of its Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

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

For PRHTA obligation totaling $6.7 million, amortized cost, or 36% of the obligations issued or guaranteed by the government of Puerto Rico and its political subdivisions or instrumentalities, the discounted cash flow analysis for the investments showed a cumulative default probability at maturity of 9.78%, thus reflecting that it is more likely than not that the bonds will not default at all during their remaining terms. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is therefore not required to recognize a credit loss as of December 31, 2015. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments are being collected.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For PRIDCO and PBA obligations amounting to $12.6 million, amortized cost, or 64% of the Puerto Rico government debt securities held by the Company, the discounted cash flow analysis showed a cumulative default at maturity in the range up to 46.03% using a recovery rate of 65%. Taking into consideration that the PBA bonds are guaranteed by the full faith and credit of the Commonwealth of Puerto Rico and the recent downgrades of the general obligation debts after the government announced it needs to restructure its debt, the Company concluded that it is more likely than not that this bond will default during its remaining term until maturity in 2028. Based on the above, during the year ended December 31, 2015 an other-than-temporary impairment was recorded in earnings for the amount of $1.5 million, which represents the estimated loss resulting from the discounted cash flow analysis. The non-credit related portion of the unrealized losses amounting to $3.2 million was recognized in other comprehensive income, net of related taxes.

Prospectively, for debt securities for which other-than-temporary impairments was recognized in earnings, the difference between the new amortized cost basis and the cash flows expected to be collected will be accreted as interest income. If upon subsequent evaluation, there is a significant increase in the cash flows expected to be collected or if actual cash flows are significantly greater than cash flows previously expected, such changes will be accounted for as a prospective adjustment to the accretable yield. Subsequent increases and decreases (if not other-than-temporary impairment) in the fair value of available-for-sale securities will be included in other comprehensive income (loss).

Further negative evidence impacting the liquidity and sources of repayment of the obligations of Puerto Rico and its political subdivisions, could result in a further charge to earnings to recognize estimated credit losses determined to be other-than-temporary.

At December 31, 2015, the Company has cash flow capacity, sufficient liquidity and a strong capital position to maintain the bonds and does not need to sell them in a loss position and it is not likely that the Company will have to sell the investment securities prior to recovery of their amortized cost basis.

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the year ended December 31, 2015 (non in 2014 and 2013) on available-for-sale securities that the Company does not have the intent to sell or will not more-likely-than-not be required to sell:

Year Ended December 31,
2015

Balance at beginning of year	$-
Additions from credit losses recognized on available-for-sale securities that had no previous impairment losses	1,490
Balance at end of year	$1,490

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2015 and 2014. Investment securities are presented at fair value, and residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2015	2014
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$1,021,370	$1,088,526
Derivatives	8,100	7,043
Puerto Rico Cash & Money Market Fund	81,576	76,259
Bond for the Bank's trust operations	379	105
Total pledged investment securities	1,111,425	1,171,933
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	1,095,810	1,013,106
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	253,263	139,043
Federal Reserve Bank Credit Facility	12,877	179,895
Puerto Rico public fund deposits	410,932	414,481
	677,072	733,419
Pledged auto loans and leases to secure:
Federal Reserve Bank Credit Facility	-	884,339
Total pledged assets	$2,884,307	$3,802,797
Financial assets not pledged:
Investment securities	$483,373	$207,357
Residential mortgage loans	379,065	586,040
Commercial loans	1,287,036	1,349,467
Consumer loans	295,492	266,498
Auto loans and leases	929,666	123,258
Total assets not pledged	$3,374,632	$2,532,620

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred as "originated and other" loans) and loans acquired (referred as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-share coverage related to commercial and other-non single family acquired Eurobank loans expired  on June 30, 2015. Notwithstanding the expiration of loss share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-sharing agreement. Pursuant to such agreement, and as further discussed below, the FDIC agreed and paid $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015. The coverage for the single family residential loans will expire on June 30, 2020. At December 31, 2015, the remaining covered loans amounting to $59.6 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2014, covered loans amounted to $298.9 million, net carrying amount. Covered loans are no longer a material amount. Therefore, the Company changed its current and prior year loan disclosures during 2015.

On September 28, 2015, the Company sold a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount). The sales price was 18.44% of UPB, or $36.3 million. The FDIC covered $20.0 million of losses as part of its loss-share agreement with the Company. As a result, a $20.0 million reimbursement was recorded in the statement of operations. The Company also recorded a $32.9 million provision for loan and lease losses for acquired Eurobank loans, which was partially offset by $4.6 million in cost recoveries. Also, as part of this transaction, the Company sold certain non-performing commercial loans from the BBVAPR Acquisition amounting to $38.1 million unpaid principal balance ($9.9 million carrying amount). The sales price was $5.2 million. As a result, a $5.2 million provision for loan and lease losses was recorded for BBVAPR acquired loans, which was partially offset by $2.4 million in cost recoveries. In addition, certain additional foreclosed real estate with a carrying amount of $11.0 million was sold for $1.7 million. As part of this transaction, the Company made customary representations and warranties to the purchaser regarding certain characteristics of the assets that were sold. Such representations and warranties survive for a limited period of time.  To the extent that the assets sold do not meet the specified characteristics, and subject to certain notice, cure period and other conditions, the purchaser would be entitled to require the Company to repurchase such assets.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  The composition of the Company’s loan portfolio at December 31, 2015 and 2014 was as follows:.

	December 31,
	2015	2014
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$757,828	$791,751
Commercial	1,441,649	1,289,732
Consumer	242,950	186,760
Auto and leasing	669,163	575,582
	3,111,590	2,843,825
Allowance for loan and lease losses on originated and other loans and leases	(112,626)	(51,439)
	2,998,964	2,792,386
Deferred loan costs, net	4,203	4,282
Total originated and other loans loans held for investment, net	3,003,167	2,796,668

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	7,457	12,675
Consumer	38,385	45,344
Auto	106,911	184,782
	152,753	242,801
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(5,542)	(4,597)
	147,211	238,204

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	608,294	656,122
Commercial	287,311	452,201
Construction	88,180	106,361
Consumer	11,843	29,888
Auto	153,592	247,233
	1,149,220	1,491,805
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(25,785)	(13,481)
	1,123,435	1,478,324
Total acquired BBVAPR loans, net	1,270,646	1,716,528
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	92,273	102,162
Commercial and construction	142,377	256,488
Consumer	2,314	4,506
Total acquired Eurobank loans	236,964	363,156
Allowance for loan and lease losses on Eurobank loans	(90,178)	(64,245)
Total acquired Eurobank loans, net	146,786	298,911
Total acquired loans, net	1,417,432	2,015,439
Total held for investment, net	4,420,599	4,812,107
Mortgage loans held-for-sale	13,614	14,539
Total loans, net	$4,434,213	$4,826,646

At December 31, 2015 and 2014, covered loans amounted to $92.3 million and are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2014, covered loans amounted to $363.2 million, gross carrying amount. Interest income recognized for covered loans during 2015 and 2014 was $33.7 million and $89.0 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of December 31, 2015 and 2014 by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$80	$2,217	$3,889	$6,186	$41	$51,562	$57,789	$144
Years 2003 and 2004	251	5,036	5,536	10,823	-	88,623	99,446	-
Year 2005	79	2,553	3,549	6,181	-	48,040	54,221	-
Year 2006	551	2,878	7,934	11,363	176	66,864	78,403	-
Years 2007, 2008 and 2009	170	2,053	14,733	16,956	-	74,590	91,546	526
Years 2010, 2011, 2012, 2013	662	1,673	10,519	12,854	141	137,749	150,744	72
Years 2014 and 2015	-	65	663	728	-	85,128	85,856	-
	1,793	16,475	46,823	65,091	358	552,556	618,005	742
Non-traditional	-	977	5,079	6,056	13	23,483	29,552	-
Loss mitigation program	9,958	6,887	14,930	31,775	5,593	64,548	101,916	3,083
	11,751	24,339	66,832	102,922	5,964	640,587	749,473	3,825
Home equity secured personal loans	-	-	64	64	-	346	410	-
GNMA's buy-back option program	-	-	7,945	7,945	-	-	7,945	-
	11,751	24,339	74,841	110,931	5,964	640,933	757,828	3,825
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	227,557	227,557	-
Institutional	213	-	-	213	-	33,594	33,807	-
Middle market	1,174	712	9,113	10,999	1,730	194,219	206,948	-
Retail	686	466	6,921	8,073	1,177	231,840	241,090	-
Floor plan	-	-	-	-	-	2,892	2,892	-
Real estate	-	-	-	-	-	16,662	16,662	-
	2,073	1,178	16,034	19,285	2,907	706,764	728,956	-
Other commercial and industrial:
Corporate	-	-	-	-	-	108,582	108,582	-
Institutional	-	-	-	-	190,290	190,695	380,985	-
Middle market	-	-	-	-	1,565	105,748	107,313	-
Retail	282	639	604	1,525	783	75,489	77,797	-
Floor plan	238	51	39	328	-	37,688	38,016	-
	520	690	643	1,853	192,638	518,202	712,693	-
	2,593	1,868	16,677	21,138	195,545	1,224,966	1,441,649	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	449	182	369	1,000	-	21,766	22,766	-
Overdrafts	24	-	-	24	-	166	190	-
Personal lines of credit	74	-	45	119	19	2,106	2,244	-
Personal loans	2,078	1,179	627	3,884	414	196,858	201,156	-
Cash collateral personal loans	125	17	2	144	-	16,450	16,594	-
	2,750	1,378	1,043	5,171	433	237,346	242,950	-
Auto and leasing	53,566	16,898	8,293	78,757	49	590,357	669,163	-
Total	$70,660	$44,483	$100,854	$215,997	$201,991	$2,693,602	$3,111,590	$3,825

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

During the year ended 2015, the Company changed its early delinquency reporting on mortgage loans from one scheduled payment due to two scheduled payments due in order to comply with regulatory reporting instructions and be comparable with local peers, except for troubled debt restructured loans which continue using one scheduled payment due.

At December 31, 2015 and 2014, the Company had carrying balance of $334.6 million and $450.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to Puerto Rico government were current at December 31, 2015 and 2014. We, as part of a bank syndicate, have granted various extensions to the Puerto Rico Electric Power Authority (“PREPA”) and on November 5, 2015 entered into a Restructuring Support Agreement with a view towards restructuring the debt on terms that provide for full repayment of the debt to the Bank. After the first extension in the third quarter of 2014, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015, based on management’s concerns regarding PREPA’s willingness to repay the debt. During the fourth quarter of 2015, the Company recorded an additional $29.3 million provision for loan and lease losses on PREPA. Since it was placed in non-accrual, interest payments have been applied to principal.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Non-refundable fees and Other Costs). We have acquired loans in two acquisitions, BBVAPR and Eurobank.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of December 31, 2015 and 2014, by class of loans:

	December 31, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$228	$228	$-	$-	$228	$-
Floor plan	-	-	467	467	-	2,422	2,889	-
	-	-	695	695	-	2,422	3,117	-
Other commercial and industrial
Retail	186	29	178	393	-	3,331	3,724	-
Floor plan	-	-	7	7	-	609	616	-
	186	29	185	400	-	3,940	4,340	-
	186	29	880	1,095	-	6,362	7,457	-
Consumer
Credit cards	930	384	489	1,803	-	33,414	35,217	-
Personal loans	14	29	46	89	-	3,079	3,168	-
	944	413	535	1,892	-	36,493	38,385	-
Auto	7,553	2,279	831	10,663	-	96,248	106,911	-
Total	$8,683	$2,721	$2,246	$13,650	$-	$139,103	$152,753	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2015 and 2014 is as follows:

	December 31,
	2015	2014
	(In thousands)
Contractual required payments receivable	$1,945,098	$2,394,378
Less: Non-accretable discount	$434,190	$456,627
Cash expected to be collected	1,510,908	1,937,751
Less: Accretable yield	361,688	445,946
Carrying amount, gross	1,149,220	1,491,805
Less: allowance for loan and lease losses	25,785	13,481
Carrying amount, net	$1,123,435	$1,478,324

At December 31, 2015 and 2014, the Company had $80.9 million and $168.8 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30.  This entire amount was current at December 31, 2015 and 2014.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(34,842)	(39,268)	(10,161)	(23,463)	(4,379)	(112,113)
Change in expected cash flows	-	6,130	2,402	-	(1)	8,531
Transfer (to) from non-accretable discount	5,272	17,353	1,545	(8,957)	4,111	19,324
Balance at end of period	$268,794	$45,411	$19,615	$21,578	$6,290	$361,688

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(9,795)	6,065	4,823	(3,133)	(1,073)	(3,113)
Transfer from (to) accretable yield	(5,272)	(17,353)	(1,545)	8,957	(4,111)	(19,324)
Balance at end of period	$374,772	$11,781	$6,764	$22,039	$18,834	$434,190

	Year Ended December 31, 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$287,841	$96,139	$42,993	$77,845	$12,735	$517,553
Accretion	(37,612)	(49,039)	(21,894)	(39,023)	(5,968)	(153,536)
Transfer (to) from non-accretable discount	48,135	14,096	4,730	15,176	(208)	81,929
Balance at end of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946

Non-Accretable Discount Activity:
Balance at beginning of period	$463,166	$42,515	$5,851	$39,645	$28,410	$579,587
Change in actual and expected losses	(25,192)	(5,350)	2,365	(8,254)	(4,600)	(41,031)
Transfer from (to) accretable yield	(48,135)	(14,096)	(4,730)	(15,176)	208	(81,929)
Balance at end of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2013
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$328,243	145,173	30,802	126,803	24,812	655,833
Accretion	(42,740)	(59,998)	(29,557)	(55,255)	(11,628)	(199,178)
Transfer (to) from non-accretable discount	2,338	10,964	41,748	6,297	(449)	60,898
Balance at end of period	$287,841	96,139	42,993	77,845	12,735	517,553

Non-Accretable Discount Activity:
Balance at beginning of period	$502,857	60,275	62,803	55,733	32,794	714,462
Change in actual and expected losses	(37,353)	(6,796)	(15,204)	(9,791)	(4,833)	(73,977)
Transfer from (to) accretable yield	(2,338)	(10,964)	(41,748)	(6,297)	449	(60,898)
Balance at end of period	$463,166	42,515	5,851	39,645	28,410	579,587

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at December 31, 2015 and 2014 is as follows:

	December 31
	2015	2014
	(In thousands)
Contractual required payments receivable	$342,511	$535,425
Less: Non-accretable discount	21,156	62,410
Cash expected to be collected	321,355	473,015
Less: Accretable yield	84,391	109,859
Carrying amount, gross	236,964	363,156
Less: Allowance for loan and lease losses	90,178	64,245
Carrying amount, net	$146,786	$298,911

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,920	$20,753	$2,479	$1,071	$109,859
Accretion	(13,685)	(32,124)	(2,513)	(3,458)	(631)	(52,411)
Change in expected cash flows	4,631	44,660	(15,048)	(51)	305	34,497
Transfer from (to) non-accretable discount	13,372	(23,486)	(937)	1,030	2,467	(7,554)
Balance at end of period	$51,954	$26,970	$2,255	$-	$3,212	$84,391

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected losses	(1,107)	(47,950)	(937)	1,030	156	(48,808)
Transfer from (to) accretable yield	(13,372)	23,486	937	(1,030)	(2,467)	7,554
Balance at end of period	$12,869	$-	$-	$-	$8,287	$21,156

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$53,250	$95,093	$1,690	$10,238	$2,688	$162,959
Accretion	(15,731)	(57,099)	(4,102)	(9,837)	(2,200)	(88,969)
Transfer from (to) non-accretable discount	10,117	(74)	23,165	2,078	583	35,869
Balance at end of period	$47,636	$37,920	$20,753	$2,479	$1,071	$109,859

Non-Accretable Discount Activity:
Balance at beginning of period	$39,182	$81,092	$-	$-	$9,203	$129,477
Change in actual and expected losses	(1,717)	(56,702)	23,165	2,078	1,978	(31,198)
Transfer (to) from accretable yield	(10,117)	74	(23,165)	(2,078)	(583)	(35,869)
Balance at end of period	$27,348	$24,464	$-	$-	$10,598	$62,410

	Year Ended December 31, 2013
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$57,569	$103,591	$7,380	$16,916	$2,552	$188,008
Accretion	(18,784)	(54,821)	(3,715)	(13,402)	(1,047)	(91,769)
Change in Expected Cash Flows	(12,328)	14,743	(2,514)	625	(526)	-
Transfer from (to) non-accretable discount	26,793	31,580	539	6,099	1,709	66,720
Balance at end of period	$53,250	$95,093	$1,690	$10,238	$2,688	$162,959

Non-Accretable Discount Activity:
Balance at beginning of period	$66,021	$154,185	$-	$6,345	$11,004	$237,555
Change in actual and expected losses	(46)	(41,513)	539	(246)	(92)	(41,358)
Transfer (to) from accretable yield	(26,793)	(31,580)	(539)	(6,099)	(1,709)	(66,720)
Balance at end of period	$39,182	$81,092	$-	$-	$9,203	$129,477

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,786	$4,427
Years 2003 and 2004	5,737	7,042
Year 2005	3,627	4,585
Year 2006	8,189	9,274
Years 2007, 2008 and 2009	14,625	8,579
Years 2010, 2011, 2012, 2013	10,588	7,365
Years 2014 and 2015	663	-
	47,215	41,272
Non-traditional	5,092	3,224
Loss mitigation program	20,172	20,934
	72,479	65,430
Home equity loans, secured personal loans	64	-
	72,543	65,430
Commercial
Commercial secured by real estate
Middle market	12,729	9,534
Retail	8,726	9,000
	21,455	18,534
Other commercial and industrial
Institutional	190,290	-
Middle market	1,565	618
Retail	1,932	2,527
Floor plan	39	-
	193,826	3,145
	215,281	21,679
Consumer
Credit cards	369	375
Personal lines of credit	100	110
Personal loans	1,146	1,092
Cash collateral personal loans	16	13
	1,631	1,590
Auto and leasing	8,418	8,668
Total non-accrual originated loans	$297,873	$97,367

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,	December 31,
	2015	2014
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$228	$351
Floor plan	467	407
	695	758
Other commercial and industrial
Retail	178	195
Floor plan	7	234
	185	429
	880	1,187
Consumer
Credit cards	489	1,399
Personal loans	46	77
	535	1,476
Auto	831	1,512
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,246	4,175
Total non-accrual loans	$300,119	$101,542

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses or are accounted under the cost recovery method.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

During the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. At December 31, 2015, this line of credit had an unpaid principal balance of $190.3 million. Starting with the second quarter of 2015, interest payments received were applied to principal. As of December 31, 2015, the specific reserve was $53.3 million.

At December 31, 2015 and 2014, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $93.6 million and $274.4 million, respectively, as they are performing under their new terms. At December 31, 2014, the balance included the revolving line of credit to PREPA.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $235.8 million and $236.9 million at December 31, 2015 and 2014, respectively. Impaired commercial loans at December 31, 2015 and 2014 included the PREPA line of credit with an unpaid principal balance of $190.3 million and $200.0 million, respectively. The PREPA line of credit was classified as a troubled-debt restructuring during 2014. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $55.9 million and $841 thousand at December 31, 2015 and 2014, respectively. The valuation allowance for impaired commercial loans at December 31, 2015 includes $53.3 million of specific allowance for PREPA recorded during 2015.The total investment in impaired mortgage loans was $90.0 million and $94.2 million at December 31, 2015 and 2014, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to $9.2 million and $9.0 million at December 31, 2015 and 2014, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$210,718	$199,366	$55,947	13%
Residential impaired and troubled-debt restructuring	97,424	89,973	9,233	9%
Impaired loans with no specific allowance:
Commercial	42,110	35,928	N/A	N/A
Total investment in impaired loans	$350,252	$325,267	$65,180	11%

	December 31, 2014
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$6,349	$6,226	$841	14%
Residential impaired and troubled-debt restructuring	99,947	94,185	8,968	10%
Impaired loans with no specific allowance
Commercial	237,806	230,044	N/A	N/A
Total investment in impaired loans	$344,102	$330,455	$9,809	3%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans

Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2015 and 2014 are as follows:

	December 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$486	$474	N/A	N/A
Total investment in impaired loans	$486	$474	$-	-

	December 31, 2014
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$672	$672	N/A	N/A
Total investment in impaired loans	$672	$672	$-	-

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at December 31, 2015 and 2014 are as follows:

	December 31, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$608,294	$608,294	$1,761	0%
Commercial	287,311	168,107	15,455	9%
Construction	88,180	87,983	5,707	6%
Auto	153,592	153,592	2,862	2%
Total investment in impaired loan pools	$1,137,377	$1,017,976	$25,785	3%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31 , 2014
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Commercial	289,228	255,619	5,506	2%
Construction	90,786	83,751	7,970	10%
Consumer	35,812	29,888	5	0%
Total investment in impaired loan pools	$415,826	$369,258	$13,481	4%

The tables above only present information with respect to acquired BBVAPR loans and loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses. The decrease in commercial loan pools from December 31, 2014 to December 31, 2015 was mostly caused by the sale of covered commercial loans during the third quarter of 2015. As of December 31, 2015, the Company eliminated the specific allowance of $5 thousand maintained on impaired acquired BBVAPR consumer loan pool accounted under ASC 310-30 because there was an increase in the net present value of cash flows expected to be collected from such pool when compared with the recorded investment. Likewise, the increase in mortgage and auto loan pools from December 31, 2014 to December 31, 2015 was caused by the establishment of a specific reserve with respect to impaired mortgage and auto loan pools that were required based on the net present value of the cash flows expected to be collected.

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of December 31, 2015 and 2014 are as follows:

	December 31, 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$101,444	$92,273	$22,570	24%
Commercial and construction	133,148	142,377	67,365	47%
Consumer	6,713	2,314	243	11%
Total investment in impaired loan pools	$241,305	$236,964	$90,178	38%
	December 31, 2014
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$134,579	$106,116	$15,522	15%
Commercial and construction	151,017	93,631	48,334	52%
Consumer	7,992	4,506	389	9%
Total investment in impaired loan pools	$293,588	$204,253	$64,245	31%

The tables above only present information with respect to acquired Eurobank loans and loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses. The decrease in construction and development secured by 1-4 family residential properties loan pools from December 31, 2014 to December 31, 2015 was mostly caused by the sale of covered commercial loans during the quarter ended September 30, 2015. The increase in allowance for commercial and other construction loan pools from December 31, 2014 to December 31, 2015 was caused by the establishment of a specific reserve with respect to impaired commercial and other construction loan pools that was required based on the net present value of the cash flows expected to be collected.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the years ended 2015, 2014, and 2013:

	Year Ended December 31,
	2015		2014		2013
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$280	$175,115	$237	$5,899	$160	$12,709
Residential troubled-debt restructuring	3,219	90,736	2,623	90,383	2,266	82,028
Impaired loans with no specific allowance
Commercial	1,350	64,356	9,400	90,748	1,139	26,188
Total interest income from impaired loans	$4,849	$330,207	$12,260	$187,030	$3,565	$120,925

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the years ended 2015, 2014 and 2013.

	Year Ended December 31, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	160	$21,053	5.42%	356	$21,182	4.35%	272
Commercial	9	5,664	6.79%	66	13,174	4.57%	56
Consumer	64	611	13.85%	71	898	13.43%	60
Auto	5	130	10.51%	65	131	10.87%	61

	Year Ended December 31, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	162	21,188	6.03%	350	$20,958	4.25%	420
Commercial	26	200,446	7.25%	3	200,125	7.25%	10
Consumer	26	212	10.09%	56	240	12.96%	65

	Year Ended December 31, 2013
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	145	$20,143	6.52%	340	$20,971	4.34%	409
Commercial	2	1,842	8.99%	87	1,842	4.00%	66
Consumer	2	15	13.43%	75	15	12.67%	67

Commercial troubled-debt during the year ended December 31, 2014 included 19 contracts with PREPA which amounted to $200.0 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the years ended 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	65	$7,387	15	$1,700	15	$1,689
Consumer	8	$177	5	$37	1	$9
Auto	1	$64	-	$-	-	$-

Credit Quality Indicators

The Company categorizes originated and other loans and acquired loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

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

All loans individually measured for impairment are classified as substandard or TDR as of December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	December 31, 2015
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$227,557	$212,410	$15,147	$-	$-	$-
Institutional	33,807	25,907	-	-	-	7,900
Middle market	206,948	181,916	9,697	-	-	15,335
Retail	241,090	217,836	7,936	5,097	-	10,221
Floor plan	2,892	2,892	-	-	-	-
Real estate	16,662	16,662	-	-	-	-
	728,956	657,623	32,780	5,097	-	33,456
Other commercial and industrial:
Corporate	108,582	100,826	-	-	-	7,756
Institutional	380,985	190,695	-	-	-	190,290
Middle market	107,313	97,288	8,052	-	-	1,973
Retail	77,797	73,757	1,076	1,184	-	1,780
Floor plan	38,016	35,862	2,115	-	-	39
	712,693	498,428	11,243	1,184	-	201,838
Total	1,441,649	1,156,051	44,023	6,281	-	235,294

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	228	-	-	228	-	-
Floor plan	2,889	602	1,820	-	-	467
	3,117	602	1,820	228	-	467
Other commercial and industrial:
Retail	3,724	3,637	-	87	-	-
Floor plan	616	609	-	-	-	7
	4,340	4,246	-	87	-	7
Total	7,457	4,848	1,820	315	-	474
Total	$1,449,106	$1,160,899	$45,843	$6,596	$-	$235,768

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2015 and 2014, the Company had outstanding credit facilities of approximately $415.4 million and $619.0 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, included within portfolio of originated and other loans and acquired BBVAPR loans accounted for under ASC 310-30. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Approximately $204 million of these loans are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

In addition, some of these obligations consist of senior and subordinated loans to public corporations that obtain revenues from rates charged for services or products, such as the Puerto Rico Electric Power Authority (“PREPA”).  The Commonwealth’s instrumentalities or public corporations have varying degrees of independence from the central government.  Some instrumentalities or public corporations that provide essential or important government services, such as the University of Puerto Rico, the Puerto Rico Medical Services Administration and the Puerto Rico Metropolitan Bus Authority, are supported by the Commonwealth through budget appropriations, while others, such as PREPA, are owed substantial amounts for utility services rendered to the Commonwealth.

At December 31, 2015, we had approximately $212.0 million of credit facilities to central government and public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $190.3 million; and

•           The Puerto Rico Housing Finance Authority with an outstanding balance of $21.0 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to public corporations decreased during 2015 as a result of a repayment in full of a $75 million loan by the Puerto Rico Aqueduct and Sewer Authority and a repayment in full of a $78 million loan by the State Insurance Fund Corporation.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities. Our participation in the line of credit has an unpaid principal balance of $190.3 million as of December 31, 2015. As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times during 2015 until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. During the fourth quarter of 2015, the Company recorded an additional $29.3 million provision for loan and lease losses for PREPA as a result of the increased level of uncertainty as to the closing of the restructuring agreement, which is expected by the second half of 2016. Since April 1, 2015, interest payments have been applied to principal.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	December 31, 2015
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$57,789	$50,912	$82	$2,218	$530	$1,504	$1,858	$685
Years 2003 and 2004	99,446	87,060	251	4,867	1,261	1,353	2,921	1,733
Year 2005	54,221	47,197	79	2,553	292	1,068	2,189	843
Year 2006	78,403	63,659	318	2,878	1,168	1,895	4,871	3,614
Years 2007, 2008 and 2009	91,546	71,439	170	1,665	685	2,972	10,725	3,890
Years 2010, 2011, 2012 2013	150,744	134,945	569	1,611	434	1,982	6,737	4,466
Years 2014 and 2015	85,856	85,128	-	65	148	281	234	-
	618,005	540,340	1,469	15,857	4,518	11,055	29,535	15,231
Non-traditional	29,552	23,497	-	977	552	2,621	1,905	-
Loss mitigation program	101,916	16,031	4,173	1,977	727	1,728	2,538	74,742
	749,473	579,868	5,642	18,811	5,797	15,404	33,978	89,973
Home equity secured personal loans	410	346	-	-	-	64	-	-
GNMA's buy-back option program	7,945	-	-	-	1,593	3,578	2,774	-
	757,828	580,214	5,642	18,811	7,390	19,046	36,752	89,973
Consumer
Credit cards	22,766	21,766	449	182	179	190	-	-
Overdrafts	190	166	24	-	-	-	-	-
Unsecured personal lines of credit	2,244	2,125	74	-	17	28	-	-
Unsecured personal loans	201,156	197,339	2,083	1,107	621	6	-	-
Cash collateral personal loans	16,594	16,450	125	17	2	-	-	-
	242,950	237,846	2,755	1,306	819	224	-	-
Auto and Leasing	669,163	590,482	53,549	16,839	5,708	2,585	-	-
	1,669,941	1,408,542	61,946	36,956	13,917	21,855	36,752	89,973
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	35,217	33,414	930	384	186	303	-	-
Personal loans	3,168	3,079	14	29	1	45	-	-
	38,385	36,493	944	413	187	348	-	-
Auto	106,911	96,247	7,553	2,279	623	209	-	-
	145,296	132,740	8,497	2,692	810	557	-	-
Total	$1,815,237	$1,541,282	$70,443	$39,648	$14,727	$22,412	$36,752	$89,973

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at December 31, 2015 and 2014 was as follows:

	December 31,	December 31,
	2015	2014
	(In thousands)
Allowance for loans and lease losses on non-acquired loans:
Originated and other loans and leases held for investment:
Mortgage	$18,352	$19,679
Commercial	64,791	8,432
Consumer	11,197	9,072
Auto and leasing	18,261	14,255
Unallocated	25	1
Total allowance for originated and other loans and lease losses	112,626	51,439

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	26	65
Consumer	3,429	1,211
Auto	2,087	3,321
	5,542	4,597
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	1,678	-
Commercial	21,161	13,476
Consumer	84	5
Auto	2,862	-
	25,785	13,481
Total allowance for acquired BBVAPR loans and lease losses	143,953	69,517
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	32,624	15,522
Commercial and other construction	57,187	48,334
Consumer	367	389
Total allowance for acquired Eurobank loan and lease losses	90,178	64,245
Total allowance for loan and lease losses	$234,131	$133,762

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the year 2015 the following assumptions were reviewed:

-          An assessment of the look-back period and historical loss factor was performed for all portfolio segments.  The analysis was based on the trends observed and their relation with the economic cycle as of the period of the analysis.  As a result, for the commercial portfolio, the look-back period was changed to 36 months from the previously determined 12 months. For auto, leasing and consumer, a look-back period of 24 months was maintained. The residential mortgages portfolio, was evaluated during the fourth quarter of 2015.  For this portfolio, a 12-month look-back period was maintained as management concluded that given the charge off evolution, a shorter period of losses is more representative of the recent trends and more accurate in predicting future losses.

-          During the quarter ended June 30, 2015, an annual assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others.

-           During fourth quarter the loss realization period was revised to 1.60 years for commercial real estate, other portfolios remained at 1 year.

These changes in the allowance for loan and lease losses’ look-back period and loss emergence period for the commercial portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments are made prospectively.

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(5,397)	(5,546)	(8,683)	(33,375)	-	(53,001)
Recoveries	391	432	871	13,158	-	14,852
Provision for originated and other loans and lease losses	3,679	61,473	9,937	24,223	24	99,336
Balance at end of year	$18,352	$64,791	$11,197	$18,261	$25	$112,626

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(5,011)	(2,424)	(5,782)	(26,041)	-	(39,258)
Recoveries	428	333	570	8,858	-	10,189
Provision (recapture) for originated and other loans and lease losses	4,325	(4,374)	8,278	23,572	(374)	31,427
Balance at end of period	$19,679	$8,432	$9,072	$14,255	$1	$51,439

	Year Ended December 31, 2013
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$21,092	$17,072	$856	$533	$368	$39,921
Charge-offs	(36,566)	(5,889)	(1,485)	(4,601)	-	(48,541)
Recoveries	6	383	165	1,568	-	2,122
Provision for originated and other loans and lease losses	35,405	3,331	6,470	10,366	7	55,579
Balance at end of period	$19,937	$14,897	$6,006	$7,866	$375	$49,081

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,233	$55,947	$-	$-	$-	$65,180
Collectively evaluated for impairment	9,119	8,844	11,197	18,261	25	47,446
Total ending allowance balance	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Loans:
Individually evaluated for impairment	$89,973	$235,294	$-	$-	$-	$325,267
Collectively evaluated for impairment	667,855	1,206,355	242,950	669,163	-	2,786,323
Total ending loan balance	$757,828	$1,441,649	$242,950	$669,163	$-	$3,111,590

	December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,968	$841	$-	$-	$-	$9,809
Collectively evaluated for impairment	10,711	7,591	9,072	14,255	1	41,630
Total ending allowance balance	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Loans:
Individually evaluated for impairment	$94,185	$236,270	$-	$-	$-	$330,455
Collectively evaluated for impairment	697,566	1,053,462	186,760	575,582	-	2,513,370
Total ending loan balance	$791,751	$1,289,732	$186,760	$575,582	$-	$2,843,825

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Year Ended December 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$65	$1,211	$3,321	$-	$4,597
Charge-offs	(42)	(4,755)	(4,548)	-	(9,345)
Recoveries	31	680	2,110	-	2,821
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(28)	6,293	1,204	-	7,469
Balance at end of year	$26	$3,429	$2,087	$-	$5,542

	Year Ended December 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$926	$-	$1,428	$-	$2,354
Charge-offs	(532)	(6,902)	(6,011)	-	(13,445)
Recoveries	73	531	2,169	-	2,773
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(402)	7,582	5,735	-	12,915
Balance at end of year	$65	$1,211	$3,321	$-	$4,597

	Year Ended December 31, 2013
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$-	$-	$-	$-	$-
Charge-offs	(25)	(5,530)	(5,650)	-	(11,205)
Recoveries	9	1,035	3,398	-	4,442
Provision for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	942	4,495	3,680	-	9,117
Balance at end of year	$926	$-	$1,428	$-	$2,354

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$26	$3,429	$2,087	$-	$5,542
Total ending allowance balance	$26	$3,429	$2,087	$-	$5,542
Loans:
Individually evaluated for impairment	$474	$-	$-	$-	$474
Collectively evaluated for impairment	6,983	38,385	106,911	-	152,279
Total ending loan balance	$7,457	$38,385	$106,911	$-	$152,753

	December 31, 2014
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$65	$1,211	$3,321	$-	$4,597
Total ending allowance balance	$65	$1,211	$3,321	$-	$4,597
Loans:
Individually evaluated for impairment	$672	$-	$-	$-	$672
Collectively evaluated for impairment	12,003	45,344	184,782	-	242,129
Total ending loan balance	$12,675	$45,344	$184,782	$-	$242,801

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Year Ended December 31, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$-	$13,476	$5	$-	$13,481
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	1,678	12,037	79	2,862	16,656
Loan pools fully charged-off	-	(4,352)	-	-	(4,352)
Balance at end of year	$1,678	$21,161	$84	$2,862	$25,785

	Year Ended December 31, 2014
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$-	$1,713	$418	$732	$2,863
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	-	11,763	(413)	(732)	10,618
Balance at end of year	$-	$13,476	$5	$-	$13,481

	Year Ended December 31, 2013
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$-	-	-	-	-
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	-	1,713	418	732	2,863
Balance at end of year	$-	$1,713	$418	$732	$2,863

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

For loans accounted for under ASC 310- 30, as part of the evaluation of actual versus expected cash flows, the Company assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions.  Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period.

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Year Ended December 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$15,523	$48,333	$389	$-	$64,245
Provision for acquired Eurobank loans and lease losses, net	17,718	$20,043	279	-	38,040
Loan pools fully charged-off	(722)	(13,587)	(301)	-	(14,610)
FDIC shared-loss portion of provision for loan and lease losses, net	105	2,398	-	-	2,503
Balance at end of year	$32,624	$57,187	$367	$-	$90,178

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
	Mortgage	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$12,495	$39,619	$615	$-	$52,729
Provision for (recapture of) acquired Eurobank loans and lease losses, net	2,144	3,717	(181)	-	5,680
FDIC shared-loss portion of provision for loan and lease losses, net	884	4,997	(45)	-	5,836
Balance at end of year	$15,523	$48,333	$389	$-	$64,245

	Year Ended December 31, 2013
	Mortgage	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of year	$4,986	$48,460	$678	$-	$54,124
Provision for Eurobank loans and lease losses, net	9,461	(4,110)	(16)	-	5,335
FDIC shared-loss portion of provision for Eurobank loans and lease losses, net	(1,952)	(4,731)	(47)	-	(6,730)
Balance at end of year	$12,495	$39,619	$615	$-	$52,729

The FDIC shared-loss portion of provision for acquired Eurobank loans and lease losses, net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing the FDIC loss-share indemnification asset.

The FDIC loss sharing obligations, related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. The remaining covered loans are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At December 31, 2015 and 2014, allowance for loan losses on loans covered by the FDIC shared-loss agreement amounted $32.6 million and $64.3 million, respectively, the provision for covered loan and lease losses for the years ended December 31, 2015, 2014, and 2013 was $17.7 million and $5.7 million, and $5.3 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7- FDIC INDEMNIFICATION ASSET, TRUE-UP PAYMENT OBLIGATION, AND FDIC SHARED-LOSS EXPENSE

In connection with the FDIC-assisted acquisition, the Bank and the FDIC entered into shared-loss agreements pursuant to which the FDIC covers a substantial portion of any losses on loans (and related unfunded loan commitments), foreclosed real estate and other repossessed properties covered by the agreements.

The acquired loans, foreclosed real estate, and other repossessed properties subject to the shared-loss agreements are collectively referred to as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term of the shared-loss agreement covering single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term of the shared-loss agreement covering commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the April 30, 2010 acquisition date. The coverage under the commercial shared-loss agreement expired on June 30, 2015. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level. The FDIC indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$97,378	$189,240	$302,295
Shared-loss agreements reimbursements from the FDIC	(55,723)	(47,666)	(47,100)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	2,503	5,836	(6,730)
FDIC indemnification asset expense	(36,398)	(62,285)	(66,253)
Final settlement with the FDIC on commercial loans	(1,589)	-	-
Incurred expenses to be reimbursed under shared-loss agreements	16,428	12,253	7,028
Balance at end of year	$22,599	$97,378	$189,240

True-up payment obligation:
Balance at beginning of year	$21,981	$18,510	$15,496
Change in true-up payment obligation	2,677	3,471	3,014
Balance at end of year	$24,658	$21,981	$18,510

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC loss-share coverage for the commercial loans was in effect until June 30, 2015. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At December 31, 2015, the Company had no  receivables from the FDIC, included in other assets in the statements of financial condition, corresponding to the loss-share certifications for commercial and other non-single family loans. At December 31, 2015, the FDIC indemnification asset reflects only the balance for single family residential mortgage loans. Notwithstanding the expiration of loss-share coverage of non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC agreed with a potential sale of a pool of loss-share assets covered under the commercial loss-sharing agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015 and payment was received in December 2015.

The Company have owed payments to the FDIC for the recovery of prior claims. At December 31, 2015, the liability for these payments amounted to $2.1 million and is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC. There was no liability at December 31, 2014.

The FDIC indemnification asset expense decreased to $36.4 million for 2015 when compared to $62.3 million for 2014, and $66.3 million for 2013.  The reduction in 2015 when compared to 2014 was principally driven by the expiration of the FDIC loss share coverage for commercial loans and other non-single family loans.  During the years ended December 31, 2015, 2014 and 2013, the amortization expense totaled $2.5 million, $2.8 million, and $11.1 million, respectively, primarily as a result of stepped up cost recoveries on certain construction, commercial, and leasing pools.

Also in connection with the FDIC-assisted acquisition, the Bank agreed to make a true-up payment, also known as clawback liability or clawback provision, to the FDIC on the date that is 45 days following the last day (such day, the “True-Up Measurement Date”) of the final shared-loss month, or upon the final disposition of all covered assets under the shared-loss agreements in the event losses thereunder fail to reach expected levels. Under the shared-loss agreements, the Bank will pay to the FDIC 50% of the excess, if any, of: (i) 20% of the Intrinsic Loss Estimate of $906.0 million (or $181.2 million) (as determined by the FDIC) less (ii) the sum of: (A) 25% of the asset discount (per bid) (or $227.5 million); plus (B) 25% of the cumulative shared-loss payments (defined as the aggregate of all of the payments made or payable to the Bank minus the aggregate of all of the payments made or payable to the FDIC); plus (C) the sum of the period servicing amounts for every consecutive twelve-month period prior to and ending on the True-Up Measurement Date in respect of each of the shared-loss agreements during which the shared-loss provisions of the applicable shared-loss agreement is in effect (defined as the product of the simple average of the principal amount of shared-loss loans and shared-loss assets at the beginning and end of such period times 1%). The estimated liability is included within accrued expenses and other liabilities in the consolidated statements of financial condition.

This true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. The changes in fair value are included as change in true-up payment obligation within FDIC shared-loss expense, net in the consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at December 2015 and 2014:

	December 31,
	2015	2014
	(In thousands)
Carrying amount (fair value)	$24,658	$21,981
Undiscounted amount	$34,956	$40,266

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In connection with the FDIC-assisted acquisition, the Company recognized an FDIC shared-loss expense, net in the consolidated statements of operations, which consists of the following, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
FDIC indemnification asset expense	$(36,398)	$(62,285)	$(66,253)
Change in true-up payment obligation	(2,677)	(3,471)	(3,014)
Reimbursement to FDIC for recoveries	(2,144)	-	-
Final settlement with the FDIC on commercial loans	(1,589)	-	-
Total FDIC shared-loss expense, net	(42,808)	$(65,756)	$(69,267)

NOTE 8 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2015	2014
		(In thousands)
Land	—	$5,638	$5,680
Buildings and improvements	40	64,392	65,430
Leasehold improvements	5 — 10	20,166	23,000
Furniture and fixtures	3 — 7	13,656	12,739
Information technology and other	3 — 7	23,226	26,422
		127,078	133,271
Less: accumulated depreciation and amortization		(52,488)	(52,672)
		$74,590	$80,599

Depreciation and amortization of premises and equipment totaled $11.1 million in 2015, $10.2 million in 2014 and $10.3 million in 2013. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At December 31, 2015, the servicing asset amounted to $7.5 million ($14.0 million — December 31, 2014) related to mortgage servicing rights.

During 2015, the Company completed the sale of certain servicing assets for approximately $7.0 million. The Company recognized a loss of $2.7 million related to this transaction, which is included as other non-interest (loss) income in the consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)		(In thousands)
Fair value at beginning of year	$13,992	$13,801	$10,795
Sale of mortgage servicing rights (MSR)	(5,927)	-	-
Servicing from mortgage securitizations or asset transfers	2,620	2,149	3,177
Changes due to payments on loans	(1,017)	(1,072)	(950)
Changes in fair value related to price of MSR's held for sale	(2,939)	-	-
Changes in fair value due to changes in valuation model inputs or assumptions	726	(886)	779
Fair value at end of year	$7,455	$13,992	$13,801

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the year ended 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Constant prepayment rate	5.23% - 15.24%	4.16% - 13.98%	5.78% - 14.33%
Discount rate	10.00% - 12.00%	10.00% - 12.00%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2015
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$7,455
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(202)
Decrease in fair value due to 20% adverse change	$(394)
Discount rate
Decrease in fair value due to 10% adverse change	$(307)
Decrease in fair value due to 20% adverse change	$(592)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended 2015, 2014 and 2013 totaled $4.8 million, $6.3 million and $5.5 million, respectively.

NOTE 10 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$1,170	$5,555
Interest rate swaps not designated as hedges	1,819	2,399
Interest rate caps	32	152
Other	4	1
	$3,025	$8,107
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	4,307	8,585
Interest rate swaps not designated as hedges	1,819	2,399
Interest rate caps	32	152
Other	4	85
	$6,162	$11,221

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these swaps and their terms at December 31, 2015:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	37,982	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$262,982

An accumulated unrealized loss of $4.3 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at December 31, 2015, and the related liability is being reflected in the accompanying consolidated statements of financial condition.

At December 31, 2015 and 2014, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $1.8 million and $2.4 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2015 and 2014, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $1.8 million and $2.4 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2015:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,774	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,274

Interest Rate Swaps - Mirror Image Derivatives	$3,774	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,274

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At December 31, 2015 and 2014, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $1.2 million (notional amount of $3.4 million) and $5.6 million (notional amount of $10.7 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statements of financial condition, represented a liability of $1.1 million (notional amount of $3.2 million) and $5.5 million (notional amount of $10.5 million), respectively. At December 31, 2015, the notional amount by expiration date is as follows:.

	Derivative asset	Derivative liability
	(S&P purchased	(S&P embedded
Year Ended December 31,	options)	options)
	(In thousands)	(In thousands)
2016	3,375	3,152
	$3,375	$3,152

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. The outstanding total notional amount of interest rate caps was $109.8 million and $110.0 million at December 31, 2015 and 2014 respectively. At December 31, 2015 and 2014 the interest rate caps sold to clients represented a liability of $32 thousand and $152 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At December 31, 2015 and 2014, the interest rate caps purchased as mirror-images represented an asset of $32 thousand and $152 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2015 and 2014 consists of the following:

	December 31,
	2015	2014
	(In thousands)
Loans, excluding acquired loans	$16,020	$17,005
Investments	4,617	4,340
	$20,637	$21,345

Other assets at December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
	(In thousands)
FDIC receivable	$-	$14,974
Prepaid expenses	11,762	16,018
Other repossessed assets	6,226	21,800
Core deposit and customer relationship intangibles	7,838	9,743
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	42,786	38,830
	$75,972	$108,725

At December 31, 2014, the FDIC receivable included a $15.0 million receivable corresponding to the FDIC loss-share certification from the third quarter of 2014 that was received in January 2015.  No FDIC receivable was recorded at December 31, 2015.

Prepaid expenses amounting to $11.8 million and $16.0 million at December 31, 2015 and 2014, respectively, include prepaid municipal, property and income taxes aggregating to $7.0 million and $9.6 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2015 and 2014 this core deposit intangible amounted to $5.3 million and $6.5 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At December 31, 2015 and 2014, this customer relationship intangible amounted to $2.5 million and $3.3 million, respectively.

Other repossessed assets totaled $6.2 million and $21.8 million at December 31, 2015 and 2014, respectively, include repossessed automobiles amounting to $5.5 million and $20.7 million, respectively, which are recorded at their net realizable value.

At December 31, 2015 and 2014, tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of December 31, 2015 and 2014 consist of the following:

	December 31,
	2015	2014
	(In thousands)
Non-interest bearing demand deposits	$761,117	$745,142
Interest-bearing savings and demand deposits	2,208,180	2,544,665
Individual retirement accounts	268,799	303,049
Retail certificates of deposit	441,998	452,150
Institutional certificates of deposit	253,791	260,090
Total core deposits	3,933,885	4,305,096
Brokered deposits	782,974	619,310
Total deposits	$4,716,859	$4,924,406

Brokered deposits include $711.4 million in certificates of deposits and $71.6 million in money market accounts at December 31, 2015, and $526.2 million in certificates of deposits and $93.1 million in money market accounts at December 31, 2014.

The weighted average interest rate of the Company’s deposits was 0.57% and 0.66% at December 31, 2015, and 2014 respectively, inclusive of non-interest bearing deposits of $761.1 million and $745.1 million, respectively. Interest expense for years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Demand and savings deposits	$12,414	$17,724	$22,498
Certificates of deposit	14,620	16,230	18,479
	$27,034	$33,954	$40,977

At December 31, 2015 and 2014, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $103.7 million and $96.8 million, respectively, with a weighted average rate of 0.77% and 0.78%, and, as required pursuant to an OCFI ruling, were collateralized with investment securities with a fair value of $81.6 million and $76.3 million, respectively.

At December 31, 2015 and 2014, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $597.6 million and $608.1 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $7.7 million and $6.9 million at a weighted average rate of 0.49% and 0.50% at December 31, 2015 and 2014, respectively.

At December 31, 2015 and 2014, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $99.0 million and $318.5 million, respectively. These public funds were collateralized with commercial loans amounting to $410.9 million at December 31, 2015 and with investment securities with a fair value of $97.8 million at such date, and commercial loans amounting to $414.5 million at December 31, 2014.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $1.1 million, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.5 million and unamortized deposit discount in the amount of $311 thousand, the scheduled maturities of certificates of deposit at December 31, 2015 are as follows:

December 31, 2015
(In thousands)
Within one year:
Three (3) months or less	$474,051
Over 3 months through 1 year	501,551
975,602
Over 1 through 2 years	454,906
Over 2 through 3 years	176,406
Over 3 through 4 years	32,396
Over 4 through 5 years	33,715
$1,673,025

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.5 million and $845 thousand as of December 31, 2015 and 2014, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At December 31, 2015, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At December 31, 2015 and 2014, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $2.2 million and $2.3 million, respectively, were as follows:

	December 31,
	2015		2014
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	262,500	283,483	307,816	328,198
Credit Suisse Securities (USA) LLC	670,000	737,887	670,000	760,327
Total	$932,500	$1,021,370	$977,816	$1,088,525

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $2.2 million, at December 31, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	170,000	1.500%	12/6/2012	12/8/2016
	232,500	0.950%	12/10/2012	9/30/2016
	30,000	0.700%	12/3/2015	1/5/2016

2017	500,000	4.780%	3/2/2007	3/2/2017
	$932,500	3.100%

The Company’s repurchase agreement in the amount of $232.5 million with an original amount of $255.0 million and original term of 30 months, maturing on June 13, 2015, was modified in March 2015 to (i) reduce the balance to $232.5 million, (ii) extend the maturity date to September 30, 2016, and (iii) increase the interest rate paid by the Company from 0.840% to 0.950%. In addition, the Company’s repurchase agreement in the amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in December 2013 to (i) eliminate the optional early termination clause that allowed the counterparty to terminate it before maturity, (ii) increase the interest rate paid by the Company from 4.67% to 4.78%, and (iii) substitute the counterparty.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at December 31, 2015 and 2014. There was no cash collateral at December 31, 2015 and 2014.

	December 31, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	30,000	0.70%	31,961	-	-	31,961
Over 90 days	902,500	3.18%	974,698	2,131	12,580	989,409
Total	$932,500	3.10%	$1,006,659	$2,131	$12,580	$1,021,370

	December 31, 2014
			Market Value of Underlying Collateral

		Weighted	FNMA and
	Repurchase	Average	FHLMC	GNMA
	Liability	Rate	Certificates	Certificates	Total
	(Dollars in thousands)
Less than 90 days	$52,816	0.39%	$56,066	$-	$56,066
Over 90 days	925,000	2.83%	1,031,206	1,253	1,032,459

Total	$977,816	2.89%	$1,087,272	$1,253	$1,088,525

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2015 and 2014, excluding accrued interest:

	December 31,
	2015	2014
	(In thousands)
Average daily aggregate balance outstanding	$1,012,756	$1,041,378
Maximum outstanding balance at any month-end	$1,158,945	$1,149,167
Weighted average interest rate during the year	2.92%	2.85%
Weighted average interest rate at year end	3.10%	2.95%

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2015 and 2014, these advances were secured by mortgage and commercial loans amounting to $1.3 billion and $1.2 billion, respectively. Also, at December 31, 2015 and 2014, the Company had an additional borrowing capacity with the FHLB-NY of $770.6 million and $606.6 million, respectively. At December 31, 2015 and 2014, the weighted average remaining maturity of FHLB’s advances was 6.3 months and 8.8 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $362 thousand, at December 31, 2015:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	$25,000	0.56%	12/4/2015	1/4/2016
	50,000	0.66%	12/10/2015	1/11/2016
	100,000	0.64%	12/16/2015	1/19/2016
	25,000	0.59%	12/24/2015	1/25/2016
	25,000	0.53%	12/30/2015	1/29/2016
	37,982	0.49%	12/1/2015	1/4/2016
	262,982

2017	4,267	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,865	2.59%	7/19/2013	7/20/2020
	$332,114	0.93%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $102.6 million and $101.6 million at December 31, 2015 and 2014, respectively.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.48% at December, 2015; 3.19% at December 31, 2014), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2016). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

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

Following are the outstanding subordinated capital notes, which are not trust preferred securities, and were assumed as part of the BBVAPR Acquisition on December 18, 2012:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated capital notes issued in September 2006 amounting to $37.0 million at a fixed rate of 5.76% through September 29, 2011, and three-month LIBOR plus 1.56% thereafter (2.16% at December 31, 2015; 1.81 %at December 31, 2014), due September 29, 2016. Interest on these subordinated notes is payable quarterly during the floating-rate period. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

Subordinated capital notes issued in September 2006 amounting to $30.0 million at a variable rate of three-month LIBOR plus 1.56% thereafter (2.16% at December 31, 2015; 1.81% at December 31, 2014), due September 29, 2016. Interest on these subordinated notes is payable quarterly. The Bank has the option to redeem these subordinated capital notes in whole or in part from time to time before maturity at 100% of the principal amount plus any accrued but unpaid interest to the date of redemption, beginning September 29, 2011, and at each payment date thereafter.

These notes qualified as Tier 2 capital at a discounted rate, which totaled  $13.4 million at December 31, 2014. They have been fully discounted at December 31, 2015. Generally speaking, subordinated notes are included as Tier 2 capital if they have an original weighted average maturity of at least 5 years and comply with certain other requirements. As the notes approach maturity, they begin to take on characteristics of a short term obligation. For this reason, the outstanding amount eligible for inclusion in Tier 2 capital is reduced, or discounted, as the instruments approach maturity: one fifth of the outstanding amount is excluded each year during the instruments last five years before maturity. When the remaining maturity is less than one year, the instrument is excluded from Tier 2 capital.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund at December 31, 2015	$61,975
2016	5,025
$67,000

Other borrowings

Other borrowings, presented in the consolidated statements of financial condition amounted to $1.7 million and $4.0 million at December 31, 2015 and December 31, 2014, respectively, which mainly consists of unsecured fixed-rate borrowings.  For both periods, the unsecured fixed rate borrowings amounted to $1.7 million at a fixed rate of 3.0%.  There are no term notes at December 31, 2015; however, at December 31, 2014, term notes tied to the S&P index amounted to $1.0 million with an index appreciation of $1.3 million.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at December 31, 2015 and 2014:

December 31, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$3,025	$-	$3,025	$2,000	$-	$1,025

December 31, 2014
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$8,107	$-	$8,107	$2,006	$-	$6,101

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$7,257	$-	$7,257	$-	$1,980	$5,277
Securities sold under agreements to repurchase	932,500	-	932,500	1,021,370	-	(88,870)
Total	$939,757	$-	$939,757	$1,021,370	$1,980	$(83,593)

December 31, 2014
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$16,698	$-	$16,698	$-	$2,980	$13,718
Securities sold under agreements to repurchase	977,816	-	977,816	1,088,525	-	(110,709)
Total	$994,514	$-	$994,514	$1,088,525	$2,980	$(96,991)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the 2011 Code, and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Code”). This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Company who are age twenty-one or older. Under this plan, participants may contribute each year up to $18,000. During 2013, the Company changed the matching contribution to 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. The new matching contribution is invested in accordance with the employee’s decision between the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. The Company contributed $808,690, $811,513 and $657,504 in cash during 2015, 2014 and 2013, respectively.  The Company did not contribute any shares during 2015 and 2014 but contributed 7,318 shares in 2013 of its common stock at a cost of approximately $110,000. The Company’s contribution becomes 100% vested once the employee completes three years of service. Effective April 1, 2013, the Plan was amended to include a new subsection which states that all employees who were employed by BBVAPR on December 17, 2012 and who became employees of the Company on December 18, 2012 as a result of the BBVAPR Acquisition by OFG Bancorp that was completed on the same date, shall be credited with all periods of service with BBVAPR for all appropriate purposes under the Plan and can participate in the Plan.

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

NOTE 16 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years ended December 31, 2015, 2014 and 2013 was as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at the beginning of year	$27,011	$18,963	$6,055
New loans and disbursements	13,581	21,797	18,499
Repayments	(9,117)	(13,725)	(4,798)
Credits of persons no longer
considered related parties	-	(24)	(793)
Balance at the end of year	$31,475	$27,011	$18,963

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — INCOME TAXES

The Company is subject to the dispositions of the 2011 Internal Revenue Code of the New Puerto Rico, as amended (the Code).  Among others, the Code imposes a maximum corporate tax rate of 39%.  Recent Code amendments have been incorporated to increase government collections in order to alleviate the governmental structural deficit.  One of the Code’s amendments is Act No. 77-2014 known as “Ley de Ajustes al Sistema Contributivo” (Act of Adjustments to the Tax System).  The most relevant provisions of the Act of Adjustments to the Tax System, as applicable to the Company, and effective for transactions held after June 30, 2014 are as follows: (1) the capital tax rate was increased from 15% to 20% and (2) for an asset to be considered long term capital asset, the holding period must be over a year, which before was defined with a holding period of over six months.

On May 29, 2015 the Governor signed Act No. 72 of 2015. The most relevant provisions of the Act No. 72, as applicable to the Company, for taxable years beginning after December 31, 2014, are as follows: (1) establishes a new definition of “large taxpayers,” which require them to file their tax return following a special procedure established by the Secretary of the Treasury, (2) net operating losses carried forward may be deducted up to 70% of the alternative minimum net income for purposes of computing the alternative minimum tax, and (3) net operating losses carried forward may be deducted up to 80% of the net income for purposes of computing the regular corporate income tax.

Other Code amendments applicable during 2015 are the increase of the Sales and Use Tax (SUT) from 7% to 11.5% beginning July 1st, 2015 and a special SUT to business to business transactions of 4%, beginning October 1st, 2015.   These were implemented as a transitional phase to the enacted Value Added Tax (VAT) of 10.5%, which will be in place on April 1st, 2016, along with a Municipal SUT of 1% on certain taxable items.

Under Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and its subsidiaries are subject to Puerto Rico regular income tax or AMT on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Current income tax expense	$19,775	$13,097	$2,357
Deferred income tax (benefit) expense	(37,329)	24,155	(11,066)
Total income tax (benefit) expense	$(17,554)	$37,252	$(8,709)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Income tax benefit was $17.6 million of the year ended December 31, 2015, compared to the income tax expenses of $37.3 million for December 31, 2014.  The income tax benefit obtained in 2015 was mainly related to the net loss for the period. In relation to the exempt income level, for 2015, 2014, and 2013 the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $17.6 million, $40.5 million, and $11.7 million, respectively. OIB generated exempt income of $6.3 million, $16.5 million and $12.1 million for the years ended 2015, 2014 and 2013, respectively.

The maximum marginal-statutory rate was 39.00%, for the years ended December 31, 2015, 2014 and 2013, and the Company maintained a lower effective tax rate for 2015, 2014 and 2013.

The Company’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follow:

	Year Ended December 31,
	2015		2014		2013
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Tax (benefit) expense at statutory rates	$(7,823)	-39.00%	$47,749	39.00%	$34,997	39.00%
Tax effect of exempt income, net	(8,625)	-43.00%	(10,002)	-26.85%	(4,652)	-4.90%
Effect of tax rate on capital loss carryforwards	-	0.00%	-	0.00%	840	0.94%
Disallowed net operating loss carryover	556	2.77%	8,289	22.25%	-	0.00%
Change in valuation allowance	(2,219)	-11.06%	(958)	-2.57%	1,896	2.11%
Release of unrecognized tax benefits, net	(385)	-1.92%	(1,093)	-2.94%	(1,559)	-1.57%
Effect in deferred taxes due to increase in tax rates
from 30.00% to 39.00%	-	0.00%	-	0.00%	(38,068)	-43.04%
Loan tax basis change effect	-	0.00%	(7,642)	-20.51%	-	0.00%
Effect of change in tax of IBE	-	0.00%	-	0.00%	148	0.17%
Unrealized capital loss	283	1.41%	-	0.00%	-	0.00%
Other items, net	659	3.28%	909	2.00%	(2,311)	-2.58%
Income tax (benefit) expense	$(17,554)	-87.52%	$37,252	10.82%	$(8,709)	-9.70%

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2015 was $2.2 million (December 31, 2014 - $2.6 million). The Company had accrued $175 thousand at December 31, 2015 (December 31, 2014 - $470 thousand) for the payment of interest and penalties relating to unrecognized tax benefits. During 2015, $560 thousand was released based on negotiations with the IRS related to taxable dividends from the Federal Home Loan Bank.  These negotiations concluded and the subject is settled with the IRS.

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2015	2014	2013
	In thousands)
Balance at beginning of year	$2,560	$4,042	$5,452
Additions for tax positions of prior years	175	187	287
Reduction for tax positions as a result of settlements	(560)	(1,388)	-
Reduction for tax positions as a result of lapse of statute of limitations	-	(281)	(1,697)
Balance at end of year	$2,175	$2,560	$4,042

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statute of limitations, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity, and the addition elimination of uncertain tax positions.

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

	December 31,
	2015	2014
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$129,234	$90,090
Loans and other real estate valuation adjustment	10,759	9,295
Net capital and operating loss carry forwards	11,043	28,973
Alternative minimum tax	16,240	16,208
Deposit and borrowings valuation adjustment	133	390
Unrealized net loss included in other comprehensive income	1,680	3,273
S&P option contracts	393	1,882
Acquired portfolio	37,523	46,146
FDIC shared-loss indemnification asset	2,802	-
Other assets allowances	1,547	1,424
Other deferred tax assets	5,612	6,262
Total gross deferred tax asset	216,966	203,943

Deferred tax liability:
FDIC shared-loss indemnification asset	-	(21,809)
FDIC-assisted acquisition, net	(47,956)	(40,740)
Customer deposit and customer relationship intangibles	(3,057)	(3,800)
Loans and building valuation adjustment	(9,991)	(11,656)
Unrealized net gain on available-for-sale securities	(2,566)	(3,799)
Servicing asset	(2,907)	(5,457)
Other deferred tax liabilities	(1,446)	(2,703)
Total gross deferred tax liabilities	(67,923)	$(89,964)
Less: valuation allowance	(3,142)	(5,271)
Net deferred tax asset	$145,901	$108,708

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2015. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company and its subsidiaries have operating and capital loss carry-forwards for income tax purposes which are available to offset future taxable income and capital gains. Operating loss carry-forwards are available until December 2025 and capital loss carry-forwards are available until December 2020. The majority of these operating and capital loss carry-forwards are at the Company and at the Bank amounting to approximately $27.6 million as of December 31, 2015.

The Company follows a two-step approach for recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

The Company is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2011 to 2014, until the applicable statute of limitations expire.  Tax audits by their nature are often complex and can require several years to complete.

NOTE 18 — REGULATORY CAPITAL REQUIREMENTS

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

As of December 31, 2015 and 2014, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2015 and 2014, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2015 and 2014 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of December 31, 2015
Total capital to risk-weighted assets	$846,748	17.29%	$391,723	8.00%	$489,654	10.00%
Tier 1 capital to risk-weighted assets	$782,912	15.99%	$293,792	6.00%	$391,723	8.00%
Common equity tier 1 capital to risk-weighted assets	$594,482	12.14%	$220,344	4.50%	$318,275	6.50%
Tier 1 capital to average total assets	$782,912	11.18%	$280,009	4.00%	$350,011	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$851,437	17.57%	$387,772	8.00%	$484,715	10.00%
Tier 1 capital to risk-weighted assets	$776,525	16.02%	$193,886	4.00%	$290,829	6.00%
Tier 1 capital to average total assets	$776,525	10.61%	$292,738	4.00%	$365,922	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2015
Total capital to risk-weighted assets	$815,458	16.70%	$390,688	8.00%	$488,360	10.00%
Tier 1 capital to risk-weighted assets	$751,886	15.40%	$293,016	6.00%	$390,688	8.00%
Common equity tier 1 capital to risk-weighted assets	$751,886	15.40%	$219,762	4.50%	$317,434	6.50%
Tier 1 capital to average total assets	$751,886	10.80%	$278,399	4.00%	$347,999	5.00%
As of December 31, 2014
Total capital to risk-weighted assets	$820,884	16.99%	$386,444	8.00%	$483,055	10.00%
Tier 1 capital to risk-weighted assets	$746,177	15.45%	$193,222	4.00%	$289,833	6.00%
Tier 1 capital to average total assets	$746,177	10.26%	$290,879	4.00%	$363,599	5.00%

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

The activity in outstanding options for the years ended December 31, 2015, 2014 and 2013 is set forth below:

	Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	888,571	$14.12	908,118	$14.46	922,593	$14.50
Options granted	179,225	17.44	193,100	16.10	196,000	14.52
Options exercised	(112,704)	19.78	(54,397)	11.86	(34,396)	12.65
Options forfeited	(3,569)	16.09	(158,250)	19.29	(176,079)	15.11
End of year	951,523	$12.45	888,571	$14.12	908,118	$14.46

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options  outstanding at December 31, 2015:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	4,078	8.28	3.3	4,078	8.28
8.46 to 11.26	1,000	10.29	1.6	1,000	10.29
11.27 to 14.08	461,820	11.93	4.4	373,754	11.95
14.09 to 16.90	305,300	15.37	7.7	35,100	14.52
16.91 to 19.71	177,825	17.44	9.2
19.72 to 22.53	1,500	21.86	2.2	1,500	21.86
	951,523	$14.06	6.3	415,432	$14.22
Aggregate Intrinsic Value	$-			$-

The average fair value of each option granted during 2015, 2014 and 2013 was $5.77for 2015 and 2014 and $5.94 for 2013. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
Weighted average assumptions:
Dividend yield	1.89%	1.87%	1.66%
Expected volatility	40.93%	42.08%	44.34%
Risk-free interest rate	2.41%	2.38%	1.55%
Expected life (in years)	8.0	8.0	8.0

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015		2014		2013
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of year	153,050	$14.95	158,750	$13.95	197,500	$12.13
Restricted units granted	26,700	16.66	39,200	16.10	85,700	15.86
Restricted units lapsed	(39,750)	11.83	(37,342)	12.03	(113,367)	12.34
Restricted units forfeited	(1,600)	15.45	(7,558)	14.30	(11,083)	12.87
End of year	138,400	$16.17	153,050	$14.95	158,750	$13.95

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2015 was $3.1 million and is expected to be recognized over a weighted-average period of 2.8 years.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of December 31, 2015 and 2014 accumulated issuance costs charged against additional paid in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2015 and 2014, the Bank’s legal surplus amounted to $70.4 million and $70.5million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the year ended December 31, 2015 the Company purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share. During the year ended December 31, 2014 the Company purchased 1,153,998 shares at an average price of $14.66 per share.

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
April 2015	204,338	$14.38	$2,939
May 2015	48,200	13.09	631
June 2015	51,447	12.81	659
July 2015	500,000	9.39	4,696
Year Ended December 31, 2015	803,985	$11.10	$8,925

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
January 2014	57,700	$14.73	$850
February 2014	649,700	14.66	9,522
August 2014	100	15.50	2
October 2014	381,513	14.64	5,585
November 2014	63,100	14.69	927
December 2014	1,885	14.70	28
Year Ended December 31, 2014	1,153,998	$14.66	$16,914

At December 31, 2015 the number of shares that may yet be purchased under the $70 million program is estimated at 1,056,128 and was calculated by dividing the remaining balance of $7.7 million by $7.32 (closing price of the Company common stock at December 31, 2015). The Company did not purchase any shares of its common stock during the year ended December 31, 2015, other than through its publicly announced stock repurchase program.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by the Company for the year ended December 31, 2015 and 2014 is set forth below:

	Year Ended December 31,
	2015		2014		2013
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	8,012,254	$97,070	7,030,101	$80,642	7,090,597	$81,275
Common shares used upon lapse of restricted stock units	(58,279)	(641)	(36,294)	(384)	(53,178)	(556)
Common shares repurchased as part of the stock repurchase program	803,985	8,950	1,153,998	16,948	-	-
Reclassification from common stock	-	-	(135,551)	(136)	-	-
Common shares used to match defined contribution plan, net	-	-	-	-	(7,318)	(77)
End of year	8,757,960	$105,379	8,012,254	$97,070	7,030,101	$80,642

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of December 31, 2015, and 2014 consisted of:

	December 31,	December 31,
	2015	2014
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$22,044	$28,743
Unrealized loss on securities available-for-sale which are other-than-temporarily impaired	(3,196)	-
Income tax effect of unrealized gain on securities available-for-sale	(1,924)	(2,978)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	16,924	25,765
Unrealized loss on cash flow hedges	(4,307)	(8,585)
Income tax effect of unrealized loss on cash flow hedges	1,380	2,531
Net unrealized loss on cash flow hedges	(2,927)	(6,054)
Accumulated other comprehensive income, net of taxes	$13,997	$19,711

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$25,765	$(6,054)	$19,711
Other comprehensive income (loss) before reclassifications	(3,250)	(3,019)	(6,269)
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	(4,662)	-	(4,662)
Amounts reclassified out of accumulated other comprehensive income (loss)	(929)	6,146	5,217
Other comprehensive income (loss)	(8,841)	3,127	(5,714)
Ending balance	$16,924	$(2,927)	$13,997

	Year Ended December 31,
	2014
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$11,433	$(8,242)	$3,191
Other comprehensive income (loss) before reclassifications	14,207	(5,157)	9,050
Amounts reclassified out of accumulated other comprehensive income (loss)	125	7,345	7,470
Other comprehensive income	14,332	2,188	16,520
Ending balance	$25,765	$(6,054)	$19,711

	Year Ended December 31,
	2013
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$68,245	$(12,365)	$55,880
Other comprehensive income (loss) before reclassifications	(56,960)	(1,930)	(58,890)
Amounts reclassified out of accumulated other comprehensive income (loss)	148	6,053	6,201
Other comprehensive income (loss)	(56,812)	4,123	(52,689)
Ending balance	$11,433	$(8,242)	$3,191

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2015, 2014 and 2013:

	Amount reclassified out of accumulated
	other comprehensive income			Affected Line Item in
	Year Ended December 31,			Consolidated Statement
	2015	2014	2013	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$6,443	$6,572	6,053	Net interest expense
Tax effect from increase in capital gains tax rate	(297)	773	-	Income tax expense
Available-for-sale securities:
Other-than-temporary impairment losses on investment securities	(1,490)	-	-	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	45	170	148	Income tax expense
Tax effect from increase in capital gains tax rate	516	(45)	-	Income tax expense
	$5,217	$7,470	$6,201

NOTE 22 – (LOSS) EARNINGS PER COMMON SHARE

The calculation of (loss) earnings per common share for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share data)
Net (loss) income	$(2,504)	$85,181	$98,446
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,512)	(6,512)	(6,512)
Convertible preferred stock (Series C)	(7,350)	(7,350)	(7,350)
(Loss) income available to common shareholders	$(16,366)	$71,319	$84,584
Effect of assumed conversion of the convertible ' ' preferred stock	7,350	7,350	7,350
(Loss) income available to common shareholders assuming conversion	$(9,016)	$78,669	$91,934

Weighted average common shares and share equivalents:
Average common shares outstanding	44,231	45,024	45,706
Effect of dilutive securities:
Average potential common shares-options	68	155	189
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,156	7,147	7,138
Total weighted average common shares ' 'outstanding and equivalents	51,455	52,326	53,033
(Loss) earnings per common share - basic	$(0.37)	$1.58	$1.85
(Loss) earnings per common share - diluted	$(0.37)	$1.50	$1.73

In computing diluted (loss) earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at December 31, 2015, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted (loss) earnings per common share, the dividends declared during the years ended 2015, 2014 and 2013 on the convertible preferred stock were added back as income available to common shareholders.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended 2015, 2014 and 2013, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 887,307,  320,772 and 230,392, respectively

NOTE 23 – GUARANTEES

At December 31, 2015, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $14.7 million (December 31, 2014- $33.0 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2015 and 2014, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $22.4 million and $67.8 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2015, 2014 and 2013.

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Balance at beginning of year	$927	$1,955	$2,460
Net (charge-offs/terminations) recoveries	(488)	(1,028)	(505)
Balance at end of year	$439	$927	$1,955

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2015, the Company repurchased approximately $4.1 million of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2015, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $439 thousand (December 31, 2014– $927 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. At December 31, 2015, the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $22.1 million in unpaid principal balance (December 31, 2014 – $10.7 million). A substantial amount of these loans are reinstated to performing status or have mortgage insurance, and thus the ultimate losses on the loans are not deemed significant.

During 2015, 2014 and 2013, the Company recognized $1.4 million, $143 thousand and $281 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $2.5 million in losses in 2015 and 2014 from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2015, the Company serviced $664.6 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2015, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $301 thousand (December 31, 2014 - $391 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at December 31, 2015 and 2014 were as follows:

	December 31,
	2015	2014
	(In thousands)
Commitments to extend credit	$607,051	$493,248
Commercial letters of credit	1,508	885

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

At December 31, 2015 and 2014, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These commitments to extend credit had a reserve of $667 thousand at December 31, 2015 and $621 thousand at December 31, 2014.

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

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2015, and  2014, is as follows:

	December 31,
	2015	2014
	(In thousands)
Standby letters of credit and financial guarantees	$14,656	$32,970
Loans sold with recourse	22,374	67,803
Commitments to sell or securitize mortgage loans	34,888	10,207

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2015, 2014 and 2013, amounted to $9.2 million, $9.7 million and $10.1 million, respectively, and is included in the “occupancy and equipment” caption in the consolidated statements of operations. Future rental commitments under leases in effect at December 31, 2015, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2016	$7,755
2017	7,283
2018	6,278
2019	6,182
2020	5,455
Thereafter	12,397
$45,350

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

Fair Value Measurement

The fair value measurement framework defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This framework also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Money market investments

The fair value of money market investments is based on the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2015 and 2014, the Company did not have investment securities classified as Level 3.

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

Impaired Loans

Impaired loans are carried at the present value of expected future cash flows using the loan’s existing rate in a discounted cash flow calculation, or the fair value of the collateral if the loan is collateral-dependent. Expected cash flows are based on internal inputs reflecting expected default rates on contractual cash flows. This method of estimating fair value does not incorporate the exit-price concept of fair value described in ASC 820-10 and would generally result in a higher value than the exit-price approach. For loans measured using the estimated fair value of collateral less costs to sell, fair value is generally determined based on the fair value of the collateral, which is derived from appraisals that take into consideration prices in observed transactions involving similar assets in similar locations, in accordance with the provisions of ASC 310-10-35 less disposition costs. Currently, the associated loans considered impaired are classified as Level 3.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, are summarized below:

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$974,609	$-	$974,609
Trading securities	-	288	-	288
Money market investments	4,699	-	-	4,699
Derivative assets	-	1,854	1,171	3,025
Servicing assets	-	-	7,455	7,455
Derivative liabilities	-	(6,162)	(1,095)	(7,257)
	$4,699	$970,589	$7,531	$982,819
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$235,767	$235,767
Foreclosed real estate	-	-	58,176	58,176
Other repossessed assets	-	-	6,226	6,226
	$-	$-	$300,169	$300,169

	December 31, 2014
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,216,538	$-	$1,216,538
Trading securities	-	1,594	-	1,594
Money market investments	4,675	-	-	4,675
Derivative assets	-	2,552	5,555	8,107
Servicing assets	-	-	13,992	13,992
Derivative liabilities	-	(11,221)	(5,477)	(16,698)
	$4,675	$1,209,463	$14,070	$1,228,208
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$236,942	$236,942
Foreclosed real estate	-	-	95,661	95,661
Other repossessed assets	-	-	21,800	21,800
	$-	$-	$354,403	$354,403

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2015, 2014 and 2013.:

	Year Ended December 31, 2015
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$-	$5,555	$13,992	$(5,477)	$14,070
Gains (losses) included in earnings	-	(4,384)	-	4,197	(187)
Sale of mortgage servicing rights	-	-	(5,927)	-	(5,927)
New instruments acquired	-	-	2,620	-	2,620
Principal repayments	-	-	(1,017)	-	(1,017)
Amortization	-	-	-	185	185
Changes in fair value related to price of MSR held-for-sale	-	-	(2,939)	-	(2,939)
Changes in fair value of servicing assets	-	-	726	-	726
Balance at end of period	$-	$1,171	$7,455	$(1,095)	$7,531

	Year Ended December 31, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(10,875)	-	9,659	(1,216)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	2,149	-	2,149
Principal repayments	(20,000)	-	(1,072)	-	(21,072)
Amortization	-	-	-	600	600
Changes in fair value of servicing assets	-	-	(886)	-	(886)
Balance at end of period	$-	$5,555	$13,992	$(5,477)	$14,070

	Year Ended December 31, 2013
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$20,012	$13,233	$10,795	$(12,707)	$31,333
Gains (losses) included in earnings	-	3,197	-	(5,039)	(1,842)
Changes in fair value of investment securities available for sale included in other comprehensive income	(332)	-	-	-	(332)
New instruments acquired	-	-	3,178	-	3,178
Principal repayments	-	-	(951)	-	(951)
Amortization	-	-	-	2,010	2,010
Changes in fair value of servicing assets	-	-	779	-	779
Balance at end of period	$19,680	$16,430	$13,801	$(15,736)	$34,175

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2015, 2014 and 2013, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2015:

	December 31, 2015
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$1,170	Option pricing model	Implied option volatility	34.31%- 38.61%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	72.00%- 72.00%
Servicing assets	$7,455	Cash flow valuation	Constant prepayment rate	5.23% - 15.24%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(1,095)	Option pricing model	Implied option volatility	34.31%- 38.61%
			Counterparty credit risk (based on 5-year CDS spread)	72.00%- 72.00%
Collateral dependant impaired loans	$40,532	Fair value of property or collateral	Appraised value less disposition costs	28.20% - 44.20%

Puerto Rico Electric Power Authority line of credit, net	$190,290	Cash flow valuation	Discount rate	7.25%

Other non-collateral dependant impaired loans	$4,945	Cash flow valuation	Discount rate	5.75% - 16.95%

Foreclosed real estate	$58,176	Fair value of property or collateral	Appraised value less disposition costs	28.20% - 44.20%

Other repossessed assets	$6,226	Fair value of property or collateral	Appraised value less disposition costs	28.20% - 44.20%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at December 31, 2015 and 2014 is as follows:

	December 31,		December 31,
	2015		2014
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$536,709	$536,709	$573,427	$573,427
Restricted cash	3,349	$3,349	8,407	$8,407
Level 2
Financial Assets:
Trading securities	288	$288	1,594	$1,594
Investment securities available-for-sale	974,609	$974,609	1,216,538	$1,216,538
Investment securities held-to-maturity	614,679	$620,189	164,154	$162,752
Federal Home Loan Bank (FHLB) stock	20,783	$20,783	21,169	$21,169
Other investments	3	$3	3	$3
Derivative assets	1,855	$1,855	2,552	$2,552
Financial Liabilities:
Derivative liabilities	6,162	$6,162	11,221	$11,221
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	4,101,219	4,434,213	4,909,361	4,826,646
Derivative assets	1,170	$1,170	5,555	$5,555
FDIC indemnification asset	17,786	$22,599	75,969	$97,378
Accrued interest receivable	20,637	$20,637	21,345	$21,345
Servicing assets	7,455	$7,455	13,992	$13,992
Accounts receivable and other assets	42,786	42,786	38,830	38,830
Financial Liabilities:
Deposits	4,705,878	$4,715,764	4,887,770	$4,918,929
Securities sold under agreements to repurchase	955,859	$934,691	1,020,621	$980,087
Advances from FHLB	335,812	$332,476	339,172	$334,331
Other borrowings	2,593	$1,734	3,979	$4,004
Subordinated capital notes	94,940	$102,633	104,288	$101,584
Accrued expenses and other liabilities	92,935	$92,935	133,290	$133,290
Derivative liabilities embedded in deposits	1,095	$1,095	5,477	$5,477

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2015 and 2014:

•     Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, accounts receivable and other assets and accrued expenses and other liabilities have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

•     Investments in FHLB-NY stock are valued at their redemption value.

•     The fair value of investment securities, including trading securities and other investments, is based on quoted market prices, when available or prices provided from contracted pricing providers, or market prices provided by recognized broker-dealers. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31, 2015
		Wealth		Total Major			Consolidated
	Banking	Management	Treasury	Segments	Eliminations		Total
	(In thousands)
Interest income	$367,620	$95	$38,853	$406,568	$-		$406,568
Interest expense	(28,425)	-	(40,771)	(69,196)	-		(69,196)
Net interest income	339,195	95	(1,918)	337,372	-		337,372
Provision for loan and lease losses	(161,501)	-	-	(161,501)	-		(161,501)
Non-interest income	23,900	28,288	284	52,472	-		52,472
Non-interest expenses	(219,415)	(22,564)	(6,422)	(248,401)	-		(248,401)
Intersegment revenue	1,427	-	948	2,375	(2,375)		-
Intersegment expenses	(948)	(1,027)	(400)	(2,375)	2,375		-
Income (loss) before income taxes	$(17,342)	$4,792	(7,508)	$(20,058)	$-		$(20,058)
Total assets	5,867,874	$22,349	$2,126,921	$8,017,144	$(917,995)		$7,099,149

	Year Ended December 31, 2014
		Wealth		Total Major			Consolidated
	Banking	Management	Treasury	Segments	Eliminations		Total
	(In thousands)
Interest income	$435,580	$174	$49,503	$485,257	$-		$485,257
Interest expense	(34,721)	-	(42,061)	(76,782)	-		(76,782)
Net interest income	400,859	174	7,442	408,475	-		408,475
Provision for loan and lease losses	(60,640)	-	-	(60,640)	-		(60,640)
Non-interest (loss) income	(13,389)	28,525	2,187	17,323	-		17,323
Non-interest expenses	(213,935)	(21,748)	(7,042)	(242,725)	-		(242,725)
Intersegment revenue	1,410	-	327	1,737	(1,737)		-
Intersegment expenses	(327)	(1,089)	(321)	(1,737)	1,737		-
Income before income taxes	$113,978	$5,862	$2,593	$122,433	$-		$122,433
Total assets	$6,454,015	$21,644	$1,940,504	$8,416,163	$(967,054)	$(967,054)	$7,449,109

	Year Ended December 2013
		Wealth		Total Major			Consolidated
	Banking	Management	Treasury	Segments	Eliminations		Total
	(In thousands)
Interest income	$445,363	$354	$47,915	$493,632	$-		$493,632
Interest expense	(42,044)	-	(41,916)	(83,960)	-		(83,960)
Net interest income	403,319	354	5,999	409,672	-		409,672
Provision for loan and lease losses	(72,894)	-	-	(72,894)	-		(72,894)
Non-interest (loss) income	(17,438)	30,614	3,919	17,095	-		17,095
Non-interest expenses	(222,408)	(26,603)	(15,125)	(264,136)	-		(264,136)
Intersegment revenue	618	-	1,195	1,813	(1,813)		-
Intersegment expenses	-	(1,813)		(1,813)	1,813		-
Income (loss) before income taxes	$91,197	$2,552	$(4,012)	$89,737	$-		$89,737
Total assets	$5,820,726	$23,280	$3,084,409	$8,928,415	$(770,400)	$(967,054)	$8,158,015

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 27 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, the Company generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to the Company may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2015, Oriental Insurance and Oriental Financial Services did not pay any dividends to the Company.  During 2014, Oriental Insurance and Oriental Financial Services paid $2.70 million and $3.2 million, respectively, in dividends to the Company.  During 2013, Oriental Insurance and Oriental Financial Services paid $12.4 million and $3.2 million, respectively, in dividends to the Company.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended December 31, 2015, 2014 and 2013:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2015	2014
	(In thousands)
ASSETS
Cash and cash equivalents	$20,240	$16,824
Investment securities available-for-sale, at fair value	6,017	8,244
Investment in bank subsidiary, equity method	890,449	943,664
Investment in nonbank subsidiaries, equity method	19,137	17,071
Due from bank subsidiary, net	119	87
Deferred tax asset, net	3,047	-
Other assets	2,042	2,089
Total assets	$941,051	$987,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	6,098	7,927
Deferred tax liabilities, net	-	75
Due to affiliates	9	9
Accrued expenses and other liabilities	1,784	1,688
Subordinated capital notes	36,083	36,083
Total liabilities	43,974	45,782
Stockholders’ equity	897,077	942,197
Total liabilities and stockholders’ equity	$941,051	$987,979

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Income:
Interest income	$321	$404	$400
Investment trading activities, net and other	4,007	4,308	3,668
Total income	4,328	4,712	4,068
Expenses:
Interest expense	1,222	1,201	1,219
Operating expenses	6,866	6,607	6,003
Total expenses	8,088	7,808	7,222
(Loss) before income taxes	(3,760)	(3,096)	(3,154)
Income tax expense (benefit)	3,088	-	(2)
(Loss) before changes in undistributed earnings of subsidiaries	(672)	(3,096)	(3,156)
Bank subsidiary	(3,804)	84,787	98,133
Nonbank subsidiaries	1,972	3,490	3,469
Net (loss) income	$(2,504)	$85,181	$98,446

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2015	2014	2013
	(In thousands)
Net (loss) income	$(2,504)	$85,181	$98,446
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(170)	209	(519)
Other comprehensive (loss) income from Bank subsidiary	(5,578)	16,361	(52,249)
Other comprehensive (loss) income before taxes	(5,748)	16,570	(52,768)
Income tax effect	34	(50)	79
Other comprehensive income (loss) after taxes	(5,714)	16,520	(52,689)
Comprehensive income (loss)	$(8,218)	$101,701	$45,757

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net (loss) income	$(2,504)	$85,181	$98,446
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	3,804	(84,787)	(98,133)
Equity in undistributed earnings from nonbanking subsidiaries	(1,972)	(3,490)	(3,469)
Amortization of investment securities premiums, net of accretion of discounts	44	21	141
Other impairments on securities	-	62	7
Stock-based compensation	1,637	1,036	1,823
Deferred income tax, net	(3,088)	-	2,272
Net decrease in other assets	148	554	11
Net (decrease) in accrued expenses, other liabilities, and dividend payable	(221)	(696)	(2,051)
Dividends from banking subsidiary	45,000	28,000	-
Dividends from non-banking subsidiary	-	5,900	15,600
Net cash provided by operating activities	42,848	31,781	14,647
Cash flows from investing activities:
Maturities and redemptions of investment securities available-for-sale	2,013	1,318	4,676
Net (increase) decrease in due from bank subsidiary, net	317	(218)	2,461
Capital contribution to banking subsidiary	(1,167)	(892)	(1,385)
Capital contribution to non-banking subsidiary	(94)	(76)	(99)
Additions to premises and equipment	(132)	-	-
Net cash provided by investing activities	937	132	5,653
Cash flows from financing activities:
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	204	643	(572)
Proceeds from issuance of common stock, net	-	-	(16)
Proceeds from issuance of preferred stock, net	-	-	(25)
Purchase of treasury stock	(8,950)	(16,948)	-
Dividends paid	(31,623)	(28,341)	(24,651)
Net cash used in financing activities	(40,369)	(44,646)	(25,264)
Net change in cash and cash equivalents	3,416	(12,733)	(4,964)
Cash and cash equivalents at beginning of year	16,824	29,557	34,521
Cash and cash equivalents at end of year	$20,240	$16,824	$29,557

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2015, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2015:

	(a)		(b)		(c)
					Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	1,024,923	(1)	$12.27	(2)	$979,870
Stock Option Plans	65,000		12.42	(2)	-
	1,089,923		$12.28		979,870

(1) Includes 886,523 stock options and 138,400 restricted stock units.
(2) Exercise price related to stock options.

The Company recorded approximately $1.637 million, $1.036 million and $1.823 million related to stock-based compensation expense during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2015 and 2014
Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013
Notes to the Consolidated Financial Statements

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

2.2	Acquisition Agreement dated as of June 28, 2012 between the Company and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Composite Certificate of Incorporation.

3.2	By-Laws.(3)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(4)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(5)

4.3	Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(6)

4.4	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(7)

4.5	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(8)

4.6	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(9)

4.7	Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (6)

4.8	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(7)

10.1	Subscription Agreement, dated June 28, 2012, between the Company and each of the purchasers of the Convertible Preferred Stock. (10)

10.2	Lease Agreement between the Company and Professional Office Park V, Inc. (11)

10.3	First Amendment to Lease Agreement Dated May 18, 2004, between the Company and Professional Office Park V, Inc.(12)

10.4	Change in Control Compensation Agreement between the Company and José R. Fernández.(13)

10.5	Change in Control Compensation Agreement between the Company and Ganesh Kumar (14)

10.6	Technology Outsourcing Agreement between the Company and Metavante Corporation.(15)

10.7	OFG Bancorp 2007 Omnibus Performance Incentive Polan, as amended and restated.(16)

10.8	Form of qualified stock option award and agreement (17)

10.9	Form of restricted stock award and agreement (18)

10.10	Form of restricted unit award and agreement (19)

10.11	Employment Agreement between the Company and José R. Fernández (20)

10.12	Amendment to Technology Outsourcing Agreement between the Company and Metavante Corporation (21)

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof )

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)    Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(5)    Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(6)    Incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on July 3, 2012.

(7)    Incorporated herein by reference to Exhibit 3.1 of the Company’s current report on Form 8-K filed with the SEC on November 8, 2012.

(8)    Incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(9)    Incorporated herein by reference to Exhibit 4.2 of the Company’s registration statement on Form S-3, as amended, filed with the SEC on September 23, 2003.

(10)  Incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on August 3, 2012.

(11)  Incorporated herein by reference to Exhibit 10.5 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(12)   Incorporated herein by reference to Exhibit 10.6 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(13)   Incorporated herein by reference to Exhibit 10.12 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(14)   Incorporated herein by reference to Exhibit 10.14 of the Company’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(15)   Incorporated herein by reference to Exhibit 10.23 of the Company’s annual report on Form 10-K filed with the SEC on March 28, 2007.

(16)   Incorporated herein by reference to Exhibit 4.1 of the Company’s registration statement on Form S-8 filed with the SEC on October 7, 2013.

(17)   Incorporated herein by reference to Exhibit 10.1 of the Company’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(18)   Incorporated herein by reference to Exhibit 10.2 of the Company’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(19)   Incorporated herein by reference to Exhibit 10.1 of the Company’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.

(20)   Incorporated herein by reference to Exhibit 10 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 12, 2013.

(21)   Incorporated herein by reference to Exhibit 10.16 of the Company’s annual report on Form 10-K filed with the SEC on March 3, 2014.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 14, 2016
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Dated: March 14, 2016
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: March 14, 2016
Maritza Arizmendi Díaz
Senior Vice President and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 14, 2016
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 14, 2016
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 14, 2016
Juan Carlos Aguayo
Director

By:	/s/ Francisco Arriví	Dated: March 14, 2016
Francisco Arriví
Director

By:	/s/ Pedro Morazzani	Dated: March 14, 2016
Pedro Morazzani
Director

By:	/s/ Rafael Martínez-Margarida	Dated: March 14, 2016
Rafael Martínez-Margarida
Director

By:	/s/ Néstor de Jesús	Dated: March 14, 2016
Néstor de Jesús
Director