Form 10-Q
period 2016-03-31
OFG BANCORP
filed 2016-05-06
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Large Accelerated Filer ☐             Accelerated Filer ý               Non-Accelerated Filer ☐                Smaller Reporting Company ☐                                                                                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 43,913,719  common shares ($1.00 par value per share) outstanding as of April 29, 2016

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2016 AND DECEMBER 31, 2015

	March 31,	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$671,952	$532,010
Money market investments	5,897	4,699
Total cash and cash equivalents	677,849	536,709
Restricted cash	3,349	3,349
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2015 - $667)	314	288
Investment securities available-for-sale, at fair value, with amortized cost of $653,673 (December 31, 2015 - $955,646)	669,285	974,609
Investment securities held-to-maturity, at amortized cost, with fair value of $641,346 (December 31, 2015 - $614,679)	637,036	620,189
Federal Home Loan Bank (FHLB) stock, at cost	20,761	20,783
Other investments	3	3
Total investments	1,327,399	1,615,872
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	17,165	13,614
Loans held for investment, net of allowance for loan and lease losses of $238,271 (December 31, 2015 - $234,131)	4,342,964	4,420,599
Total loans	4,360,129	4,434,213
Other assets:
FDIC indemnification asset	20,923	22,599
Foreclosed real estate	56,777	58,176
Accrued interest receivable	18,392	20,637
Deferred tax asset, net	145,518	145,901
Premises and equipment, net	73,975	74,590
Customers' liability on acceptances	19,381	14,582
Servicing assets	7,819	7,455
Derivative assets	2,662	3,025
Goodwill	86,069	86,069
Other assets	74,330	75,972
Total assets	$6,874,572	$7,099,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,018,346	$1,862,572
Savings accounts	1,180,936	1,179,229
Time deposits	1,580,411	1,675,950
Total deposits	4,779,693	4,717,751
Borrowings:
Securities sold under agreements to repurchase	636,172	934,691
Advances from FHLB	331,980	332,476
Subordinated capital notes	102,808	102,633
Other borrowings	1,756	1,734
Total borrowings	1,072,716	1,371,534
Other liabilities:
Derivative liabilities	6,220	6,162
Acceptances executed and outstanding	19,381	14,582
Accrued expenses and other liabilities	92,761	92,043
Total liabilities	5,970,771	6,202,072
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding, (December 31, 2015 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares)
$25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2015 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
43,913,719 shares outstanding (December 31, 2015 - 52,625,869; 43,867,909)	52,626	52,626
Additional paid-in capital	540,371	540,512
Legal surplus	71,865	70,435
Retained earnings	155,529	148,886
Treasury stock, at cost, 8,712,150 shares (December 31, 2015 - 8,757,960 shares)	(104,874)	(105,379)
Accumulated other comprehensive income, net of tax of $177 (December 31, 2015 - $1,182)	12,284	13,997
Total stockholders’ equity	903,801	897,077
Total liabilities and stockholders’ equity	$6,874,572	$7,099,149
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

	Quarter Ended March 31
	2016	2015
	(In thousands, except per share data)
Interest income:
Loans	$81,152	$97,483
Mortgage-backed securities	8,997	8,590
Investment securities and other	1,157	928
Total interest income	91,306	107,001
Interest expense:
Deposits	7,124	7,104
Securities sold under agreements to repurchase	6,099	7,164
Advances from FHLB and other borrowings	2,240	2,235
Subordinated capital notes	868	863
Total interest expense	16,331	17,366
Net interest income	74,975	89,635
Provision for loan and lease losses, net	13,789	42,193
Net interest income after provision for loan and lease losses	61,186	47,442
Non-interest income:
Banking service revenue	10,118	10,205
Wealth management revenue	6,152	7,155
Mortgage banking activities	855	1,863
Total banking and financial service revenues	17,125	19,223

FDIC shared-loss expense, net	(4,029)	(13,084)
Net gain (loss) on:
Sale of securities	11,996	2,572
Derivatives	(3)	(90)
Early extinguishment of debt	(12,000)	-
Other non-interest income (loss)	414	(1,740)
Total non-interest income, net	13,503	6,881

Non-interest expense:
Compensation and employee benefits	20,284	20,180
Professional and service fees	3,626	4,181
Occupancy and equipment	7,822	8,636
Insurance	3,150	1,953
Electronic banking charges	5,589	5,367
Information technology expenses	1,657	1,454
Advertising, business promotion, and strategic initiatives	1,443	1,629
Foreclosure, repossession and other real estate expenses	2,806	5,447
Loan servicing and clearing expenses	2,081	2,353
Taxes, other than payroll and income taxes	2,671	1,479
Communication	819	691
Printing, postage, stationary and supplies	725	637
Director and investor relations	278	294
Other	1,906	2,031
Total non-interest expense	54,857	56,332
Income (loss) before income taxes	19,832	(2,009)
Income tax expense	5,661	979
Net income (loss)	14,171	(2,988)
Less: dividends on preferred stock	(3,465)	(3,465)
Net income (loss) available to common shareholders	$10,706	$(6,453)
Earnings (loss) per common share:
Basic	$0.24	$(0.14)
Diluted	$0.24	$(0.14)
Average common shares outstanding and equivalents	51,064	51,977
Cash dividends per share of common stock	$0.06	$0.10

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

	Quarter Ended March 31,
	2016	2015
	(In thousands)

Net income (loss)	$14,171	$(2,988)
Other comprehensive (loss) income before tax:
Unrealized gain on securities available-for-sale	8,643	7,375
Realized gain on investment securities included in net income (loss)	(11,996)	(2,572)
Unrealized (loss) gain on cash flow hedges	(11)	55
Other comprehensive (loss) income before taxes	(3,364)	4,858
Income tax effect	1,651	(245)
Other comprehensive (loss) income after taxes	(1,713)	4,613
Comprehensive income	$12,458	$1,625

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	540,512	539,311
Stock-based compensation expense	364	347
Lapsed restricted stock units	(505)	(436)
Balance at end of period	540,371	539,222
Legal surplus:
Balance at beginning of period	70,435	70,467
Transfer from (to) retained earnings	1,430	(370)
Balance at end of period	71,865	70,097
Retained earnings:
Balance at beginning of period	148,886	181,152
Net (loss) income	14,171	(2,988)
Cash dividends declared on common stock	(2,633)	(4,464)
Cash dividends declared on preferred stock	(3,465)	(3,465)
Transfer to (from) legal surplus	(1,430)	370
Balance at end of period	155,529	170,605
Treasury stock:
Balance at beginning of period	(105,379)	(97,070)
Lapsed restricted stock units	505	575
Balance at end of period	(104,874)	(96,495)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	13,997	19,711
Other comprehensive (loss) income, net of tax	(1,713)	4,613
Balance at end of period	12,284	24,324
Total stockholders’ equity	$903,801	$936,379

See notes to unaudited consolidated financial statements

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$14,171	$(2,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	888	860
Amortization of fair value premiums, net of discounts, on acquired loans	39	2,295
Amortization of investment securities premiums, net of accretion of discounts	2,129	2,500
Amortization of core deposit and customer relationship intangibles	419	476
Amortization of fair value premiums on acquired deposits	97	346
FDIC shared-loss expense, net	4,029	13,084
Depreciation and amortization of premises and equipment	2,487	2,714
Deferred income tax expense (benefit), net	2,033	(613)
Provision for loan and lease losses, net	13,789	42,193
Stock-based compensation	364	347
(Gain) loss on:
Sale of securities	(11,996)	(2,572)
Sale of mortgage loans held-for-sale	(344)	(1,258)
Derivatives	61	(18)
Early extinguishment of debt	12,000	-
Foreclosed real estate	2,483	(567)
Sale of other repossessed assets	(723)	2,148
Sale of premises and equipment	14	4
Originations of loans held-for-sale	(39,513)	(54,615)
Proceeds from sale of loans held-for-sale	13,303	22,613
Net (increase) decrease in:
Trading securities	(26)	630
Accrued interest receivable	2,245	1,751
Servicing assets	(364)	1,828
Other assets	(949)	(801)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(397)	(765)
Accrued expenses and other liabilities	7,239	4,573
Net cash provided by operating activities	23,478	34,165
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(107)	(948)
Investment securities held-to-maturity	(32,552)	(14,221)
Maturities and redemptions of:
Investment securities available-for-sale	40,778	55,605
Investment securities held-to-maturity	14,704	3,925
FHLB stock	22	21
Proceeds from sales of:
Investment securities available-for-sale	295,172	67,075
Foreclosed real estate and other repossessed assets, including write-offs	12,248	15,635
Proceeds from sale of loans held-for-sale	478	-
Premises and equipment	36	-
Origination and purchase of loans, excluding loans held-for-sale	(186,640)	(184,834)
Principal repayment of loans, including covered loans	236,787	228,993
Reimbursements from the FDIC on shared-loss agreements	406	15,462
Additions to premises and equipment	(1,922)	(864)
Net change in restricted cash	-	(6,999)
Net cash provided by investing activities	379,410	178,850

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015 – (CONTINUED)

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	54,635	(44,468)
Securities sold under agreements to repurchase	(310,000)	(52,816)
FHLB advances, federal funds purchased, and other borrowings	(460)	(2,728)
Subordinated capital notes	175	262
Exercise of stock options and restricted units lapsed, net	-	139
Dividends paid on preferred stock	(3,465)	(3,465)
Dividends paid on common stock	(2,633)	(4,464)
Net cash used in financing activities	$(261,748)	$(107,540)
Net change in cash and cash equivalents	141,140	105,475
Cash and cash equivalents at beginning of year	536,709	573,427
Cash and cash equivalents at end of year	$677,849	$678,902
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$16,310	$17,893
Income taxes paid	$3,642	$-
Mortgage loans securitized into mortgage-backed securities	$23,003	$25,820
Transfer from loans to foreclosed real estate and other repossessed assets	$11,629	$13,618
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$-	$1,485

See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (the “Company”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”) and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

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

Recent Accounting Developments

Adoption of New Accounting Standards

In December 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standard Update ("ASU") that required a company that issues or invests in a hybrid financial instrument (e.g., a preferred share with a redemption feature, a conversion feature, or both) to determine the nature of the host contract by considering the economic characteristics of the entire instrument, including the embedded derivative feature that is being evaluated for separate accounting. Concluding the host contract is debt-like (versus equity-like) may result in substantially different answers about whether certain features must be accounted for separately. The guidance provides a modified retrospective transition for all existing hybrid financial instruments in the form of a share, with the option for full retrospective application. For public business entities, the amendments of this update are effective for interim and annual periods beginning after December 15, 2015. This update did not have a material impact on the Company’s financial position, results of operations or cash flows.

Recently Issued but not yet Effective Accounting Standards

ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting - In March 2016, the FASB issued ASU 2016-09, Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies and improves several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The effective date of ASU 2016-09 is for interim and annual reporting periods beginning after December 15, 2016. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

ASU 2016-07, Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting - In March 2016, the FASB issued ASU 2016-07, Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting. ASU 2016-07 eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings once an investment qualifies for use of the equity method. It requires the equity method investor to add the cost of acquiring the additional interest in the investee to the current basis of the investor's previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting without retroactive adjustment. The effective date of ASU 2016-07 is for interim and annual reporting periods beginning after December 15, 2016. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ASU 2016-02, Leases (Topic 842) - In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The main provision of ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous Generally Accepted Accounting Principles ("GAAP"). The effective date of ASU 2016-02 is for interim and annual reporting periods beginning after December 15, 2018. The ASU has not yet been adopted. The Company is currently evaluating the impact on our Company’s consolidated financial position, cash flows and results of operations.

ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities - In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 revises the accounting related to the classification and measurement of investments in equity securities and the presentation of certain fair value changes for financial liabilities measured at fair value. The effective date of ASU 2016-01 is for interim and annual reporting periods beginning after December 15, 2017. The ASU has not yet been adopted; however, it is not expected to have a material impact on the Company's consolidated financial position, cash flows or results of operations.

ASU 2014-09, Revenue from Contracts with Customers  - In May 2014, the FASB issued ASU 2014-09 Revenue from Contracts with Customers. The main provisions of the update require the identification of performance obligations within a contract and require the recognition of revenue based on a stand-alone allocation of contract revenue to each performance obligation. Performance obligations may be satisfied and revenue recognized over a period of time if: (i) the customer simultaneously receives and consumes the benefits provided by the entity’s performance as the entity performs, or (ii) the entity’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (iii) the entity’s performance does not create an asset with an alternative use to the entity and the entity has an enforceable right to payment for performance completed to date. After a recent one-year deferral of the effective date, the amendments of the update are to be effective for public entities beginning with interim and annual reporting periods beginning after December 15, 2017. Management does not expect the requirements of this update to have a material impact on the Company’s financial position, results of operations or cash flows.

Other than the accounting pronouncement disclosed above, there are no other new accounting pronouncements issued during the first quarter of 2016 that could have a material impact on the Company’s financial position, operating results or financials statement disclosures.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	March 31,	December 31,
	2016	2015
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,369	1,369
	$3,349	$3,349

At March 31, 2016 and December 31, 2015, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At March 31, 2016 and December 31, 2015, the Company had delivered $2.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At March 31, 2016 and December 31, 2015, the Company delivered as collateral cash amounting to $1.4 million for both periods.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2016 was $152.8 million (December 31, 2015 - $148.9 million). At March 31, 2016 and December 31, 2015, the Bank complied with such requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2016 and December 31, 2015, money market instruments included as part of cash and cash equivalents amounted to $5.9 million and $4.7 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$431,411	$13,445	$-	$444,856	2.63%
GNMA certificates	79,477	3,220	-	82,697	3.15%
CMOs issued by US government-sponsored agencies	128,957	353	728	128,583	1.86%
Total mortgage-backed securities	639,845	17,018	728	656,136	2.54%
Investment securities
Obligations of US government-sponsored agencies	4,785	51	-	4,837	1.36%
Obligations of Puerto Rico government and public instrumentalities	6,720	-	873	5,847	5.55%
Other debt securities	2,323	142	-	2,465	2.99%
Total investment securities	13,828	193	873	13,149	3.67%
Total securities available for sale	$653,673	$17,211	$1,601	$669,285	2.56%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$612,012	4,402	81	616,333	2.23%
Investment securities
US Treasury securities	25,024	-	11	25,013	0.49%
Total securities held to maturity	637,036	4,402	92	641,346	2.17%
Total	$1,290,709	$21,613	$1,693	$1,310,631	2.37%

	December 31, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$735,363	$25,791	$1,509	$759,645	2.97%
GNMA certificates	57,129	1,366	-	58,495	3.19%
CMOs issued by US government-sponsored agencies	137,787	27	2,741	135,073	1.85%
Total mortgage-backed securities	930,279	27,184	4,250	953,213	2.82%
Investment securities
Obligations of US government-sponsored agencies	5,122	-	29	5,093	1.36%
Obligations of Puerto Rico government and public instrumentalities	17,801	-	4,070	13,731	6.24%
Other debt securities	2,444	128	-	2,572	2.98%
Total investment securities	25,367	128	4,099	21,396	4.94%
Total securities available-for-sale	$955,646	$27,312	$8,349	$974,609	2.87%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	595,157	426	5,865	589,718	2.24%
Investment securities
US Treasury securities	25,032	-	71	24,961	0.49%
Total securities held to maturity	620,189	426	5,936	614,679	2.17%
Total	$1,575,835	$27,738	$14,285	$1,589,288	2.60%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at March 31, 2016, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due from 5 to 10 years
FNMA and FHLMC certificates	$13,936	$14,250	$-	$-
Total due from 5 to 10 years	13,936	14,250	-	-
Due after 10 years
FNMA and FHLMC certificates	417,475	430,606	612,012	616,333
GNMA certificates	79,477	82,697	-	-
CMOs issued by US government-sponsored agencies	128,957	128,583	-	-
Total due after 10 years	625,909	641,886	612,012	616,333
Total mortgage-backed securities	639,845	656,136	612,012	616,333
Investment securities
Due from 1 to 5 years
US Treasury securities	-	-	25,024	25,013
Obligations of Puerto Rico government and public instrumentalities	6,720	5,847	-	-
Total due from 1 to 5 years	6,720	5,847	25,024	25,013
Due from 5 to 10 years
Obligations of US government and sponsored agencies	4,785	4,837	-	-
Other debt securities	2,323	2,465	-	-
Total due from 5 to 10 years	7,108	7,302	-	-
Total investment securities	13,828	13,149	25,024	25,013
Total securities available-for-sale and held-to-maturity	$653,673	$669,285	$637,036	$641,346

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the first quarter ended March 31, 2016, the Company retained securitized Government National Mortgage Association ("GNMA") pools totaling $23.0 million amortized cost, at a yield of 3.06% from its own originations. Previously, the Company was selling all securitized GNMA pools. The GNMA pools were sold until June 2015. During the first quarter of 2015, the Company sold $26.8 million of available-for-sale GNMA certificates as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period.

During the first quarter of 2016, the Company sold $272.1 million of mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and  recorded a net gain on sale of securities of $12.0 million. Among the 2016 sales, the Company sold all but one of the Puerto Rico government bonds it held. The Company had book other-than-temporary impairment charges on such securities sold totaling $1.5 million during the previous two quarters. During the first quarter of 2015, the Company sold $37.7 million of mortgage-backed securities and  recorded a net gain on sale of securities of $2.6 million. The table below presents the gross realized gains and gross realized losses by category for such periods.

	Quarter Ended March 31, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$288,194	$272,081	$16,113	$-
Investment securities
Obligations of Puerto Rico government and public instrumentalities	6,978	11,095	-	4,117
Total	$295,172	$283,176	$16,113	$4,117

	Quarter Ended March 31, 2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,735	$2,572	$-
GNMA certificates	26,768	26,768	-	-
Total	$67,075	$64,503	$2,572	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	March 31, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$83,400	$728	$82,672
Obligations of Puerto Rico government and public instrumentalities	6,720	873	5,847
	90,120	1,601	88,519
Securities held to maturity
FNMA and FHLMC certificates	30,309	$46	$30,263
	$120,429	$1,647	$118,782

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities held-to-maturity
FNMA and FHLMC certificates	58,589	35	58,554
US Treausury Securities	25,024	11	25,013
	$83,613	$46	$83,567

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$83,400	$728	$82,672
Obligations of Puerto Rico government and public instrumentalities	6,720	873	5,847
	90,120	1,601	88,519
Securities held-to-maturity
FNMA and FHLMC certificates	88,898	81	88,817
US Treasury Securities	25,024	11	25,013
	$204,042	$1,693	$202,349

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and public instrumentalities	$17,801	$4,070	$13,731
CMOs issued by US government-sponsored agencies	103,340	2,410	100,930
	$121,141	$6,480	$114,661

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	25,736	331	25,405
FNMA and FHLMC certificates	149,480	1,509	147,971
Obligations of US government and sponsored agencies	5,122	29	5,093
Securities held to maturity
FNMA and FHLMC certificates	468,487	5,865	462,622
US Treausury Securities	25,032	71	24,961
	$673,857	$7,805	$666,052

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	129,076	2,741	126,335
FNMA and FHLMC certificates	149,480	1,509	147,971
Obligations of Puerto Rico Government and public instrumentalities	17,801	4,070	13,731
Obligations of US government and sponsored agencies	5,122	29	5,093
	$301,479	$8,349	$293,130
Securities held to maturity
FNMA and FHLMC certificates	468,487	5,865	462,622
US Treasury Securities	25,032	71	24,961
	$794,998	$14,285	$780,713

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Most of the investments ($197.3 million, amortized cost, or 97%) with an unrealized loss position at March 31, 2016 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($6.7 million, amortized cost, or 3%) with an unrealized loss position at March 31, 2016 consist of obligations issued or guaranteed by the government of Puerto Rico and its instrumentalities. The decline in the market value of these securities is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including the government's credit default, a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population.

As of March 31, 2016, the Company applied a discounted cash flow analysis to the Puerto Rico government bonds to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

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

The only obligation issued or guaranteed by the government of Puerto Rico and its instrumentalities held at the end of the first quarter of 2016 by the Company was the Puerto Rico Highways and Transportation Authority (“PRHTA”) – Teodoro Moscoso Bridge revenue bond. The pledge income sources of this bond comes from gross revenues from Teodoro Moscoso Bridge operations. Although PRHTA is included in the Puerto Rico Governor's executive order of November 30, 2015 ordering the '"clawback" of certain government revenues  the toll bridge revenues for the repayment of such bonds were not subject to the “clawback”. All other securities were sold during the first quarter of 2016. The PRHTA bond in the principal amount of  $6.7 million had an aggregate fair value of $5.8 million at March 31, 2016 (0.45% of the portfolio's total fair value). The discounted cash flow analysis for the investments showed a cumulative default probability at maturity of 8.81%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of March 31, 2016. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the quarter ended March 31, 2016 and 2015.

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the quarters ended March 31, 2016 and 2015 on available-for-sale securities:.

	Quarter Ended March 31,
	2016	2015

Balance at beginning of period	$1,490	$-
Reductions for securities sold during the period (realized)	(1,490)	-
Balance at end of period	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-share coverage related to commercial and other-non single family acquired Eurobank loans expired  on June 30, 2015. Notwithstanding the expiration of loss share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-sharing agreement. Pursuant to such agreement, and as further discussed below, the FDIC agreed to and paid $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015. Covered loans are no longer a material amount. Therefore, the Company changed its loan disclosures during 2015.

The coverage for the single family residential loans will expire on June 30, 2020. At March 31, 2016, the remaining covered loans amounting to $69.7 million, net carrying amount ($91.1 million gross amount), are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2015, covered loans amounted to $67.2 million, net carrying amount ($92.3 million gross amount). Interest income recognized for covered loans during March 31, 2016 and 2015 was $2.2 million and $15.5 million, respectively. The decrease in interest income recognized for covered loans is due to the expiration of the FDIC loss-share coverage related to commercial and other-non single family acquired Eurobank on June 30, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  The composition of the Company’s loan portfolio at March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$751,819	$757,828
Commercial	1,425,385	1,441,649
Consumer	252,327	242,950
Auto and leasing	687,159	669,163
	3,116,690	3,111,590
Allowance for loan and lease losses on originated and other loans and leases	(113,238)	(112,626)
	3,003,452	2,998,964
Deferred loan costs, net	4,350	4,203
Total originated and other loans loans held for investment, net	3,007,802	3,003,167

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	6,558	7,457
Consumer	36,346	38,385
Auto	91,406	106,911
	134,310	152,753
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(4,993)	(5,542)
	129,317	147,211

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	600,901	608,294
Commercial	267,931	287,311
Construction	77,858	88,180
Consumer	9,345	11,843
Auto	134,669	153,592
	1,090,704	1,149,220
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(27,747)	(25,785)
	1,062,957	1,123,435
Total acquired BBVAPR loans, net	1,192,274	1,270,646
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	91,113	92,273
Commercial and construction	142,298	142,377
Consumer	1,770	2,314
Total acquired Eurobank loans	235,181	236,964
Allowance for loan and lease losses on Eurobank loans	(92,293)	(90,178)
Total acquired Eurobank loans, net	142,888	146,786
Total acquired loans, net	1,335,162	1,417,432
Total held for investment, net	4,342,964	4,420,599
Mortgage loans held-for-sale	17,165	13,614
Total loans, net	$4,360,129	$4,434,213

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of March 31, 2016 and December 31, 2015 by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$82	$1,218	$3,208	$4,508	$40	$51,085	$55,633	$268
Years 2003 and 2004	388	3,579	5,844	9,811	20	87,458	97,289	-
Year 2005	313	1,893	3,864	6,070	-	47,421	53,491	-
Year 2006	634	1,238	7,212	9,084	233	66,753	76,070	-
Years 2007, 2008 and 2009	282	1,417	14,128	15,827	-	72,650	88,477	705
Years 2010, 2011, 2012, 2013	511	2,015	9,017	11,543	-	136,702	148,245	271
Years 2014, 2015 and 2016	-	444	1,099	1,543	63	91,213	92,819	-
	2,210	11,804	44,372	58,386	356	553,282	612,024	1,244
Non-traditional	-	395	5,014	5,409	12	22,286	27,707	-
Loss mitigation program	10,679	6,537	16,411	33,627	4,580	65,804	104,011	3,422
	12,889	18,736	65,797	97,422	4,948	641,372	743,742	4,666
Home equity secured personal loans	-	-	-	-	-	393	393	-
GNMA's buy-back option program	-	-	7,684	7,684	-	-	7,684	-
Total mortgage	12,889	18,736	73,481	105,106	4,948	641,765	751,819	4,666
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	228,782	228,782	-
Institutional	-	-	-	-	-	27,584	27,584	-
Middle market	-	-	9,498	9,498	2,515	196,890	208,903	-
Retail	644	455	7,088	8,187	2,659	233,174	244,020	-
Floor plan	-	-	-	-	-	2,859	2,859	-
Real estate	-	-	-	-	-	16,372	16,372	-
	644	455	16,586	17,685	5,174	705,661	728,520	-
Other commercial and industrial:
Corporate	-	-	-	-	-	120,881	120,881	-
Institutional	-	-	-	-	186,675	176,580	363,255	-
Middle market	-	-	-	-	1,493	102,295	103,788	-
Retail	260	948	706	1,914	21	72,689	74,624	-
Floor plan	28	18	41	87	-	34,230	34,317	-
	288	966	747	2,001	188,189	506,675	696,865	-
Total commercial	932	1,421	17,333	19,686	193,363	1,212,336	1,425,385	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	387	159	422	968	-	22,397	23,365	-
Overdrafts	17	-	-	17	-	203	220	-
Personal lines of credit	51	49	53	153	3	2,194	2,350	-
Personal loans	2,518	927	1,104	4,549	434	205,240	210,223	-
Cash collateral personal loans	214	19	14	247	-	15,922	16,169	-
Total consumer	3,187	1,154	1,593	5,934	437	245,956	252,327	-
Auto and leasing	53,801	17,203	7,742	78,746	57	608,356	687,159	-
Total	$70,809	$38,514	$100,149	$209,472	$198,805	$2,708,413	$3,116,690	$4,666

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$80	$2,217	$3,889	$6,186	$41	$51,562	$57,789	$144
Years 2003 and 2004	251	5,036	5,536	10,823	-	88,623	99,446	-
Year 2005	79	2,553	3,549	6,181	-	48,040	54,221	-
Year 2006	551	2,878	7,934	11,363	176	66,864	78,403	-
Years 2007, 2008 and 2009	170	2,053	14,733	16,956	-	74,590	91,546	526
Years 2010, 2011, 2012, 2013	662	1,673	10,519	12,854	141	137,749	150,744	72
Years 2014 and 2015	-	65	663	728	-	85,128	85,856	-
	1,793	16,475	46,823	65,091	358	552,556	618,005	742
Non-traditional	-	977	5,079	6,056	13	23,483	29,552	-
Loss mitigation program	9,958	6,887	14,930	31,775	5,593	64,548	101,916	3,083
	11,751	24,339	66,832	102,922	5,964	640,587	749,473	3,825
Home equity secured personal loans	-	-	64	64	-	346	410	-
GNMA's buy-back option program	-	-	7,945	7,945	-	-	7,945	-
Total mortgage	11,751	24,339	74,841	110,931	5,964	640,933	757,828	3,825
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	227,557	227,557	-
Institutional	213	-	-	213	-	33,594	33,807	-
Middle market	1,174	712	9,113	10,999	1,730	194,219	206,948	-
Retail	686	466	6,921	8,073	1,177	231,840	241,090	-
Floor plan	-	-	-	-	-	2,892	2,892	-
Real estate	-	-	-	-	-	16,662	16,662	-
	2,073	1,178	16,034	19,285	2,907	706,764	728,956	-
Other commercial and industrial:
Corporate	-	-	-	-	-	108,582	108,582	-
Institutional	-	-	-	-	190,290	190,695	380,985	-
Middle market	-	-	-	-	1,565	105,748	107,313	-
Retail	282	639	604	1,525	783	75,489	77,797	-
Floor plan	238	51	39	328	-	37,688	38,016	-
	520	690	643	1,853	192,638	518,202	712,693	-
Total commercial	2,593	1,868	16,677	21,138	195,545	1,224,966	1,441,649	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	449	182	369	1,000	-	21,766	22,766	-
Overdrafts	24	-	-	24	-	166	190	-
Personal lines of credit	74	-	45	119	19	2,106	2,244	-
Personal loans	2,078	1,179	627	3,884	414	196,858	201,156	-
Cash collateral personal loans	125	17	2	144	-	16,450	16,594	-
Total consumer	2,750	1,378	1,043	5,171	433	237,346	242,950	-
Auto and leasing	53,566	16,898	8,293	78,757	49	590,357	669,163	-
Total	$70,660	$44,483	$100,854	$215,997	$201,991	$2,693,602	$3,111,590	$3,825

During 2015, the Company changed its early delinquency reporting on mortgage loans from one scheduled payment due to two scheduled payments due in order to comply with regulatory reporting instructions and be comparable with local peers, except for troubled-debt restructured loans which continue using one scheduled payment due for delinquency reporting.

At March 31, 2016 and December 31, 2015, the Company had a carrying balances of $330.8 million and $334.6 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to the Puerto Rico government were current at March 31, 2016 and December 31, 2015. We, as part of a bank syndicate, have granted various extensions to the Puerto Rico Electric Power Authority (“PREPA”) and on November 5, 2015 entered into a Restructuring Support Agreement with a view towards restructuring the debt on terms that provide for full repayment of the debt to the Bank. After the first extension in the third quarter of 2014, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. During the fourth quarter of 2015, the Company recorded an additional $29.3 million provision for loan and lease losses on PREPA. Since it was placed in non-accrual, interest payments have been applied to principal.  At March 31, 2016, and December 31, 2015, the allowance for loan and lease losses to PREPA was $53.3 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality) or ASC 310-20 (Non-refundable fees and Other Costs). We have acquired loans in two bank acquisitions, BBVAPR and Eurobank.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as March 31, 2016 and December 31, 2015, by class of loans:

	March 31, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$214	$214	$-	$-	$214	$-
Floor plan	-	-	457	457	-	2,363	2,820	-
	-	-	671	671	-	2,363	3,034	-
Other commercial and industrial
Retail	68	8	177	253	-	3,264	3,517	-
Floor plan	-	-	7	7	-	-	7	-
	68	8	184	260	-	3,264	3,524	-
	68	8	855	931	-	5,627	6,558	-
Consumer
Credit cards	650	328	779	1,757	-	31,631	33,388	-
Personal loans	37	9	9	55	-	2,903	2,958	-
	687	337	788	1,812	-	34,534	36,346	-
Auto	6,895	2,108	553	9,556	-	81,850	91,406	-
Total	$7,650	$2,453	$2,196	$12,299	$-	$122,011	$134,310	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at March 31, 2016 and December 31, 2015 is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Contractual required payments receivable	$1,860,343	$1,945,098
Less: Non-accretable discount	$428,976	$434,190
Cash expected to be collected	1,431,367	1,510,908
Less: Accretable yield	340,663	361,688
Carrying amount, gross	1,090,704	1,149,220
Less: allowance for loan and lease losses	27,747	25,785
Carrying amount, net	$1,062,957	$1,123,435

At March 31, 2016 and December 31, 2015, the Company had $71.0 million and $80.9 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30.  This entire amount was current at March 31, 2016 and December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31, 2016
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$268,794	$45,411	$19,615	$21,578	$6,290	$361,688
Accretion	(8,307)	(5,839)	(1,869)	(4,211)	(938)	(21,164)
Change in expected cash flows	-	128	200	1	-	329
Transfer from (to) non-accretable discount	70	402	(790)	219	(91)	(190)
Balance at end of period	$260,557	$40,102	$17,156	$17,587	$5,261	$340,663

Non-Accretable Discount Activity:
Balance at beginning of period	$374,772	$11,781	$6,764	$22,039	$18,834	$434,190
Change in actual and expected cash flows	(4,547)	(663)	(122)	118	(190)	(5,404)
Transfer (to) from accretable yield	(70)	(402)	790	(219)	91	190
Balance at end of period	$370,155	$10,716	$7,432	$21,938	$18,735	$428,976

	Quarter Ended March 31, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(8,987)	(10,759)	(3,810)	(6,988)	(926)	(31,470)
Transfer (to) from non-accretable discount	(4,765)	6,893	(2,629)	87	(32)	(446)
Balance at end of period	$284,612	$57,330	$19,390	$47,097	$5,601	$414,030

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected cash flows	(1,995)	(350)	(2,158)	(1,585)	(474)	(6,562)
Transfer from (to) accretable yield	4,765	(6,893)	2,629	(87)	32	446
Balance at end of period	$392,609	$15,826	$3,957	$14,543	$23,576	$450,511

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at March 31, 2016 and December 31, 2015 is as follows:

	March 31	December 31
	2016	2015
	(In thousands)
Contractual required payments receivable	$334,111	$342,511
Less: Non-accretable discount	12,703	21,156
Cash expected to be collected	321,408	321,355
Less: Accretable yield	86,227	84,391
Carrying amount, gross	235,181	236,964
Less: Allowance for loan and lease losses	92,293	90,178
Carrying amount, net	$142,888	$146,786

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$3,213	$84,392
Accretion	(2,266)	(4,095)	(14)	(1,185)	(7,560)
Change in expected cash flows	984	11,093	(23)	(2,028)	10,026
Transfer from (to) non-accretable discount	115	(765)	19	-	(631)
Balance at end of period	$50,787	$33,203	$2,237	$-	$86,227

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$8,287	$21,156
Change in actual and expected cash flows	(51)	(765)	19	(8,287)	(9,084)
Transfer (to) from accretable yield	(115)	765	(19)	-	631
Balance at end of period	$12,703	$-	$-	$-	$12,703

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,919	$20,753	$2,479	$1,072	$109,859
Accretion	(3,518)	(9,855)	(619)	(1,392)	(120)	(15,504)
Transfer from non-accretable discount	14,214	5,417	672	578	1,052	21,933
Balance at end of period	$58,332	$33,481	$20,806	$1,665	$2,004	$116,288

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected cash flows	(577)	(8,554)	672	578	116	(7,765)
Transfer to accretable yield	(14,214)	(5,417)	(672)	(578)	(1,052)	(21,933)
Balance at end of period	$12,557	$10,493	$-	$-	$9,662	$32,712

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,051	$3,786
Years 2003 and 2004	5,958	5,737
Year 2005	3,941	3,627
Year 2006	7,532	8,189
Years 2007, 2008 and 2009	13,742	14,625
Years 2010, 2011, 2012, 2013	9,056	10,588
Years 2014, 2015 and 2016	1,162	663
	44,442	47,215
Non-traditional	5,055	5,092
Loss mitigation program	19,630	20,172
	69,127	72,479
Home equity loans, secured personal loans	-	64
	69,127	72,543
Commercial
Commercial secured by real estate
Middle market	12,012	12,729
Retail	10,597	8,726
	22,609	21,455
Other commercial and industrial
Institutional	186,675	190,290
Middle market	1,493	1,565
Retail	1,527	1,932
Floor plan	41	39
	189,736	193,826
	212,345	215,281
Consumer
Credit cards	422	369
Personal lines of credit	64	100
Personal loans	1,539	1,146
Cash collateral personal loans	14	16
	2,039	1,631
Auto and leasing	7,873	8,418
Total non-accrual originated loans	$291,384	$297,873

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2016	2015
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$214	$228
Floor plan	456	467
	670	695
Other commercial and industrial
Retail	177	178
Floor plan	7	7
	184	185
	854	880
Consumer
Credit cards	779	489
Personal loans	9	46
	788	535
Auto	572	831
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,214	2,246
Total non-accrual loans	$293,598	$300,119

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

During the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. At March 31, 2016, this line of credit had an unpaid principal balance of $186.7 million. Since the second quarter of 2015, interest payments are applied to principal. As of March 31, 2016, the specific reserve for the PREPA line of credit is $53.3 million.

At March 31, 2016 and December 31, 2015, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $96.5 million and $93.6 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $227.1 million and $235.8 million at March 31, 2016 and December 31, 2015, respectively. Impaired commercial loans at March 31, 2016 and December 31, 2015 included the PREPA line of credit with an unpaid principal balance of $186.7 million and $190.3 million, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $56.6 million at March 31, 2016 and $55.9 million at December 31, 2015.  The valuation allowance for impaired commercial loans at March 31, 2016 and December 31, 2015 included $53.3 million of specific allowance for PREPA. The total investment in impaired mortgage loans was $90.8 million and $90.0 million at March 31, 2016 and December 15, 2015, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to $9.1 million at March 31, 2016 and $9.2 million at December 31, 2015.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$211,543	$196,997	$56,580	29%
Residential impaired and troubled-debt restructuring	98,610	90,772	9,135	10%
Impaired loans with no specific allowance:
Commercial	37,034	29,656	-	0%
Total investment in impaired loans	$347,187	$317,425	$65,715	21%

	December 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$210,718	$199,366	$55,947	29%
Residential impaired and troubled-debt restructuring	97,424	89,973	9,233	10%
Impaired loans with no specific allowance
Commercial	42,110	35,928	-	0%
Total investment in impaired loans	$350,252	$325,267	$65,180	21%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans

Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$478	$464	$-	0%
Total investment in impaired loans	$478	$464	$-	0%

	December 31, 2015
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$486	$474	$-	0%
Total investment in impaired loans	$486	$474	$-	0%

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$600,901	$600,901	$1,762	0%
Commercial	267,931	164,913	15,668	10%
Construction	77,619	77,619	4,762	6%
Auto	134,669	134,669	5,555	4%
Total investment in impaired loan pools	$1,081,120	$978,102	$27,747	3%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31 , 2015
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$608,294	$608,294	$1,762	0%
Commercial	287,311	168,107	15,454	9%
Construction	88,180	87,983	5,707	6%
Auto	153,592	153,592	2,862	2%
Total investment in impaired loan pools	$1,137,377	$1,017,976	$25,785	3%

The tables above only present information with respect to acquired BBVAPR loans and pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses.

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$96,028	$91,113	$23,961	26%
Commercial and construction	130,042	142,298	68,089	48%
Consumer	1,708	1,770	243	14%
Total investment in impaired loan pools	$227,778	$235,181	$92,293	39%

	December 31, 2015
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$101,444	$92,273	$22,570	24%
Commercial and construction	133,148	142,377	67,365	47%
Consumer	6,713	2,314	243	11%
Total investment in impaired loan pools	$241,305	$236,964	$90,178	38%

The tables above only present information with respect to acquired Eurobank loans and loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30 for the quarters ended  March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016		2015
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$71	$196,795	$3,695	$79,873
Residential troubled-debt restructuring	798	90,292	733	93,391
Impaired loans with no specific allowance
Commercial	270	33,626	241	161,568
	1,139	320,713	4,669	334,832
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	-	467	12	2,401
Total interest income from impaired loans	$1,139	$321,180	$4,681	$337,233

Modifications

The following tables present the troubled-debt restructurings during the quarters ended March 31, 2016 and 2015.

	Quarter Ended March 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	33	$3,957	6.03%	361	$4,854	4.83%	493
Commercial	2	655	6.81%	41	656	6.71%	36
Consumer	21	192	14.28%	75	231	11.15%	72

	Quarter Ended March 31, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	51	$6,182	4.00%	356	$6,054	4.02%	357
Commercial	3	4,505	6.83%	80	4,505	7.00%	141
Consumer	11	146	14.67%	75	182	14.80%	66

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended March 31, 2016 and 2015:

	Twelve Month Period Ended March 31,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	31	$3,732	60	$6,963
Consumer	3	$77	6	$81
Auto	1	$17	-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2016
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$228,782	$213,714	$15,068	$-	$-	$-
Institutional	27,584	25,779	-	-	-	1,805
Middle market	208,903	180,248	14,078	189	-	14,388
Retail	244,020	219,150	7,592	5,069	-	12,209
Floor plan	2,859	2,859	-	-	-	-
Real estate	16,372	16,372	-	-	-	-
	728,520	658,122	36,738	5,258	-	28,402
Other commercial and industrial:
Corporate	120,881	113,235	-	-	-	7,646
Institutional	363,255	176,580	-	-	-	186,675
Middle market	103,788	92,896	8,787	218	-	1,887
Retail	74,624	69,644	1,749	1,227	-	2,004
Floor plan	34,317	34,195	-	83	-	39
	696,865	486,550	10,536	1,528	-	198,251
Total	1,425,385	1,144,672	47,274	6,786	-	226,653
Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	214	-	-	214	-	-
Floor plan	2,820	574	1,789	-	-	457
	3,034	574	1,789	214	-	457
Other commercial and industrial:
Retail	3,517	3,444	-	73	-	-
Floor plan	7	-	-	-	-	7
	3,524	3,444	-	73	-	7
Total	6,558	4,018	1,789	287	-	464
Total	$1,431,943	$1,148,690	$49,063	$7,073	$-	$227,117

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2016 and 2015, the Company had outstanding credit facilities of approximately $401.8 million and $415.4 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, included within portfolio of originated and other loans and acquired BBVAPR loans accounted for under ASC 310-30. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Approximately $204 million of these loans are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

At March 31, 2016, we had approximately $198.2 million of credit facilities to central government and public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $186.7 million; and

•           The PRHFA with an outstanding balance of $11.0 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to public corporations decreased to $10.0 during the first quarter of 2016 as a result of partial repayment by PRHFA.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities. Our participation in the line of credit has an unpaid principal balance of $186.7 million as of March 31, 2016. As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times during 2015 until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as doubtful and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. During the fourth quarter of 2015, the Company recorded an additional $29.3 million provision for loan and lease losses for PREPA as a result of the increased level of uncertainty as to the closing of the restructuring agreement, which is expected by the second half of 2016. Since April 1, 2015, interest payments have been applied to principal.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	March 31, 2016
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$55,633	$50,439	$82	$1,219	$629	$1,352	$1,229	$683
Years 2003 and 2004	97,289	85,896	388	3,580	1,681	1,552	2,444	1,748
Year 2005	53,491	46,578	314	1,893	315	1,412	2,140	839
Year 2006	76,070	63,614	402	1,238	816	1,620	4,775	3,605
Years 2007, 2008 and 2009	88,477	69,491	282	1,420	997	2,909	9,617	3,761
Years 2010, 2011, 2012 2013	148,245	134,179	452	1,819	69	1,777	5,866	4,083
Years 2014, 2015 and 2016	92,819	91,277	-	444	639	225	234	-
	612,024	541,474	1,920	11,613	5,146	10,847	26,305	14,719
Non-traditional	27,707	22,299	-	395	128	2,337	2,548	-
Loss mitigation program	104,011	17,800	2,890	1,953	669	1,498	3,148	76,053
	743,742	581,573	4,810	13,961	5,943	14,682	32,001	90,772
Home equity secured personal loans	393	393	-	-	-	-	-	-
GNMA's buy-back option program	7,684	-	-	-	805	3,730	3,149	-
	751,819	581,966	4,810	13,961	6,748	18,412	35,150	90,772
Consumer
Credit cards	23,365	22,403	387	153	192	230	-	-
Overdrafts	220	203	17	-	-	-	-	-
Unsecured personal lines of credit	2,350	2,197	51	49	22	31	-	-
Unsecured personal loans	210,223	205,756	2,458	920	1,082	7	-	-
Cash collateral personal loans	16,169	15,922	214	19	14	-	-	-
	252,327	246,481	3,127	1,141	1,310	268	-	-
Auto and Leasing	687,159	608,442	53,801	17,203	5,572	2,141	-	-
	1,691,305	1,436,889	61,738	32,305	13,630	20,821	35,150	90,772
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	33,388	31,631	650	328	287	492	-	-
Personal loans	2,959	2,903	37	9	-	10	-	-
	36,346	34,534	687	337	287	502	-	-
Auto	91,406	81,849	6,895	2,108	342	212	-	-
	127,752	116,383	7,582	2,445	629	714	-	-
Total	$1,819,057	$1,553,272	$69,320	$34,750	$14,259	$21,535	$35,150	$90,772

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$57,789	$50,912	$82	$2,218	$530	$1,504	$1,858	$685
Years 2003 and 2004	99,446	87,060	251	4,867	1,261	1,353	2,921	1,733
Year 2005	54,221	47,197	79	2,553	292	1,068	2,189	843
Year 2006	78,403	63,659	318	2,878	1,168	1,895	4,871	3,614
Years 2007, 2008 and 2009	91,546	71,439	170	1,665	685	2,972	10,725	3,890
Years 2010, 2011, 2012 2013	150,744	134,945	569	1,611	434	1,982	6,737	4,466
Year 2014 and 2015	85,856	85,128	-	65	148	281	234	-
	618,005	540,340	1,469	15,857	4,518	11,055	29,535	15,231
Non-traditional	29,552	23,497	-	977	552	2,621	1,905	-
Loss mitigation program	101,916	16,031	4,173	1,977	727	1,728	2,538	74,742
	749,473	579,868	5,642	18,811	5,797	15,404	33,978	89,973
Home equity secured personal loans	410	346	-	-	-	64	-	-
GNMA's buy-back option program	7,945	-	-	-	1,593	3,578	2,774	-
	757,828	580,214	5,642	18,811	7,390	19,046	36,752	89,973
Consumer
Credit cards	22,766	21,766	449	182	179	190	-	-
Overdrafts	190	166	24	-	-	-	-	-
Unsecured personal lines of credit	2,244	2,125	74	-	17	28	-	-
Unsecured personal loans	201,156	197,339	2,083	1,107	621	6	-	-
Cash collateral personal loans	16,594	16,450	125	17	2	-	-	-
	242,950	237,846	2,755	1,306	819	224	-	-
Auto and Leasing	669,163	590,482	53,549	16,839	5,708	2,585	-	-
	1,669,941	1,408,542	61,946	36,956	13,917	21,855	36,752	89,973
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	35,217	33,414	930	384	186	303	-	-
Personal loans	3,168	3,079	14	29	1	45	-	-
	38,385	36,493	944	413	187	348	-	-
Auto	106,911	96,247	7,553	2,279	623	209	-	-
	145,296	132,740	8,497	2,692	810	557	-	-
Total	$1,815,237	$1,541,282	$70,443	$39,648	$14,727	$22,412	$36,752	$89,973

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at March 31, 2016 and December 31, 2015 was as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Allowance for loans and lease losses on non-acquired loans:
Originated and other loans and leases held for investment:
Mortgage	$18,784	$18,352
Commercial	64,206	64,791
Consumer	11,414	11,197
Auto and leasing	18,716	18,261
Unallocated	118	25
Total allowance for originated and other loans and lease losses	113,238	112,626

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	23	26
Consumer	3,243	3,429
Auto	1,727	2,087
	4,993	5,542
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	1,762	1,762
Commercial	20,430	21,161
Auto	5,555	2,862
	27,747	25,785
Total allowance for acquired BBVAPR loans and lease losses	145,978	143,953
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	23,961	22,570
Commercial and other construction	68,089	67,365
Consumer	243	243
Total allowance for acquired Eurobank loan and lease losses	92,293	90,178
Total allowance for loan and lease losses	$238,271	$234,131

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended March 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(1,662)	(1,011)	(2,327)	(8,362)	-	(13,362)
Recoveries	145	88	102	2,979	-	3,314
Provision for originated and other loans and lease losses	1,949	338	2,442	5,838	93	10,660
Balance at end of period	$18,784	$64,206	$11,414	$18,716	$118	$113,238

	March 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,135	$56,580	$-	$-	$-	$65,715
Collectively evaluated for impairment	9,649	7,626	11,414	18,716	118	47,523
Total ending allowance balance	$18,784	$64,206	$11,414	$18,716	$118	$113,238
Loans:
Individually evaluated for impairment	$90,772	$226,653	$-	$-	$-	$317,425
Collectively evaluated for impairment	661,047	1,198,732	252,327	687,159	-	2,799,265
Total ending loan balance	$751,819	$1,425,385	$252,327	$687,159	$-	$3,116,690

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(1,414)	(992)	(1,676)	(8,136)	-	(12,218)
Recoveries	-	89	153	3,384	-	3,626
Provision (recapture) for originated and other loans and lease losses	(179)	25,594	1,856	6,259	382	33,912
Balance at end of period	$18,086	$33,123	$9,405	$15,762	$383	$76,759

	December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,233	$55,947	$-	$-	$-	$65,180
Collectively evaluated for impairment	9,119	8,844	11,197	18,261	25	47,446
Total ending allowance balance	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Loans:
Individually evaluated for impairment	$89,973	$235,294	$-	$-	$-	$325,267
Collectively evaluated for impairment	667,855	1,206,355	242,950	669,163	-	2,786,323
Total ending loan balance	$757,828	$1,441,649	$242,950	$669,163	$-	$3,111,590

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended March 31, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$26	$3,429	$2,087	$-	$5,542
Charge-offs	(7)	(812)	(737)	-	(1,556)
Recoveries	32	81	598	-	711
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(28)	545	(221)	-	296
Balance at end of period	$23	$3,243	$1,727	$-	$4,993

	March 31, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$23	$3,243	$1,727	$-	$4,993
Total ending allowance balance	$23	$3,243	$1,727	$-	$4,993
Loans:
Individually evaluated for impairment	$464	$-	$-	$-	$464
Collectively evaluated for impairment	6,094	36,346	91,406	-	133,846
Total ending loan balance	$6,558	$36,346	$91,406	$-	$134,310

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$65	$1,211	$3,321	$-	$4,597
Charge-offs	-	(1,380)	(1,267)	-	(2,647)
Recoveries	9	134	570	-	713
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(25)	1,920	892	-	2,787
Balance at end of period	$49	$1,885	$3,516	$-	$5,450

	December 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$26	$3,429	$2,087	$-	$5,542
Total ending allowance balance	$26	$3,429	$2,087	$-	$5,542
Loans:
Individually evaluated for impairment	$474	$-	$-	$-	$474
Collectively evaluated for impairment	6,983	38,385	106,911	-	152,279
Total ending loan balance	$7,457	$38,385	$106,911	$-	$152,753

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended March 31, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,678	$21,245	$-	$2,862	$25,785
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	84	(749)	-	2,693	2,028
Loan pools fully charged-off	-	(66)	-	-	(66)
Balance at end of period	$1,762	$20,430	$-	$5,555	$27,747

	Quarter Ended March 31, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$13,476	$-	$5	$13,481
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	-	211	-	474	685
Balance at end of period	$-	$13,687	$-	$479	$14,166

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

For loans accounted for under ASC 310-30, as part of the evaluation of actual versus expected cash flows, the Company assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions.  Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period.

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters ended March 31, 2016 and 2015 were as follows:

	Quarter Ended March 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$22,570	$67,365	$243	$-	$90,178
Provision (recapture) for acquired Eurobank loans and lease losses, net	(53)	858	-	-	805
Loan pools fully charged-off	-	(134)	-	-	(134)
FDIC shared-loss portion of provision for covered loan and lease losses, net	1,444	-	-	-	1,444
Balance at end of period	$23,961	$68,089	$243	$-	$92,293

	Quarter Ended March 31, 2015
	Mortgage	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,522	$48,334	$389	$-	$64,245
Provision for covered loan and lease losses, net	1,818	2,991	-	-	4,809
FDIC shared-loss portion of provision for covered loan and lease losses, net	-	1,597	-	-	1,597
Balance at end of period	$17,340	$52,922	$389	$-	$70,651

The FDIC shared-loss portion of provision for acquired Eurobank loans and lease losses, net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing the FDIC loss-share indemnification asset.

The FDIC loss sharing obligation, related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. The remaining covered loans are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At March 31, 2016 and December 31, 2015, allowance for loan losses on loans covered by the FDIC shared-loss agreement amounted to $24.0 million and $22.6 million, respectively. The provision for covered loan and lease losses for the quarters ended March 31, 2016 and 2015 was $54 thousand and $4.8 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6- FDIC INDEMNIFICATION ASSET, TRUE-UP PAYMENT OBLIGATION, AND FDIC SHARED-LOSS EXPENSE

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016	2015
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	(406)	(17,172)
Increase in expected credit losses to be covered under shared-loss agreements, net	1,444	1,597
FDIC indemnification asset expense	(2,865)	(12,221)
Incurred expenses to be reimbursed under shared-loss agreements	151	5,639
Balance at end of period	$20,923	$75,221

True-up payment obligation:
Balance at beginning of period	$24,658	$21,981
Change in true-up payment obligation	577	863
Balance at end of period	$25,235	$22,844

The FDIC shared-loss expense bears an inverse relationship with a change in the yield of covered loan pools in accordance with ASC 310-30. ASC 310-30 dictates that such pools should be subject to increases in their yield when the present value of the expected cash flows is higher than the pool’s carrying balance. When the increases in cash flow expectations are driven by reductions in the expected credit losses, the Bank recognizes that such losses are no longer expected to be collected from the FDIC. Accordingly, the Bank reduces the FDIC indemnification asset by amortizing the reduction in expected collections throughout the remaining life of the underlying pools. This amortization is recognized in the FDIC shared-loss expense account.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC loss-share coverage for the commercial loans was in effect until June 30, 2015. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At March 31, 2016 and December 31, 2015, the FDIC indemnification asset reflects only the balance for single family residential mortgage loans.

The Company has owed payments to the FDIC for the recovery of prior claims for commercial loans. At March 31, 2016, the liability for these payments amounted to $587 thousand and is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC. There was no liability at March 31, 2015.

The FDIC indemnification asset expense decreased to $2.9 million for the quarter ended March 31, 2016 when compared to $12.2 million for the same period in 2015. The decrease during the period was principally driven by the expiration of the FDIC loss-share coverage for commercial loans and other non-single family loans.

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

This true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. The changes in fair value are included as a change in true-up payment obligation within the FDIC shared-loss expense, net, in the unaudited consolidated statements of operations.

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Carrying amount (fair value)	$25,235	$24,658
Undiscounted amount	$34,966	$34,956

In connection with the FDIC-assisted acquisition, the Company recognized an FDIC shared-loss expense, net, in the unaudited consolidated statements of operations, which consists of the following for the quarters ended March 31, 2016 and December 31, 2015:

	Quarter Ended March 31,
	2016	2015
	(In thousands)
FDIC indemnification asset expense	$2,865	$12,221
Change in true-up payment obligation	577	863
Reimbursement to FDIC for recoveries	587	-
Total FDIC shared-loss expense, net	$4,029	$13,084

OFG BANCORP

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

At March 31, 2016, the servicing asset amounted to $7.8 million ($7.5 million — December 31, 2015) related to mortgage servicing rights.

The following table presents the changes in servicing rights measured using the fair value method for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Fair value at beginning of period	$7,455	$13,992
Servicing from mortgage securitizations or asset transfers	557	531
Changes due to payments on loans	(104)	(418)
Changes in fair value due to changes in valuation model inputs or assumptions	(89)	(59)
Changes in fair value due to changes sales price of mortgage servicing rights held-for-sale inputs or assumptions	-	(1,882)
Fair value at end of period	$7,819	$12,164

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016	2015
Constant prepayment rate	4.43% - 12.17%	4.51% - 11.39%
Discount rate	10.00% - 12.00%	10.00% - 12.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

March 31, 2016
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$7,819
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(197)
Decrease in fair value due to 20% adverse change	$(385)
Discount rate
Decrease in fair value due to 10% adverse change	$(22)
Decrease in fair value due to 20% adverse change	$(43)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the quarters ended March 31, 2016  and 2015, totaled $876 thousand and $1.8 million, respectively.

NOTE 8 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$772	$1,170
Interest rate swaps not designated as hedges	1,829	1,819
Interest rate caps	61	32
Other	-	4
	$2,662	$3,025
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	4,318	4,307
Interest rate swaps not designated as hedges	1,829	1,819
Interest rate caps	61	32
Other	12	4
	$6,220	$6,162

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

.

The following table shows a summary of these swaps and their terms at March 31, 2016:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.4365%	1-Month LIBOR	05/05/11	05/04/12	05/04/16
	25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	37,638	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$262,638

An accumulated unrealized loss of $4.3 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at March 31, 2016 and at December 31, 2015, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

For both March 31, 2016 and at December 31, 2015, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $1.8 million, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At both, March 31, 2016 and December 31, 2015, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $1.8 million, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2016:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,728	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,228

Interest Rate Swaps - Mirror Image Derivatives	$3,728	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,228

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At March 31, 2016 and December 31, 2015, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $772 thousand (notional amount of $2.2 million) and $1.2 million (notional amount of $3.4 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $746 thousand (notional amount of $2.1 million) and $1.1 million (notional amount of $3.2 million), respectively.

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of March 31, 2016 and December 31, 2015, the outstanding total notional amount of interest rate caps was $124.6 million and $109.8 million, respectively. At March 31, 2016 and December 31, 2015, the interest rate caps sold to clients represented a liability of $61 thousand and $32 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At March 31, 2016 and December 31, 2015, the interest rate caps purchased as mirror-images represented an asset of $61 thousand and $32 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2016 and December 31, 2015 consists of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Loans, excluding acquired loans	$14,829	$16,020
Investments	3,563	4,617
	$18,392	$20,637

Other assets at March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	10,363	11,762
Other repossessed assets	4,408	6,226
Core deposit and customer relationship intangibles	7,418	7,838
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	44,781	42,786
	$74,330	$75,972

Prepaid expenses amounting to $10.4 million and $11.8 million at March 31, 2016 and December 31, 2015, respectively, include prepaid municipal, property and income taxes aggregating to $5.7 million and $7.0 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2016 and December 31, 2015 this core deposit intangible amounted to $5.0 million and $5.3 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At March 31, 2016 and December 31, 2015 this customer relationship intangible amounted to $2.4 million and $2.5 million, respectively.

Other repossessed assets totaled $4.4 million at March 31, 2016 and $6.2 million at December 31, 2015, include repossessed automobiles amounting to $4.2 million and $5.5 million, respectively, which are recorded at their net realizable value.

At March 31, 2016 and December 31, 2015, mortgage tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2016 and December 31, 2015 consist of the following:

	March 31,	December 31,
	2016	2015
	(In thousands)
Non-interest bearing demand deposits	$816,887	$762,009
Interest-bearing savings and demand deposits	2,311,926	2,208,180
Individual retirement accounts	266,161	268,799
Retail certificates of deposit	491,072	441,998
Institutional certificates of deposit	205,541	253,791
Total core deposits	4,091,587	3,934,777
Brokered deposits	688,106	782,974
Total deposits	$4,779,693	$4,717,751

Brokered deposits include $617.6 million in certificates of deposits and $70.5 million in money market accounts at March 31, 2016, and $711.4 million in certificates of deposits and $71.6 million in money market accounts at December 31, 2015.

The weighted average interest rate of the Company’s deposits was 0.60% and 0.56% at March 31, 2016 and December 31, 2015, respectively. Interest expense for the quarters ended March 31, 2016 and 2015 was as follows:

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Demand and savings deposits	$2,842	$3,382
Certificates of deposit	4,282	3,722
	$7,124	$7,104

At March 31, 2016 and December 31, 2015, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund, Inc., which amounted to $103.0 million and $103.7 million, respectively, with a weighted average rate of 0.77% for both periods, and were collateralized with investment securities with a fair value of $78.8 million and $81.6 million, respectively.

At March 31, 2016 and December 31, 2015, time deposits in denominations of $100 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $591.0 million and $597.6 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $5.4 million and $7.7 million at a weighted average rate of 0.47% and 0.49% at March 31, 2016 and December 31, 2015, respectively.

At March 31, 2016 and December 31, 2015, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $220.5 million and $99.0 million, respectively. These public funds were collateralized with commercial loans amounting to $410.9 million at March 31, 2016 and at December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $746 thousand, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.7 million and unamortized deposit discount in the amount of $234 thousand, the scheduled maturities of certificates of deposit at March 31, 2016 and December 31, 2015 are as follows:

	March 31, 2016	December 31, 205
	(In thousands)
Within one year:
Three (3) months or less	$342,072	$474,051
Over 3 months through 1 year	451,919	501,551
	793,991	975,602
Over 1 through 2 years	489,143	454,906
Over 2 through 3 years	222,568	176,406
Over 3 through 4 years	36,253	32,396
Over 4 through 5 years	35,824	33,715
	$1,577,779	$1,673,025

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $565 thousand as of March 31, 2016 and $1.5 million as of December 31, 2015.

NOTE 11 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At March 31, 2016, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At March 31, 2016 and December 31, 2015, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $1.7 million and $2.2 million, respectively, were as follows:

	March 31,		December 31,
	2016		2015
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	232,500	252,402	262,500	283,483
Credit Suisse Securities (USA) LLC	402,000	439,538	670,000	737,887
Total	$634,500	$691,940	$932,500	$1,021,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $1.7 million, at March 31, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	170,000	1.500%	12/6/2012	12/8/2016

2017	232,000	4.780%	3/2/2007	3/2/2017

2018	232,500	1.420%	12/10/2012	4/29/2018
	$634,500	2.670%

The Company's repurchase agreement in the original amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in February 2016 to terminate before maturity $268.0 million of this repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the unaudited statements of operations.  The remaining balance of this repurchase agreement was $232.0 million at March 31, 2016.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at March 31, 2016  and December 31, 2015. There was no cash collateral at March 31, 2016 and at December 31, 2015.

	March 31, 2016
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Over 90 days	634,500	2.67%	665,206	1,721	25,013	691,940
Total	$634,500	2.67%	$665,206	$1,721	$25,013	$691,940

	December 31, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	30,000	0.70%	31,961	-	-	31,961
Over 90 days	902,500	3.18%	974,698	2,131	12,580	989,409
Total	$932,500	3.10%	$1,006,659	$2,131	$12,580	$1,021,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2016 and December 31, 2015, these advances were secured by mortgage and commercial loans amounting to $1.5 billion and $1.3 billion, respectively. Also, at March 31, 2016 and December 31, 2015, the Company had an additional borrowing capacity with the FHLB-NY of $875.3 million and $770.6 million, respectively. At March 31, 2016 and December 31, 2015, the weighted average remaining maturity of FHLB’s advances was 5.6 months and 6.3 months, respectively. The original terms of these advances ranges between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2016.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $348 thousand, at March 31, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	$25,000	0.59%	3/4/2016	4/4/2016
	50,000	0.60%	3/10/2016	4/11/2016
	100,000	0.58%	3/16/2016	4/18/2016
	25,000	0.58%	3/24/2016	4/25/2016
	25,000	0.52%	3/30/2016	4/29/2016
	37,638	0.60%	3/1/2016	4/1/2016
	262,638

2017	4,209	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,785	2.59%	7/19/2013	7/20/2020
	$331,632	0.92%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $102.8 million and $102.6 million at March 31, 2016 and December 31, 2015, respectively.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes, which will mature in September 29, 2016, by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund at March 31, 2016	$64,488
2016	2,512
$67,000

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition amounted to $1.8 million at March 31, 2016 and $1.7 million at December 31, 2015 which mainly consists of unsecured fixed-rate borrowings.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at March 31, 2016 and December 31, 2015:

March 31, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$2,662	$-	$2,662	$2,007	$-	$655

December 31, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$3,025	$-	$3,025	$2,000	$-	$1,025

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$6,966	$-	$6,966	$-	$1,980	$4,986
Securities sold under agreements to repurchase	634,500	-	634,500	691,940	-	(57,440)
Total	$641,466	$-	$641,466	$691,940	$1,980	$(52,454)

December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$7,257	$-	$7,257	$-	$1,980	$5,277
Securities sold under agreements to repurchase	932,500	-	932,500	1,021,370	-	(88,870)
Total	$939,757	$-	$939,757	$1,021,370	$1,980	$(83,593)

NOTE 13 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters ended March 31, 2016 and  2015 was as follows:

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Balance at the beginning of year	$31,475	$27,011
New loans and disbursements	233	3,855
Repayments	(574)	(3,358)
Balance at the end of period	$31,134	$27,508

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Other relevant provisions under Act 72 of 2015 are the enacted Value Added Tax (VAT) of 10.5%, which is expected to go into effect on June 1, 2016, along with a Municipal SUT of 1% on certain taxable items.

At March 31, 2016 and December 31, 2015, the Company’s net deferred tax asset amounted to $145.5 million and $145.9 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2016 and December 31, 2015. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits was $2.2 million at March 31, 2016 and at December 31, 2015. The Company had accrued $40 thousand at March 31, 2016 and $175 thousand at December 31, 2015 for the payment of interest and penalties relating to unrecognized tax benefits.

For the quarter ended March 31, 2016, income tax expense was $5.7 million compared to $979 thousand for the same period in 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of March 31, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2016 and December 31, 2015, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At March 31, 2016 the Company and the Bank met the capital buffer requirement.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2016 and December 31, 2015 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of March 31, 2016
Total capital to risk-weighted assets	$838,284	17.67%	$379,570	8.00%	$474,463	10.00%
Tier 1 capital to risk-weighted assets	$776,181	16.36%	$284,678	6.00%	$379,570	8.00%
Common equity tier 1 capital to risk-weighted assets	$585,144	12.33%	$213,508	4.50%	$308,401	6.50%
Tier 1 capital to average total assets	$776,181	11.38%	$272,797	4.00%	$340,996	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$846,748	17.29%	$391,723	8.00%	$489,654	10.00%
Tier 1 capital to risk-weighted assets	$782,912	15.99%	$293,792	6.00%	$391,723	8.00%
Common equity tier 1 capital to risk-weighted assets	$594,482	12.14%	$220,344	4.50%	$318,275	6.50%
Tier 1 capital to average total assets	$782,912	11.18%	$280,009	4.00%	$350,011	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2016
Total capital to risk-weighted assets	$819,731	17.29%	$379,242	8.00%	$474,502	10.00%
Tier 1 capital to risk-weighted assets	$757,828	15.99%	$284,431	6.00%	$379,242	8.00%
Common equity tier 1 capital to risk-weighted assets	$757,828	15.99%	$213,323	4.50%	$3,308,134	6.50%
Tier 1 capital to average total assets	$757,828	11.16%	$271,538	4.00%	$339,423	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$815,458	16.70%	$390,688	8.00%	$488,360	10.00%
Tier 1 capital to risk-weighted assets	$751,886	15.40%	$293,016	6.00%	$390,688	8.00%
Common equity tier 1 capital to risk-weighted assets	$751,886	15.40%	$219,762	4.50%	$317,434	6.50%
Tier 1 capital to average total assets	$751,886	10.80%	$278,399	4.00%	$347,999	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of March 31, 2016 and December 31, 2015 accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At March 31, 2016 and December 31, 2015, the Bank’s legal surplus amounted to $71.9 million and $70.4 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the quarters ended March 31, 2016 or 2015.

The number of shares that may yet be purchased under the $70 million program is estimated at 1,105,988 and was calculated by dividing the remaining balance of $7.7 million by $6.99 (closing price of the Company common stock at March 31, 2016). The Company did not purchase any shares of its common stock during the quarter ended March 31, 2016 or 2015.

The activity in connection with common shares held in treasury by the Company for the quarters ended March 31, 2016 and 2015 is set forth below:

	Quarter Ended March 31,
	2016		2015
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,757,960	$105,379	8,012,254	$97,070
Common shares used upon lapse of restricted stock units	(45,810)	(505)	(51,078)	(575)
End of period	8,712,150	$104,874	7,961,176	$96,495

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of March 31, 2016 and December 31, 2015 consisted of:

	March 31,	December 31,
	2016	2015
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$15,496	$22,044
Unrealized loss on securities available-for-sale which are other-than-temporarily impaired	-	(3,196)
Income tax effect of unrealized gain on securities available-for-sale	(407)	(1,924)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	15,089	16,924
Unrealized loss on cash flow hedges	(4,318)	(4,307)
Income tax effect of unrealized loss on cash flow hedges	1,513	1,380
Net unrealized loss on cash flow hedges	(2,805)	(2,927)
Accumulated other comprehensive income, net of taxes	$12,284	$13,997

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31,
	2016
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$16,924	$(2,927)	$13,997
Other comprehensive income (loss) before reclassifications	(4,326)	(1,457)	(5,783)
Amounts reclassified out of accumulated other comprehensive income (loss)	2,491	1,579	4,070
Other comprehensive income (loss)	(1,835)	122	(1,713)
Ending balance	$15,089	$(2,805)	$12,284

	Quarter Ended March 31,
	2015
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$25,764	$(6,053)	$19,711
Other comprehensive income (loss) before reclassifications	4,311	(1,369)	2,942
Amounts reclassified out of accumulated other comprehensive income (loss)	139	1,532	1,671
Other comprehensive income	4,450	163	4,613
Ending balance	$30,214	$(5,890)	$24,324

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2016 and 2015:

	Amount reclassified out of accumulated
	other comprehensive income		Affected Line Item in
	Quarter Ended March 31,		Consolidated Statement
	2016	2015	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,450	$1,606	Net interest expense
Tax effect from increase in capital gains tax rate	129	(74)	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	8	10	Income tax expense
Other-than-temporary impairment losses on available for sale securities realized during the period	2,557	-
Tax effect from increase in capital gains tax rate	(74)	129	Income tax expense
	$4,070	$1,671

NOTE 18 – EARNINGS (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per common share for the quarters ended March 31, 2016 and 2015 is as follows:

	Quarter Ended March 31,
	2016	2015
	(In thousands, except per share data)
Net income (loss)	$14,171	$(2,988)
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,628)
Convertible preferred stock (Series C)	(1,838)	(1,837)
Income (loss) available to common shareholders	$10,706	$(6,453)
Effect of assumed conversion of the convertible preferred stock	1,838	1,837
Income (loss) available to common shareholders assuming conversion	$12,544	$(4,616)

Weighted average common shares and share equivalents:
Average common shares outstanding	43,898	44,634
Effect of dilutive securities:
Average potential common shares-options	28	188
Average potential common shares-assuming conversion of convertible preferred stock	7,138	7,155
Total weighted average common shares outstanding and equivalents	51,064	51,977
Earnings (loss) per common share - basic	$0.24	$(0.14)
Earnings (loss) per common share - diluted	$0.24	$(0.14)

In computing diluted earnings (loss) per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at March 31, 2016, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings (loss) per common share, the dividends declared during the quarters ended March 31, 2016 and 2015 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2016 and 2015, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 977,823 and 390,078, respectively

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – GUARANTEES

At March 31, 2016, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $4.7 million (December 31, 2015 - $14.7 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2016 and December 31, 2015, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $22.0 million and $22.4 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters ended March 31, 2016 and 2015.

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$439	$927
Net (charge-offs/terminations) recoveries	(258)	(440)
Balance at end of period	$181	$487

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2016  and 2015, the Company repurchased approximately $209 thousand and $2.1 million, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2016, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $181 thousand (December 31, 2015– $439 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities that are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2016, the Company’s representation and warranty arrangements, excluding mortgage loans subject to credit recourse provisions referred to above, approximated $1.5 million in unpaid principal balance (March 31, 2015 – $9.0 million).

During the quarter ended March 31, 2016, the Company recognized $19 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $501 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter ended March 31, 2015, the Company recognized $39 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $832 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2016, the Company serviced $690.0 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2016, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $333 thousand (December 31, 2015 - $301 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit	$498,249	$456,720
Commercial letters of credit	2,619	1,508

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

At March 31, 2016 and December 31, 2015, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at both periods, March 31, 2016 and December 31, 2015.

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

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2016 and December 31, 2015, is as follows:

	March 31,	December 31,
	2016	2015
	(In thousands)
Standby letters of credit and financial guarantees	$4,656	$14,656
Loans sold with recourse	21,957	22,374
Commitments to sell or securitize mortgage loans	11,886	34,888

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2016 and 2015, amounted to $2.1 million and $2.4 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2016 exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2016	$6,519
2017	7,308
2018	6,278
2019	6,182
2020	5,455
Thereafter	12,397
$44,139

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation (“IDC”), an independent, well-recognized pricing company. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At March 31, 2016 and December 31, 2015, the Company did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$669,285	$-	$669,285
Trading securities	-	314	-	314
Money market investments	5,897	-	-	5,897
Derivative assets	-	1,890	772	2,662
Servicing assets	-	-	7,819	7,819
Derivative liabilities	-	(6,220)	(746)	(6,966)
	$5,897	$665,269	$7,845	$679,011
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$227,117	$227,117
Foreclosed real estate	-	-	56,777	56,777
Other repossessed assets	-	-	4,408	4,408
	$-	$-	$288,302	$288,302

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$974,609	$-	$974,609
Trading securities	-	288	-	288
Money market investments	4,699	-	-	4,699
Derivative assets	-	1,854	1,171	3,025
Servicing assets	-	-	7,455	7,455
Derivative liabilities	-	(6,162)	(1,095)	(7,257)
	$4,699	$970,589	$7,531	$982,819
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$235,767	$235,767
Foreclosed real estate	-	-	58,176	58,176
Other repossessed assets	-	-	6,226	6,226
	$-	$-	$300,169	$300,169

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2016 and  2015:

	Quarter Ended March 31, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	(399)	-	330	(69)
New instruments acquired	-	557	-	557
Principal repayments	-	(104)	-	(104)
Amortization	-	-	19	19
Changes in fair value of servicing assets	-	(89)	-	(89)
Balance at end of period	$772	$7,819	$(746)	$7,845

	Quarter Ended March 31, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
(Losses) gains included in earnings	(1,821)	-	1,782	(39)
New instruments acquired	-	531	-	531
Principal repayments	-	(418)	-	(418)
Amortization	-	-	78	78
Changes in fair value of servicing assets		(59)	-	(59)
Changes in fair value due to sales price of mortgage servicing rights held-for-sale	-	(1,882)	-	(1,882)
Balance at end of period	$3,734	$12,164	$(3,617)	$12,281

During the quarters ended March 31, 2016 and 2015, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into or out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2016:

	March 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$772	Option pricing model	Implied option volatility	35.32% -38.69%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	79.96%-89.03%
Servicing assets	$7,819	Cash flow valuation	Constant prepayment rate	4.43%-12.17%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(746)	Option pricing model	Implied option volatility	35.32% -38.69%
			Counterparty credit risk (based on 5-year CDS spread)	79.96%-89.03
Collateral dependant impaired loans	$25,252	Fair value of property or collateral	Appraised value less disposition costs	30.20%-42.40%

Puerto Rico Electric Power Authority line of credit, net	$186,675	Cash flow valuation	Discount rate	7.25%

Other non-collateral dependant impaired loans	$15,190	Cash flow valuation	Discount rate	4.25%-16.95%

Foreclosed real estate	$56,777	Fair value of property or collateral	Appraised value less disposition costs	30.20%-42.20%

Other repossessed assets	$4,408	Fair value of property or collateral	Appraised value less disposition costs	30.20%-42.20%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at March 31, 2016 and December 31, 2015 is as follows:

	March 31,		December 31,
	2016		2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$677,849	$677,849	$536,710	$536,710
Restricted cash	3,349	$3,349	$3,349	$3,349
Level 2
Financial Assets:
Trading securities	314	$314	$288	$288
Investment securities available-for-sale	669,285	$669,285	$974,609	$974,609
Investment securities held-to-maturity	641,346	$637,036	$614,679	$620,189
Federal Home Loan Bank (FHLB) stock	20,761	$20,761	$20,783	$20,783
Other investments	3	$3	$3	$3
Derivative assets	1,890	$1,890	$1,855	$1,855
Financial Liabilities:
Derivative liabilities	6,220	$6,220	$6,162	$6,162
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	4,088,158	4,360,129	4,101,219	4,434,213
Derivative assets	772	772	1,170	1,170
FDIC indemnification asset	10,897	20,923	17,786	22,599
Accrued interest receivable	18,392	18,392	20,637	20,637
Servicing assets	7,819	7,819	7,455	7,455
Accounts receivable and other assets	44,781	44,781	42,786	42,786
Financial Liabilities:
Deposits	4,772,507	4,778,947	4,705,878	4,715,764
Securities sold under agreements to repurchase	645,098	636,172	955,859	934,691
Advances from FHLB	334,782	331,980	335,812	332,476
Other borrowings	2,661	1,756	2,593	1,734
Subordinated capital notes	97,330	102,808	94,940	102,633
Accrued expenses and other liabilities	92,761	92,761	92,935	92,935
Derivative liabilities embedded in deposits	746	746	1,095	1,095

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2016 and December 31, 2015:

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

•     The fair value of the FDIC indemnification asset represents the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset and the loss sharing percentages. The ultimate collectability of the FDIC indemnification asset is dependent upon the performance of the underlying covered loans, the passage of time and claims paid by the FDIC which are impacted by the Bank’s adherence to certain guidelines established by the FDIC.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2016 and 2015:

	Quarter Ended March 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$81,152	$18	$10,136	$91,306	$-	$91,306
Interest expense	(6,807)	-	(9,524)	(16,331)	-	(16,331)
Net interest income	74,345	18	612	74,975	-	74,975
Provision for loan and lease losses	(13,789)	-	-	(13,789)	-	(13,789)
Non-interest income (loss)	7,795	6,020	(312)	13,503	-	13,503
Non-interest expenses	(48,249)	(4,484)	(2,124)	(54,857)	-	(54,857)
Intersegment revenue	399	-	100	499	(499)	-
Intersegment expenses	(101)	(291)	(107)	(499)	499	-
Income (loss) before income taxes	$20,400	$1,263	$(1,831)	$19,832	$-	$19,832
Total assets	$5,814,279	$23,369	$1,970,264	$7,807,912	$(933,340)	$6,874,572

	Quarter Ended March 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,482	$23	$9,496	$107,001	$-	$107,001
Interest expense	(7,454)	-	(9,912)	(17,366)	-	(17,366)
Net interest income	90,028	23	(416)	89,635	-	89,635
Provision for loan and lease losses	(42,193)	-	-	(42,193)	-	(42,193)
Non-interest (loss) income	(2,249)	7,010	2,120	6,881	-	6,881
Non-interest expenses	(49,313)	(4,790)	(2,229)	(56,332)	-	(56,332)
Intersegment revenue	544	-	98	642	(642)	-
Intersegment expenses	(98)	(432)	(112)	(642)	642	-
(Loss) income before income taxes	$(3,281)	$1,811	$(539)	$(2,009)	$-	$(2,009)
Total assets	$6,302,044	$21,995	$1,965,342	$8,289,381	$(925,225)	$7,364,156

ITEM 2.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s unaudited consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our Form 10-K for the year ended December 31, 2015 (the “2015 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

The Company is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. The Company has 48 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2015 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2015 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•	Loans and lease receivables
•	Allowance for loan and lease losses
•	Financial instruments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2015 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2016	2015	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$91,306	$107,001	-14.7%
Interest expense	16,331	17,366	-6.0%
Net interest income	74,975	89,635	-16.4%
Provision for loan and lease losses	13,789	42,193	-67.3%
Net interest income after provision for loan and lease losses	61,186	47,442	29.0%
Non-interest income	13,503	6,881	96.2%
Non-interest expenses	54,857	56,332	-2.6%
Income (loss) before taxes	19,832	(2,009)	1087.2%
Income tax expense	5,661	979	478.2%
Net income (loss)	14,171	(2,988)	574.3%
Less: dividends on preferred stock	(3,465)	(3,465)	153.0%
Income (loss) available to common shareholders	$10,706	$(6,453)	265.9%
PER SHARE DATA:
Basic	$0.24	$(0.14)	268.7%
Diluted	$0.24	$(0.14)	268.7%
Average common shares outstanding	43,898	44,634	-1.6%
Average common shares outstanding and equivalents	51,064	51,977	-1.8%
Cash dividends declared per common share	$0.06	$0.10	-40.0%
Cash dividends declared on common shares	$2,633	$4,464	-41.0%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.81%	-0.16%	600.5%
Return on average tangible common equity	6.69%	-3.76%	278.0%
Return on average common equity (ROE)	5.83%	-3.30%	276.9%
Equity-to-assets ratio	13.09%	12.72%	2.9%
Efficiency ratio	59.56%	51.75%	15.1%
Interest rate spread	4.59%	5.20%	-11.7%
Interest rate margin	4.67%	5.42%	-13.8%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2016	2015	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,327,399	$1,615,872	-17.9%
Loans and leases , net	4,360,129	4,434,213	-1.7%
Total investments and loans	$5,687,528	$6,050,085	-6.0%
Deposits and borrowings
Deposits	$4,779,693	$4,717,751	1.3%
Securities sold under agreements to repurchase	636,172	934,691	-31.9%
Other borrowings	436,544	436,843	-0.1%
Total deposits and borrowings	$5,852,409	$6,089,285	-3.9%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	540,371	540,512	0.0%
Legal surplus	71,865	70,435	2.0%
Retained earnings	155,529	148,886	4.5%
Treasury stock, at cost	(104,874)	(105,379)	0.5%
Accumulated other comprehensive income	12,284	13,997	-12.2%
Total stockholders' equity	$903,801	$897,077	0.7%
Per share data
Book value per common share	$16.80	$16.67	0.8%
Tangible book value per common share	$14.68	$14.53	1.0%
Market price at end of period	$6.99	$7.32	-4.5%
Capital ratios
Leverage capital	11.38%	11.18%	1.8%
Common equity Tier 1 capital	12.33%	12.14%	1.6%
Tier 1 risk-based capital	16.36%	15.99%	2.3%
Total risk-based capital	17.67%	17.29%	2.2%
Financial assets managed
Trust assets managed	$2,757,631	$2,691,433	2.5%
Broker-dealer assets gathered	$2,351,746	$2,374,709	-1.0%

FINANCIAL HIGHLIGHTS OF THE FIRST QUARTER OF 2016

•      Net income available to shareholders amounted to $10.7 million, or $0.24 per share fully diluted. This compares to a loss of $4.4 million, or ($0.10) per share, in the preceding quarter, and a loss of $6.5 million, or ($0.14) per share, in the same quarter a year ago.

•      The Bank’s retail franchise continued to grow. The Bank originated $226 million in new loans, while maintaining the Bank's credit and pricing standards. Total customers increased in excess of a 4.0% annualized rate from December 31, 2015.

•      Credit quality continued to improve. Net charge-offs of loans (excluding acquired loans) declined to 1.30% from 1.67% in the fourth quarter of 2015. The provision for loan losses fell 18.6% from 4Q15’s adjusted. Early and total delinquency rates declined below both the previous and year-ago quarters.

•      Puerto Rico investment securities balance fell 62.2% to $6.7 million, reflecting the sale of $12.8 million (average yield of 6.60%) in securities of the Puerto Rico Industrial Development Company (PRIDCO) and the Puerto Rico Public Buildings Authority (PBA). The Bank capitalized on market conditions to partially unwind a high-rate repurchase agreement, and to sell our PRIDCO and PBA securities and certain of our mortgage-backed securities. The aggregate gains and losses had no impact on the 1Q16 income statement, but will help to improve Net Interest Margin (NIM) going forward.

•      NIM expanded to 4.67%, reflecting better yields on interest earning assets.

•      Tangible book value per common share increased to $14.68 from $14.53, and tangible common equity (TCE) ratio increased to 9.50% from 9.10%.

Comparison of quarters ended March 31, 2016 and 2015

Interest Income

Total interest income decreased $15.7 million to $91.3 million, compared to $107.0 million in the first quarter of 2015, reflecting the transition in our loan portfolio as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans fall, due to repayments and maturities. In addition, during the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. Starting with the second quarter of 2015, quarterly interest payments received of $3.6 million per quarter, have been applied to principal, reducing the yield on originated loans.The yield on interest-earning assets decreased to 5.69% from 6.47%.

Interest Expense

Total interest expense decreased by 6.0%, or $1.0 million, as compared to the same period in 2015. Such decrease reflects the lower cost of borrowings (2.98% vs. 3.02%). Such lower cost reflects a partial unwinding of a $268.0 million in repurchase agreement funding,  which carried a cost of 4.78%, and other reductions in its cost of funds during the first quarter of 2016.

Net Interest Income

Net interest income decreased $14.7 million for the first quarter of 2016, mostly due to lower balances in our acquired loan portfolios and lower yields in our originated loan portfolio, partially offset by the decrease in interest expenses as a result of lower costs of borrowings. Such decrease reflects a decrease in net interest margin of 75 basis points to 4.67% when compared to the first quarter of 2015.

Provision for Loan and Lease Losses

Provision for loan and lease losses decreased $28.4 million to $13.8 million when compared to $42.2 million for the first quarter of 2015, which reflects the $24.0 million provision related to the PREPA line of credit during the first quarter of 2015. Such decrease also reflects a reduction of $4.0 million in the provision for Eurobank-acquired loan and lease losses, which reflects an additional provision of $3.5 million during the first quarter of 2015 related to the expiration of the commercial loans shared-loss coverage on June 30, 2015.

Non-Interest Income, net

Core banking and wealth management revenues decreased to $17.1 million from $19.2 million as compared to the same period in 2015, primarily reflecting a decrease of $1.0 million for wealth management revenues due to lower client trading volumes as a result of general investor uncertainty in the Puerto Rico market, and a decrease of $1.0 million in mortgage banking activities mainly due to foregone gains on sale as a result of the Company retaining securitized GNMA pools. Banking service revenue slightly decreased $87 thousand to $10.1 million from $10.2 million when compared to the same period in 2015.

The decrease in the FDIC shared-loss expense of $9.1 million to $4.0 million, compared to $13.1 million for the same period in 2015, resulted from the expiration of the FDIC loss-share coverage for commercial loans and other non-single family loans on June 30, 2015.

A net gain on sale of securities available-for-sale of $12.0 million was recorded for the first quarter of 2016, including a gross gain of $16.1 million related to $272.1 million mortgage-backed securities sold, partially offset by a gross loss of $4.1 million related to the sale of $11.1 million in Puerto Rico government bonds, as all but one of the municipal securities held were sold.

A loss on extinguishment of debt was recorded for the first quarter of 2016, due to the unwinding of $268.0 in repurchase agreements at a cost of $12.0 million.

Non-Interest Expense

Non-interest expense of $54.9 million decreased $1.5 million or 2.6% compared to the same period in 2015, reflecting lower general and administrative expenses mostly related to a decrease of 48.5% in foreclosure, repossession and other real estate expenses, partially offset by higher insurance expenses from the first quarter of 2015. The Company’s efficiency ratio for the first quarter of 2016 was 59.56%, compared to 51.75% for the same period in 2015.

Income Tax Expense

Income tax expense was $5.7 million, compared to $979 thousand for the same period in 2015. Income tax expense reflects the net income before income taxes of $19.8 million for the first quarter of 2016, compared to a net loss before income taxes of $2.0 million for the year ago quarter.

Income (Loss) Available to Common Shareholders

The Company’s net income available to common shareholders amounted to $10.7 million, compared to a net loss to common shareholders of $6.5 million for the same period in 2015. Income per basic common share and fully diluted common share was $0.24, compared to a loss per basic common share and fully diluted common share of $0.14 for the first quarter of 2015.

Interest Earning Assets

The loan portfolio declined to $4.360 billion at March 31, 2016, compared to $4.434 billion at December 31, 2015, primarily due to repayments and maturities. The investment portfolio of $1.327 billion at March 31, 2016 decreased 17.9% compared to $1.616 billion at December 31, 2015 due to the sale of $272.1 million in mortgage-backed securities and $11.1 million in Puerto Rico government bonds, and the prepayments of mortgage-backed securities during the first quarter of 2016.

Interest Bearing Liabilities

Total deposits amounted to $4.780 billion at March 31, 2016, an increase of 1.3% compared to $4.718 billion at December 31, 2015. Demand and savings deposits increased 5.3% to $3.129 billion. Time deposits, including brokered deposits, declined 5.7% as part of our efforts to reduce the cost of deposits, which averaged 0.60% at March 31, 2016 and 0.59% at December 31, 2015.

Stockholders’ Equity

Stockholders’ equity at March 31, 2016 was $903.8 million compared to $897.1 million at December 31, 2015, an increase of 0.8%. This increase reflects the net income for the first quarter of 2016. Book value per share was $16.80 at March 31, 2016, compared to $16.67 at December 31, 2015.

The Company maintains capital ratios in excess of regulatory requirements. At March 31, 2016, Tier 1 Leverage capital ratio was 11.38% (December 31, 2015– 11.18%), Common Equity Tier 1 capital ratio was 12.33% (December 31, 2015 – 12.14%), Tier 1 Risk-Based capital ratio was 16.36% (December 31, 2015– 15.99%), and Total Risk-Based capital ratio was 17.67% (December 31, 2015– 17.29%).

Return on Average Assets and Common Equity

Return on average common equity (“ROE”) was 5.83% compared to (3.30%) for the quarter ended March 31, 2015. Return on average assets (“ROA”) was 0.81% compared to (0.16%) for the same period in 2015. Both increases reflect the net income for the first quarter of 2016.

Assets under Management

At March 31, 2016, total assets managed by the Company’s trust division and OPC increased to $2.758 billion compared to $2.691 billion at December 31, 2015. At March 31, 2016, total assets gathered by the securities broker-dealer subsidiary from its customer investment accounts decreased to $2.352 billion, compared to $2.375 billion at December 31, 2015. Changes in trust and broker-dealer related assets primarily reflect a slight increase in portfolio balances and differences in market values.

Lending

Total loan production of $226.2 million decreased 5.6% compared to the same period in 2015. Total commercial loan production of $79.3 million decreased 7.5% from $85.7 million for the same period in 2015. Mortgage loan production of $48.3 million decreased 21.7% from $61.7 million for the same period in 2015. In the aggregate, consumer loan and auto and leasing production totaled $98.6 million, an increase of 7.1% from the same period in 2015.

Credit Quality on Non-Acquired Loans

Net credit losses, excluding acquired loans, increased $1.5 million to $10.0 million, representing 1.30% of average non-acquired loans outstanding versus 1.21% in the same period in 2015. The allowances for loan and lease losses, excluding acquired loans, increased to $113.2 million (3.63% of total non-acquired loans) at March 31, 2016, compared to $112.6 million (3.62% of total non-acquired loans) at December 31, 2015.

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

During the quarter ended March 31, 2016, the Company’s pre-tax pre-provision operating income decreased 29.1% to $37.2 million as compared to $52.5 million for the same period in 2015. Pre-tax pre-provision operating income is calculated as follows:

	Quarter Ended March 31,
	2016	2015
	(In thousands)
PRE-TAX PRE-PROVISION OPERATING INCOME
Net interest income	$74,975	$89,635
Core non-interest income:
Banking service revenue	10,118	10,205
Wealth management revenue	6,152	7,155
Mortgage banking activities	855	1,863
Total core non-interest income	17,125	19,223
Non-interest expenses	54,857	56,331
Total pre-tax pre-provision operating income	$37,243	$52,527

At March 31, 2016, tangible common equity to total assets increased to 9.37% from 8.98% and tangible common equity to risk-weighted assets increased to13.58% from 13.02% at December 31, 2015. Total equity to risk-weighted assets increased to 19.05% from 18.32% at December 31, 2015.

The tangible common equity ratio and tangible book value per common share are non-GAAP measures and, unlike Tier 1 capital and Common Equity Tier 1 capital, are not codified in the federal banking regulations. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

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

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2016 and 2015:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2016 AND 2015

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$91,306	$107,001	5.69%	6.47%	$6,437,255	$6,703,286
Tax equivalent adjustment	1,166	4,167	0.07%	0.25%	-	-
Interest-earning assets - tax equivalent	92,472	111,168	5.76%	6.72%	6,437,255	6,703,286
Interest-bearing liabilities	16,331	17,366	1.10%	1.12%	5,971,412	6,296,576
Tax equivalent net interest income / spread	76,141	93,802	4.66%	5.60%	465,843	406,710
Tax equivalent interest rate margin			4.74%	5.68%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	9,508	9,195	2.63%	2.77%	1,450,127	1,344,617
Interest bearing cash and money market investments	646	323	0.52%	0.23%	502,718	564,237
Total investments	10,154	9,518	2.09%	2.02%	1,952,845	1,908,854
Non-acquired loans
Mortgage	9,606	10,211	5.09%	5.26%	756,291	787,330
Commercial	15,414	16,954	4.34%	5.42%	1,425,332	1,269,104
Consumer	6,185	4,585	10.58%	10.25%	234,499	181,464
Auto and leasing	16,710	14,534	9.80%	9.91%	684,035	594,760
Total non-acquired loans	47,915	46,284	6.20%	6.63%	3,100,157	2,832,658
Acquired loans:
Acquired BBVAPR
Mortgage	8,307	8,987	5.54%	5.61%	601,761	649,710
Commercial	7,696	14,572	9.21%	10.79%	335,240	547,578
Consumer	3,088	3,189	17.56%	14.54%	70,553	88,954
Auto	6,570	8,947	11.32%	9.05%	232,699	400,803
Total acquired BBVAPR loans	25,661	35,695	8.30%	8.58%	1,240,252	1,687,044
Acquired Eurobank	7,576	15,504	21.10%	22.89%	144,001	274,731
Total loans	81,152	97,483	7.26%	8.25%	4,484,410	4,794,432
Total interest earning assets	91,306	107,001	5.69%	6.47%	6,437,255	6,703,286

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$1,081	$1,281	0.38%	0.41%	$1,152,055	$1,260,952
Savings and money market	1,398	1,734	0.50%	0.54%	1,115,552	1,314,360
Individual retirement accounts	502	771	0.75%	1.05%	267,058	296,661
Retail certificates of deposits	1,339	1,407	1.28%	1.33%	417,992	428,466
Total core deposits	4,320	5,193	0.59%	0.65%	2,952,657	3,300,439
Institutional deposits	654	798	0.97%	1.22%	269,807	264,964
Brokered deposits	1,988	1,166	1.09%	0.79%	734,326	602,189
Total wholesale deposits	2,642	1,964	1.06%	0.92%	1,004,133	867,153
	6,962	7,157	0.71%	0.70%	3,956,790	4,167,592
Non-interest bearing deposits	-	-	0.00%	0.00%	774,950	$750,640
Deposits fair value premium amortization	(96)	(345)	0.00%	0.00%	-	-
Core deposit intangible amortization	258	292	0.00%	0.00%	-	-
Total deposits	7,124	7,104	0.60%	0.69%	4,731,740	4,918,232
Borrowings:
Securities sold under agreements to repurchase	6,099	7,164	3.06%	3.09%	799,613	939,377
Advances from FHLB and other borrowings	2,240	2,235	2.66%	2.69%	337,364	337,292
Subordinated capital notes	868	863	3.39%	3.44%	102,695	101,675
Total borrowings	9,207	10,262	2.98%	3.02%	1,239,672	1,378,344
Total interest bearing liabilities	16,331	17,366	1.10%	1.12%	5,971,412	6,296,576
Net interest income / spread	$74,975	$89,635	4.59%	5.35%
Interest rate margin			4.67%	5.42%
Excess of average interest-earning assets over average interest-bearing liabilities					$465,843	$406,710
Average interest-earning assets to average interest-bearing liabilities ratio					107.80%	106.46%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$219	$417	$636
Loans	(12,460)	(3,871)	(16,331)
Total interest income	(12,241)	(3,454)	(15,695)
Interest Expense:
Deposits	(269)	289	20
Repurchase agreements	(1,066)	1	(1,065)
Other borrowings	8	2	10
Total interest expense	(1,327)	292	(1,035)
Net Interest Income	$(10,914)	$(3,746)	$(14,660)

Net Interest Income

Comparison of quarters ended March 31, 2016 and 2015

Net interest income is a function of the difference between rates earned on the Company’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). The Company constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels. Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2016 and 2015.

Net interest income of $75.0 million decreased 16.4% compared with $89.6 million reported in the first quarter of 2015, reflecting a decrease of 16.8% in interest income from loans.

Interest rate spread decreased 76 basis points from 5.35% to 4.59%. This decrease is mainly due to the net effect of a 78 basis points decrease in the average yield of interest-earning assets from 6.47% to 5.69%.

Interest income decreased to $91.3 million from $107.0 million in the first quarter of 2016. Such decrease reflects decreases of $12.2 million and $3.5 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from loans decreased 16.8% to $81.2 million, reflecting a decrease in volume and interest rate by $12.5 million and a $3.9 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans fall due to repayments and maturities.

Originated loans interest income increased 3.5% to $47.9 million as average balances grew 9.4% and yields decreased 43 basis points to 6.20%. During the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. Starting with the second quarter of 2015, quarterly interest payments of $3.6 million per quarter, have been applied to principal, reducing the yield on originated loans. In addition, as a result of the Company's efforts to reduce our risk in Puerto Rico government exposures, the outstanding balance of credit facilities to public corporations decreased as a result of a repayment in full of a $75 million loan by the Puerto Rico Aqueduct and Sewer Authority in the second quarter of 2015 and a repayment in full of a $78 million loan by the State Insurance Fund Corporation in the third quarter of 2015.

Acquired BBVAPR loans interest income declined 28.1% to $25.7 million as average balances declined 26.5% and yields decreased 28 basis points to 8.30%. Acquired Eurobank loans interest income fell 51.2% to $7.6 million as average balances declined 47.6% and yields decreased 183 basis points to 21.06%. Interest income from investments increased 6.7% to $10.2 million, reflecting increases in volume and interest rate of $219 thousand and $417 thousand, respectively.  The average balance of total interest-earning assets was $6.437 billion, a decrease of 4.0% from the same period in 2015. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 6.5% in average loans, partially offset by an increase of 2.3% in average investments. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount). The FDIC agreed to cover $20.0 million of losses as part of its loss-share agreement with the Company. Also, as part of this transaction, the Company sold certain non-performing commercial loans and real estate owned from the BBVAPR acquisition amounting to $38.1 million of unpaid principal balance ($9.9 million carrying amount).

Interest expense decreased 6.0% to $16.3 million, primarily because of a $1.3 million decrease in the volume of interest-bearing liabilities and an increase of $292 thousand in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements volume of $1.1 million and a decrease in deposit volume of $269 thousand which was offset by an increase in interest rate of $289 thousand. The decrease in repurchase agreement volume reflects a partial unwinding of repurchase agreements amounting to $268.0 million, which carried a cost of 4.78%. The cost of deposits before fair value amortization and core deposit intangible amortization slightly increased 1 basis point to 0.71% for the first quarter of 2016, compared to 0.70% for the first quarter of 2015. The cost of borrowings decreased 4 basis points to 2.98% from 3.02%.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2016	2015	Variance
	(Dollars in thousands)
Banking service revenue	$10,118	$10,205	-0.9%
Wealth management revenue	6,152	7,155	-14.0%
Mortgage banking activities	855	1,863	-54.1%
Total banking and financial service revenue	17,125	19,223	-10.9%
FDIC shared-loss expense, net	(4,029)	(13,084)	69.2%
Net gain (loss) on:
Sale of securities available for sale	11,996	2,572	366.4%
Derivatives	(3)	(90)	96.7%
Early extinguishment of debt	(12,000)	-	-100.0%
Other non-interest income (loss)	414	(1,740)	123.8%
	(3,622)	(12,342)	70.7%
Total non-interest income, net	$13,503	$6,881	96.2%

Non-Interest Income, net

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

Comparison of quarters ended March 31, 2016 and 2015

As shown in Table 2 above, the Company recorded non-interest income, net in the amount of $13.5 million, compared to $6.9 million for the same period in 2015, an increase of 96.2%, or $6.6 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, slightly decreased 1.0% to $10.1 million, from $10.2 million for the same period in 2015. The decrease is mainly due to a decrease in electronic banking fees of $242 thousand, partially offset by an increase of $195 thousand for prepayment penalty fees.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 14.0% to $6.2 million, compared to $7.2 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities and the cancellation of various retirement plans. Client trading volumes in our broker-dealer subsidiary continued to fall due to the general investor uncertainty in the Puerto Rico market.

Income generated from mortgage banking activities decreased 54.1% to $855 thousand, compared to $1.9 million for the same period in 2015. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of the Company retaining securitized GNMA pools. During the first quarter of 2016, the Company retained securitized GNMA pools totaling $23.0 million, amortized cost, at a yield of 3.06%, from its own originations.

The net FDIC shared-loss expense decreased to $4.0 million as compared to $13.1 million for the first quarter of 2015, primarily from the expiration of the FDIC commercial loss share coverage. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability).

During the first quarter of 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million at a cost of $12 million, included as a loss on early extinguishment of debt in the unaudited statements of operations. In addition, the Company sold $272.1 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds. As a result, the Company recorded a net gain on sale of securities of $12.0 million, compared to $2.6 million for the first quarter of 2015.

Other non-interest income increased $2.2 million, as the first quarter of 2015 included the recognition of $1.9 million loss in the valuation of part of the mortgage servicing asset subsequently sold to Scotiabank Puerto Rico.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2016	2015	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,284	$20,180	0.5%
Professional and service fees	3,626	4,181	-13.3%
Occupancy and equipment	7,822	8,636	-9.4%
Insurance	3,150	1,953	61.3%
Electronic banking charges	5,589	5,367	4.1%
Information technology expenses	1,657	1,454	14.0%
Advertising, business promotion, and strategic initiatives	1,443	1,629	-11.4%
Foreclosure, repossession and other real estate expenses	2,806	5,447	-48.5%
Loan servicing and clearing expenses	2,081	2,353	-11.6%
Taxes, other than payroll and income taxes	2,671	1,479	80.6%
Communication	819	691	18.5%
Printing, postage, stationery and supplies	725	637	13.8%
Director and investor relations	278	294	-5.4%
Other operating expenses	1,906	2,031	-6.2%
Total non-interest expenses	$54,857	$56,332	-2.6%
Relevant ratios and data:
Efficiency ratio	59.56%	51.75%
Compensation and benefits to non-interest expense	36.98%	35.82%
Compensation to average total assets owned	1.16%	1.09%
Average number of employees	1,468	1,510
Average compensation per employee	$13.8	$13.4
Average loans per average employee	$3,055	$3,175

Non-Interest Expenses

Comparison of quarters ended March 31, 2016 and 2015

Non-interest expense for the first quarter of 2016 was $54.9 million, representing a decrease of 2.6% compared to $56.3 million in the same quarter of the previous year.

Professional and service fees decreased 13.3% or $555 thousand to $3.6 million, mostly due to a decrease of $522 thousand in legal expenses from reduced billings.

Occupancy and equipment decreased 9.4% to $7.8 million, reflecting decreases in rent expense and in depreciation expenses of $890 thousand and $227 thousand, respectively, and was partially offset by an increase of $332 thousand in new technology for clients. The rent expense decrease is mainly due to a reduction in the number of branches.

Foreclosure, repossession and other real estate expenses decreased 48.5% to $2.8 million, as compared to $5.4 million in the same period for the previous year. The first quarter of 2015 included a loss of $2.1 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $723 thousand on the sale of repossessed assets, as the unit count decreased from 1,195 to 928 mostly due to reduction in new entries and efficiencies in the selling process.

The decreases in the foregoing non-interest expenses were partially offset by increases in insurance and taxes, other than payroll and income taxes.

Insurance expense increased 61.3% to $3.2 million, as compared to $2.0 million in the same period of 2015, mainly due to an increase in the State Accident Insurance Fund (“SAIF”) premiums.

Taxes, other than payroll and income taxes increased 80.6% to $2.7 million from $1.5 million for the same quarter in 2015. The first quarter of 2015 included a $1.2 million adjustment related to a special gross receipts tax (“Patente Nacional”) taxes from a 2014 accrual, which reduced the expense balance in such period.

The efficiency ratio was 59.56% compared to 51.75% for the same period in 2015. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest (losses) income that are excluded from the efficiency ratio computation for the quarter ended March 31, 2016 amounted to losses of $3.6 million, compared to income of $12.3 million for the quarter ended March 31, 2015.

     Provision for Loan and Lease Losses

Comparison of quarters ended March 31, 2016 and 2015

Provision for loan and lease losses decreased 67.3% or $28.4 million, to $13.8 million, as a result of a $24.0 million provision for loan and lease losses related to the PREPA line of credit recorded during the first quarter of 2015.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses decreased 68.6%, or $23.3 million, to $10.7 million from $33.9 million when compared with the same period in 2015. During the first quarter of 2015, the Company changed to non-accrual status of the PREPA line of credit recorded a $24.0 million provision for loan and lease losses related thereto. Management determined that no additional provision was required on the PREPA line of credit after the evaluation made during the first quarter of 2016.

Total charge-offs on originated and other loans increased 9.4% to $13.4 million, as compared to $12.2 million for the same quarter in 2015. Consumer charge-offs increased $651 thousand to $1.7 million. Mortgage charge-offs increased $248 thousand to $1.7 million. Auto and leasing charge-offs increased $226 thousand to $8.4 million. Commercial charge-offs increased $19 thousand to $1.0 million. Total recoveries on originated and other loans decreased from $3.6 million to $3.3 million. As a result, the recoveries to charge-offs ratio decreased from 29.68% to 24.80%. Net credit losses increased $1.5 million to $10.0 million, representing 1.30% of average originated and other loans outstanding versus 1.21% for the same quarter in 2015, annualized.

Provision for acquired loan and lease losses decreased 62.2%, or $5.2 million, to $3.1 million from $8.3 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $1.1 million to $2.3 million from $3.5 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses decreased $4.0 million from $4.8 million to $805 thousand. Such decrease reflects an additional provision of $3.5 million in the first quarter of 2015 related to the commercial shared-loss coverage with the FDIC that ended on June 30, 2015.

Income Taxes

Comparison of quarters ended March 31, 2016 and 2015

Income tax expense was $5.7 million, compared to $979 thousand for the same period in 2015. Income tax expense reflects the net income before income taxes of $19.8 million for the first quarter of 2016, compared to a net loss before income taxes of $2.0 million for the year-ago quarter.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the first quarters of 2016 and 2015.

	Quarter Ended March 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$81,152	$18	$10,136	$91,306	$-	$91,306
Interest expense	(6,807)	-	(9,524)	(16,331)	-	(16,331)
Net interest income	74,345	18	612	74,975	-	74,975
Provision for loan and lease losses	(13,789)	-	-	(13,789)	-	(13,789)
Non-interest income (loss), net	7,795	6,020	(312)	13,503	-	13,503
Non-interest expenses	(48,249)	(4,484)	(2,124)	(54,857)	-	(54,857)
Intersegment revenue	398	-	1,198	1,596	(1,596)	-
Intersegment expenses	(1,198)	(291)	(107)	(1,596)	1,596	-
Income (loss) before income taxes	$19,302	$1,263	(733)	$19,832	$-	$19,832
Total assets	$5,814,279	$23,369	$1,970,264	$7,807,912	$(933,340)	$6,874,572

	Quarter Ended March 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,482	$23	$9,496	$107,001	$-	$107,001
Interest expense	(7,454)	-	(9,912)	(17,366)	-	(17,366)
Net interest income	90,028	23	(416)	89,635	-	89,635
Provision for loan and lease losses	(42,193)	-	-	(42,193)	-	(42,193)
Non-interest income (loss), net	(2,249)	7,010	2,120	6,881	-	6,881
Non-interest expenses	(49,313)	(4,790)	(2,229)	(56,332)	-	(56,332)
Intersegment revenue	544	-	98	642	(642)	-
Intersegment expenses	(98)	(432)	(112)	(642)	642	-
(Loss) income before income taxes	$(3,281)	$1,811	$(539)	$(2,009)	$-	$(2,009)
Total assets	$6,302,044	$21,995	$1,965,342	$8,289,381	(925,225)	$7,364,156

Comparison of quarters ended March 31, 2016 and 2015

Banking

Net interest income of the Company’s Banking segment decreased $14.7 million for 2016, or 16.4%, reflecting a decrease of 16.8% in interest income from loans. Interest income from loans decreased 16.8% to $81.2 million, reflecting a decrease in volume and in interest rate by $12.5 million and $3.9 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans fall due to repayments and maturities.

Originated loans interest income increased 3.5% to $47.9 million as average balances grew 9.4% and yields declined 43 basis points to 6.20%. During the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. Starting with the second quarter of 2015, quarterly interest payments of $3.6 million, have been applied to principal, reducing the yield on originated loans. In addition, as a result of the Company's efforts to reduce our risk in government exposures, the outstanding balance of credit facilities to public corporations decreased as a result of a repayment in full of a $75 million loan by the Puerto Rico Aqueduct and Sewer Authority in the second quarter of 2015 and a repayment in full of a $78 million loan by the State Insurance Fund Corporation in the third quarter of 2015.

Acquired BBVAPR loans interest income decreased 28.1% to $25.7 million as average balances declined 26.5% and yields declined 28 basis points to 8.30%. Acquired Eurobank loans interest income fell 51.2% to $7.6 million as average balances declined 47.6% and yields declined 183 basis points to 21.06%. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount). The FDIC agreed to cover $20.0 million of losses as part of its loss-share agreement with the Company. Also, as part of this transaction, the Company sold certain non-performing commercial loans and real estate owned from the BBVAPR acquisition amounting to $38.1 million of unpaid principal balance ($9.9 million carrying amount).

Provision for originated and other loan and lease losses decreased 68.6%, or $23.3 million, to $10.7 million from $33.9 million when compared with the same period in 2015. During the first quarter of 2015, the Company recorded a $24.0 million provision for loan and lease losses for the PREPA line of credit. No additional provision was required on the PREPA line of credit during the first quarter of 2016. Provision for acquired loan and lease losses decreased 62.2%, or $5.2 million, when compared with the same period in 2015. Provision for acquired Eurobank loan and lease losses decreased $4.0 million, which reflects an additional provision of $3.5 million in the first quarter of 2015 related to the commercial shared-loss coverage with the FDIC that ended on June 30, 2015.

Non-interest income, net, is affected by the level of mortgage banking activities and fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, slightly decreased 1.0% to $10.1 million, from $10.2 million for the same period in 2015. The decrease is mainly due to a decrease in electronic banking fees of $242 thousand, partially offset by an increase of $195 thousand for prepayment penalty fees.

Income generated from mortgage banking activities decreased 54.1% to $855 thousand, compared to $1.9 million for the same period in 2015. The decrease in mortgage banking activities was mostly due to foregone gains on sales as a result of the Company retaining securitized GNMA pools. During the first quarter of 2016, the Company retained securitized GNMA pools totaling $23.0 million, amortized cost, from its own originations. The net FDIC shared-loss expense decreased to $4.0 million as compared to $13.1 million for the first quarter of 2015, primarily from the expiration of the FDIC commercial loss-share coverage.

Non-interest expense of $48.3 million decreased 2.1% when compared to the first quarter of 2015, primarily reflecting a decrease in foreclosure, repossession and other real estate expenses of 48.5% to $2.8 million, as compared to $5.4 million in the same period for the previous year. The first quarter of 2015 included a loss of $2.1 million on the sale of repossessed assets, contrasting with the first quarter of 2016 which included a gain of $723 thousand due to efforts to sell units at a gain.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary, securities brokerage and insurance activities decreased to $1.3 million, compared to $1.8 million in the first quarter of 2015. Such decrease reflects a reduction in some security brokerage activities and the cancellation of various retirement plans. Client trading volumes in our broker-dealer subsidiary continued to fall due to the general investor uncertainty in the Puerto Rico market.

Treasury

Treasury revenue, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to a loss of $733 thousand, compared to a loss of $539 thousand in the first quarter of 2015. Such increase reflects a gain of $2.6 million from the sale of $37.7 million in FNMA and FHLMC certificates during the first quarter of 2015, partially offset by an increase of $1.0 million in net interest income and intersegment revenue of $1.1 million from the previous year.

During the first quarter of 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million, at a cost of $12.0 million, and sell $272.1 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds, at a net gain on sale of securities of $12.0 million.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2016, the Company’s total assets amounted to $6.875 billion representing a decrease of 3.2% when compared to $7.099 billion at December 31, 2015. This reduction is mainly due to a decrease in the investment and loan portfolios. The investment portfolio decreased $288.5 million from $1.616 billion at December 31, 2015 to $1.327 billion, which included the sale of $272.1 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds during the first quarter of 2016. As a result, at March 31, 2016, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 73% and 27%, respectively, at December 31, 2015.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At March 31, 2016, the Company’s loan portfolio decreased by 1.7% to $4.360 billion compared to $4.434 billion at December 31, 2015, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities. At March 31, 2016, the originated loan portfolio increased $4.6 million, or 0.2%, the acquired BBVAPR loan portfolio decreased $78.4 million, or 6.2%, and the acquired Eurobank loan portfolio decreased $3.9 million, or 2.7% from December 31, 2015.

Investments principally consist of U.S. government and agency bonds, mortgage-backed securities, and Puerto Rico government and agency bonds. At March 31, 2016, the investment portfolio decreased 17.9% to $1.327 billion from $1.616 billion at December 31, 2015. During the first quarter of 2016 the Company sold $272.1 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds and reduced some interest rate sensitivity and Puerto Rico government exposure. Recent purchases of investment securities were categorized as held-to-maturity. The Company’s management will determine the category of upcoming investment securities purchases based on the Company’s expectations at such time.

Financial Assets Managed

The Company’s financial assets include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of IRAs and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At March 31, 2016, total assets managed by the Company’s trust division and OPC amounted to $2.758 billion, compared to $2.691 billion at December 31, 2015. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2016, total assets gathered by Oriental Financial Services from its customer investment accounts decreased to $2.352 billion, compared to $2.375 billion at December 31, 2015. Changes in trust and broker-dealer related assets primarily reflect a decrease in portfolio balances and differences in market values.

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

As of March 31, 2016, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 to the Wealth Management unit. During the last quarter of 2015, based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceed its fair value by approximately $263.1 million, or 29.6%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the first quarter of 2016, the Company performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of Goodwill at March 31, 2016.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,056,869	$1,354,802	-22.0%
Obligations of US government-sponsored agencies	4,835	5,093	-5.1%
US Treasury securities	25,024	25,032	0.0%
CMOs issued by US government-sponsored agencies	128,583	135,073	-4.8%
GNMA certificates	82,697	58,495	41.4%
Puerto Rico government and public instrumentalities	5,847	13,731	-57.4%
FHLB stock	20,761	20,783	-0.1%
Other debt securities	2,466	2,572	-4.1%
Other investments	317	291	8.9%
Total investments	1,327,399	1,615,872	-17.9%
Loans	4,360,129	4,434,213	-1.7%
Total securities and loans	5,687,528	6,050,085	-6.0%
Other assets:
Cash and due from banks (including restricted cash)	675,301	535,359	26.1%
Money market investments	5,897	4,699	25.5%
FDIC indemnification asset	20,923	22,599	-7.4%
Foreclosed real estate	56,777	58,176	-2.4%
Accrued interest receivable	18,392	20,637	-10.9%
Deferred tax asset, net	145,518	145,901	-0.3%
Premises and equipment, net	73,975	74,590	-0.8%
Servicing assets	7,819	7,455	4.9%
Derivative assets	2,662	3,025	-12.0%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	93,711	90,554	3.5%
Total other assets	1,187,044	1,049,064	13.2%
Total assets	$6,874,572	$7,099,149	-3.2%
Investments portfolio composition:
FNMA and FHLMC certificates	79.6%	83.9%
Obligations of US government-sponsored agencies	0.4%	0.3%
US Treasury securities	1.9%	1.5%
CMOs issued by US government-sponsored agencies	9.7%	8.4%
GNMA certificates	6.2%	3.6%
Puerto Rico government and public instrumentalities	0.4%	0.8%
FHLB stock	1.6%	1.3%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	March 31,	December 31,	Variance
	2016	2015	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$751,819	$757,828	-0.8%
Commercial	1,425,385	1,441,649	-1.1%
Consumer	252,327	242,950	3.9%
Auto and leasing	687,159	669,163	2.7%
	3,116,690	3,111,590	0.2%
Allowance for loan and lease losses on originated and other loans and leases	(113,238)	(112,626)	-0.5%
	3,003,452	2,998,964	0.1%
Deferred loan costs, net	4,350	4,203	3.5%
Total originated and other loans loans held for investment, net	3,007,802	3,003,167	0.2%

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	6,558	7,457	-12.1%
Consumer	36,346	38,385	-5.3%
Auto	91,406	106,911	-14.5%
	134,310	152,753	-12.1%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(4,993)	(5,542)	9.9%
	129,317	147,211	-12.2%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	600,901	608,294	-1.2%
Commercial	267,931	287,311	-6.7%
Construction	77,858	88,180	-11.7%
Consumer	9,345	11,843	-21.1%
Auto	134,669	153,592	-12.3%
	1,090,704	1,149,220	-5.1%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(27,747)	(25,785)	-7.6%
	1,062,957	1,123,435	-5.4%
Total acquired BBVAPR loans, net	1,192,274	1,270,646	-6.2%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	91,113	92,273	-1.3%
Commercial and construction	142,298	142,377	-0.1%
Consumer	1,770	2,314	-23.5%
	235,181	236,964	-0.8%
Allowance for loan and lease losses on Eurobank loans	(92,293)	(90,178)	-2.3%
Total acquired Eurobank loans, net	142,888	146,786	-2.7%
Total acquired loans, net	1,335,162	1,417,432	-5.8%
Total held for investment, net	4,342,964	4,420,599	-1.8%
Mortgage loans held for sale	17,165	13,614	26.1%
Total loans, net	$4,360,129	$4,434,213	-1.7%

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred as "originated and other" loans) and loans acquired (referred as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-sharing coverage, related to acquired Eurobank commercial loans expired on June 30, 2015. Notwithstanding the expiration of loss-share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss-share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015. The coverage for the single-family residential loans will expire on June 30, 2020. At March 31, 2016, the remaining covered loans amounting to $57.1 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2015, covered loans amounted to $59.6 million, net carrying amount, and also included under the name "loans secured by 1-4 family residential properties". Covered loans are no longer a material amount. Therefore, the Company changed its loan disclosures during 2015.

As shown in Table 5 above, total loans, net, amounted to $4.360 billion at March 31, 2016 and $4.434 billion at December 31, 2015. The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $751.8 million (24.1% of the gross originated loan portfolio) compared to $757.8 million (24.4% of the gross originated loan portfolio) at December 31, 2015. Mortgage loan production totaled $48.3 million for the first quarter of 2016, which represents a decrease of 21.7% from $61.7 million in the first quarter of the previous year. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $7.7 million and $7.9 million at March 31, 2016 and December 31, 2015, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.425 billion (45.7% of the gross originated loan portfolio) compared to $1.442 billion (46.3% of the gross originated loan portfolio) at December 31, 2015. Commercial loan production decreased 7.5% to $79.3 million for the first quarter of 2016 from $85.7 million for the same period in 2015.

•         Consumer loan portfolio amounted to $252.3 million (8.1% of the gross originated loan portfolio) compared to $243.0 million (7.8% of the gross originated loan portfolio) at December 31, 2015. Consumer loan production increased 31.0% to $34.3 million for the first quarter of 2016 from $26.2 million for the same period in 2015.

•         Auto and leasing portfolio amounted to $687.2 million (22.1% of the gross originated loan portfolio) compared to $669.2 million (21.5% of the gross originated loan portfolio) at December 31, 2015. Auto and leasing production decreased by 2.5% to $64.3 million for the first quarter of 2016, compared to $65.9 million for the same period in 2015.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2016
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$11,388	$259	2.27%	$13,852	$798	5.76%	$89,456	$1,936	2.16%
90 - 119 days	91	1	1.10%	128	9	7.03%	1,317	48	3.64%
120 - 179 days	-	-	0.00%	640	56	8.75%	1,703	82	4.82%
180 - 364 days	268	2	0.75%	1,481	130	8.78%	2,450	165	6.73%
365+ days	388	76	19.59%	1,010	272	26.93%	10,452	748	7.16%
Total	$12,135	$338	2.79%	$17,111	$1,265	7.39%	$105,378	$2,979	2.83%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.37%			0.53%			3.24%
Refinanced or Modified Loans:
Amount	$2,084	$211	10.12%	$195	$18	9.23%	$21,247	$1,546	7.28%
Percentage of Higher-Risk Loan Category	17.17%			1.14%			20.16%
Loan-to-Value Ratio:
Under 70%	$7,651	$226	2.95%	$1,491	$102	6.84%	$-	$-	-
70% - 79%	2,438	73	2.99%	2,679	156	5.82%	-	-	-
80% - 89%	127	14	11.02%	4,741	397	8.37%	-	-	-
90% and over	1,919	25	1.30%	8,200	610	7.44%	105,378	2,979	2.83%
	$12,135	$338	2.79%	$17,111	$1,265	7.39%	$105,378	$2,979	2.83%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2016
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$10,980	$-	$-	$10,980	Repayment sources include all available revenues of the Commonwealth
Public corporations	187,186	187,186	-	-	Includes $186.7 million PREPA loan, which has $53.3 million allowance for loan and lease losses
Municipalities	203,617	187	48,159	155,271	Repayment from property taxes
Investment securities	6,720	-	6,720	-	Remaining position is PRHTA security issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation
Total	$408,503	$187,373	$54,879	$166,251

Some highlights follow regarding the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          46% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $220.5 million at March 31, 2016. However, this amount could decline as a result of local legislation intended to improve the liquidity of the Government Development Bank for Puerto Rico (“GDB”) by requiring the Commonwealth’s agencies, instrumentalities and public corporations to maintain certain deposits at GDB.

•         Oriental Bank, is part of a four bank syndicate providing a $550 million dollar revolving line of credit to finance the purchase of fuel for the day-to-day power generation activities of PREPA. The Bank’s participation in the line of credit has an unpaid principal balance of $186.7 million as of March 31, 2016. During the first quarter of 2015, the Bank placed its participation in such line of credit on non-accrual status. After the first quarter of 2015, interest payments received were applied to principal. As of March 31, 2016, the specific reserve was at $53.3 million.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At March 31, 2016, the Company’s allowance for loan and lease losses amounted to $238.3 million, an increase from $234.1 million at December 31, 2015. Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At March 31, 2016, $113.2 million of the allowance corresponded to originated and other loans held for investment, or 3.63% of total originated and other loans held for investment, compared to $112.6 million or 3.62% of total originated and other loans held for investment at December 31, 2015. The allowance increased as a result of a $10.7 million provision for loan and lease losses and $3.3 million of recoveries, which were partially offset by charge-offs of $13.4 million during the first quarter of 2016. The allowance for residential mortgage loans increased by 2.4% (or $432 thousand), when compared with the balances recorded at December 31, 2015. The allowance for consumer loans and auto and leases increased by 1.9% (or $217 thousand) and 2.5% (or $455 thousand), respectively, when compared with the balances recorded at December 31, 2015. The allowance for commercial loans slightly decreased 0.9% (or 585 thousand), when compared with the balances recorded at December 31, 2015.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at March 31, 2016 was $5.0 million compared to $5.5 million at December 31, 2015, a 9.9% decrease. The allowance decreased as a result of $1.6 million in charge-offs, which were partially offset by a $296 thousand provision for loan and lease losses and $711 thousand of recoveries during the first quarter of 2016. The allowance for commercial loans decreased by 11.5% (or $3 thousand), when compared with the balance recorded at December 31, 2015. The allowance for consumer loans decreased by 5.4% (or $186 thousand) and auto loans decreased by 17.2% (or $360 thousand), respectively, when compared with the balances recorded at December 31, 2015, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at March 31, 2016 was $27.7 million as compared to $25.8 million at December 31, 2015. The allowance increased as a result of a $2.0 million provision for loan and lease losses, partially offset by $66 thousand in loan pools fully charged-off during the first quarter of 2016. Under this accounting guidance, the allowance for loan and lease losses on these loans is evaluated at each financial reporting period based on forecasted cash flows. Credit-related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on these loans when it is probable that all cash flows expected at acquisition will not be collected.

Allowance for loan and lease losses recorded for acquired Eurobank loans at March 31, 2016 was $92.3 million as compared to $90.2 million at December 31, 2015. The allowance increased as a result of a $805 thousand provision for loan and lease losses and $1.4 million for FDIC shared-loss portion of provision for covered loan and lease losses, partially offset by $134 thousand in loan pools fully charged-off. The allowance for loan and lease losses on acquired Eurobank loans is accounted for under the provisions of ASC 310-30. Under this accounting guidance, the allowance for loan and lease losses on covered loans is evaluated at each financial reporting period based on forecasted cash flows. Credit-related decreases in expected cash flows, compared to those previously forecasted, are recognized by recording a provision for credit losses on covered loans when it is probable that all cash flows expected at acquisition will not be collected. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2016 and December 31, 2015, the Company had $293.6 million and $300.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt restructuring, on non-accrual status. At March 31, 2016 and December 31, 2015, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $96.5 million and $93.6 million, respectively.

Oriental Bank is part of a four bank syndicate providing a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities.  Our participation in the line of credit has an unpaid principal balance of $186.7 million as of March 31, 2016. As part of the bank syndicate, the Bank entered into a forbearance agreement with PREPA, which was extended several times until the execution of a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company has classified the credit facility to PREPA as substandard and on non-accrual status. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company placed its participation in non-accrual during the first quarter of 2015. Since April 1, 2015, interest payments have been applied to principal.

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

At March 31, 2016, the Company’s non-performing assets decreased by 2.3% to $359.4 million (6.34% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) from $367.8 million (6.31% of total assets, excluding covered assets and acquired loans with deteriorated credit quality) at December 31, 2015. The Company does not expect non-performing loans to result in significantly higher losses. At March 31, 2016, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 37.94% (37.15% at December 31, 2015).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At March 31, 2016, the Company’s originated non-performing mortgage loans totaled $76.2 million (25.3% of the Company’s non-performing loans), a 2.1% decrease from $77.9 million (25.5% of the Company’s non-performing loans) at December 31, 2015. Non-performing loans in this category are residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2016, the Company’s originated non-performing commercial loans amounted to $212.3 million (70.6% of the Company’s non-performing loans), a 1.4% decrease from $215.3 million at December 31, 2015 (70.5% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties. During the first quarter of 2015, the Company placed its $200.0 million participation in the PREPA line of credit, which was previously classified as troubled-debt-restructuring, on non-accrual status. At March 31, 2016, the PREPA line of credit had an outstanding principal balance of $186.7 million.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2016, the Company’s originated non-performing consumer loans totaled $2.0 million (0.7% of the Company’s non-performing loans), a 25.0% increase from $1.6 million (0.5% of the Company’s non-performing loans) at December 31, 2015.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2016, the Company’s originated non-performing auto loans and leases amounted to $7.9 million (2.6% of the Company’s total non-performing loans), a decrease of 6.5% from $8.4 million at December 31, 2015 (2.8% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2016, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $854 thousand (0.3% of the Company’s non-performing loans), a 3.0% decrease from $880 thousand at December 31, 2015 (0.3% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At March 31, 2016, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $788 thousand (0.3% of the Company’s non-performing loans), a 47.3% increase from $535 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2016, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $572 thousand (0.2% of the Company’s non-performing loans), a 31.2% decrease from $831 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	March 31,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,784	$18,352	2.4%
Commercial	64,206	64,791	-0.9%
Consumer	11,414	11,197	1.9%
Auto and leasing	18,716	18,261	2.5%
Unallocated allowance	118	25	372.0%
Total allowance balance	$113,238	$112,626	0.5%
Allowance composition:
Mortgage	16.59%	16.29%	1.8%
Commercial	56.70%	57.53%	-1.4%
Consumer	10.08%	9.94%	1.4%
Auto and leasing	16.53%	16.21%	2.0%
Unallocated allowance	0.10%	0.02%	100.0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.50%	2.42%	3.3%
Commercial	4.50%	4.49%	0.2%
Consumer	4.52%	4.61%	-2.0%
Auto and leasing	2.72%	2.73%	-0.4%
Total allowance to total originated loans	3.63%	3.62%	0.3%
Allowance coverage ratio to non-performing loans:
Mortgage	24.65%	23.57%	4.6%
Commercial	30.24%	30.10%	0.5%
Consumer	559.78%	686.51%	-18.5%
Auto and leasing	237.72%	216.93%	9.6%
Total	37.94%	37.15%	2.1%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$23	$26	-11.5%
Consumer	3,243	3,429	-5.4%
Auto	1,727	2,087	-17.2%
Total allowance balance	$4,993	$5,542	-9.9%
Allowance composition:
Commercial	0.46%	0.47%	-2.1%
Consumer	64.95%	61.87%	5.0%
Auto	34.59%	37.66%	-8.2%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.35%	0.35%	0.0%
Consumer	8.92%	8.93%	-0.1%
Auto	1.89%	1.95%	-3.1%
Total allowance to total acquired loans	3.72%	3.63%	2.5%
Allowance coverage ratio to non-performing loans:
Commercial	2.69%	2.95%	-8.8%
Consumer	411.55%	640.93%	-35.8%
Auto	301.92%	251.14%	20.2%
Total	225.52%	246.75%	-8.6%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	March 31,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$1,762	$1,762	0.0%
Commercial	20,430	21,161	-3.5%
Auto	5,555	2,862	94.1%
Total allowance balance	$27,747	$25,785	7.6%
Allowance composition:
Mortgage	6.35%	6.83%	-7.0%
Commercial	73.63%	82.07%	-10.3%
Auto	20.02%	11.10%	80.4%
	100.00%	99.99%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$23,961	$22,570	6.2%
Commercial	68,089	67,365	1.1%
Consumer	243	243	0.0%
Total allowance balance	$92,293	$90,178	2.3%
Allowance composition:
Mortgage	25.96%	25.03%	3.7%
Commercial	73.76%	74.70%	-1.3%
Consumer	0.26%	0.27%	-3.7%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,
			Variance
	2016	2015	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$112,626	$51,439	119.0%
Provision for loan and lease losses	10,660	33,912	-68.6%
Charge-offs	(13,362)	(12,218)	9.4%
Recoveries	3,314	3,626	-8.6%
Balance at end of period	$113,238	$76,759	47.5%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$5,542	$4,597	20.6%
Provision for loan and lease losses	296	2,787	-89.4%
Charge-offs	(1,556)	(2,647)	-41.2%
Recoveries	711	713	-0.3%
Balance at end of period	$4,993	$5,450	-8.4%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$25,785	$13,481	91.3%
Provision for loan and lease losses	2,028	685	196.1%
Loan pools fully charged off	(66)	-	-100.0%
Balance at end of period	$27,747	$14,166	95.9%

Eurobank loans
Balance at beginning of period	$90,178	$64,245	40.4%
Provision for loan and lease losses	805	4,809	-83.3%
Loan pools fully charged off	(134)	-	-100.0%
FDIC shared-loss portion on (provision for) recapture of loan and lease losses	1,444	1,597	-9.6%
Balance at end of period	$92,293	$70,651	30.6%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	3.63%	2.64%	37.5%
Non-performing originated loans	37.94%	24.80%	53.0%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	3.72%	2.54%	46.5%
Non-performing acquired loans accounted for under ASC 310-20	225.52%	152.83%	47.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended March 31,
			Variance
	2016	2015	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,662)	$(1,414)	17.5%
Recoveries	145	-	100.0%
Total	(1,517)	(1,414)	7.3%
Commercial
Charge-offs	(1,011)	(992)	1.9%
Recoveries	88	89	-1.1%
Total	(923)	(903)	2.2%
Consumer
Charge-offs	(2,327)	(1,676)	38.8%
Recoveries	102	153	-33.3%
Total	(2,225)	(1,523)	46.1%
Auto
Charge-offs	(8,362)	(8,136)	2.8%
Recoveries	2,979	3,384	-12.0%
Total	(5,383)	(4,752)	13.3%
Net credit losses
Total charge-offs	(13,362)	(12,218)	9.4%
Total recoveries	3,314	3,626	-8.6%
Total	$(10,048)	$(8,592)	16.9%
Net credit losses to average loans outstanding:
Mortgage	0.80%	0.72%	11.1%
Commercial	0.26%	0.28%	-7.1%
Consumer	3.80%	3.36%	13.1%
Auto	3.15%	3.20%	-1.6%
Total	1.30%	1.21%	7.4%
Recoveries to charge-offs	24.80%	29.68%	-16.4%
Average originated loans:
Mortgage	$756,291	$787,330	-3.9%
Commercial	1,425,332	1,269,104	12.3%
Consumer	234,499	181,464	29.2%
Auto	684,035	594,760	15.0%
Total	$3,100,157	$2,832,658	9.4%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended March 31,
			Variance
	2016	2015	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(7)	$-	100.0%
Recoveries	32	9	255.6%
Total	25	9	177.8%
Consumer
Charge-offs	(812)	(1,380)	-41.2%
Recoveries	81	134	-39.6%
Total	(731)	(1,246)	-41.3%
Auto
Charge-offs	(737)	(1,267)	-41.8%
Recoveries	598	570	4.9%
Total	(139)	(697)	-80.1%
Net credit losses
Total charge-offs	(1,556)	(2,647)	-41.2%
Total recoveries	711	713	-0.3%
Total	$(845)	$(1,934)	-56.3%
Net credit losses to average loans outstanding:
Commercial	-16.67%	-0.55%	2930.9%
Consumer	4.84%	7.85%	-38.3%
Auto	0.60%	1.62%	-62.6%
Total	2.21%	3.20%	-30.7%
Recoveries to charge-offs	45.69%	26.94%	69.6%
Average loans accounted for under ASC 310-20:
Commercial	$600	$6,583	-90.9%
Consumer	60,389	63,479	-4.9%
Auto	92,026	172,046	-46.5%
Total	$153,015	$242,108	-36.8%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2016	2015	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$213,450	$217,691	-1.9%
Other loans	80,148	82,429	-2.8%
Accruing loans
Troubled-Debt Restructuring loans	5,884	4,240	38.8%
Other loans	1,207	1,091	10.6%
Total non-performing loans	$300,689	$305,451	-1.6%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	54,332	56,304	-3.5%
Other repossessed assets	4,368	6,034	-27.6%
	$359,389	$367,789	-2.3%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	6.34%	6.31%	0.5%
Non-performing assets to total capital	39.76%	41.00%	-3.0%

	Quarter Ended March 31,
	2016	2015
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,093	$833

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$76,218	$77,875	-2.1%
Commercial	212,345	215,281	-1.4%
Consumer	2,039	1,631	25.0%
Auto and leasing	7,873	8,418	-6.5%
	298,475	303,205	-1.6%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	854	880	-3.0%
Consumer	788	535	47.3%
Auto	572	831	-31.2%
	2,214	2,246	-1.4%
Total	$300,689	$305,451	-1.6%
Non-performing loans composition percentages:
Originated loans
Mortgage	25.3%	25.5%
Commercial	70.6%	70.5%
Consumer	0.7%	0.5%
Auto and leasing	2.6%	2.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.3%	0.3%
Consumer	0.3%	0.2%
Auto	0.2%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	9.25%	9.36%	-1.2%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	5.31%	5.24%	1.3%
Total capital	33.27%	34.05%	-2.3%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.19%	1.15%	3.48%
Non-performing loans	12.87%	12.25%	5.1%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	62.97%	61.15%	3.0%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	45.13%	44.09%	2.4%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Company measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The amount to be ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Corporation’s compliance with the terms of the loss sharing agreements. Refer to Note 6 to the unaudited consolidated financial statements for additional information on the FDIC loss share agreements.

The FDIC loss share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At March 31, 2016, the FDIC indemnification asset only reflects the balance for single family residential mortgage loans.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended March 31,
	2016	2015
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	(406)	(17,172)
Increase (decrease) in expected credit losses to be covered under shared-loss agreements, net	1,444	1,597
FDIC indemnification asset expense	(2,865)	(12,221)
Incurred expenses to be reimbursed under shared-loss agreements	151	5,639
Balance at end of period	$20,923	$75,221

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Quarter Ended March 31,
	2016	2015
	(In thousands)
Balance at beginning of period	$4,814	$21,682
Amortization of negative discount	(2,865)	(12,221)
Impact of lower projected losses	8,077	(4,705)
Balance at end of period	$10,026	$4,756

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$816,887	$762,009	7.2%
NOW accounts	1,201,437	1,100,541	9.2%
Savings and money market accounts	1,180,935	1,179,229	0.1%
Certificates of deposit	1,578,759	1,674,431	-5.7%
Total deposits	4,778,018	4,716,210	1.3%
Accrued interest payable	1,675	1,541	8.7%
Total deposits and accrued interest payable	4,779,693	4,717,751	1.3%
Borrowings:
Securities sold under agreements to repurchase	636,172	934,691	-31.9%
Advances from FHLB	331,980	332,476	-0.1%
Subordinated capital notes	102,808	102,633	0.2%
Other term notes	1,756	1,734	1.3%
Total borrowings	1,072,716	1,371,534	-21.8%
Total deposits and borrowings	5,852,409	6,089,285	-3.9%

Other Liabilities:
Derivative liabilities	6,220	6,162	0.9%
Acceptances outstanding	19,381	14,582	32.9%
Other liabilities	92,761	92,043	0.8%
Total liabilities	$5,970,771	$6,202,072	-3.7%
Deposits portfolio composition percentages:
Non-interest bearing deposits	17.1%	16.2%
NOW accounts	25.2%	23.3%
Savings and money market accounts	24.7%	25.0%
Certificates of deposit	33.0%	35.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	59.3%	68.2%
Advances from FHLB	30.9%	24.2%
Other term notes	0.2%	0.1%
Subordinated capital notes	9.6%	7.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$634,500	$932,500
Daily average outstanding balance	$799,613	$1,012,756
Maximum outstanding balance at any month-end	$902,500	$1,158,945

Liabilities and Funding Sources

As shown in Table 15 above, at March 31, 2016, the Company’s total liabilities were $5.971 billion, 3.7% less than the $6.202 billion reported at December 31, 2015. Deposits and borrowings, the Company’s funding sources, amounted to $5.852 billion at March 31, 2016 versus $6.089 billion at December 31, 2015, a 3.9% decrease.

At March 31, 2016, deposits represented 82% and borrowings represented 18% of interest-bearing liabilities. At March 31, 2016, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.780 billion, an increase of 1.3% from $4.718 billion at December 31, 2015. Demand and savings deposits increased 5.3% to $3.129 billion, time deposits, excluding brokered deposits, declined 0.2% to $962.8 million, and brokered deposits decreased 12.1% to $688.1 million, as part of our efforts to reduce the cost of deposits, which averaged 0.60% at March 31, 2016 compared to 0.59% at December 31, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At March 31, 2016, borrowings amounted to $1.073 billion, representing a decrease of 21.8% when compared with the $1.372 billion reported at December 31, 2015. Repurchase agreements at March 31, 2016 decreased $298.5 million to $636.2 billion from $934.7 million at December 31, 2015, as the Company partially unwound $268.0 million in repurchase agreements at a cost of $12.0 million.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY amounted to $332.0 million at March 31, 2016 and $332.5 million at December 31, 2015. These advances mature from April 2016 through 2020.

Stockholders’ Equity

At March 31, 2016, the Company’s total stockholders’ equity was $903.8 million, a 0.7% increase when compared to $897.1 million at December 31, 2015. This increase in stockholders’ equity reflects increases in retained earnings of $6.6 million and legal surplus of $1.4 million, partially offset by a decrease in accumulated comprehensive income of $1.7 million, which in turn reflects the realized gains on available-for-sale securities for the first quarter of 2016. Book value per share was $16.80 at March 31, 2016 compared to $16.67 at December 31, 2015.

From December 31, 2015 to March 31, 2016, tangible common equity to total assets increased to 9.37% from 8.98%, Tier 1 Leverage capital ratio increased to 11.38% from 11.18%, Common Equity Tier 1 capital ratio increased to 12.33% from $12.14%, Tier 1 Risk-Based capital ratio increased to 16.36% from 15.99%, and Total Risk-Based capital ratio increased to 17.67% from 17.29%.

New Capital Rules to Implement Basel III Capital Requirements

In July 2013, the Board of Governors of the Federal Reserve System (the “Board”), the Office of the Comptroller of the Currency (the “OCC”) and the FDIC (together with the Board and the OCC, the “Agencies”) approved new rules (“New Capital Rules”) to establish a revised comprehensive regulatory capital framework for all U.S. banking organizations. The New Capital Rules generally implement the Basel Committee on Banking Supervision’s (the “Basel Committee”) December 2010 final capital framework referred to as “Basel III” for strengthening international capital standards. The New Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and their depository institution subsidiaries, including the Company and the Bank, as compared to the previous U.S. general risk-based capital rules. The New Capital Rules revise the definitions and the components of regulatory capital, as well as address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The New Capital Rules also address asset risk weights and other matters affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing general risk-weighting approach, which was derived from the Basel Committee’s 1988 “Basel I” capital accords, with a more risk-sensitive approach based, in part, on the “standardized approach” in the Basel Committee’s 2004 “Basel II” capital accords. In addition, the New Capital Rules implement certain provisions of Dodd-Frank Act, including the requirements of Section 939A to remove references to credit ratings from the federal agencies’ rules. The New Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to phase-in periods for certain of their components and other provisions. Among other matters, the New Capital Rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to existing regulations. Under the New Capital Rules, for most banking organizations, including the Company, the most common form of Additional Tier 1 capital is noncumulative perpetual preferred stock and the most common form of Tier 2 capital is subordinated notes and a portion of the allocation for loan and lease losses, in each case, subject to the New Capital Rules’ specific requirements.

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

In addition (as noted above), under the previous general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations may make a one-time permanent election to continue to exclude these items. The Company and the Bank made the election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio, concurrently with the first filing of the Company’s and Oriental Bank’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out, in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at March 31, 2016 and December 31, 2015:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	March 31,	December 31,
			Variance
	2016	2015	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$903,801	$897,077	0.7%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.33%	12.14%	1.6%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$585,144	$594,482	-1.6%
Minimum common equity tier 1 capital required	$213,508	$220,344	-3.1%
Excess over regulatory requirement	$371,636	$374,138	-0.7%
Risk-weighted assets	$4,744,630	$4,896,539	-3.1%
Tier 1 risk-based capital ratio	16.36%	15.99%	2.3%
Minimum tier 1 risk-based capital ratio required	0.00%	6.00%
Actual tier 1 risk-based capital	$776,181	$782,912	-0.9%
Minimum tier 1 risk-based capital required	$284,678	$293,792	-3.1%
Excess over regulatory requirement	$491,503	$489,120	0.5%
Risk-weighted assets	$4,744,630	$4,896,539	-3.1%
Total risk-based capital ratio	17.67%	17.29%	2.2%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$838,284	$846,748	-1.0%
Minimum total risk-based capital required	$379,570	$391,723	-3.1%
Excess over regulatory requirement	$458,714	$455,025	0.8%
Risk-weighted assets	$4,744,630	$4,896,539	-3.1%
Leverage capital ratio	11.38%	11.18%	1.8%
Actual tier 1 capital	$776,181	$782,912	-0.9%
Minimum tier 1 capital required	$272,797	$280,009	-2.6%
Excess over regulatory requirement	$503,384	$502,903	0.1%
Tangible common equity to total assets	9.37%	8.98%	4.3%
Tangible common equity to risk-weighted assets	13.58%	13.02%	4.3%
Total equity to total assets	13.15%	12.64%	4.0%
Total equity to risk-weighted assets	19.05%	18.32%	4.0%
Stock data:
Outstanding common shares	43,913,719	43,867,909	0.1%
Book value per common share	$16.80	$16.67	0.8%
Tangible book value per common share	$14.68	$14.53	1.0%
Market price at end of period	$6.99	$7.32	-4.5%
Market capitalization at end of period	$306,957	$321,113	-4.4%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
	(In thousands, except share or per share information)
Total stockholders' equity	$903,801	$897,077
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(5,035)	(5,294)
Customer relationship intangible	(2,383)	(2,544)
Total tangible common equity	$644,444	$637,300
Total assets	6,874,572	7,099,149
Goodwill	(86,069)	(86,069)
Core deposit intangible	(5,035)	(5,294)
Customer relationship intangible	(2,383)	(2,544)
Total tangible assets	$6,781,085	$7,005,242
Tangible common equity to tangible assets	9.50%	9.10%
Common shares outstanding at end of period	43,913,719	43,867,909
Tangible book value per common share	$14.68	$14.53

The tangible common equity ratio and tangible book value per common share are non-GAAP measures and, unlike Tier 1 capital and Common Equity Tier 1 capital, are not codified in the federal banking regulations. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which the Company calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

	March 31	December 31,
	2016	2015
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$585,144	594,482
Additional tier 1 capital	191,036	188,430
Tier 1 capital	776,180	$782,912
Additional Tier 2 capital	62,104	63,836
Total risk-based capital	$838,284	$846,748
Risk-weighted assets:
Balance sheet items	$4,591,587	$4,742,113
Off-balance sheet items	153,043	154,426
Total risk-weighted assets	$4,744,630	$4,896,539
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.33%	12.14%
Tier 1 capital (minimum required - 6%)	16.36%	15.99%
Total capital (minimum required - 8%)	17.67%	17.29%
Leverage ratio	11.38%	11.18%
Equity to assets	13.15%	12.64%
Tangible common equity to assets	9.37%	8.98%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2016 and December 31, 2015:

	March 31,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	15.99%	15.40%	3.8%
Actual common equity tier 1 capital	$757,828	$751,886	0.8%
Minimum capital requirement (4.5%)	$213,323	$219,762	-2.9%
Minimum to be well capitalized (6.5%)	$308,134	$317,434	-2.9%
Tier 1 Capital to Risk-Weighted Assets	15.99%	15.40%	3.8%
Actual tier 1 risk-based capital	$757,828	$751,886	0.8%
Minimum capital requirement (6%)	$284,431	$293,016	-2.9%
Minimum to be well capitalized (8%)	$379,242	$390,688	-2.9%
Total Capital to Risk-Weighted Assets	17.29%	16.70%	3.5%
Actual total risk-based capital	$819,731	$815,458	0.5%
Minimum capital requirement (8%)	$379,242	$390,688	-2.9%
Minimum to be well capitalized (10%)	$474,052	$488,360	-2.9%
Total Tier 1 Capital to Average Total Assets	11.16%	10.80%	3.3%
Actual tier 1 capital	$757,828	$751,886	0.8%
Minimum capital requirement (4%)	$271,538	$278,399	-2.5%
Minimum to be well capitalized (5%)	$339,423	$347,999	-2.5%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2016 and December 31, 2015, the Company’s market capitalization for its outstanding common stock was $307.0 million ($6.99 per share) and $321.1 million ($7.32 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2016
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the first quarters of 2016 and 2015. The number of shares that may yet be purchased under the $70 million program is estimated at 1,105,988 and was calculated by dividing the remaining balance of $7.7 million by $6.99 (closing price of the Company common stock at March 31, 2016).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2016 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$7,973	3.06%	$882	0.34%
+ 100 Basis points	$4,239	1.63%	$707	0.27%
- 50 Basis points	$(1,624)	-0.62%	$(98)	-0.04%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2016.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $4.3 million (notional amount of $262.6 million) was recognized at March 31, 2016 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2016, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $1.8 million (notional amounts of $16.2 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $1.8 million (notional amounts of $16.2 million).

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

At March 31, 2016, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $772 thousand (notional amounts of $2.2 million) and the options sold to customers embedded in the certificates of deposit represented a liability of $746 thousand (notional amount of $2.1 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of March 31, 2016, the Company had $262.6 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $262.6 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last ten years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the recent credit or payment default on certain Puerto Rico government bonds, with additional defaults expected if the Puerto Rico government is unable to restructure its debts and/or access the capital markets to place new debt or refinance its upcoming maturities.  Also, the Company’s banking subsidiary has an outstanding $186.7 million credit facility to PREPA that is classified as substandard and on non-accrual status, which now stands at $133.4 million, net of allowances. The Company recorded a $53.3 million loss provision for such credit facility in 2015.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of March 31, 2016, the Company had $634.5 million in repurchase agreements, excluding accrued interests, and $668.1 million in brokered deposits.

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

As of March 31, 2016, the Company had approximately $677.8 million in unrestricted cash and cash equivalents, $530.8 million in investment securities that are not pledged as collateral, and $875.3 million in borrowing capacity at the FHLB-NY available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2015. In addition to other information set forth in this report, you should carefully consider the risk factors included in the Company’s annual report on Form 10-K, as updated by this report or other filings the Company makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to the Company at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 6, 2016
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: May 6, 2016
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: May 6, 2016
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer