Form 10-Q
period 2016-06-30
OFG BANCORP
filed 2016-08-05
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

 43,913,719  common shares ($1.00 par value per share) outstanding as of July 31, 2016

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

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond the Company’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•      additional credit defaults or a restructuring by the Commonwealth of Puerto Rico or any of its agencies, municipalities or instrumentalities;

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2016 AND DECEMBER 31, 2015

	June 30,	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$511,308	$532,010
Money market investments	5,740	4,699
Total cash and cash equivalents	517,048	536,709
Restricted cash	3,030	3,349
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2015 - $667)	348	288
Investment securities available-for-sale, at fair value, with amortized cost of $645,298 (December 31, 2015 - $955,646)	664,302	974,609
Investment securities held-to-maturity, at amortized cost, with fair value of $643,530 (December 31, 2015 - $614,679)	635,399	620,189
Federal Home Loan Bank (FHLB) stock, at cost	19,838	20,783
Other investments	3	3
Total investments	1,319,890	1,615,872
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	18,209	13,614
Loans held for investment, net of allowance for loan and lease losses of $162,216 (December 31, 2015 - $234,131)	4,355,408	4,420,599
Total loans	4,373,617	4,434,213
Other assets:
FDIC indemnification asset	18,426	22,599
Foreclosed real estate	51,220	58,176
Accrued interest receivable	20,009	20,637
Deferred tax asset, net	143,048	145,901
Premises and equipment, net	72,585	74,590
Customers' liability on acceptances	20,984	14,582
Servicing assets	7,932	7,455
Derivative assets	1,926	3,025
Goodwill	86,069	86,069
Other assets	76,812	75,972
Total assets	$6,712,596	$7,099,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,972,743	$1,862,572
Savings accounts	1,176,169	1,179,229
Time deposits	1,495,142	1,675,950
Total deposits	4,644,054	4,717,751
Borrowings:
Securities sold under agreements to repurchase	626,109	934,691
Advances from FHLB	306,480	332,476
Subordinated capital notes	102,983	102,633
Other borrowings	1,753	1,734
Total borrowings	1,037,325	1,371,534
Other liabilities:
Derivative liabilities	5,413	6,162
Acceptances executed and outstanding	20,984	14,582
Accrued expenses and other liabilities	88,930	92,043
Total liabilities	5,796,706	6,202,072
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding, (December 31, 2015 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares)
$25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2015 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
43,913,719 shares outstanding (December 31, 2015 - 52,625,869; 43,867,909)	52,626	52,626
Additional paid-in capital	540,705	540,512
Legal surplus	73,265	70,435
Retained earnings	162,363	148,886
Treasury stock, at cost, 8,712,150 shares (December 31, 2015 - 8,757,960 shares)	(104,874)	(105,379)
Accumulated other comprehensive income, net of tax of -$456 (December 31, 2015 $1,182)	15,805	13,997
Total stockholders’ equity	915,890	897,077
Total liabilities and stockholders’ equity	$6,712,596	$7,099,149
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Interest income:
Loans	$79,675	$90,504	$160,827	$187,987
Mortgage-backed securities	7,220	7,998	16,217	16,587
Investment securities and other	1,013	911	2,170	1,840
Total interest income	87,908	99,413	179,214	206,414
Interest expense:
Deposits	7,367	6,604	14,491	13,708
Securities sold under agreements to repurchase	4,258	7,394	10,358	14,558
Advances from FHLB and other borrowings	2,098	2,248	4,337	4,483
Subordinated capital notes	873	875	1,741	1,738
Total interest expense	14,596	17,121	30,927	34,487
Net interest income	73,312	82,292	148,287	171,927
Provision for loan and lease losses, net	14,445	15,539	28,234	57,732
Net interest income after provision for loan and lease losses	58,867	66,753	120,053	114,195
Non-interest income:
Banking service revenue	10,219	10,212	20,337	20,417
Wealth management revenue	7,041	7,285	13,193	14,440
Mortgage banking activities	1,024	1,862	1,879	3,725
Total banking and financial service revenues	18,284	19,359	35,409	38,582

FDIC shared-loss expense, net	(3,420)	(23,245)	(7,449)	(36,329)
Net gain (loss) on:
Sale of securities	211	-	12,207	2,572
Derivatives	(10)	77	(13)	(13)
Early extinguishment of debt	-	-	(12,000)	-
Other non-interest income (loss)	90	(847)	504	(2,587)
Total non-interest income (loss), net	15,155	(4,656)	28,658	2,225

Non-interest expense:
Compensation and employee benefits	18,531	19,260	38,815	39,440
Professional and service fees	3,511	4,143	7,138	8,324
Occupancy and equipment	8,107	8,883	15,929	17,519
Insurance	3,155	2,251	6,305	4,204
Electronic banking charges	4,947	5,851	10,536	11,218
Information technology expenses	1,606	1,543	3,262	2,997
Advertising, business promotion, and strategic initiatives	1,343	1,558	2,786	3,186
Foreclosure, repossession and other real estate expenses	5,164	10,337	7,971	15,783
Loan servicing and clearing expenses	1,926	2,594	4,007	4,947
Taxes, other than payroll and income taxes	2,330	2,703	5,001	4,182
Communication	581	770	1,400	1,460
Printing, postage, stationary and supplies	600	582	1,325	1,219
Director and investor relations	301	289	579	583
Other	1,723	3,673	3,628	5,707
Total non-interest expense	53,825	64,437	108,682	120,769
Income (loss) before income taxes	20,197	(2,340)	40,029	(4,349)
Income tax expense	5,858	769	11,519	1,748
Net income (loss)	14,339	(3,109)	28,510	(6,097)
Less: dividends on preferred stock	(3,466)	(3,466)	(6,931)	(6,931)
Net income (loss) available to common shareholders	$10,873	$(6,575)	$21,579	$(13,028)
Earnings (loss) per common share:
Basic	$0.25	$(0.15)	$0.49	(0.29)
Diluted	$0.25	$(0.15)	$0.49	(0.29)
Average common shares outstanding and equivalents	51,095	51,774	51,081	51,876
Cash dividends per share of common stock	$0.06	$0.10	$0.12	0.20

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net income (loss)	$14,339	$(3,109)	$28,510	$(6,097)
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	3,719	(12,916)	12,364	(5,541)
Realized gain on investment securities included in net income (loss)	(211)	-	(12,207)	(2,572)
Unrealized gain on cash flow hedges	663	2,016	652	2,071
Other comprehensive income (loss) before taxes	4,171	(10,900)	809	(6,042)
Income tax effect	(650)	877	999	632
Other comprehensive income (loss) after taxes	3,521	(10,023)	1,808	(5,410)
Comprehensive income (loss)	$17,860	$(13,132)	$30,318	$(11,507)

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

	Six-Month Period Ended June 30,
	2016	2015
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	540,512	539,311
Stock-based compensation expense	698	794
Lapsed restricted stock units	(505)	(436)
Balance at end of period	540,705	539,669
Legal surplus:
Balance at beginning of period	70,435	70,467
Transfer from (to) retained earnings	2,830	(533)
Balance at end of period	73,265	69,934
Retained earnings:
Balance at beginning of period	148,886	181,152
Net income (loss)	28,510	(6,097)
Cash dividends declared on common stock	(5,272)	(8,920)
Cash dividends declared on preferred stock	(6,931)	(6,931)
Transfer (to) from legal surplus	(2,830)	533
Balance at end of period	162,363	159,737
Treasury stock:
Balance at beginning of period	(105,379)	(97,070)
Stock repurchased	-	(4,238)
Lapsed restricted stock units	505	640
Balance at end of period	(104,874)	(100,668)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	13,997	19,711
Other comprehensive income (loss), net of tax	1,808	(5,410)
Balance at end of period	15,805	14,301
Total stockholders’ equity	$915,890	$911,599

See notes to unaudited consolidated financial statements

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

	Six-Month Period Ended June 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$28,510	$(6,097)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	1,977	1,813
Amortization of fair value premiums, net of discounts, on acquired loans	39	2,766
Amortization of investment securities premiums, net of accretion of discounts	4,356	5,931
Amortization of core deposit and customer relationship intangibles	839	953
Amortization of fair value premiums on acquired deposits	189	478
FDIC shared-loss expense, net	7,449	36,329
Depreciation and amortization of premises and equipment	5,025	5,930
Deferred income tax expense (benefit), net	3,543	(1,316)
Provision for loan and lease losses, net	28,234	57,732
Stock-based compensation	698	794
(Gain) loss on:
Sale of securities	(12,207)	(2,572)
Sale of mortgage loans held-for-sale	(809)	(2,010)
Derivatives	88	(113)
Early extinguishment of debt	12,000	-
Foreclosed real estate	7,287	(706)
Sale of other repossessed assets	(1,235)	3,427
Sale of premises and equipment	13	10
Originations of loans held-for-sale	(90,052)	(111,433)
Proceeds from sale of loans held-for-sale	32,212	46,678
Net (increase) decrease in:
Trading securities	(60)	808
Accrued interest receivable	628	2,091
Servicing assets	(477)	1,216
Other assets	(4,872)	(19,813)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(373)	(608)
Accrued expenses and other liabilities	8,253	24,219
Net cash provided by operating activities	31,255	46,507
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(302)	(1,671)
Investment securities held-to-maturity	(51,717)	(399,206)
FHLB stock	(8,512)	-
Maturities and redemptions of:
Investment securities available-for-sale	74,208	121,121
Investment securities held-to-maturity	34,304	10,725
FHLB stock	9,457	343
Proceeds from sales of:
Investment securities available-for-sale	300,483	103,831
Foreclosed real estate and other repossessed assets, including write-offs	25,779	34,136
Proceeds from sale of loans held-for-sale	478	-
Premises and equipment	44	10
Mortgage servicing rights	-	5,927
Origination and purchase of loans, excluding loans held-for-sale	(373,927)	(414,725)
Principal repayment of loans, including covered loans	386,477	491,330
Reimbursements from the FDIC on shared-loss agreements	738	31,657
Additions to premises and equipment	(3,077)	(1,838)
Net change in restricted cash	319	2,321
Net cash provided by (used in) investing activities	394,752	(16,039)

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTHS PERIODS ENDED JUNE 30, 2016 AND 2015 – (CONTINUED)

	Six-Month Period Ended June 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(87,864)	(209,272)
Securities sold under agreements to repurchase	(320,000)	181,129
FHLB advances, federal funds purchased, and other borrowings	(25,951)	(2,845)
Subordinated capital notes	350	525
Exercise of stock options and restricted units lapsed, net	-	204
Purchase of treasury stock	-	(4,238)
Dividends paid on preferred stock	(6,931)	(6,931)
Dividends paid on common stock	(5,272)	(8,932)
Net cash used in financing activities	$(445,668)	$(50,360)
Net change in cash and cash equivalents	(19,661)	(19,892)
Cash and cash equivalents at beginning of period	536,709	573,427
Cash and cash equivalents at end of period	$517,048	$553,535
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$30,454	$34,403
Income taxes paid	$3,642	$6,730
Mortgage loans securitized into mortgage-backed securities	$53,872	$61,854
Transfer from loans to foreclosed real estate and other repossessed assets	$21,865	$15,390
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$-	$1,473
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$182	$156

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

Recent Accounting Developments

In June 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity (HTM) debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale (AFS) debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is in the process of evaluating the impact of the provisions of this new accounting guidance.

In March 2016, the FASB issued new accounting guidance that simplifies certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The new guidance is effective on January 1, 2017, with early adoption permitted. The Company does not expect the provisions of this new accounting guidance to have a material impact on its consolidated financial position or results of operations.

In February 2016, the FASB issued new accounting guidance that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. This new accounting guidance is effective on January 1, 2019, with early adoption permitted. Upon adoption, the Company will record a right of use asset and a lease payment obligation associated with arrangements previously accounted for as operating leases. The Company is in the process of evaluating the impact of the provisions of this new accounting guidance on its consolidated financial position, but does not expect the new accounting guidance to have a material impact on its consolidated financial position or results of operations.

In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial instruments. The new guidance makes targeted changes to existing GAAP including, among other provisions, requiring certain equity investments to be measured at fair value with changes in fair value reported in earnings and requiring changes in instrument-specific credit risk. The new guidance is effective on January 1, 2018. The Company does not expect the provisions of this new accounting guidance to have a material impact on its consolidated financial position or results of operations.

In May 2014, the FASB issued new accounting guidance to clarify the principles for recognizing revenue from contracts with customers. This new accounting guidance is effective on January 1, 2018. The Company does not expect the provisions of this new accounting guidance to have a material impact on its consolidated financial position or results of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	June 30,	December 31,
	2016	2015
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,369
	$3,030	$3,349

At June 30, 2016 and December 31, 2015, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties. At June 30, 2016 and December 31, 2015, the Company had delivered $2.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At June 30, 2016 and December 31, 2015, the Company delivered as collateral cash amounting to $1.1 million and $1.4 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2016 was $178.1 million (December 31, 2015 - $148.3 million). At June 30, 2016 and December 31, 2015, the Bank complied with such requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2016 and December 31, 2015, money market instruments included as part of cash and cash equivalents amounted to $5.7 million and $4.7 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$402,557	$14,414	$-	$416,971	2.61%
GNMA certificates	109,214	5,064	-	114,278	3.06%
CMOs issued by US government-sponsored agencies	120,238	416	179	120,475	1.87%
Total mortgage-backed securities	632,009	19,894	179	651,724	2.55%
Investment securities
Obligations of US government-sponsored agencies	4,468	34	-	4,502	1.37%
Obligations of Puerto Rico government and public instrumentalities	6,720	-	872	5,848	5.55%
Other debt securities	2,101	127	-	2,228	2.94%
Total investment securities	13,289	161	872	12,578	3.73%
Total securities available for sale	$645,298	$20,055	$1,051	$664,302	2.57%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$610,384	8,121	-	618,505	2.20%
Investment securities
US Treasury securities	25,015	10	-	25,025	0.49%
Total securities held to maturity	635,399	8,131	-	643,530	2.13%
Total	$1,280,697	$28,186	$1,051	$1,307,832	2.36%

	December 31, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$735,363	$25,791	$1,509	$759,645	2.97%
GNMA certificates	57,129	1,366	-	58,495	3.19%
CMOs issued by US government-sponsored agencies	137,787	27	2,741	135,073	1.85%
Total mortgage-backed securities	930,279	27,184	4,250	953,213	2.82%
Investment securities
Obligations of US government-sponsored agencies	5,122	-	29	5,093	1.36%
Obligations of Puerto Rico government and public instrumentalities	17,801	-	4,070	13,731	6.24%
Other debt securities	2,444	128	-	2,572	2.98%
Total investment securities	25,367	128	4,099	21,396	4.94%
Total securities available-for-sale	$955,646	$27,312	$8,349	$974,609	2.87%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	595,157	426	5,865	589,718	2.24%
Investment securities
US Treasury securities	25,032	-	71	24,961	0.49%
Total securities held to maturity	620,189	426	5,936	614,679	2.17%
Total	$1,575,835	$27,738	$14,285	$1,589,288	2.60%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at June 30, 2016, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due from 5 to 10 years
FNMA and FHLMC certificates	$12,650	$12,996	$-	$-
Total due from 5 to 10 years	12,650	12,996	-	-
Due after 10 years
FNMA and FHLMC certificates	389,907	403,975	610,384	618,505
GNMA certificates	109,214	114,278	-	-
CMOs issued by US government-sponsored agencies	120,238	120,475	-	-
Total due after 10 years	619,359	638,728	610,384	618,505
Total mortgage-backed securities	632,009	651,724	610,384	618,505
Investment securities
Due from 1 to 5 years
US Treasury securities	-	-	25,015	25,025
Obligations of Puerto Rico government and public instrumentalities	6,720	5,848	-	-
Total due from 1 to 5 years	6,720	5,848	25,015	25,025
Due from 5 to 10 years
Obligations of US government and sponsored agencies	4,468	4,502	-	-
Other debt securities	2,101	2,228	-	-
Total due from 5 to 10 years	6,569	6,730	-	-
Total investment securities	13,289	12,578	25,015	25,025
Total securities available-for-sale and held-to-maturity	$645,298	$664,302	$635,399	$643,530

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the six-month period ended June 30, 2016, the Company retained securitized Government National Mortgage Association ("GNMA") pools totaling $54.2 million amortized cost, at a yield of 3.01% from its own originations. Previously, the Company was selling all securitized GNMA pools. The GNMA pools were sold until June 2015. During the six-month period ended June 30, 2015, the Company sold $63.5 million of available-for-sale GNMA certificates as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period.

During the six-month period ended June 30, 2016, the Company sold $277.2 million of mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and  recorded a net gain on sale of securities of $12.2 million. Among the 2016 sales, the Company sold all but one of the Puerto Rico government bonds it held. The Company had other-than-temporary impairment charges on such securities sold totaling $1.5 million during the second half of 2015. During the six-month period ended June 30, 2015, the Company sold $101.3 million of mortgage-backed securities and recorded a net gain on sale of securities of $2.6 million. The table below presents the gross realized gains and gross realized losses by category for such periods.

	Six-Month Period Ended June 30, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$293,505	$277,181	$16,324	$-
Investment securities
Obligations of Puerto Rico government and public instrumentalities	6,978	11,095	-	4,117
Total	$300,483	$288,276	$16,324	$4,117

	Six-Month Period Ended June 30, 2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,735	$2,571	$-
GNMA certificates	63,524	63,523	1	-
Total	$103,831	$101,258	$2,572	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	June 30, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$54,449	$179	$54,270
Obligations of Puerto Rico government and public instrumentalities	6,720	872	5,848
	$61,169	$1,051	$60,118

At June 30, 2016 there were no securities available-for-sale or held-to-maturity in a continuous unrealized loss position for less than twelve months. There were no securities held-to-maturity in a continuous unrealized loss position for twelve months or more.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Most of the investments ($54.5 million, amortized cost, or 89%) with an unrealized loss position at June 30, 2016 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($6.7 million, amortized cost, or 11%) with an unrealized loss position at June 30, 2016 consist of obligations issued or guaranteed by the government of Puerto Rico and its public instrumentalities. The decline in the market value of this security is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including the government's credit default, a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population.

As of June 30, 2016, the Company applied a discounted cash flow analysis to the Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

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

The only obligation issued or guaranteed by the government of Puerto Rico and its instrumentalities held at the end of the second quarter of 2016 by the Company was the Puerto Rico Highways and Transportation Authority (“PRHTA”) – Teodoro Moscoso Bridge revenue bond. The pledge income sources of this bond comes from gross revenues from Teodoro Moscoso Bridge operations. Although PRHTA is included in the Puerto Rico Governor's executive order of November 30, 2015 ordering the '"clawback" of certain government revenues,  the toll bridge revenues for the repayment of such bonds were not subject to the “clawback." All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond with a principal amount of  $6.7 million had an aggregate fair value of $5.8 million at June 30, 2016 (87% of the bond's cost). The discounted cash flow analysis for the investments showed a cumulative default probability at maturity of 10.20%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of June 30, 2016. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. On July 1, 2016, the Company received the scheduled principal payment of $2.0 million. The next payment is due on July 1, 2017. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the quarter ended June 30, 2016.

The following table presents a roll-forward of credit-related impairment losses recognized in earnings for the six-month period ended June 30, 2016 and 2015 on available-for-sale securities:

	Six-Month Period Ended June 30,
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

The coverage for the single family residential loans will expire on June 30, 2020. At June 30, 2016, the remaining covered loans, amounting to $65.8 million, net carrying amount ($76.8 million gross amount), are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At December 31, 2015, covered loans amounted to $67.2 million, net carrying amount ($92.3 million gross amount). Interest income recognized for covered loans during the six-month periods ended June 30, 2016 and 2015 was $4.3 million and $28.3 million, respectively. The decrease in interest income recognized for covered loans is due to the expiration of the FDIC loss-share coverage related to commercial and other-non single family residential loans on June 30, 2015.

Effective June 30, 2016, pursuant to supervisory direction, the Company changed the purchase credit impaired policy for all loans accounted for under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the acquired  pools. The revised policy will be implemented prospectively due to the immaterial impact of retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discounting expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-recognition of $8.5 million and $72.2 million in the recorded investment balance and associated allowance for loans that had exited the pools, for acquired BBVAPR loans and acquired Eurobank loans, respectively, with no impact to the provision for loan and lease losses. Refer to Note 5 Allowances for Loan and Lease Losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of the Company’s loan portfolio at June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$741,917	$757,828
Commercial	1,476,613	1,441,649
Consumer	265,269	242,950
Auto and leasing	712,268	669,163
	3,196,067	3,111,590
Allowance for loan and lease losses on originated and other loans and leases	(112,812)	(112,626)
	3,083,255	2,998,964
Deferred loan costs, net	4,619	4,203
Total originated and other loans loans held for investment, net	3,087,874	3,003,167

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,559	7,457
Consumer	35,194	38,385
Auto	77,118	106,911
	116,871	152,753
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(4,487)	(5,542)
	112,384	147,211

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy) (a)
Mortgage	591,029	608,294
Commercial	246,188	287,311
Construction	76,917	88,180
Consumer	7,331	11,843
Auto	117,038	153,592
	1,038,503	1,149,220
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30 (b)	(22,801)	(25,785)
	1,015,702	1,123,435
Total acquired BBVAPR loans, net	1,128,086	1,270,646
Acquired Eurobank loans: (a)
Loans secured by 1-4 family residential properties	76,777	92,273
Commercial and construction	83,377	142,377
Consumer	1,410	2,314
Total acquired Eurobank loans	161,564	236,964
Allowance for loan and lease losses on Eurobank loans (b)	(22,116)	(90,178)
Total acquired Eurobank loans, net	139,448	146,786
Total acquired loans, net	1,267,534	1,417,432
Total held for investment, net	4,355,408	4,420,599
Mortgage loans held-for-sale	18,209	13,614
Total loans, net	$4,373,617	$4,434,213
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of June 30, 2016 and December 31, 2015 by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$260	$2,024	$2,973	$5,257	$-	$48,801	$54,058	$227
Years 2003 and 2004	343	3,936	6,201	10,480	65	84,208	94,753	-
Year 2005	-	1,878	3,826	5,704	64	46,293	52,061	-
Year 2006	743	2,243	6,741	9,727	50	64,109	73,886	-
Years 2007, 2008 and 2009	854	1,414	11,793	14,061	-	69,957	84,018	699
Years 2010, 2011, 2012, 2013	498	1,307	9,420	11,225	142	133,384	144,751	416
Years 2014, 2015 and 2016	-	189	901	1,090	62	98,209	99,361	-
	2,698	12,991	41,855	57,544	383	544,961	602,888	1,342
Non-traditional	-	938	5,217	6,155	12	20,028	26,195	-
Loss mitigation program	9,898	6,574	15,738	32,210	3,857	68,014	104,081	3,770
	12,596	20,503	62,810	95,909	4,252	633,003	733,164	5,112
Home equity secured personal loans	-	-	-	-	-	384	384	-
GNMA's buy-back option program	-	-	8,369	8,369	-	-	8,369	-
Total mortgage	12,596	20,503	71,179	104,278	4,252	633,387	741,917	5,112
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	230,296	230,296	-
Institutional	-	-	-	-	-	27,838	27,838	-
Middle market	-	125	8,589	8,714	2,255	209,127	220,096	-
Retail	96	1,226	5,871	7,193	3,327	236,171	246,691	-
Floor plan	-	-	-	-	-	2,826	2,826	-
Real estate	-	-	-	-	-	16,079	16,079	-
	96	1,351	14,460	15,907	5,582	722,337	743,826	-
Other commercial and industrial:
Corporate	-	-	-	-	-	140,192	140,192	-
Institutional	-	-	-	-	183,020	193,258	376,278	-
Middle market	2,007	-	-	2,007	1,421	102,112	105,540	-
Retail	896	529	582	2,007	135	74,823	76,965	-
Floor plan	6	38	40	84	-	33,728	33,812	-
	2,909	567	622	4,098	184,576	544,113	732,787	-
Total commercial	3,005	1,918	15,082	20,005	190,158	1,266,450	1,476,613	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	459	177	432	1,068	-	23,809	24,877	-
Overdrafts	15	1	-	16	-	204	220	-
Personal lines of credit	42	14	94	150	-	2,281	2,431	-
Personal loans	1,854	1,137	898	3,889	875	216,884	221,648	-
Cash collateral personal loans	63	3	1	67	-	16,026	16,093	-
Total consumer	2,433	1,332	1,425	5,190	875	259,204	265,269	-
Auto and leasing	44,433	19,438	7,322	71,193	15	641,060	712,268	-
Total	$62,467	$43,191	$95,008	$200,666	$195,300	$2,800,101	$3,196,067	$5,112

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

During 2015, the Company changed its early delinquency reporting on mortgage loans from one scheduled payment due to two scheduled payments due to be comparable with local peers, except for troubled-debt restructured loans which continue using one scheduled payment due for delinquency reporting. During the quarter ended June 30, 2016, the Company changed its early delinquency reporting on consumer and auto loans from one scheduled payment due to two scheduled payments to report consistently its retail portfolio. The change resulted in a $19 thousand and $5.9 million reduction in early and total delinquency for consumer and auto loans, respectively.

At June 30, 2016 and December 31, 2015, the Company had carrying balances of $327.0 million and $334.6 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to the Puerto Rico government were current at June 30, 2016 and December 31, 2015. As part of a bank syndicate, on November 5, 2015 the Company entered into a Restructuring Support Agreement with a view towards restructuring a line of credit to the Puerto Rico Electric Power Authority ("PREPA") on terms that provide for full repayment of the debt to the Bank. In the third quarter of 2014, the Company classified the credit as substandard and a troubled-debt restructuring. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company classified the credit as doubtful, placed its participation in non-accrual and recorded a $24 million provision during the first quarter of 2015. During the fourth quarter of 2015, the Company recorded an additional $29.3 million provision for loan and lease losses on PREPA. Since it was placed in non-accrual, interest payments have been applied to principal.  At June 30, 2016 and December 31, 2015, the allowance for loan and lease losses to PREPA was $53.3 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20 (Non-refundable fees and Other Costs). We have acquired loans in two bank acquisitions, BBVAPR and Eurobank.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of June 30, 2016 and December 31, 2015, by class of loans:

	June 30, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$197	$197	$-	$-	$197	$-
Floor plan	-	-	446	446	-	2,309	2,755	-
	-	-	643	643	-	2,309	2,952	-
Other commercial and industrial
Retail	37	17	120	174	-	1,426	1,600	-
Floor plan	-	-	7	7	-	-	7	-
	37	17	127	181	-	1,426	1,607	-
	37	17	770	824	-	3,735	4,559	-
Consumer
Credit cards	731	290	704	1,725	-	30,573	32,298	-
Personal loans	116	14	60	190	-	2,706	2,896	-
	847	304	764	1,915	-	33,279	35,194	-
Auto	5,088	2,196	562	7,846	-	69,272	77,118	-
Total	$5,972	$2,517	$2,096	$10,585	$-	$106,286	$116,871	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at June 30, 2016 and December 31, 2015 is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Contractual required payments receivable (a)	$1,788,121	$1,945,098
Less: Non-accretable discount	394,500	434,190
Cash expected to be collected	1,393,621	1,510,908
Less: Accretable yield	355,118	361,688
Carrying amount, gross	1,038,503	1,149,220
Less: allowance for loan and lease losses (b)	22,801	25,785
Carrying amount, net	$1,015,702	$1,123,435
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

At June 30, 2016 and December 31, 2015, the Company had $71.6 million and $80.9 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30.  This entire amount was current at June 30, 2016 and December 31, 2015

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

.The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30, 2016
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$260,557	$40,102	$17,156	$17,587	$5,261	$340,663
Accretion	(8,294)	(5,272)	(1,307)	(3,616)	(870)	(19,359)
Change in expected cash flows	-	3,062	(408)	630	(1)	3,283
Transfer from (to) non-accretable discount	31,560	(833)	(193)	(498)	495	30,531
Balance at end of period	$283,823	$37,059	$15,248	$14,103	$4,885	$355,118

Non-Accretable Discount Activity:
Balance at beginning of period	$370,155	$10,716	$7,432	$21,938	$18,735	$428,976
Change in actual and expected losses	(2,442)	(967)	(206)	(315)	(15)	(3,945)
Transfer (to) from accretable yield	(31,560)	833	193	498	(495)	(30,531)
Balance at end of period	$336,153	$10,582	$7,419	$22,121	$18,225	$394,500

	Six-Month Period Ended June 30, 2016
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$268,794	$45,411	$19,615	$21,578	$6,290	$361,688
Accretion	(16,601)	(11,111)	(3,176)	(7,827)	(1,808)	(40,523)
Change in expected cash flows	-	3,190	(208)	631	(1)	3,612
Transfer from (to) non-accretable discount	31,630	(431)	(983)	(279)	404	30,341
Balance at end of period	$283,823	$37,059	$15,248	$14,103	$4,885	$355,118

Non-Accretable Discount Activity:
Balance at beginning of period	$374,772	$11,781	$6,764	$22,039	$18,834	$434,190
Change in actual and expected losses	(6,989)	(1,630)	(328)	(197)	(205)	(9,349)
Transfer (to) from accretable yield	(31,630)	431	983	279	(404)	(30,341)
Balance at end of period	$336,153	$10,582	$7,419	$22,121	$18,225	$394,500

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$284,612	$57,330	$19,390	$47,097	$5,601	$414,030
Accretion	(8,813)	(9,597)	(2,143)	(6,163)	(1,287)	(28,003)
Change in actual and expected losses	-	23,695	9,867	-	-	33,562
Transfer from (to) non-accretable discount	81	135	(2,501)	(9,403)	4,147	(7,541)
Balance at end of period	$275,880	$71,563	$24,613	$31,531	$8,461	$412,048

Non-Accretable Discount Activity:
Balance at beginning of period	$392,609	$15,826	$3,957	$14,543	$23,576	$450,511
Change in actual and expected losses	(3,421)	(4,921)	536	(256)	(73)	(8,135)
Transfer (to) from accretable yield	(81)	(135)	2,501	9,403	(4,147)	7,541
Balance at end of period	$389,107	$10,770	$6,994	$23,690	$19,356	$449,917

	Six-Month Period Ended June 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(17,800)	(20,356)	(5,953)	(13,151)	(2,213)	(59,473)
Change in actual and expected losses	-	23,695	9,867	-	-	33,562
Transfer (to) from non-accretable discount	(4,684)	7,028	(5,130)	(9,316)	4,115	(7,987)
Balance at end of period	$275,880	71,563	24,613	31,531	8,461	412,048

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(5,416)	(5,271)	(1,622)	(1,841)	(547)	(14,697)
Transfer from (to) accretable yield	4,684	(7,028)	5,130	9,316	(4,115)	7,987
Balance at end of period	$389,107	$10,770	$6,994	$23,690	$19,356	$449,917

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at June 30, 2016 and December 31, 2015 is as follows:

	June 30	December 31
	2016	2015
	(In thousands)
Contractual required payments receivable (a)	$252,801	$342,511
Less: Non-accretable discount	11,555	21,156
Cash expected to be collected	241,246	321,355
Less: Accretable yield	79,682	84,391
Carrying amount, gross	161,564	236,964
Less: Allowance for loan and lease losses (b)	22,116	90,178
Carrying amount, net	$139,448	$146,786
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and six-months periods ended June 30, 2016 and 2015:

	Quarter Ended June 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$50,787	$33,203	$2,237	$-	$-	$86,227
Accretion	(2,263)	(4,528)	(33)	2	(76)	(6,898)
Change in expected cash flows	(198)	1,619	-	(77)	81	1,425
Transfer from (to) non-accretable discount	10	(1,152)	-	75	(5)	(1,072)
Balance at end of year	$48,336	$29,142	$2,204	$-	$-	$79,682

Non-Accretable Discount Activity:
Balance at beginning of period	$12,703	$-	$-	$-	$-	$12,703
Change in actual and expected losses	(1,138)	(1,152)	-	75	(5)	(2,220)
Transfer from (to) accretable yield	(10)	1,152	-	(75)	5	1,072
Balance at end of period	$11,555	$-	$-	$-	$-	$11,555

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$-	$3,213	$84,392
Accretion	(4,529)	(8,623)	(47)	2	(1,261)	(14,458)
Change in expected cash flows	786	12,712	(23)	(77)	(1,947)	11,451
Transfer from (to) non-accretable discount	125	(1,917)	19	75	(5)	(1,703)
Balance at end of period	$48,336	$29,142	$2,204	$-	$-	$79,682

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected losses	(1,189)	(1,917)	19	75	(8,292)	(11,304)
Transfer (to) from accretable yield	(125)	1,917	(19)	(75)	5	1,703
Balance at end of period	$11,555	$-	$-	$-	$-	$11,555

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$58,332	$33,481	$20,806	$1,665	$2,004	$116,288
Accretion	(3,276)	(8,047)	(405)	(937)	(93)	(12,758)
Transfer from non-accretable discount	750	2,039	(2,052)	375	(1)	1,111
Balance at end of period	$55,806	$27,473	$18,349	$1,103	$1,910	$104,641

Non-Accretable Discount Activity:
Balance at beginning of period	$12,557	$10,493	$-	$-	$9,662	$32,712
Change in actual and expected losses	(405)	(8,454)	(2,052)	375	67	(10,469)
Transfer to accretable yield	(750)	(2,039)	2,052	(375)	1	(1,111)
Balance at end of period	$11,402	$-	$-	$-	$9,730	$21,132

	Six-Month Period Ended June 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,919	$20,753	$2,479	$1,072	$109,859
Accretion	(6,794)	(17,902)	(1,024)	(2,329)	(213)	(28,262)
Transfer from (to) non-accretable discount	14,964	7,456	(1,380)	953	1,051	23,044
Balance at end of period	$55,806	$27,473	$18,349	$1,103	$1,910	$104,641

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected cash flows	(982)	(17,008)	(1,380)	953	183	(18,234)
Transfer (to) from accretable yield	(14,964)	(7,456)	1,380	(953)	(1,051)	(23,044)
Balance at end of period	$11,402	$-	$-	$-	$9,730	$21,132

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,812	$3,786
Years 2003 and 2004	6,359	5,737
Year 2005	3,889	3,627
Year 2006	7,135	8,189
Years 2007, 2008 and 2009	11,292	14,625
Years 2010, 2011, 2012, 2013	9,311	10,588
Years 2014, 2015 and 2016	963	663
	41,761	47,215
Non-traditional	5,229	5,092
Loss mitigation program	18,769	20,172
	65,759	72,479
Home equity loans, secured personal loans	-	64
	65,759	72,543
Commercial
Commercial secured by real estate
Middle market	10,969	12,729
Retail	10,352	8,726
	21,321	21,455
Other commercial and industrial
Institutional	183,020	190,290
Middle market	1,421	1,565
Retail	1,966	1,932
Floor plan	40	39
	186,447	193,826
	207,768	215,281
Consumer
Credit cards	432	369
Personal lines of credit	94	100
Personal loans	1,812	1,146
Cash collateral personal loans	1	16
	2,339	1,631
Auto and leasing	7,337	8,418
Total non-accrual originated loans	$283,203	$297,873

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2016	2015
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$197	$228
Floor plan	446	467
	643	695
Other commercial and industrial
Retail	120	178
Floor plan	7	7
	127	185
	770	880
Consumer
Credit cards	704	489
Personal loans	60	46
	764	535
Auto	562	831
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,096	2,246
Total non-accrual loans	$285,299	$300,119

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses or are accounted for under the cost recovery method.

Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration ("FHA") and U.S. Department of Veterans Affairs ("VA") programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

During the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. At June 30, 2016, this line of credit had an unpaid principal balance of $183.0 million. Since the second quarter of 2015, interest payments have been applied to principal. As of June 30, 2016, the specific reserve for the PREPA line of credit is $53.3 million.

At June 30, 2016 and December 31, 2015, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $97.2 million and $93.6 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $219.4 million and $235.8 million at June 30, 2016 and December 31, 2015, respectively. Impaired commercial loans at June 30, 2016 and December 31, 2015 included the PREPA line of credit with an unpaid principal balance of $183.0 million and $190.3 million, respectively. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $56.8 million at June 30, 2016 and $55.9 million at December 31, 2015.  The valuation allowance for impaired commercial loans at June 30, 2016 and December 31, 2015 included $53.3 million of specific allowance for PREPA. The total investment in impaired mortgage loans was $90.9 million and $90.0 million at June 30, 2016 and December 31, 2015, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to $8.9 million at June 30, 2016 and $9.2 million at December 31, 2015.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$212,876	$194,084	$56,758	29%
Residential impaired and troubled-debt restructuring	99,145	90,948	8,864	10%
Impaired loans with no specific allowance:
Commercial	30,228	23,876	-	0%
Total investment in impaired loans	$342,249	$308,908	$65,622	21%

	December 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$210,718	$199,366	$55,947	28%
Residential impaired and troubled-debt restructuring	97,424	89,973	9,233	10%
Impaired loans with no specific allowance
Commercial	42,110	35,928	-	0%
Total investment in impaired loans	$350,252	$325,267	$65,180	20%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans

Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$1,450	$1,433	$-	0%
Total investment in impaired loans	$1,450	$1,433	$-	0%

	December 31, 2015
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$486	$474	$-	0%
Total investment in impaired loans	$486	$474	$-	0%

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance: (a)(b)
Mortgage	$591,029	$591,056	$1,585	0%
Commercial	246,142	173,949	11,884	7%
Construction	76,677	56,457	3,979	7%
Auto	117,038	117,043	5,353	5%
Total investment in impaired loan pools	$1,030,886	$938,505	$22,801	2%
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

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

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance: (a)(b)
Loans secured by 1-4 family residential properties	$95,755	$76,777	$11,016	14%
Commercial and construction	114,932	83,377	11,096	13%
Consumer	1,252	1,410	4	0%
Total investment in impaired loan pools	$211,939	$161,564	$22,116	14%
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016		2015
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$75	$194,759	$45	$212,414
Residential troubled-debt restructuring	791	91,007	781	89,041
Impaired loans with no specific allowance
Commercial	149	29,579	316	30,015
	1,015	315,345	1,142	331,470
Acquired loans accounted for under ASC 310-20:
Impaired loans with no specific allowance
Commercial	15	789	11	1,446
Total interest income from impaired loans	$1,030	$316,134	$1,153	$332,916

	Six-Month Period Ended June 30,
	2016		2015
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$150	$195,777	$90	$146,144
Residential troubled-debt restructuring	1,591	90,650	1,563	91,216
Impaired loans with no specific allowance
Commercial	298	31,603	631	95,791
Total interest income from impaired loans	$2,039	$318,030	$2,284	$333,151

Aquired loans accounted for under SC 310-20:
Impaired loans with no specific allowance
Commercial	30	628	21	1,923
Total interest income from impaired loans	$2,069	$318,658	$2,305	$335,074

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters and six-month periods ended June 30, 2016 and 2015.

	Quarter Ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	19	$2,670	5.69%	372	$2,670	4.54%	494
Commercial	6	668	6.65%	65	668	5.91%	86
Consumer	26	364	12.73%	75	372	10.20%	70

	Six-Month Period Ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	52	$6,628	5.90%	365	$7,525	4.73%	493
Commercial	8	1,323	6.73%	53	1,324	6.31%	61
Consumer	47	556	13.27%	75	603	10.56%	71

	Quarter Ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	39	$4,455	5.62%	330	$4,455	4.21%	330
Commercial	1	29	7.25%	44	29	6.50%	60
Consumer	21	250	14.40%	71	259	13.87%	69
Auto	1	64	12.95%	72	65	12.95%	72

	Six-Month Period Ended June 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	97	$11,609	4.65%	348	$11,594	4.13%	349
Commercial	4	4,533	6.83%	80	4,533	7.00%	141
Consumer	32	396	14.50%	72	440	14.25%	68
Auto	1	64	12.95%	72	65	12.95%	72

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2016 and 2015:

	Twelve-Month Period Ended June 30,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	84	$9,869	60	$6,911
Consumer	7	$134	4	$72
Auto	1	$17	-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	June 30, 2016
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$230,296	$215,312	$14,984	$-	$-	$-
Institutional	27,838	26,200	-	-	-	1,638
Middle market	220,096	188,700	17,697	374	-	13,325
Retail	246,691	222,814	7,468	4,128	-	12,281
Floor plan	2,826	2,826	-	-	-	-
Real estate	16,079	16,079	-	-	-	-
	743,826	671,931	40,149	4,502	-	27,244
Other commercial and industrial:
Corporate	140,192	140,192	-	-	-	-
Institutional	376,278	193,258	-	-	-	183,020
Middle market	105,540	95,946	5,142	181	-	4,271
Retail	76,965	71,933	898	979	-	3,155
Floor plan	33,812	28,046	5,415	81	-	270
	732,787	529,375	11,455	1,241	-	190,716
Total	1,476,613	1,201,306	51,604	5,743	-	217,960
Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	197	-	-	197	-	-
Floor plan	2,755	953	376	-	-	1,426
	2,952	953	376	197	-	1,426
Other commercial and industrial:
Retail	1,600	1,527	-	73	-	-
Floor plan	7	-	-	-	-	7
	1,607	1,527	-	73	-	7
Total	4,559	2,480	376	270	-	1,433
Total	$1,481,172	$1,203,786	$51,980	$6,013	$-	$219,393

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2016 and December 31, 2015, the Company had outstanding credit facilities of approximately $398.6 million and $415.4 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, included within the portfolios of originated and other loans and acquired BBVAPR loans accounted for under ASC 310-30. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Approximately $204 million of these loans are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

At June 30, 2016, we had approximately $194.4 million of credit facilities to central government and public corporations of the Commonwealth, including:

•           PREPA with an outstanding balance of $183.0 million; and

•           The Puerto Rico Housing Finance Authority ("PRHFA") with an outstanding balance of $11.0 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law.

The outstanding balance of credit facilities to central government and public corporations decreased by $10.0 million during the first quarter of 2016 as a result of a partial repayment by PRHFA.

Oriental Bank is part of a four bank syndicate that provided a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities. Our participation in the line of credit has an unpaid principal balance of $183.0 million as of June 30, 2016. As part of the bank syndicate, the Bank entered into a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company expects the restructuring to be completed by the end of 2016. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company classifies this participation in the substandard risk category and non-accrual and has a $53.3 million allowance for loan and lease losses recorded for this line of credit. Since April 1, 2015, interest payments have been applied to principal.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	June 30, 2016
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$54,058	$48,163	$259	$2,023	$527	$1,153	$1,292	$641
Years 2003 and 2004	94,753	82,651	343	3,936	1,864	1,859	2,312	1,788
Year 2005	52,061	45,538	-	1,878	497	918	2,410	820
Year 2006	73,886	60,860	511	2,244	554	1,603	4,584	3,530
Years 2007, 2008 and 2009	84,018	66,997	703	1,286	569	1,724	8,898	3,841
Years 2010, 2011, 2012 2013	144,751	132,451	407	1,203	182	1,581	5,132	3,795
Years 2014, 2015 and 2016	99,361	98,270	-	189	140	398	364	-
	602,888	534,930	2,223	12,759	4,333	9,236	24,992	14,415
Non-traditional	26,195	20,040	-	938	564	1,999	2,654	-
Loss mitigation program	104,081	18,865	1,692	1,381	940	1,306	3,364	76,533
	733,164	573,835	3,915	15,078	5,837	12,541	31,010	90,948
Home equity secured personal loans	384	384	-	-	-	-	-	-
GNMA's buy-back option program	8,369	-	-	-	1,498	3,228	3,643	-
	741,917	574,219	3,915	15,078	7,335	15,769	34,653	90,948
Consumer
Credit cards	24,877	23,809	459	177	214	218	-	-
Overdrafts	220	204	15	1	-	-	-	-
Unsecured personal lines of credit	2,431	2,281	42	14	11	83	-	-
Unsecured personal loans	221,648	217,759	1,854	1,137	898	-	-	-
Cash collateral personal loans	16,093	16,026	63	3	-	1	-	-
	265,269	260,079	2,433	1,332	1,123	302	-	-
Auto and Leasing	712,268	641,075	44,433	19,438	5,492	1,830	-	-
	1,719,454	1,475,373	50,781	35,848	13,950	17,901	34,653	90,948
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	32,298	30,573	731	290	290	414	-	-
Personal loans	2,896	2,707	116	14	26	33	-	-
	35,194	33,280	847	304	316	447	-	-
Auto	77,118	69,272	5,088	2,196	412	150	-	-
	112,312	102,552	5,935	2,500	728	597	-	-
Total	$1,831,766	$1,577,925	$56,716	$38,348	$14,678	$18,498	$34,653	$90,948

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at June 30, 2016 and December 31, 2015 was as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Allowance for loans and lease losses on non-acquired loans:
Originated and other loans and leases held for investment:
Mortgage	$18,537	$18,352
Commercial	63,144	64,791
Consumer	11,771	11,197
Auto and leasing	19,259	18,261
Unallocated	101	25
Total allowance for originated and other loans and lease losses	112,812	112,626

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	21	26
Consumer	3,002	3,429
Auto	1,464	2,087
	4,487	5,542
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy) (a)
Mortgage	1,585	1,762
Commercial	15,863	21,161
Auto	5,353	2,862
	22,801	25,785
Total allowance for acquired BBVAPR loans and lease losses	27,288	31,327
Acquired Eurobank loans: (a)
Loans secured by 1-4 family residential properties	11,016	22,570
Commercial and other construction	11,096	67,365
Consumer	4	243
Total allowance for acquired Eurobank loan and lease losses (a)	22,116	90,178
Total allowance for loan and lease losses (a)	$162,216	$234,131

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

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

Effective June 30, 2016, pursuant to supervisory direction, the Company revised its purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy will be implemented prospectively due to the immaterial impact of retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discounting expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

recognition of $8.5 million and $72.2 million in the recorded investment balance and associated allowance for loans that had exited the pools for acquired BBVAPR loans and acquired Eurobank loans, respectively, with no impact to the provision for loan and lease losses.

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment by segment for the periods indicated:

	Quarter Ended June 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,784	$64,206	$11,414	$18,716	$118	$113,238
Charge-offs	(1,374)	(833)	(2,811)	(8,100)	-	(13,118)
Recoveries	36	228	133	3,243	-	3,640
Provision (recapture) for originated and other loans and lease losses	1,091	(457)	3,035	5,400	(17)	9,052
Balance at end of period	$18,537	$63,144	$11,771	$19,259	$101	$112,812

	Six-Month Period Ended June 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(3,036)	(1,844)	(5,138)	(16,462)	-	(26,480)
Recoveries	181	316	235	6,222	-	6,954
Provision (recapture) for loan and lease losses	3,040	(119)	5,477	11,238	76	19,712
Balance at end of period	$18,537	$63,144	$11,771	$19,259	$101	$112,812

	June 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,864	$56,758	$-	$-	$-	$65,622
Collectively evaluated for impairment	9,673	6,386	11,771	19,259	101	47,190
Total ending allowance balance	$18,537	$63,144	$11,771	$19,259	$101	$112,812
Loans:
Individually evaluated for impairment	$90,948	$217,960	$-	$-	$-	$308,908
Collectively evaluated for impairment	650,969	1,258,653	265,269	712,268	-	2,887,159
Total ending loan balance	$741,917	$1,476,613	$265,269	$712,268	$-	$3,196,067

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,086	$33,123	$9,405	$15,762	$383	$76,759
Charge-offs	(1,356)	(497)	(2,309)	(7,662)	-	(11,824)
Recoveries	67	219	390	3,425	-	4,101
Provision for originated and other loans and lease losses	1,279	1,934	2,978	3,539	223	9,953
Balance at end of period	$18,076	$34,779	$10,464	$15,064	$606	$78,989

	Six-Month Period Ended June 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(2,770)	(1,489)	(3,985)	(15,798)	-	(24,042)
Recoveries	67	309	543	6,809	-	7,728
Provision for loan and lease losses	1,100	27,527	4,834	9,798	605	43,864
Balance at end of year	$18,076	$34,779	$10,464	$15,064	$606	$78,989

	December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,233	$55,947	$-	$-	$-	$65,180
Collectively evaluated for impairment	9,119	8,844	11,197	18,261	25	47,446
Total ending allowance balance	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Loans:
Individually evaluated for impairment	$89,973	$235,294	$-	$-	$-	$325,267
Collectively evaluated for impairment	667,855	1,206,355	242,950	669,163	-	2,786,323
Total ending loan balance	$757,828	$1,441,649	$242,950	$669,163	$-	$3,111,590

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended June 30, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$23	$3,243	$1,727	$-	$4,993
Charge-offs	(12)	(1,013)	(571)	-	(1,596)
Recoveries	8	88	446	-	542
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	2	684	(138)	-	548
Balance at end of period	$21	$3,002	$1,464	$-	$4,487

	Six-Month Period Ended June 30, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$-	$5,542
Charge-offs	(19)	(1,825)	(1,308)	-	(3,152)
Recoveries	40	169	1,044	-	1,253
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(26)	1,229	(359)	-	844
Balance at end of year	$21	$3,002	$1,464	$-	$4,487

	June 30, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$21	$3,002	$1,464	$-	$4,487
Total ending allowance balance	$21	$3,002	$1,464	$-	$4,487
Loans:
Individually evaluated for impairment	$1,433	$-	$-	$-	$1,433
Collectively evaluated for impairment	3,126	35,194	77,118	-	115,438
Total ending loan balance	$4,559	$35,194	$77,118	$-	$116,871

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$49	$1,885	$3,516	$-	$5,450
Charge-offs	(16)	(1,303)	(1,038)	-	(2,357)
Recoveries	7	429	502	-	938
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	14	1,605	(121)	-	1,498
Balance at end of period	$54	$2,616	$2,859	$-	$5,529

	Six-Month Period Ended June 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$65	$1,211	$3,321	$-	$4,597
Charge-offs	(16)	(2,686)	(2,304)	-	(5,006)
Recoveries	17	563	1,072	-	1,652
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(12)	3,528	770	-	4,286
Balance at end of period	$54	$2,616	$2,859	$-	$5,529

	December 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$26	$3,429	$2,087	$-	$5,542
Total ending allowance balance	$26	$3,429	$2,087	$-	$5,542
Loans:
Individually evaluated for impairment	$474	$-	$-	$-	$474
Collectively evaluated for impairment	6,983	38,385	106,911	-	152,279
Total ending loan balance	$7,457	$38,385	$106,911	$-	$152,753

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended June 30, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,762	$20,430	$-	$5,555	$27,747
(Recapture) provision for BBVAPR loans and lease losses accounted for under ASC 310-30	(163)	3,977	-	-	3,814
Loan pools fully charged-off	(14)	-	-	(202)	(216)
Allowance de-recognition (a)	-	(8,544)	-	-	(8,544)
Balance at end of period	$1,585	$15,863	$-	$5,353	$22,801

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

	Six-Month Period Ended June 30, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,678	$21,245	$-	$2,862	$25,785
(Recapture) provision for BBVAPR loans and lease losses accounted for under ASC 310-30	(79)	3,228	-	2,693	5,842
Loan pools fully charged-off	(14)	(66)	-	(202)	(282)
Allowance de-recognition (a)	-	(8,544)	-	-	(8,544)
Balance at end of period	$1,585	$15,863	$-	$5,353	$22,801

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$473	$13,687	$6	$-	$14,166
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	-	1,253	78	2,862	4,193
Balance at end of period	$473	$14,940	$84	$2,862	$18,359

	Six-Month Period Ended June 30, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$-	$13,476	$5	$-	$13,481
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	473	1,464	79	2,862	4,878
Balance at end of period	$473	$14,940	$84	$2,862	$18,359

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

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters and six-month periods ended June 30, 2016 and 2015 were as follows:

	Quarter Ended June 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$23,961	$68,089	$243	$-	$92,293
Provision (recapture) for acquired Eurobank loans and lease losses, net	237	801	(7)	-	1,031
FDIC shared-loss portion of provision for covered loan and lease losses, net	951	-	-	-	951
Allowance de-recognition (a)	(14,133)	(57,794)	(232)	-	(72,159)
Balance at end of period	$11,016	$11,096	$4	$-	$22,116

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

	Six-Month Period Ended June 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$22,570	$67,365	$243	$-	$90,178
Provision (recapture) for acquired Eurobank loans and lease losses, net	184	1,659	(7)	-	1,836
FDIC shared-loss portion of provision for covered loan and lease losses, net	2,395	-	-	-	2,395
Loan pools fully charged-off	-	(134)	-	-	(134)
Allowance de-recognition (a)	(14,133)	(57,794)	(232)	-	(72,159)
Balance at end of year	$11,016	$11,096	$4	$-	$22,116

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2015
	Mortgage	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$17,340	$52,922	$389	$-	$70,651
Provision (recapture) for Eurobank loans and lease losses, net	148	(253)	-	-	(105)
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	801	-	-	906
Balance at end of period	$17,593	$53,470	$389	$-	$71,452

	Six-Month Period Ended June 30, 2015
	Mortgage	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of year	$15,522	$48,334	$389	$-	$64,245
Provision for Eurobank loans and lease losses, net	1,966	2,738	-	-	4,704
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	2,398	-	-	2,503
Balance at end of year	$17,593	$53,470	$389	$-	$71,452

The FDIC shared-loss portion of provision for acquired Eurobank loans and lease losses, net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing the FDIC loss-share indemnification asset.

The FDIC loss sharing obligation, related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. The remaining covered loans are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At June 30, 2016 and December 31, 2015, allowance for loan losses on loans covered by the FDIC shared-loss agreement amounted to $11.0 million and $22.6 million, respectively. The provision for covered loan and lease losses for the quarters ended June 30, 2016 and 2015 was $237 thousand and a recapture of $105 thousand, respectively.  The provision for covered loan and lease losses for the six-month periods ended June 30, 2016 and 2015 was $184 thousand and $4.7 million, respectively.

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

The acquired loans, foreclosed real estate, and other repossessed properties subject to the shared-loss agreements are collectively referred to as “covered assets.” Under the terms of the shared-loss agreements, the FDIC absorbs 80% of losses and shares in 80% of loss recoveries on covered assets. The term of the shared-loss agreement covering single family residential mortgage loans is ten years with respect to losses and loss recoveries, while the term of the shared-loss agreement covering commercial loans is five years with respect to losses and eight years with respect to loss recoveries, from the end of the quarter of the acquisition. The coverage under the commercial shared-loss agreement expired on June 30, 2015. The shared-loss agreements also provide for certain costs directly related to the collection and preservation of covered assets to be reimbursed at an 80% level. The FDIC indemnification asset represents the portion of estimated losses covered by the shared-loss agreements between the Bank and the FDIC.

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$20,923	$75,221	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	(332)	(24,387)	(737)	(38,087)
Increase in expected credit losses to be covered under shared-loss agreements, net	951	906	2,395	2,503
FDIC indemnification asset expense	(1,405)	(22,512)	(4,269)	(34,733)
Incurred expenses to be reimbursed under shared-loss agreements	(1,711)	(6,524)	(1,562)	(4,357)
Balance at end of period	$18,426	$22,704	$18,426	$22,704

True-up payment obligation:
Balance at beginning of period	$25,235	$22,844	$24,658	$21,981
Change in true-up payment obligation	537	733	1,114	1,596
Balance at end of period	$25,772	$23,577	$25,772	$23,577

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC loss-share coverage for the commercial loans was in effect until June 30, 2015. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At June 30, 2016 and December 31, 2015, the FDIC indemnification asset reflects only the balance for single family residential mortgage loans.

The Company has owed payments to the FDIC for the recovery of prior claims for commercial loans. At June 30, 2016, the liability for these payments amounted to $1.1 million and is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC. There was no liability at June 30, 2015.

The FDIC indemnification asset expense decreased to $1.4 million for the quarter ended June 30, 2016 when compared to $22.5 million for the same period in 2015. The expense of $4.3 million for the six-month period ended June 30, 2016 represented a decrease of $30.5 million when compared to $34.7 million for the same period in 2015.  The decrease during the period was principally driven by the expiration of the FDIC loss-share coverage for commercial loans and other non-single family residential loans.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Carrying amount (fair value)	$25,772	$24,658
Undiscounted amount	$33,782	$34,956

In connection with the FDIC-assisted acquisition, the Company recognized an FDIC shared-loss expense, net, in the unaudited consolidated statements of operations, which consists of the following for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
FDIC indemnification asset expense	$1,405	$22,512	$4,269	$34,733
Change in true-up payment obligation	537	733	1,114	1,596
Reimbursement to FDIC for recoveries	1,478	-	2,066	-
Total FDIC shared-loss expense, net	$3,420	$23,245	$7,449	$36,329

NOTE 7 — DERIVATIVES

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the Company’s derivative assets and liabilities at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$187	$1,170
Interest rate swaps not designated as hedges	1,703	1,819
Interest rate caps	36	32
Other	-	4
	$1,926	$3,025
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$3,656	$4,307
Interest rate swaps not designated as hedges	1,703	1,819
Interest rate caps	36	32
Other	18	4
	$5,413	$6,162

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

The following table shows a summary of these swaps and their terms at June 30, 2016:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$25,000	2.6200%	1-Month LIBOR	05/05/11	07/24/12	07/24/16
	25,000	2.6350%	1-Month LIBOR	05/05/11	07/30/12	07/30/16
	50,000	2.6590%	1-Month LIBOR	05/05/11	08/10/12	08/10/16
	100,000	2.6750%	1-Month LIBOR	05/05/11	08/16/12	08/16/16
	37,290	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$237,290

An accumulated unrealized loss of $3.7 million and $4.3 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2016 and December 31, 2015, respectively, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

At June 30, 2016 and December 31, 2015, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $1.7 million and $1.8 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At June 30, 2016 and December 31, 2015, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $1.7 million and $1.8 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at June 30, 2016:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$3,682	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,182

Interest Rate Swaps - Mirror Image Derivatives	$3,682	5.1300%	1-Month LIBOR	07/03/06	07/03/16
	12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$16,182

Options Tied to Standard & Poor’s 500 Stock Market Index

The Company has offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company uses option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company receives the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit are recorded in earnings. At June 30, 2016 and December 31, 2015, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $187 thousand (notional amount of $425 thousand) and $1.2 million (notional amount of $3.4 million), respectively, and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $181 thousand (notional amount of $411 thousand) and $1.1 million (notional amount of $3.2 million), respectively.

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of June 30, 2016 and December 31, 2015, the outstanding total notional amount of interest rate caps was $124.5 million and $109.8 million, respectively. At June 30, 2016 and December 31, 2015, the interest rate caps sold to clients represented a liability of $36 thousand and $32 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At June 30, 2016 and December 31, 2015, the interest rate caps purchased as mirror-images represented an asset of $36 thousand and $32 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2016 and December 31, 2015 consists of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Loans, excluding acquired loans	$16,545	$16,020
Investments	3,464	4,617
	$20,009	$20,637

Other assets at June 30, 2016 and December 31, 2015 consist of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	16,332	11,762
Other repossessed assets	3,866	6,226
Core deposit and customer relationship intangibles	6,999	7,838
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	42,255	42,786
	$76,812	$75,972

Prepaid expenses amounting to $16.3 million and $11.8 million at June 30, 2016 and December 31, 2015, respectively, include prepaid municipal, property and income taxes aggregating to $11.2 million and $7.0 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2016 and December 31, 2015 this core deposit intangible amounted to $4.8 million and $5.3 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At June 30, 2016 and December 31, 2015 this customer relationship intangible amounted to $2.2 million and $2.5 million, respectively.

Other repossessed assets totaled $3.9 million at June 30, 2016 and $6.2 million at December 31, 2015, include repossessed automobiles amounting to $3.7 million and $5.5 million, respectively, which are recorded at their net realizable value.

At June 30, 2016 and December 31, 2015, mortgage tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2016 and December 31, 2015 consists of the following:

	June 30,	December 31,
	2016	2015
	(In thousands)
Non-interest bearing demand deposits	$917,260	$762,009
Interest-bearing savings and demand deposits	2,165,907	2,208,180
Individual retirement accounts	269,189	268,799
Retail certificates of deposit	525,979	441,998
Institutional certificates of deposit	204,074	253,791
Total core deposits	4,082,409	3,934,777
Brokered deposits	561,645	782,974
Total deposits	$4,644,054	$4,717,751

Brokered deposits include $495.9 million in certificates of deposits and $65.7 million in money market accounts at June 30, 2016, and $711.4 million in certificates of deposits and $71.6 million in money market accounts at December 31, 2015.

The weighted average interest rate of the Company’s deposits was 0.63% and 0.57% at June 30, 2016 and December 31, 2015, respectively. Interest expense for the quarters and six-month periods ended June 30, 2016 and 2015 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Demand and savings deposits	$3,184	$3,100	$6,026	$6,482
Certificates of deposit	4,183	3,504	8,465	7,226
	$7,367	$6,604	$14,491	$13,708

At June 30, 2016 and December 31, 2015, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund, Inc., which amounted to $104.4 million and $103.7 million, respectively, with a weighted average rate of 0.77% for both periods, and were collateralized with investment securities with a fair value of $84.7 million and $81.6 million, respectively.

At June 30, 2016 and December 31, 2015, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $340.9 million and $376.8 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $9.2 million and $7.6 million at a weighted average rate of 0.55% and 0.49% at June 30, 2016 and December 31, 2015, respectively.

At June 30, 2016 and December 31, 2015, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $88.4 million and $99.0 million, respectively. These public funds were collateralized with commercial loans amounting to $410.9 million at June 30, 2016 and December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding equity indexed options in the amount of $181 thousand, which are used by the Company to manage its exposure to the S&P 500 Index, and also excluding accrued interest of $1.8 million and unamortized deposit discount in the amount of $150 thousand, the scheduled maturities of certificates of deposit at June 30, 2016 and December 31, 2015 are as follows:

	June 30, 2016	December 31, 2015
	(In thousands)
Within one year:
Three (3) months or less	$225,512	$474,051
Over 3 months through 1 year	518,304	501,551
	743,816	975,602
Over 1 through 2 years	513,092	454,906
Over 2 through 3 years	155,666	176,406
Over 3 through 4 years	36,059	32,396
Over 4 through 5 years	44,340	33,715
	$1,492,973	$1,673,025

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $569 thousand as of June 30, 2016 and $1.5 million as of December 31, 2015.

NOTE 10 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At June 30, 2016, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At June 30, 2016 and December 31, 2015, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $1.6 million and $2.2 million, respectively, were as follows:

	June 30,		December 31,
	2016		2015
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	$222,500	$231,586	$262,500	$283,483
Credit Suisse Securities (USA) LLC	402,000	437,103	670,000	737,887
Total	$624,500	$668,689	$932,500	$1,021,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $1.6 million, at June 30, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	$170,000	1.500%	12/6/2012	12/8/2016

2017	232,000	4.780%	3/2/2007	3/2/2017

2018	222,500	1.420%	12/10/2012	4/29/2018
	$624,500	2.690%

The Company's repurchase agreement in the original amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in February 2016 to terminate, before maturity, $268.0 million of this repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the unaudited statements of operations.  The remaining balance of this repurchase agreement was $232.0 million at June 30, 2016.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at June 30, 2016 and December 31, 2015. There was no cash collateral at June 30, 2016 and December 31, 2015.

	June 30, 2016
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Over 90 days	$624,500	2.69%	$646,889	$1,579	$20,221	$668,689

	December 31, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$30,000	0.70%	$31,961	$-	$-	$31,961
Over 90 days	902,500	3.18%	974,698	2,131	12,580	989,409
Total	$932,500	3.10%	$1,006,659	$2,131	$12,580	$1,021,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2016 and December 31, 2015, these advances were secured by mortgage and commercial loans amounting to $1.5 billion and $1.3 billion, respectively. Also, at June 30, 2016 and December 31, 2015, the Company had an additional borrowing capacity with the FHLB-NY of $895.0 million and $770.6 million, respectively. At June 30, 2016 and December 31, 2015, the weighted average remaining maturity of FHLB’s advances was 5.4 months and 6.3 months, respectively. The original terms of these advances ranges between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2016.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $336 thousand, at June 30, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	$50,000	0.56%	6/10/2016	7/11/2016
	100,000	0.59%	6/16/2016	7/18/2016
	25,000	0.60%	6/24/2016	7/25/2016
	25,000	0.57%	6/30/2016	7/29/2016
	37,290	0.63%	6/1/2016	7/1/2016
	237,290

2017	4,150	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,704	2.59%	7/19/2013	7/20/2020
	$306,144	0.95%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $103.0 million and $102.6 million at June 30, 2016 and December 31, 2015, respectively.

Under the requirements of Puerto Rico Banking Act, the Bank must establish a redemption fund for the subordinated capital notes, which will mature on September 29, 2016, by transferring from undivided profits pre-established amounts as follows:

Redemption fund
(In thousands)
Redemption fund at June 30, 2016	$67,000
$67,000

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other borrowings

Other borrowings, presented in the unaudited consolidated statements of financial condition amounted to $1.8 million and $1.7 million at June 30, 2016 and December 31, 2015, respectively, which mainly consists of unsecured fixed-rate borrowings.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at June 30, 2016 and December 31, 2015:

June 30, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,926	$-	$1,926	$2,009	$-	$(83)

December 31, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$3,025	$-	$3,025	$2,000	$-	$1,025

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$5,594	$-	$5,594	$-	$1,980	$3,614
Securities sold under agreements to repurchase	624,500	-	624,500	668,689	-	(44,189)
Total	$630,094	$-	$630,094	$668,689	$1,980	$(40,575)

December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$7,257	$-	$7,257	$-	$1,980	$5,277
Securities sold under agreements to repurchase	932,500	-	932,500	1,021,370	-	(88,870)
Total	$939,757	$-	$939,757	$1,021,370	$1,980	$(83,593)

NOTE 12 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters and six-month periods ended June 30, 2016 and  2015 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at the beginning of year	$31,134	$27,508	$31,475	$27,011
New loans and disbursements	1,596	6,457	1,799	10,312
Repayments	(2,034)	(647)	(2,578)	(4,005)
Balance at the end of period	$30,696	$33,318	$30,696	$33,318

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — INCOME TAXES

On May 26, 2016, Law 54 of 2016 was enacted to repeal the Value Added Tax (VAT) approved in 2015.  Although this law was vetoed by the Governor, the Puerto Rico's Senate and House of Representatives were able to override the veto.  As a result, the current Sales and Use Tax (SUT) remains in effect, with a rate of 11.5% on most transactions and a rate of 4% for business to business transactions and designated professional services.

At June 30, 2016 and December 31, 2015, the Company’s net deferred tax asset amounted to $143.0 million and $145.9 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2016 and December 31, 2015. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At June 30, 2016 and December 31, 2015, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $126 thousand and $141 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarter ended June 30, 2016 and 2015, $8 thousand and $12 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision. During the six-month period ended June 30, 2016 and 2015, $16 thousand and $22 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits was $2.3 million at June 30, 2016 and $2.2 million at December 31, 2015. The Company had accrued $81 thousand at June 30, 2016 and $175 thousand at December 31, 2015 for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended June 30, 2016 and 2015 was $5.9 million and $769 thousand, respectively. Income tax expense for the six-month periods ended June 30, 2016 and 2015 was $11.5 million and $1.7 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — REGULATORY CAPITAL REQUIREMENTS

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

As of June 30, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2016 and December 31, 2015, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At June 30, 2016 the Company and the Bank met the capital buffer requirement.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2016 and December 31, 2015 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of June 30, 2016
Total capital to risk-weighted assets	$849,147	18.00%	$377,323	8.00%	$471,653	10.00%
Tier 1 capital to risk-weighted assets	$788,349	16.71%	$282,992	6.00%	$377,323	8.00%
Common equity tier 1 capital to risk-weighted assets	$596,080	12.64%	$212,244	4.50%	$306,575	6.50%
Tier 1 capital to average total assets	$788,349	11.92%	$264,633	4.00%	$330,791	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$846,748	17.29%	$391,723	8.00%	$489,654	10.00%
Tier 1 capital to risk-weighted assets	$782,912	15.99%	$293,792	6.00%	$391,723	8.00%
Common equity tier 1 capital to risk-weighted assets	$594,482	12.14%	$220,344	4.50%	$318,275	6.50%
Tier 1 capital to average total assets	$782,912	11.18%	$280,009	4.00%	$350,011	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2016
Total capital to risk-weighted assets	$830,002	17.62%	$376,874	8.00%	$471,093	10.00%
Tier 1 capital to risk-weighted assets	$769,424	16.33%	$282,656	6.00%	$376,874	8.00%
Common equity tier 1 capital to risk-weighted assets	$769,424	16.33%	$211,992	4.50%	$306,210	6.50%
Tier 1 capital to average total assets	$769,424	11.68%	$263,464	4.00%	$329,330	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$815,458	16.70%	$390,688	8.00%	$488,360	10.00%
Tier 1 capital to risk-weighted assets	$751,886	15.40%	$293,016	6.00%	$390,688	8.00%
Common equity tier 1 capital to risk-weighted assets	$751,886	15.40%	$219,762	4.50%	$317,434	6.50%
Tier 1 capital to average total assets	$751,886	10.80%	$278,399	4.00%	$347,999	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of June 30, 2016 and December 31, 2015 accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At June 30, 2016 and December 31, 2015,  the Bank’s legal surplus amounted to $73.3 million and $70.4 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the six-month period ended June 30, 2016. During the six-month period ended June 30, 2015, the Company purchased 303,985 shares under this program for a total of $4.2 million at an average price of $13.90 per share.

The number of shares that may yet be purchased under the $70 million program is estimated at 931,428 and was calculated by dividing the remaining balance of $7.7 million by $8.30 (closing price of the Company common stock at June 30, 2016). The Company did not purchase any shares of its common stock during the six-month period ended June 30, 2016 and 2015, other than through its publicly announced stock purchase program.

The activity in connection with common shares held in treasury by the Company for the six-month periods ended June 30, 2016 and 2015 is set forth below:

	Six-Month Period Ended June 30
	2016		2015
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,757,960	$105,379	8,012,254	$97,070
Common shares used upon lapse of restricted stock units	(45,810)	(505)	(58,279)	(640)
Common shares repurchased as part of the stock repurchase program	-	-	303,985	4,238
End of period	8,712,150	$104,874	8,257,960	$100,668

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of June 30, 2016 and December 31, 2015 consisted of:

	June 30,	December 31,
	2016	2015
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$19,004	$22,044
Unrealized gain on securities available-for-sale which are other-than-temporarily impaired	-	(3,196)
Income tax effect of unrealized gain on securities available-for-sale	(919)	(1,924)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired, net of tax	18,085	16,924
Unrealized loss on cash flow hedges	(3,655)	(4,307)
Income tax effect of unrealized loss on cash flow hedges	1,375	1,380
Net unrealized loss on cash flow hedges	(2,280)	(2,927)
Accumulated other comprehensive income, net of taxes	$15,805	$13,997

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30,
	2016			2015
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$15,089	$(2,805)	$12,284	$30,214	$(5,890)	$24,324
Other comprehensive income (loss) before reclassifications	3,060	(949)	2,111	(11,523)	(180)	(11,703)
Amounts reclassified out of accumulated other comprehensive (loss) income	(64)	1,474	1,410	141	1,539	1,680
Other comprehensive income (loss)	2,996	525	3,521	(11,382)	1,359	(10,023)
Ending balance	$18,085	$(2,280)	$15,805	$18,832	$(4,531)	$14,301

	Six-Month Period Ended June 30,
	2016			2015
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$16,924	$(2,927)	$13,997	$25,764	$(6,053)	$19,711
Other comprehensive (loss) before reclassifications	(1,266)	(2,406)	(3,672)	(7,212)	(1,549)	(8,761)
Amounts reclassified out of accumulated other comprehensive income (loss)	2,427	3,053	5,480	280	3,071	3,351
Other comprehensive income (loss)	1,161	647	1,808	(6,932)	1,522	(5,410)
Ending balance	$18,085	$(2,280)	$15,805	$18,832	$(4,531)	$14,301

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2016 and 2015:

	Amount reclassified out of accumulated
	other comprehensive income		Affected Line Item in
	Quarter Ended June 30,		Consolidated Statement
	2016	2015	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,354	$1,614	Net interest expense
Tax effect from increase in capital gains tax rate	120	(75)	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	8	12	Income tax expense
Tax effect from increase in capital gains tax rate	(72)	129	Income tax expense
	$1,410	$1,680

	Amount reclassified out of accumulated
	other comprehensive income		Affected Line Item in
	Six-Month Period Ended June 30,		Consolidated Statement
	2016	2015	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$2,804	$3,220	Net interest expense
Tax effect from increase in capital gains tax rate	249	(149)	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	16	22	Income tax expense
Other-than-temporary impairment losses on available for sale securities realized during the period	2,557	-
Tax effect from increase in capital gains tax rate	(146)	258	Income tax expense
	$5,480	$3,351

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – EARNINGS (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per common share for the quarters and six-month periods ended June 30, 2016 and 2015 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss)	$14,339	$(3,109)	$28,510	$(6,097)
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,629)	(1,628)	(3,256)	(3,256)
Convertible preferred stock (Series C)	(1,837)	(1,838)	(3,675)	(3,675)
Income (loss) available to common shareholders	$10,873	$(6,575)	$21,579	$(13,028)
Effect of assumed conversion of the convertible preferred stock	1,837	1,838	3,675	3,675
Income (loss) available to common shareholders assuming conversion	$12,710	$(4,737)	$25,254	$(9,353)

Weighted average common shares and share equivalents:
Average common shares outstanding	43,914	44,505	43,906	44,569
Effect of dilutive securities:
Average potential common shares-options	43	110	37	148
Average potential common shares-assuming conversion of convertible preferred stock	7,138	7,159	7,138	7,159
Total weighted average common shares outstanding and equivalents	51,095	51,774	51,081	51,876
Earnings (loss) per common share - basic	$0.25	$(0.15)	$0.49	$(0.29)
Earnings (loss) per common share - diluted	$0.25	$(0.15)	$0.49	$(0.29)

In computing diluted earnings (loss) per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at June 30, 2016, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings (loss) per common share, the dividends declared during the quarters ended June 30, 2016 and 2015 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended June 30, 2016 and 2015, weighted-average stock options with an anti-dilutive effect on earnings (loss) per share not included in the calculation amounted to 957,743 and 566,025, respectively   For the six-month periods ended June 30, 2016 and 2015, weighted-average stock options with an anti-dilutive effect on earnings (loss) per share not included in the calculation amounted to $957,783 and $457,467, respectively.

NOTE 18 – GUARANTEES

At June 30, 2016, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $2.3 million (December 31, 2015 - $14.7 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2016 and December 31, 2015, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $21.1 million and $22.4 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2016 and 2015.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at beginning of period	$181	$487	$439	$927
Net (charge-offs/terminations) recoveries	(19)	(198)	(277)	(638)
Balance at end of period	$162	$289	$162	$289

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and six-month period ended June 30, 2016, the Company repurchased approximately $83 thousand and $288 thousand, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  During the quarter and six-month period ended June 30, 2015, the Company repurchased approximately $1.2 million and $3.4 million, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2016, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $162 thousand (December 31, 2015– $439 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities that are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter and six-month period ended June 30, 2016, the Company repurchased $817 thousand and $2.3 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provisions referred to above. During the quarter and six-month period ended June 30, 2015, the Company repurchased $2.7 million and $11.7 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provisions referred to above.

During the quarter and six-month period ended June 30, 2016, the Company recognized $92 thousand and $111 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $329 thousand and $830 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter and six-month period ended June 30, 2015, the Company recognized $476 thousand and $583 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $742 thousand and $1.5 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2016, the Company serviced $726.6 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2016, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $339 thousand (December 31, 2015 - $301 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 19— COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit	$461,054	$456,720
Commercial letters of credit	1,556	1,508

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

At June 30, 2016 and December 31, 2015, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at both June 30, 2016 and December 31, 2015.

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

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2016 and December 31, 2015, is as follows:

	June 30,	December 31,
	2016	2015
	(In thousands)
Standby letters of credit and financial guarantees	$4,756	$14,656
Loans sold with recourse	21,064	22,374

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2016 and 2015, amounted to $2.3 million for both periods.  For the six-month periods ended June 30, 2016 and 2015, rent expense amounted to $4.4 million and $4.7 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at June 30, 2016 exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2016	$4,732
2017	6,850
2018	6,428
2019	6,387
2020	5,660
Thereafter	12,500
$42,557

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

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation (“IDC”), an independent, well-recognized pricing company. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At June 30, 2016 and December 31, 2015, the Company did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$664,302	$-	$664,302
Trading securities	-	348	-	348
Money market investments	5,740	-	-	5,740
Derivative assets	-	1,739	187	1,926
Servicing assets	-	-	7,932	7,932
Derivative liabilities	-	(5,413)	(181)	(5,594)
	$5,740	$660,976	$7,938	$674,654
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$219,393	$219,393
Foreclosed real estate	-	-	51,220	51,220
Other repossessed assets	-	-	3,866	3,866
	$-	$-	$274,479	$274,479

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$974,609	$-	$974,609
Trading securities	-	288	-	288
Money market investments	4,699	-	-	4,699
Derivative assets	-	1,855	1,170	3,025
Servicing assets	-	-	7,455	7,455
Derivative liabilities	-	(6,162)	(1,095)	(7,257)
	$4,699	$970,590	$7,530	$982,819
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$235,767	$235,767
Foreclosed real estate	-	-	58,176	58,176
Other repossessed assets	-	-	6,226	6,226
	$-	$-	$300,169	$300,169

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2016 and  2015:

	Quarter Ended June 30, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$772	$7,819	$(746)	$7,845
Gains (losses) included in earnings	(585)	-	557	(28)
New instruments acquired	-	717	-	717
Principal repayments	-	(121)	-	(121)
Amortization	-	-	8	8
Changes in fair value of servicing assets	-	(483)	-	(483)
Balance at end of period	$187	$7,932	$(181)	$7,938

	Six-Month Period Ended June 30, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	(984)	-	886	(98)
New instruments acquired	-	1,275	-	1,275
Principal repayments	-	(225)	-	(225)
Amortization	-	-	28	28
Changes in fair value of servicing assets	-	(573)	-	(573)
Balance at end of period	$187	$7,932	$(181)	$7,938

	Quarter Ended June 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$3,734	$12,164	$(3,617)	$12,281
(Losses) included in earnings	(1,596)	-	1,517	(79)
Sale of mortgage servicing rights held-for-sale	-	(6,985)	-	(6,985)
Changes due to payments on loans	-	(313)	-	(313)
New instruments acquired	-	1,529	-	1,529
Changes in fair value related to price of MSRs held for sale	-	(835)	-	(835)
Amortization	-	-	56	56
Changes in fair value of servicing assets	-	231	-	231
Balance at end of period	$2,138	$5,791	$(2,044)	$5,885

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
(Losses) gains included in earnings	(3,417)	-	3,299	(118)
Sale of mortgage servicing rights held-for-sale	-	(6,985)	-	(6,985)
Changes due to payments on loans	-	(732)	-	(732)
New instruments acquired	-	2,060	-	2,060
Amortization	-	-	134	134
Changes in fair value related to price of MSRs held for sale	-	(2,716)	-	(2,716)
Changes in fair value of servicing assets	-	172	-	172
Balance at end of period	$2,138	$5,791	$(2,044)	$5,885

During the quarters and six-month periods ended June 30, 2016 and 2015, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into or out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2016:

	June 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Derivative assets (S&P Purchased Options)	$187	Option pricing model	Implied option volatility	41.87%
			Counterparty credit risk (based on 5-year credit default swap ("CDS") spread)	79.96%-89.03%
Servicing assets	$7,932	Cash flow valuation	Constant prepayment rate	4.41% - 11.40%
			Discount rate	10.00% - 12.00%
Derivative liability (S&P Embedded Options)	$(181)	Option pricing model	Implied option volatility	41.87%
			Counterparty credit risk (based on 5-year CDS spread)	79.96%-89.03%
Collateral dependant impaired loans	$28,558	Fair value of property or collateral	Appraised value less disposition costs	29.20% - 43.20%

Puerto Rico Electric Power Authority line of credit, net	$183,020	Cash flow valuation	Discount rate	7.25%

Other non-collateral dependant impaired loans	$7,814	Cash flow valuation	Discount rate	4.25%-10.50%

Foreclosed real estate	$51,220	Fair value of property or collateral	Appraised value less disposition costs	29.20% - 43.20%

Other repossessed assets	$3,866	Fair value of property or collateral	Appraised value less disposition costs	29.20% - 43.20%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at June 30, 2016 and December 31, 2015 is as follows:

	June 30,		December 31,
	2016		2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$517,048	$517,048	$536,709	$536,709
Restricted cash	3,030	3,030	3,349	3,349
Level 2
Financial Assets:
Trading securities	348	348	288	288
Investment securities available-for-sale	664,302	664,302	974,609	974,609
Investment securities held-to-maturity	643,530	635,399	614,679	620,189
Federal Home Loan Bank (FHLB) stock	19,838	19,838	20,783	20,783
Other investments	3	3	3	3
Derivative assets	1,739	1,739	1,855	1,855
Financial Liabilities:
Derivative liabilities	5,413	5,413	6,162	6,162
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	4,163,769	4,373,617	4,101,219	4,434,213
Derivative assets	187	187	1,170	1,170
FDIC indemnification asset	11,064	18,426	17,786	22,599
Accrued interest receivable	20,009	20,009	20,637	20,637
Servicing assets	7,932	7,932	7,455	7,455
Accounts receivable and other assets	42,243	42,243	42,786	42,786
Financial Liabilities:
Deposits	4,633,864	4,643,873	4,705,878	4,715,764
Securities sold under agreements to repurchase	630,933	626,109	955,859	934,691
Advances from FHLB	308,583	306,480	335,812	332,476
Other borrowings	2,599	1,753	2,593	1,734
Subordinated capital notes	98,944	102,983	94,940	102,633
Accrued expenses and other liabilities	88,930	88,930	92,935	92,935
Derivative liabilities embedded in deposits	181	181	1,095	1,095

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2016 and December 31, 2015:

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

NOTE 21 – BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2016 and 2015:

	Quarter Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$79,675	$16	$8,217	$87,908	$-	$87,908
Interest expense	(7,300)	-	(7,296)	(14,596)	-	(14,596)
Net interest income	72,375	16	921	73,312	-	73,312
Provision for loan and lease losses	(14,445)	-	-	(14,445)	-	(14,445)
Non-interest income	8,214	6,910	31	15,155	-	15,155
Non-interest expenses	(47,098)	(4,908)	(1,820)	(53,826)	-	(53,825)
Intersegment revenue	389	-	49	438	(438)	-
Intersegment expenses	(49)	(286)	(103)	(438)	438	-
Income before income taxes	$19,386	$1,732	$(922)	$20,196	$-	$20,197
Total assets	$5,829,987	$19,054	$1,800,838	$7,649,879	$(937,283)	$6,712,596

	Quarter Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$90,504	$24	$8,885	$99,413	$-	$99,413
Interest expense	(7,110)	-	(10,011)	(17,121)	-	(17,121)
Net interest income	83,394	24	(1,126)	82,292	-	82,292
Provision for loan and lease losses	(15,539)	-	-	(15,539)	-	(15,539)
Non-interest (loss) income	(11,713)	6,893	164	(4,656)	-	(4,656)
Non-interest expenses	(56,844)	(6,733)	(860)	(64,437)	-	(64,437)
Intersegment revenue	163	-	61	224	(224)	-
Intersegment expenses	(61)	(87)	(76)	(224)	224	-
(Loss) income before income taxes	$(600)	$97	$(1,837)	$(2,340)	$-	$(2,340)
Total assets	$6,153,663	$21,157	$2,136,293	$8,311,113	$(912,788)	$7,398,325

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$160,827	$34	$18,353	$179,214	$-	$179,214
Interest expense	(14,107)	-	(16,820)	(30,927)	-	(30,927)
Net interest income	146,720	34	1,533	148,287	-	148,287
Provision for loan and lease losses	(28,234)	-	-	(28,234)	-	(28,234)
Non-interest income (loss)	16,009	12,930	(281)	28,658	-	28,658
Non-interest expenses	(97,786)	(7,853)	(3,043)	(108,682)	-	(108,682)
Intersegment revenue	787	-	149	936	(936)	-
Intersegment expenses	(149)	(577)	(210)	(936)	936	-
Income (loss) before income taxes	$37,347	$4,534	$(1,852)	$40,029	$-	$40,029

	Six-Month Period Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$187,986	$47	$18,381	$206,414	$-	$206,414
Interest expense	(14,564)	-	(19,923)	(34,487)	-	(34,487)
Net interest income	173,422	47	(1,542)	171,927	-	171,927
Provision for loan and lease losses	(57,732)	-	-	(57,732)	-	(57,732)
Non-interest income (loss)	(13,962)	13,903	2,284	2,225	-	2,225
Non-interest expenses	(106,156)	(11,524)	(3,089)	(120,769)	-	(120,769)
Intersegment revenue	707	-	160	866	(866)	-
Intersegment expenses	(159)	(518)	(189)	(866)	866	-
(Loss) income before income taxes	$(3,880)	$1,908	$(2,376)	$(4,349)	$-	$(4,349)

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. Effective June 30, 2016, pursuant to supervisory direction, the Company changed the purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy implementation is performed prospectively due to the immaterial impact for retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discount expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-recognition of loans recorded investment balance and associated allowance for loans that had exited the pools, with no impact to provision for loan and lease losses. Other than this change, there have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2015 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2016	2015	%	2016	2015	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$87,908	$99,413	-11.6%	$179,214	$206,414	-13.2%
Interest expense	14,596	17,121	-14.7%	30,927	34,487	-10.3%
Net interest income	73,312	82,292	-10.9%	148,287	171,927	-13.8%
Provision for loan and lease losses	14,445	15,539	-7.0%	28,234	57,732	-51.1%
Net interest income after provision for loan and lease losses	58,867	66,753	-11.8%	120,053	114,195	5.1%
Non-interest income (loss)	15,155	(4,656)	425.5%	28,658	2,225	1188.0%
Non-interest expenses	53,825	64,437	-16.5%	108,682	120,769	-10.0%
Income (loss) before taxes	20,197	(2,340)	963.1%	40,029	(4,349)	1020.4%
Income tax expense	5,858	769	661.8%	11,519	1,748	559.0%
Net income (loss)	14,339	(3,109)	561.2%	28,510	(6,097)	567.6%
Less: dividends on preferred stock	(3,466)	(3,466)	0.0%	(6,931)	(6,931)	0.0%
Income (loss) available to common shareholders	$10,873	$(6,575)	265.4%	$21,579	$(13,028)	265.6%
PER SHARE DATA:
Basic	$0.25	$(0.15)	267.6%	$0.49	$(0.29)	268.1%
Diluted	$0.25	$(0.15)	267.6%	$0.49	$(0.29)	268.1%
Average common shares outstanding	43,914	44,505	-1.3%	43,906	44,569	-1.5%
Average common shares outstanding and equivalents	51,095	51,774	-1.3%	51,081	51,876	-1.5%
Cash dividends declared per common share	$0.06	$0.10	-40.3%	$0.12	$0.20	-40.3%
Cash dividends declared on common shares	$2,639	$4,457	-40.8%	$5,272	$8,920	-40.9%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.85%	-0.17%	598.7%	0.83%	-0.17%	588.2%
Return on average tangible common equity	6.70%	-3.93%	270.4%	6.69%	-3.84%	274.1%
Return on average common equity (ROE)	5.86%	-3.44%	270.2%	5.85%	-3.37%	273.5%
Equity-to-assets ratio	13.64%	12.32%	10.7%	13.64%	12.32%	10.7%
Efficiency ratio	58.76%	63.39%	-7.3%	59.16%	57.37%	3.1%
Interest rate spread	4.55%	4.68%	-2.8%	4.60%	4.91%	-6.3%
Interest rate margin	4.65%	4.92%	-5.5%	4.68%	5.14%	-8.9%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2016	2015	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,319,890	$1,615,872	-18.3%
Loans and leases , net	4,373,617	4,434,213	-1.4%
Total investments and loans	$5,693,507	$6,050,085	-5.9%
Deposits and borrowings
Deposits	$4,644,054	$4,717,751	-1.6%
Securities sold under agreements to repurchase	626,109	934,691	-33.0%
Other borrowings	411,216	436,843	-5.9%
Total deposits and borrowings	$5,681,379	$6,089,285	-6.7%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	540,705	540,512	0.0%
Legal surplus	73,265	70,435	4.0%
Retained earnings	162,363	148,886	9.1%
Treasury stock, at cost	(104,874)	(105,379)	0.5%
Accumulated other comprehensive income	15,805	13,997	12.9%
Total stockholders' equity	$915,890	$897,077	2.1%
Per share data
Book value per common share	$17.08	$16.67	2.5%
Tangible book value per common share	$14.96	$14.53	3.0%
Market price at end of period	$8.30	$7.32	13.4%
Capital ratios
Leverage capital	11.92%	11.18%	6.6%
Common equity Tier 1 capital	12.64%	12.14%	4.1%
Tier 1 risk-based capital	16.71%	15.99%	4.5%
Total risk-based capital	18.00%	17.29%	4.1%
Financial assets managed
Trust assets managed	$2,779,612	$2,691,423	3.3%
Broker-dealer assets gathered	$2,387,445	$2,374,709	0.5%

FINANCIAL HIGHLIGHTS OF THE SECOND QUARTER OF 2016

•      Net income available to shareholders was in line with the preceding quarter and surpassed the year ago quarter. The Company generated $10.9 million, or $0.25 per share fully diluted, compared to $10.7 million, or $0.24, in the preceding quarter. In the year ago quarter, the Company reported a net loss of $6.6 million, or ($0.15) per share, primarily due to non-recurring charges.

•      Oriental Bank’s overall performance continued strong. New loan generation at $237.8 million grew 5.1% from the preceding quarter, with increased activity in auto, mortgage, and consumer loans. Banking and wealth management fee revenues increased 6.8% from the preceding quarter.

•      Credit quality continued its positive trajectory. Net charge-offs (excluding acquired loans) declined to 1.21% from 1.30% in the first quarter. Early and total delinquency rates dropped from the previous and year-ago quarters. Non-performing loan rates fell to the lowest level in the last five quarters.

•      Costs remained under control. The efficiency ratio improved to 58.76%, the best level in the last five quarters.

•      Total Puerto Rico government related exposure continued to decline. Balances fell approximately 1.0%, to $405.3 million during the second quarter. In addition, Puerto Rico Electric Power Authority (PREPA) continued to make significant progress toward final implementation of its Restructuring Support Agreement by the end of 2016.

•      Net Interest Margin (NIM) remained relatively level, at 4.65% compared to 4.92% in the year-ago quarter.

•      Capital continued to build. Tangible book value per common share increased to $14.96 from $14.53. Tangible common equity (TCE) ratio increased to 9.92% from 9.10% in December 31, 2015.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2016 and 2015:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2016 AND 2015
	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$7,621	$8,587	2.33%	2.33%	$1,311,468	$1,476,867
Interest bearing cash and money market investments	612	322	0.48%	0.27%	512,916	483,507
Total investments	8,233	8,909	1.81%	1.84%	1,824,384	1,960,374
Non-acquired loans
Mortgage	9,851	9,698	5.31%	4.97%	743,516	782,753
Commercial	15,824	14,375	4.43%	4.32%	1,433,944	1,333,276
Consumer	6,548	4,953	10.68%	10.32%	246,003	192,572
Auto and leasing	16,885	15,213	9.59%	9.86%	706,107	618,746
Total non-acquired loans	49,108	44,239	6.29%	6.06%	3,129,570	2,927,347
Acquired loans:
Acquired BBVAPR
Mortgage	8,294	8,813	5.52%	5.57%	602,184	634,794
Commercial	6,572	11,770	7.69%	9.49%	342,752	497,422
Consumer	3,173	3,445	18.19%	16.91%	69,949	81,713
Auto	5,605	9,479	10.44%	10.23%	215,321	371,494
Total acquired BBVAPR loans	23,644	33,507	7.71%	8.48%	1,230,206	1,585,423
Acquired Eurobank	6,923	12,758	19.29%	21.74%	144,001	235,375
Total loans	79,675	90,504	7.10%	7.65%	4,503,777	4,748,145
Total interest earning assets	87,908	99,413	5.57%	5.94%	6,328,161	6,708,519
Interest-bearing liabilities:
Deposits:
NOW Accounts	$1,518	$1,073	0.51%	0.38%	$1,195,895	$1,144,931
Savings and money market	1,308	1,662	0.48%	0.51%	1,103,808	1,300,001
Individual retirement accounts	464	600	0.69%	0.85%	269,417	283,587
Retail certificates of deposits	1,474	1,326	1.26%	1.31%	468,750	405,302
Total core deposits	4,764	4,661	0.63%	0.60%	3,037,870	3,133,821
Institutional deposits	620	698	1.02%	1.00%	243,592	280,930
Brokered deposits	1,816	1,085	1.19%	0.76%	612,137	571,950
Total wholesale deposits	2,436	1,783	1.14%	0.84%	855,729	852,880
	7,200	6,444	0.74%	0.65%	3,893,599	3,986,701
Non-interest bearing deposits	-	-	0.00%	0.00%	810,177	$773,479
Deposits fair value premium amortization	(91)	(132)	0.00%	0.00%	-	-
Core deposit intangible amortization	258	292	0.00%	0.00%	-	-
Total deposits	7,367	6,604	0.63%	0.56%	4,703,776	4,760,180
Borrowings:
Securities sold under agreements to repurchase	4,258	7,394	2.72%	2.91%	627,693	1,020,077
Advances from FHLB and other borrowings	2,098	2,248	2.65%	2.62%	317,191	344,088
Subordinated capital notes	873	875	3.40%	3.44%	102,869	101,938
Total borrowings	7,229	10,517	2.77%	2.88%	1,047,753	1,466,103
Total interest bearing liabilities	14,596	17,121	1.02%	1.10%	5,751,529	6,226,283
Net interest income / spread	$73,312	$82,292	4.55%	4.84%
Interest rate margin			4.65%	4.92%
Excess of average interest-earning assets over average interest-bearing liabilities					$576,632	$482,236
Average interest-earning assets to average interest-bearing liabilities ratio					110.03%	107.75%

B - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(618)	$(58)	$(676)
Loans	(9,404)	(1,424)	(10,828)
Total interest income	(10,022)	(1,482)	(11,504)
Interest Expense:
Deposits	(78)	840	762
Repurchase agreements	(2,844)	(292)	(3,136)
Other borrowings	(182)	30	(152)
Total interest expense	(3,104)	578	(2,526)
Net Interest Income	$(6,918)	$(2,060)	$(8,978)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
C - TAX EQUIVALENT SPREAD
(GAAP to Non-GAAP)
Interest-earning assets (GAAP)	$87,908	$99,413	5.57%	5.94%	$6,328,161	$6,708,519
Tax equivalent adjustment	1,422	3,811	0.09%	0.23%	-	-
Interest-earning assets - tax equivalent	89,330	103,224	5.66%	6.18%	6,328,161	6,708,519
Interest-bearing liabilities (GAAP)	14,596	17,121	1.02%	1.10%	5,751,529	6,226,283
Tax equivalent net interest income / spread	74,734	86,103	4.64%	5.08%	576,632	482,236
Tax equivalent interest rate margin			4.74%	5.15%

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015
	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$17,129	$17,782	2.49%	2.54%	$1,380,798	$1,411,107
Interest bearing cash and money market investments	1,258	645	0.50%	0.25%	507,817	523,649
Total investments	18,387	18,427	1.95%	1.92%	1,888,615	1,934,756
Non-acquired loans
Mortgage	19,456	19,908	5.20%	5.11%	749,904	785,029
Commercial	31,238	31,329	4.38%	4.85%	1,429,638	1,301,367
Consumer	12,734	9,538	10.63%	10.28%	240,251	187,049
Auto and leasing	33,595	29,747	9.69%	9.89%	695,071	606,819
Total non-acquired loans	97,023	90,522	6.25%	6.34%	3,114,864	2,880,264
Acquired loans:
Acquired BBVAPR
Mortgage	16,601	17,800	5.57%	5.59%	597,212	642,063
Commercial	14,268	26,342	8.73%	10.34%	327,810	513,950
Consumer	6,276	6,634	18.20%	15.64%	69,164	85,541
Auto	12,175	18,426	11.52%	8.65%	211,986	429,619
Total acquired BBVAPR loans	49,320	69,202	8.20%	8.35%	1,206,172	1,671,173
Acquired Eurobank	14,484	28,263	20.37%	22.35%	142,578	255,053
Total loans	160,827	187,987	7.23%	7.89%	4,463,613	4,806,490
Total interest earning assets	179,214	206,414	5.66%	6.17%	6,352,228	6,741,246
Interest-bearing liabilities:
Deposits:
NOW Accounts	2,600	2,354	0.44%	0.39%	1,173,975	1,202,621
Savings and money market	2,706	3,396	0.49%	0.52%	1,109,680	1,307,141
Individual retirement accounts	966	1,371	0.72%	0.95%	268,238	289,877
Retail certificates of deposits	2,813	2,733	1.27%	1.32%	443,371	416,608
Total core deposits	9,085	9,854	0.61%	0.61%	2,995,264	3,216,247
Institutional deposits	1,274	1,497	1.00%	1.11%	256,699	272,991
Brokered deposits	3,804	2,251	1.13%	0.77%	673,231	586,986
Total wholesale deposits	5,078	3,748	1.10%	0.87%	929,930	859,977
	14,163	13,602	0.72%	0.67%	3,925,194	4,076,224
Non-interest bearing deposits	-	-	0.00%	0.00%	792,564	762,122
Deposits fair value premium amortization	(189)	(479)	0.00%	0.00%	-	-
Core deposit intangible amortization	517	585	0.00%	0.00%	-	-
Total deposits	14,491	13,708	0.62%	0.57%	4,717,758	4,838,346
Borrowings:
Securities sold under agreements to repurchase	10,358	14,558	2.91%	3.00%	713,653	979,950
Advances from FHLB and other borrowings	4,337	4,483	2.66%	2.65%	327,278	340,709
Subordinated capital notes	1,741	1,738	3.40%	3.44%	102,782	101,808
Total borrowings	16,436	20,779	2.88%	2.95%	1,143,713	1,422,467
Total interest bearing liabilities	30,927	34,487	1.06%	1.11%	5,861,471	6,260,813
Net interest income / spread	$148,287	$171,927	4.60%	5.06%
Interest rate margin			4.68%	5.14%
Excess of average interest-earning assets over average interest-bearing liabilities					$490,758	$480,434
Average interest-earning assets to average interest-bearing liabilities ratio					108.37%	107.67%

B - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(439)	$399	$(40)
Loans	(20,548)	(6,610)	(27,158)
Total interest income	(20,987)	(6,211)	(27,198)
Interest Expense:
Deposits	(342)	1,125	783
Repurchase agreements	(3,956)	(246)	(4,202)
Other borrowings	(175)	35	(140)
Total interest expense	(4,473)	914	(3,559)
Net Interest Income	$(16,514)	$(7,125)	$(23,639)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
C - TAX EQUIVALENT SPREAD
(Non-GAAP to GAAP)
Interest-earning assets (GAAP)	$179,214	$206,414	5.66%	6.17%	$6,352,229	$6,741,247
Tax equivalent adjustment	2,588	20,756	0.08%	0.62%	-	-
Interest-earning assets - tax equivalent	181,802	227,170	5.74%	6.80%	6,352,229	6,741,247
Interest-bearing liabilities (GAAP)	30,927	34,487	1.06%	1.11%	5,861,471	6,260,813
Tax equivalent net interest income / spread	150,875	192,683	4.68%	5.69%	490,758	480,434
Tax equivalent interest rate margin			4.76%	5.76%

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

Comparison of quarters ended June 30, 2016 and 2015

Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended June 30, 2016 and 2015.

Net interest income of $73.3 million decreased 10.9% compared with $82.3 million reported in the second quarter of 2015, primarily reflecting a decrease of 12.0% in interest income from loans.

Interest rate spread decreased 29 basis points from 4.84% to 4.55%. This decrease is mainly due to the net effect of a 37 basis points decrease in the average yield of interest-earning assets from 5.94% to 5.57%.

Interest income decreased to $87.9 million from $99.4 million in the second quarter of 2016. Such decrease reflects decreases of $10.0 million and $1.5 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from investments decreased 7.6% to $8.2 million, reflecting decreases in volume and interest rate of $618 thousand and $58 thousand, respectively. Interest income from loans decreased 12.0% to $79.7 million, reflecting a decrease in volume and interest rate of $9.4 million and $1.4 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities.

Originated loans interest income increased 11.0% to $49.1 million as average balances grew 6.9% and yields increased 23 basis points to 6.29%. Acquired BBVAPR loans interest income declined 29.4% to $23.7 million as average balances declined 22.4% and yields decreased 76 basis points to 7.71%. Acquired Eurobank loans interest income fell 45.9% to $6.9 million as average balances declined 38.8% and yields decreased 253 basis points to 19.29%.

The average balance of total interest-earning assets was $6.328 billion, a decrease of 5.7% from the same period in 2015. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 5.1% in average loans, and a decrease of 6.9% in average investments. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount), the de-risking of the government exposures, and to the repayment and maturities of acquired loans.

Interest expense decreased 14.8% to $14.6 million, primarily because of a $3.1 million decrease in the volume of interest-bearing liabilities, partially offset by an increase of $578 thousand in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements volume of $2.8 million. The decrease in repurchase agreement volume reflects a partial unwinding of repurchase agreements during the first quarter of 2016 amounting to $268.0 million, which carried a cost of 4.78%. The cost of deposits before fair value amortization and core deposit intangible amortization increased 9 basis points to 0.74% for the second quarter of 2016, compared to 0.65% for the second quarter of 2015. The cost of borrowings decreased 11 basis points to 2.77% from 2.88%.

Comparison of six-month periods ended June 30, 2016 and 2015

Table 1 above also shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the six-month periods ended June 30, 2016 and 2015. Net interest income of $148.3 million decreased 13.8% compared with $171.9 million reported during the same period in 2015, reflecting a decrease of 14.4% in interest income from loans.

Interest rate spread decreased 46 basis points from 5.06% to 4.60%. This decrease is mainly due to the net effect of a 51 basis point decrease in the average yield of interest-earning assets from 6.17% to 5.66%.

Interest income decreased to $179.2 million from $206.4 million in the same period in 2015. Such decrease reflects decreases of $21.0 million and $6.2 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from loans decreased 14.4% to $160.8 million, reflecting a decrease in volume and interest rate of $20.5 million and $6.6 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities.

Originated loans interest income increased 7.2% to $97.0 million as average balances grew 8.1% and yields decreased 9 basis points to 6.25%. During the first quarter of 2015, the revolving line of credit to PREPA was classified as non-accrual. Starting with the second quarter of 2015, quarterly interest payments of $3.6 million have been applied to principal.

Acquired BBVAPR loans interest income declined 28.7% to $49.3 million as average balances declined 27.8% and yields decreased 15 basis points to 8.20%. Acquired Eurobank loans interest income fell 48.8% to $14.5 million as average balances declined 44.1% and yields decreased 201 basis points to 20.37%. Interest income from investments remained at $18.4 million, reflecting a decrease in volume of $439 thousand, partially offset by an increase of $399 thousand in interest rate.  The average balance of total interest-earning assets was $6.352 billion, a decrease of 5.8% from the same period in 2015. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 5.1% in average loans. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount).

Interest expense decreased 10.3% to $30.9 million, primarily because of a $4.5 million decrease in the volume of interest-bearing liabilities and an increase of $914 thousand in deposit interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements volume of $4.0 million and a decrease in deposit volume of $342 thousand which was offset by an increase in deposit interest rate of $1.1 million. The decrease in repurchase agreement volume reflects a partial unwinding of repurchase agreements during the first quarter of 2016 amounting to $268.0 million, which carried a cost of 4.78%. The cost of deposits before fair value amortization and core deposit intangible amortization slightly increased 5 basis point to 0.72%, compared to 0.67% for the same period in 2015. The cost of borrowings decreased 7 basis points to 2.88% from 2.95%.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in thousands)
Banking service revenue	$10,219	$10,212	0.1%	$20,337	$20,417	-0.4%
Wealth management revenue	7,041	7,285	-3.3%	13,193	14,440	-8.6%
Mortgage banking activities	1,024	1,862	-45.0%	1,879	3,725	-49.6%
Total banking and financial service revenue	18,284	19,359	-5.6%	35,409	38,582	-8.2%
FDIC shared-loss expense, net	(3,420)	(23,245)	85.3%	(7,449)	(36,329)	79.5%
Net gain (loss) on:
Sale of securities available for sale	211	-	100.0%	12,207	2,572	374.6%
Derivatives	(10)	77	-113.0%	(13)	(13)	0.0%
Early extinguishment of debt	-	-	0.0%	(12,000)	-	-100.0%
Other non-interest income (loss)	90	(847)	110.6%	504	(2,587)	119.5%
	(3,129)	(24,015)	87.0%	(6,751)	(36,357)	81.4%
Total non-interest income (loss), net	$15,155	$(4,656)	425.5%	$28,658	$2,225	1188.0%

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

Comparison of quarters ended June 30, 2016 and 2015

As shown in Table 2 above, the Company recorded non-interest income, net, in the amount of $15.2 million, compared to a $4.7 million non-interest loss for the same period in 2015, an increase of  $19.8 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, remained at $10.2 million, as compared to the same period in 2015. Electronic banking fees increased from higher transactions in debit cards and point-of-sale (POS) as portfolio and merchant amounts increased, offset by lower overdraft fees, mostly in commercial checking accounts, and a decrease in international service fees.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 3.3% to $7.0 million, compared to $7.3 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities and a reduction in fees from the IRA portfolio. Client trading volumes in our broker-dealer subsidiary continued to fall due to general investor uncertainty in the Puerto Rico market.

Income generated from mortgage banking activities decreased 45.0% to $1.0 million, compared to $1.9 million for the same period in 2015. The decrease in mortgage banking activities was mostly due to a decrease in servicing income of $1.1 million, as the Company sold part of its mortgage servicing asset during the second quarter of 2015. In addition, mortgage banking activities were affected by foregone gains on sales as a result of the Company retaining securitized GNMA pools, more than offset by a decrease in losses from repurchased loans.

The net FDIC shared-loss expense decreased to $3.4 million as compared to $23.2 million for the second quarter of 2015, primarily from the expiration of the FDIC commercial loss share coverage at June 30, 2015. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability).

Other non-interest income increased $937 thousand, as the second quarter of 2015 included the recognition of an $835 thousand loss in the valuation of the mortgage servicing asset sold during the period.

Comparison of six-month periods ended June 30, 2016 and 2015

The Company recorded non-interest income, net in the amount of $28.7 million, compared to $2.2 million for the same period in 2015, an increase of 1,188.0%, or $26.4 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, slightly decreased 0.4% to $20.3 million from $20.4 million for the same period in 2015.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 8.6% to $13.2 million, compared to $14.4 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities and a reduction in fees from the IRA portfolio.

Income generated from mortgage banking activities decreased 49.6% to $1.9 million, compared to $3.7 million for the same period in 2015. The decrease in mortgage banking activities was mostly due to a decrease in servicing income of $1.6 million, as the Company sold part of its mortgage servicing asset during the second quarter of 2015. In addition, mortgage banking activities were affected by foregone gains on sales, which decreased $1.4 million, as a result of the Company retaining securitized GNMA pools,  partially offset by a decrease of $1.1 million in losses from repurchased loans.

The net FDIC shared-loss expense decreased to $7.4 million as compared to $36.3 million for the same period in 2015, primarily from the expiration of the FDIC commercial loss share coverage at June 30, 2015. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability).

During the six-month period ended June 30, 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million at a cost of $12 million, included as a loss on early extinguishment of debt in the unaudited statements of operations. In addition, the Company sold $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds. As a result, the Company recorded a net gain on sale of securities of $12.2 million, compared to $2.6 million for the same period in 2015.

Other non-interest income increased $3.1 million, as the same period of 2015 included the recognition of a $2.7 million loss in the sale  of the mortgage servicing asset.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2016	2015	Variance %	2016	2015	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$18,531	$19,260	-3.8%	$38,815	$39,440	-1.6%
Professional and service fees	3,511	4,143	-15.3%	7,138	8,324	-14.2%
Occupancy and equipment	8,107	8,883	-8.7%	15,929	17,519	-9.1%
Insurance	3,155	2,251	40.2%	6,305	4,204	50.0%
Electronic banking charges	4,947	5,851	-15.5%	10,536	11,218	-6.1%
Information technology expenses	1,606	1,543	4.1%	3,262	2,997	8.8%
Advertising, business promotion, and strategic initiatives	1,343	1,558	-13.8%	2,786	3,186	-12.6%
Foreclosure, repossession and other real estate expenses	5,164	10,337	-50.0%	7,971	15,783	-49.5%
Loan servicing and clearing expenses	1,926	2,594	-25.8%	4,007	4,947	-19.0%
Taxes, other than payroll and income taxes	2,330	2,703	-13.8%	5,001	4,182	19.6%
Communication	581	770	-24.5%	1,400	1,460	-4.1%
Printing, postage, stationery and supplies	600	582	3.1%	1,325	1,219	8.7%
Director and investor relations	301	289	4.2%	579	583	-0.7%
Other operating expenses	1,723	3,673	-53.1%	3,628	5,707	-36.4%
Total non-interest expenses	$53,825	$64,437	-16.5%	$108,682	$120,769	-10.0%
Relevant ratios and data:
Efficiency ratio	58.76%	47.89%		59.16%	57.37%
Compensation and benefits to non-interest expense	34.43%	29.89%		35.71%	32.66%
Compensation to average total assets owned	1.09%	1.05%		1.13%	1.07%
Average number of employees	1,451	1,509		1,460	1,509
Average compensation per employee	$12.8	$12.8		$26.6	$26.1
Average loan balance per average employee	$3,104	$3,147		$3,057	$3,185

Non-Interest Expenses

Comparison of quarters ended June 30, 2016 and 2015

Non-interest expense for the second quarter of 2016 was $53.8 million, representing a decrease of 16.5% compared to $64.4 million in the same quarter of the previous year.

Foreclosure, repossession and other real estate expenses decreased 50.0% to $5.2 million, as compared to $10.3 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The second quarter of 2015 included a $2.9 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. In addition, the second quarter of 2015 included a loss of $1.3 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $512 thousand, mainly due to efficiencies in the selling process.

Electronic banking charges decreased $904 thousand to $4.9 million mostly due the termination of a profit sharing agreement with a vendor which resulted in a reduction of $300 thousand of the aforementioned expenses, and also affected by a reduction of $418 thousand in debit card billing fees mainly due to a decrease in service charge from Master Card.

Occupancy and equipment decreased 8.7%, or $776 thousand, to $8.1 million, reflecting a reduction of $678 thousand in depreciation of leasehold improvements, as a result of the closing of seven branches during the year 2015.

Compensation and employee benefits decreased 3.8%, or $729 thousand, to $18.5 million, mostly due to the decrease in average employees.

Other operating expenses for the second quarter of 2015 included a $2.1 million payment required by the broker-dealer's regulator.

The decreases in the foregoing non-interest expenses were partially offset by increase in insurance expense of 40.2% to $3.2 million, as compared to $2.3 million in the same period of 2015, mainly due to an increase in the FDIC Savings Association Insurance Fund (“SAIF”) premium.

The efficiency ratio was 58.76% compared to 47.89% for the same period in 2015. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income (losses) that are excluded from the efficiency ratio computation for the quarter ended June 30, 2016 amounted to losses of $3.1 million, compared to losses of $24.0 million for the quarter ended June 30, 2015.

Comparison of six-month periods ended June 30, 2016 and 2015

Non-interest expense for the six-month period ended June 30, 2016 was $108.7 million, representing a decrease of 10.0% compared to $120.8 million in the same period of the previous year.

Foreclosure, repossession and other real estate expenses decreased 49.5% to $8.0 million, as compared to $15.8 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The six-month period ended June 30, 2015 included a $3.0 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. In addition, the six-month period ended June 30, 2015 included a loss of $3.4 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $1.2 million, mainly due to efficiencies in the selling process.

Occupancy and equipment decreased 9.1% to $15.9 million, reflecting decreases in rent and depreciation expenses from the closing of seven branches during the year 2015.

Professional and service fees decreased 14.2%, or $1.2 million, to $7.1 million, mostly due to lower legal expenses from strategic initiatives to reduce costs,  lower collection services due to in-house collection efforts, and lower consulting fees due to non-recurring expenses in 2015.

Other operating expenses for the six-month period ended June 30, 2015 included a $2.1 million payment required by the broker-dealer's regulator.

The decreases in the foregoing non-interest expenses were partially offset by increases in insurance expense and taxes, other than payroll and income taxes.

Insurance expense increased 50.0% to $6.3 million, as compared to $4.2 million in the same period of 2015, mainly due to an increase in the SAIF premium.

Taxes, other than payroll and income taxes increased 19.6% to $5.0 million from $4.2 million for the same period in 2015. The six-month period ended June 30, 2015 included a $1.2 million adjustment from the local gross receipt tax that was repealed for taxable years commencing after December 31, 2014, which reduced the expense in such period.

The efficiency ratio was 59.16% compared to 57.37% for the same period in 2015. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or los1es, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the six-month period ended June 30, 2016 amounted to losses of $6.8 million, compared to losses of $36.4 million for the six-month period ended June 30, 2015.

     Provision for Loan and Lease Losses

Comparison of quarters ended June 30, 2016 and 2015

Provision for loan and lease losses decreased 7.0%, or $1.1 million, to $14.4 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses decreased 9.1%, or $901 thousand, to $9.1 million from $10.0 million when compared with the same period in 2015. Commercial provision decreased $2.4 million to a recapture of $457 thousand, compared to $1.9 million provision for the same quarter in 2015. Mortgage provision decreased $188 thousand to $1.1 million, compared to $1.3 million for the same quarter in 2015. Decreases were partially offset by an increase in auto and leasing provision of $1.9 million to $5.4 million, from $3.5 million for the same quarter of 2015. Consumer provision increased $57 thousand to $3.0 million, compared with the same period in 2015.

Total charge-offs on originated and other loans increased 10.9% to $13.1 million, as compared to $11.8 million for the same quarter in 2015. Consumer charge-offs increased $502 thousand to $2.8 million. Mortgage charge-offs remained at $1.4 million for both quarters. Auto and leasing charge-offs increased $438 thousand to $8.1 million. Commercial charge-offs increased $336 thousand to $833 thousand. Total recoveries on originated and other loans decreased from $4.1 million to $3.6 million. As a result, the recoveries to charge-offs ratio decreased from 34.68% to 27.74%. Net credit losses increased $1.8 million to $9.5 million, representing 1.21% of average originated and other loans outstanding versus 1.06% for the same quarter in 2015, annualized.

Provision for acquired loan and lease losses decreased 3.5%, or $193 thousand, to $5.4 million from $5.6 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $1.3 million to $4.4 million from $5.7 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses increased $1.1 million from a recapture of $105 thousand to a provision of $1.0 million.

Comparison of six-month periods ended June 30, 2016 and 2015

Provision for loan and lease losses decreased 51.1%, or $29.5 million, to $28.2 million as a result of a $24.0 million provision for loan and lease losses related to the PREPA line of credit recorded during the first quarter of 2015.

Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the period was adequate in order to maintain the allowance for loan and lease losses at an adequate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses decreased 55.1%, or $24.2 million, to $19.7 million from $43.9 million when compared with the same period in 2015. During the first quarter of 2015, the Company changed to non-accrual status the PREPA line of credit and recorded a $24.0 million provision for loan and lease losses related thereto. During the fourth quarter of 2015, the Company recorded an additional $29.3 million provision for loan and lease losses on PREPA. Management determined that no additional provision was required on the PREPA line of credit during the six-month period ended June 30, 2016.

Total charge-offs on originated and other loans increased 10.1% to $26.5 million, as compared to $24.0 million for the same period in 2015. Consumer charge-offs increased $1.2 million to $5.1 million. Mortgage charge-offs increased $266 thousand to $3.0 million. Auto and leasing charge-offs increased $664 thousand to $16.5 million. Commercial charge-offs increased $355 thousand to $1.8 million. Total recoveries on originated and other loans decreased from $7.7 million to $7.0 million. As a result, the recoveries to charge-offs ratio decreased from 32.14% to 26.26%. Net credit losses increased $3.2 million to $19.5 million, representing 1.25% of average originated and other loans outstanding versus 1.13% for the same period in 2015, annualized.

Provision for acquired loan and lease losses decreased 38.5%, or $5.3 million, to $8.5 million from $13.9 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $2.5 million to $6.7 million from $9.2 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses decreased $2.9 million from $4.7 million to $1.8 million. Such decrease reflects an additional provision of $3.5 million in the first quarter of 2015 related to the commercial shared-loss coverage with the FDIC that ended on June 30, 2015.

Income Taxes

Comparison of quarters ended June 30, 2016 and 2015

Income tax expense was $5.9 million, compared to $769 thousand for the same period in 2015. Income tax expense reflects the net income before income taxes of $20.2 million for the second quarter of 2016, compared to a net loss before income taxes of $2.3 million for the year-ago quarter.

Comparison of six-month periods ended June 30, 2016 and 2015

Income tax expense was $11.5 million, compared to $1.7 million for the same period in 2015. Income tax expense reflects the net income before income taxes of $40.0 million for the six-month period of 2016, compared to a net loss before income taxes of $4.4 million for the year-ago period.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2016 and 2015.

	Quarter Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$79,675	$16	$8,217	$87,908	$-	$87,908
Interest expense	(7,300)	-	(7,296)	(14,596)	-	(14,596)
Net interest income	72,375	16	921	73,312	-	73,312
Provision for loan and lease losses	(14,445)	-	-	(14,445)	-	(14,445)
Non-interest income	8,214	6,910	31	15,155	-	15,155
Non-interest expenses	(47,098)	(4,908)	(1,820)	(53,826)	-	(53,825)
Intersegment revenue	389	-	49	438	(438)	-
Intersegment expenses	(49)	(286)	(103)	(438)	438	-
Income before income taxes	$19,386	$1,732	$(922)	$20,196	$-	$20,197
Total assets	$5,829,987	$19,054	$1,800,838	$7,649,879	$(937,283)	$6,712,596

	Quarter Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$90,504	$24	$8,885	$99,413	$-	$99,413
Interest expense	(7,110)	-	(10,011)	(17,121)	-	(17,121)
Net interest income	83,394	24	(1,126)	82,292	-	82,292
Provision for loan and lease losses	(15,539)	-	-	(15,539)	-	(15,539)
Non-interest (loss) income	(11,713)	6,893	164	(4,656)	-	(4,656)
Non-interest expenses	(56,844)	(6,733)	(860)	(64,437)	-	(64,437)
Intersegment revenue	163	-	61	224	(224)	-
Intersegment expenses	(61)	(87)	(76)	(224)	224	-
(Loss) income before income taxes	$(600)	$97	$(1,837)	$(2,340)	$-	$(2,340)
Total assets	$6,153,663	$21,157	$2,136,293	$8,311,113	$(912,788)	$7,398,325

	Six-Month Period Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$160,827	$34	$18,353	$179,214	$-	$179,214
Interest expense	(14,107)	-	(16,820)	(30,927)	-	(30,927)
Net interest income	146,720	34	1,533	148,287	-	148,287
Provision for loan and lease losses	(28,234)	-	-	(28,234)	-	(28,234)
Non-interest income (loss)	16,009	12,930	(281)	28,658	-	28,658
Non-interest expenses	(97,786)	(7,853)	(3,043)	(108,682)	-	(108,682)
Intersegment revenue	787	-	149	936	(936)	-
Intersegment expenses	(149)	(577)	(210)	(936)	936	-
Income (loss) before income taxes	$37,347	$4,534	$(1,852)	$40,029	$-	$40,029

	Six-Month Period Ended June 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$187,986	$47	$18,381	$206,414	$-	$206,414
Interest expense	(14,564)	-	(19,923)	(34,487)	-	(34,487)
Net interest income	173,422	47	(1,542)	171,927	-	171,927
Provision for loan and lease losses	(57,732)	-	-	(57,732)	-	(57,732)
Non-interest income (loss)	(13,962)	13,903	2,284	2,225	-	2,225
Non-interest expenses	(106,156)	(11,524)	(3,089)	(120,769)	-	(120,769)
Intersegment revenue	707	-	160	866	(866)	-
Intersegment expenses	(159)	(518)	(189)	(866)	866	-
(Loss) income before income taxes	$(3,880)	$1,908	$(2,376)	$(4,349)	$-	$(4,349)

Comparison of quarters ended June 30, 2016 and 2015

Banking

Net interest income of the Company’s Banking segment decreased $11.0 million for 2016, or 13.2%, reflecting a decrease in interest income from loans of $10.8 million, or 12.0%, to $79.7 million. Such decrease is comprised of $9.4 million and $1.4 million in volume and  interest rate, respectively, of loans, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities.

Originated loan interest income increased 11.0% to $49.1 million as average balances grew 6.9% and yields increased 23 basis points to 6.29%. Acquired BBVAPR loans interest income declined 29.4% to $23.7 million as average balances declined 22.4% and yields decreased 76 basis points to 7.71%. Acquired Eurobank loans interest income fell 45.9% to $6.9 million as average balances declined 38.8% and yields decreased 253 basis points to 19.29%. The average balance of loans was $4.504 billion, a decrease of 5.1% from the same period in 2015,  mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount), the de-risking of the government exposures, and to the repayment and maturities of acquired loans.

Provision for loan and lease losses decreased 7.0% to $14.4 million. Provision for originated and other loan and lease losses decreased 9.1%, or $901 thousand, to $9.1 million from $10.0 million when compared with the same period in 2015. Commercial provision decreased $2.4 million to a recapture of $457 thousand, compared to $1.9 million provision for the same quarter in 2015. Mortgage provision decreased $188 thousand to $1.1 million, compared to $1.3 million for the same quarter in 2015. Decreases were partially offset by an increase in auto and leasing provision of $1.9 million to $5.4 million, from $3.5 million for the same quarter of 2015. Consumer provision increased $57 thousand to $3.0 million, compared with the same period in 2015. Provision for acquired loan and lease losses decreased 3.5%, or $193 thousand, to $5.4 million from $5.6 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $1.3 million to $4.4 million from $5.7 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses increased $1.1 million from a recapture of $105 thousand to a provision of $1.0 million.

Non-interest income, net, is affected by the level of mortgage banking activities and fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition. Non-interest income increased $19.9 million to $8.2 million, from a loss of $11.7 million during the same quarter in 2015, mostly due to the decrease in FDIC shared-loss expense. The net FDIC shared-loss expense decreased to $3.4 million as compared to $23.2 million for the second quarter of 2015, primarily from the expiration of the FDIC commercial loss share coverage at June 30, 2015.

Non-interest expense of $47.1 million decreased 17.1% when compared to the second quarter of 2015, primarily reflecting a decrease in foreclosure, repossession and other real estate expenses of 50.0% to $5.2 million, as compared to $10.3 million in the same period for the previous year. The second quarter of 2015 included a $2.9 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. In addition, the second quarter of 2015 included a loss of $1.3 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $512 thousand, mainly due to efficiencies in the selling process. In addition, electronic banking charges decreased $904 thousand to $4.9 million mostly due the termination of a profit sharing agreement with a vendor which resulted in a reduction of $300 thousand of the aforementioned expenses, and also affected by a reduction of $418 thousand in debit card billing fees mainly due to a decrease in service charge from Master Card.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, remained at $6.9 million for both quarters.

Non-interest expenses decreased by 27.1% to $4.9 million, due to a payment of $2.1 million required by the broker-dealer's regulator during the second quarter of 2015.

Treasury

Treasury revenue, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to a loss of $920 thousand, compared to a loss of $1.8 million in the second quarter of 2015. This increase is mostly due to a decrease of 27.1%, or $2.7 million, in interest expense on borrowings, partially offset by a decrease of $666 thousand, or 7.5%, in interest income from investment securities and by an increase of $1.0 million in non-interest expenses, due to an increase in the SAIF premium to brokered deposits.

The decrease in interest income from investments reflects decreases in volume and interest rate of $618 thousand and $58 thousand, respectively. The decrease in interest expense on borrowings is mostly due to the decrease in repurchase agreements volume of $2.8 million. Both were affected by a partial unwinding of a high-rate repurchase agreements amounting to $268.0 million, which carried a cost of 4.78%, and a sale of $272.1 million mortgage backed securities and $11.1 million Puerto Rico government bonds during the first quarter of 2016.

Comparison of six-month periods ended June 30, 2016 and 2015

Banking

Net interest income of the Company’s Banking segment decreased $26.7 million for 2016, or 15.4%, reflecting a decrease in interest income from loans of $27.2 million, or 14.4%, to $160.8 million. Such decrease reflects decreases of $20.5 million and a $6.6 million in volume and  interest rate, respectively, of loans, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans fall due to repayments and maturities.

Originated loans interest income increased 7.2% to $97.0 million as average balances grew 8.1% and yields decreased 9 basis points to 6.25%.  Acquired BBVAPR loans interest income declined 28.7% to $49.3 million as average balances declined 27.8% and yields decreased 15 basis points to 8.20%. Acquired Eurobank loans interest income fell 48.8% to $14.5 million as average balances declined 44.1% and yields decreased 201 basis points to 20.37%. The average balance of loans was $4.464 billion, a decrease of 7.1% from the same period in 2015,  mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance or UPB ($100.0 million carrying amount)  , the de-risking of the government exposures, and to the repayment and maturities of acquired loans.

Provision for loan and lease losses decreased 51.1%, or $29.5 million, to $28.2 million.  Provision for originated and other loan and lease losses decreased 55.1%, or $24.2 million, to $19.7 million when compared with the same period in 2015. During the first quarter of 2015, the Company changed to non-accrual status the PREPA line of credit and recorded a $24.0 million provision for loan and lease losses related thereto. Provision for acquired loan and lease losses decreased 38.5%, or $5.3 million, to $8.5 million from $13.9 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $2.5 million to $6.7 million from $9.2 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses decreased $2.9 million from $4.7 million to $1.8 million. Such decrease reflects an additional provision of $3.5 million in the first quarter of 2015 related to the commercial shared-loss coverage with the FDIC that ended on June 30, 2015.

Non-interest income, net, is affected by the level of mortgage banking activities and fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition. Non-interest income increased $30.0 million to $16.0 million, from a loss of $14.0 million during the same period in 2015, mostly due to the decrease in FDIC shared-loss expense. The net FDIC shared-loss expense decreased to $7.4 million as compared to $36.3 million for the second quarter of 2015, primarily from the expiration of the FDIC commercial loss share coverage at June 30, 2015.

Non-interest expense of $97.8 million decreased 7.9% when compared to the same period in 2015, primarily reflecting a decrease in foreclosure, repossession and other real estate expenses of 49.5% to $8.0 million, as compared to $15.8 million in the same period for the previous year. The second quarter of 2015 included a $3.0 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. In addition, the second quarter of 2015 included a loss of $3.4 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $1.2 million, mainly due to efficiencies in the selling process. In addition, professional and service fees decreased 14.2%, or $1.2 million, to $7.1 million, mostly due to lower legal expenses from strategic initiatives to reduce costs, lower collection services due to in-house collection efforts, and lower consulting fees due to non-recurrent expenses in 2015. These decreases were partially offset by an increase in insurance expense of 26.0% to $5.3 million, as compared to $4.2 million in the same period of 2015, mainly due to an increase in the SAIF premium.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 7% to $12.9 million. Such decrease reflects a reduction in some securities brokerage activities and a reduction in fees from the IRA portfolio.

Non-interest expenses decreased by 31.9% to $7.9 million, due to a payment of $2.1 million required by the broker-dealer's regulator during the second quarter of 2015.

Treasury

Treasury revenue, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to a loss of $1.9 million, compared to a loss of $2.4 million in the second quarter of 2015. This increase is mostly due to a decrease of 15.6%, or $3.1 million, in interest expense on borrowings. These decreases were partially offset by a decrease of $2.6 million in non-interest income.

The decrease in interest expense on borrowings is mostly due to the decrease in repurchase agreements volume of $4.0 million, affected by a partial unwinding of a high-rate repurchase agreements amounting to $268.0 million, which carried a cost of 4.78% during the first quarter of 2016.

During the six-month period ended June 30, 2015, the Company sold $63.5 million mortgage-backed securities and recorded a net gain on sale of securities of $2.6 million. During the six-month period ended June 30, 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million, at a cost of $12.0 million, and sell $272.1 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds, at a net gain on sale of securities of $12.0 million.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2016, the Company’s total assets amounted to $6.713 billion representing a decrease of 5.4% when compared to $7.099 billion at December 31, 2015. This reduction is mainly due to a decrease in the investment portfolio. The investment portfolio decreased $296.0 million from $1.616 billion at December 31, 2015 to $1.320 billion, mainly from the sale of $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds during the first half of 2016. As a result, at June 30, 2016, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 73% and 27%, respectively, at December 31, 2015.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At June 30, 2016, the Company’s loan portfolio decreased by 1.4% to $4.374 billion compared to $4.434 billion at December 31, 2015, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities. At June 30, 2016, the originated loan portfolio increased $86.1 million, or 2.8%, the acquired BBVAPR loan portfolio decreased $143.9 million, or 11.2%, and the acquired Eurobank loan portfolio decreased $7.3 million, or 5.0%, from December 31, 2015.

Financial Assets Managed

The Company’s financial assets include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of individual retirement accounts ("IRA"s) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At June 30, 2016, total assets managed by the Company’s trust division and OPC amounted to $2.780 billion, compared to $2.691 billion at December 31, 2015. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2016, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.387 billion, compared to $2.375 billion at December 31, 2015. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of June 30, 2016, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2015, based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceed its fair value by approximately $263.1 million, or 29.6%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the six-month period ended June 30, 2016, the Company performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at June 30, 2016.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,027,355	$1,354,802	-24.2%
Obligations of US government-sponsored agencies	4,502	5,093	-11.6%
US Treasury securities	25,015	25,032	-0.1%
CMOs issued by US government-sponsored agencies	120,475	135,073	-10.8%
GNMA certificates	114,278	58,495	95.4%
Puerto Rico government and public instrumentalities	5,848	13,731	-57.4%
FHLB stock	19,838	20,783	-4.5%
Other debt securities	2,228	2,572	-13.4%
Other investments	351	291	20.6%
Total investments	1,319,890	1,615,872	-18.3%
Loans	4,373,617	4,434,213	-1.4%
Total securities and loans	5,693,507	6,050,085	-5.9%
Other assets:
Cash and due from banks (including restricted cash)	514,338	535,359	-3.9%
Money market investments	5,740	4,699	22.2%
FDIC indemnification asset	18,426	22,599	-18.5%
Foreclosed real estate	51,220	58,176	-12.0%
Accrued interest receivable	20,009	20,637	-3.0%
Deferred tax asset, net	143,048	145,901	-2.0%
Premises and equipment, net	72,585	74,590	-2.7%
Servicing assets	7,932	7,455	6.4%
Derivative assets	1,926	3,025	-36.3%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	97,796	90,554	8.0%
Total other assets	1,019,089	1,049,064	-2.9%
Total assets	$6,712,596	$7,099,149	-5.4%
Investments portfolio composition:
FNMA and FHLMC certificates	77.9%	83.9%
Obligations of US government-sponsored agencies	0.3%	0.3%
US Treasury securities	1.9%	1.5%
CMOs issued by US government-sponsored agencies	9.1%	8.4%
GNMA certificates	8.7%	3.6%
Puerto Rico government and public instrumentalities	0.4%	0.8%
FHLB stock	1.5%	1.3%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	June 30,	December 31,	Variance
	2016	2015	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$741,917	$757,828	-2.1%
Commercial	1,476,613	1,441,649	2.4%
Consumer	265,269	242,950	9.2%
Auto and leasing	712,268	669,163	6.4%
	3,196,067	3,111,590	2.7%
Allowance for loan and lease losses on originated and other loans and leases	(112,812)	(112,626)	-0.2%
	3,083,255	2,998,964	2.8%
Deferred loan costs, net	4,619	4,203	9.9%
Total originated and other loans loans held for investment, net	3,087,874	3,003,167	2.8%

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,559	7,457	-38.9%
Consumer	35,194	38,385	-8.3%
Auto	77,118	106,911	-27.9%
	116,871	152,753	-23.5%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(4,487)	(5,542)	19.0%
	112,384	147,211	-23.7%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy) (a)
Mortgage	591,029	608,294	-2.8%
Commercial	246,188	287,311	-14.3%
Construction	76,917	88,180	-12.8%
Consumer	7,331	11,843	-38.1%
Auto	117,038	153,592	-23.8%
	1,038,503	1,149,220	-9.6%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30 (b)	(22,801)	(25,785)	11.6%
	1,015,702	1,123,435	-9.6%
Total acquired BBVAPR loans, net	1,128,086	1,270,646	-11.2%
Acquired Eurobank loans: (a)
Loans secured by 1-4 family residential properties	76,777	92,273	-16.8%
Commercial and construction	83,377	142,377	-41.4%
Consumer	1,410	2,314	-39.1%
	161,564	236,964	-31.8%
Allowance for loan and lease losses on Eurobank loans (b)	(22,116)	(90,178)	75.5%
Total acquired Eurobank loans, net	139,448	146,786	-5.0%
Total acquired loans, net	1,267,534	1,417,432	-10.6%
Total held for investment, net	4,355,408	4,420,599	-1.5%
Mortgage loans held for sale	18,209	13,614	33.8%
Total loans, net	$4,373,617	$4,434,213	-1.4%
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred as "originated and other" loans) and loans acquired (referred as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-sharing coverage, related to acquired Eurobank commercial loans expired on June 30, 2015. Notwithstanding the expiration of loss-share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-share agreement. Pursuant to such agreement, the FDIC agreed to pay up to $20 million in loss-share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015. The coverage for the single-family residential loans will expire on June 30, 2020. At June 30, 2016, the remaining covered loans amounting to $57.1 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At December 31, 2015, covered loans amounted to $59.6 million, net carrying amount, and also included under the name "loans secured by 1-4 family residential properties." Covered loans are no longer a material amount. Therefore, the Company changed its loan disclosures during 2015.

As shown in Table 5 above, total loans, net, amounted to $4.374 billion at June 30, 2016 and $4.434 billion at December 31, 2015. The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $741.9 million (23.2% of the gross originated loan portfolio) compared to $757.8 million (24.4% of the gross originated loan portfolio) at December 31, 2015. Mortgage loan production totaled $57.6 million and $106.0 million for the quarter and six-month period ended June 30, 2016, which represents a decrease of 11.1% and 16.3%, from $64.8 million and $126.5 million, respectively. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $8.4 million and $7.9 million at June 30, 2016 and December 31, 2015, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.477 billion (46.2% of the gross originated loan portfolio) compared to $1.442 billion (46.3% of the gross originated loan portfolio) at December 31, 2015. Commercial loan production decreased 45.0% and 29.4% to $66.3 million and $145.5 million for the quarter and six-month period ended June 30, 2016, from $120.5 million and $206.2 million for the same periods in 2015.

•         Consumer loan portfolio amounted to $265.3 million (8.3% of the gross originated loan portfolio) compared to $243.0 million (7.8% of the gross originated loan portfolio) at December 31, 2015. Consumer loan production decreased 0.7% and increased 11.9% to $39.6 million and $73.8 million for the quarter and six-month period ended June 30, 2016, respectively, from $39.8 million and $66.0 million for the same periods in 2015.

•         Auto and leasing portfolio amounted to $712.3 million (22.3% of the gross originated loan portfolio) compared to $669.2 million (21.5% of the gross originated loan portfolio) at December 31, 2015. Auto and leasing production increased by 20.9% and 8.8% to $74.4 million and $138.7 million for the quarter and six-month period ended June 30, 2016, respectively, compared to $61.5 million and $127.5 million for the same periods in 2015.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2016
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$11,044	$231	2.09%	$12,154	$735	6.05%	$86,238	$1,794	2.08%
90 - 119 days	140	7	5.00%	564	40	7.09%	1,655	111	6.71%
120 - 179 days	35	-	0.00%	396	37	9.34%	904	70	7.74%
180 - 364 days	88	-	0.00%	1,359	125	9.20%	3,011	138	4.58%
365+ days	527	113	21.44%	1,297	350	26.99%	9,697	758	7.82%
Total	$11,834	$351	2.97%	$15,770	$1,287	8.16%	$101,505	$2,871	2.83%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.36%			0.48%			3.06%
Refinanced or Modified Loans:
Amount	$2,067	$202	9.77%	$195	$17	8.72%	$20,116	$1,449	7.20%
Percentage of Higher-Risk Loan Category	17.47%			1.24%			19.82%
Loan-to-Value Ratio:
Under 70%	$7,474	$213	2.85%	$934	$56	6.00%	$-	$-	-
70% - 79%	2,327	102	4.38%	2,404	166	6.91%	-	-	-
80% - 89%	126	13	10.32%	4,937	421	8.53%	-	-	-
90% and over	1,907	24	1.26%	7,495	644	8.59%	101,505	2,871	2.83%
	$11,834	$352	2.97%	$15,770	$1,287	8.16%	$101,505	$2,871	2.83%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2016
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$10,926	$-	$-	$10,926	Repayment sources include abandoned and unclaimed funds escheated to the Commonwealth
Public corporations	183,396	183,396	-	-	Includes $183.0 million PREPA loan, which has $53.3 million allowance for loan and lease losses
Municipalities	204,270	187	48,184	155,899	Repayment from property taxes
Investment securities	6,720	-	6,720	-	Remaining position is PRHTA security issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation
Total	$405,312	$183,583	$54,904	$166,825

Some highlights follow regarding the data included above:

•         Loans to municipalities are backed by their unlimited taxing power or real and personal property taxes.

•          45% of loans and securities balances mature in 12-months or less.

•          Deposits from municipalities, central government and other government entities totaled $88.4 million at June 30, 2016.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At June 30, 2016, the Company’s allowance for loan and lease losses amounted to $162.2 million, a $71.9 million decrease from $234.1 million at December 31, 2015, mainly related to the de-recognition of a portion of the allowance for credit impaired loans due to a revision in policy.

Effective June 30, 2016, pursuant to supervisory direction, the Company revised the purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy implementation is performed prospectively due to the immaterial impact for retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discount expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-recognition of loans recorded investment balance and associated allowance for loans and lease losses that had exited the pools with no impact to provision for loan and lease losses.

Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At June 30, 2016, $112.8 million of the allowance corresponded to originated and other loans held for investment, or 3.53% of total originated and other loans held for investment, compared to $112.6 million, or 3.62% of total originated and other loans held for investment, at December 31, 2015. The allowance slightly increased as a result of a $19.7 million provision for loan and lease losses and $7.0 million of recoveries, which were partially offset by charge-offs of $26.5 million during the six-month period ended June 30, 2016. The allowance for residential mortgage loans increased by 1.0% (or $185 thousand), when compared with the balances recorded at December 31, 2015. The allowance for consumer loans and auto and leases increased by 5.1% (or $574 thousand) and 5.5% (or $998 thousand), respectively, when compared with the balances recorded at December 31, 2015. The allowance for commercial loans decreased 2.5% (or 1.7 million), when compared with the balances recorded at December 31, 2015.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at June 30, 2016 was $4.5 million compared to $5.5 million at December 31, 2015, a 19.0% decrease. The allowance decreased as a result of $3.2 million in charge-offs, which were partially offset by a $844 thousand provision for loan and lease losses and $1.3 million of recoveries during the six-month period ended June 30, 2016. The allowance for commercial loans decreased by 19.2% (or $5 thousand), when compared with the balance recorded at December 31, 2015. The allowance for consumer loans decreased by 12.5% (or $427 thousand) and auto loans decreased by 29.9% (or $623 thousand), respectively, when compared with the balances recorded at December 31, 2015, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at June 30, 2016 was $22.8 million as compared to $25.8 million at December 31, 2015. The allowance decreased as a result of $8.5 million in allowance de-recognition from revised purchased credit impaired loan policy and by loan pools fully charged-off of $282 thousand, partially offset by a $5.8 million provision for loan and lease losses during the six-month period ended June 30, 2016.

Allowance for loan and lease losses recorded for acquired Eurobank loans at June 30, 2016 was $22.1 million as compared to $90.2 million at December 31, 2015. The allowance decreased as a result of $72.2 million in allowance de-recognition from revised purchased credit impaired loan policy and by $134 thousand in loan pools fully charged-off, partially offset by a $1.8 million provision for loan and lease losses and by $2.4 million for the FDIC shared-loss portion of provision for covered loan and lease losses. The allowance for loan and lease losses on acquired Eurobank loans is accounted for under the provisions of ASC 310-30. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2016 and December 31, 2015, the Company had $285.3 million and $300.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). At June 30, 2016 and December 31, 2015, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $97.2 million and $93.6 million, respectively.

Oriental Bank is part of a four bank syndicate that provided a $550 million revolving line of credit to finance the purchase of fuel for PREPA’s day-to-day power generation activities. Our participation in the line of credit has an unpaid principal balance of $183.0 million as of June 30, 2016. As part of the bank syndicate, the Bank entered into a Restructuring Support Agreement on November 5, 2015 with PREPA and certain other creditors. The Restructuring Support Agreement provides for the restructuring of the fuel line of credit subject to the accomplishment of several milestones, including some milestones that depend on the actions of third parties to the agreement, such as the negotiation of agreements with other creditors and legislative action. The Company expects the restructuring to be completed by the end of 2016. The Company conducted an impairment analysis considering the probability of collection of principal and interest, which included a financial model to project the future liquidity status of PREPA under various scenarios and its capacity to service its financial obligations, and concluded that PREPA had sufficient cash flows for the repayment of the line of credit. Despite the Company’s analysis showing PREPA’s capacity to repay the line of credit, the Company classifies this participation in the substandard risk category and non-accrual status and has a $53.3 million allowance for loan and lease losses recorded for this line of credit. Since April 1, 2015, interest payments have been applied to principal.

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

At June 30, 2016, the Company’s non-performing assets decreased by 6.0% to $345.8 million (6.22% of total assets, excluding acquired loans with deteriorated credit quality) from $367.8 million (6.31% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2015. The Company does not expect non-performing loans to result in significantly higher losses. At June 30, 2016, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 38.85% (37.15% at December 31, 2015).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At June 30, 2016, the Company’s originated non-performing mortgage loans totaled $72.9 million (24.9% of the Company’s non-performing loans), a 6.3% decrease from $77.9 million (25.5% of the Company’s non-performing loans) at December 31, 2015. Non-performing loans in this category are residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2016, the Company’s originated non-performing commercial loans amounted to $207.8 million (71.0% of the Company’s non-performing loans), a 3.5% decrease from $215.3 million at December 31, 2015 (70.5% of the Company’s non-performing loans). Most of this portfolio is collateralized by commercial real estate properties. At June 30, 2016 and December 31, 2015, the PREPA line of credit had an outstanding principal balance of $183.0 million and $190.3 million, respectively.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2016, the Company’s originated non-performing consumer loans totaled $2.3 million (0.8% of the Company’s non-performing loans), a 43.4% increase from $1.6 million (0.5% of the Company’s non-performing loans) at December 31, 2015.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2016, the Company’s originated non-performing auto loans and leases amounted to $7.3 million (2.5% of the Company’s total non-performing loans), a decrease of 12.8% from $8.4 million at December 31, 2015 (2.8% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2016, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $770 thousand (0.3% of the Company’s non-performing loans), a 12.5% decrease from $880 thousand at December 31, 2015 (0.3% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At June 30, 2016, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $764 thousand (0.3% of the Company’s non-performing loans), a 42.8% increase from $535 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2016, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $562 thousand (0.2% of the Company’s non-performing loans), a 32.4% decrease from $831 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,537	$18,352	1.0%
Commercial	63,144	64,791	-2.5%
Consumer	11,771	11,197	5.1%
Auto and leasing	19,259	18,261	5.5%
Unallocated allowance	101	25	304.0%
Total allowance balance	$112,812	$112,626	0.2%
Allowance composition:
Mortgage	16.4%	16.3%	0.6%
Commercial	56.0%	57.5%	-2.6%
Consumer	10.4%	9.9%	5.1%
Auto and leasing	17.1%	16.2%	5.6%
Unallocated allowance	0.1%	0.1%	0.0%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.50%	2.42%	3.3%
Commercial	4.28%	4.49%	-4.7%
Consumer	4.44%	4.61%	-3.7%
Auto and leasing	2.70%	2.73%	-1.1%
Total allowance to total originated loans	3.53%	3.62%	-2.5%
Allowance coverage ratio to non-performing loans:
Mortgage	25.41%	23.57%	7.8%
Commercial	30.39%	30.10%	1.0%
Consumer	503.25%	686.51%	-26.7%
Auto and leasing	262.49%	216.93%	21.0%
Total	38.85%	37.15%	4.6%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$21	$26	-19.2%
Consumer	3,002	3,429	-12.5%
Auto	1,464	2,087	-29.9%
Total allowance balance	$4,487	$5,542	-19.0%
Allowance composition:
Commercial	0.5%	0.5%	0.0%
Consumer	66.9%	61.9%	8.1%
Auto	32.6%	37.6%	-13.3%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Commercial	0.46%	0.35%	31.4%
Consumer	8.53%	8.93%	-4.5%
Auto	1.90%	1.95%	-2.6%
Total allowance to total acquired loans	3.84%	3.63%	5.8%
Allowance coverage ratio to non-performing loans:
Commercial	2.73%	2.95%	-7.5%
Consumer	392.93%	640.93%	-38.7%
Auto	260.50%	251.14%	3.7%
Total	214.07%	246.75%	-13.2%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	June 30	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$1,585	$1,762	-10.0%
Commercial	15,863	21,161	-25.0%
Auto	5,353	2,862	87.0%
Total allowance balance (a)	$22,801	$25,785	-11.6%
Allowance composition:
Mortgage	7.0%	6.8%	2.9%
Commercial	69.6%	82.1%	-15.2%
Auto	23.4%	11.1%	110.8%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$11,016	$22,570	-51.2%
Commercial	11,096	67,365	-83.5%
Consumer	4	243	-98.4%
Total allowance balance (a)	$22,116	$90,178	-75.5%
Allowance composition:
Mortgage	49.8%	25.0%	99.2%
Commercial	50.2%	74.7%	-32.8%
Consumer	0.0%	0.3%	-100.0%
	100.0%	100.0%

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2016	2015	%	2016	2015	%
	(Dollars in thousands)			(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$113,238	$76,759	47.5%	$112,626	$51,439	119.0%
Provision for loan and lease losses	9,052	9,953	-9.1%	19,712	43,864	-55.1%
Charge-offs	(13,118)	(11,824)	10.9%	(26,480)	(24,042)	10.1%
Recoveries	3,640	4,101	-11.2%	6,954	7,728	-10.0%
Balance at end of period	$112,812	$78,989	42.8%	$112,812	$78,989	42.8%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$4,993	$5,450	-8.4%	$5,542	$4,597	20.6%
Provision for loan and lease losses	548	1,498	-63.4%	844	4,286	-80.3%
Charge-offs	(1,596)	(2,357)	-32.3%	(3,152)	(5,006)	-37.0%
Recoveries	542	938	-42.2%	1,253	1,652	-24.2%
Balance at end of period	$4,487	$5,529	-18.8%	$4,487	$5,529	-18.8%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$27,747	$14,166	95.9%	$25,785	$13,481	91.3%
Provision for loan and lease losses	3,814	4,193	-9.0%	5,842	4,878	19.8%
Loan pools fully charged off	(216)	-	-100.0%	(282)	-	-100.0%
Allowance de-recognition (a)	(8,544)	-	-100.0%	(8,544)	-	0.0%
Balance at end of period	$22,801	$18,359	24.2%	$22,801	$18,359	24.2%

Eurobank loans
Balance at beginning of period	$92,293	$70,651	30.6%	$90,178	$64,245	40.4%
Provision (recapture) for loan and lease losses	1,031	(105)	-1081.9%	1,836	4,704	-61.0%
FDIC shared-loss portion on provision for covered loan and lease losses	951	906	5.0%	2,395	2,503	-4.3%
Loan pools fully charged off	-	-	0.0%	(134)	-	-100.0%
Allowance de-recognition (a)	(72,159)	-	-100.0%	(72,159)	-	-100.0%
Balance at end of period	$22,116	$71,452	-69.0%	$22,116	$71,452	-69.0%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	3.53%	2.67%	32.2%	3.53%	2.67%	32.2%
Non-performing originated loans	38.85%	25.59%	51.8%	38.85%	25.59%	51.8%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	3.84%	2.87%	33.8%	3.84%	2.87%	33.8%
Non-performing acquired loans accounted for under ASC 310-20	214.07%	162.67%	31.6%	214.07%	162.67%	31.6%

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized on June 30, 2016 due to the revision in the derecognition policy for these loans.

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2016	2015	%	2016	2015	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,374)	$(1,356)	1.3%	$(3,036)	$(2,770)	9.6%
Recoveries	36	67	-46.3%	181	67	170.1%
Total	(1,338)	(1,289)	3.8%	(2,855)	(2,703)	5.6%
Commercial
Charge-offs	(833)	(497)	67.6%	(1,844)	(1,489)	23.8%
Recoveries	228	219	4.1%	316	309	2.3%
Total	(605)	(278)	117.6%	(1,528)	(1,180)	29.5%
Consumer
Charge-offs	(2,811)	(2,309)	21.7%	(5,138)	$(3,985)	28.9%
Recoveries	133	390	-65.9%	235	543	-56.7%
Total	(2,678)	(1,919)	39.6%	(4,903)	(3,442)	42.4%
Auto
Charge-offs	(8,100)	(7,662)	5.7%	(16,462)	$(15,798)	4.2%
Recoveries	3,243	3,425	-5.3%	6,222	6,809	-8.6%
Total	(4,857)	(4,237)	14.6%	(10,240)	(8,989)	13.9%
Net credit losses
Total charge-offs	(13,118)	(11,824)	10.9%	(26,480)	(24,042)	10.1%
Total recoveries	3,640	4,101	-11.2%	6,954	7,728	-10.0%
Total	$(9,478)	$(7,723)	22.7%	$(19,526)	$(16,314)	19.7%
Net credit losses to average loans outstanding:
Mortgage	0.72%	0.66%	9.1%	0.76%	0.69%	10.1%
Commercial	0.17%	0.08%	112.5%	0.21%	0.18%	16.7%
Consumer	4.35%	3.99%	9.0%	4.08%	3.68%	10.9%
Auto	2.75%	2.74%	0.4%	2.95%	2.96%	-0.3%
Total	1.21%	1.06%	14.2%	1.25%	1.13%	10.6%
Recoveries to charge-offs	27.75%	34.68%	-20.0%	26.26%	32.14%	-18.3%
Average originated loans:
Mortgage	$743,516	$782,753	-5.0%	$749,904	$785,029	-4.5%
Commercial	1,433,944	1,333,276	7.6%	1,429,638	1,301,367	9.9%
Consumer	246,003	192,572	27.7%	240,251	187,049	28.4%
Auto	706,107	618,746	14.1%	695,071	606,819	14.5%
Total	$3,129,570	$2,927,347	6.9%	$3,114,864	$2,880,264	8.1%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended June 30			Six-Month Period Ended June 30
			Variance			Variance
	2016	2015	%	2016	2015	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(12)	$(16)	-25.0%	$(19)	$(16)	18.8%
Recoveries	8	7	14.3%	40	17	135.3%
Total	(4)	(9)	-55.6%	21	1	2000.0%
Consumer
Charge-offs	(1,013)	(1,303)	-22.3%	(1,825)	(2,686)	-32.1%
Recoveries	88	429	-79.5%	169	563	-70.0%
Total	(925)	(874)	5.8%	(1,656)	(2,123)	-22.0%
Auto
Charge-offs	(571)	(1,038)	-45.0%	(1,308)	(2,304)	-43.2%
Recoveries	446	502	-11.2%	1,044	1,072	-2.6%
Total	(125)	(536)	-76.7%	(264)	(1,232)	-78.6%
Net credit losses
Total charge-offs	(1,596)	(2,357)	-32.3%	(3,152)	(5,006)	-37.0%
Total recoveries	542	938	-42.2%	1,253	1,652	-24.2%
Total	$(1,054)	$(1,419)	-25.7%	$(1,899)	$(3,354)	-43.4%
Net credit losses to average loans outstanding:
Commercial	2.77%	5.10%	-45.7%	-7.13%	-0.19%	3652.6%
Consumer	6.19%	5.70%	8.7%	5.51%	6.80%	-19.0%
Auto	0.63%	1.26%	-50.3%	0.62%	1.14%	-46.2%
Total	3.01%	2.45%	23.0%	2.59%	2.41%	7.8%
Recoveries to charge-offs	33.96%	39.80%	-14.7%	39.75%	33.00%	20.5%
Average loans accounted for under ASC 310-20:
Commercial	$577	$706	-18.3%	$589	$1,039	-43.3%
Consumer	59,785	61,382	-2.6%	60,087	62,425	-3.7%
Auto	79,603	169,644	-53.1%	85,815	215,454	-60.2%
Total	$139,965	$231,732	-39.6%	$146,491	$278,918	-47.5%

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2016	2015	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$208,978	$217,691	-4.0%
Other loans	76,321	82,429	-7.4%
Accruing loans
Troubled-Debt Restructuring loans	5,640	4,240	33.0%
Other loans	1,548	1,091	41.9%
Total non-performing loans	$292,487	$305,451	-4.2%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	49,484	56,304	-12.1%
Other repossessed assets	3,866	6,034	-35.9%
	$345,837	$367,789	-6.0%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	6.22%	6.31%	-1.4%
Non-performing assets to total capital	37.76%	41.00%	-7.9%

	Quarter Ended June 30, 2016		Six-Month Period Ended June 30, 2016
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$984	$890	$1,821	$1,597

TABLE 12 — NON-PERFORMING LOANS

	June 30	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$72,947	$77,875	-6.3%
Commercial	207,768	215,281	-3.5%
Consumer	2,339	1,631	43.4%
Auto and leasing	7,337	8,418	-12.8%
	290,391	303,205	-4.2%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	770	880	-12.5%
Consumer	764	535	42.8%
Auto	562	831	-32.4%
	2,096	2,246	-6.7%
Total	$292,487	$305,451	-4.2%
Non-performing loans composition percentages:
Originated loans
Mortgage	24.9%	25.5%
Commercial	71.0%	70.5%
Consumer	0.8%	0.5%
Auto and leasing	2.5%	2.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.3%	0.3%
Consumer	0.3%	0.2%
Auto	0.2%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	8.83%	9.36%	-5.7%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	5.26%	5.24%	0.4%
Total capital	31.93%	34.05%	-6.2%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	0.72%	1.15%	-37.4%
Non-performing loans	8.19%	12.25%	-33.1%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	63.73%	61.15%	4.2%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	46.01%	44.09%	4.4%

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

The FDIC loss share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At June 30, 2016, the FDIC indemnification asset only reflects the balance for single family residential mortgage loans.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$20,923	$75,221	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	(332)	(24,387)	(737)	(38,087)
Increase in expected credit losses to be covered under shared-loss agreements, net	951	906	2,395	2,503
FDIC indemnification asset expense	(1,405)	(22,512)	(4,269)	(34,733)
Incurred expenses to be reimbursed under shared-loss agreements	(1,711)	(6,524)	(1,562)	(4,357)
Balance at end of period	$18,426	$22,704	$18,426	$22,704

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Quarter Ended June 30,		Six-month period ended June 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$10,026	$4,755	$4,814	$4,755
Amortization of negative discount	(1,405)	(22,531)	(4,270)	(22,531)
Impact of lower projected losses	2,444	27,733	10,521	27,733
Balance at end of period	$11,065	$9,957	$11,065	$9,957

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$917,260	$762,009	20.4%
NOW accounts	1,055,461	1,100,541	-4.1%
Savings and money market accounts	1,176,168	1,179,229	-0.3%
Certificates of deposit	1,493,303	1,674,431	-10.8%
Total deposits	4,642,192	4,716,210	-1.6%
Accrued interest payable	1,862	1,541	20.8%
Total deposits and accrued interest payable	4,644,054	4,717,751	-1.6%
Borrowings:
Securities sold under agreements to repurchase	626,109	934,691	-33.0%
Advances from FHLB	306,480	332,476	-7.8%
Subordinated capital notes	102,983	102,633	0.3%
Other term notes	1,753	1,734	1.1%
Total borrowings	1,037,325	1,371,534	-24.4%
Total deposits and borrowings	5,681,379	6,089,285	-6.7%

Other Liabilities:
Derivative liabilities	5,413	6,162	-12.2%
Acceptances outstanding	20,984	14,582	43.9%
Other liabilities	88,930	92,043	-3.4%
Total liabilities	$5,796,706	$6,202,072	-6.5%
Deposits portfolio composition percentages:
Non-interest bearing deposits	19.8%	16.2%
NOW accounts	22.7%	23.3%
Savings and money market accounts	25.3%	25.0%
Certificates of deposit	32.2%	35.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	60.4%	68.2%
Advances from FHLB	29.5%	24.2%
Other term notes	0.2%	0.1%
Subordinated capital notes	9.9%	7.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$624,500	$932,500
Daily average outstanding balance	$713,653	$1,012,756
Maximum outstanding balance at any month-end	$902,500	$1,158,945

Liabilities and Funding Sources

As shown in Table 15 above, at June 30, 2016, the Company’s total liabilities were $5.797 billion, 6.5% less than the $6.202 billion reported at December 31, 2015. Deposits and borrowings, the Company’s funding sources, amounted to $5.681 billion at June 30, 2016 versus $6.089 billion at December 31, 2015, a 6.7% decrease.

At June 30, 2016, deposits represented 82% and borrowings represented 18% of interest-bearing liabilities. At June 30, 2016, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.644 billion, a decrease of 1.6% from $4.718 billion at December 31, 2015. Demand and savings deposits increased 3.8% to $3.083 billion, time deposits, excluding brokered deposits, increased 3.6% to $999.2 million, and brokered deposits decreased 28.3% to $561.6 million, as part of our efforts to reduce the cost of deposits, which averaged 0.62% at June 30, 2016 compared to 0.59% at December 31, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At June 30, 2016, borrowings amounted to $1.037 billion, representing a decrease of 24.4% when compared with the $1.372 billion reported at December 31, 2015. Repurchase agreements at June 30, 2016 decreased $308.6 million to $626.1 million from $934.7 million at December 31, 2015, as the Company partially unwound $268.0 million in repurchase agreements at a cost of $12.0 million during the first quarter of 2016.

As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. Advances from the FHLB-NY decreased $26.0 million to $306.5 million at June 30, 2016, as they reached maturity and were not renewed. The remaining advances mature from July 2016 through 2020.

Stockholders’ Equity

At June 30, 2016, the Company’s total stockholders’ equity was $915.9 million, a 2.1% increase when compared to $897.1 million at December 31, 2015. This increase in stockholders’ equity reflects increases in retained earnings of $13.5 million,  in legal surplus of $2.8 million, and in accumulated comprehensive income of $1.8 million, which in turn reflects the realized gains on available-for-sale securities for the six-month period ended June 30, 2016. Book value per share was $17.08 at June 30, 2016 compared to $16.67 at December 31, 2015.

From December 31, 2015 to June 30, 2016, tangible common equity to total assets increased to 9.79% from 8.98%, Tier 1 Leverage capital ratio increased to 11.92% from 11.18%, Common Equity Tier 1 capital ratio increased to 12.64% from $12.14%, Tier 1 Risk-Based capital ratio increased to 16.71% from 15.99%, and Total Risk-Based capital ratio increased to 18.00% from 17.29%.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at June 30, 2016 and December 31, 2015:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	June 30,	December 31,
			Variance
	2016	2015	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$915,890	$897,077	2.1%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	12.64%	12.14%	4.1%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$596,080	$594,482	0.3%
Minimum common equity tier 1 capital required	$212,244	$220,344	-3.7%
Excess over regulatory requirement	$383,836	$374,138	2.6%
Risk-weighted assets	$4,716,534	$4,896,539	-3.7%
Tier 1 risk-based capital ratio	16.71%	15.99%	4.5%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%
Actual tier 1 risk-based capital	$788,349	$782,912	0.7%
Minimum tier 1 risk-based capital required	$282,992	$293,792	-3.7%
Excess over regulatory requirement	$505,357	$489,120	3.3%
Risk-weighted assets	$4,716,534	$4,896,539	-3.7%
Total risk-based capital ratio	18.00%	17.29%	4.1%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$849,147	$846,748	0.3%
Minimum total risk-based capital required	$377,323	$391,723	-3.7%
Excess over regulatory requirement	$471,824	$455,025	3.7%
Risk-weighted assets	$4,716,534	$4,896,539	-3.7%
Leverage capital ratio	11.92%	11.18%	6.6%
Actual tier 1 capital	$788,349	$782,912	0.7%
Minimum tier 1 capital required	$264,633	$280,009	-5.5%
Excess over regulatory requirement	$523,716	$502,903	4.1%
Tangible common equity to total assets	9.79%	8.98%	9.0%
Tangible common equity to risk-weighted assets	13.93%	13.02%	7.0%
Total equity to total assets	13.64%	12.64%	7.9%
Total equity to risk-weighted assets	19.42%	18.32%	6.0%
Stock data:
Outstanding common shares	43,913,719	43,867,909	0.1%
Book value per common share	$17.08	$16.67	2.5%
Tangible book value per common share	$14.96	$14.53	3.0%
Market price at end of period	$8.30	$7.32	13.4%
Market capitalization at end of period	$364,484	$321,113	13.5%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
	(In thousands, except share or per share information)
Total stockholders' equity	$915,890	$897,077
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(4,777)	(5,294)
Customer relationship intangible	(2,222)	(2,544)
Total tangible common equity	$656,952	$637,300
Total assets	6,712,596	7,099,149
Goodwill	(86,069)	(86,069)
Core deposit intangible	(4,777)	(5,294)
Customer relationship intangible	(2,222)	(2,544)
Total tangible assets	$6,619,528	$7,005,242
Tangible common equity to tangible assets	9.92%	9.10%
Common shares outstanding at end of period	43,913,719	43,867,909
Tangible book value per common share	$14.96	$14.53

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$596,080	594,482
Additional tier 1 capital	192,269	188,430
Tier 1 capital	788,349	$782,912
Additional Tier 2 capital	60,798	63,836
Total risk-based capital	$849,147	$846,748
Risk-weighted assets:
Balance sheet items	$4,585,289	$4,742,113
Off-balance sheet items	131,245	154,426
Total risk-weighted assets	$4,716,534	$4,896,539
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	12.64%	12.14%
Tier 1 capital (minimum required - 6%)	16.71%	15.99%
Total capital (minimum required - 8%)	18.00%	17.29%
Leverage ratio	11.92%	11.18%
Equity to assets	13.64%	12.64%
Tangible common equity to assets	9.79%	8.98%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2016 and December 31, 2015:

	June 30,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	16.33%	15.40%	6.1%
Actual common equity tier 1 capital	$769,424	$751,886	2.3%
Minimum capital requirement (4.5%)	$211,992	$219,762	-3.5%
Minimum to be well capitalized (6.5%)	$306,210	$317,434	-3.5%
Tier 1 Capital to Risk-Weighted Assets	16.33%	15.40%	6.1%
Actual tier 1 risk-based capital	$769,424	$751,886	2.3%
Minimum capital requirement (6%)	$282,656	$293,016	-3.5%
Minimum to be well capitalized (8%)	$376,874	$390,688	-3.5%
Total Capital to Risk-Weighted Assets	17.62%	16.70%	5.5%
Actual total risk-based capital	$830,002	$815,458	1.8%
Minimum capital requirement (8%)	$376,874	$390,688	-3.5%
Minimum to be well capitalized (10%)	$471,093	$488,360	-3.5%
Total Tier 1 Capital to Average Total Assets	11.68%	10.80%	8.2%
Actual tier 1 capital	$769,424	$751,886	2.3%
Minimum capital requirement (4%)	$263,464	$278,399	-5.4%
Minimum to be well capitalized (5%)	$329,330	$347,999	-5.4%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2016 and December 31, 2015, the Company’s market capitalization for its outstanding common stock was $364.5 million ($8.30 per share) and $321.1 million ($7.32 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2016
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the first half  of 2016 and 2015. The number of shares that may yet be purchased under the $70 million program is estimated at 931,428 and was calculated by dividing the remaining balance of $7.7 million by $8.30 (closing price of the Company common stock at June 30, 2016).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at  June 30, 2016  for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$4,275	1.62%	$3,259	1.23%
+ 100 Basis points	$2,346	0.89%	$1,841	0.69%
- 50 Basis points	$(845)	-0.32%	$(624)	-0.23%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2016 .

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $3.7 million (notional amount of $237.3 million) was recognized at June 30, 2016 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2016, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $1.7 million (notional amounts of $16.2 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $1.7 million (notional amounts of $16.2 million).

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

At June 30, 2016, the fair value of the purchased options used to manage the exposure to the S&P 500 Index on stock-indexed certificates of deposit represented an asset of $187 thousand (notional amounts of $425 thousand) and the options sold to customers embedded in the certificates of deposit represented a liability of $181 thousand (notional amount of $411 thousand).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of June 30, 2016, the Company had $237.3 million in interest rate swaps at an average rate of 2.6% designated as cash flow hedges for $237.3 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last ten years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the recent credit or payment defaults on certain Puerto Rico government bonds, with additional defaults expected if the Puerto Rico government is unable to restructure its debts and/or access the capital markets to place new debt or refinance its upcoming maturities.  Also, the Company’s banking subsidiary has an outstanding $183.0 million credit facility to PREPA that is classified on non-accrual status, which now stands at $129.7 million, net of allowances. The Company recorded a $53.3 million loss provision for such credit facility in 2015.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of June 30, 2016, the Company had $624.5 million in repurchase agreements, excluding accrued interest, and $561.6 million in brokered deposits.

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

As of June 30, 2016, the Company had approximately $517.0 million in unrestricted cash and cash equivalents, $546.5 million in investment securities that are not pledged as collateral, and $895.0 million in borrowing capacity at the FHLB-NY available to cover liquidity needs.

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

The Company is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Chief Compliance Officer who reports to the CEO and the BSA Officer who reports to the Chief Risk Officer. The Chief Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, except for the Bank Secrecy Act/Anti-Money Laundering compliance program, which is overseen and implemented by the BSA Officer.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibit No.                                                                            Description of Document:

             10       Employment Agreement between the Company and José R. Fernández.

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 5, 2016
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: August 5, 2016
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: August 5, 2016
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer