Form 10-Q
period 2016-09-30
OFG BANCORP
filed 2016-11-04
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

 43,913,719  common shares ($1.00 par value per share) outstanding as of October 31, 2016

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

ITEM 1.     FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2016 AND DECEMBER 31, 2015

	September 30,	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$503,805	$532,010
Money market investments	5,460	4,699
Total cash and cash equivalents	509,265	536,709
Restricted cash	3,030	3,349
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2015 - $667)	380	288
Investment securities available-for-sale, at fair value, with amortized cost of $623,994 (December 31, 2015 - $955,646)	642,683	974,609
Investment securities held-to-maturity, at amortized cost, with fair value of $650,023 (December 31, 2015 - $614,679)	641,890	620,189
Federal Home Loan Bank (FHLB) stock, at cost	12,712	20,783
Other investments	3	3
Total investments	1,297,668	1,615,872
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	26,362	13,614
Other loans held-for-sale, at lower of cost or fair value	123,137	-
Loans, net of allowance for loan and lease losses of $119,012 (December 31, 2015 - $234,132)	4,149,466	4,420,599
Total loans	4,298,965	4,434,213
Other assets:
FDIC indemnification asset	16,670	22,599
Foreclosed real estate	45,740	58,176
Accrued interest receivable	17,966	20,637
Deferred tax asset, net	131,061	145,901
Premises and equipment, net	71,105	74,590
Customers' liability on acceptances	18,043	14,582
Servicing assets	8,393	7,455
Derivative assets	1,503	3,025
Goodwill	86,069	86,069
Other assets	86,635	75,972
Total assets	$6,592,113	$7,099,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,012,255	$1,862,572
Savings accounts	1,184,081	1,179,229
Time deposits	1,558,435	1,675,950
Total deposits	4,754,771	4,717,751
Borrowings:
Securities sold under agreements to repurchase	658,232	934,691
Advances from FHLB	105,944	332,476
Subordinated capital notes	36,083	102,633
Other borrowings	40	1,734
Total borrowings	800,299	1,371,534
Other liabilities:
Derivative liabilities	4,306	6,162
Acceptances executed and outstanding	18,043	14,582
Accrued expenses and other liabilities	89,760	92,043
Total liabilities	5,667,179	6,202,072
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding, (December 31, 2015 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares)
$25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2015 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued;
43,913,719 shares outstanding (December 31, 2015 - 52,625,869; 43,867,909)	52,626	52,626
Additional paid-in capital	540,692	540,512
Legal surplus	74,788	70,435
Retained earnings	169,858	148,886
Treasury stock, at cost, 8,712,150 shares (December 31, 2015 - 8,757,960 shares)	(104,874)	(105,379)
Accumulated other comprehensive income, net of tax of $43 (December 31, 2015 - $1,182)	15,844	13,997
Total stockholders’ equity	924,934	897,077
Total liabilities and stockholders’ equity	$6,592,113	$7,099,149
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Interest income:
Loans	$82,604	$97,264	$243,431	$285,251
Mortgage-backed securities	6,997	9,137	23,215	25,724
Investment securities and other	983	846	3,152	2,686
Total interest income	90,584	107,247	269,798	313,661
Interest expense:
Deposits	7,331	6,651	21,822	20,359
Securities sold under agreements to repurchase	4,272	7,605	14,629	22,163
Advances from FHLB and other borrowings	1,237	2,283	5,574	6,766
Subordinated capital notes	817	885	2,559	2,623
Total interest expense	13,657	17,424	44,584	51,911
Net interest income	76,927	89,823	225,214	261,750
Provision for loan and lease losses, net	23,469	51,579	51,703	109,311
Net interest income after provision for loan and lease losses	53,458	38,244	173,511	152,439
Non-interest income:
Banking service revenue	10,330	10,826	30,667	31,243
Wealth management revenue	6,526	6,885	19,719	21,325
Mortgage banking activities	1,421	992	3,300	4,717
Total banking and financial service revenues	18,277	18,703	53,686	57,285
Net impairment losses recognized in earnings	-	(246)	-	(246)
FDIC shared-loss expense, net	(3,296)	(2,079)	(10,745)	(38,408)
Reimbursement from FDIC shared-loss coverage in sale of loans	-	20,000	-	20,000
Net gain (loss) on:
Sale of securities	-	-	12,207	2,572
Derivatives	17	(208)	4	(223)
Early extinguishment of debt	-	-	(12,000)	-
Other non-interest income (loss)	5,217	(193)	5,721	(2,778)
Total non-interest income, net	20,215	35,977	48,873	38,202
Non-interest expense:
Compensation and employee benefits	19,191	21,015	58,006	60,455
Professional and service fees	3,744	4,000	10,881	12,324
Occupancy and equipment	7,484	8,556	23,413	26,075
Insurance	1,242	2,263	7,547	6,467
Electronic banking charges	5,077	5,496	15,613	16,714
Information technology expenses	1,862	1,364	5,124	4,360
Advertising, business promotion, and strategic initiatives	1,347	1,577	4,133	4,763
Foreclosure, repossession and other real estate expenses	5,279	16,601	13,250	32,384
Loan servicing and clearing expenses	2,804	1,976	6,811	6,923
Taxes, other than payroll and income taxes	2,385	2,649	7,386	6,831
Communication	617	774	2,017	2,234
Printing, postage, stationary and supplies	602	624	1,927	1,842
Director and investor relations	233	246	812	829
Other	3,059	1,949	6,688	7,658
Total non-interest expense	54,926	69,090	163,608	189,859
Income before income taxes	18,747	5,131	58,776	782
Income tax expense	3,627	562	15,146	2,310
Net income (loss)	15,120	4,569	43,630	(1,528)
Less: dividends on preferred stock	(3,465)	(3,465)	(10,396)	(10,396)
Net income (loss) available to common shareholders	$11,655	$1,104	$33,234	$(11,924)
Earnings (loss) per common share:
Basic	$0.27	$0.03	$0.76	(0.27)
Diluted	$0.26	$0.03	$0.76	(0.27)
Average common shares outstanding and equivalents	51,111	51,146	51,091	51,609
Cash dividends per share of common stock	$0.06	$0.10	$0.18	0.30
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)

Net income (loss)	$15,120	$4,569	$43,630	$(1,528)
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	(315)	3,958	12,049	(1,582)
Realized gain on investment securities included in net loss	-	-	(12,207)	(2,572)
Other-than-temporary impairment included in net income	-	246	-	246
Unrealized gain on cash flow hedges	853	119	1,504	2,190
Other comprehensive income (loss) before taxes	538	4,323	1,346	(1,718)
Income tax effect	(499)	(468)	501	163
Other comprehensive income (loss) after taxes	39	3,855	1,847	(1,555)
Comprehensive income (loss)	$15,159	$8,424	$45,477	$(3,083)

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine-Month Period Ended September 30,
	2016	2015
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	540,512	539,311
Stock-based compensation expense	1,014	1,213
Lapsed restricted stock units	(834)	(436)
Balance at end of period	540,692	540,088
Legal surplus:
Balance at beginning of period	70,435	70,467
Transfer from (to) retained earnings	4,353	(44)
Balance at end of period	74,788	70,423
Retained earnings:
Balance at beginning of period	148,886	181,152
Net income (loss)	43,630	(1,528)
Cash dividends declared on common stock	(7,909)	(13,298)
Cash dividends declared on preferred stock	(10,396)	(10,396)
Transfer (to) from legal surplus	(4,353)	44
Balance at end of period	169,858	155,974
Treasury stock:
Balance at beginning of period	(105,379)	(97,070)
Stock repurchased	-	(8,950)
Lapsed restricted stock units	505	641
Balance at end of period	(104,874)	(105,379)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	13,997	19,711
Other comprehensive income (loss), net of tax	1,847	(1,555)
Balance at end of period	15,844	18,156
Total stockholders’ equity	$924,934	$907,888

See notes to unaudited consolidated financial statements

OFG BANCORP

  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

	Nine-Month Period Ended September 30,
	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$43,630	$(1,528)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	2,849	2,515
Amortization of fair value premiums, net of discounts, on acquired loans	39	2,972
Amortization of investment securities premiums, net of accretion of discounts	6,541	9,312
Amortization of core deposit and customer relationship intangibles	1,258	1,429
Amortization of fair value premiums on acquired deposits	268	569
FDIC shared-loss expense, net	10,745	38,408
Other-than-temporary impairment on securities	-	246
Reimbursement from the FDIC shared-loss coverage in sale of loans	-	(20,000)
Depreciation and amortization of premises and equipment	7,229	8,538
Deferred income tax expense (benefit), net	15,176	(1,329)
Provision for loan and lease losses, net	51,703	109,311
Stock-based compensation	1,014	1,213
(Gain) loss on:
Sale of securities	(12,207)	(2,572)
Sale of mortgage loans held-for-sale	(1,294)	(2,595)
Derivatives	78	(26)
Early extinguishment of debt	12,000	-
Foreclosed real estate	10,580	30,608
Sale of other repossessed assets	(1,498)	4,585
Sale of premises and equipment	12	193
Originations of loans held-for-sale	(134,189)	(165,333)
Proceeds from sale of mortgage loans held-for-sale	51,238	76,953
Net (increase) decrease in:
Trading securities	(92)	1,011
Accrued interest receivable	2,671	2,720
Servicing assets	(938)	544
Other assets	(13,394)	(18,263)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,013)	(745)
Accrued expenses and other liabilities	(5,594)	(11,923)
Net cash provided by operating activities	46,812	66,813
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(676)	(3,747)
Investment securities held-to-maturity	(81,261)	(458,229)
FHLB stock	(20,398)	-
Maturities and redemptions of:
Investment securities available-for-sale	112,444	187,052
Investment securities held-to-maturity	56,058	24,753
FHLB stock	28,469	365
Proceeds from sales of:
Investment securities available-for-sale	300,483	103,831
Foreclosed real estate and other repossessed assets, including write-offs	36,983	63,959
Proceeds from sale of loans held-for-investment	1,149	30,669
Premises and equipment	48	(76)
Mortgage servicing rights	-	5,927
Origination and purchase of loans, excluding loans held-for-sale	(555,658)	(611,815)
Principal repayment of loans, including covered loans	616,518	722,579
Reimbursements from the FDIC on shared-loss agreements	824	46,356
Additions to premises and equipment	(3,804)	(3,402)
Net change in restricted cash	319	4,058
Net cash provided by investing activities	491,498	112,280

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTHS PERIODS ENDED SEPTEMBER 30, 2016 AND 2015 – (CONTINUED)

	Nine-Month Period Ended September 30,
	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	35,449	(211,637)
Securities sold under agreements to repurchase	(287,865)	20,717
FHLB advances, federal funds purchased, and other borrowings	(228,157)	(3,676)
Subordinated capital notes	(66,550)	787
Exercise of stock options and restricted units lapsed, net	(329)	204
Purchase of treasury stock	-	(8,950)
Dividends paid on preferred stock	(10,396)	(10,396)
Dividends paid on common stock	(7,906)	(13,373)
Net cash used in financing activities	$(565,754)	$(226,324)
Net change in cash and cash equivalents	(27,444)	(47,231)
Cash and cash equivalents at beginning of period	536,709	573,427
Cash and cash equivalents at end of period	$509,265	$526,196
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$44,316	$51,471
Income taxes paid	$7,389	$10,598
Mortgage loans securitized into mortgage-backed securities	$71,315	$87,609
Transfer from loans to foreclosed real estate and other repossessed assets	$32,535	$56,510
Reclassification of loans held-for-investment to loans held-for-sale	$123,137	$1,453
Reclassification of loans held-for-sale to loans held-for-investment	$182	$156

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

Recent Accounting Developments

In August 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance that addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The amendments in this update apply to all entities, including both business entities and not-for-profit entities that are required to present a statement of cash flows under Topic 230.  The amendments in this update clarifies whether the following items should be categorized as operating, investing or financing in the statement of cash flows: (i) debt prepayments and extinguishment costs, (ii) settlement of zero-coupon debt, (iii) settlement of contingent consideration, (iv) insurance proceeds, (v) settlement of corporate-owned life insurance (COLI) and bank-owned life insurance (BOLI) policies, (vi) distributions from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) receipts and payments with aspects of more than one class of cash flows. The new guidance is effective on January 1, 2018. The Company does not expect the new accounting guidance to have a material impact on its statement of cash flows.

In June 2016, the FASB issued new accounting guidance that will require the earlier recognition of credit losses on loans and other financial instruments based on an expected loss model, replacing the incurred loss model that is currently in use. Under the new guidance, an entity will measure all expected credit losses for financial instruments held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. The expected loss model will apply to loans and leases, unfunded lending commitments, held-to-maturity (HTM) debt securities and other debt instruments measured at amortized cost. The impairment model for available-for-sale (AFS) debt securities will require the recognition of credit losses through a valuation allowance when fair value is less than amortized cost, regardless of whether the impairment is considered to be other-than-temporary. The new guidance is effective on January 1, 2020, with early adoption permitted on January 1, 2019. The Company is in the process of evaluating the impact of the provisions of this new accounting guidance.

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

In February 2016, the FASB issued new accounting guidance that requires substantially all leases to be recorded as assets and liabilities on the balance sheet. This new accounting guidance is effective on January 1, 2019, with early adoption permitted. Upon adoption, the Company will record a right of use asset and a lease payment obligation associated with arrangements previously accounted for as operating leases. The Company is in the process of evaluating the impact of the provisions of this new accounting guidance on its consolidated financial position.

In January 2016, the FASB issued new accounting guidance on recognition and measurement of financial instruments. The new guidance makes targeted changes to existing Generally Accepted Accounting Principles (GAAP) including, among other provisions, requiring certain equity investments to be measured at fair value with changes in fair value reported in earnings and requiring changes

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

in instrument-specific credit risk. The new guidance is effective on January 1, 2018. The Company does not expect the provisions of this new accounting guidance to have a material impact on its consolidated financial position or results of operations.

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

At September 30, 2016 and December 31, 2015, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties. At September 30, 2016 and December 31, 2015, the Company had delivered $2.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At September 30, 2016 and December 31, 2015, the Company delivered as collateral cash amounting to $1.1 million and $1.4 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2016 was $157.5 million (December 31, 2015 - $148.3 million). At September 30, 2016 and December 31, 2015, the Bank complied with such requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2016 and December 31, 2015, money market instruments included as part of cash and cash equivalents amounted to $5.5 million and $4.7 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$376,242	$13,365	$-	$389,607	2.60%
GNMA certificates	125,188	5,797	-	130,985	3.02%
CMOs issued by US government-sponsored agencies	111,808	398	370	111,836	1.88%
Total mortgage-backed securities	613,238	19,560	370	632,428	2.56%
Investment securities
Obligations of US government-sponsored agencies	4,170	-	5	4,165	1.37%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	607	4,073	5.55%
Other debt securities	1,906	111	-	2,017	2.94%
Total investment securities	10,756	111	612	10,255	3.47%
Total securities available for sale	$623,994	$19,671	$982	$642,683	2.57%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$616,883	8,141	18	625,006	2.17%
Investment securities
US Treasury securities	25,007	10	-	25,017	0.49%
Total securities held to maturity	641,890	8,151	18	650,023	2.11%
Total	$1,265,884	$27,822	$1,000	$1,292,706	2.34%

	December 31, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$735,363	$25,791	$1,509	$759,645	2.97%
GNMA certificates	57,129	1,366	-	58,495	3.19%
CMOs issued by US government-sponsored agencies	137,787	27	2,741	135,073	1.85%
Total mortgage-backed securities	930,279	27,184	4,250	953,213	2.82%
Investment securities
Obligations of US government-sponsored agencies	5,122	-	29	5,093	1.36%
Obligations of Puerto Rico government and political subdivisions	17,801	-	4,070	13,731	6.24%
Other debt securities	2,444	128	-	2,572	2.98%
Total investment securities	25,367	128	4,099	21,396	4.94%
Total securities available-for-sale	$955,646	$27,312	$8,349	$974,609	2.87%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	595,157	426	5,865	589,718	2.24%
Investment securities
US Treasury securities	25,032	-	71	24,961	0.49%
Total securities held to maturity	620,189	426	5,936	614,679	2.17%
Total	$1,575,835	$27,738	$14,285	$1,589,288	2.60%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at September 30, 2016, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$11,294	$11,629	$-	$-
Total due from 1 to 5 years	11,294	11,629	-	-
Due from 5 to 10 years
CMOs issued by US Government-sponsored agencies	2,244	2,245	-	-
FNMA and FHLMC certificates	27,173	27,837	-	-
Total due from 5 to 10 years	29,417	30,082	-	-
Due after 10 years
FNMA and FHLMC certificates	337,775	350,141	616,883	625,006
GNMA certificates	125,188	130,985	-	-
CMOs issued by US government-sponsored agencies	109,564	109,591	-	-
Total due after 10 years	572,527	590,717	616,883	625,006
Total mortgage-backed securities	613,238	632,428	616,883	625,006
Investment securities
US Treasury securities	-	-	25,007	25,017
Total due in less than one year	-	-	25,007	25,017
Due from 1 to 5 years
Obligations of Puerto Rico government and public instrumentalities	4,680	4,073	-	-
Total due from 1 to 5 years	4,680	4,073	-	-
Due from 5 to 10 years
Obligations of US government and sponsored agencies	4,170	4,165	-	-
Other debt securities	1,906	2,017	-	-
Total due from 5 to 10 years	6,076	6,182	-	-
Total investment securities	10,756	10,255	25,007	25,017
Total securities available-for-sale and held-to-maturity	$623,994	$642,683	$641,890	$650,023

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the nine-month period ended September 30, 2016, the Company retained securitized Government National Mortgage Association ("GNMA") pools totaling $71.8 million amortized cost, at a yield of 2.99% from its own originations. Previously, the Company was selling all securitized GNMA pools. The GNMA pools were sold until June 2015. During the first half of 2015, the Company sold $63.5 million of available-for-sale GNMA certificates as part of its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period.

During the nine-month period ended September 30, 2016, the Company sold $277.2 million of mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and  recorded a net gain on sale of securities of $12.2 million. Among the 2016 sales, the Company sold all but one of the Puerto Rico government bonds it held. The Company had other-than-temporary impairment charges on such securities sold totaling $1.5 million during the second half of 2015. During the nine-month period ended September 30, 2015, the Company sold $101.3 million of mortgage-backed securities and recorded a net gain on sale of securities of $2.6 million. The table below presents the gross realized gains and gross realized losses by category for such periods.

	Nine-Month Period Ended September 30, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$293,505	$277,181	$16,324	$-
Investment securities
Obligations of Puerto Rico government and public instrumentalities	6,978	11,095	-	4,117
Total	$300,483	$288,276	$16,324	$4,117

	Nine-Month Period Ended September 30, 2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,736	$2,571	$-
GNMA certificates	63,524	63,523	1	-
Total	$103,831	$101,259	$2,572	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	September 30, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$37,579	$320	$37,259
Obligations of Puerto Rico government and public instrumentalities	4,680	607	4,073
	$42,259	$927	$41,332

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	13,181	50	13,131
Obligations of US government and sponsored agencies	4,170	5	4,165
Securities held to maturity
FNMA and FHLMC certificates	21,240	18	21,222
	$38,591	$73	$38,518
	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$50,760	$370	$50,390
Obligations of Puerto Rico Government and political subdivisions	4,680	607	4,073
Obligations of US government and sponsored agencies	4,170	5	4,165
Securities held to maturity
FNMA and FHLMC certificates	21,240	18	21,222
	$80,850	$1,000	$79,850

At September 30, 2016 there were no securities held-to-maturity in a continuous unrealized loss position for twelve months or more.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Most of the investments ($76.2 million, amortized cost, or 94%) with an unrealized loss position at September 30, 2016 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investments ($4.7 million, amortized cost, or 6%) with an unrealized loss position at September 30, 2016 consist of obligations issued or guaranteed by the government of Puerto Rico and its public instrumentalities. The decline in the market value of this security is mainly attributed to an increase in volatility as a result of changes in market conditions that reflect the significant economic and fiscal challenges that Puerto Rico is facing, including the government's credit default, a protracted economic recession, sizable government debt-service obligations and structural budget deficits, high unemployment and a shrinking population.

The only obligation issued or guaranteed by the government of Puerto Rico and its instrumentalities held at the end of the third quarter of 2016 by the Company was the Puerto Rico Highways and Transportation Authority (“PRHTA”) – Teodoro Moscoso Bridge revenue bond. The pledged income of this bond comes from gross revenues from Teodoro Moscoso Bridge operations. Although PRHTA is included in the Puerto Rico Governor's executive order of November 30, 2015 ordering the '"clawback" of certain government revenues, the toll bridge revenues for the repayment of such bonds were not subject to the “clawback." All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond with a principal amount of  $4.6 million had an aggregate fair value of $4.1 million at September 30, 2016 (87% of the bond's cost). The discounted cash flow analysis for the investments showed a cumulative default probability at maturity of 8.9%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of September 30, 2016. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. On July 1, 2016, the Company received the scheduled principal payment of $2.0 million. The next payment is due on July 1, 2017. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the quarter ended September 30, 2016.

As of September 30, 2016, the Company applied a discounted cash flow analysis to the bond guaranteed by the government of Puerto Rico to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of these investments was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investments, and included the following components:

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

The following table presents a roll-forward of credit-related impairment losses recognized in earnings for the nine-month period ended September 30, 2016 and 2015 on available-for-sale securities:

	Nine-Month Period Ended September 30,
	2016	2015

Balance at beginning of period	$1,490	$-
Reductions for securities sold during the period (realized)	(1,490)	-
Additions from credit losses recognized on available-for-sale securities that had no previous impairment losses	-	246
Balance at end of period	$-	$246

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

The Company’s loan portfolio held for investment is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-share coverage related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. Notwithstanding the expiration of loss share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-sharing agreement. Pursuant to such agreement, and as further discussed below, the FDIC agreed to and paid $20 million in loss share coverage with respect to the aggregate loss resulting from any portfolio sale within 120 days of the agreement. This sale was completed on September 28, 2015. Covered loans are no longer a material amount. Therefore, the Company changed its loan disclosures during 2015. Loans held for sale are presented separately.

The coverage for the single family residential loans will expire on June 30, 2020. At September 30, 2016, the remaining covered loans, amounting to $62.8 million, net carrying amount ($75.0 million gross amount), are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At December 31, 2015, covered loans amounted to $67.2 million, net carrying amount ($92.3 million gross amount). Interest income recognized for covered loans during the nine-month periods ended September 30, 2016 and 2015 was $6.4 million and $31.4 million, respectively. The decrease in interest income recognized for covered loans is mainly due to the expiration of the FDIC loss-share coverage related to commercial and other-non single family residential loans on June 30, 2015.

Effective June 30, 2016, pursuant to supervisory direction, the Company changed the purchase credit impaired policy for all loans accounted for under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the acquired pools. The revised policy was implemented prospectively due to the immaterial impact of retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discounting expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy during the second quarter of 2016 resulted in the de-recognition of $8.9 million and $73.1 million in the recorded investment balance and associated allowance for loans that had exited the pools, for acquired BBVAPR loans and acquired Eurobank loans, respectively, with no impact to the provision for loan and lease losses. Refer to Note 5 Allowances for Loan and Lease Losses.

During the third quarter of 2016, the Company entered into an agreement to sell its outstanding $200.0 million participation in the Puerto Rico Electric Power Authority ("PREPA") line of credit for $123.5 million, slightly lower than the adjusted book balance, net of reserves. As a result of this transaction, the Company recognized a $56.2 million charge-off and $2.9 million provision for loan and lease losses during the quarter ended September 30, 2016. At September 30, 2016, this line of credit was reported as other loans held for sale, at fair value of $123.1 million. The sale transaction settled on October 7, 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The composition of the Company’s loan portfolio at September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$735,367	$757,828
Commercial (c)	1,267,177	1,441,649
Consumer	278,666	242,950
Auto and leasing	730,589	669,163
	3,011,799	3,111,590
Allowance for loan and lease losses on originated and other loans and leases	(62,168)	(112,626)
	2,949,631	2,998,964
Deferred loan costs, net	5,421	4,203
Total originated and other loans loans held for investment, net	2,955,052	3,003,167

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,755	7,457
Consumer	34,215	38,385
Auto	64,393	106,911
	104,363	152,753
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20 (b)	(4,213)	(5,542)
	100,150	147,211

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy) (a)
Mortgage	579,769	608,294
Commercial	230,163	287,311
Construction	71,436	88,180
Consumer	5,768	11,843
Auto	100,475	153,592
	987,611	1,149,220
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(29,819)	(25,785)
	957,792	1,123,435
Total acquired BBVAPR loans, net	1,057,942	1,270,646
Acquired Eurobank loans: (a)
Loans secured by 1-4 family residential properties	75,043	92,273
Commercial and construction	82,753	142,377
Consumer	1,488	2,314
Total Eurobank loans	159,284	236,964
Allowance for loan and lease losses on Eurobank loans (b)	(22,812)	(90,178)
Total Eurobank loans, net	136,472	146,786
Total acquired loans, net	1,194,414	1,417,432
Total held for investment, net	4,149,466	4,420,599
Mortgage loans held for sale	26,362	13,614
Other loans held for sale (c)	123,137	-
Total loans, net	$4,298,965	$4,434,213
(a) Current period amounts have been re-measured using the revised de-recognition policy for purchased credit impaired loans implemented in the second quarter of 2016.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans implemented during the second quarter of 2016.

(c) During the third quarter of 2016, the Company entered into an agreement to sell its outstanding participation in the PREPA line of credit. At September 30, 2016 this line of credit was reported as other loans held for sale, at fair value of $123.1 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of September 30, 2016 and December 31, 2015 by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$190	$1,607	$3,388	$5,185	$92	$47,169	$52,446	$114
Years 2003 and 2004	249	4,271	6,142	10,662	332	81,915	92,909	-
Year 2005	123	1,810	3,930	5,863	202	44,617	50,682	-
Year 2006	781	3,434	7,045	11,260	321	60,358	71,939	-
Years 2007, 2008 and 2009	929	2,182	11,283	14,394	46	66,407	80,847	569
Years 2010, 2011, 2012, 2013	452	2,777	10,497	13,726	-	129,710	143,436	571
Years 2014, 2015 and 2016	-	430	1,150	1,580	47	102,789	104,416	-
	2,724	16,511	43,435	62,670	1,040	532,965	596,675	1,254
Non-traditional	-	301	5,002	5,303	-	19,036	24,339	-
Loss mitigation program	10,908	6,571	18,315	35,794	2,704	65,918	104,416	2,120
	13,632	23,383	66,752	103,767	3,744	617,919	725,430	3,374
Home equity secured personal loans	-	-	-	-	-	339	339	-
GNMA's buy-back option program	-	-	9,598	9,598	-	-	9,598	-
Total mortgage	13,632	23,383	76,350	113,365	3,744	618,258	735,367	3,374
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	240,458	240,458	-
Institutional	-	-	-	-	1,495	27,265	28,760	-
Middle market	-	205	3,114	3,319	1,406	232,088	236,813	-
Retail	672	707	6,477	7,856	3,710	236,983	248,549	-
Floor plan	-	-	-	-	-	2,793	2,793	-
Real estate	-	-	-	-	-	15,783	15,783	-
	672	912	9,591	11,175	6,611	755,370	773,156	-
Other commercial and industrial:
Corporate	-	-	-	-	-	126,325	126,325	-
Institutional	500	-	-	500	1,345	172,988	174,833	-
Middle market	-	-	-	-	1,350	85,349	86,699	-
Retail	1,112	311	1,060	2,483	210	71,252	73,945	-
Floor plan	670	-	119	789	-	31,430	32,219	-
	2,282	311	1,179	3,772	2,905	487,344	494,021	-
Total commercial	2,954	1,223	10,770	14,947	9,516	1,242,714	1,267,177	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	486	264	510	1,260	-	24,204	25,464	-
Overdrafts	12	3	3	18	-	178	196	-
Personal lines of credit	38	18	37	93	-	2,199	2,292	-
Personal loans	2,154	1,657	926	4,737	778	229,480	234,995	-
Cash collateral personal loans	162	2	30	194	-	15,525	15,719	-
Total consumer	2,852	1,944	1,506	6,302	778	271,586	278,666	-
Auto and leasing	46,564	18,738	8,407	73,709	115	656,765	730,589	-
Total	$66,002	$45,288	$97,033	$208,323	$14,153	$2,789,323	$3,011,799	$3,374

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

At September 30, 2016 and December 31, 2015, the Company had carrying balances of $136.8 million and $334.6 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All loans granted to the Puerto Rico government were current at September 30, 2016 and December 31, 2015.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of September 30, 2016 and December 31, 2015, by class of loans:

	September 30, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$150	$150	$-	$-	$150	$-
Floor plan	969	-	227	1,196	-	1,286	2,482	-
	969	-	377	1,346	-	1,286	2,632	-
Other commercial and industrial
Retail	67	56	78	201	-	2,919	3,120	-
Floor plan	-	-	3	3	-	-	3	-
	67	56	81	204	-	2,919	3,123	-
	1,036	56	458	1,550	-	4,205	5,755	-
Consumer
Credit cards	827	443	641	1,911	-	29,452	31,363	-
Personal loans	95	15	62	172	-	2,680	2,852	-
	922	458	703	2,083	-	32,132	34,215	-
Auto	4,321	1,608	739	6,668	4	57,721	64,393	-
Total	$6,279	$2,122	$1,900	$10,301	$4	$94,058	$104,363	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2016 and December 31, 2015 is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Contractual required payments receivable (a)	$1,716,721	$1,945,098
Less: Non-accretable discount	367,754	434,190
Cash expected to be collected	1,348,967	1,510,908
Less: Accretable yield	361,356	361,688
Carrying amount, gross	987,611	1,149,220
Less: allowance for loan and lease losses (b)	29,819	25,785
Carrying amount, net	$957,792	$1,123,435
(a) Current period amounts have been re-measured using the revised de-recognition policy for purchased credit impaired loans implemented in the second quarter of 2016.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans implemented during the second quarter of 2016.

At September 30, 2016 and December 31, 2015, the Company had $65.6 million and $80.9 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30, 2016
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$283,823	$37,059	$15,248	$14,103	$4,885	$355,118
Accretion	(8,197)	(5,201)	(1,485)	(3,107)	(662)	(18,652)
Change in expected cash flows	(1)	1,764	(1)	618	(241)	2,139
Transfer from (to) non-accretable discount	24,056	(1,296)	283	(525)	233	22,751
Balance at end of period	$299,681	$32,326	$14,045	$11,089	$4,215	$361,356

Non-Accretable Discount Activity:
Balance at beginning of period	$336,153	$10,582	$7,419	$22,121	$18,225	$394,500
Change in actual and expected losses	(2,591)	(1,215)	(1)	(309)	121	(3,995)
Transfer (to) from accretable yield	(24,056)	1,296	(283)	525	(233)	(22,751)
Balance at end of period	$309,506	$10,663	$7,135	$22,337	$18,113	$367,754

	Nine-Month Period Ended September 30, 2016
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$268,794	$45,411	$19,615	$21,578	$6,290	$361,688
Accretion	(24,798)	(16,312)	(4,661)	(10,934)	(2,470)	(59,175)
Change in expected cash flows	(1)	4,954	(209)	1,249	(242)	5,751
Transfer from (to) non-accretable discount	55,686	(1,727)	(700)	(804)	637	53,092
Balance at end of period	$299,681	$32,326	$14,045	$11,089	$4,215	$361,356

Non-Accretable Discount Activity:
Balance at beginning of period	$374,772	$11,781	$6,764	$22,039	$18,834	$434,190
Change in actual and expected losses	(9,580)	(2,845)	(329)	(506)	(84)	(13,344)
Transfer (to) from accretable yield	(55,686)	1,727	700	804	(637)	(53,092)
Balance at end of period	$309,506	$10,663	$7,135	$22,337	$18,113	$367,754

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$275,880	$71,563	$24,613	$31,531	$8,461	$412,048
Accretion	(8,614)	(12,693)	(2,719)	(5,463)	(1,207)	(30,696)
Change in actual and expected losses	-	6,134	1,396	(1)	(1)	7,528
Transfer from (to) non-accretable discount	75	(6,450)	(4,075)	148	35	(10,267)
Balance at end of period	$267,341	$58,554	$19,215	$26,215	$7,288	$378,613

Non-Accretable Discount Activity:
Balance at beginning of period	$389,107	$10,770	$6,994	$23,690	$19,356	$449,917
Change in actual and expected losses	(2,184)	(12,090)	(2,937)	(555)	(315)	(18,081)
Transfer (to) from accretable yield	(75)	6,450	4,075	(148)	(35)	10,267
Balance at end of period	$386,848	$5,130	$8,132	$22,987	$19,006	$442,103

	Nine-Month Period Ended September 30, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(26,414)	(33,049)	(8,672)	(18,614)	(3,420)	(90,169)
Change in actual and expected losses	-	6,134	1,396	(1)	(1)	7,528
Transfer (to) from non-accretable discount	(4,609)	24,273	662	(9,168)	4,150	15,308
Balance at end of period	$267,341	58,554	19,215	26,215	7,288	378,613

Non-Accretable Discount Activity:
Balance at beginning of period	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(7,600)	6,334	5,308	(2,396)	(862)	784
Transfer from (to) accretable yield	4,609	(24,273)	(662)	9,168	(4,150)	(15,308)
Balance at end of period	$386,848	$5,130	$8,132	$22,987	$19,006	$442,103

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at September 30, 2016 and December 31, 2015 is as follows:

	September 30	December 31
	2016	2015
	(In thousands)
Contractual required payments receivable (a)	$243,873	$342,511
Less: Non-accretable discount	7,934	21,156
Cash expected to be collected	235,939	321,355
Less: Accretable yield	76,655	84,391
Carrying amount, gross	159,284	236,964
Less: Allowance for loan and lease losses (b)	22,812	90,178
Carrying amount, net	$136,472	$146,786
(a) Current period amounts have been re-measured using the revised de-recognition policy for purchased credit impaired loans implemented in the second quarter of 2016.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans implemented during the second quarter of 2016.

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$48,336	$29,142	$2,204	$-	$-	$79,682
Accretion	(2,217)	(6,570)	-	(62)	(490)	(9,339)
Change in expected cash flows	646	1,719	(8)	62	490	2,909
Transfer from (to) non-accretable discount	3,737	(188)	(146)	-	-	3,403
Balance at end of year	$50,502	$24,103	$2,050	$-	$-	$76,655

Non-Accretable Discount Activity:
Balance at beginning of period	$11,555	$-	$-	$-	$-	$11,555
Change in actual and expected losses	(845)	617	10	-	-	(218)
Transfer from (to) accretable yield	(3,737)	188	146	-	-	(3,403)
Balance at end of period	$6,973	$805	$156	$-	$-	$7,934

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$-	$3,212	$84,391
Accretion	(6,746)	(15,193)	(47)	(60)	(1,751)	(23,797)
Change in expected cash flows	1,432	14,431	(31)	(15)	(1,456)	14,361
Transfer from (to) non-accretable discount	3,862	(2,105)	(127)	75	(5)	1,700
Balance at end of period	$50,502	$24,103	$2,050	$-	$-	$76,655

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected losses	(2,034)	(1,300)	29	75	(8,292)	(11,522)
Transfer (to) from accretable yield	(3,862)	2,105	127	(75)	5	(1,700)
Balance at end of period	$6,973	$805	$156	$-	$-	$7,934

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$55,806	$27,473	$18,349	$1,103	$1,910	$104,641
Accretion	(3,543)	(10,100)	(1,446)	(711)	(214)	(16,014)
Change in expected cash flows	4,320	43,775	(10,749)	270	118	37,734
Transfer from non-accretable discount	(2,188)	(30,400)	175	307	1,603	(30,503)
Balance at end of period	$54,395	$30,748	$6,329	$969	$3,417	$95,858

Non-Accretable Discount Activity:
Balance at beginning of period	$11,402	$-	$-	$-	$9,730	$21,132
Change in actual and expected losses	(8)	(30,400)	175	307	(34)	(29,960)
Transfer to accretable yield	2,188	30,400	(175)	(307)	(1,603)	30,503
Balance at end of period	$13,582	$-	$-	$-	$8,093	$21,675

	Nine-Month Period Ended September 30, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$47,636	$37,919	$20,753	$2,479	$1,072	$109,859
Accretion	(10,337)	(28,002)	(2,470)	(3,040)	(427)	(44,276)
Change in Expected Cash Flows	4,320	43,775	(10,749)	270	118	37,734
Transfer from (to) non-accretable discount	12,776	(22,944)	(1,205)	1,260	2,654	(7,459)
Balance at end of period	$54,395	$30,748	$6,329	$969	$3,417	$95,858

Non-Accretable Discount Activity:
Balance at beginning of period	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected cash flows	(990)	(47,408)	(1,205)	1,260	149	(48,194)
Transfer (to) from accretable yield	(12,776)	22,944	1,205	(1,260)	(2,654)	7,459
Balance at end of period	$13,582	$-	$-	$-	$8,093	$21,675

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,436	$3,786
Years 2003 and 2004	6,474	5,737
Year 2005	4,367	3,627
Year 2006	7,412	8,189
Years 2007, 2008 and 2009	10,931	14,625
Years 2010, 2011, 2012, 2013	10,059	10,588
Years 2014, 2015 and 2016	1,197	663
	43,876	47,215
Non-traditional	5,002	5,092
Loss mitigation program	21,485	20,172
	70,363	72,479
Home equity loans, secured personal loans	-	64
	70,363	72,543
Commercial
Commercial secured by real estate
Middle market	4,726	12,729
Retail	11,040	8,726
	15,766	21,455
Other commercial and industrial
Institutional	1,845	190,290
Middle market	1,350	1,565
Retail	2,101	1,932
Floor plan	790	39
	6,086	193,826
	21,852	215,281
Consumer
Credit cards	510	369
Personal lines of credit	37	100
Personal loans	1,890	1,146
Cash collateral personal loans	30	16
	2,467	1,631
Auto and leasing	9,477	8,418
Total non-accrual originated loans	$104,159	$297,873

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2016	2015
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$150	$228
Floor plan	227	467
	377	695
Other commercial and industrial
Retail	78	178
Floor plan	3	7
	81	185
	458	880
Consumer
Credit cards	641	489
Personal loans	62	46
	703	535
Auto	777	831
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,938	2,246
Total non-accrual loans	$106,097	$300,119

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses or are accounted for under the cost recovery method.

Delinquent residential mortgage loans insured or guaranteed under applicable Federal Housing Administration ("FHA") and U.S. Department of Veterans Affairs ("VA") programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 18 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans. In addition, these loans are excluded from the impairment analysis.

During the first quarter of 2015, the participation in the PREPA line of credit was classified as non-accrual. At December 31, 2015, this participation had an unpaid principal balance of $190.3 million. During the third quarter of 2016, the Company agreed to sell its participation with a settlement on October 7, 2016. Therefore, at September 30, 2016 this line of credit was reported as other loans held for sale, at fair value of $123.1 million.

At September 30, 2016 and December 31, 2015, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $100.3 million and $93.6 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $36.6 million and $235.8 million at September 30, 2016 and December 31, 2015, respectively. Impaired commercial loans at December 31, 2015 included the PREPA line of credit with an unpaid principal balance of $190.3 million. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The valuation allowance for impaired commercial loans amounted to $5.6 million at September 30, 2016 and $55.9 million at December 31, 2015.  The valuation allowance for impaired commercial loans at December 31, 2015 included $53.3 million of specific allowance for PREPA. The total investment in impaired mortgage loans was $92.3 million and $90.0 million at September 30, 2016 and December 31, 2015, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The valuation allowance for impaired mortgage loans amounted to $8.7 million at September 30, 2016 and $9.2 million at December 31, 2015.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$16,915	$14,949	$5,572	38%
Residential impaired and troubled-debt restructuring	100,390	92,343	8,725	9%
Impaired loans with no specific allowance:
Commercial	27,908	21,420	-	0%
Total investment in impaired loans	$145,213	$128,712	$14,297	11%

	December 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$210,718	$199,366	$55,947	28%
Residential impaired and troubled-debt restructuring	97,424	89,973	9,233	10%
Impaired loans with no specific allowance
Commercial	42,110	35,928	-	0%
Total investment in impaired loans	$350,252	$325,267	$65,180	20%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans

Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$251	$230	$-	0%
Total investment in impaired loans	$251	$230	$-	0%

	December 31, 2015
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$486	$474	$-	0%
Total investment in impaired loans	$486	$474	$-	0%

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance: (a)(b)
Mortgage	$608,751	$579,770	$2,664	0%
Commercial	168,980	164,061	17,878	11%
Construction	52,775	51,271	4,120	8%
Auto	107,358	100,475	5,157	5%
Total investment in impaired loan pools	$937,864	$895,577	$29,819	3%
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans implemented in the second quarter of 2016.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized due to the revision in the derecognition policy for these loans implemented during the second quarter of 2016.

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

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of September 30, 2016 and December 31, 2015 are as follows:

	September 30, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance: (a)(b)
Loans secured by 1-4 family residential properties	$83,216	$70,337	$12,268	17%
Commercial and construction	57,889	53,445	10,544	20%
Consumer	-	1,488	-	0%
Total investment in impaired loan pools	$141,105	$125,270	$22,812	18%
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans implemented in the second quarter of 2016.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized due to the revision in the derecognition policy for these loans implemented during the second quarter of 2016.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30,
	2016		2015
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$162	$73,729	$37	$207,610
Residential troubled-debt restructuring	765	91,345	788	90,278
Impaired loans with no specific allowance
Commercial	259	62,946	365	31,159
	1,186	228,020	1,190	329,047
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$15	$323	$-	$-
Impaired loans with no specific allowance
Commercial	-	952	-	1,077
Total interest income from impaired loans	$1,201	$229,295	$1,190	$330,124

	Nine-Month Period Ended September 30,
	2016		2015
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$202	$155,094	$73	$166,633
Residential troubled-debt restructuring	2,321	90,881	2,381	90,903
Impaired loans with no specific allowance
Commercial	749	42,050	727	74,247
Total interest income from impaired loans	$3,272	$288,025	$3,181	$331,783

Aquired loans accounted for under SC 310-20:
Impaired loans with specific allowance
Commercial	$45	$108	$-	$-
Impaired loans with no specific allowance
Commercial	-	736	-	1,641
Total interest income from impaired loans	$3,317	$288,869	$3,181	$333,424

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the quarters and nine-month periods ended September 30, 2016 and 2015.

	Quarter Ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	20	$2,737	6.28%	297	$2,768	4.72%	387
Commercial	5	7,352	5.31%	65	7,352	5.89%	130
Consumer	20	183	14.73%	72	210	12.72%	54

	Nine-Month Period Ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	72	$9,558	6.00%	347	$9,284	4.69%	462
Commercial	13	8,675	5.53%	63	8,676	5.95%	120
Consumer	67	739	13.63%	74	813	11.12%	67

	Quarter Ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	30	$3,846	6.34%	338	$3,992	4.45%	180
Commercial	3	1,001	6.50%	12	8,511	3.19%	12
Consumer	27	170	12.41%	70	400	12.32%	52

	Nine-Month Period Ended September 30, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	127	$15,455	5.07%	346	$15,586	4.21%	306
Commercial	7	5,534	6.77%	67	13,045	4.52%	57
Consumer	59	567	13.87%	71	840	13.33%	60
Auto	1	64	12.95%	72	65	12.95%	72

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2016 and 2015:

	Twelve-Month Period Ended September 30,
	2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	23	$3,437	49	$5,396
Commercial	2	$157	-	$-
Consumer	7	$68	8	$177
Auto	-	$-	1	$64

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	September 30, 2016
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$240,458	$225,559	$14,899	$-	$-	$-
Institutional	28,760	25,745	-	-	-	3,015
Middle market	236,813	200,191	23,628	517	-	12,477
Retail	248,549	224,865	6,486	4,435	-	12,763
Floor plan	2,793	1,824	-	-	-	969
Real estate	15,783	15,783	-	-	-	-
	773,156	693,967	45,013	4,952	-	29,224
Other commercial and industrial:
Corporate	126,325	126,325	-	-	-	-
Institutional	174,833	172,749	239	-	-	1,845
Middle market	86,699	80,606	4,582	161	-	1,350
Retail	73,945	68,670	863	1,328	-	3,084
Floor plan	32,219	27,396	3,876	81	-	866
	494,021	475,746	9,560	1,570	-	7,145
Total	1,267,177	1,169,713	54,573	6,522	-	36,369
Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	150	-	-	150	-	-
Floor plan	2,482	1,899	356	-	-	227
	2,632	1,899	356	150	-	227
Other commercial and industrial:
Retail	3,120	3,096	-	24	-	-
Floor plan	3	-	-	-	-	3
	3,123	3,096	-	24	-	3
Total	5,755	4,995	356	174	-	230
Total	$1,272,932	$1,174,708	$54,929	$6,696	$-	$36,599

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2016 and December 31, 2015, the Company had outstanding credit facilities held for investment of approximately $202.4 million and $415.4 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, included within the portfolios of originated and other loans and acquired BBVAPR loans accounted for under ASC 310-30. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. Approximately $191.2 million of these loans are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

At September 30, 2016, we had approximately $11.2 million of credit facilities to central government and public corporations of the Commonwealth, consisting of a participation in a loan to the Puerto Rico Housing Finance Authority ("PRHFA") with an outstanding balance of $10.9 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law. The loan to PRHFA defaulted on an annual principal payment in the third quarter of 2016.

The outstanding balance of credit facilities to the central government and public corporations decreased by $200.8 million during 2016 mainly as a result of the sale of the PREPA fuel line of credit which had an outstanding balance of $190.3 million at December 31, 2015. At September 30, 2016, this fuel line of credit was reported as other loans held for sale, at fair value. The sale settled on October 7, 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	September 30, 2016
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$52,446	$46,884	$-	$1,607	$304	$1,296	$1,646	$709
Years 2003 and 2004	92,909	81,218	-	4,003	1,492	1,806	2,442	1,948
Year 2005	50,682	44,294	123	1,810	790	910	1,797	958
Year 2006	71,939	58,195	231	3,380	955	1,283	4,173	3,722
Years 2007, 2008 and 2009	80,847	64,798	171	1,779	863	2,212	7,068	3,956
Years 2010, 2011, 2012 2013	143,436	131,227	292	2,398	717	809	3,954	4,039
Years 2014, 2015 and 2016	104,416	102,788	-	430	244	447	460	47
	596,675	529,404	817	15,407	5,365	8,763	21,540	15,379
Non-traditional	24,339	19,036	-	301	-	1,904	3,098	-
Loss mitigation program	104,416	17,991	2,086	1,598	1,150	1,233	3,394	76,964
	725,430	566,431	2,903	17,306	6,515	11,900	28,032	92,343
Home equity secured personal loans	339	339	-	-	-	-	-	-
GNMA's buy-back option program	9,598	-	-	-	1,872	4,065	3,661	-
	735,367	566,770	2,903	17,306	8,387	15,965	31,693	92,343
Consumer
Credit cards	25,464	24,204	486	264	251	259	-	-
Overdrafts	196	178	12	3	2	1	-	-
Unsecured personal lines of credit	2,292	2,199	38	18	21	13	3	-
Unsecured personal loans	234,995	230,259	2,154	1,657	889	36	-	-
Cash collateral personal loans	15,719	15,525	162	2	30	-	-	-
	278,666	272,365	2,852	1,944	1,193	309	3	-
Auto and Leasing	730,589	656,880	46,564	18,738	6,015	2,392	-	-
	1,744,622	1,496,015	52,319	37,988	15,595	18,666	31,696	92,343
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	31,363	29,452	827	443	238	403	-	-
Personal loans	2,852	2,679	95	15	22	41	-	-
	34,215	32,131	922	458	260	444	-	-
Auto	64,393	57,725	4,321	1,608	588	151	-	-
	98,608	89,856	5,243	2,066	848	595	-	-
Total	$1,843,230	$1,585,871	$57,562	$40,054	$16,443	$19,261	$31,696	$92,343

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at September 30, 2016 and December 31, 2015 was as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Allowance for loans and lease losses on non-acquired loans:
Originated and other loans and leases held for investment:
Mortgage	$18,527	$18,352
Commercial	12,307	64,791
Consumer	12,289	11,197
Auto and leasing	19,002	18,261
Unallocated	43	25
Total allowance for originated and other loans and lease losses	62,168	112,626

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	18	26
Consumer	2,946	3,429
Auto	1,249	2,087
	4,213	5,542
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy) (a)
Mortgage	2,664	1,762
Commercial	21,998	21,161
Auto	5,157	2,862
	29,819	25,785
Total allowance for acquired BBVAPR loans and lease losses	34,032	31,327
Acquired Eurobank loans: (a)
Loans secured by 1-4 family residential properties	12,268	22,570
Commercial and other construction	10,544	67,365
Consumer	-	243
Total allowance for acquired Eurobank loan and lease losses (a)	22,812	90,178
Total allowance for loan and lease losses (a)	$119,012	$234,131

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016 .

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective June 30, 2016, pursuant to supervisory direction, the Company revised its purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy was implemented prospectively due to the immaterial impact of retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discounting expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off. During the nine-month period ended September 30, 2016, the Company de-recognized $8.9 million and $73.1 million in the recorded investment balance and associated allowance for loans that had exited the pools for acquired BBVAPR loans and acquired Eurobank loans, respectively, with no impact to the provision for loan and lease losses.

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment by segment for the periods indicated:

	Quarter Ended September 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,537	$63,144	$11,771	$19,259	$101	$112,812
Charge-offs	(1,656)	(56,700)	(3,173)	(7,804)	-	(69,333)
Recoveries	21	93	120	3,747	-	3,981
Provision (recapture) for originated and other loans and lease losses	1,625	5,770	3,571	3,800	(58)	14,708
Balance at end of period	$18,527	$12,307	$12,289	$19,002	$43	$62,168

	Nine-Month Period Ended September 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(4,692)	(58,544)	(8,310)	(24,267)	-	(95,813)
Recoveries	204	407	355	9,969	-	10,935
Provision for originated and other loans and lease losses	4,663	5,653	9,047	15,039	18	34,420
Balance at end of period	$18,527	$12,307	$12,289	$19,002	$43	$62,168

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,725	$5,572	$-	$-	$-	$14,297
Collectively evaluated for impairment	9,802	6,735	12,289	19,002	43	47,871
Total ending allowance balance	$18,527	$12,307	$12,289	$19,002	$43	$62,168
Loans:
Individually evaluated for impairment	$92,343	$36,369	$-	$-	$-	$128,712
Collectively evaluated for impairment	643,024	1,230,808	278,666	730,589	-	2,883,087
Total ending loan balance	$735,367	$1,267,177	$278,666	$730,589	$-	$3,011,799

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,076	$34,779	$10,464	$15,064	$606	$78,989
Charge-offs	(1,058)	(828)	(2,471)	(8,510)	-	(12,867)
Recoveries	270	63	186	3,251	-	3,770
Provision (recapture) for originated and other loans and lease losses	4	1,510	2,637	6,869	(561)	10,459
Balance at end of period	$17,292	$35,524	$10,816	$16,674	$45	$80,351

	Nine-Month Period Ended September 30, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(3,829)	(2,317)	(6,456)	(24,307)	-	(36,909)
Recoveries	338	372	729	10,060	-	11,499
Provision for originated and other loans and lease losses	1,104	29,037	7,471	16,666	44	54,322
Balance at end of year	$17,292	$35,524	$10,816	$16,674	$45	$80,351

	December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,233	$55,947	$-	$-	$-	$65,180
Collectively evaluated for impairment	9,119	8,844	11,197	18,261	25	47,446
Total ending allowance balance	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Loans:
Individually evaluated for impairment	$89,973	$235,294	$-	$-	$-	$325,267
Collectively evaluated for impairment	667,855	1,206,355	242,950	669,163	-	2,786,323
Total ending loan balance	$757,828	$1,441,649	$242,950	$669,163	$-	$3,111,590

During the third quarter of 2016, the Company entered into an agreement to sell its outstanding participation in the PREPA line of credit. As a result of this transaction, the Company recognized a $56.2 million charge-off and a $2.9 million provision for loan and lease losses during the quarter ended September 30, 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended September 30, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$21	$3,002	$1,464	$-	$4,487
Charge-offs	(2)	(889)	(475)	-	(1,366)
Recoveries	16	67	461	-	544
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(17)	766	(201)	-	548
Balance at end of period	$18	$2,946	$1,249	$-	$4,213

	Nine-Month Period Ended September 30, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$-	$5,542
Charge-offs	(21)	(2,714)	(1,783)	-	(4,518)
Recoveries	56	236	1,505	-	1,797
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(43)	1,995	(560)	-	1,392
Balance at end of year	$18	$2,946	$1,249	$-	$4,213

	September 30, 2016
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$18	$2,946	$1,249	$-	$4,213
Total ending allowance balance	$18	$2,946	$1,249	$-	$4,213
Loans:
Collectively evaluated for impairment	5,755	34,215	64,393	-	104,363
Total ending loan balance	$5,755	$34,215	$64,393	$-	$104,363

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$54	$2,616	$2,859	$-	$5,529
Charge-offs	(22)	(1,103)	(1,150)	-	(2,275)
Recoveries	7	59	502	-	568
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(17)	1,485	183	-	1,651
Balance at end of period	$22	$3,057	$2,394	$-	$5,473

	Nine-Month Period Ended September 30, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$65	$1,211	$3,321	$-	$4,597
Charge-offs	(38)	(3,789)	(3,454)	-	(7,281)
Recoveries	24	622	1,574	-	2,220
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(29)	5,013	953	-	5,937
Balance at end of period	$22	$3,057	$2,394	$-	$5,473

	December 31, 2015
	Commercial	Consumer	Auto	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$26	$3,429	$2,087	$-	$5,542
Total ending allowance balance	$26	$3,429	$2,087	$-	$5,542
Loans:
Individually evaluated for impairment	$474	$-	$-	$-	$474
Collectively evaluated for impairment	6,983	38,385	106,911	-	152,279
Total ending loan balance	$7,457	$38,385	$106,911	$-	$152,753

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Quarter Ended September 30, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,585	$15,863	$-	$5,353	$22,801
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	1,079	6,324	-	-	7,403
Allowance de-recognition (a)	-	(189)	-	(196)	(385)
Balance at end of period	$2,664	$21,998	$-	$5,157	$29,819

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016.

	Nine-Month Period Ended September 30, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,678	$21,245	$-	$2,862	$25,785
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	1,000	9,552	-	2,693	13,245
Loan pools fully charged-off	(14)	(66)	-	(202)	(282)
Allowance de-recognition (a)	-	(8,733)	-	(196)	(8,929)
Balance at end of period	$2,664	$21,998	$-	$5,157	$29,819

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2016 and 2015 were as follows:

	Quarter Ended September 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$11,016	$11,096	$4	$22,116
Provision (recapture) for acquired Eurobank loans and lease losses, net	893	(74)	-	819
FDIC shared-loss portion of provision for covered loan and lease losses, net	818	-	-	818
Allowance de-recognition (a)	(459)	(478)	(4)	(941)
Balance at end of period	$12,268	$10,544	$-	$22,812

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016.

	Nine-Month Period Ended September 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$22,570	$67,365	$243	$90,178
Provision (recapture) for acquired Eurobank loans and lease losses, net	1,077	1,585	(7)	2,655
FDIC shared-loss portion of provision for covered loan and lease losses, net	3,213	-	-	3,213
Loan pools fully charged-off	-	(134)	-	(134)
Allowance de-recognition (a)	(14,592)	(58,272)	(236)	(73,100)
Balance at end of year	$12,268	$10,544	$-	$22,812

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2015
	Mortgage	Commercial and Construction	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$17,593	$53,470	$389	$71,452
Provision for Eurobank loans and lease losses, net	15,813	17,398	279	33,490
Loans pools fully charged-off	(721)	(13,588)	(301)	(14,610)
Balance at end of period	$32,685	$57,280	$367	$90,332

	Nine-Month Period Ended September 30, 2015
	Mortgage	Commercial and Construction	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of year	$15,522	$48,334	$389	$64,245
Provision for Eurobank loans and lease losses, net	17,779	20,136	279	38,194
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	2,398	-	2,503
Loans pools fully charged-off	(721)	(13,588)	(301)	(14,610)
Balance at end of year	$32,685	$57,280	$367	$90,332

The FDIC shared-loss portion of provision for acquired Eurobank loans and lease losses, net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing the FDIC loss-share indemnification asset.

The FDIC loss sharing obligation, related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. The remaining covered loans are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At September 30, 2016 and December 31, 2015, allowance for loan losses on loans covered by the FDIC shared-loss agreement amounted to $12.3 million and $22.6 million, respectively. The provision for covered loan and lease losses for the quarters ended September 30, 2016 and 2015 was $893 thousand and $15.8 million, respectively.  The provision for covered loan and lease losses for the nine-month periods ended September 30, 2016 and 2015 was $1.1 million and $20.5 million, respectively.

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$18,426	$22,704	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	(87)	-	(824)	(17,171)
Shared-loss agreements reimbursements expected from the FDIC	-	-	-	(20,917)
Increase in expected credit losses to be covered under shared-loss agreements, net	818	-	3,213	2,503
FDIC indemnification asset expense	(1,910)	(1,215)	(6,179)	(35,948)
Net expenses (reimbursed) incurred under shared-loss agreement	(577)	1,406	(2,139)	(2,950)
Balance at end of period	$16,670	$22,895	$16,670	$22,895

True-up payment obligation:
Balance at beginning of period	$25,771	$23,577	$24,658	$21,981
Change in true-up payment obligation	508	864	1,621	2,460
Balance at end of period	$26,279	$24,441	$26,279	$24,441

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC indemnification asset shared-loss expense for the quarters ended September 30, 2016 and 2015  amounted to $1.9 million and $1.2 million, respectively. The expense for the nine-month periods ended September 30, 2016 and 2015  amounted to of $6.2 million and $35.9 million, respectively. The FDIC loss-share coverage for the commercial loans was in effect until June 30, 2015. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At September 30, 2016 and December 31, 2015, the FDIC indemnification asset reflects only the balance for single family residential mortgage loans.

The Company has owed payments to the FDIC for the recovery of prior claims for non-single family loans. At September 30, 2016, the liability for these payments amounted to $278 thousand and is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC. There was no liability at September 30, 2015.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands)
Carrying amount (fair value)	$26,279	$24,658
Undiscounted amount	$33,661	$34,956

In connection with the FDIC-assisted acquisition, the Company recognized an FDIC shared-loss expense, net, in the unaudited consolidated statements of operations, which consists of the following for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
FDIC indemnification asset expense	$1,910	$1,215	$6,179	$35,948
Change in true-up payment obligation	508	864	1,621	2,460
Reimbursement to FDIC for recoveries	878	-	2,945	-
Total FDIC shared-loss expense, net	$3,296	$2,079	$10,745	$38,408

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands)
Derivative assets:
Interest rate swaps not designated as hedges	$1,481	$1,819
Interest rate caps	22	32
Options tied to S&P 500 Index	-	1,170
Other	-	4
	$1,503	$3,025
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$2,803	$4,307
Interest rate swaps not designated as hedges	1,481	1,819
Interest rate caps	22	32
Other	-	4
	$4,306	$6,162

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

The following table shows a summary of these swaps and their terms at September 30, 2016:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$36,938	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23

An accumulated unrealized loss of $2.8 million and $4.3 million was recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2016 and December 31, 2015, respectively, and the related liability is being reflected in the accompanying unaudited consolidated statements of financial condition.

At September 30, 2016 and December 31, 2015, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $1.5 million and $1.8 million, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At September 30, 2016 and December 31, 2015, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $1.5 million and $1.8 million, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at September 30, 2016:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of September 30, 2016 and December 31, 2015, the outstanding total notional amount of interest rate caps was $124.4 million and $109.8 million, respectively. At September 30, 2016 and December 31, 2015, the interest rate caps sold to clients represented a liability of $22 thousand and $32 thousand, respectively, and were included as part of derivative liabilities in the unaudited consolidated statements of financial condition. At September 30, 2016 and December 31, 2015, the interest rate caps purchased as mirror-images represented an asset of $22 thousand and $32 thousand, respectively, and were included as part of derivative assets in the unaudited consolidated statements of financial condition.

Options Tied to Standard & Poor’s 500 Stock Market Index

In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company used option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company received the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit were recorded in earnings. At September 30, 2016  there were no transactions outstanding.  At December 31, 2015, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $1.2 million (notional amount of $3.4 million), and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the unaudited consolidated statements of financial condition, represented a liability of $1.1 million (notional amount of $3.2 million).

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2016 and December 31, 2015 consists of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Loans, excluding acquired loans	$14,644	$16,020
Investments	3,322	4,617
	$17,966	$20,637

Other assets at September 30, 2016 and December 31, 2015 consist of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	19,514	11,762
Other repossessed assets	3,449	6,226
Core deposit and customer relationship intangibles	6,579	7,838
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	49,733	42,786
	$86,635	$75,972

Prepaid expenses amounting to $19.5 million and $11.8 million at September 30, 2016 and December 31, 2015, respectively, include prepaid municipal, property and income taxes aggregating to $14.1 million and $7.0 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2016 and December 31, 2015 this core deposit intangible amounted to $4.5 million and $5.3 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At September 30, 2016 and December 31, 2015 this customer relationship intangible amounted to $2.1 million and $2.5 million, respectively.

Other repossessed assets totaled $3.4 million at September 30, 2016 and $6.2 million at December 31, 2015, include repossessed automobiles amounting to $3.1 million and $5.5 million, respectively, which are recorded at their net realizable value.

At September 30, 2016 and December 31, 2015, mortgage tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2016 and December 31, 2015 consists of the following:

	September 30,	December 31,
	2016	2015
	(In thousands)
Non-interest bearing demand deposits	$818,153	$762,009
Interest-bearing savings and demand deposits	2,312,885	2,208,180
Individual retirement accounts	267,955	268,799
Retail certificates of deposit	549,945	441,998
Institutional certificates of deposit	224,672	253,791
Total core deposits	4,173,610	3,934,777
Brokered deposits	581,161	782,974
Total deposits	$4,754,771	$4,717,751

Brokered deposits include $515.9 million in certificates of deposits and $65.3 million in money market accounts at September 30, 2016, and $711.4 million in certificates of deposits and $71.6 million in money market accounts at December 31, 2015.

The weighted average interest rate of the Company’s deposits was 0.62% and 0.57% at September 30, 2016 and December 31, 2015, respectively. Interest expense for the quarters and nine-month periods ended September 30, 2016 and 2015 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Demand and savings deposits	$3,035	$2,987	$9,061	$9,469
Certificates of deposit	4,296	3,664	12,761	10,890
	$7,331	$6,651	$21,822	$20,359

At September 30, 2016 and December 31, 2015, demand and interest-bearing deposits and certificates of deposit included deposits of the Puerto Rico Cash & Money Market Fund, Inc., which amounted to $114.8 million and $103.7 million, respectively, with a weighted average rate of 0.77% for both periods, and were collateralized with investment securities with a fair value of $87.4 million and $81.6 million, respectively.

At September 30, 2016 and December 31, 2015, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $371.3 million and $376.8 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $9.2 million and $7.6 million at a weighted average rate of 0.45% and 0.49% at September 30, 2016 and December 31, 2015, respectively.

At September 30, 2016 and December 31, 2015, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $165.0 million and $99.0 million, respectively. These public funds were collateralized with commercial loans amounting to $209.3 million and $410.9 million at September 30, 2016 and December 31, 2015, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of $1.5 million and unamortized deposit discount in the amount of $72 thousand at September 30, 2016, and accrued interest of $1.5 million, unamortized deposit discount of $311 thousand and equity indexed options of $1.1 million at December 31, 2015, the scheduled maturities of certificates of deposit are as follows:

	September 30, 2016	December 31, 2015
	(In thousands)
Within one year:
Three (3) months or less	$197,615	$474,051
Over 3 months through 1 year	592,382	501,551
	789,997	975,602
Over 1 through 2 years	514,665	454,906
Over 2 through 3 years	165,838	176,406
Over 3 through 4 years	42,569	32,396
Over 4 through 5 years	43,816	33,715
	$1,556,885	$1,673,025

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $780 thousand as of September 30, 2016 and $1.5 million as of December 31, 2015.

NOTE 10 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At September 30, 2016, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At September 30, 2016 and December 31, 2015, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $1.6 million and $2.2 million, respectively, were as follows:

	September 30,		December 31,
	2016		2015
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Federal Home Loan Bank of NY	42,135	44,883	-	-
JP Morgan Chase Bank NA	$212,500	$231,967	$262,500	$283,483
Credit Suisse Securities (USA) LLC	402,000	429,111	670,000	737,887
Total	$656,635	$705,961	$932,500	$1,021,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $1.6 million, at September 30, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	$21,635	0.570%	09/20/16	10/07/16
	20,500	0.510%	09/30/16	10/07/16
	170,000	1.500%	12/06/12	12/08/16

2017	232,000	4.780%	3/2/2007	3/2/2017

2018	212,500	1.420%	12/10/2012	04/29/18
	$656,635	2.57%

A repurchase agreement in the original amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in February 2016 to terminate, before maturity, $268.0 million of this repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the unaudited statements of operations.  The remaining balance of this repurchase agreement was $232.0 million at September 30, 2016.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at September 30, 2016 and December 31, 2015. There was no cash collateral at September 30, 2016 and December 31, 2015.

	September 30, 2016
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$212,135	1.31%	$197,936	$437	$23,817	$222,190
Over 90 days	$444,500	3.17%	$481,455	$1,115	$1,201	$483,771
Total	$656,635	2.57%	$679,391	$1,552	$25,018	$705,961

	December 31, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$30,000	0.70%	$31,961	$-	$-	$31,961
Over 90 days	902,500	3.18%	974,698	2,131	12,580	989,409
Total	$932,500	3.10%	$1,006,659	$2,131	$12,580	$1,021,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2016 and December 31, 2015, these advances were secured by mortgage and commercial loans amounting to $1.5 billion and $1.3 billion, respectively. Also, at September 30, 2016 and December 31, 2015, the Company had an additional borrowing capacity with the FHLB-NY of $1.1 billion and $770.6 million, respectively. At September 30, 2016 and December 31, 2015, the weighted average remaining maturity of FHLB’s advances was 12.5 months and 6.3 months, respectively. The original terms of these advances ranges between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2016.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $293 thousand, at September 30, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2016	$36,938	0.57%	9/1/2016	10/3/2016

2017	4,091	1.24%	4/3/2012	4/3/2017

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,623	2.59%	7/19/2013	7/20/2020
	$105,652	1.61%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Outstanding subordinated capital notes amounted to $36.1 million and $102.6 million at September 30, 2016 and December 31, 2015, respectively. On September 29, 2016, the Company repaid $67.0 million of subordinated capital notes at maturity.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at September 30, 2016 and December 31, 2015:

September 30, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,503	$-	$1,503	$2,005	$-	$(502)

December 31, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$3,025	$-	$3,025	$2,000	$-	$1,025

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$4,306	$-	$4,306	$-	$1,980	$2,326
Securities sold under agreements to repurchase	656,635	-	656,635	705,961	-	(49,326)
Total	$660,941	$-	$660,941	$705,961	$1,980	$(47,000)

December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$7,257	$-	$7,257	$-	$1,980	$5,277
Securities sold under agreements to repurchase	932,500	-	932,500	1,021,370	-	(88,870)
Total	$939,757	$-	$939,757	$1,021,370	$1,980	$(83,593)

NOTE 12 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters and nine-month periods ended September 30, 2016 and  2015 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at the beginning of year	$30,696	$33,318	$31,475	$27,011
New loans and disbursements	225	5,866	727	13,489
Repayments	(2,376)	(7,450)	(3,657)	(8,766)
Balance at the end of period	$28,545	$31,734	$28,545	$31,734

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — INCOME TAXES

At September 30, 2016 and December 31, 2015, the Company’s net deferred tax asset amounted to $131.1 million and $145.9 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of any existing valuation allowances recorded at September 30, 2016 and December 31, 2015. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At September 30, 2016 and December 31, 2015 OIB, the Bank’s international banking entity subsidiary, had $117 thousand and $141 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended September 30, 2016 and 2015, $9 thousand and $11 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision. During the nine-month periods ended September 30, 2016 and 2015, $24 thousand and $33 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income into income tax provision.

The Company classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. The balance of unrecognized tax benefits was $2.0 million at September 30, 2016 and $2.2 million at December 31, 2015. The Company had accrued $112 thousand at September 30, 2016 and $175 thousand at December 31, 2015 for the payment of interest and penalties relating to unrecognized tax benefits. During the quarter ended September 30, 2016, the Company increased unrecognized tax benefits by $1.1 million and released $1.3 million due to the expiration of the statute of limitations.

Income tax expense for the quarters ended September 30, 2016 and 2015 was $3.6 million and $562 thousand, respectively. Income tax expense for the nine-month periods ended September 30, 2016 and 2015 was $15.1 million and $2.3 million, respectively.

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

As of September 30, 2016 and December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2016 and December 31, 2015, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

The New Capital Rules also introduce a new 2.5% “capital conservation buffer”, composed entirely of CET1, on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain such an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. At September 30, 2016 the Company and the Bank met the capital buffer requirement.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of September 30, 2016 and December 31, 2015 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of September 30, 2016
Total capital to risk-weighted assets	$860,581	18.71%	$367,907	8.00%	$459,884	10.00%
Tier 1 capital to risk-weighted assets	$801,882	17.44%	$275,930	6.00%	$367,907	8.00%
Common equity tier 1 capital to risk-weighted assets	$612,792	13.32%	$206,948	4.50%	$298,924	6.50%
Tier 1 capital to average total assets	$801,882	12.35%	$259,711	4.00%	$324,639	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$846,748	17.29%	$391,723	8.00%	$489,654	10.00%
Tier 1 capital to risk-weighted assets	$782,912	15.99%	$293,792	6.00%	$391,723	8.00%
Common equity tier 1 capital to risk-weighted assets	$594,482	12.14%	$220,344	4.50%	$318,275	6.50%
Tier 1 capital to average total assets	$782,912	11.18%	$280,009	4.00%	$350,011	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2016
Total capital to risk-weighted assets	$841,599	18.33%	$367,256	8.00%	$459,070	10.00%
Tier 1 capital to risk-weighted assets	$783,151	17.06%	$275,442	6.00%	$367,256	8.00%
Common equity tier 1 capital to risk-weighted assets	$783,151	17.06%	$206,582	4.50%	$298,396	6.50%
Tier 1 capital to average total assets	$783,151	12.11%	$258,600	4.00%	$323,250	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$815,458	16.70%	$390,688	8.00%	$488,360	10.00%
Tier 1 capital to risk-weighted assets	$751,886	15.40%	$293,016	6.00%	$390,688	8.00%
Common equity tier 1 capital to risk-weighted assets	$751,886	15.40%	$219,762	4.50%	$317,434	6.50%
Tier 1 capital to average total assets	$751,886	10.80%	$278,399	4.00%	$347,999	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of September 30, 2016 and December 31, 2015 accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At September 30, 2016 and December 31, 2015,  the Bank’s legal surplus amounted to $74.8 million and $70.4 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the nine-month period ended September 30, 2016. During the nine-month period ended September 30, 2015, the Company purchased 803,985 shares under this program for a total of $8.9 million at an average price of $11.10 per share.

The number of shares that may yet be purchased under the $70 million program is estimated at 764,674 and was calculated by dividing the remaining balance of $7.7 million by $10.11 (closing price of the Company common stock at September 30, 2016). The Company did not purchase any shares of its common stock during the nine-month period ended September 30, 2016 and 2015, other than through its publicly announced stock purchase program.

The activity in connection with common shares held in treasury by the Company for the nine-month periods ended September 30, 2016 and 2015 is set forth below:

	Nine-Month Period Ended September 30,
	2016		2015
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,757,960	$105,379	8,012,254	$97,070
Common shares used upon lapse of restricted stock units	(45,810)	(505)	(58,279)	(641)
Common shares repurchased as part of the stock repurchase program	-	-	803,985	8,950
End of period	8,712,150	$104,874	8,757,960	$105,379

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income tax, as of September 30, 2016 and December 31, 2015 consisted of:

	September 30,	December 31,
	2016	2015
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$18,689	$22,044
Unrealized gain on securities available-for-sale which are other-than-temporarily impaired	-	(3,196)
Income tax effect of unrealized gain on securities available-for-sale	(1,136)	(1,924)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired, net of tax	17,553	16,924
Unrealized loss on cash flow hedges	(2,803)	(4,307)
Income tax effect of unrealized loss on cash flow hedges	1,094	1,380
Net unrealized loss on cash flow hedges	(1,709)	(2,927)
Accumulated other comprehensive income, net of taxes	$15,844	$13,997

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30,
	2016			2015
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$18,085	$(2,280)	$15,805	$18,832	$(4,531)	$14,301
Other comprehensive income (loss) before reclassifications	(469)	(144)	(613)	3,175	(1,346)	1,829
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	-	-	-	584	-	584
Amounts reclassified out of accumulated other comprehensive (loss) income	(63)	715	652	(105)	1,547	1,442
Other comprehensive income (loss)	(532)	571	39	3,654	201	3,855
Ending balance	$17,553	$(1,709)	$15,844	$22,486	$(4,330)	$18,156

	Nine-Month Period Ended September 30,
	2016			2015
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$16,924	$(2,927)	$13,997	$25,765	$(6,054)	$19,711
Other comprehensive (loss) before reclassifications	(1,732)	(2,550)	(4,282)	(4,037)	(2,894)	(6,931)
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	2,557	-	2,557	584	-	584
Amounts reclassified out of accumulated other comprehensive income (loss)	(196)	3,768	3,572	174	4,618	4,792
Other comprehensive income (loss)	629	1,218	1,847	(3,279)	1,724	(1,555)
Ending balance	$17,553	$(1,709)	$15,844	$22,486	$(4,330)	$18,156

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Amount reclassified out of accumulated
	other comprehensive income		Affected Line Item in
	Quarter Ended September 30,		Consolidated Statement
	2016	2015	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$664	$1,622	Net interest expense
Tax effect from increase in capital gains tax rate	51	(75)	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	9	11	Income tax expense
Other-than-temporary impairment losses on available for sale securities realized during the period	-	(246)	Net impairment losses recognized in earnings

Tax effect from increase in capital gains tax rate	(72)	130	Income tax expense
	$652	$1,442

	Amount reclassified out of accumulated
	other comprehensive income		Affected Line Item in
	Nine-Month Period Ended September 30,		Consolidated Statement
	2016	2015	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$3,468	$4,842	Net interest expense
Tax effect from increase in capital gains tax rate	300	(224)	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	24	33	Income tax expense
Other-than-temporary impairment losses on available for sale securities	-	(246)	Net impairment losses recognized in earnings
Tax effect from increase in capital gains tax rate	(220)	387	Income tax expense
	$3,572	$4,792

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – EARNINGS (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per common share for the quarters and nine-month periods ended September 30, 2016 and 2015 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss)	$15,120	$4,569	$43,630	$(1,528)
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,627)	(4,883)	(4,884)
Convertible preferred stock (Series C)	(1,838)	(1,838)	(5,513)	(5,512)
Income (loss) available to common shareholders	$11,655	$1,104	$33,234	$(11,924)
Effect of assumed conversion of the convertible preferred stock	1,838	1,838	5,513	5,512
Income (loss) available to common shareholders assuming conversion	$13,493	$2,942	$38,747	$(6,412)

Weighted average common shares and share equivalents:
Average common shares outstanding	43,926	43,929	43,913	44,353
Effect of dilutive securities:
Average potential common shares-options	47	46	40	85
Average potential common shares-assuming conversion of convertible preferred stock	7,138	7,171	7,138	7,171
Total weighted average common shares outstanding and equivalents	51,111	51,146	51,091	51,609
Earnings (loss) per common share - basic	$0.27	$0.03	$0.76	$(0.27)
Earnings (loss) per common share - diluted	$0.26	$0.03	$0.76	$(0.27)

In computing diluted earnings (loss) per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at September 30, 2016, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings (loss) per common share, the dividends declared during the quarters ended September 30, 2016 and 2015 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended September 30, 2016 and 2015, weighted-average stock options with an anti-dilutive effect on earnings (loss) per share not included in the calculation amounted to 927,069 and 973,200, respectively.  For the nine-month periods ended September 30, 2016 and 2015, weighted-average stock options with an anti-dilutive effect on earnings (loss) per share not included in the calculation amounted to 957,670 and 648,563, respectively.

NOTE 18 – GUARANTEES

At September 30, 2016, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $2.4 million (December 31, 2015 - $14.7 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2016 and December 31, 2015, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $20.4 million and $22.4 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the unaudited consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2016 and 2015.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Balance at beginning of period	$162	$289	$439	$927
Net (charge-offs/terminations) recoveries	29	140	(248)	(498)
Balance at end of period	$191	$429	$191	$429

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine-month period ended September 30, 2016, the Company repurchased approximately $133 thousand and $421 thousand, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  During the quarter and nine-month period ended September 30, 2015, the Company repurchased approximately $165 thousand and $3.4 million, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2016, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $191 thousand (December 31, 2015– $439 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities that are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter and nine-month period ended September 30, 2016, the Company repurchased $791 thousand and $3.1 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provisions referred to above. During the quarter and nine-month period ended September 30, 2015, the Company repurchased $7.7 million and $19.5 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provisions referred to above.

During the quarter and nine-month period ended September 30, 2016, the Company recognized $202 thousand and $313 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $208 thousand and $1.0 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the quarter and nine -month period ended September 30, 2015, the Company recognized $418 thousand and $1.0 million, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $500 thousand and $2.0 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the Federal Home Loan Mortgage Corporation (“FHLMC”), require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2016, the Company serviced $752.5 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At September 30, 2016, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $330 thousand (December 31, 2015 - $301 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit	$516,134	$456,720
Commercial letters of credit	1,386	1,508

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

At September 30, 2016 and December 31, 2015, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at both September 30, 2016 and December 31, 2015.

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

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2016 and December 31, 2015, is as follows:

	September 30,	December 31,
	2016	2015
	(In thousands)
Standby letters of credit and financial guarantees	$4,809	$14,656
Loans sold with recourse	20,394	22,374

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended September 30, 2016 and 2015, amounted to $2.0 million and $2.3 million, respectively. For the nine-month periods ended September 30, 2016 and 2015, rent expense amounted to $6.5 million and $7.0 million, respectively, and is included in the “occupancy and equipment” caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at September 30, 2016 exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2016	$1,864
2017	7,051
2018	6,512
2019	6,471
2020	5,744
Thereafter	12,563
$40,205

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation (“IDC”), an independent, well-recognized pricing company. Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At September 30, 2016 and December 31, 2015, the Company did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At September 30, 2016  there were no transaction outstanding.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$642,683	$-	$642,683
Trading securities	-	380	-	380
Money market investments	5,460	-	-	5,460
Derivative assets	-	1,503	-	1,503
Servicing assets	-	-	8,393	8,393
Derivative liabilities	-	(4,306)	-	(4,306)
	$5,460	$640,260	$8,393	$654,113
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$36,601	$36,601
Foreclosed real estate	-	-	45,740	45,740
Other repossessed assets	-	-	3,449	3,449
	$-	$-	$85,790	$85,790

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$974,609	$-	$974,609
Trading securities	-	288	-	288
Money market investments	4,699	-	-	4,699
Derivative assets	-	1,853	1,172	3,025
Servicing assets	-	-	7,455	7,455
Derivative liabilities	-	(6,162)	(1,095)	(7,257)
	$4,699	$970,588	$7,532	$982,819
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$235,767	$235,767
Foreclosed real estate	-	-	58,176	58,176
Other repossessed assets	-	-	6,226	6,226
	$-	$-	$300,169	$300,169

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2016 and  2015:

	Quarter Ended September 30, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$187	$7,932	$(181)	$7,938
Gains (losses) included in earnings	(187)	-	181	(6)
New instruments acquired	-	466	-	466
Principal repayments	-	(123)	(1)	(124)
Amortization	-	-	1	1
Changes in fair value of servicing assets	-	118	-	118
Balance at end of period	$-	$8,393	$-	$8,393

	Nine-Month Period Ended September 30, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$1,170	$7,455	$(1,095)	$7,530
Gains (losses) included in earnings	(1,170)	-	1,067	(103)
New instruments acquired	-	1,740	-	1,740
Principal repayments	-	(347)	-	(347)
Amortization	-	-	28	28
Changes in fair value of servicing assets	-	(455)	-	(455)
Balance at end of period	$-	$8,393	$-	$8,393

	Quarter Ended September 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$2,138	$5,791	$(2,044)	$5,885
(Losses) gains included in earnings	(1,023)	-	972	(51)
New instruments acquired	-	748	-	748
Changes due to payments on loans	-	(242)	-	(242)
Amortization	-	-	31	31
Changes in fair value of servicing assets	-	166	-	166
Balance at end of period	$1,115	$6,463	$(1,041)	$6,537

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
(Losses) gains included in earnings	(4,440)	-	4,271	(169)
Sale of mortgage servicing rights held-for-sale	-	(6,985)	-	(6,985)
Changes due to payments on loans	-	(974)	-	(974)
New instruments acquired	-	2,808	-	2,808
Amortization	-	-	165	165
Changes in fair value related to price of MSRs held for sale	-	(2,716)	-	(2,716)
Changes in fair value of servicing assets	-	338	-	338
Balance at end of period	$1,115	$6,463	$(1,041)	$6,537

During the quarters and nine-month periods ended September 30, 2016 and 2015, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into or out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2016:

	September 30, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)
Servicing assets	$8,393	Cash flow valuation	Constant prepayment rate	5.18% - 10.49%
			Discount rate	10.00% - 12.00%

Collateral dependant impaired loans	$23,759	Fair value of property or collateral	Appraised value less disposition costs	29.20% - 46.20%

Non-collateral dependant impaired loans	$12,840	Cash flow valuation	Discount rate	4.25%-10.50%

Foreclosed real estate	$45,740	Fair value of property or collateral	Appraised value less disposition costs	29.20% - 46.20%

Other repossessed assets	$3,449	Fair value of property or collateral	Appraised value less disposition costs	29.20% - 46.20%

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

Derivative liability (S&P Embedded Options) – The significant unobservable inputs used in the fair value measurement of the Company’s derivative liability related to S&P purchased options were implied option volatility and counterparty credit risk. Significant changes in any of those inputs in isolation would result in a significantly different fair value measurement. Generally, a change in the assumption used for implied option volatility is not necessarily accompanied by directionally similar or opposite changes in the assumption used for counterparty credit risk.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at September 30, 2016 and December 31, 2015 is as follows:

	September 30,		December 31,
	2016		2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$509,265	$509,265	$536,709	$536,709
Restricted cash	3,030	3,030	3,349	3,349
Level 2
Financial Assets:
Trading securities	380	380	288	288
Investment securities available-for-sale	642,683	642,683	974,609	974,609
Investment securities held-to-maturity	650,023	641,890	614,679	620,189
Federal Home Loan Bank (FHLB) stock	12,712	12,712	20,783	20,783
Other investments	3	3	3	3
Derivative assets	1,503	1,503	1,855	1,855
Financial Liabilities:
Derivative liabilities	4,306	4,306	6,162	6,162
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	4,041,684	4,298,965	4,101,219	4,434,213
Derivative assets	-	-	1,170	1,170
FDIC indemnification asset	10,585	16,670	17,786	22,599
Accrued interest receivable	17,966	17,966	20,637	20,637
Servicing assets	8,393	8,393	7,455	7,455
Accounts receivable and other assets	49,733	49,733	42,786	42,786
Financial Liabilities:
Deposits	4,738,963	4,754,771	4,705,878	4,716,656
Securities sold under agreements to repurchase	662,027	658,232	955,859	934,691
Advances from FHLB	106,811	105,944	335,812	332,476
Other borrowings	40	40	2,593	1,734
Subordinated capital notes	32,831	36,083	94,940	102,633
Accrued expenses and other liabilities	89,760	89,760	92,043	92,043
Derivative liabilities embedded in deposits	-	-	1,095	1,095

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2016 and December 31, 2015:

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

•     The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At September 30, 2016, there were no transactions outstanding.

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

•    The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB, subordinated capital notes, and other long term borrowings is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2016 and 2015:

	Quarter Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,564	$15	$8,005	$90,584	$-	$90,584
Interest expense	(6,733)	-	(6,924)	(13,657)	-	(13,657)
Net interest income	75,831	15	1,081	76,927	-	76,927
Provision for loan and lease losses	(23,469)	-	-	(23,469)	-	(23,469)
Non-interest income	8,918	6,379	4,918	20,215	-	20,215
Non-interest expenses	(50,095)	(3,757)	(1,074)	(54,926)	-	(54,926)
Intersegment revenue	375	-	86	461	(461)	-
Intersegment expenses	(86)	(272)	(103)	(461)	461	-
Income before income taxes	$11,474	$2,365	$4,908	$18,747	$-	$18,747
Total assets	$5,715,958	$19,433	$1,801,752	$7,537,143	$(945,030)	$6,592,113

	Quarter Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,264	$25	$9,958	$107,247	$-	$107,247
Interest expense	(7,036)	-	(10,388)	(17,424)	-	(17,424)
Net interest income	90,228	25	(430)	89,823	-	89,823
Provision for loan and lease losses	(51,579)	-	-	(51,579)	-	(51,579)
Non-interest (loss) income	30,098	6,513	(634)	35,977	-	35,977
Non-interest expenses	(63,106)	(5,063)	(921)	(69,090)	-	(69,090)
Intersegment revenue	351	-	69	420	(420)	-
Intersegment expenses	(69)	(252)	(99)	(420)	420	-
Income (loss) before income taxes	$5,923	$1,223	$(2,015)	$5,131	$-	$5,131
Total assets	$5,990,125	$20,594	$2,117,569	$8,128,288	$(924,466)	$7,203,822

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$243,389	$49	$26,360	$269,798	$-	$269,798
Interest expense	(20,840)	-	(23,744)	(44,584)	-	(44,584)
Net interest income	222,549	49	2,616	225,214	-	225,214
Provision for loan and lease losses	(51,703)	-	-	(51,703)	-	(51,703)
Non-interest income	24,927	19,309	4,637	48,873	-	48,873
Non-interest expenses	(147,881)	(11,610)	(4,117)	(163,608)	-	(163,608)
Intersegment revenue	1,162	-	235	1,397	(1,397)	-
Intersegment expenses	(235)	(849)	(313)	(1,397)	1,397	-
Income before income taxes	$48,819	$6,899	$3,058	$58,776	$-	$58,776

	Nine-Month Period Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$285,251	$71	$28,339	$313,661	$-	$313,661
Interest expense	(21,600)	-	(30,311)	(51,911)	-	(51,911)
Net interest income	263,651	71	(1,972)	261,750	-	261,750
Provision for loan and lease losses	(109,311)	-	-	(109,311)	-	(109,311)
Non-interest income	16,136	20,416	1,650	38,202	-	38,202
Non-interest expenses	(169,264)	(16,586)	(4,009)	(189,859)	-	(189,859)
Intersegment revenue	1,058	-	228	1,286	(1,286)	-
Intersegment expenses	(228)	(770)	(288)	(1,286)	1,286	-
Income (loss) before income taxes	$2,042	$3,131	$(4,391)	$782	$-	$782

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

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. Effective June 30, 2016, pursuant to supervisory direction, the Company changed the purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy implementation was performed prospectively due to the immaterial impact for retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discount expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-recognition of loans recorded investment balance and associated allowance for loans that had exited the pools, with no impact to provision for loan and lease losses. Other than this change, there have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2015 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2016	2015	%	2016	2015	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$90,584	$107,247	-15.5%	$269,798	$313,661	-14.0%
Interest expense	13,657	17,424	-21.6%	44,584	51,911	-14.1%
Net interest income	76,927	89,823	-14.4%	225,214	261,750	-14.0%
Provision for loan and lease losses	23,469	51,579	-54.5%	51,703	109,311	-52.7%
Net interest income after provision for loan and lease losses	53,458	38,244	39.8%	173,511	152,439	13.8%
Non-interest income	20,215	35,977	-43.8%	48,873	38,202	27.9%
Non-interest expenses	54,926	69,090	-20.5%	163,608	189,859	-13.8%
Income before taxes	18,747	5,131	265.4%	58,776	782	7416.1%
Income tax expense	3,627	562	545.4%	15,146	2,310	555.7%
Net income (loss)	15,120	4,569	230.9%	43,630	(1,528)	2955.4%
Less: dividends on preferred stock	(3,465)	(3,465)	0.0%	(10,396)	(10,396)	0.0%
Income (loss) available to common shareholders	$11,655	$1,104	955.7%	$33,234	$(11,924)	378.7%
PER SHARE DATA:
Basic	$0.27	$0.03	956.0%	$0.76	$(0.27)	381.5%
Diluted	$0.26	$0.03	950.7%	$0.76	$(0.27)	381.5%
Average common shares outstanding	43,926	43,929	0.0%	43,913	44,353	-1.0%
Average common shares outstanding and equivalents	51,111	51,146	-0.1%	51,091	51,609	-1.0%
Cash dividends declared per common share	$0.06	$0.10	-40.6%	$0.18	$0.30	-40.6%
Cash dividends declared on common shares	$2,637	$4,378	-39.8%	$7,909	$13,298	-40.5%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.91%	0.25%	264.4%	0.85%	-0.03%	2933.3%
Return on average tangible common equity	7.06%	0.68%	942.6%	6.82%	-2.38%	386.9%
Return on average common equity (ROE)	6.19%	0.59%	946.8%	5.96%	-2.08%	386.6%
Equity-to-assets ratio	14.03%	12.60%	11.3%	14.03%	12.60%	11.3%
Efficiency ratio	57.69%	63.66%	-9.4%	58.66%	59.51%	-1.4%
Interest rate spread	4.87%	5.21%	-6.5%	4.68%	5.11%	-8.4%
Interest rate margin	4.95%	5.29%	-6.4%	4.77%	5.19%	-8.1%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2016	2015	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,297,668	$1,615,872	-19.7%
Loans and leases, net	4,298,965	4,434,213	-3.1%
Total investments and loans	$5,596,633	$6,050,085	-7.5%
Deposits and borrowings
Deposits	$4,754,771	$4,717,751	0.8%
Securities sold under agreements to repurchase	658,232	934,691	-29.6%
Other borrowings	142,067	436,843	-67.5%
Total deposits and borrowings	$5,555,070	$6,089,285	-8.8%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	540,692	540,512	0.0%
Legal surplus	74,788	70,435	6.2%
Retained earnings	169,858	148,886	14.1%
Treasury stock, at cost	(104,874)	(105,379)	0.5%
Accumulated other comprehensive income	15,844	13,997	13.2%
Total stockholders' equity	$924,934	$897,077	3.1%
Per share data
Book value per common share	$17.29	$16.67	3.7%
Tangible book value per common share	$15.18	$14.53	4.5%
Market price at end of period	$10.11	$7.32	38.1%
Capital ratios
Leverage capital	12.35%	11.18%	10.5%
Common equity Tier 1 capital	13.32%	12.14%	9.7%
Tier 1 risk-based capital	17.44%	15.99%	9.1%
Total risk-based capital	18.71%	17.29%	8.2%
Financial assets managed
Trust assets managed	$2,866,741	$2,691,423	6.5%
Broker-dealer assets gathered	$2,419,050	$2,374,709	1.9%

FINANCIAL HIGHLIGHTS OF THE THIRD QUARTER OF 2016

•      Net income available to shareholders totaled $11.7 million, or $0.26 per share fully diluted, compared to $1.1 million, or $0.03 per share fully diluted in the year ago quarter.

•      Oriental Bank’s overall business performance continued strong. New loan generation totaled $226.8 million. Banking and wealth management fee revenues decreased slightly versus the year ago quarter. Retail and commercial deposits totaled $4.8 billion. Net new customer accounts continued to increase at a 4% annualized rate.

•      Major credit exposure eliminated. As previously announced, the Company entered into an agreement to sell its $200.0 million participation in PREPA fuel line of credit, with the transaction settling after quarter end. The sale eliminated $183.0 million of non-performing assets. At September 30, 2016, this line of credit was reported as other loans held for sale, at its fair value of $123.1 million. As a result of the sale, the Company recognized a $56.2 million charge-off and a $2.9 million provision for loan and lease losses during the quarter ended September 30, 2016.

•      Credit quality improved, mainly from aforementioned PREPA selling agreement. Non-performing loan rates at 3.68% decreased significantly compared with 9.09% at September 30, 2015. Separately, early and total delinquencies of non-acquired loans were below year-ago levels.

•      Capital continued to build. Tangible book value per common share increased to $15.18 from $14.53 at December 31, 2015. Tangible common equity ratio increased to 10.25% from 9.10%.

•      Net Interest Margin (NIM) decreased to 4.95% compared to 5.29% in the year ago quarter, but increased 26 basis points from previous quarter.

•      Costs remained under control. The operating efficiency ratio improved to 57.69%, the best level in the last five quarters, as a result of continued focus on optimizing the expense base.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2016 and 2015:

TABLE 1 - QUARTERLY ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2016 AND 2015
	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$7,319	$9,674	2.25%	2.39%	$1,293,251	$1,603,838
Interest bearing cash and money market investments	661	308	0.55%	0.25%	477,968	482,959
Total investments	7,980	9,982	1.79%	1.90%	1,771,219	2,086,797
Non-acquired loans
Mortgage	10,159	10,059	5.40%	5.26%	746,613	758,689
Commercial	15,976	14,623	4.44%	4.30%	1,426,216	1,349,511
Consumer	7,044	5,432	10.77%	10.22%	259,535	210,933
Auto and leasing	17,390	15,922	9.48%	9.86%	727,727	640,828
Total non-acquired loans	50,569	46,036	6.35%	6.17%	3,160,091	2,959,961
Acquired loans:
Acquired BBVAPR
Mortgage	8,197	8,614	5.60%	5.50%	580,786	621,706
Commercial	6,732	14,654	9.40%	13.16%	284,225	441,876
Consumer	2,993	3,335	18.02%	16.90%	65,902	78,306
Auto	4,801	8,612	11.24%	9.56%	169,423	357,511
Total acquired BBVAPR loans	22,723	35,215	8.19%	9.32%	1,100,336	1,499,399
Acquired Eurobank	9,313	16,014	26.85%	32.62%	137,605	194,775
Total loans	82,605	97,265	7.45%	8.29%	4,398,032	4,654,135
Total interest earning assets	90,585	107,247	5.83%	6.31%	6,169,251	6,740,932
Interest-bearing liabilities:
Deposits:
NOW Accounts	$1,314	$1,034	0.42%	0.37%	$1,243,640	$1,110,804
Savings and money market	1,351	1,592	0.48%	0.51%	1,113,649	1,234,772
Individual retirement accounts	482	564	0.71%	0.82%	268,467	274,387
Retail certificates of deposits	1,632	1,411	1.30%	1.40%	497,917	400,698
Institutional deposits	621	638	1.00%	0.96%	247,521	263,990
Total core deposits	5,400	5,239	0.64%	0.63%	3,371,194	3,284,651
Brokered deposits	1,751	1,211	1.26%	0.74%	549,371	648,083
	7,151	6,450	0.72%	0.65%	3,920,565	3,932,734
Non-interest bearing deposits	-	-	0.00%	0.00%	801,833	772,545
Deposits fair value premium amortization	(78)	(91)	0.00%	0.00%	-	-
Core deposit intangible amortization	258	292	0.00%	0.00%	-	-
Total deposits	7,331	6,651	0.62%	0.56%	4,722,398	4,705,279
Borrowings:
Securities sold under agreements to repurchase	4,272	7,605	2.73%	2.66%	620,353	1,132,373
Advances from FHLB and other borrowings	1,237	2,283	2.51%	2.68%	195,278	337,829
Subordinated capital notes	818	885	3.19%	3.44%	101,581	102,198
Total borrowings	6,327	10,773	2.74%	2.72%	917,212	1,572,400
Total interest bearing liabilities	13,658	17,424	0.96%	1.10%	$5,639,610	$6,277,679
Net interest income / spread	$76,927	$89,823	4.87%	5.21%
Interest rate margin			4.95%	5.29%
Excess of average interest-earning assets over average interest-bearing liabilities					$529,641	$463,253
Average interest-earning assets to average interest-bearing liabilities ratio					109.39%	107.38%

B - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,510)	$(492)	$(2,002)
Loans	(10,959)	(3,701)	(14,660)
Total interest income	(12,469)	(4,193)	(16,662)
Interest Expense:
Deposits	24	656	680
Repurchase agreements	(3,439)	106	(3,333)
Other borrowings	(1,031)	(82)	(1,113)
Total interest expense	(4,446)	680	(3,766)
Net Interest Income	$(8,023)	$(4,873)	$(12,896)

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
C - TAX EQUIVALENT SPREAD (GAAP to Non-GAAP)
Interest-earning assets (GAAP)	$90,585	$107,247	5.83%	6.31%	$6,169,251	$6,740,932
Tax equivalent adjustment	1,163	1,130	0.07%	0.07%	-	-
Interest-earning assets - tax equivalent	91,748	108,377	5.90%	6.38%	6,169,251	6,740,932
Interest-bearing liabilities (GAAP)	13,658	17,424	0.96%	1.10%	5,639,609	6,277,679
Tax equivalent net interest income / spread	78,090	90,953	4.94%	5.28%	529,642	463,253
Tax equivalent interest rate margin			5.02%	5.35%

TABLE 1A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015
	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	$24,448	$27,457	2.41%	2.48%	$1,351,402	$1,476,057
Interest bearing cash and money market investments	1,919	953	0.51%	0.25%	497,795	508,598
Total investments	26,367	28,410	1.90%	1.91%	1,849,197	1,984,655
Non-acquired loans
Mortgage	29,615	29,967	5.27%	5.16%	748,755	776,152
Commercial	47,214	45,953	4.40%	4.66%	1,428,499	1,317,591
Consumer	19,778	14,970	10.68%	10.26%	246,641	195,098
Auto and leasing	50,985	45,669	9.62%	9.88%	705,956	618,280
Total non-acquired loans	147,592	136,559	6.28%	6.28%	3,129,851	2,907,121
Acquired loans:
Acquired BBVAPR
Mortgage	24,798	26,414	5.59%	5.56%	591,401	635,299
Commercial	20,985	40,996	8.94%	11.19%	312,571	489,767
Consumer	9,283	9,970	18.17%	16.03%	68,076	83,132
Auto	16,976	27,037	11.37%	8.91%	198,845	405,581
Total acquired BBVAPR loans	72,042	104,417	8.20%	8.65%	1,170,893	1,613,779
Acquired Eurobank	23,798	44,275	22.50%	25.19%	140,921	234,960
Total loans	243,432	285,251	7.30%	8.02%	4,441,665	4,755,860
Total interest earning assets	269,799	313,661	5.71%	6.22%	6,290,862	6,740,515
Interest-bearing liabilities:
Deposits:
NOW Accounts	3,914	3,388	0.43%	0.39%	1,208,943	1,171,679
Savings and money market	4,057	4,988	0.49%	0.52%	1,111,012	1,282,753
Individual retirement accounts	1,448	1,935	0.72%	0.91%	268,315	284,657
Retail certificates of deposits	4,446	4,144	1.28%	1.35%	461,685	411,247
Institutional deposits	1,895	2,134	1.00%	1.06%	253,618	269,958
Total core deposits	15,760	16,589	0.64%	0.65%	3,303,573	3,420,294
Brokered deposits	5,555	3,462	1.17%	0.76%	631,643	607,575
	21,315	20,051	0.72%	0.67%	3,935,216	4,027,869
Non-interest bearing deposits	-	-	0.00%	0.00%	784,099	765,863
Deposits fair value premium amortization	(268)	(569)	0.00%	0.00%	-	-
Core deposit intangible amortization	775	877	0.00%	0.00%	-	-
Total deposits	21,822	20,359	0.62%	0.57%	4,719,315	4,793,732
Borrowings:
Securities sold under agreements to repurchase	14,629	22,163	2.86%	2.87%	682,326	1,031,316
Advances from FHLB and other borrowings	5,574	6,766	2.62%	2.66%	282,957	339,738
Subordinated capital notes	2,560	2,623	3.33%	3.44%	102,379	101,939
Total borrowings	22,763	31,552	2.84%	2.86%	1,067,662	1,472,993
Total interest bearing liabilities	44,585	51,911	1.03%	1.11%	5,786,977	6,266,725
Net interest income / spread	$225,214	$261,750	4.68%	5.11%
Interest rate margin			4.77%	5.19%
Excess of average interest-earning assets over average interest-bearing liabilities					$503,885	$473,791
Average interest-earning assets to average interest-bearing liabilities ratio					108.71%	107.56%

B - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,939)	$(104)	$(2,043)
Loans	(29,455)	(12,364)	(41,819)
Total interest income	(31,394)	(12,468)	(43,862)
Interest Expense:
Deposits	(316)	1,779	1,463
Repurchase agreements	(7,500)	(34)	(7,534)
Other borrowings	(1,198)	(57)	(1,255)
Total interest expense	(9,014)	1,688	(7,326)
Net Interest Income	$(22,380)	$(14,156)	$(36,536)

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
C - TAX EQUIVALENT SPREAD (GAAP to Non-GAAP)
Interest-earning assets (GAAP)	$269,799	$313,661	5.71%	6.22%	$6,290,861	$6,740,516
Tax equivalent adjustment	3,499	5,734	0.07%	0.11%	-	-
Interest-earning assets - tax equivalent	273,298	319,395	5.78%	6.33%	6,290,861	6,740,516
Interest-bearing liabilities (GAAP)	44,585	51,911	1.03%	1.11%	5,786,977	6,266,725
Tax equivalent net interest income / spread	228,713	267,484	4.75%	5.22%	503,884	473,791
Tax equivalent interest rate margin			4.84%	5.31%

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

Comparison of quarters ended September 30, 2016 and 2015

Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended September 30, 2016 and 2015.

Net interest income of $76.9 million decreased 14.4% compared with $89.8 million reported in the third quarter of 2015, primarily reflecting a decrease of 15.1% in interest income from loans.

Interest rate spread decreased 34 basis points from 5.21% to 4.87%. This decrease is mainly due to the net effect of a 48 basis points decrease in the average yield of interest-earning assets from 6.31% to 5.83% and a 14 basis point decrease in the average cost of interest-bearing liabilities from 1.10% to 0.96%.

Interest income decreased to $90.6 million from $107.2 million. Such decrease reflects decreases of $12.5 million and $4.2 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from investments decreased 20.1% to $8.0 million, reflecting decreases in volume and interest rate of $1.5 million and $492 thousand, respectively. Interest income from loans decreased 15.1% to $82.6 million, reflecting a decrease in volume and interest rate of $11.0 million and $3.7 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities.

Originated loans interest income increased 9.8% to $50.6 million as average balances grew 6.8% and yields increased 18 basis points to 6.35%. Acquired BBVAPR loans interest income declined 35.5% to $22.7 million as average balances declined 26.6% and yields decreased 113 basis points to 8.19%. Acquired Eurobank loans interest income fell 41.8% to $9.3 million as average balances declined 29.4% and yields decreased 577 basis points to 26.85%.

The average balance of total interest-earning assets was $6.169 billion, a decrease of 8.5% from the same period in 2015. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 5.5% in average loans, and a decrease of 15.1% in average investments. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance ($100.0 million carrying amount), the strategic decrease of government exposures, and the repayment and maturities of acquired loans.

Interest expense decreased 21.6% to $13.7 million, primarily because of a $4.4 million decrease in the volume of interest-bearing liabilities, partially offset by an increase of $680 thousand in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements and other borrowings volume of $3.4 million and $1.0 million, respectively. During the first quarter of 2016, the Company made a partial unwinding of a repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%. In addition, during the third quarter of 2016, $227.0 million in short term FHLB advances were repaid at maturity. The cost of deposits increased 6 basis points to 0.62% for the third quarter of 2016, compared to 0.56% for the third quarter of 2015. The cost of borrowings increased 2 basis points to 2.74% from 2.72%.

Comparison of nine-month periods ended September 30, 2016 and 2015

Table 1A above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the nine-month periods ended September 30, 2016 and 2015. Net interest income of $225.2 million decreased 14.0% compared with $261.8 million reported during the same period in 2015, reflecting a decrease of 14.7% in interest income from loans.

Interest rate spread decreased 43 basis points from 5.11% to 4.68%. This decrease is mainly due to the net effect of a 51 basis point decrease in the average yield of interest-earning assets from 6.22% to 5.71% and an 8 basis point decrease in average costs of interest-bearing liabilities from 1.11% to 1.03%.

Interest income decreased to $269.8 million from $313.7 million in the same period in 2015. Such decrease reflects decreases of $31.4 million and $12.5 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from loans decreased 14.7% to $243.4 million, reflecting a decrease in volume and interest rate of $29.5 million and $12.4 million, respectively, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities.

Originated loans interest income increased 8.1% to $147.6 million as average balances grew 7.7% and yields remained at 6.28%. Acquired BBVAPR loans interest income declined 31.0% to $72.0 million as average balances declined 27.4% and yields decreased 45 basis points to 8.20%. Acquired Eurobank loans interest income fell 46.2% to $23.8 million as average balances declined 40.0% and yields decreased 269 basis points to 22.5%. Interest income from investments decreased 7.2% to $26.4 million, reflecting a decrease in volume of $1.9 million and $104 thousand decrease in interest rate.

The average balance of total interest-earning assets was $6.291 billion, a decrease of 6.7% from the same period in 2015. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 6.6% in average loans. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance ($100.0 million carrying amount), the strategic decrease of government exposures, and the repayment and maturities of acquired loans.

Interest expense decreased 14.1% to $44.6 million, primarily because of a $9.0 million decrease in the volume of interest-bearing liabilities, partially offset by an increase of $1.7 million in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements and other borrowings volume of $7.5 million and $1.2 million, respectively, which was partially offset by an increase in deposit interest rate of $1.8 million. During the first quarter of 2016, the Company made a partial unwinding of a repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%. In addition, during the third quarter of 2016, $227.0 million in short term FHLB advances were repaid at maturity. The cost of deposits slightly increased 5 basis point to 0.62%, compared to 0.57% for the same period in 2015. The cost of borrowings decreased 2 basis points to 2.84% from 2.86%.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2016	2015	Variance	2016	2015	Variance
	(Dollars in thousands)
Banking service revenue	$10,330	$10,826	-4.6%	$30,667	$31,243	-1.8%
Wealth management revenue	6,526	6,885	-5.2%	19,719	21,325	-7.5%
Mortgage banking activities	1,421	992	43.2%	3,300	4,717	-30.0%
Total banking and financial service revenue	18,277	18,703	-2.3%	53,686	57,285	-6.3%
Net impairment losses recognized in earnings	-	(246)	100.0%	-	(246)	100.0%
FDIC shared-loss expense, net	(3,296)	(2,079)	-58.5%	(10,745)	(38,408)	72.0%
Reimbursement from FDIC shared-loss coverage in sale of loans	-	20,000	-100.0%	-	20,000	-100.0%
Net gain (loss) on:
Sale of securities	-	-	0.0%	12,207	2,572	374.6%
Derivatives	17	(208)	108.2%	4	(223)	101.8%
Early extinguishment of debt	-	-	0.0%	(12,000)	-	-100.0%
Other non-interest income (loss)	5,217	(193)	2803.1%	5,721	(2,778)	305.9%
	1,938	17,274	-88.8%	(4,813)	(19,083)	74.8%
Total non-interest income, net	$20,215	$35,977	-43.8%	$48,873	$38,202	27.9%

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

Comparison of quarters ended September 30, 2016 and 2015

As shown in Table 2 above, the Company recorded non-interest income, net, in the amount of $20.2 million, compared to $36.0 million for the same period in 2015, a decrease of $15.8 million.

During the third quarter of 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC agreed to pay up to $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans, as reflected in table 2, and such receivable was registered as a reimbursement from the FDIC in light of the successful execution of the bulk sale in 2015.  The net FDIC shared-loss expense increased to $3.3 million as compared to $2.1 million for the third quarter of 2015. The increase is related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability).

Other non-interest income increased $5.4 million, as the Company received $5.0 million during the quarter ended September 30, 2016 from a loss in 2009 related to a private label collateralized mortgage obligation.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, decreased to $10.3 million, as compared to $10.8 million the same period in 2015. The decrease is mainly driven by lower prepayment loan fees, from the early cancellation of a credit facility to a public corporation in the third quarter of 2015, and lower automatic teller machine network service fees, partially offset by higher debit card interchange income.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 5.2% to $6.5 million, compared to $6.9 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities and a reduction in fees from the IRA portfolio. Client trading volumes in our broker-dealer subsidiary continued to fall due to general investor uncertainty in the Puerto Rico market.

Income generated from mortgage banking activities increased 43.3% to $1.4 million, compared to $992 thousand for the same period in 2015. Mortgage banking activities increased because of a decrease in losses from repurchased loans and the recognition of mortgage service fees partially offset by a decrease in servicing income.

Comparison of nine-month periods ended September 30, 2016 and 2015

The Company recorded non-interest income, net in the amount of $48.9 million, compared to $38.2 million for the same period in 2015, an increase of 27.9%, or $10.7 million.

During the third quarter of 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC agreed to pay up to $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans, as reflected in table 2, and such receivable was registered as a reimbursement from the FDIC in light of the successful execution of the bulk sale. The net FDIC shared-loss expense decreased to $10.7 million as compared to $38.4 million for the same period in 2015, primarily from the expiration of the FDIC commercial and non-single family loans loss share coverage at June 30, 2015.

During the first quarter of 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million at a cost of $12.0 million, included as a loss on early extinguishment of debt in the unaudited statements of operations. In addition, the Company sold $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds. As a result, the Company recorded a net gain on sale of securities of $12.2 million. During the nine-month period ended September 30, 2015, the Company recorded a net gain on sale of securities of $2.6 million.

Other non-interest income increased $8.5 million, as the Company received $5.0 million in the third quarter of 2016 from a loss in 2009 related to a private label collateralized mortgage obligation. In addition, during the nine-month period ended September 30, 2015 the Company recognized a $1.9 million loss in the valuation of a mortgage servicing asset sold.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 7.5% to $19.7 million, compared to $21.3 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities of $1.1 million and a reduction in fees from the IRA portfolio of $461 thousand.

Income generated from mortgage banking activities decreased 30.0% to $3.3 million, compared to $4.7 million for the same period in 2015. The decrease in mortgage banking activities was mostly due to a decrease in servicing income of $1.5 million, as the Company sold part of its mortgage servicing asset during the second quarter of 2015. In addition, mortgage banking activities were affected by foregone gains on sales, which decreased $1.7 million, as a result of the Company retaining securitized GNMA pools, offset by a decrease of $1.7 million in losses from repurchased loans.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, slightly decreased 1.8% to $30.7 million from $31.2 million for the same period in 2015. Such decrease reflects a reduction in loan prepayment fees of $776 thousand from the early cancellation of a credit facilities to a public corporation and a reduction in checking overdraft fees of $278 thousand, partially offset by an increase of $390 thousand in electronic banking fees.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2016	2015	Variance %	2016	2015	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$19,191	$21,015	-8.7%	$58,006	$60,455	-4.1%
Professional and service fees	3,744	4,000	-6.4%	10,881	12,324	-11.7%
Occupancy and equipment	7,484	8,556	-12.5%	23,413	26,075	-10.2%
Insurance	1,242	2,263	-45.1%	7,547	6,467	16.7%
Electronic banking charges	5,077	5,496	-7.6%	15,613	16,714	-6.6%
Information technology expenses	1,862	1,364	36.5%	5,124	4,360	17.5%
Advertising, business promotion, and strategic initiatives	1,347	1,577	-14.6%	4,133	4,763	-13.2%
Foreclosure, repossession and other real estate expenses	5,279	16,601	-68.2%	13,250	32,384	-59.1%
Loan servicing and clearing expenses	2,804	1,976	41.9%	6,811	6,923	-1.6%
Taxes, other than payroll and income taxes	2,385	2,649	-10.0%	7,386	6,831	8.1%
Communication	617	774	-20.3%	2,017	2,234	-9.7%
Printing, postage, stationery and supplies	602	624	-3.5%	1,927	1,842	4.6%
Director and investor relations	233	246	-5.3%	812	829	-2.1%
Other operating expenses	3,059	1,949	57.0%	6,688	7,658	-12.7%
Total non-interest expenses	$54,926	$69,090	-20.5%	$163,608	$189,859	-13.8%
Relevant ratios and data:
Efficiency ratio	57.69%	63.66%		58.66%	59.51%
Compensation and benefits to non-interest expense	34.94%	30.42%		35.45%	31.84%
Compensation to average total assets owned	1.15%	1.15%		1.14%	1.10%
Average number of employees	1,435	1,493		1,451	1,504
Average compensation per employee	$13.4	$14.1		$40.0	$40.2
Average loan balance per average employee	$3,065	$3,117		$3,061	$3,162

Non-Interest Expenses

Comparison of quarters ended September 30, 2016 and 2015

Non-interest expense for the third quarter of 2016 was $54.9 million, representing a decrease of 20.5% compared to $69.1 million in the same quarter of the previous year.

Foreclosure, repossession and other real estate expenses decreased 68.2% to $5.3 million, as compared to $16.6 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The third quarter of 2015 included a $3.2 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. In addition, the third quarter of 2015 included a loss of $2.3 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $450 thousand, mainly due to efficiencies in the selling process.

Compensation and employee benefits decreased 8.7%, or $1.8 million, to $19.2 million, mostly due to the decrease in average employees. In addition, during the quarter ended September 30, 2015, the Company offered a voluntary early retirement program for qualified employees and accumulated an additional compensation expense of $917 thousand related to this program.

Occupancy and equipment decreased 12.5%, or $1.1 million, to $7.5 million, reflecting a reduction of $1.0 million in depreciation expense for leasehold improvements, rent expense, security equipment rent and maintenance, and building maintenance, as a result of the closing of seven branches during 2015.

Insurance expense decreased 45.1%, or $1.0 million, to $1.2 million, as a result of a change in the method for calculating the insurance premium for the FDIC Savings Association Insurance Fund (SAIF). The change became effective during the third quarter of 2016.

Other operating expenses increased 57.0%, or $1.1 million, to $3.1 million, which reflects an increase in reserves for regulatory matters.

The efficiency ratio improved to 57.69% from 63.66% for the same period in 2015. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarter ended September 30, 2016 and 2015 amounted to $1.9 million and $17.3 million, respectively.

Comparison of nine-month periods ended September 30, 2016 and 2015

Non-interest expense for the nine-month period ended September 30, 2016 was $163.6 million, representing a decrease of 13.8% compared to $189.9 million in the same period of the previous year.

Foreclosure, repossession and other real estate expenses decreased 59.1% to $13.3 million, as compared to $32.4 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The nine-month period ended September 30, 2015 included a $12.7 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. Also, the nine-month period ended September 30, 2015 included a loss of $5.0 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $2.0 million, mainly due to efficiencies in the selling process.

Occupancy and equipment decreased 10.2% to $23.4 million reflecting a reduction of $2.9 million in depreciation of leasehold improvements, rent expense, security equipment rent and maintenance, and building maintenance, as a consequence of the closing of seven branches during 2015.

Compensation and employee benefits decreased 4.1%, or $2.4 million, to $58.0 million, mostly due to the decrease in average employees. In addition, during the nine-month period ended September 30, 2015, the Company offered a voluntary early retirement program for qualified employees and accumulated an additional compensation expense of $917 thousand related to this program.

Professional and service fees decreased 11.7%, or $1.4 million, to $10.9 million, mostly due to lower legal expenses from strategic initiatives to reduce costs, lower collection services due to in-house collection efforts, and lower consulting fees due to non-recurring expenses in 2015.

Electronic banking charges decreased 6.6%, or $1.1 million to $15.6 million mostly due the a reduction of $1.6 million in debit card merchant and billing fees, partially offset by $427 thousand in debit and credit card processing service fees.

The decreases in the foregoing non-interest expenses were partially offset by increases in insurance expense and information technology.

Insurance expense increased 16.7% to $7.5 million, as compared to $6.5 million in the same period of 2015, mainly due to an increase in the SAIF premium during the fourth quarter of 2015. This increase was partially offset by a change in the method for calculating the insurance premium for the SAIF, which became effective during the third quarter of 2016.

Information technology expenses increased 17.5% to $5.1 million, as compared to $4.4 million in the same period of 2015, mainly due to an increase in the data processing expenses.

The efficiency ratio improved to 58.66% from 59.51% for the same period in 2015. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the nine-month period ended September 30, 2016 and 2015 amounted to $4.8 million and $19.1 million, respectively.

     Provision for Loan and Lease Losses

Comparison of quarters ended September 30, 2016 and 2015

Provision for loan and lease losses decreased 54.5%, or $28.1 million, to $23.5 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses increased 40.6%, or $4.2 million, to $14.7 million from $10.5 million when compared with the same period in 2015. Commercial provision increased $4.3 million to $5.8 million, compared to $1.5 million for the same period in 2015. This increase included $2.9 million towards the PREPA credit, which was held for sale, and another $2.9 million for a single commercial loan. Mortgage provision increased to $1.6 million, compared to $4 thousand for the same period in 2015. Consumer provision increased $934 thousand to $3.6 million, from $2.6 million for the same period in 2015. Increases were partially offset by a decrease in the auto and leasing provision of $3.1 million to $3.8 million, from $6.9 million.

Total charge-offs on originated and other loans increased 438.8% to $69.3 million, as compared to $12.9 million for the same period in 2015. Commercial charge-offs increased $55.9 million to $56.7 million, from $828 thousand as a result of a $56.2 million charge-off in connection with the sale of the PREPA credit. Consumer charge-offs increased $702 thousand to $3.2 million. Mortgage charge-offs increased to $1.7 million, from $1.1 million. Auto and leasing charge-offs decreased $706 thousand to $7.8 million. Total recoveries on originated and other loans increased from $3.8 million to $4.0 million. Net charge-off rate increased 704 basis points to 8.27% due to the aforementioned sale of PREPA credit.

Provision for acquired loan and lease losses decreased 78.7%, or $32.4 million, to $8.8 million from $41.1 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses increased $312 thousand to $7.9 million from $7.6 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses decreased $32.7 million from $33.5 million to $819 thousand. Such decrease reflects an additional provision of $32.9 million during the third quarter of 2015 recorded as a result of the sale of  non-performing commercial acquired Eurobank loans amounting to $197.1 million, unpaid principal balance ($100.0 million carrying amount).

Comparison of nine-month periods ended September 30, 2016 and 2015

Provision for loan and lease losses decreased 52.7%, or $57.6 million, to $51.7 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses decreased 36.6%, or $19.9 million, to $34.4 million from $54.3 million when compared with the same period in 2015. The provision was high in the 2015 period because in the first quarter of 2015, the Company changed to non-accrual status the PREPA line of credit and recorded a $24.0 million provision for loan and lease losses related thereto. This decrease was partially offset by a $2.9 million provision related to the sale of the PREPA credit and another $2.9 million provision for a single commercial loan recorded during the quarter ended September 30, 2016.

Total charge-offs on originated and other loans increased 159.6% to $95.8 million, as compared to $36.9 million for the same period in 2015. Commercial charge-offs increased $56.2 million to $58.5 million as a result of a $56.2 million charge-off in connection with the sale of the PREPA credit. Consumer charge-offs increased $1.9 million to $8.3 million. Mortgage charge-offs increased $864 thousand to $4.7 million. Auto and leasing charge-offs decreased $42 thousand to $24.3 million. Total recoveries on originated and other loans decreased from $11.5 million to $10.9 million. Net charge-off rate increased 367 basis points to 5.42% due to the aforementioned sale of PREPA credit.

Provision for acquired loan and lease losses decreased 68.6%, or $37.7 million, to $17.3 million from $55.0 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $2.2 million to $14.6 million from $16.8 million, which included a provision of $5.2 million related to the sale of certain non-performing commercial loans during the third quarter of 2015. This decrease was partially offset by a $4.4 million provision during the quarter ended September 30, 2016 in connection with a loan to the Puerto Rico Housing Finance Authority (PRHFA). Provisions for acquired Eurobank loan and lease losses decreased $35.5 million from $38.2 million to $2.7 million. The provision was higher in the 2015 period because of a provision of $32.9 million related to the sale of certain non-performing commercial loans during the third quarter of 2015.

Income Taxes

Comparison of quarters ended September 30, 2016 and 2015

Income tax expense was $3.6 million, compared to $562 thousand for the same period in 2015. Income tax expense reflects the net income before income taxes of $18.7 million for the third quarter of 2016, compared to a net income before taxes of $5.1 million for the year-ago quarter.

Comparison of nine-month periods ended September 30, 2016 and 2015

Income tax expense was $15.1 million, compared to $2.3 million for the same period in 2015. Income tax expense reflects the net income before income taxes of $58.8 million for the nine-month period of 2016, compared to a net income before income taxes of $782 thousand for the year-ago period.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2016 and 2015.

	Quarter Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,564	$15	$8,005	$90,584	$-	$90,584
Interest expense	(6,733)	-	(6,924)	(13,657)	-	(13,657)
Net interest income	75,831	15	1,081	76,927	-	76,927
Provision for loan and lease losses	(23,469)	-	-	(23,469)	-	(23,469)
Non-interest income	8,918	6,379	4,918	20,215	-	20,215
Non-interest expenses	(50,095)	(3,757)	(1,074)	(54,926)	-	(54,926)
Intersegment revenue	375	-	86	461	(461)	-
Intersegment expenses	(86)	(272)	(103)	(461)	461	-
Income before income taxes	$11,474	$2,365	$4,908	$18,747	$-	$18,747
Total assets	$5,715,958	$19,433	$1,801,752	$7,537,143	$(945,030)	$6,592,113

	Quarter Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$97,264	$25	$9,958	$107,247	$-	$107,247
Interest expense	(7,036)	-	(10,388)	(17,424)	-	(17,424)
Net interest income	90,228	25	(430)	89,823	-	89,823
Provision for loan and lease losses	(51,579)	-	-	(51,579)	-	(51,579)
Non-interest income (loss)	30,098	6,513	(634)	35,977	-	35,977
Non-interest expenses	(63,106)	(5,063)	(921)	(69,090)	-	(69,090)
Intersegment revenue	351	-	69	420	(420)	-
Intersegment expenses	(69)	(252)	(99)	(420)	420	-
Income (loss) before income taxes	$5,923	$1,223	$(2,015)	$5,131	$-	$5,131
Total assets	$5,990,125	$20,594	$2,117,569	$8,128,288	$(924,466)	$7,203,822

	Nine-Month Period Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$243,389	$49	$26,360	$269,798	$-	$269,798
Interest expense	(20,840)	-	(23,744)	(44,584)	-	(44,584)
Net interest income	222,549	49	2,616	225,214	-	225,214
Provision for loan and lease losses	(51,703)	-	-	(51,703)	-	(51,703)
Non-interest income	24,927	19,309	4,637	48,873	-	48,873
Non-interest expenses	(147,881)	(11,610)	(4,117)	(163,608)	-	(163,608)
Intersegment revenue	1,162	-	235	1,397	(1,397)	-
Intersegment expenses	(235)	(849)	(313)	(1,397)	1,397	-
Income before income taxes	$48,819	$6,899	$3,058	$58,776	$-	$58,776

	Nine-Month Period Ended September 30, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$285,251	$71	$28,339	$313,661	$-	$313,661
Interest expense	(21,600)	-	(30,311)	(51,911)	-	(51,911)
Net interest income	263,651	71	(1,972)	261,750	-	261,750
Provision for loan and lease losses	(109,311)	-	-	(109,311)	-	(109,311)
Non-interest income	16,136	20,416	1,650	38,202	-	38,202
Non-interest expenses	(169,264)	(16,586)	(4,009)	(189,859)	-	(189,859)
Intersegment revenue	1,058	-	228	1,286	(1,286)	-
Intersegment expenses	(228)	(770)	(288)	(1,286)	1,286	-
Income (loss) before income taxes	$2,042	$3,131	$(4,391)	$782	$-	$782

Comparison of quarters ended September 30, 2016 and 2015

Banking

Net interest income of the Company’s Banking segment decreased $14.4 million for 2016, or 16.0%, reflecting a decrease in interest income from loans of $14.7 million, or 15.1%, to $82.6 million. Such decrease is comprised of $11.0 million and $3.7 million in volume and interest rate, respectively, of loans, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities.

Originated loans interest income increased 9.8% to $50.6 million as average balances grew 6.8% and yields increased 18 basis points to 6.35%. Acquired BBVAPR loans interest income declined 35.5% to $22.7 million as average balances declined 26.6% and yields decreased 113 basis points to 8.19%. Acquired Eurobank loans interest income fell 41.8% to $9.3 million as average balances declined 29.4% and yields decreased 577 basis points to 26.85%.

Provision for loan and lease losses decreased 54.4% to $23.5 million.

Provision for originated and other loan and lease losses increased 40.6%, or $4.2 million, to $14.7 million from $10.5 million when compared with the same period in 2015. Commercial loan provision increased $4.3 million to $5.8 million, compared to $1.5 million provision for the same quarter in 2015. This increase included $2.9 million related to the sale of the PREPA credit and another $2.9 million for a single commercial loan. Mortgage loan provision increased to $1.6 million, compared to $4 thousand for the same quarter in 2015. Consumer loan provision increases $934 thousand to $3.6 million, from $2.6 million for the same quarter in 2015. Increases were partially offset by a decrease in auto and leasing portfolio provision of $3.1 million to $3.8 million, from $6.9 million for the same quarter of 2015.

Provision for acquired loan and lease losses decreased 78.7%, or $32.4 million, to $8.8 million from $41.1 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses increased $312 thousand to $7.9 million from $7.6 million, when compared to the same period in 2015. Provision for acquired Eurobank loan and lease losses decreased $32.7 million from $33.5 million to $819 thousand. Such decrease reflects an additional provision of $32.9 million during the third quarter of 2015 recorded as a result of the sale of  non-performing commercial acquired Eurobank loans amounting to $197.1 million, unpaid principal balance ($100.0 million, carrying amount).

Non-interest income, net, is affected by the level of mortgage banking activities and fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition. Non-interest income decreased $21.2 million to $8.9 million from $30.1 million during the same quarter in 2015. During the third quarter of 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC agreed to pay up to $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans, and such receivable was registered as a reimbursement from the FDIC in light of the successful execution of the bulk sale. The net FDIC shared-loss expense increased to $3.3 million as compared to $2.1 million for the third quarter of 2015. The increase is related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation.

Non-interest expense of $50.1 million decreased 20.6% when compared to the third quarter of 2015. Foreclosure, repossession and other real estate expenses decreased $11.3 million to $5.3 million, as compared to $16.6 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The third quarter of 2015 included a $3.2 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. In addition, the third quarter of 2015 included a loss of $2.3 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $450 thousand, mainly due to efficiencies in the selling process. Insurance expense decreased $1.0 million to $1.2 million, as a result of a change in the method for calculating the insurance premium for the SAIF, which became effective during the third quarter of 2016.

Wealth Management

Wealth management net revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $1.1 million to $2.4 million, compared to $1.2 million for the same quarter in 2015, mainly due to a decrease of $1.3 million in non-interest expenses, mainly in compensation expense.

Treasury

Treasury net revenue, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to a gain of $4.9 million, compared to a loss of $2.0 million in the third quarter of 2015. This increase is mostly due to an increase in non-interest income from a loss of $634 thousand to a gain of $4.9 million, as the Company received $5.0 million from a loss in 2009 from a private label collateralized mortgage obligation.

Net interest income increased $1.5 million to $1.2 million. Interest income from investments reflects decreases in volume and interest rate of $1.5 million and $492 thousand, respectively. Interests expense declined $3.5 million to $6.9 million. Decreases in both, interest income and expenses were affected by a partial unwinding of a high-rate repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%, and the sale of $272.1 million of mortgage backed securities and $11.1 million of Puerto Rico government bonds during the first quarter of 2016. Also, during the third quarter of 2016, $227.0 million in short term FHLB advances were repaid at maturity.

Comparison of nine-month periods ended September 30, 2016 and 2015

Banking

Net interest income of the Company’s Banking segment decreased $41.1 million for 2016, or 15.6%, reflecting a decrease in interest income from loans of $41.8 million, or 14.7%, to $243.4 million. Such decrease reflects decreases of $29.5 million and a $12.4 million in volume and interest rate, respectively, of loans, primarily due to lower acquired loan balances and yields. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans fall due to repayments and maturities.

Originated loans interest income increased 8.1% to $147.6 million as average balances grew 7.7% and yields remained at 6.28%. Acquired BBVAPR loans interest income declined 31.0% to $72.0 million as average balances declined 27.4% and yields decreased 45 basis points to 8.20%. Acquired Eurobank loans interest income fell 46.2% to $23.8 million as average balances declined 40.0% and yields decreased 269 basis points to 22.5%. Interest income from investments decreased 7.2% to $26.4 million, reflecting a decrease in volume of $1.9 million and a decrease in interest rate of $104 thousand.

Provision for loan and lease losses decreased 52.7%, or $57.6 million, to $51.7 million.

Provision for originated and other loan and lease losses decreased 36.6%, or $19.9 million, to $34.4 million from $54.3 million when compared with the same period in 2015. The provision was high in the 2015 period because in the first quarter of 2015, the Company changed to non-accrual status the PREPA line of credit and recorded a $24.0 million provision for loan and lease losses related thereto. This decrease was partially offset by a $2.9 million provision related to the sale of the PREPA credit and another $2.9 million provision for a single commercial loan recorded during the quarter ended September 30, 2016.

Provision for acquired loan and lease losses decreased 68.6%, or $37.7 million, to $17.3 million from $55.0 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $2.2 million to $14.6 million from $16.8 million, when compared to the same period in 2015. An additional provision of $5.2 million was placed as a result of the sale of certain non-performing commercial loans during the third quarter of 2015. This decrease was partially offset by a $4.4 million provision during the quarter ended September 30, 2016 for a loan to the PRHFA. Provision for acquired Eurobank loan and lease losses decreased $35.5 million from $38.2 million to $2.7 million. Such decrease reflects an additional provision of $32.9 million placed as a result of the sale of a certain non-performing commercial acquired Eurobank loans during the third quarter of 2015.

Non-interest income, net, is affected by the level of mortgage banking activities and fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.

During the third quarter of 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement. As a result of such agreement, the FDIC agreed to pay up to $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans and such receivable was registered as a reimbursement from the FDIC in light of the successful execution of the bulk sale. The net FDIC shared-loss expense decreased to $10.7 million as compared to $38.4 million for the same period in 2015, primarily from the expiration of the FDIC commercial and non-single family loans loss share coverage at June 30, 2015.

Non-interest expense of $147.9 million decreased 12.6%, or $21.4 million, when compared to the same period in 2015, primarily reflecting a decrease in foreclosure, repossession and other real estate expenses of $19.1 million to $13.3 million, as compared to $32.4 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The nine-month period ended September 30, 2015 included a $12.7 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. Also, the nine-month period ended September 30, 2015 included a loss of $5.0 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $2.0 million, mainly due to efficiencies in the selling process.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 5.4% to $19.3 million, compared to $20.4 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities and a reduction in fees from the IRA portfolio.

Non-interest expenses decreased by 30.0% to $11.6 million, mainly due to a payment of $2.1 million required by the broker-dealer's regulator during the second quarter of 2015 and a reduction in compensation expense.

Treasury

Treasury net revenue, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to a gain of $3.1 million, compared to a loss of $4.4 million in the same period in 2015. This increase is mostly due to an increase in non-interest income from a loss of $4.0 million to a gain of $4.6 million, as the Company received $5.0 million from a loss in 2009 related to a private label collateralized mortgage obligation.

Net interest income increased $4.6 million to $2.6 million. Interest income from investments reflects decreases in volume and interest rate of 2.0 million and $104 thousand, respectively. Interests expense decline $6.6 million to $23.7 million. Decreases in both, interest income and expenses were affected by a partial unwinding of a high-rate repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%, and the sale of $272.1 million of mortgage backed securities and $11.1 million of Puerto Rico government bonds during the first quarter of 2016. Also, during the third quarter of 2016, $227.0 million of short term FHLB advances were repaid at maturity.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2016, the Company’s total assets amounted to $6.592 billion representing a decrease of 7.1% when compared to $7.099 billion at December 31, 2015. This reduction is mainly due to a decrease in the investment portfolio. The investment portfolio decreased $318.2 million from $1.616 billion at December 31, 2015 to $1.298 billion, mainly from the sale of $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds during the first half of 2016. As a result, at September 30, 2016, loans represented 77% of total interest-earning assets while investments represented 23%, compared to 73% and 27%, respectively, at December 31, 2015.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2016, the Company’s loan portfolio decreased by 3.1% to $4.299 billion compared to $4.434 billion at December 31, 2015, primarily due to lower acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities.  At September 30, 2016, the originated loan portfolio decreased $48.9 million, mainly from the net transfer of PREPA to held-for-sale during the third quarter of 2016. The acquired BBVAPR loan portfolio decreased $212.7 million, or 16.7%, and the acquired Eurobank loan portfolio decreased $10.3 million, or 7.0%, from December 31, 2015.

Financial Assets Managed

The Company’s financial assets include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of individual retirement accounts ("IRA"s) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At September 30, 2016, total assets managed by the Company’s trust division and OPC amounted to $2.867 billion, compared to $2.691 billion at December 31, 2015. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2016, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.419 billion, compared to $2.375 billion at December 31, 2015. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of September 30, 2016, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2015, based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceeded its fair value by approximately $263.1 million, or 29.6%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the nine month period ended September 30, 2016, the Company performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at September 30, 2016.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,006,490	$1,354,802	-25.7%
Obligations of US government-sponsored agencies	4,165	5,093	-18.2%
US Treasury securities	25,007	25,032	-0.1%
CMOs issued by US government-sponsored agencies	111,836	135,073	-17.2%
GNMA certificates	130,985	58,495	123.9%
Puerto Rico government and public instrumentalities	4,073	13,731	-70.3%
FHLB stock	12,712	20,783	-38.8%
Other debt securities	2,017	2,572	-21.6%
Other investments	383	291	31.6%
Total investments	1,297,668	1,615,872	-19.7%
Loans	4,298,965	4,434,213	-3.1%
Total securities and loans	5,596,633	6,050,085	-7.5%
Other assets:
Cash and due from banks (including restricted cash)	506,835	535,359	-5.3%
Money market investments	5,460	4,699	16.2%
FDIC indemnification asset	16,670	22,599	-26.2%
Foreclosed real estate	45,740	58,176	-21.4%
Accrued interest receivable	17,966	20,637	-12.9%
Deferred tax asset, net	131,061	145,901	-10.2%
Premises and equipment, net	71,105	74,590	-4.7%
Servicing assets	8,393	7,455	12.6%
Derivative assets	1,503	3,025	-50.3%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	104,678	90,554	15.6%
Total other assets	995,480	1,049,064	-5.1%
Total assets	$6,592,113	$7,099,149	-7.1%
Investments portfolio composition:
FNMA and FHLMC certificates	77.6%	83.9%
Obligations of US government-sponsored agencies	0.3%	0.3%
US Treasury securities	1.9%	1.5%
CMOs issued by US government-sponsored agencies	8.6%	8.4%
GNMA certificates	10.1%	3.6%
Puerto Rico government and public instrumentalities	0.3%	0.8%
FHLB stock	1.0%	1.3%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

		September 30,		December 31,	Variance
	2016		2015		%
	(In thousands)
Originated and other loans and leases held for investment: (c)
Mortgage	$	#N/A	$	#N/A	#N/A
Commercial		5,755		7,457	-22.8%
Consumer		34,215		38,385	-10.9%
Auto and leasing		730,589		669,163	9.2%
		#N/A		#N/A	#N/A
Allowance for loan and lease losses on originated and other loans and leases		#N/A		#N/A	#N/A
		#N/A		#N/A	#N/A
Deferred loan costs, net		5,421		4,203	29.0%
Total originated and other loans loans held for investment, net		#N/A		#N/A	#N/A

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial		5,755		7,457	-22.8%
Consumer		34,215		38,385	-10.9%
Auto		64,393		106,911	-39.8%
		104,363		152,753	-31.7%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20 (b)		(4,213)		(5,542)	24.0%
		100,150		147,211	-32.0%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy) (a)
Mortgage		579,769		608,294	-4.7%
Commercial		230,163		287,311	-19.9%
Construction		71,436		88,180	-19.0%
Consumer		5,768		11,843	-51.3%
Auto		100,475		153,592	-34.6%
		987,611		1,149,220	-14.1%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30		(29,819)		(25,785)	-15.6%
		957,792		1,123,435	-14.7%
Total acquired BBVAPR loans, net		1,057,942		1,270,646	-16.7%
Acquired Eurobank loans: (a)
Loans secured by 1-4 family residential properties		75,043		92,273	-18.7%
Commercial and construction		82,753		142,377	-41.9%
Consumer		1,488		2,314	-35.7%
		159,284		236,964	-32.8%
Allowance for loan and lease losses on Eurobank loans (b)		(22,812)		(90,178)	74.7%
Total acquired Eurobank loans, net		136,472		146,786	-7.0%
Total acquired loans, net		1,194,414		1,417,432	-15.7%
Total held for investment, net		#N/A		#N/A	#N/A
Mortgage loans held for sale		26,362		13,614	93.6%
Other loans held for sale		123,137		-	100.0%
Total loans, net	$	#N/A	$	#N/A	#N/A
(a) Current period amounts have been re-measured using the revised derecognition policy for purchased credit impaired loans.

(b) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was derecognized due to the revision in the derecognition policy for these loans during the second quarter of 2016.

(c) During the third quarter of 2016, the Company entered into an agreement to sell its outstanding participation in the PREPA line of credit. At September 30, 2016 this line of credit was reported as other loans held for sale, at fair value of $123.1 million.

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred as "originated and other" loans) and loans acquired (referred as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-sharing coverage, related to acquired Eurobank commercial loans expired on June 30, 2015. The coverage for the single-family residential loans will expire on June 30, 2020. At September 30, 2016, the remaining covered loans amounting to $62.8 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At December 31, 2015, covered loans amounted to $69.7 million, net carrying amount, and also included under the name "loans secured by 1-4 family residential properties." Covered loans are no longer a material amount. Therefore, the Company changed its loan disclosures during 2015.

As shown in Table 5 above, total loans, net, amounted to $4.299 billion at September 30, 2016 and $4.434 billion at December 31, 2015. The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $735.4 million (24.4% of the gross originated loan portfolio) compared to $757.8 million (24.4% of the gross originated loan portfolio) at December 31, 2015. Mortgage loan production totaled $51.0 million and $157.0 million for the quarter and nine-month period ended September 30, 2016, which represents a decrease of 21.8% and 18.2%, from $65.2 million and $191.8 million, respectively. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $9.6 million and $7.9 million at September 30, 2016 and December 31, 2015, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.267 billion (42.1% of the gross originated loan portfolio) compared to $1.442 billion (46.3% of the gross originated loan portfolio) at December 31, 2015. Commercial loan production decreased 24.8% and 28.1% to $62.6 million and $208.2 million for the quarter and nine-month period ended September 30, 2016, from $83.2 million and $289.4 million for the same periods in 2015.

•         Consumer loan portfolio amounted to $278.7 million (9.3% of the gross originated loan portfolio) compared to $243.0 million (7.8% of the gross originated loan portfolio) at December 31, 2015. Consumer loan production increased 18.7% and increased 14.3% to $43.6 million and $117.5 million for the quarter and nine-month period ended September 30, 2016, respectively, from $36.8 million and $102.8 million for the same periods in 2015.

•         Auto and leasing portfolio amounted to $730.6 million (24.2% of the gross originated loan portfolio) compared to $669.2 million (21.5% of the gross originated loan portfolio) at December 31, 2015. Auto and leasing production increased by 5.7% and 7.2% to $69.5 million and $207.2 million for the quarter and nine-month period ended September 30, 2016, respectively, compared to $65.7 million and $193.2 million for the same periods in 2015.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2016
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$10,903	$252	2.31%	$10,829	$690	6.37%	$90,613	$1,571	1.73%
90 - 119 days	14	1	7.14%	281	28	9.96%	1,747	84	4.81%
120 - 179 days	38	4	0.00%	931	90	9.67%	908	49	5.40%
180 - 364 days	134	5	3.73%	895	87	9.72%	3,487	182	5.22%
365+ days	442	99	22.40%	2,024	567	28.01%	9,037	829	9.17%
Total	$11,531	$361	3.13%	$14,960	$1,462	9.77%	$105,792	$2,715	2.57%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.37%			0.48%			3.39%
Refinanced or Modified Loans:
Amount	$2,079	$203	9.76%	$553	$52	9.40%	$19,144	$1,337	6.98%
Percentage of Higher-Risk Loan Category	18.03%			3.70%			18.10%
Loan-to-Value Ratio:
Under 70%	$7,271	$194	2.67%	$801	$51	6.37%	$-	$-	-
70% - 79%	2,156	125	5.80%	2,395	174	7.27%	-	-	-
80% - 89%	206	21	10.19%	4,830	506	10.48%	-	-	-
90% and over	1,898	21	1.11%	6,934	731	10.54%	105,792	2,715	2.57%
	$11,531	$361	3.13%	$14,960	$1,462	9.77%	$105,792	$2,715	2.57%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2016
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$10,934	$-	$-	$10,934	Repayment sources include abandoned and unclaimed funds escheated to the Commonwealth
Public corporations	239	239	-	-	-
Municipalities	191,189	307	69,188	121,694	Repayment from property taxes
Investment securities	4,073	-	4,073	-	Remaining position is PRHTA security issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation
Total	$206,435	$546	$73,261	$132,628

Some highlights follow regarding the data included above:

•         Loans to municipalities are backed by their unlimited taxing power for real and personal property taxes.

•          Deposits from municipalities, central government and other government entities totaled $165.0 million at September 30, 2016.

•          The outstanding balance of credit facilities to central government and public corporations decreased by $200.8 million during 2016 mainly as a result of the sale of the PREPA fuel line of credit which had an outstanding balance of $190.3 million at December 31, 2015. At September 30, 2016, this fuel line of credit was reported as other loans held for sale, at fair value. The sale transaction settled on October 7, 2016.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At September 30, 2016, the Company’s allowance for loan and lease losses amounted to $119.0 million, a $115.1 million decrease from $234.1 million at December 31, 2015, mainly related to the de-recognition of $82.0 million for a portion of the allowance for credit impaired loans due to a revision in policy during the second quarter of 2016 and a $56.2 million charge-off during the quarter ended September 30, 2016 in connection with the sale of PREPA participation.

Effective June 30, 2016, pursuant to supervisory direction, the Company revised the purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy implementation was performed prospectively due to the immaterial impact for retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discount expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-recognition of loans recorded investment balance and associated allowance for loans and lease losses that had exited the pools with no impact to provision for loan and lease losses.

Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At September 30, 2016, $62.2 million of the allowance corresponded to originated and other loans held for investment, or 2.06% of total originated and other loans held for investment, compared to $112.6 million, or 3.62% of total originated and other loans held for investment, at December 31, 2015. The allowance decreased mainly as a result of the recognition of a $56.2 million charge-off in connection with the sale of the PREPA participation during the third quarter of 2016. Provision for loan and lease losses of $34.4 million and recoveries of $10.9 million, were offset by charge-offs of $95.8 million during the nine-month period ended September 30, 2016. The allowance for residential mortgage loans increased by 1.0% (or $175 thousand), when compared with the balances recorded at December 31, 2015. The allowance for consumer loans and auto and leases increased by 9.8% (or $1.1 million) and 4.1% (or $741 thousand), respectively, when compared with the balances recorded at December 31, 2015. The allowance for commercial loans decreased 81.0% (or $52.5 million), when compared with the balances recorded at December 31, 2015, mainly from the sale of the PREPA participation.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at September 30, 2016 was $4.2 million compared to $5.5 million at December 31, 2015, a 24.0% decrease. The allowance decreased as a result of $4.5 million in charge-offs, which were partially offset by a $1.4 million provision for loan and lease losses and $1.8 million of recoveries during the nine-month period ended September 30, 2016. The allowance for commercial loans decreased by 30.8% (or $8 thousand), when compared with the balance recorded at December 31, 2015. The allowance for consumer loans decreased by 14.1% (or $483 thousand) and auto loans decreased by 40.2% (or $838 thousand), respectively, when compared with the balances recorded at December 31, 2015, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at September 30, 2016 was $29.8 million as compared to $25.8 million at December 31, 2015. The allowance decreased mainly as a result of $8.9 million in allowance de-recognition from revised purchased credit impaired loan policy and by loan pools fully charged-off of $282 thousand, partially offset by a $13.2 million provision for loan and lease losses during the nine-month period ended September 30, 2016.

Allowance for loan and lease losses recorded for acquired Eurobank loans at September 30, 2016 was $22.8 million as compared to $90.2 million at December 31, 2015. The allowance decreased as a result of $73.1 million in allowance de-recognition from revised purchased credit impaired loan policy and by $134 thousand in loan pools fully charged-off, partially offset by a $2.7 million provision for loan and lease losses and by $3.2 million for the FDIC shared-loss portion of provision for covered loan and lease losses. The allowance for loan and lease losses on acquired Eurobank loans is accounted for under the provisions of ASC 310-30. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increases the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2016 and December 31, 2015, the Company had $107.6 million and $300.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). The decline of $193.0 million is directly related to the sale of PREPA participation, which had an outstanding balance of $190.3 million at December 31, 2015. At September 30, 2016, this fuel line of credit was reported as other loans held for sale, at fair value. The sale transaction settled on October 7, 2016.

At September 30, 2016 and December 31, 2015, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $100.3 million and $93.6 million, respectively.

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

At September 30, 2016, the Company’s non-performing assets decreased by 56.4% to $160.3 million (2.92% of total assets, excluding acquired loans with deteriorated credit quality) from $367.8 million (6.31% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2015. The Company does not expect non-performing loans to result in significantly higher losses. At September 30, 2016, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 56.06% (37.15% at December 31, 2015).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At September 30, 2016, the Company’s originated non-performing mortgage loans totaled $75.6 million (67.0% of the Company’s non-performing loans), a 2.9% decrease from $77.9 million (25.5% of the Company’s non-performing loans) at December 31, 2015. Non-performing loans in this category are residential mortgage loans.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2016, the Company’s originated non-performing commercial loans amounted to $23.3 million (20.7% of the Company’s non-performing loans), a 89.2% decrease from $215.3 million at December 31, 2015 (70.5% of the Company’s non-performing loans), mainly from the sale of PREPA participation. Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2016, the Company’s originated non-performing consumer loans totaled $2.5 million (2.2% of the Company’s non-performing loans), a 51.4% increase from $1.6 million (0.5% of the Company’s non-performing loans) at December 31, 2015.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2016, the Company’s originated non-performing auto loans and leases amounted to $9.5 million (8.4% of the Company’s total non-performing loans), an increase of 12.6% from $8.4 million at December 31, 2015 (2.8% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2016, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $458 thousand (0.4% of the Company’s non-performing loans), a 48.0% decrease from $880 thousand at December 31, 2015 (0.3% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At September 30, 2016, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $703 thousand (0.6% of the Company’s non-performing loans), a 31.4% increase from $535 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2016, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $777 thousand (0.7% of the Company’s non-performing loans), a 6.5% decrease from $831 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

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

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only/interests first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed by the Company’s current credit and underwriting guidelines. The Company achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	September 30,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,527	$18,352	1.0%
Commercial	12,307	64,791	-81.0%
Consumer	12,289	11,197	9.8%
Auto and leasing	19,002	18,261	4.1%
Unallocated allowance	43	25	72.0%
Total allowance balance	$62,168	$112,626	-44.8%
Allowance composition:
Mortgage	29.8%	16.3%	82.8%
Commercial	19.8%	57.5%	-65.6%
Consumer	19.8%	9.9%	100.0%
Auto and leasing	30.5%	16.2%	88.3%
Unallocated allowance	0.1%	0.1%	0.0%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.52%	2.42%	4.1%
Commercial	0.97%	4.49%	-78.4%
Consumer	4.41%	4.61%	-4.3%
Auto and leasing	2.60%	2.73%	-4.8%
Total allowance to total originated loans	2.06%	3.62%	-43.1%
Allowance coverage ratio to non-performing loans:
Mortgage	24.51%	23.57%	4.0%
Commercial	52.71%	30.10%	75.1%
Consumer	497.53%	686.51%	-27.5%
Auto and leasing	200.51%	216.93%	-7.6%
Total	56.06%	37.15%	50.9%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$18	$26	-30.8%
Consumer	2,946	3,429	-14.1%
Auto	1,249	2,087	-40.2%
Total allowance balance	$4,213	$5,542	-24.0%
Allowance composition:
Commercial	0.4%	0.5%	-20.0%
Consumer	69.9%	61.9%	12.9%
Auto	29.7%	37.6%	-21.0%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Commercial	0.31%	0.35%	-11.4%
Consumer	8.61%	8.93%	-3.6%
Auto	1.94%	1.95%	-0.5%
Total allowance to total acquired loans	4.04%	3.63%	11.3%
Allowance coverage ratio to non-performing loans:
Commercial	3.93%	2.95%	33.2%
Consumer	419.06%	640.93%	-34.6%
Auto	160.75%	251.14%	-36.0%
Total	217.39%	246.75%	-11.9%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	September 30,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$2,664	$1,762	51.2%
Commercial	21,998	21,161	4.0%
Auto	5,157	2,862	80.2%
Total allowance balance (a)	$29,819	$25,785	15.6%
Allowance composition:
Mortgage	8.9%	6.8%	30.9%
Commercial	73.8%	82.1%	-10.1%
Auto	17.3%	11.1%	55.9%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$12,268	$22,570	-45.6%
Commercial	10,544	67,365	-84.3%
Consumer	-	243	-100.0%
Total allowance balance (a)	$22,812	$90,178	-74.7%
Allowance composition:
Mortgage	53.8%	25.0%	115.2%
Commercial	46.2%	74.7%	-38.2%
Consumer	0.0%	0.3%	-100.0%
	100.0%	100.0%

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016.

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2016	2015	%	2016	2015	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$112,812	$78,989	42.8%	$112,626	$51,439	119.0%
Provision for loan and lease losses	14,708	10,459	40.6%	34,420	54,322	-36.6%
Charge-offs	(69,333)	(12,867)	438.8%	(95,813)	(36,909)	159.6%
Recoveries	3,981	3,770	5.6%	10,935	11,499	-4.9%
Balance at end of period	$62,168	$80,351	-22.6%	$62,168	$80,351	-22.6%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$4,487	$5,529	-18.8%	$5,542	$4,597	20.6%
Provision for loan and lease losses	548	1,651	-66.8%	1,392	5,937	-76.6%
Charge-offs	(1,366)	(2,275)	-40.0%	(4,518)	(7,281)	-37.9%
Recoveries	544	568	-4.2%	1,797	2,220	-19.1%
Balance at end of period	$4,213	$5,473	-23.0%	$4,213	$5,473	-23.0%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$22,801	$18,359	24.2%	$25,785	$13,481	91.3%
Provision for loan and lease losses	7,403	5,979	23.8%	13,245	10,857	22.0%
Loan pools fully charged off	-	(4,352)	0.0%	(282)	(4,352)	-100.0%
Allowance de-recognition (a)	(385)	-	-100.0%	(8,929)	-	-100.0%
Balance at end of period	$29,819	$19,986	49.2%	$29,819	$19,986	49.2%

Eurobank loans
Balance at beginning of period	$22,116	$71,452	-69.0%	$90,178	$64,245	40.4%
Provision (recapture) for loan and lease losses	819	33,490	-97.6%	2,655	38,194	-93.0%
FDIC shared-loss portion on provision for covered loan and lease losses	818	-	100.0%	3,213	-	100.0%
Loan pools fully charged off	-	(14,610)	0.0%	(134)	(14,610)	-100.0%
Allowance de-recognition (a)	(941)	-	-100.0%	(73,100)	-	-100.0%
Balance at end of period	$22,812	$90,332	-74.7%	$22,812	$87,829	-74.0%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.06%	2.65%	-22.3%	2.06%	2.65%	-22.3%
Non-performing originated loans	56.06%	25.73%	117.9%	56.06%	25.73%	117.9%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	4.04%	3.19%	26.5%	4.04%	3.19%	26.5%
Non-performing acquired loans accounted for under ASC 310-20	217.39%	186.98%	16.3%	217.39%	186.98%	16.3%

(a) A portion of the allowance for loan and lease losses associated with purchased credit impaired loans was de-recognized due to the revision in the de-recognition policy for these loans during the second quarter of 2016.

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30
	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2016	2015	%	2016	2015	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,656)	$(1,058)	56.5%	$(4,692)	$(3,829)	22.5%
Recoveries	21	270	-92.2%	204	338	-39.6%
Total	(1,635)	(788)	107.5%	(4,488)	(3,491)	28.6%
Commercial
Charge-offs	(56,700)	(828)	6747.8%	(58,544)	(2,317)	2426.7%
Recoveries	93	63	47.6%	407	372	9.4%
Total	(56,607)	(765)	7299.6%	(58,137)	(1,945)	2889.0%
Consumer
Charge-offs	(3,173)	(2,471)	28.4%	(8,310)	$(6,456)	28.7%
Recoveries	120	186	-35.5%	355	729	-51.3%
Total	(3,053)	(2,285)	33.6%	(7,955)	(5,727)	38.9%
Auto
Charge-offs	(7,804)	(8,510)	-8.3%	(24,267)	$(24,307)	-0.2%
Recoveries	3,747	3,251	15.3%	9,969	10,060	-0.9%
Total	(4,057)	(5,259)	-22.9%	(14,298)	(14,247)	0.4%
Net credit losses
Total charge-offs	(69,333)	(12,867)	438.8%	(95,813)	(36,909)	159.6%
Total recoveries	3,981	3,770	5.6%	10,935	11,499	-4.9%
Total	$(65,352)	$(9,097)	618.4%	$(84,878)	$(25,410)	234.0%
Net credit losses to average loans outstanding:
Mortgage	0.88%	0.42%	109.5%	0.80%	0.60%	33.3%
Commercial	15.88%	0.23%	6804.3%	5.43%	0.20%	2615.0%
Consumer	4.71%	4.33%	8.8%	4.30%	3.91%	10.0%
Auto	2.23%	3.28%	-32.0%	2.70%	3.07%	-12.1%
Total	8.27%	1.23%	572.4%	3.62%	1.17%	209.4%
Recoveries to charge-offs	5.74%	29.30%	-80.4%	11.41%	31.16%	-63.4%
Average originated loans:
Mortgage	$746,613	$758,689	-1.6%	$748,755	$776,152	-3.5%
Commercial	1,426,216	1,349,511	5.7%	1,428,499	1,317,591	8.4%
Consumer	259,535	210,933	23.0%	246,641	195,098	26.4%
Auto	727,727	640,828	13.6%	705,956	618,280	14.2%
Total	$3,160,091	$2,959,961	6.8%	$3,129,851	$2,907,121	7.7%

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2016	2015	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$31,395	$217,691	-85.6%
Other loans	76,200	82,429	-7.6%
Accruing loans
Troubled-Debt Restructuring loans	4,059	4,240	-4.3%
Other loans	1,170	1,091	7.2%
Total non-performing loans	$112,824	$305,451	-63.1%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	44,071	56,304	-21.7%
Other repossessed assets	3,449	6,034	-42.8%
	$160,344	$367,789	-56.4%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.92%	6.31%	-53.7%
Non-performing assets to total capital	17.34%	41.00%	-57.7%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$960	$969	$2,385	$2,444

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$75,592	$77,875	-2.9%
Commercial	23,347	215,281	-89.2%
Consumer	2,470	1,631	51.4%
Auto and leasing	9,477	8,418	12.6%
	110,886	303,205	-63.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	458	880	-48.0%
Consumer	703	535	31.4%
Auto	777	831	-6.5%
	1,938	2,246	-13.7%
Total	$112,824	$305,451	-63.1%
Non-performing loans composition percentages:
Originated loans
Mortgage	67.0%	25.5%
Commercial	20.7%	70.5%
Consumer	2.2%	0.5%
Auto and leasing	8.4%	2.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.4%	0.3%
Consumer	0.6%	0.2%
Auto	0.7%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.62%	9.36%	-61.3%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.05%	5.24%	-60.9%
Total capital	12.20%	34.05%	-64.2%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.20%	1.15%	4.3%
Non-performing loans	33.12%	12.25%	170.4%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	63.22%	61.15%	3.4%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	87.98%	44.09%	99.5%

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

The FDIC loss share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. The coverage for the single family residential loans will expire on June 30, 2020. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At September 30, 2016, the FDIC indemnification asset only reflects the balance for single family residential mortgage loans.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)		(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$18,426	$22,704	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	(87)	-	(824)	(17,171)
Shared-loss agreements reimbursements expected from the FDIC	-	-	-	(20,917)
Increase in expected credit losses to be covered under shared-loss agreements, net	818	-	3,213	2,503
FDIC indemnification asset expense	(1,910)	(1,215)	(6,179)	(35,948)
Net expenses (reimbursed) incurred under shared-loss agreement	(577)	1,406	(2,139)	(2,950)
Balance at end of period	$16,670	$22,895	$16,670	$22,895

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT
	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Balance at beginning of period	$11,065	$9,957	$4,814	$21,682
Amortization of negative discount	(1,910)	(1,215)	(6,179)	(35,967)
Impact of lower projected losses	1,430	2	11,950	23,029
Balance at end of period	$10,585	$8,744	$10,585	$8,744

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$818,153	$762,009	7.4%
NOW accounts	1,194,079	1,100,541	8.5%
Savings and money market accounts	1,184,080	1,179,229	0.4%
Certificates of deposit	1,556,956	1,674,431	-7.0%
Total deposits	4,753,268	4,716,210	0.8%
Accrued interest payable	1,503	1,541	-2.5%
Total deposits and accrued interest payable	4,754,771	4,717,751	0.8%
Borrowings:
Securities sold under agreements to repurchase	658,232	934,691	-29.6%
Advances from FHLB	105,944	332,476	-68.1%
Subordinated capital notes	36,083	102,633	-64.8%
Other term notes	40	1,734	-97.7%
Total borrowings	800,299	1,371,534	-41.6%
Total deposits and borrowings	5,555,070	6,089,285	-8.8%

Other Liabilities:
Derivative liabilities	4,306	6,162	-30.1%
Acceptances outstanding	18,043	14,582	23.7%
Other liabilities	89,760	92,043	-2.5%
Total liabilities	$5,667,179	$6,202,072	-8.6%
Deposits portfolio composition percentages:
Non-interest bearing deposits	17.2%	16.2%
NOW accounts	25.1%	23.3%
Savings and money market accounts	24.9%	25.0%
Certificates of deposit	32.8%	35.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	82.3%	68.2%
Advances from FHLB	13.2%	24.2%
Other term notes	0.0%	0.1%
Subordinated capital notes	4.5%	7.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$656,635	$932,500
Daily average outstanding balance	$682,326	$1,012,756
Maximum outstanding balance at any month-end	$902,500	$1,158,945

Liabilities and Funding Sources

As shown in Table 15 above, at September 30, 2016, the Company’s total liabilities were $5.667 billion, 8.6% less than the $6.202 billion reported at December 31, 2015. Deposits and borrowings, the Company’s funding sources, amounted to $5.555 billion at September 30, 2016 versus $6.089 billion at December 31, 2015, an 8.8% decrease.

At September 30, 2016, deposits represented 86% and borrowings represented 14% of interest-bearing liabilities. At September 30, 2016, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.755 billion, an increase of 0.8% from $4.718 billion at December 31, 2015. Demand and savings deposits increased 5.4% to $3.131 billion, time deposits, excluding brokered deposits, increased 8.1% to $1.043 billion, and brokered deposits decreased 25.8% to $581.2 million, as part of our efforts to reduce the cost of deposits, which averaged 0.62% at September 30, 2016 compared to 0.59% at December 31, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At September 30, 2016, borrowings amounted to $800.3 million, representing a decrease of 41.6% when compared with the $1.372 billion reported at December 31, 2015. The decrease in borrowings is attributed to decreases in repurchases agreements, FHLB-NY advances and  subordinated capital notes. Repurchase agreements at September 30, 2016 decreased $276.5 million to $658.2 million from $934.7 million at December 31, 2015, as the Company partially unwound $268.0 million in repurchase agreements at a cost of $12.0 million during the first quarter of 2016.  As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. FHLB-NY advances decreased $226.5 million to $105.9 million at September 30, 2016 as $227.0 million of advances were repaid at maturity during 2016 and not renewed. Also, $67.0 million in subordinated capital notes were repaid at maturity during the third quarter of 2016.

Stockholders’ Equity

At September 30, 2016, the Company’s total stockholders’ equity was $924.9 million, a 3.1% increase when compared to $897.1 million at December 31, 2015. This increase in stockholders’ equity reflects increases in retained earnings of $21.0 million, in legal surplus of $4.4 million, and in accumulated comprehensive income of $1.8 million, which in turn reflects the realized gains on available-for-sale securities for the nine-month period ended September 30, 2016. Book value per share was $17.29 at September 30, 2016 compared to $16.67 at December 31, 2015.

From December 31, 2015 to September 30, 2016, tangible common equity to total assets increased to 10.11% from 8.98%, Tier 1 Leverage capital ratio increased to 12.35% from 11.18%, Common Equity Tier 1 capital ratio increased to 13.32% from $12.14%, Tier 1 Risk-Based capital ratio increased to 17.44% from 15.99%, and Total Risk-Based capital ratio increased to 18.71% from 17.29%.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at September 30, 2016 and December 31, 2015:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	September 30,	December 31,
			Variance
	2016	2015	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$924,934	$897,077	3.1%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	13.32%	12.14%	9.8%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$612,792	$594,482	3.1%
Minimum common equity tier 1 capital required	$206,948	$220,344	-6.1%
Excess over regulatory requirement	$405,844	$374,138	8.5%
Risk-weighted assets	$4,598,837	$4,896,539	-6.1%
Tier 1 risk-based capital ratio	17.44%	15.99%	9.0%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%
Actual tier 1 risk-based capital	$801,882	$782,912	2.4%
Minimum tier 1 risk-based capital required	$275,930	$293,792	-6.1%
Excess over regulatory requirement	$525,952	$489,120	7.5%
Risk-weighted assets	$4,598,837	$4,896,539	-6.1%
Total risk-based capital ratio	18.71%	17.29%	8.2%
Minimum total risk-based capital ratio required	8.00%	8.00%
Actual total risk-based capital	$860,581	$846,748	1.6%
Minimum total risk-based capital required	$367,907	$391,723	-6.1%
Excess over regulatory requirement	$492,674	$455,025	8.3%
Risk-weighted assets	$4,598,837	$4,896,539	-6.1%
Leverage capital ratio	12.35%	11.18%	10.5%
Actual tier 1 capital	$801,882	$782,912	2.4%
Minimum tier 1 capital required	$259,711	$280,009	-7.2%
Excess over regulatory requirement	$542,171	$502,903	7.8%
Tangible common equity to total assets	10.11%	8.98%	12.6%
Tangible common equity to risk-weighted assets	14.49%	13.02%	11.3%
Total equity to total assets	14.03%	12.64%	11.0%
Total equity to risk-weighted assets	20.11%	18.32%	9.8%
Stock data:
Outstanding common shares	43,913,719	43,867,909	0.1%
Book value per common share	$17.29	$16.67	3.7%
Tangible book value per common share	$15.18	$14.53	4.4%
Market price at end of period	$10.11	$7.32	38.1%
Market capitalization at end of period	$443,968	$321,113	38.3%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015
	(In thousands, except share or per share information)
Total stockholders' equity	$924,934	$897,077
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(4,518)	(5,294)
Customer relationship intangible	(2,061)	(2,544)
Total tangible common equity	$666,416	$637,300
Total assets	6,592,113	7,099,149
Goodwill	(86,069)	(86,069)
Core deposit intangible	(4,518)	(5,294)
Customer relationship intangible	(2,061)	(2,544)
Total tangible assets	$6,499,465	$7,005,242
Tangible common equity to tangible assets	10.25%	9.10%
Common shares outstanding at end of period	43,913,719	43,867,909
Tangible book value per common share	$15.18	$14.53

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

	September 30,	December 31,
	2016	2015
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$612,792	594,482
Additional tier 1 capital	189,091	188,430
Tier 1 capital	801,883	$782,912
Additional Tier 2 capital	58,698	63,836
Total risk-based capital	$860,581	$846,748
Risk-weighted assets:
Balance sheet items	$4,439,124	$4,742,113
Off-balance sheet items	159,713	154,426
Total risk-weighted assets	$4,598,837	$4,896,539
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	13.32%	12.14%
Tier 1 capital (minimum required - 6%)	17.44%	15.99%
Total capital (minimum required - 8%)	18.71%	17.29%
Leverage ratio	12.35%	11.18%
Equity to assets	14.03%	12.64%
Tangible common equity to assets	10.11%	8.98%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2016 and December 31, 2015:

	September 30,	December 31,	Variance
	2016	2015	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	17.06%	15.40%	10.8%
Actual common equity tier 1 capital	$783,151	$751,886	4.2%
Minimum capital requirement (4.5%)	$206,582	$219,762	-6.0%
Minimum to be well capitalized (6.5%)	$298,396	$317,434	-6.0%
Tier 1 Capital to Risk-Weighted Assets	17.06%	15.40%	10.8%
Actual tier 1 risk-based capital	$783,151	$751,886	4.2%
Minimum capital requirement (6%)	$275,442	$293,016	-6.0%
Minimum to be well capitalized (8%)	$367,256	$390,688	-6.0%
Total Capital to Risk-Weighted Assets	18.33%	16.70%	9.8%
Actual total risk-based capital	$841,599	$815,458	3.2%
Minimum capital requirement (8%)	$367,256	$390,688	-6.0%
Minimum to be well capitalized (10%)	$459,070	$488,360	-6.0%
Total Tier 1 Capital to Average Total Assets	12.11%	10.80%	12.2%
Actual tier 1 capital	$783,151	$751,886	4.2%
Minimum capital requirement (4%)	$258,600	$278,399	-7.1%
Minimum to be well capitalized (5%)	$323,250	$347,999	-7.1%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2016 and December 31, 2015, the Company’s market capitalization for its outstanding common stock was $444.0 million ($10.11 per share) and $321.1 million ($7.32 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2016
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the nine-month period of 2016 and 2015. The number of shares that may yet be purchased under the $70 million program is estimated at 764,674 and was calculated by dividing the remaining balance of $7.7 million by $10.11 (closing price of the Company common stock at September 30, 2016).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at  September 30, 2016  for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$6,036	2.29%	$5,796	2.13%
+ 100 Basis points	$2,928	1.11%	$2,808	1.03%
- 50 Basis points	$(929)	-0.35%	$(876)	-0.32%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2016 .

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $2.8 million (notional amount of $36.9 million) was recognized at September 30, 2016 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2016, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $1.4 million (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $1.4 million (notional amounts of $12.5 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of September 30, 2016, the Company had $36.9 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $36.9 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. Although the Company has selectively reduced its use of wholesale funding sources, such as repurchase agreements and brokered deposits, it is still dependent on wholesale funding sources. As of September 30, 2016, the Company had $656.6 million in repurchase agreements, excluding accrued interest, and $581.2 million in brokered deposits.

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

As of September 30, 2016, the Company had approximately $509.3 million in unrestricted cash and cash equivalents, $494.9 million in investment securities that are not pledged as collateral, and $1.083 million in borrowing capacity at the FHLB-NY available to cover liquidity needs.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 4, 2016
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Ganesh Kumar	Date: November 4, 2016
Ganesh Kumar
Executive Vice President and Chief Financial Officer

By:	/s/ Maritza Arizmendi	Date: November 4, 2016
Maritza Arizmendi
Senior Vice President and Chief Accounting Officer