Form 10-K
period 2016-12-31
OFG BANCORP
filed 2017-03-10
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐         No   ☑

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $364.5 million as of June 30, 2016 based upon 44,913,719 shares outstanding and the reported closing price of $8.30 on the New York Stock Exchange on that date.

As of February 28, 2017, the Company had  43,914,844  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2017 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2016

TABLE OF CONTENTS

PART I

Item 1.	Business.........................................................................................................................................................................................	4-17

Item 1A.	Risk Factors..................................................................................................................................................................................	18-24

Item 1B.	Unresolved Staff Comments.....................................................................................................................................................	25

Item 2.	Properties.......................................................................................................................................................................................	25

Item 3.	Legal Proceedings........................................................................................................................................................................	25

Item 4.	Mine Safety Disclosures.............................................................................................................................................................	25

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities...........................................................................................................................................................................

		25-26

Item 6.	Selected Financial Data..............................................................................................................................................................	27-29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations........................................	30-81

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk............................................................................................	82-86

Item 8.	Financial Statements and Supplementary Data....................................................................................................................	87-194

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure........................................	195

Item 9A.	Controls and Procedures.............................................................................................................................................................	195

Item 9B.	Other Information.......................................................................................................................................................................	195

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters...................	196

PART IV

Item 15.	Exhibits and Financial Statement Schedules .........................................................................................................................	197-199

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

The Company provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and investment brokerage; and corporate and individual trust and retirement services. The Company operates through three major business segments: Banking, Wealth Management, and Treasury, differentiating the Oriental brand through customer segmentation and innovative solutions, primarily in Puerto Rico. The Company provides these services through various subsidiaries including, a commercial bank, Oriental Bank ("the Bank"), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”).  All of our subsidiaries are based in San Juan, Puerto Rico, except for OPC which is based in Boca Raton, Florida.  The Company has 48 branches in Puerto Rico. The Company’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

The Company’s strategy involves:

•         Expanding its ability to attract deposits and build relationships with customers by refining service delivery and providing innovative banking technologies for day-to-day customer transactions, and achieving sustainable levels of differentiation in the market;

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

The Company’s principal funding sources are branch deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, wholesale deposits, and subordinated capital notes. Through its branch network, Oriental Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the London Interbank Offered Rate (“LIBOR”), and mainland U.S. market interest rates.

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

Banking Activities

The Bank, the Company’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 48 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank operates two international banking entities (“IBE”) pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”).  The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

The Company’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Company outsources the servicing of the residential mortgage loan portfolio acquired in the BBVA Acquisition and services the GNMA, FNMA, and FHLMC pools that issues, and the rest of its residential mortgage loan portfolio.

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

Consumer loans:   Consumer loans include personal loans, credit cards, lines of credit and other loans made by banks to individual borrowers. All loan originations must be underwritten in accordance with the Company’s underwriting criteria, and include an assessment of each borrower’s personal financial condition, including verification of income, assets, Fair Isaac Corporation ("FICO") score, and credit reports.

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

Oriental Financial Services is a Puerto Rico corporation and the Company’s subsidiary engaged in securities brokerage activities in accordance with the Company’s strategy of providing fully integrated financial solutions, covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offers separately-managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing. It has managed and participated in public offerings and private placements of debt and equity securities in Puerto Rico and has engaged in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Oriental Financial Services, a member of FINRA and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. The broker-dealer does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.

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

Corporate and individual trust services are carried by the Bank’s trust division.

Treasury Activities

Treasury activities encompass all of the Company’s treasury-related functions. The Company’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, Puerto Rico government and agency obligations and money market instruments. Agency mortgage-backed securities, the largest component of the investment portfolio, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

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

The Dodd-Frank Act also created a new consumer financial services regulator, the Bureau of Consumer Financial Protection (the “CFPB”), which assumed most of the consumer financial services regulatory responsibilities previously exercised by federal banking regulators and other agencies. The CFPB’s primary functions include the supervision of “covered persons” (broadly defined to include any person offering or providing a consumer financial product or service and any affiliated service provider) for compliance with federal consumer financial laws. It has primary authority to enforce the federal consumer financial laws, as well as exclusive authority to require reports and conduct examinations for compliance with such laws, in the case of any insured depository institution with total assets of more than $10 billion and any affiliate thereof.  The CFPB also has broad powers to prescribe rules applicable to a covered person or service provider in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service.

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

In 2016, the FDIC adopted two new rules to require large institutions to bear the burden of raising the reserve ratio from 1.15% to 1.35% and amended the pricing for small institutions after the reserve ratio reaches 1.15%.  Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the reserve ratio above 1.35%.  Effective June 30, 2016, the reserve ratio reached 1.15%, and assessment collections decreased for small institutions like the Bank.

 Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2016, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2016, the Company was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

The Company has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of the Company’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; management’s assessment as to the effectiveness of the Company’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of the Company’s internal control over financial reporting. As of December 31, 2016 the Company’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2016 and 2015, legal surplus amounted to $76.3 million and $70.4 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

Other amendments to the Puerto Rico Internal Revenue Code applicable during 2015 were the increase of the Sales and Use Tax (SUT) from 7% to 11.5% which began on July 1st, 2015 and a special SUT to business to business transactions of 4%, which began on October 1st, 2015. These were implemented as a transitional phase to the enacted Value Added Tax (VAT) of 10.5%, placed on April 1st, 2016, along with a Municipal SUT of 1% on certain taxable items.

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

      Employees

At December 31, 2016, the Company had 1,416 employees. None of its employees is represented by a collective bargaining group. The Company considers its employee relations to be good.

       Internet Access to Reports

The Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the “SEC filings” link of the Company’s internet website at www.ofgbancorp.com, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

The Company’s corporate governance principles and guidelines, code of business conduct and ethics, and the charters of its audit committee, compensation committee, risk and compliance committee, and corporate governance and nominating committee are available free of charge on the Company’s website at www.ofgbancorp.com  under the corporate governance link. The Company’s code of business conduct and ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

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

ECONOMIC AND MARKET CONDITIONS RISK

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

The Puerto Rico economy has been in a recession since 2006, and the Commonwealth government currently faces a severe fiscal and liquidity crisis as a result of many years of significant budget deficits, among other factors.  Puerto Rico also faces high unemployment, unprecedented population decline, and high levels of government debt and pension obligations. In anticipation of a widespread default on the Puerto Rico government’s debt, the United States federal government enacted the Puerto Rico Oversight, Management, and Economic Stability Act to create a Fiscal Oversight Board with broad powers over the Puerto Rico government’s finances, to create a legal process to restructure the Puerto Rico government’s debts, and to temporarily stay the enforcement of debts.

Economic activity is expected to be constrained as a result of anticipated severe austerity measures and continued increasing migration trends. A further deterioration in local economic conditions or in the financial condition of an industry on which the local market depends could adversely affect factors such as unemployment rates and real estate vacancy and values.  This could result in, among other things, a reduction of creditworthy borrowers seeking loans, an increase in loan delinquencies, defaults and foreclosures, an increase in classified and non-accrual loans, a decrease in the value of collateral for loans, and a decrease in core deposits. Any of these factors could materially impact our business.

For a discussion of the impact of the economy on our loan portfolios, see “—A continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.”

Changes in interest rates could reduce the Company’s net interest income

Market risk refers to the probability of variations in the net interest income or the fair value of assets and liabilities due to changes in interest rates, currency exchange rates or equity prices.

Changes in interest rates are one of the principal market risks affecting us. Our earnings are dependent to a large degree on net interest income, which is the difference between the interest rates earned on interest-earning assets, such as loans and investment securities, and the interest rates paid on interest-bearing liabilities, such as deposits and borrowings. Depending on the duration and repricing characteristics of the assets, liabilities and off-balance sheet items, changes in interest rates could either increase or decrease the level of net interest income. For any given period, the pricing structure of the assets and liabilities is matched when an equal amount of such assets and liabilities mature or reprice in that period.  Like all financial institutions, our financial position is affected by fluctuations in interest rates.  Volatility in interest rates can also result in the flow of funds away from financial institutions. We may suffer losses or experience lower spreads than anticipated if we are not effective in managing our interest rate risk.

CREDIT RISK

We are exposed to credit risk in connection with our loans to certain municipalities of Puerto Rico, and the restructuring of the government could adversely affect the value of such loans.

At December 31, 2016, we had approximately $197.9 million of credit exposure to five Puerto Rico municipalities.  This credit exposure consists of collateralized loans or obligations that have special additional property tax revenues pledged for their repayment.

The Puerto Rico government faces a number of severe economic and fiscal challenges that are expected to require a significant restructuring of the government as well as severe austerity measures to close the significant deficit.

If the government restructuring affects the ability of the municipalities to pay their obligations to us as they become due, or under certain other circumstances, we may be required to adversely classify such loans and increase the provision for loan losses in connection therewith. Such provision may significantly impact our earnings.

Heightened credit risk could require us to increase our provision for credit losses, which could have a material adverse effect on our results of operations and financial condition.

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

Our emphasis on the origination of business and retail loans is one of the more significant factors in evaluating our allowance for loan losses. As we continue to increase the amount of these loans, additional or increased provisions for credit losses may be necessary and as a result would decrease our earnings.

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

Given the severe economic conditions in Puerto Rico, we may continue to experience increased credit costs or need to take greater than anticipated markdowns and make greater than anticipated provisions to increase the allowances for loan losses that could adversely affect our financial condition and results of operations in the future.

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

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2016, we repurchased $4.2 million of loans from GNMA and FNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to the U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for loan and lease losses, see “Note 6—Allowance for Loan and Lease Losses” to our consolidated financial statements included in this annual report on Form 10-K.

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

OPERATIONS AND BUSINESS RISK

Non-Compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

Financial institutions are required under the USA Patriot Act and Bank Secrecy Acts to develop programs to prevent financial institutions from being used for money-laundering and terrorist activities. Financial institutions are obligated to file suspicious activity reports with the U.S. Treasury Department’s Office of Financial Crimes Enforcement Network if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We have developed a compliance program reasonably designed to ensure compliance with such laws and regulations. Failure or the inability to comply with these regulations could result in enforcement actions, fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators, costly litigation, or expensive additional controls and systems.

We are subject to security and operational risk related to our use of technology, including the risk of cyber-attack or cyber theft.

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

Such incidents may include unauthorized access to our digital systems for purposes of misappropriation of assets, gaining access to sensitive information, corrupting data, or causing operational disruption.  Although our information technology structure continue to be subject to cyber attacks, we have not experience a breach of cyber-security. Such an event could compromise our confidential information as well as that of our customers and third parties with whom we interact with and may result in negative consequences.

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

We rely on third parties to provide services and systems essential to the operation of our business, and any failure, interruption or termination of such services or systems could have a material adverse affect on our financial condition and results of operations.

Our business relies on the secure, successful and uninterrupted functioning of our core banking platform, information technology, telecommunications, and loan servicing. We outsource some of our major systems, such as customer data and deposit processing, part of our mortgage loan servicing, internet and mobile banking, and electronic fund transfer systems. The failure or interruption of such systems, or the termination of a third-party software license or any service agreement on which any of these systems or services is based, could interrupt our operations.  Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such systems fail or experience interruptions.  In addition, replacing third party service providers could also entail significant delay and expense.

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

LIQUIDITY RISK

 Our business could be adversely affected if we cannot maintain access to stable funding sources.

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and FRB-NY; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 23% of our total interest-bearing liabilities as of December 31, 2016.

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

COMPETITIVE AND STRATEGIC RISK

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

ACCOUNTING AND TAX RISK

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

Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2016, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition, $4.3 million of core deposit intangible in connection with the FDIC-assisted Eurobank acquisition and the BBVAPR Acquisition, and $1.9 million of customer relationship intangible in connection with the BBVAPR Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets.  If such assets become impaired, it could have a negative impact on our results of operations.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

In an effort to address the Commonwealth’s ongoing fiscal problems, the Government has enacted tax reform in the past and is expected to do so in the future. In 2014, the Government of Puerto Rico approved an amendment to the Internal Revenue Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. In addition, in May 2015, the Government approved an increase in the state sales and use tax rate, effective July 1, 2015, from 6% to 10.5% (the municipal sales and use tax remained at a 1% rate), expanded the sales and use tax to certain business-to-business services that were previously exempt, and provided for a transition to a value-added tax that became effective on June 1, 2016. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

The Company owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center. The Company operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 64% of the office floor space. Approximately 29% of the office space is leased to outside tenants and 7% is available for lease.

The Bank owns ten branch premises and leases thirty eight branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2016, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by the Company, was $38.7 million.

The Company’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2016, was $110.2 million, gross of accumulated depreciation.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for the Company’s common stock for each quarter in the years ended December 31, 2016 and 2015, as well as cash dividends declared for such periods is set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by the Company and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this report.

As of December 31, 2016, the Company had approximately 3,662 holders of record of its common stock, including all directors and officers of the Company, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in the Company’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2011, and (ii) the difference between the share price at the beginning and the end of the measurement period, by the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
OFG Bancorp	100.00	112.55	148.47	145.47	66.03	121.33
Russell 2000	100.00	116.35	161.52	169.43	161.95	196.45
SNL Bank	100.00	134.95	185.28	207.12	210.65	266.16

ITEM 6.         SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2016, 2015, 2014, 2013, AND 2012

	Year Ended December 31,
	2016	2015	2014	2013	2012
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$356,592	$406,568	$485,257	$493,632	$260,808
Interest expense	57,165	69,196	76,782	83,960	103,518
Net interest income	299,427	337,372	408,475	409,672	157,290
Provision for loan and lease losses	65,076	161,501	60,640	72,894	23,681
Net interest income after provision for loan and leases losess	234,351	175,871	347,835	336,778	133,609
Non-interest income	66,819	52,472	17,323	17,095	26,057
Non-interest expenses	215,990	248,401	242,725	264,136	131,810
Income (loss) before taxes	85,180	(20,058)	122,433	89,737	27,856
Income tax (benefit) expense	25,994	(17,554)	37,252	(8,709)	3,301
Net income (loss)	59,186	(2,504)	85,181	98,446	24,555
Less: dividends on preferred stock	(13,862)	(13,862)	(13,862)	(13,862)	(9,939)
Income (loss) available to common shareholders	$45,324	$(16,366)	$71,319	$84,584	$14,616
PER SHARE DATA:
Basic	$1.03	$(0.37)	$1.58	$1.85	$0.35
Diluted	$1.03	$(0.37)	$1.50	$1.73	$0.35
Average common shares outstanding	43,913	51,455	45,024	45,706	41,626
Average common shares outstanding and equivalents	51,088	44,231	52,326	53,033	45,304
Book value per common share	$17.18	$16.67	$17.40	$15.74	$15.31
Tangible book value per common share	$15.08	14.53	15.25	13.60	13.10
Market price at end of period	$13.10	7.32	16.65	17.34	13.35
Cash dividends declared per common share	$0.24	0.36	0.34	0.26	0.24
Cash dividends declared on common shares	$10,544	15,932	15,286	11,875	10,067
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.88%	-0.03%	1.10%	1.15%	0.37%
Return on average tangible common stockholders' equity	6.94%	-2.47%	10.91%	14.01%	2.32%
Return on average common equity (ROE)	6.08%	-2.16%	9.50%	12.03%	2.29%
Equity-to-assets ratio	14.16%	12.64%	12.65%	10.85%	9.38%
Efficiency ratio	57.82%	60.00%	49.90%	53.45%	64.05%
Interest rate spread	4.74%	4.95%	5.79%	5.46%	2.59%
Interest rate margin	4.82%	5.03%	5.84%	5.46%	2.67%

	December 31,
	2016	2015	2014	2013	2012
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,362,511	$1,615,872	$1,402,056	$1,614,809	$2,233,265
Loans and leases, net	4,147,692	4,434,213	4,826,646	5,019,419	5,157,637
Total investments and loans	$5,510,203	$6,050,085	$6,228,702	$6,634,228	$7,390,902
Deposits and borrowings
Deposits	$4,664,487	$4,717,751	$4,924,406	$5,383,265	$5,690,579
Securities sold under agreements to repurchase	653,756	934,691	980,087	1,267,618	1,695,247
Other borrowings	141,598	436,843	439,919	439,816	791,417
Total deposits and borrowings	$5,459,841	$6,089,285	$6,344,412	$7,090,699	$8,177,243
Stockholders’ equity
Preferred stock	$176,000	$176,000	$176,000	$176,000	$176,000
Common stock	52,626	52,626	52,626	52,707	52,671
Additional paid-in capital	540,948	540,512	539,311	538,071	537,453
Legal surplus	76,293	70,435	70,435	61,957	52,143
Retained earnings	177,808	148,886	181,184	133,629	70,734
Treasury stock, at cost	(104,860)	(105,379)	(97,070)	(80,642)	(81,275)
Accumulated other comprehensive income	1,596	13,997	19,711	3,191	55,880
Total stockholders' equity	$920,411	$897,077	$942,197	$884,913	$863,606
Per share data
Book value per common share	$17.18	$16.67	$17.40	$15.74	$15.31
Tangible book value per common share	$15.08	$14.53	$15.25	$13.60	$13.10
Market price at end of period	$13.10	$7.32	$16.65	$17.34	$13.35
Capital ratios
Leverage capital	12.99%	11.18%	10.61%	9.06%	6.55%
Tier 1 common equity to risk-weighted assets	N/A	N/A	11.88%	10.46%	8.76%
Common equity Tier 1 capital ratio	14.05%	12.14%	N/A	N/A	N/A
Tier 1 risk-based capital	18.35%	15.99%	16.02%	14.38%	13.18%
Total risk-based capital	19.62%	17.29%	17.57%	16.16%	15.40%
Financial assets managed
Trust assets managed	$2,850,494	$2,691,423	$2,841,111	$2,796,923	$2,514,401
Broker-dealer assets gathered	2,350,718	2,374,709	2,622,001	2,493,324	2,722,197
Total assets managed	$5,201,212	$5,066,132	$5,463,112	$5,290,247	$5,236,598

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding interests on deposits	2.60x	(A)	2.81x	2.26x	1.21x
Including interests on deposits	1.97x	(A)	2.16x	1.75x	1.15x

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

FOR THE YEAR ENDED DECEMBER 31, 2016

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

The Company uses a rating system to apply an overall allowance percentage to each originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a determined look back period for each segment. The actual loss factor is adjusted by the appropriate loss emergence period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value.  An additional impact from the historical loss experience is applied based on levels of delinquency, loan classification, FICO score and/or origination date, depending on the portfolio.

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

Effective February 6, 2017, the Company and the FDIC agreed to terminate the loss and recovery sharing agreements in connection with a portfolio of loans acquired in an FDIC assisted transaction.  As of December 31, 2016, these agreements continued in effect, and therefore, their terms and conditions are considered in the accounting of these loans referred to herein as “covered loans.”  Because of the loss protection provided by the FDIC under these agreements, the risk of these covered loans are significantly different from other loans. Covered loans are accounted for under ASC 310-30. To the extent credit deterioration occurs after the date of acquisition, the Company increases both the allowance for loan and lease losses and the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreement. As of December 31, 2016 and 2015, covered loans are no longer a material amount. Therefore, the Company changed its current and prior year disclosures to group together covered loans with other acquired loans.

Allowance for Loan and Lease Losses

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

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the year 2016 the following assumptions were reviewed:

-          An assessment of the look-back period and historical loss factor was performed for all portfolio segments. The analysis was based on the trends observed and their relation with the economic cycle as of the period of the analysis. As a result of the assessment, the commercial portfolio look-back period was maintained at 36 months. Also, for the auto, leasing and consumer portfolios, a look-back period of 24 months was maintained. For the residential mortgages portfolio a 12-month look-back period was maintained as management concluded that, given the charge off evolution, a shorter period of losses is more representative of the recent trends and more accurate in predicting future losses

-          During the third quarter of 2016, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of their impact to our portfolio, taking into consideration the current evolution of the portfolios and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others.

-           During the third quarter of 2016 the loss realization period was revised to 2.10 years from 1.60 in 2015 for commercial real estate portfolio, other portfolios remained at one year.

This change in the allowance for loan and lease losses’ loss realization period for the commercial portfolio is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments are made prospectively.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company determines the allowance for loan and lease losses by portfolio segments, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on mortgage loans is impacted by the adjusted historical loss factors on the sub-segments and the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages and then by delinquency buckets.

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate) and by collateral type (secured by real estate and other commercial and industrial assets). The loss factor used for the GVA of these loans is established considering the Bank's past 36 month historical loss experience of each segment adjusted for the loss realization period and the consideration of environmental factors. The sum of the adjusted loss experience and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each segment.

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

Loan loss ratios and credit risk categories are updated at least quarterly and are applied in the context of GAAP and taking into consideration the importance of depository institutions having prudent, conservative, but not excessive loan allowances that fall within an acceptable range of estimated losses. While management uses current available information in estimating possible loan and lease losses, factors beyond the Company’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

OVERVIEW OF FINANCIAL PERFORMANCE

OFG Bancorp generated consistent results in 2016 despite the challenging economic environment.

Fully diluted earnings per share (EPS) grew to $0.27 in the fourth quarter and to $1.03 for the year, a notable turnaround from prior periods. This was accomplished by growing interest income from originated loans and non-interest income, while reducing both interest and non-interest expenses.

In 2016, we introduced the Oriental Biz mobile app, adding mobile check capture for small business customers, and cardless cash, for making retail ATM withdrawals even faster.

Proactive credit servicing capabilities significantly improved asset quality, reducing the early and total delinquency rates, allowance for loan and lease losses, and the non-performing loan rate.

At the end of the year, our tangible book value per common share grew to $15.08.

Other highlights of 2016 are:

•      Net income available to shareholders was $45.3 million, or $1.03 per share fully diluted, compared to a loss of $16.4 million, or ($0.37) per share, in 2015.

•      8.4% increase in interest income from originated loans to $199.2 million as average balances expanded to $3.1 billion, an increase of 5.4%, due to growth in higher yielding retail loans.

•      17.4% decrease in total interest expense to $57.2 million and a 32.0% decline in average borrowings.

•      Sale of the Bank’s last major Puerto Rico government related loan, a participation in a Puerto Rico Electric Power Authority (PREPA) line of credit, eliminating $183.0 million of non-performing assets and requiring an additional provision of only $2.9 million during 2016.

•      A $5.0 million recovery from a claim of losses suffered from an investment in a private label collateralized mortgage obligation.

•      Capital continued to grow as tangible book value per common share expanded 3.8% to $15.08 and book value per common share grew 3.1% to $17.18.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended 2016 and 2015:

TABLE 1 - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$356,592	$406,568	5.74%	6.06%	$6,210,003	$6,704,995
Tax equivalent adjustment	4,724	6,891	0.08%	0.10%	-	-
Interest-earning assets - tax equivalent	361,316	413,459	5.82%	6.16%	6,210,003	6,704,995
Interest-bearing liabilities	57,165	69,196	1.00%	1.11%	5,703,927	6,226,042
Tax equivalent net interest income / spread	304,151	344,263	4.82%	5.05%	506,076	478,953
Tax equivalent interest rate margin			4.90%	5.13%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	32,109	37,596	2.39%	2.49%	1,345,926	1,508,819
Trading securities	37	70	11.04%	8.25%	335	848
Interest bearing cash and money market investments	2,501	1,280	0.52%	0.26%	484,586	491,051
Total investments	34,647	38,946	1.89%	1.95%	1,830,847	2,000,718
Non-acquired loans
Mortgage	39,621	39,778	5.33%	5.16%	743,838	771,322
Commercial	63,186	60,931	4.56%	4.56%	1,385,421	1,336,510
Consumer	27,214	21,003	10.75%	10.35%	253,069	202,971
Auto and leasing	69,152	62,108	9.65%	9.86%	716,373	629,910
Total non-acquired loans	199,173	183,820	6.43%	6.25%	3,098,701	2,940,713
Acquired loans:
Acquired BBVAPR
Mortgage	32,833	34,842	5.60%	5.55%	586,100	628,340
Commercial	26,288	48,730	8.70%	10.65%	302,323	457,767
Consumer	12,136	13,187	18.09%	16.35%	67,082	80,666
Auto	21,016	34,633	11.34%	9.03%	185,280	383,583
Total acquired BBVAPR loans	92,273	131,392	8.09%	8.47%	1,140,785	1,550,356
Acquired Eurobank	30,499	52,410	21.84%	24.58%	139,670	213,208
Total loans	321,945	367,622	7.35%	7.81%	4,379,156	4,704,277
Total interest earning assets	356,592	406,568	5.74%	6.06%	6,210,003	6,704,995

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	5,086	4,451	0.42%	0.38%	1,200,394	1,163,424
Savings and money market	5,441	6,504	0.49%	0.52%	1,114,931	1,256,909
Individual retirement accounts	1,914	2,482	0.71%	0.88%	267,969	281,197
Retail certificates of deposits	6,115	5,397	1.28%	1.32%	476,035	409,038
Total core deposits	18,556	18,834	0.61%	0.61%	3,059,329	3,110,568
Institutional deposits	2,553	2,790	1.00%	1.04%	255,227	268,678
Brokered deposits	7,450	4,900	1.20%	0.78%	619,569	624,210
Total wholesale deposits	10,003	7,690	1.14%	0.86%	874,796	892,888
	28,559	26,524	0.73%	0.66%	3,934,125	4,003,456
Non-interest bearing deposits	-	-	0.00%	0.00%	781,877	769,460
Deposits fair value premium amortization	(340)	(660)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,034	1,170	0.00%	0.00%	-	-
Total deposits	29,253	27,034	0.62%	0.57%	4,716,002	4,772,916
Borrowings:
Securities sold under agreements to repurchase	18,805	29,567	2.83%	2.92%	663,845	1,012,756
Advances from FHLB and other borrowings	6,186	9,072	2.60%	2.68%	238,366	338,299
Subordinated capital notes	2,921	3,523	3.41%	3.45%	85,714	102,071
Total borrowings	27,912	42,162	2.83%	2.90%	987,925	1,453,126
Total interest bearing liabilities	57,165	69,196	1.00%	1.11%	5,703,927	6,226,042
Net interest income / spread	$299,427	$337,372	4.74%	4.95%
Interest rate margin			4.82%	5.03%
Excess of average interest-earning assets over average interest-bearing liabilities					$506,077	$478,953
Average interest-earning assets to average interest-bearing liabilities ratio					108.87%	107.69%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(3,307)	$(992)	$(4,299)
Loans	(35,735)	(9,942)	(45,677)
Total interest income	(39,042)	(10,934)	(49,976)
Interest Expense:
Deposits	(322)	2,541	2,219
Repurchase agreements	(10,186)	(576)	(10,762)
Other borrowings	(3,327)	(161)	(3,488)
Total interest expense	(13,835)	1,804	(12,031)
Net Interest Income	$(25,207)	$(12,738)	$(37,945)

TABLE 1A - YEAR-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$406,568	$485,257	6.06%	6.94%	$6,704,995	$6,992,631
Tax equivalent adjustment	6,891	50,793	0.10%	0.73%	-	-
Interest-earning assets - tax equivalent	413,459	536,050	6.16%	7.67%	6,704,995	6,992,631
Interest-bearing liabilities	69,196	76,782	1.11%	1.15%	6,226,372	6,663,591
Tax equivalent net interest income / spread	344,263	459,268	5.05%	6.52%	478,623	329,040
Tax equivalent interest rate margin			5.13%	6.57%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	37,596	48,242	2.49%	3.33%	1,508,819	1,450,778
Trading securities	70	151	8.25%	8.67%	848	1,741
Interest bearing cash and money market investments	1,280	1,311	0.26%	0.23%	491,051	573,403
Total investments	38,946	49,704	1.95%	2.45%	2,000,718	2,025,922
Non-acquired loans
Mortgage	39,778	40,978	5.16%	5.21%	771,322	786,607
Commercial	60,931	64,328	4.56%	5.41%	1,336,510	1,190,038
Consumer	21,003	15,367	10.35%	10.04%	202,971	153,067
Auto and leasing	62,108	51,971	9.86%	10.38%	629,910	500,720
Total non-acquired loans	183,820	172,644	6.25%	6.56%	2,940,713	2,630,432
Acquired loans:
Acquired BBVAPR
Mortgage	34,842	37,612	5.55%	5.46%	628,340	689,408
Commercial	48,730	73,403	10.65%	11.29%	457,767	649,936
Consumer	13,187	15,412	16.35%	13.70%	80,666	112,477
Auto	34,633	47,513	9.03%	8.62%	383,583	551,186
Total acquired BBVAPR loans	131,392	173,940	8.47%	8.68%	1,550,356	2,003,007
Acquired Eurobank	52,410	88,969	24.58%	26.70%	213,208	333,270
Total loans	367,622	435,553	7.81%	8.77%	4,704,277	4,966,709
Total interest earning assets	406,568	485,257	6.06%	6.94%	6,704,995	6,992,631

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2015	2014	2015	2014	2015	2014
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$4,451	$8,001	0.38%	0.56%	$1,163,424	$1,417,272
Savings and money market	6,504	8,097	0.52%	0.69%	1,256,909	1,169,482
Individual retirement accounts	2,482	3,760	0.88%	1.15%	281,197	325,678
Retail certificates of deposits	5,397	6,852	1.32%	1.39%	409,038	491,485
Total core deposits	18,834	26,710	0.61%	0.78%	3,110,568	3,403,917
Institutional deposits	2,790	4,961	1.04%	1.42%	268,678	348,742
Brokered deposits	4,900	5,715	0.78%	0.82%	624,210	697,756
Total wholesale deposits	7,690	10,676	0.86%	1.02%	892,888	1,046,498
	26,524	37,386	0.66%	0.84%	4,003,456	4,450,415
Non-interest bearing deposits	-	-	0.00%	0.00%	769,790	$715,729
Deposits fair value premium amortization	(660)	(4,773)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,170	1,341	0.00%	0.00%	-	-
Total deposits	27,034	33,954	0.57%	0.66%	4,773,246	5,166,144
Borrowings:
Securities sold under agreements to repurchase	29,567	29,654	2.92%	2.85%	1,012,756	1,041,378
Advances from FHLB and other borrowings	9,072	9,185	2.68%	2.58%	338,299	355,322
Subordinated capital notes	3,523	3,989	3.45%	3.96%	102,071	100,747
Total borrowings	42,162	42,828	2.90%	2.86%	1,453,126	1,497,447
Total interest bearing liabilities	69,196	76,782	1.11%	1.15%	6,226,372	6,663,591
Net interest income / spread	$337,372	$408,475	4.95%	5.79%
Interest rate margin			5.03%	5.84%
Excess of average interest-earning assets over average interest-bearing liabilities					$478,623	$329,040
Average interest-earning assets to average interest-bearing liabilities ratio					107.69%	104.94%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(729)	$(10,029)	$(10,758)
Loans	(42,700)	(25,231)	(67,931)
Total interest income	(43,429)	(35,260)	(78,689)
Interest Expense:
Deposits	(2,582)	(4,338)	(6,920)
Repurchase agreements	(815)	728	(87)
Other borrowings	(453)	(126)	(579)
Total interest expense	(3,850)	(3,736)	(7,586)
Net Interest Income	$(39,579)	$(31,524)	$(71,103)

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

Comparison for the years ended December 31, 2016 and 2015

Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2016 and 2015. Net interest income of $299.4 million decreased 11.2% compared with $337.4 million reported during the same period in 2015, reflecting decreases of 12.4% in interest income from loans and 11.0% in interest income from investments.

Interest rate spread decreased 21 basis points from 4.95% to 4.74%. This decrease is mainly due to the net effect of a 32 basis point decrease in the average yield of interest-earning assets from 6.06% to 5.74% and an 11 basis point decrease in average costs of interest-bearing liabilities from 1.11% to 1.00%.

Interest income decreased to $356.6 million from $406.6 million in the same period in 2015. Such decrease reflects decreases of $38.7 million and $11.2 million in the volume and interest rate, respectively, of interest-earning assets. Interest income from loans decreased 12.4% to $321.9 million, reflecting a decrease in volume and interest rate of $35.4 million and $10.2 million, respectively, primarily due to lower acquired loan balances, yields and cost recoveries. Our loan portfolio is transitioning as originated loans with lower yields grow at a slower pace than higher-yielding acquired loans decrease due to repayments and maturities. In addition, cost recoveries on acquired loans decreased to $7.5 million in 2016, from $22.8 million in 2015. Interest income from investments decreased 11.0% to $34.6 million, reflecting a decrease in volume and interest rate of $3.3 million and $992 thousand, respectively.

Originated loans interest income increased 8.4% to $199.2 million as average balances grew 5.4% and yields increased to 6.43%, mainly from higher yielding retail categories. Acquired BBVAPR loans interest income declined 29.8% to $92.3 million as average balances declined 26.1% and yields decreased 41 basis points to 8.06%. Acquired Eurobank loans interest income fell 41.8% to $30.5 million as average balances declined 34.5% and yields decreased 274 basis points to 21.84%.

The average balance of total interest-earning assets was $6.210 billion, a decrease of 7.3% from the same period in 2015. The decrease in average balance of interest-earning assets was mainly attributable to a decrease of 6.8% in average loans. The decrease in average loans is mostly related to the bulk sale on September 28, 2015, of a portion of covered non-performing commercial loans amounting to $197.1 million unpaid principal balance ($100.0 million carrying amount), the strategic decrease of government exposures, and the repayment and maturities of acquired loans. Also, the decrease reflects the sale of the PREPA line of credit, which amounted to $190.3 million at December 31, 2015, and was not accruing interests since the second quarter of 2015.

Interest expense decreased 17.4% to $57.2 million, primarily because of a $13.8 million decrease in the volume of interest-bearing liabilities, partially offset by an increase of $1.8 million in interest rate. The decrease in interest-bearing liabilities is mostly due to the decrease in repurchase agreements volume and rate of $10.2 million and $576 thousand, respectively, and the decrease in other borrowings volume and rate of $3.3 million and $161 thousand, respectively, which was partially offset by an increase in deposit interest rate of $2.5 million and a decrease in volume of $322 thousand. During the first quarter of 2016, the Company made a partial unwinding of a repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%. In addition, during the third quarter of 2016, $227.0 million in short term FHLB advances were repaid at maturity. The cost of deposits slightly increased 5 basis point to 0.62%, compared to 0.57% for the same period in 2015. The cost of borrowings decreased 7 basis points to 2.83% from 2.90%.

Comparison of years ended December 31, 2015 and 2014

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

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2016	2015	Variance	2014
	(Dollars in thousands)
Banking service revenue	$41,647	$41,466	0.4%	$40,712
Wealth management revenue	27,433	29,040	-5.5%	29,855
Mortgage banking activities	5,021	6,128	-18.1%	7,381
Total banking and financial service revenue	74,101	76,634	-3.3%	77,948
Total other-than-temporary impairment losses on investment securities	-	(4,662)	100.0%	-
Portion of loss recognized in other comprehensive income, before taxes	-	3,172	-100.0%	-
Net impairment losses recognized in earnings	-	(1,490)	100.0%	-
FDIC shared-loss expense, net	(13,581)	(42,808)	68.3%	(65,756)
Reimbursement from FDIC shared-loss coverage in sale of loans	-	20,000	-100.0%	-
Net gain (loss) on:
Sale of securities available for sale	12,207	2,572	374.6%	4,366
Derivatives	(71)	(190)	62.6%	(608)
Early extinguishment of debt	(12,000)	-	-100.0%	-
Other non-interest income (loss)	6,163	(2,246)	374.4%	1,373
	(7,282)	(24,162)	69.9%	(60,625)
Total non-interest income, net	$66,819	$52,472	27.3%	$17,323

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

Comparison of years ended December 31, 2016 and 2015

As shown in Table 2 above, the Company recorded non-interest income, net, in the amount of $66.8 million, compared to $52.5 million for the same period in 2015, an increase of 27.3%, or $14.3 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services increased slightly to $41.6 million from $41.5 million when compared to the same period in 2015. Electronic banking fees increased $831 thousand, which was partially offset by a decrease of $487 thousand in other fees and $160 thousand in deposit account fees.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 5.5% to $27.4 million, compared to $29.0 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities of $1.1 million, mainly from lower mutual fund and over-the-counter trading and bond sales, and a reduction in trust fees from the IRA portfolio of $550 thousand from a decrease in portfolio balance.

Income generated from mortgage banking activities decreased 18.1% to $5.0 million, compared to $6.1 million for the same period in 2015. Mortgage banking activities decreased mostly due to decreased sales, as a result of the Company retaining securitized GNMA pools.

During 2015, the Company recognized an other-than-temporary impairment charge on its portfolio of investment securities available-for-sale classified as obligations from the Puerto Rico government and its political subdivisions. The Company determined that $1.5 million of the unrealized loss carried by these securities was attributed to estimated credit losses. These investment securities were sold during 2016.

During the third quarter of 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement and paid $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans, as reflected in Table 2. The net FDIC shared-loss expense decreased to $13.6 million as compared to $42.8 million for the year ended December 31, 2015, primarily from the expiration of the FDIC commercial and non-single family loans loss share coverage at June 30, 2015.

During the first quarter of 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million at a cost of $12.0 million, included as a loss on early extinguishment of debt in the consolidated statements of operations. In addition, the Company sold $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds. Resulting in net gain on sale of securities of $12.2 million. During 2015, the Company recorded a net gain on sale of securities of $2.6 million.

Other non-interest income increased $8.4 million, as the Company recovered $5.0 million during the third quarter of 2016 from a loss in 2009 related to a private label collateralized mortgage obligation. In addition, during the year ended December 31, 2015 the Company recognized a $2.7 million loss related to the mortgage servicing asset sold.

Comparison of years ended December 31, 2015 and 2014

The Company recorded non-interest income in the amount of $52.5 million, compared to $17.3 million for 2014, an increase of 202.9%, or $35.2 million, mostly from a $20.0 million reimbursement from the FDIC upon successful negotiation and termination of the commercial shared-loss coverage.

The net FDIC shared-loss expense decreased to $42.8 million as compared to $65.8 million for 2014, primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC. The decrease is also related to the ongoing evaluation of expected cash flows of the covered loan portfolio and from changes in the fair value of the true-up payment obligation (also known as a clawback liability). The FDIC indemnification asset expense decreased to $40.1 million from $62.3 million compared with 2014. The true-up payment obligation expense increased by $2.7 million as compared to $3.5 million for 2014. The true-up payment obligation may increase if actual and expected losses decline. The Company measures the true-up payment obligation at fair value. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss-share assets covered under the non-single family loss share agreement and paid $20 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans, as reflected in Table 2.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased to $41.5 million, from $40.7 million for 2014. The increase is mainly driven by higher electronic banking fees of $2.4 million, partially offset by lower checking account fees of $1.4 million.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased to $29.0 million from $29.9 million in 2014, mainly due to a decrease in mutual fund and over-the-counter trading of $680 thousand and lower bond sales of $294 thousand.

Income generated from mortgage banking activities decreased 17.0% to $6.1 million, compared to $7.4 million 2014. The decrease in mortgage banking activities was mostly due to decreased sales as a result of retaining securitized GNMA pools. The Company retained securitized GNMA pools totaling $54.5 million at a yield of 3.09% from its own originations during the second half of 2015.

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

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2016	2015	Variance %	2014
	(Dollars in thousands)
Compensation and employee benefits	$76,934	$79,172	-2.8%	$85,283
Professional and service fees	14,935	16,217	-7.9%	15,996
Occupancy and equipment	30,966	34,186	-9.4%	34,710
Insurance	9,109	9,567	-4.8%	8,830
Electronic banking charges	20,707	21,893	-5.4%	19,081
Information technology expenses	7,116	5,648	26.0%	6,019
Advertising, business promotion, and strategic initiatives	5,485	6,452	-15.0%	7,014
Foreclosure, repossession and other real estate expenses	15,702	37,522	-58.2%	25,125
Loan servicing and clearing expenses	8,068	9,075	-11.1%	7,567
Taxes, other than payroll and income taxes	9,782	9,460	3.4%	14,409
Communication	2,715	3,086	-12.0%	3,430
Printing, postage, stationery and supplies	2,557	2,575	-0.7%	2,533
Director and investor relations	1,086	1,091	-0.5%	1,106
Other operating expenses	10,828	12,457	-13.1%	11,622
Total non-interest expenses	$215,990	$248,401	-13.0%	$242,725
Relevant ratios and data:
Efficiency ratio	57.82%	60.00%		49.90%
Compensation and benefits to non-interest expense	35.62%	31.87%		35.14%
Compensation to average total assets owned	1.15%	1.08%		1.10%
Average number of employees	1,446	1,496		1,567
Average compensation per employee	$53.2	$52.9		$54.4
Average loans per average employee	$3,031	$3,145		$3,170

Non-Interest Expenses

Comparison of years ended December 31, 2016 and 2015

Non-interest expense for 2016 was $216.0 million, representing a decrease of 13.0% compared to $248.4 million in the previous year.

Foreclosure, repossession and other real estate expenses decreased 58.2% to $15.7 million, as compared to $37.5 million in the same period of the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The year ended December 31, 2015 included $9.1 million of other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. Also, 2015 included a loss of $4.8 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $1.6 million, mainly due to efficiencies in the selling process.

Occupancy and equipment expenses decreased 9.4% to $31.0 million reflecting a reduction in depreciation of leasehold improvements, rent expense, security equipment rent and maintenance, and building maintenance, as a consequence of the closing of seven branches during 2015.

Compensation and employee benefits decreased 2.8%, or $2.2 million, to $76.9 million, mostly due to the decrease in average employees. In addition, during year ended December 31, 2015, the Company offered a voluntary early retirement program for qualified employees and accumulated an additional compensation expense related to this program.

Professional and service fees decreased 7.9%, or $1.3 million, to $14.9 million, mostly due to lower legal expenses from strategic initiatives performed in 2015, lower collection services due to in-house collection efforts, and lower billings, consulting and outsourcing fees due to non-recurring expenses in 2015.

The decreases in the foregoing non-interest expenses were partially offset by increases in information technology.

Information technology expenses increased 26.0% to $7.1 million, as compared to $5.6 million in the same period of 2015, mainly due to an increase in data processing expenses.

The efficiency ratio improved to 57.82% from 60.00% for the same period in 2015. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the year ended December 31, 2016 and 2015 amounted to $7.3 million and $24.2 million, respectively.

Comparison of years December 31, 2015 and 2014

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

Provision for Loan and Lease Losses

Comparison of years ended December 31, 2016 and 2015

Provision for loan and lease losses decreased 59.7%, or $96.4 million, to $65.1 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the year was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses decreased 54.6%, or $54.3 million, to $45.1 million from $99.3 million when compared with the same period in 2015. The provision was high in the 2015 period because the Company changed to non-accrual status the PREPA line of credit and recorded a $53.3 million provision for loan and lease losses related thereto. This decrease was partially offset by a $2.9 million provision related to the sale of the PREPA credit and another $2.9 million provision for a single commercial loan recorded during 2016.

Total charge-offs on originated and other loans increased 112.3% to $112.5 million, as compared to $53.0 million for the same period in 2015. Commercial charge-offs increased $56.9 million to $62.4 million as a result of a $56.2 million charge-off in connection with the sale of the PREPA credit in 2016. Consumer charge-offs increased $2.9 million to $11.6 million. Mortgage charge-offs increased $1.4 million to $6.8 million. Auto and leasing charge-offs decreased $1.6 million to $31.7 million. Total recoveries on originated and other loans decreased from $14.9 million to $14.1 million. Net charge-off rate increased 188 basis points to 3.18% due to the aforementioned sale of the PREPA credit.

Provision for acquired loan and lease losses decreased 67.8%, or $42.1 million, to $20.0 million from $62.2 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $6.4 million to $17.8 million from $24.1 million, which included a provision of $5.2 million related to the sale of certain non-performing commercial loans during the third quarter of 2015. During the third quarter of 2016, the Company recognized a $4.4 million provision in connection with a loan to the Puerto Rico Housing Finance Authority (PRHFA). Provisions for acquired Eurobank loan and lease losses decreased $35.8 million from $38.0 million to $2.3 million. The provision was higher in 2015 because of a provision of $32.9 million related to the sale of certain non-performing commercial loans during the third quarter of 2015.

Comparison of years ended December 31, 2015 and 2014

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

Income Taxes

Comparison of years ended December 31, 2016 and 2015

Income tax expense was $26.0 million, compared to an income tax benefit of $17.6 million for the same period in 2015. The effective tax rate for 2016 was 30.5% compared to 87.52% for 2015 due to final year-end tax accounting.

Comparison of years ended December 31, 2015 and 2014

Income tax expense decreased $54.8 million to a benefit of $17.6 million, compared to $37.3 million for 2014. The decrease in income tax expense reflects the decrease in the net income before income taxes of $142.5 million to a loss of $20.1 million in 2015, compared to net income before income taxes of $122.4 million in 2014.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for 2016, 2015 and 2014.

	Year Ended December 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$321,868	$65	$34,659	$356,592	$-	$356,592
Interest expense	(27,838)	-	(29,327)	(57,165)	-	(57,165)
Net interest income	294,030	65	5,332	299,427	-	299,427
Provision for loan and lease losses	(65,076)	-	-	(65,076)	-	(65,076)
Non-interest income	35,587	26,788	4,444	66,819	-	66,819
Non-interest expenses	(193,156)	(17,443)	(5,391)	(215,990)	-	(215,990)
Intersegment revenue	1,521	-	883	2,404	(2,404)	-
Intersegment expenses	(883)	(1,108)	(413)	(2,404)	2,404	-
Income (loss) before income taxes	$72,023	$8,302	4,855	$85,180	$-	$85,180
Total assets	$5,584,866	$23,315	$1,837,514	$7,445,695	$(943,871)	$6,501,824

	Year Ended December 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$367,620	$95	$38,853	$406,568	$-	$406,568
Interest expense	(28,425)	-	(40,771)	(69,196)	-	(69,196)
Net interest income	339,195	95	(1,918)	337,372	-	337,372
Provision for loan and lease losses	(161,501)	-	-	(161,501)	-	(161,501)
Non-interest income	23,900	28,288	284	52,472	-	52,472
Non-interest expenses	(219,415)	(22,564)	(6,422)	(248,401)	-	(248,401)
Intersegment revenue	1,427	-	948	2,375	(2,375)	-
Intersegment expenses	(948)	(1,027)	(400)	(2,375)	2,375	-
(Loss) income before income taxes	$(17,342)	$4,792	(7,508)	$(20,058)	$-	$(20,058)
Total assets	$5,867,874	$22,349	$2,126,921	$8,017,144	$(917,995)	$7,099,149

	Year Ended December 31, 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$435,580	$174	$49,503	$485,257	$-	$485,257
Interest expense	(34,721)	-	(42,061)	(76,782)	-	(76,782)
Net interest income	400,859	174	7,442	408,475	-	408,475
Provision for loan and lease losses	(60,640)	-	-	(60,640)	-	(60,640)
Non-interest income (loss)	(13,389)	28,525	2,187	17,323	-	17,323
Non-interest expenses	(213,935)	(21,748)	(7,042)	(242,725)	-	(242,725)
Intersegment revenue	1,410	-	327	1,737	(1,737)	-
Intersegment expenses	(327)	(1,089)	(321)	(1,737)	1,737	-
Income before income taxes	$113,978	$5,862	$2,593	$122,433	$-	$122,433
Total assets	$6,454,015	$21,644	$1,940,504	$8,416,163	(967,054)	$7,449,109

Comparison of years ended December 31, 2016 and 2015

Banking

Net interest income of the Company’s Banking segment decreased $45.2 million for 2016, or 13.3%, as a result of a decrease in interest income from loans of $45.7 million, or 12.4%, to $321.9 million. Such decrease reflects decreases in volume and interest rate of $35.4 million and $10.2 million, respectively, primarily due to lower acquired loan balances from repayments and maturities, and a decrease in cost recoveries on acquired loans to $7.5 million in 2016 from $22.8 million in 2015.

Originated loans interest income increased 8.4% to $199.2 million as average balances grew 5.4% and yields increased to 6.43%, mainly from higher yielding retail categories. Acquired BBVAPR loans interest income declined 29.8% to $92.3 million as average balances declined 26.1% and yields decreased 41 basis points to 8.06%. Acquired Eurobank loans interest income fell 41.8% to $30.5 million as average balances declined 34.5% and yields decreased 274 basis points to 21.84%.

Provision for loan and lease losses decreased 59.7%, or $96.4 million, to $65.1 million. Provision for originated and other loan and lease losses decreased 54.6%, or $54.3 million, to $45.1 million from $99.3 million when compared with the same period in 2015. The provision was higher in the 2015 period because the Company changed to non-accrual status the PREPA line of credit and recorded a $53.3 million provision for loan and lease losses related thereto. This decrease was partially offset by a $2.9 million provision related to the sale of the PREPA credit and another $2.9 million provision for a single commercial loan recorded during 2016.

Provision for acquired loan and lease losses decreased 67.8%, or $42.1 million, to $20.0 million from $62.2 million when compared with the same period in 2015. Provision for acquired BBVAPR loan and lease losses decreased $6.4 million to $17.8 million from $24.1 million, which included a provision of $5.2 million related to the sale of certain non-performing commercial loans during the third quarter of 2015. During the third quarter of 2016 the Company recognized a $4.4 million provision in connection with a loan to the PRHFA. Provisions for acquired Eurobank loan and lease losses decreased $35.8 million from $38.0 million to $2.3 million. The provision was higher in 2015 because of a provision of $32.9 million related to the sale of certain non-performing commercial loans during the third quarter of 2015.

Non-interest income, net, is affected by the level of mortgage banking activities and fees generated from loans and deposit accounts. It is also affected by the FDIC shared-loss expense, which varies depending on the results of the on-going evaluation of expected cash flows of the loan portfolio acquired in the FDIC-assisted acquisition.

During 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement and paid $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans, as reflected in Table 2. The net FDIC shared-loss expense decreased to $13.6 million as compared to $42.8 million for the year ended December 31, 2015, primarily from the expiration of the FDIC commercial and non-single family loans loss share coverage at June 30, 2015.

Non-interest expense of $193.2 million decreased 12.0%, or $26.3 million, when compared to the same period in 2015, primarily reflecting a decrease in foreclosure, repossession and other real estate expenses of $21.8 million to $15.7 million, as compared to $37.5 million in the same period for the previous year, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. The year ended December 31, 2015 included a $9.1 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. Also, the year ended December 31, 2015 included a loss of $4.8 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $1.6 million, mainly due to efficiencies in the selling process.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 5.3% to $26.8 million, compared to $28.3 million for the same period in 2015. Such decrease reflects a reduction in some securities brokerage activities and a reduction in fees from the IRA portfolio.

Non-interest expenses decreased by 22.7% to $17.4 million, mainly due to a payment of $2.1 million required by the broker-dealer's regulator during 2015 and a reduction in compensation expense from lower commissions as a result of lower brokerage activity.

Treasury

Treasury income before taxes, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $4.9 million, compared to a loss of $7.5 million in the same period in 2015.

Net interest income increased $7.3 million to $5.3 million, mainly from a reduction in interest expenses. Interest income from investments decreased 11.0% to $34.6 million, reflecting a decrease in volume and interest rate of $3.3 million and $992 thousand, respectively. Decreases in both, interest income and expenses were affected by a partial unwinding of a high-rate repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%, and the sale of $272.1 million of mortgage backed securities and $11.1 million of Puerto Rico government bonds during the first quarter of 2016. Also, during the third quarter of 2016, $227.0 million of short term FHLB advances were repaid at maturity.

Non--interest income increased from $284 thousand to $4.4 million, as the Company recovered $5.0 million in 2016 from a loss related to a private label collateralized mortgage obligation.

Comparison of years ended December 31, 2015 and 2014

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

The net FDIC shared-loss expense decreased to $42.8 million as compared to $65.8 million for 2014, primarily from the decrease of the FDIC commercial loss share amortization related to the expiration of the non-single family loss share coverage by the FDIC at the end of the second quarter of 2015. Notwithstanding the expiration of loss share coverage for non-single family loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss share assets covered under the non-single family loss share agreement and paid $20 million in loss share coverage with respect to the aggregate loss resulting from the sale of covered non-performing commercial loans.

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

Non-interest expense of $219.4 million increased 2.6% when compared to 2014. The increase in non-interest expense primarily reflects an $8.5 million loss related to the sale of foreclosed real estate, mostly from the Eurobank Acquisition, as part of the bulk sale during 2015. In addition, there was a $5.1 million increase in commercial properties markdowns, as part of our ongoing de-risking efforts. Also, electronic banking charges increased 14.7%, mainly from merchant business and credit/debit card interchange transactions as our banking business continues to grow.

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

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2016, the Company’s total assets amounted to $6.502 billion representing a decrease of 8.4% when compared to $7.099 billion at December 31, 2015. This reduction is mainly due to a decrease in the loan portfolio and in the investment portfolio of $286.5 million and $ $253.4 million, respectively.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2016, the Company’s loan portfolio decreased $286.5 million from $4.434 billion at December 31, 2015 to $4.148 billion, primarily due to the sale of the PREPA line of credit during 2016, which had an unpaid principal balance of $190.3 million and an allowance for loan and lease losses of $53.3 million at December 31, 2015. In addition, this decrease was also due to a decrease in acquired loan balances. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities. At December 31, 2016, the originated loan portfolio decreased $10.4 million, mainly from the aforementioned sale of PREPA, partially offset by an increase of $98.5 million in our retail loan portfolios. The acquired BBVAPR loan portfolio decreased $262.8 million, or 20.7%, and the acquired Eurobank loan portfolio decreased $12.2 million, or 8.3%, from December 31, 2015.

The investment portfolio decreased $253.4 million from $1.616 billion at December 31, 2015 to $1.363 billion at December 31, 2016, reflecting decreases in investment securities available-for-sale portfolio by $223.1 million and in investment securities held-to-maturity portfolio by $20.3 million. Investment securities available-for-sale portfolio decreased primarily because of the sale of $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds during the first half of 2016. Investment securities held-to-maturity portfolio decreased $20.3 million to $599.9 million reflecting the maturity of $25.0 million US Treasury securities during the fourth quarter of 2016.

At December 31, 2016, loans represented 75% of total interest-earning assets while investments represented 25%, compared to 73% and 27%, respectively, at December 31, 2015.

Financial Assets Managed

The Company’s financial assets include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of individual retirement accounts ("IRA"s) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At December 31, 2016, total assets managed by the Company’s trust division and OPC amounted to $2.850 billion, compared to $2.691 billion at December 31, 2015. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2016, total assets gathered by Oriental Financial Services from its customer investment accounts increased to $2.351 billion, compared to $2.375 billion at December 31, 2015. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of December 31, 2016, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2016, based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceeded its fair value by approximately $140.7 million, or 15%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. For additional details related to such goodwill impairment test, please refer to "Goodwill and Intangible Assets" under Note 1 of the accompanying consolidated financial statements.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31,		Variance
	2016	2015	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,025,370	$1,354,802	-24.3%
Obligations of US government-sponsored agencies	3,884	5,093	-23.7%
US Treasury securities	49,054	25,032	96.0%
CMOs issued by US government-sponsored agencies	101,831	135,073	-24.6%
GNMA certificates	165,235	58,495	182.5%
Puerto Rico government and public instrumentalities	4,073	13,731	-70.3%
FHLB stock	10,793	20,783	-48.1%
Other debt securities	1,921	2,572	-25.3%
Other investments	350	291	20.3%
Total investments	1,362,511	1,615,872	-15.7%
Loans	4,147,692	4,434,213	-6.5%
Total investments and loans	5,510,203	6,050,085	-8.9%
Other assets:
Cash and due from banks (including restricted cash)	507,863	535,359	-5.1%
Money market investments	5,606	4,699	19.3%
FDIC indemnification asset	14,411	22,599	-36.2%
Foreclosed real estate	47,520	58,176	-18.3%
Accrued interest receivable	20,227	20,637	-2.0%
Deferred tax asset, net	124,200	145,901	-14.9%
Premises and equipment, net	70,407	74,590	-5.6%
Servicing assets	9,858	7,455	32.2%
Derivative assets	1,330	3,025	-56.0%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	104,130	90,554	15.0%
Total other assets	991,621	1,049,064	-5.5%
Total assets	$6,501,824	$7,099,149	-8.4%
Investments portfolio composition:
FNMA and FHLMC certificates	75.2%	83.9%
Obligations of US government-sponsored agencies	0.3%	0.3%
US Treasury securities	3.6%	1.5%
CMOs issued by US government-sponsored agencies	7.5%	8.4%
GNMA certificates	12.1%	3.6%
Puerto Rico government and public instrumentalities	0.3%	0.8%
FHLB stock	0.8%	1.3%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	December 31,		Variance
	2016	2015	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$721,494	$757,828	-4.8%
Commercial	1,277,866	1,441,649	-11.4%
Consumer	290,515	242,950	19.6%
Auto and leasing	756,395	669,163	13.0%
	3,046,270	3,111,590	-2.1%
Allowance for loan and lease losses on originated and other loans and leases	(59,300)	(112,626)	47.3%
	2,986,970	2,998,964	-0.4%
Deferred loan costs, net	5,766	4,203	37.2%
Total originated and other loans loans held for investment, net	2,992,736	3,003,167	-0.3%

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,562	7,457	-25.4%
Consumer	32,862	38,385	-14.4%
Auto	53,026	106,911	-50.4%
	91,450	152,753	-40.1%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20 (b)	(4,300)	(5,542)	22.4%
	87,150	147,211	-40.8%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	569,253	608,294	-6.4%
Commercial	222,856	287,311	-22.4%
Construction	69,708	88,180	-20.9%
Consumer	4,301	11,843	-63.7%
Auto	85,676	153,592	-44.2%
	951,794	1,149,220	-17.2%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(31,056)	(25,785)	-20.4%
	920,738	1,123,435	-18.0%
Total acquired BBVAPR loans, net	1,007,888	1,270,646	-20.7%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	73,018	92,273	-20.9%
Commercial and construction	81,460	142,377	-42.8%
Consumer	1,372	2,314	-40.7%
	155,850	236,964	-34.2%
Allowance for loan and lease losses on Eurobank loans	(21,281)	(90,178)	76.4%
Total acquired Eurobank loans, net	134,569	146,786	-8.3%
Total acquired loans, net	1,142,457	1,417,432	-19.4%
Total held for investment, net	4,135,193	4,420,599	-6.5%
Mortgage loans held for sale	12,499	13,614	-8.2%
Total loans, net	$4,147,692	$4,434,213	-6.5%

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC, which was terminated in February 2017. The FDIC loss-sharing coverage, related to acquired Eurobank commercial loans expired on June 30, 2015. The coverage for the single-family residential loans was set to expire on June 30, 2020. At December 31, 2016, the remaining covered loans amounting to $61.1 million, net carrying amount, are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties." At December 31, 2015, covered loans amounted to $67.2 million, net carrying amount, and also included under the name "loans secured by 1-4 family residential properties." At December 31, 2016 and 2015, covered loans were no longer a material amount.

As shown in Table 5 above, total loans, net, amounted to $4.148 billion at December 31, 2016 and $4.434 billion at December 31, 2015. The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $721.5 million (23.7% of the gross originated loan portfolio) compared to $757.8 million (24.4% of the gross originated loan portfolio) at December 31, 2015. Mortgage loan production totaled $208.2 million for the year ended December 31, 2016, which represents a decrease of 15.8%, from $247.2 million. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $9.7 million and $7.9 million at December 31, 2016 and 2015, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.278 billion (42.0% of the gross originated loan portfolio) compared to $1.442 billion (46.3% of the gross originated loan portfolio) at December 31, 2015. Commercial loan production decreased 19.2% to $295.0 million for the year ended December 31, 2016, from $365.2 million in 2015.

•         Consumer loan portfolio amounted to $290.5 million (9.5% of the gross originated loan portfolio) compared to $243.0 million (7.8% of the gross originated loan portfolio) at December 31, 2015. Consumer loan production increased 13.6% to $159.8 million for the year ended December 31, 2016, from $140.7 million in 2015.

•         Auto and leasing portfolio amounted to $756.4 million (24.8% of the gross originated loan portfolio) compared to $669.2 million (21.5% of the gross originated loan portfolio) at December 31, 2015. Auto and leasing production increased by 9.2% to $284.8 million for the year ended December 31, 2016, compared to $260.8 million 2015.

The following table summarizes the remaining contractual maturities of the Company’s total gross non-covered loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2016.  Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
		One Year or Less	From One to
			Five Years		After Five Years
	Balance Outstanding at December 31, 2016		Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(Dollars in thousands)
Originated and other loans:
Mortgage	$721,492	$1,594	$15,023	$-	$704,875	$-
Commercial	1,277,867	739,738	395,985	-	142,144	-
Consumer	290,516	34,044	200,813	-	55,659	-
Auto and leasing	756,395	4,249	392,315	-	359,831	-
Total	$3,046,270	779,625	1,004,136	-	1,262,509	-

Acquired loans accounted under ASC 310-20
Commercial	3,029	3,029	-	-	-	-
Commercial secured by real estate	2,533	2,353	180	-	-	-
Consumer	32,862	32,862	-	-	-	-
Auto	53,026	8,645	44,381	-	-	-
Total	$91,450	$46,889	$44,561	$-	-	$-

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2016
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$10,610	$259	2.44%	$10,473	$920	8.78%	$80,449	$1,503	1.87%
90 - 119 days	94	1	1.06%	366	39	10.66%	2,141	38	1.77%
120 - 179 days	39	3	7.69%	-	-	0.00%	1,088	61	5.61%
180 - 364 days	75	1	1.33%	1,263	366	28.98%	2,472	316	12.78%
365+ days	349	59	16.91%	2,030	447	22.02%	9,343	681	7.29%
Total	$11,167	$323	2.89%	$14,132	$1,772	12.54%	$95,493	$2,599	2.72%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.36%			0.45%			3.04%
Refinanced or Modified Loans:
Amount	$2,140	$188	8.79%	$556	$47	8.45%	$18,080	$1,094	6.05%
Percentage of Higher-Risk Loan Category	19.16%			3.93%			18.93%
Loan-to-Value Ratio:
Under 70%	$6,930	$186	2.68%	$793	$70	8.83%	$-	$-	-
70% - 79%	2,144	98	4.57%	2,822	255	9.04%	-	-	-
80% - 89%	205	20	9.76%	3,887	537	13.82%	-	-	-
90% and over	1,888	19	1.01%	6,630	910	13.73%	95,493	2,599	2.72%
	$11,167	$323	2.89%	$14,132	$1,772	12.54%	$95,493	$2,599	2.72%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2016
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$10,850	$-	$-	$10,850	Repayment sources include abandoned and unclaimed funds escheated to the Commonwealth
Public corporations	100	100	-	-
Municipalities	191,831	307	69,289	122,235	Repayment from property taxes
Investment securities	4,680	-	4,680	-	Remaining position is PRHTA security issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation
Total	$207,461	$407	$73,969	$133,085

Some highlights follow regarding the data included above:

•      Loans to municipalities are secured by a pledge of their unlimited taxing power for special additional real and personal property taxes.

•      Deposits from municipalities, central government and other government entities totaled $170.7 million at December 31, 2016.

•      The outstanding balance of credit facilities to central government and public corporations decreased by $200.9 million during 2016 mainly as a result of the sale of the PREPA fuel line of credit which had an outstanding balance of $190.3 million at December 31, 2015.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At December 31, 2016, the Company’s allowance for loan and lease losses amounted to $115.9 million, a $118.2 million decrease from $234.1 million at December 31, 2015, mainly related to the de-recognition of $84.4 million for a portion of the allowance for credit impaired loans due to a revision in policy during the second quarter of 2016 and a $56.2 million charge-off during the third quarter of 2016. The allowance for loan and lease losses was charged-off in connection with PREPA participation that was provisioned in 2016 ($2.9 million) and in 2015 ($53.3 million).

Effective June 30, 2016, pursuant to supervisory direction, the Company revised the purchase credit impaired policy for all loans accounted for under ASC 310-30. Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the pools. The revised policy implementation was performed prospectively due to the immaterial impact for retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discounting expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy on June 30, 2016 resulted in the de-recognition of loans recorded investment balance and associated allowance for loans and lease losses that had exited the pools with no impact to the provision for loan and lease losses.

Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At December 31, 2016, $59.3 million of the allowance corresponded to originated and other loans held for investment, or 1.95% of total originated and other loans held for investment, compared to $112.6 million, or 3.62% of total originated and other loans held for investment at December 31, 2015. The allowance decreased mainly as a result of the recognition of a $56.2 million charge-off in connection with the sale of the PREPA participation during the third quarter of 2016. Provision for loan and lease losses of $45.1 million and recoveries of $14.1 million, were offset by charge-offs of $112.5 million during the year ended December 31, 2016. The allowance for residential mortgage loans decreased by 5.5% (or $1.0 million), when compared with the balances recorded at December 31, 2015. The allowance for consumer loans and auto and leases increased by 16.7% (or $1.9 million) and 6.6% (or $1.2 million), respectively, when compared with the balances recorded at December 31, 2015. The allowance for commercial loans decreased 86.1% (or $55.8 million), when compared with the balances recorded at December 31, 2015, mainly from the sale of the PREPA participation.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at December 31, 2016 was $4.3 million compared to $5.5 million at December 31, 2015, a 22.4% decrease. The allowance decreased as a result of $5.8 million in charge-offs, which were partially offset by a $2.3 million provision for loan and lease losses and $2.3 million of recoveries during the year ended December 31, 2016. The allowance for commercial loans increased by 546.2% (or $142 thousand), when compared with the balance recorded at December 31, 2015. The allowance for consumer loans decreased by 11.7% (or $401 thousand) and auto loans decreased by 47.2% (or $984 thousand), respectively, when compared with the balances recorded at December 31, 2015, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at December 31, 2016 was $31.1 million as compared to $25.8 million at December 31, 2015. The allowance increased mainly as a result of a $15.5 million provision for loan and lease losses, partially offset by $10.0 million in allowance de-recognition from revised purchased credit impaired loan policy and by loan pools fully charged-off of $282 thousand during the year ended December 31, 2016.

Allowance for loan and lease losses recorded for acquired Eurobank loans at December 31, 2016 was $21.3 million as compared to $90.2 million at December 31, 2015. The allowance decreased as a result of $74.4 million in allowance de-recognition from revised purchased credit impaired loan policy and by $134 thousand in loan pools fully charged-off, partially offset by a $2.3 million provision for loan and lease losses and by $3.4 million for the FDIC shared-loss portion of provision for covered loan and lease losses. The allowance for loan and lease losses on acquired Eurobank loans is accounted for under the provisions of ASC 310-30. The portion of the loss on covered loans reimbursable from the FDIC is recorded as an offset to the provision for credit losses and increased the FDIC indemnification asset.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2016 and 2015, the Company had $104.1 million and $300.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium). The decline of $195.8 million is directly related to the sale of the PREPA participation, which had an outstanding balance of $190.3 million at December 31, 2015.

At December 31, 2016 and 2015, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $98.1 million and $93.6 million, respectively.

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

At December 31, 2016, the Company’s non-performing assets decreased by 57.3% to $156.9 million (2.88% of total assets, excluding acquired loans with deteriorated credit quality) from $367.8 million (6.31% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2015. The Company does not expect non-performing loans to result in significantly higher losses. At December 31, 2016, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 56.30% (37.15% at December 31, 2015).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At December 31, 2016, the Company’s originated non-performing mortgage loans totaled $74.5 million (68.9% of the Company’s non-performing loans), a 4.3% decrease from $77.9 million (25.5% of the Company’s non-performing loans) at December 31, 2015.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2016, the Company’s originated non-performing commercial loans amounted to $19.8 million (18.3% of the Company’s non-performing loans), a 90.8% decrease from $215.3 million at December 31, 2015 (70.5% of the Company’s non-performing loans), mainly from the sale of the PREPA participation. Most of this portfolio is collateralized by commercial real estate properties.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2016, the Company’s originated non-performing consumer loans totaled $2.0 million (1.8% of the Company’s non-performing loans), a 21.8% increase from $1.6 million (0.5% of the Company’s non-performing loans) at December 31, 2015.

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2016, the Company’s originated non-performing auto loans and leases amounted to $9.1 million (8.4% of the Company’s total non-performing loans), an increase of 7.5% from $8.4 million at December 31, 2015 (2.8% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2016, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.4 million (1.3% of the Company’s non-performing loans), a 60.8% increase from $880 thousand at December 31, 2015 (0.3% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At December 31, 2016, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $828 thousand (0.8% of the Company’s non-performing loans), a 54.8% increase from $535 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2016, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $552 thousand (0.5% of the Company’s non-performing loans), a 33.6% decrease from $831 thousand at December 31, 2015 (0.2% of the Company’s non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	December 31,		Variance
	2016	2015	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$17,344	$18,352	-5.5%
Commercial	8,995	64,791	-86.1%
Consumer	13,067	11,197	16.7%
Auto and leasing	19,463	18,261	6.6%
Unallocated allowance	431	25	1624.0%
Total allowance balance	$59,300	$112,626	-47.3%
Allowance composition:
Mortgage	29.24%	16.30%	79.4%
Commercial	15.17%	57.53%	-73.6%
Consumer	22.04%	9.94%	121.7%
Auto and leasing	32.82%	16.21%	102.5%
Unallocated allowance	0.73%	0.02%	100.0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.40%	2.42%	-0.8%
Commercial	0.70%	4.49%	-84.4%
Consumer	4.50%	4.61%	-2.4%
Auto and leasing	2.57%	2.73%	-5.9%
Total allowance to total originated loans	1.95%	3.62%	-46.1%
Allowance coverage ratio to non-performing loans:
Mortgage	23.28%	23.57%	-1.2%
Commercial	45.46%	30.10%	51.0%
Consumer	657.96%	686.51%	-4.2%
Auto and leasing	215.01%	216.93%	-0.9%
Total	56.30%	37.15%	51.5%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$169	$26	550.0%
Consumer	3,028	3,429	-11.7%
Auto	1,103	2,087	-47.1%
Total allowance balance	$4,300	$5,542	-22.4%
Allowance composition:
Commercial	3.93%	0.47%	736.2%
Consumer	70.42%	61.87%	13.8%
Auto	25.65%	37.66%	-31.9%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	3.04%	0.35%	768.6%
Consumer	9.21%	8.93%	3.1%
Auto	2.08%	1.95%	6.7%
Total allowance to total acquired loans	4.70%	3.63%	29.5%
Allowance coverage ratio to non-performing loans:
Commercial	11.94%	2.95%	304.7%
Consumer	365.70%	640.93%	-42.9%
Auto	199.82%	251.14%	-20.4%
Total	153.85%	246.75%	-37.6%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$2,682	$1,762	100.0%
Commercial	23,452	21,161	10.8%
Auto	4,922	2,862	100.0%
Total allowance balance	$31,056	$25,785	20.4%
Allowance composition:
Mortgage	8.64%	6.84%	100.0%
Commercial	75.51%	82.06%	-8.0%
Auto	15.85%	11.10%	100.0%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$11,947	$22,570	-47.1%
Commercial	9,328	67,365	-86.2%
Consumer	6	243	-97.5%
Total allowance balance	$21,281	$90,178	-76.4%
Allowance composition:
Mortgage	56.14%	25.03%	124.3%
Commercial	43.82%	74.70%	-41.3%
Consumer	0.03%	0.27%	-88.9%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2016	2015	%	2014
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of year	$112,626	$51,439	119.0%	$49,081
Provision for loan and lease losses	45,058	99,336	-54.6%	31,427
Charge-offs	(112,497)	(53,001)	112.3%	(39,258)
Recoveries	14,113	14,852	-5.0%	10,189
Balance at end of year	$59,300	$112,626	-47.3%	$51,439
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$5,542	$4,597	20.6%	$2,354
Provision for loan and lease losses	2,255	7,469	-69.8%	12,915
Charge-offs	(5,816)	(9,345)	-37.8%	(13,445)
Recoveries	2,319	2,821	-17.8%	2,773
Balance at end of year	$4,300	$5,542	-22.4%	$4,597
Acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$25,785	$13,481	91.3%	$2,863
Provision for loan and lease losses	15,508	16,656	-6.9%	10,618
Loan pools fully charged off	(282)	(4,352)	-100.0%	-
Allowance de-recognition	(9,955)	-	-100.0%	-
Balance at end of year	$31,056	$25,785	20.4%	$13,481

Eurobank loans
Balance at beginning of year	$90,178	$64,245	40.4%	$52,729
Provision for loan and lease losses	2,255	38,040	-94.1%	5,680
Loan pools fully charged off	(134)	(14,610)	-100.0%	-
FDIC shared-loss portion on recapture of loan and lease losses	3,391	2,503	35.5%	5,836
Allowance de-recognition	(74,409)	-	0.0%	-
Balance at beginning of year	$21,281	$90,178	-76.4%	$64,245

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	1.95%	3.62%	-46.1%	1.81%
Non-performing originated loans	56.30%	37.15%	51.5%	49.11%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	4.70%	3.63%	29.5%	1.89%
Non-performing acquired loans accounted for under ASC 310-20	153.85%	246.75%	-37.6%	110.11%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Year Ended December 31,
			Variance
	2016	2015	%	2014
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(6,767)	$(5,397)	25.4%	$(5,011)
Recoveries	330	391	-15.6%	428
Total	(6,437)	(5,006)	28.6%	(4,583)
Commercial
Charge-offs	(62,445)	(5,546)	1025.9%	(2,424)
Recoveries	460	432	6.5%	333
Total	(61,985)	(5,114)	1112.1%	(2,091)
Consumer
Charge-offs	(11,554)	(8,683)	33.1%	(5,782)
Recoveries	452	871	-48.1%	570
Total	(11,102)	(7,812)	42.1%	(5,212)
Auto
Charge-offs	(31,731)	(33,375)	-4.9%	(26,041)
Recoveries	12,871	13,158	-2.2%	8,858
Total	(18,860)	(20,217)	-6.7%	(17,183)
Net credit losses
Total charge-offs	(112,497)	(53,001)	112.3%	(39,258)
Total recoveries	14,113	14,852	-5.0%	10,189
Total	$(98,384)	$(38,149)	157.9%	$(29,069)
Net credit losses to average loans outstanding:
Mortgage	0.87%	0.65%	33.8%	0.58%
Commercial	4.47%	0.38%	1076.3%	0.18%
Consumer	4.39%	3.85%	14.0%	3.41%
Auto	2.63%	3.21%	-18.1%	3.43%
Total	3.18%	1.30%	144.6%	1.11%
Recoveries to charge-offs	12.55%	28.02%	-55.2%	25.95%
Average originated loans:
Mortgage	$743,838	$771,322	-3.6%	$786,607
Commercial	1,385,421	1,336,510	3.7%	1,190,038
Consumer	253,069	202,971	24.7%	153,067
Auto	716,373	629,910	13.7%	500,720
Total	$3,098,701	$2,940,713	5.4%	$$2,630,432

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Year Ended December 31,
			Variance
	2016	2015	%	2014
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(42)	$(42)	0.0%	$(532)
Recoveries	73	31	135.5%	73
Total	31	(11)	-381.8%	(459)
Consumer
Charge-offs	(3,619)	(4,755)	-23.9%	(6,902)
Recoveries	301	680	-55.7%	532
Total	(3,318)	(4,075)	-18.6%	(6,370)
Auto
Charge-offs	(2,155)	(4,548)	-52.6%	(6,011)
Recoveries	1,945	2,110	-7.8%	2,169
Total	(210)	(2,438)	-91.4%	(3,842)
Net credit losses
Total charge-offs	(5,816)	(9,345)	-37.8%	(13,445)
Total recoveries	2,319	2,821	-17.8%	2,774
Total	$(3,497)	$(6,524)	-46.4%	$(10,671)
Net credit losses to average loans outstanding:
Commercial	-5.78%	1.31%	-541.2%	1.61%
Consumer	5.55%	6.59%	-15.8%	9.53%
Auto	0.28%	1.27%	-77.7%	1.61%
Total	2.60%	2.56%	1.5%	3.20%
Recoveries to charge-offs	39.87%	30.19%	32.1%	20.63%
Average loans accounted for under ASC 310-20:
Commercial	$536	$840	-36.2%	$28,509
Consumer	59,772	61,842	-3.3%	66,812
Auto	74,431	192,058	-61.2%	238,653
Total	$134,739	$254,740	-47.1%	$333,974

TABLE 11 — NON-PERFORMING ASSETS

	December 31,		Variance
	2016	2015	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$32,408	$217,691	-85.1%
Other loans	71,941	82,429	-12.7%
Accruing loans
Troubled-Debt Restructuring loans	2,706	4,240	-36.2%
Other loans	1,067	1,091	-2.2%
Total non-performing loans	$108,122	$305,451	-64.6%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	45,587	56,304	-19.0%
Other repossessed assets	3,224	6,034	-46.6%
	$156,933	$367,789	-57.3%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.88%	6.31%	-54.4%
Non-performing assets to total capital	17.05%	41.00%	-58.4%

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$2,917	$3,118	$2,204

TABLE 12 — NON-PERFORMING LOANS

	December 31,		Variance
	2016	2015	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$74,503	$77,875	-4.3%
Commercial	19,786	215,281	-90.8%
Consumer	1,986	1,631	21.8%
Auto and leasing	9,052	8,418	7.5%
	105,327	303,205	-65.3%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,415	880	60.8%
Consumer	828	535	54.8%
Auto	552	831	-33.6%
	2,795	2,246	24.4%
Total	$108,122	$305,451	-64.6%
Non-performing loans composition percentages:
Originated loans
Mortgage	68.9%	25.5%
Commercial	18.3%	70.5%
Consumer	1.8%	0.5%
Auto and leasing	8.4%	2.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.3%	0.3%
Consumer	0.8%	0.2%
Auto	0.5%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.45%	9.36%	-63.1%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.99%	5.24%	-62.0%
Total capital	11.75%	34.05%	-65.5%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.17%	1.15%	1.74%
Non-performing loans	34.09%	12.25%	178.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	63.58%	61.15%	4.0%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	89.25%	44.09%	102.4%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. Based on the accounting guidance in ASC Topic 805, at each reporting date subsequent to the initial recording of the indemnification asset, the Company measures the indemnification asset on the same basis as the covered loans and assesses its collectability. The amount to be ultimately collected for the indemnification asset is dependent upon the performance of the underlying covered assets, the passage of time, claims submitted to the FDIC and the Company’s compliance with the terms of the loss sharing agreements. Refer to Notes 6 and 7 to the consolidated financial statements for additional information on the FDIC loss share agreements.

The FDIC loss-share coverage for the commercial loans and other non-single family loans was in effect until June 30, 2015. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At December 31, 2016 and 2015, the FDIC indemnification asset only reflects the balance for single family residential mortgage loans.

Effective February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$22,599	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	(1,573)	(55,723)	(47,666)
Increase in expected credit losses to be covered under shared-loss agreements, net	3,391	2,503	5,836
FDIC indemnification asset expense	(8,040)	(36,398)	(62,285)
Final settlement with the FDIC on commercial loans	-	(1,589)	-
Net expenses (reimbursements) incurred under shared-loss agreements	(1,966)	16,428	12,253
Balance at end of year	$14,411	$22,599	$97,378

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$4,814	$21,682	$71,451
Amortization of negative discount	(8,040)	(36,417)	(62,285)
Impact of lower projected losses	11,896	19,549	12,516
Balance at end of year	$8,670	$4,814	$21,682

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,
	2016	2015	Variance %
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$848,502	$762,009	11.4%
NOW accounts	1,091,237	1,100,541	-0.8%
Savings and money market accounts	1,196,231	1,179,229	1.4%
Certificates of deposit	1,526,805	1,674,431	-8.8%
Total deposits	4,662,775	4,716,210	-1.1%
Accrued interest payable	1,712	1,541	11.1%
Total deposits and accrued interest payable	4,664,487	4,717,751	-1.1%
Borrowings:
Securities sold under agreements to repurchase	653,756	934,691	-30.1%
Advances from FHLB	105,454	332,476	-68.3%
Subordinated capital notes	36,083	102,633	-64.8%
Other term notes	61	1,734	-96.5%
Total borrowings	795,354	1,371,534	-42.0%
Total deposits and borrowings	5,459,841	6,089,285	-10.3%

Other Liabilities:
Derivative liabilities	2,437	6,162	-60.5%
Acceptances outstanding	23,765	14,582	63.0%
Other liabilities	95,370	92,043	3.6%
Total liabilities	$5,581,413	$6,202,072	-10.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	18.2%	16.2%
NOW accounts	23.4%	23.3%
Savings and money market accounts	25.7%	25.0%
Certificates of deposit	32.7%	35.5%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	82.2%	68.2%
Advances from FHLB	13.3%	24.2%
Other term notes	0.0%	0.1%
Subordinated capital notes	4.5%	7.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$652,229	$932,500
Daily average outstanding balance	$663,845	$1,012,756
Maximum outstanding balance at any month-end	$902,500	$1,158,945

Liabilities and Funding Sources

As shown in Table 15 above, at December 31, 2016, the Company’s total liabilities were $5.581 billion, 10.0% less than the $6.202 billion reported at December 31, 2015. Deposits and borrowings, the Company’s funding sources, amounted to $5.460 billion at December 31, 2016 versus $6.089 billion at December 31, 2015, a 10.34% decrease.

At December 31, 2016, deposits represented 85% and borrowings represented 15% of interest-bearing liabilities. At December 31, 2016, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.664 billion, a decrease of 1.1% from $4.718 billion at December 31, 2015. Demand and savings deposits increased 3.0% to $3.136 billion, time deposits, excluding brokered deposits, increased 5.8% to $1.020 billion, and brokered deposits decreased 26.4%, or $206.6 million, to $576.4 million, as part of our efforts to reduce the cost of deposits, which averaged 0.62% at December 31, 2016 compared to 0.59% at December 31, 2015.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At December 31, 2016, borrowings amounted to $795.4 million, representing a decrease of 42.0% when compared with the $1.372 billion reported at December 31, 2015. The decrease in borrowings is attributed to decreases in repurchases agreements, FHLB-NY advances and  subordinated capital notes. Repurchase agreements at December 31, 2016 decreased $280.9 million to $653.8 million from $934.7 million at December 31, 2015, as the Company partially unwound $268.0 million in repurchase agreements at a cost of $12.0 million during the first quarter of 2016. As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain of the Bank’s mortgage loans and investment securities. FHLB-NY advances decreased $227.0 million to $105.5 million at December 31, 2016 as $227.0 million of advances were repaid at maturity during 2016 and not renewed. Also, $67.0 million in subordinated capital notes were repaid at maturity during the third quarter of 2016.

Stockholders’ Equity

At December 31, 2016, the Company’s total stockholders’ equity was $920.4 million, a 2.6% increase when compared to $897.1 million at December 31, 2015. This increase in stockholders’ equity reflects increases in retained earnings of $28.9 million, in legal surplus of $5.9 million, partially offset by a decrease in accumulated comprehensive income, which reflects a decrease in net value of available for sale securities of $14.4 million from decrease in market rates, partially offset by a $2.0 million increase in net value of cash flow hedges. Book value per share was $17.18 at December 31, 2016 compared to $16.67 at December 31, 2015.

From December 31, 2015 to December 31, 2016, tangible common equity to total assets increased to 10.19% from 8.98%, Tier 1 Leverage capital ratio increased to 12.99% from 11.18%, Common Equity Tier 1 capital ratio increased to 14.05% from $12.14%, Tier 1 Risk-Based capital ratio increased to 18.35% from 15.99%, and Total Risk-Based capital ratio increased to 19.62% from 17.29%.

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

In addition (as noted above), under the previous general risk-based capital rules, the effects of AOCI items included in shareholders’ equity (for example, mark-to-market adjustments to the value of securities held in the available for sale portfolio) under U.S. GAAP are reversed for the purposes of determining regulatory capital ratios. Pursuant to the New Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approach banking organizations may make a one-time permanent election to continue to exclude these items. The Company and the Bank made the election to continue to exclude these items in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of their securities portfolio, concurrently with the first filing of the Company’s and the Bank’s periodic regulatory reports in the beginning of 2015. The New Capital Rules also preclude certain hybrid securities, such as trust preferred securities, from inclusion in bank holding companies’ Tier 1 capital, subject to phase-out, in the case of bank holding companies that had $15 billion or more in total consolidated assets as of December 31, 2009. Therefore, the Company is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at December 31, 2016 and  2015:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,
			Variance
	2016	2015	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$920,411	$897,077	2.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.05%	12.14%	15.7%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$627,733	594,482	5.6%
Minimum common equity tier 1 capital required	$201,040	220,344	-8.8%
Minimum capital conservation buffer required	$27,922	-	100.0%
Excess over regulatory requirement	$398,770	374,138	6.6%
Risk-weighted assets	$4,467,556	4,896,539	-8.8%
Tier 1 risk-based capital ratio	18.35%	15.99%	14.8%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$819,662	$782,912	4.7%
Minimum tier 1 risk-based capital required	$268,053	$293,792	-8.8%
Excess over regulatory requirement	$551,608	$489,120	12.8%
Risk-weighted assets	$4,467,556	$4,896,539	-8.8%
Total risk-based capital ratio	19.62%	17.29%	13.5%
Minimum total risk-based capital ratio required	8.00%	8.00%	13.5%
Actual total risk-based capital	$876,657	$846,748	0.0%
Minimum total risk-based capital required	$357,404	$391,723	3.5%
Excess over regulatory requirement	$519,252	$455,025	-8.8%
Risk-weighted assets	$4,467,556	$4,896,539	-8.8%
Leverage capital ratio	12.99%	11.18%	16.2%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$819,662	$782,912	4.7%
Minimum tier 1 capital required	$252,344	$280,009	-9.9%
Excess over regulatory requirement	$567,318	$502,903	-9.9%
Tangible common equity to total assets	10.19%	8.98%	12.8%
Tangible common equity to risk-weighted assets	14.82%	13.02%	13.5%
Total equity to total assets	14.16%	12.64%	13.8%
Total equity to risk-weighted assets	20.60%	18.32%	12.0%
Stock data:
Outstanding common shares	43,914,844	43,867,909	0.1%
Book value per common share	$17.18	$16.67	3.1%
Tangible book value per common share	$15.08	$14.53	3.8%
Market price at end of period	$13.10	$7.32	79.0%
Market capitalization at end of period	$575,284	$321,113	79.2%

	Year Ended December 31,
			Variance
	2016	2015	%	2014

Common dividend data:
Cash dividends declared	$10,544	$15,932	-33.8%	$15,286
Cash dividends declared per share	$0.24	$0.36	-33.3%	$0.34
Payout ratio	23.30%	-97.30%	123.9%	22.67%
Dividend yield	1.83%	4.92%	-62.8%	2.04%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2016, 2015 and 2014:

	December 31,
	2016	2015	2014
	(In thousands, except share or per share information)
Total stockholders' equity	$920,411	$897,077	$942,197
Preferred stock	(176,000)	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130	10,130
Goodwill	(86,069)	(86,069)	(86,069)
Core deposit intangible	(4,260)	(5,294)	(6,463)
Customer relationship intangible	(1,900)	(2,544)	(3,280)
Total tangible common equity	$662,312	$637,300	$680,515
Total assets	6,501,824	7,099,149	7,449,109
Goodwill	(86,069)	(86,069)	(86,069)
Core deposit intangible	(4,260)	(5,294)	(6,463)
Customer relationship intangible	(1,900)	(2,544)	(3,280)
Total tangible assets	$6,409,595	$7,005,242	$7,353,297
Tangible common equity to tangible assets	10.33%	9.10%	9.25%
Common shares outstanding at end of period	43,914,844	43,867,909	44,613,615
Tangible book value per common share	$15.08	$14.53	$15.25

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

	December 31,		Variance
	2016	2015	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$627,733	$594,482	5.6%
Additional tier 1 capital	191,929	188,430	1.9%
Tier 1 capital	819,662	782,912	4.7%
Additional Tier 2 capital	56,995	63,836	-10.7%
Total risk-based capital	$876,657	$846,748	3.5%
Risk-weighted assets:
Balance sheet items	$4,307,817	$4,742,113	-9.2%
Off-balance sheet items	159,739	154,426	3.4%
Total risk-weighted assets	$4,467,556	$4,896,539	-8.8%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.05%	12.14%	15.7%
Tier 1 capital (minimum required - 6%)	18.35%	15.99%	14.8%
Total capital (minimum required - 8%)	19.62%	17.29%	13.5%
Leverage ratio	12.99%	11.18%	16.2%
Equity to assets	14.16%	12.64%	12.0%
Tangible common equity to assets	10.19%	8.98%	13.5%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2016 and 2015:

	December 31,		Variance
	2016	2015	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	17.96%	15.40%	16.6%
Actual common equity tier 1 capital	$800,544	$751,886	6.5%
Minimum capital requirement (4.5%)	$200,585	$219,762	-8.7%
Minimum capital conservation buffer requirement (0.625%)	$27,859	$-	100.0%
Minimum to be well capitalized (6.5%)	$289,734	$317,434	-8.7%
Tier 1 Capital to Risk-Weighted Assets	17.96%	15.40%	-8.7%
Actual tier 1 risk-based capital	$800,544	$751,886	16.6%
Minimum capital requirement (6%)	$267,447	$293,016	6.5%
Minimum to be well capitalized (8%)	$356,596	$390,688	-8.7%
Total Capital to Risk-Weighted Assets	19.23%	16.70%	-8.7%
Actual total risk-based capital	$857,259	$815,458	15.1%
Minimum capital requirement (8%)	$356,596	$390,688	5.1%
Minimum to be well capitalized (10%)	$445,745	$488,360	-8.7%
Total Tier 1 Capital to Average Total Assets	12.75%	10.80%	-8.7%
Actual tier 1 capital	$800,544	$751,886	18.1%
Minimum capital requirement (4%)	$251,200	$278,399	6.5%
Minimum to be well capitalized (5%)	$314,000	$347,999	-9.8%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2016 and 2015, the Company’s market capitalization for its outstanding common stock was $575.3 million ($13.10 per share) and $321.1 million ($7.32 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10
2014
December 31, 2014	$16.76	$14.35	$0.10
September 30, 2014	$18.89	$14.92	$0.08
June 30, 2014	$18.88	$16.38	$0.08
March 31, 2014	$17.54	$14.30	$0.08

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. During the year ended December 31, 2015 the Company purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share. There were no repurchases during the year ended December 31, 2016.

At December 31, 2016, the number of shares that may yet be purchased under the $70 million program is estimated at 590,141 and was calculated by dividing the remaining balance of $7.7 million by $13.10 (closing price of the Company common stock at December 31, 2016). The Company did not purchase any shares of its common stock other than through its publicly announced stock repurchase program during 2015.

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the Company’s consolidated financial statements, the Company has certain obligations and commitments to make future payments under contracts. At December 31, 2016, the aggregate contractual obligations and commercial commitments, excluding accrued interests and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$652,229	$349,729	$302,500	$-	$-
Advances from FHLB	105,154	40,613	55,000	9,541	-
Subordinated capital notes	35,000	-	-	-	35,000
Annual rental commitments under noncancelable operating leases	38,661	7,138	13,085	18,438	-
Certificates of deposits	1,526,804	812,169	642,985	71,650	-
Total	$2,357,848	$1,209,649	$1,013,570	$99,629	$35,000

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, increased to $492.9 million and $2.7 million, respectively, for 2016, as compared to $456.7 million and $1.5 million, respectively, at December 31, 2015. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

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

QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations:

TABLE 17 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2016	2016	2016	2016	2016
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$91,306	$87,908	$90,584	$86,794	$356,592
Interest expense	16,331	14,596	13,657	12,581	57,165
Net interest income	74,975	73,312	76,927	74,213	299,427
Provision for loan and lease losses	13,789	14,445	23,469	13,373	65,076
Net interest income after provision for loan and lease losses	61,186	58,867	53,458	60,840	234,351
Non-interest income	13,503	15,155	20,215	17,946	66,819
Non-interest expenses	54,857	53,825	54,926	52,382	215,990
Income before taxes	19,832	20,197	18,747	26,404	85,180
Income tax expense	5,661	5,858	3,627	10,848	25,994
Net income	14,171	14,339	15,120	15,556	59,186
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
Income available to common shareholders	$10,706	$10,873	$11,655	$12,090	$45,324
PER SHARE DATA:
Basic	$0.24	$0.25	$0.27	$0.28	$1.03
Diluted	$0.24	$0.25	$0.26	$0.27	$1.03

	March 31,	June 30,	September 30,	December 31,	Total
	2015	2015	2015	2015	2015
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$107,001	$99,413	$107,247	$92,907	$406,568
Interest expense	17,366	17,121	17,424	17,285	69,196
Net interest income	89,635	82,292	89,823	75,622	337,372
Provision for loan and lease losses	42,193	15,539	51,579	52,190	161,501
Total provision for loan and lease losses, net	42,193	15,539	51,579	52,190	161,501
Net interest income after provision for loan and lease losses	47,442	66,753	38,244	23,432	175,871
Non-interest income	6,881	(4,656)	35,977	14,270	52,472
Non-interest expenses	56,332	64,437	69,090	58,542	248,401
(Loss) income before taxes	(2,009)	(2,340)	5,131	(20,840)	(20,058)
Income tax expense (benefit)	979	769	562	(19,864)	(17,554)
Net (loss) income	(2,988)	(3,109)	4,569	(976)	(2,504)
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
(Loss) income available to common shareholders	$(6,453)	$(6,575)	$1,104	$(4,442)	$(16,366)
PER SHARE DATA:
Basic	$(0.14)	$(0.15)	$0.03	$(0.10)	$(0.37)
Diluted	$(0.14)	$(0.15)	$0.03	$(0.10)	$(0.37)

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2016 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$8,602	3.20%	$10,637	4.01%
+ 100 Basis points	$4,363	1.63%	$5,378	2.03%
- 50 Basis points	$(1,941)	-0.72%	$(2,428)	-0.91%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2016.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $1.0 million (notional amount of $36.6 million) was recognized at December 31, 2016 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2016, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $1.2 million (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $1.2 million (notional amounts of $12.5 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of December 31, 2016, the Company had $36.6 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $36.6 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for the Company is its lending activities. In Puerto Rico, the Company’s principal market, economic conditions are challenging, as they have been for the last ten years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of a federally created Fiscal Oversight Board.

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

The Company’s executive Credit Risk Committee, composed of its Chief Executive Officer, Chief Financial Officer, Chief Credit Risk Officer and other senior executives, has primary responsibility for setting strategies to achieve the Company’s credit risk goals and objectives. Those goals and objectives are set forth in the Company’s Credit Policy as approved by the Board.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. The Company has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of December 31, 2016, the Company had $652.2 million in repurchase agreements, excluding accrued interest, and $576.4 million in brokered deposits.

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

As of December 31, 2016, the Company had approximately $510.4 million in unrestricted cash and cash equivalents, $648.1 million in investment securities that are not pledged as collateral, $1.243 billion in borrowing capacity at the FHLB-NY.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

OFG Bancorp

FORM 10-K

FINANCIAL DATA INDEX

Page
Management’s Annual Report on Internal Controls Over Financial Reporting	88
Report of Independent Registered Public Accounting Firm	89
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting	90
Consolidated Statements of Financial Condition at December 31, 2016 and 2015	91
Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	92
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015, and 2014	93
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014	94
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	95-96
Notes to the Consolidated Financial Statements
Note 1– Summary of Significant Accounting Policies	97-113
Note 2 – Restricted Cash	114
Note 3 – Investment Securities	114-121
Note 4 – Pledged Assets	121
Note 5 – Loans	122-145
Note 6 – Allowance for Loan and Lease Losses	146-153
Note 7 – FDIC Indemnification Asset and True-up Payment Obligation and FDIC Shared-loss Expense	153-154
Note 8 – Premises and Equipment	155
Note 9 – Servicing Assets	155-156
Note 10 – Derivatives	157-158
Note 11 – Accrued Interest Receivable and Other Assets	159
Note 12 – Deposits	160-161
Note 13 – Borrowings and Related Interest	162-164
Note 14 – Offsetting of Financial Assets and Liabilities	165-166
Note 15 – Employee Benefit Plan	166
Note 16 – Related Party Transactions	167
Note 17 – Income Taxes	167-169
Note 18 – Regulatory Capital Requirements	170-171
Note 19 – Equity- Based Compensation Plan	172-173
Note 20 – Stockholders’ Equity	174-175
Note 21 – Accumulated Other Comprehensive Income	175-177
Note 22 – Earnings (loss) per Common Share	177-178
Note 23 – Guarantees	178-179
Note 24 – Commitments and Contingencies	179-181
Note 25 – Fair Value of Financial Instruments	181-187
Note 26 – Business Segments	188-189
Note 27 – OFG Bancorp (Holding Company Only) Financial Information	190-192
Note 28 – Subsequent events	193

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2016 based on the COSO Criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report dated March 10, 2017.

By:	/s/ José Rafael Fernández	By:	/s/ Ganesh Kumar
José Rafael Fernández		Ganesh Kumar
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 10, 2017		Date: March 10, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

OFG Bancorp:

We have audited the accompanying consolidated statements of financial condition of OFG Bancorp and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OFG Bancorp and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OFG Bancorp and its subsidiaries’  internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    KPMG LLP

San Juan, Puerto Rico

March 10, 2017

Stamp No. E256118 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

OFG Bancorp:

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OFG Bancorp and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of OFG Bancorp and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 10, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

San Juan, Puerto Rico

March 10, 2017

Stamp No. E256119 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2016 AND 2015

	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$504,833	$532,010
Money market investments	5,606	4,699
Total cash and cash equivalents	510,439	536,709
Restricted cash	3,030	3,349
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2015 - $667)	347	288
Investment securities available-for-sale, at fair value, with amortized cost of $749,867 (December 31, 2015 - $955,646)	751,484	974,609
Investment securities held-to-maturity, at amortized cost, with fair value of $592,763 (December 31, 2015 - $614,679)	599,884	620,189
Federal Home Loan Bank (FHLB) stock, at cost	10,793	20,783
Other investments	3	3
Total investments	1,362,511	1,615,872
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	12,499	13,614
Loans held for investment, net of allowance for loan and lease losses of $115,937 (December 31, 2015 - $234,131)	4,135,193	4,420,599
Total loans	4,147,692	4,434,213
Other assets:
FDIC indemnification asset	14,411	22,599
Foreclosed real estate	47,520	58,176
Accrued interest receivable	20,227	20,637
Deferred tax asset, net	124,200	145,901
Premises and equipment, net	70,407	74,590
Customers' liability on acceptances	23,765	14,582
Servicing assets	9,858	7,455
Derivative assets	1,330	3,025
Goodwill	86,069	86,069
Other assets	80,365	75,972
Total assets	$6,501,824	$7,099,149
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,939,764	1,862,572
Savings accounts	1,196,232	1,179,229
Time deposits	1,528,491	1,675,950
Total deposits	4,664,487	4,717,751
Borrowings:
Securities sold under agreements to repurchase	653,756	934,691
Advances from FHLB	105,454	332,476
Subordinated capital notes	36,083	102,633
Other borrowings	61	1,734
Total borrowings	795,354	1,371,534
Other liabilities:
Derivative liabilities	2,437	6,162
Acceptances executed and outstanding	23,765	14,582
Accrued expenses and other liabilities	95,370	92,043
Total liabilities	5,581,413	6,202,072
Commitments and contingencies (See Note 24)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding, (December 31, 2014 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares)
$25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2015 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
43,914,844 shares outstanding (December 31, 2015 - 52,625,869; 43,867,909)	52,626	52,626
Additional paid-in capital	540,948	540,512
Legal surplus	76,293	70,435
Retained earnings	177,808	148,886
Treasury stock, at cost, 8,711,025 shares (December 31, 2015 - 8,757,960 shares)	(104,860)	(105,379)
Accumulated other comprehensive income, net of income taxes of $983 (December 31, 2015 -$544)	1,596	13,997
Total stockholders’ equity	920,411	897,077
Total liabilities and stockholders’ equity	$6,501,824	$7,099,149
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Interest income:
Loans	$321,945	$367,622	$435,553
Mortgage-backed securities	30,522	35,338	44,836
Investment securities and other	4,125	3,608	4,868
Total interest income	356,592	406,568	485,257
Interest expense:
Deposits	29,253	27,034	33,954
Securities sold under agreements to repurchase	18,805	29,567	29,654
Advances from FHLB and other borrowings	6,186	9,072	9,185
Subordinated capital notes	2,921	3,523	3,989
Total interest expense	57,165	69,196	76,782
Net interest income	299,427	337,372	408,475
Provision for loan and lease losses, net	65,076	161,501	60,640
Net interest income after provision for loan and lease losses	234,351	175,871	347,835
Non-interest income:
Banking service revenue	41,647	41,466	40,712
Wealth management revenue	27,433	29,040	29,855
Mortgage banking activities	5,021	6,128	7,381
Total banking and financial service revenues	74,101	76,634	77,948

Other-than-temporary impairment losses on investment securities	-	(4,662)	-
Portion of losses recognized in other comprehensive income (loss), before taxes	-	3,172	-
Net impairment losses recognized in earnings	-	(1,490)	-

FDIC shared-loss expense, net	(13,581)	(42,808)	(65,756)
Reimbursement from FDIC shared-loss coverage in sale of loans and foreclosed real estate	-	20,000	-
Net gain (loss) on:
Sale of securities	12,207	2,572	4,366
Derivatives	(71)	(190)	(608)
Early extinguishment of debt	(12,000)	-	-
Other non-interest income (loss)	6,163	(2,246)	1,373
Total non-interest income, net	66,819	52,472	17,323

Non-interest expense:
Compensation and employee benefits	76,934	79,172	85,283
Professional and service fees	14,935	16,217	15,996
Occupancy and equipment	30,966	34,186	34,710
Insurance	9,109	9,567	8,830
Electronic banking charges	20,707	21,893	19,081
Information technology expenses	7,116	5,648	6,019
Advertising, business promotion, and strategic initiatives	5,485	6,452	7,014
Foreclosure, repossession and other real estate expenses	15,702	37,522	25,125
Loan servicing and clearing expenses	8,068	9,075	7,567
Taxes, other than payroll and income taxes	9,782	9,460	14,409
Communication	2,715	3,086	3,430
Printing, postage, stationary and supplies	2,557	2,575	2,533
Director and investor relations	1,086	1,091	1,106
Other	10,828	12,457	11,622
Total non-interest expense	215,990	248,401	242,725
Income (loss) before income taxes	85,180	(20,058)	122,433
Income tax expense (benefit)	25,994	(17,554)	37,252
Net income (loss)	59,186	(2,504)	85,181
Less: dividends on preferred stock	(13,862)	(13,862)	(13,862)
Income (loss) available to common shareholders	$45,324	$(16,366)	$71,319
Earnings (loss) per common share:
Basic	$1.03	$(0.37)	$1.58
Diluted	$1.03	$(0.37)	$1.50
Average common shares outstanding and equivalents	51,088	51,455	52,326
Cash dividends per share of common stock	$0.24	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31,
	2016	2015	2014
	(In thousands)

Net income (loss)	$59,186	$(2,504)	$85,181
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(5,023)	(8,814)	19,843
Realized gain on investment securities included in net income (loss)	(12,207)	(2,572)	(4,366)
Other-than-temporary impairment on investment securities included in net income (loss)	-	1,490	-
Unrealized gain on cash flow hedges	3,303	4,278	2,322
Other comprehensive (loss) income before taxes	(13,927)	(5,618)	17,799
Income tax effect	1,526	(96)	(1,279)
Other comprehensive (loss) income after taxes	(12,401)	(5,714)	16,520
Comprehensive income (loss)	$46,785	$(8,218)	$101,701

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Preferred stock:
Balance at beginning of year	$176,000	$176,000	$176,000
Balance at end of year	176,000	176,000	176,000
Common stock:
Balance at beginning of year	52,626	52,626	52,707
Exercised stock options	-	-	55
Reclassification to treasury stock	-	-	(136)
Balance at end of year	52,626	52,626	52,626
Additional paid-in capital:
Balance at beginning of year	540,512	539,311	538,071
Stock-based compensation expense	1,270	1,637	1,036
Exercised stock options	-	-	591
Lapsed restricted stock units	(834)	(436)	(387)
Balance at end of year	540,948	540,512	539,311
Legal surplus:
Balance at beginning of year	70,435	70,467	61,957
Transfer from (to) retained earnings	5,858	(32)	8,510
Balance at end of year	76,293	70,435	70,467
Retained earnings:
Balance at beginning of year	148,886	181,152	133,629
Net income (loss)	59,186	(2,504)	85,181
Cash dividends declared on common stock	(10,544)	(15,932)	(15,286)
Cash dividends declared on preferred stock	(13,862)	(13,862)	(13,862)
Transfer to (from) legal surplus	(5,858)	32	(8,510)
Balance at end of year	177,808	148,886	181,152
Treasury stock:
Balance at beginning of year	(105,379)	(97,070)	(80,642)
Stock repurchased	-	(8,950)	(16,948)
Lapsed restricted stock units	519	641	384
Reclassification from common stock	-	-	136
Balance at end of year	(104,860)	(105,379)	(97,070)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	13,997	19,711	3,191
Other comprehensive (loss) income, net of tax	(12,401)	(5,714)	16,520
Balance at end of year	1,596	13,997	19,711
Total stockholders’ equity	$920,411	$897,077	$942,197

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

  CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$59,186	$(2,504)	$85,181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	3,509	3,396	2,883
Amortization of fair value premiums, net of discounts, on acquired loans	39	3,106	12,310
Amortization of investment securities premiums, net of accretion of discounts	8,540	12,109	3,124
Amortization of core deposit and customer relationship intangibles	1,677	1,906	2,169
Amortization of fair value premiums on acquired deposits	340	660	4,772
FDIC shared-loss expense, net	13,581	42,808	65,756
Other-than-temporary impairment on securities	-	1,490	-
Other	-	-	62
Depreciation and amortization of premises and equipment	9,420	11,100	10,199
Deferred income tax expense (benefit), net	23,226	(37,329)	24,155
Provision for loan and lease losses, net	65,076	161,501	60,640
Stock-based compensation	1,270	1,637	1,036
(Gain) loss on:
Sale of securities	(12,207)	(2,572)	(4,366)
Sale of mortgage loans held-for-sale	(1,570)	(3,135)	(5,123)
Derivatives	181	(81)	752
Early extinguishment of debt	12,000	-	-
Foreclosed real estate	11,934	33,998	9,195
Sale of other repossessed assets	(1,623)	4,828	6,770
Sale of premises and equipment	12	192	(11)
Originations of loans held-for-sale	(179,430)	(211,352)	(176,199)
Proceeds from sale of mortgage loans held-for-sale	69,862	102,383	96,804
Net (increase) decrease in:
Trading securities	(59)	1,306	275
Accrued interest receivable	410	708	(2,611)
Servicing assets	(2,403)	610	(191)
Other assets	(7,941)	(14,849)	11,738
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(862)	(250)	(1,292)
Accrued expenses and other liabilities	4,344	(14,584)	(33,028)
Net cash provided by operating activities	78,512	97,082	175,000
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(119,544)	(1,939)	(219,853)
Investment securities held-to-maturity	(86,478)	(499,317)	(166,562)
FHLB stock	(20,421)	-	(86,175)
Maturities and redemptions of:
Investment securities available-for-sale	145,512	238,003	490,048
Investment securities held-to-maturity	101,965	39,310	3,612
FHLB stock	30,411	386	89,456
Proceeds from sales of:
Investment securities available-for-sale	300,483	103,831	214,518
Foreclosed real estate and other repossessed assets, including write-offs	46,358	74,940	54,639
Proceeds from sale of loans held-for-investment	1,149	42,110	9,378
Proceeds from sale of loans held-for-sale	123,137	-	-
Premises and equipment	48	-	25
Mortgage servicing rights	-	5,927	-
Origination and purchase of loans, excluding loans held-for-sale	(768,353)	(802,572)	(739,017)
Principal repayment of loans, including covered loans	817,199	861,891	751,215
Reimbursements from the FDIC on shared-loss agreements, net of repayments	1,573	90,697	32,692
Additions to premises and equipment	(5,297)	(5,283)	(7,909)
Net change in securities purchased under agreements to resell	-	-	60,000
Net change in restricted cash	319	5,058	73,792
Net cash provided by investing activities	568,061	153,042	559,859

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015 – (CONTINUED)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(61,078)	(198,052)	(450,976)
Securities sold under agreements to repurchase	(292,264)	(45,315)	(287,184)
FHLB advances, federal funds purchased, and other borrowings	(228,633)	(4,155)	(1,469)
Subordinated capital notes	(66,550)	1,049	1,574
Exercise of stock options and restricted units lapsed, net	(315)	204	643
Purchase of treasury stock	-	(8,950)	(16,948)
Dividends paid on preferred stock	(13,862)	(13,862)	(13,862)
Dividends paid on common stock	(10,141)	(17,761)	(14,479)
Net cash used in financing activities	$(672,843)	$(286,842)	$(782,701)
Net change in cash and cash equivalents	(26,270)	(36,718)	(47,842)
Cash and cash equivalents at beginning of year	536,709	573,427	621,269
Cash and cash equivalents at end of year	$510,439	$536,709	$573,427
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$56,302	$67,766	$81,506
Income taxes paid	$10,051	$13,966	$7,114
Mortgage loans securitized into mortgage-backed securities	$112,071	$116,319	$95,909
Transfer from loans to foreclosed real estate and other repossessed assets	$45,538	$67,345	$85,459
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$123,137	$3,445	$5,202
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$182	$156	$25,801

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

Nature of Operations

The Company is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. The Company operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). The Company also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, the Company provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of the Company and its subsidiaries are located in San Juan, Puerto Rico, except for OPC, which is located in Boca Raton, Florida.  The Company is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation ( “FDIC”).  The Bank offers banking services such as commercial and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages.  Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico.

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

The Company’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. During 2016, the Company began servicing most of its mortgage loan portfolio.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of generally accepted accounting principles in the United States ("GAAP").

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, the valuation of securities and derivative instruments, revisions to expected cash flows in acquired loans, accounting for the indemnification asset, the valuation of the true up payment obligation, the determination of income taxes, other-than-temporary impairment of securities, and goodwill valuation and impairment assessment.

Cash Equivalents

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition.

Earnings (Loss) per Common Share

Basic earnings (loss) per share is calculated by dividing income (loss) available to common shareholders (net income (loss) reduced (increased) by dividends on preferred stock) by the weighted average of outstanding common shares. Diluted earnings (loss) per share is similar to the computation of basic earnings (loss) per share except that the weighted average of common shares is increased to include the number of additional common shares that would have been outstanding if the potentially dilutive common shares underlying stock options and restricted units had been issued, assuming that proceeds from exercise are used to repurchase shares in the market (treasury stock method). Any stock splits and dividends are retroactively recognized in all periods presented in the consolidated financial statements.

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

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which the Company has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes to meet liquidity needs or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income (loss).

The Company classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Financial Instruments

Certain financial instruments, including derivatives, trading securities and investment securities available-for-sale, are recorded at fair value and unrealized gains and losses are recorded in other comprehensive income (loss) or as part of non-interest income, as appropriate. Fair values are based on listed market prices, if available. If listed market prices are not available, fair value is determined based on other relevant factors, including price quotations for similar instruments. The fair values of certain derivative contracts are derived from pricing models that consider current market and contractual prices for the underlying financial instruments as the well as time value and yield curve or volatility factors underlying the positions.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Investment Securities

The Company conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. The Company separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with a credit loss is recognized in income, while the remaining noncredit-related component is recognized in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing it to the present value of cash flows expected to be collected from the security discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

As part of this hedging strategy, the Company formally documents all relationships between hedging instruments and hedged items, as the well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. The Company also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income (loss) to the extent there is no significant ineffectiveness.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. The Company measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, (ii) that are troubled-debt restructurings (“TDR’s”), or (iii) when deemed necessary by management. The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

The Company uses a rating system to apply an overall allowance percentage to each originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over a determined look back period for each segment. The actual loss factor is adjusted by the appropriate loss emergence period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value.  An additional impact from the historical loss experience is applied based on levels of delinquency, loan classification, FICO score and/or origination date, depending on the portfolio.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Effective February 6, 2017, the Company and the FDIC agreed to terminate the loss and recovery sharing agreements in connection with a portfolio of loans acquired in an FDIC assisted transaction. As of December 31, 2016, these agreements continued in effect, and therefore, their terms and conditions are considered in the accounting of these loans referred to herein as “covered loans.”  Because of the loss protection provided by the FDIC under these agreements, the risk of these covered loans are significantly different from other loans. Covered loans are accounted for under ASC 310-30. To the extent credit deterioration occurs after the date of acquisition, the Company increases both the allowance for loan and lease losses and the FDIC shared-loss indemnification asset for the expected reimbursement from the FDIC under the shared-loss agreement. As of December 31, 2016 and 2015, covered loans are no longer a material amount. Therefore, the Company changed its current and prior year disclosures to group together covered loans with other acquired loans.

Allowance for Loan and Lease Losses

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

As part of the Company’s continuous enhancement to the allowance for loan and lease losses methodology, during the year 2016 the following assumptions were reviewed:

-          An assessment of the look-back period and historical loss factor was performed for all portfolio segments. The analysis was based on the trends observed and their relation with the economic cycle as of the period of the analysis. As a result of the assessment, the commercial portfolio look-back period was maintained at 36 months. Also, for the auto, leasing and consumer portfolios, a look-back period of 24 months was maintained. For the residential mortgages portfolio a 12-month look-back period was maintained as management concluded that, given the charge off evolution, a shorter period of losses is more representative of the recent trends and more accurate in predicting future losses.

-          During the third quarter of 2016, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of their impact to our portfolio, taking into consideration the current evolution of the portfolios and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others.

-           During the third quarter of 2016 the loss realization period was revised to 2.10 years from 1.60 in 2015 for commercial real estate portfolio, other portfolios remained at one year.

This change in the allowance for loan and lease losses’ loss realization period for the commercial real estate portfolio is considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments are made prospectively.

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

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on mortgage loans is impacted by the adjusted historical loss factors on the sub-segments and the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages and then by delinquency buckets.

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate) and by collateral type (secured by real estate and other commercial and industrial assets). The loss factor used for the GVA of these loans is established considering the Bank's past 36 month historical loss experience of each segment adjusted for the loss realization period and the consideration of environmental factors. The sum of the adjusted loss experience and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each segment.

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

Loan loss ratios and credit risk categories, for commercial loans, are updated at least quarterly and are applied in the context of GAAP. Management uses current available information in estimating possible loan and lease losses, factors beyond the Company’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

The FDIC indemnification asset is reduced as  shared-loss payments are received from the FDIC. Realized credit losses in excess of acquisition-date estimates result in an increase in the FDIC indemnification asset. Conversely, if realized credit losses are less than acquisition-date estimates, the FDIC indemnification asset is amortized through the term of the shared-loss agreements. Depending on the timing of claims and covered asset resolution, the Company could also have owed payments to the FDIC for the recovery of prior claims. The liability for these payments is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC.

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

Goodwill and Intangible Assets

The Company’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The Company has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if the Company chooses to bypass the qualitative assessment, the Company compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. The Company performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. The Company performed its annual impairment review of goodwill during the fourth quarter of 2016 and 2015 using October 31, 2016 and 2015 as the annual evaluation dates and concluded that there was no impairment at December 31, 2016 and 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Foreclosed Real Estate covered by the FDIC

Covered foreclosed real estate is initially recorded at its estimated fair value on the acquisition date, based on appraisal value less estimated selling costs. Any subsequent write-downs due to declines in fair value and costs and expenses associated with holding these properties in portfolio are charged as incurred to non-interest expense with a partially offsetting non-interest income for the loss reimbursement under the FDIC shared-loss agreement. Any recoveries of previous write-downs are credited to non-interest expense with a corresponding charge to non-interest income for the portion of the recovery that is due to the FDIC. At December 31, 2016 and 2015 foreclosed real estate covered by the FDIC amounted to $1.9 million at each period.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Impairment of Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2016 and 2015, there was no indication of impairment as a result of such review.

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

The Company is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2012 to 2016, until the applicable statute of limitations expires.  Tax audits by their nature are often complex and can require several years to complete.

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

Subsequent Events

The Company has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form

10-K for the year ended December 31, 2016, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

New Accounting Updates Not Yet Adopted

Simplifying the Test for Goodwill Impairment. In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently assessing the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which amends Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 will change the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Early application is permitted for fiscal years, and interim periods, beginning after December 15, 2018. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016. Early application is permitted, but we have not yet adopted ASU No. 2016-09. We are currently assessing the impact the adoption of ASU No. 2016-09 will have on our consolidated financial statements and related disclosures. The adoption of ASU No. 2016-09 on January 1, 2017 will change how we recognize tax benefits from stock-based compensation plans in our consolidated financial statements.

Leases. In February 2016, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU No. 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Early application is permitted, but we have not yet adopted ASU No. 2016-02. We are currently assessing the impact the adoption of ASU 2016-02 will have on our consolidated financial statements and related disclosures.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. We currently anticipate adopting ASU 2014-09, as amended by ASU No. 2015-14, using the modified retrospective method and do not believe the adoption will have a material impact on the timing of our revenue recognition as it is not applicable to our finance charges and premiums earned sources of revenue. We are currently evaluating the effect that ASU 2014-09, as amended by ASU No. 2015-14, will have on our other income source of revenue.

New Accounting Updates Adopted During the Current Year

Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. In April 2015, the FASB issued ASU No. 2015-05 which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance will not change the customer's accounting for service contracts. ASU No. 2015-05 is effective for fiscal years, and interim periods, beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2015-05 on January 1, 2016 did not have a material impact on our consolidated financial statements and related disclosures.

Simplifying the Presentation of Debt Issuance Costs. In April 2015, the FASB issued ASU No. 2015-03, which amends Topic 835 (Interest) and requires the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. In August 2015, the FASB issued ASU No. 2015-15, which amends Subtopic 835-30 (Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements) and states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU Nos. 2015-03 and 2015-15 are effective for fiscal years, and interim periods, beginning after December 15, 2015, with early adoption permitted. The adoption of ASU No. 2015-03, as amended by ASU No. 2015-15, on January 1, 2016 did not have a material impact on our consolidated financial statements and related disclosures.

Amendments to the Consolidation Analysis. In February 2015, the FASB issued ASU No. 2015-02, which amends Topic 810 (Consolidation) and requires an entity to evaluate whether it should consolidate certain legal entities. ASU No. 2015-02 is effective for fiscal years, and interim periods, beginning after December 15, 2015 with early adoption permitted. The adoption of ASU No. 2015-02 on January 1, 2016 did not have a material impact on our consolidated financial statements and related disclosures.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	December 31,
	2016	2015
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,369
	$3,030	$3,349

At December 31, 2016 and 2015, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, each held unencumbered certificates of deposit in the amount of $300 thousand as the legal reserve required for international banking entities under Puerto Rico law. Each certificate of deposit cannot be withdrawn by OIB or Oriental Overseas without prior written approval of the OCFI.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At December 31, 2016 and 2015, the Company had delivered $2.0 million, at both periods, of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At December 31, 2016 and 2015, the Company delivered as collateral cash amounting to $1.1 million and $1.4 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2016 was $161.0 million (December 31, 2015 - $148.3 million). At December 31, 2016 and 2015, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2016 and 2015, money market instruments included as part of cash and cash equivalents amounted to $5.6 million and $4.7 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at December 31, 2016 and 2015 were as follows:

	December 31, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$422,168	$6,354	$3,036	$425,486	2.59%
GNMA certificates	163,614	2,241	620	165,235	2.95%
CMOs issued by US government-sponsored agencies	103,990	64	2,223	101,831	1.88%
Total mortgage-backed securities	689,772	8,659	5,879	692,552	2.57%
Investment securities
US Treasury securities	49,672	-	618	49,054	1.73%
Obligations of US government-sponsored agencies	3,903	-	19	3,884	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	607	4,073	5.55%
Other debt securities	1,840	81	-	1,921	3.00%
Total investment securities	60,095	81	1,244	58,932	2.04%
Total securities available for sale	$749,867	$8,740	$7,123	$751,484	2.53%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$599,884	$145	$7,266	$592,763	2.15%
Total	$1,349,751	$8,885	$14,389	$1,344,247	2.36%

	December 31, 2015
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$735,363	$25,791	$1,509	$759,645	2.97%
GNMA certificates	57,129	1,366	-	58,495	3.19%
CMOs issued by US government-sponsored agencies	137,787	27	2,741	135,073	1.85%
Total mortgage-backed securities	930,279	27,184	4,250	953,213	2.82%
Investment securities
Obligations of US government-sponsored agencies	5,122	-	29	5,093	1.36%
Obligations of Puerto Rico government and political subdivisions	17,801	-	4,070	13,731	6.24%
Other debt securities	2,444	128	-	2,572	2.98%
Total investment securities	25,367	128	4,099	21,396	4.94%
Total securities available-for-sale	$955,646	$27,312	$8,349	$974,609	2.87%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$595,157	$426	$5,865	$589,718	2.24%
Investment securities
US Treasury securities	25,032	-	71	24,961	0.49%
Total securities held to maturity	620,189	426	5,936	614,679	2.17%
Total	$1,575,835	$27,738	$14,285	$1,589,288	2.60%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at December 31, 2016, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2016
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$10,157	$10,237	$-	$-
Total due from 1 to 5 years	10,157	$10,237	-	-
Due after 5 to 10 years
CMOs issued by US Government-sponsored agencies	$8,637	$8,420	$-	$-
FNMA and FHLMC certificates	25,407	25,740	-	-
Total due after 5 to 10 years	34,044	34,160	-	-
Due after 10 years
FNMA and FHLMC certificates	$386,604	$389,509	$599,884	$592,763
GNMA certificates	163,614	165,235	-	-
CMOs issued by US Government-sponsored agencies	95,353	93,411	-	-
Total due after 10 years	645,571	648,155	599,884	592,763
Total mortgage-backed securities	689,772	692,552	599,884	592,763
Investment securities
Due less than one year
US Treasury securities	$500	$500	$-	$-
Total due in less than one year	500	500	-	-
Due from 1 to 5 years
US Treasury securities	$34,464	$34,122	$-	$-
Obligations of Puerto Rico government and public instrumentalities	4,680	4,073	-	-
Total due from 1 to 5 years	39,144	38,195	-	-
Due from 5 to 10 years
US Treasury securities	$14,708	$14,432	$-	$-
Obligations of US Government and sponsored agencies	3,903	3,884	-	-
Other debt securities	1,840	1,921	-	-
Total due after 10 years	20,451	20,237	-	-
Total investment securities	60,095	58,932	-	-
Total securities available-for-sale	$749,867	$751,484	$599,884	$592,763

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the year ended December 31, 2016, the Company retained securitized GNMA pools totaling $112.2 million amortized cost, at a yield of 2.89% from its own originations. Previously, until June 2015, the Company was selling all securitized GNMA pools. During the years ended 2015 and 2014, the Company sold $63.5 million and $99.4 million, respectively, of available-for-sale GNMA certificates as part of its recurring mortgage loan origination and securitization activities. These sales did not result in any gains or losses during such periods.

During the year ended December 31, 2016, the Company sold $277.2 million of mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and  recorded a net gain on sale of securities of $12.2 million. Among the 2016 sales, the Company sold all but one of the Puerto Rico government bonds it held. The Company had other-than-temporary impairment charges on such securities sold totaling $1.5 million recorded during the second half of 2015. During the year ended December 31, 2015, the Company sold $101.3 million of mortgage-backed securities, and recorded a net gain on sale of securities of $2.6 million. During the year ended December 31, 2014, the Company sold $210.2 million of mortgage-backed securities, and recorded a net gain on sale of securities of $4.4 million. The table below presents the gross realized gains and gross realized losses by category for such periods:

	Year Ended December 31, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$293,505	$277,181	$16,324	$-
Investment securities
Obligations of PR government and public instrumentalities	6,978	11,095	-	4,117
Total	$300,483	$288,276	$16,324	$4,117

	Year Ended December 31, 2015
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$40,307	$37,736	$2,571	$-
GNMA certificates	63,524	63,523	1	-
Total mortgage-backed securities	$103,831	$101,259	$2,572	$-

	Year Ended December 31, 2014
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$115,158	$110,792	$4,366	$-
GNMA certificates	99,360	99,360	-	-
Total mortgage-backed securities	$214,518	$210,152	$4,366	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	December 31, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$33,883	$793	$33,090
Obligations of Puerto Rico government and public instrumentalities	4,680	607	4,073
	$38,563	$1,400	$37,163

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$67,777	$1,430	$66,347
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treausury Securities	49,172	618	48,554

Securities held-to-maturity
FNMA and FHLMC Certificates	525,258	7,266	517,992
	$860,337	$12,989	$847,348

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$101,660	$2,223	$99,437
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of Puerto Rico Government and political subdivisions	4,680	607	4,073
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treausury Securities	49,172	618	48,554
	373,642	7,123	366,519
Securities held-to-maturity
FNMA and FHLMC certificates	525,258	7,266	517,992
	$898,900	$14,389	$884,511

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico Government and public instrumentalities	$17,801	$4,070	$13,731
CMOs issued by US government-sponsored agencies	103,340	2,410	100,930
	$121,141	$6,480	$114,661

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	25,736	331	25,405
FNMA and FHLMC certificates	149,480	1,509	147,971
Obligations of US government and sponsored agencies	5,122	29	5,093
	$180,338	$1,869	$178,469

Securities held to maturity
FNMA and FHLMC certificates	468,487	5,865	462,622
US Treausury Securities	25,032	71	24,961
	$493,519	$5,936	$487,583
	$673,857	$7,805	$666,052

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	129,076	2,741	126,335
FNMA and FHLMC certificates	149,480	1,509	147,971
Obligations of Puerto Rico Government and public instrumentalities	17,801	4,070	13,731
Obligations of US government and sponsored agencies	5,122	29	5,093
	$301,479	$8,349	$293,130

Securities available-for-sale
FNMA and FHLMC certificates	468,487	5,865	462,622
US Treasury Securities	25,032	71	24,961
	$493,519	$5,936	$487,583
	$794,998	$14,285	$780,713

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

Most of the investments ($894.2 million, amortized cost, or 99.5%) with an unrealized loss position at December 31, 2016 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investment ($4.7 million, amortized cost, or 0.5%) with an unrealized loss position at December 31, 2016 consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The decline in the market value of this security is mainly attributed to the significant economic and fiscal challenges that Puerto Rico is facing, which is expected to result on a significant restructuring of the government under the supervision of a federally created Fiscal Oversight Board. All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond had an aggregate fair value of $4.1 million at December 31, 2016 (87% of the bond's amortized cost). The discounted cash flow analysis for the investment showed a cumulative default probability at maturity of 7.7%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of December 31, 2016. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. On July 1, 2016, the Company received a scheduled principal payment of $2.0 million. The next payment is due on July 1, 2017. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the year ended December 31, 2016.

As of December 31, 2016, the Company performed a cash flow analysis of its Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of this investment was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investment, and included the following components:

•         The contractual future cash flows of the bond are projected based on the key terms as set forth in the official statements for the investment. Such key terms include among others the interest rate, amortization schedule, if any, and maturity date.

•         The risk-adjusted cash flows are calculated based on a monthly default probability and recovery rate assumptions based on the credit rating of the investment. Constant monthly default rates are assumed throughout the life of the bond which is based on the respective security’s credit rating as of the date of the analysis.

•         The adjusted future cash flows are then discounted at the original effective yield of the investment based on the purchase price and expected risk-adjusted future cash flows as of the purchase date of the investment.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the years ended December 31, 2016, 2015 and 2014 on available-for-sale securities:

	Year Ended December 31,
	2016	2015	2014

Balance at beginning of year	$1,490	$-	$-
Reductions for securities sold during the period (realized)	(1,490)	-	-
Additions from credit losses recognized on available-for-sale securities that had no previous impairment losses	-	1,490	-
Balance at end of year	$-	$1,490	$-

NOTE 4 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2016 and 2015. Investment securities available for sale are presented at fair value, and investment securities held-to-maturity, residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2016	2015
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$700,498	$1,021,370
Derivatives	2,397	8,100
Puerto Rico Cash & Money Market Fund	-	81,576
Bond for the Bank's trust operations	348	379
Total pledged investment securities	703,243	1,111,425
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	1,028,234	1,095,810
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	381,990	253,263
Federal Reserve Bank Credit Facility	1,303	12,877
Puerto Rico public fund deposits	209,236	410,932
	592,529	677,072
Total pledged assets	$2,324,006	$2,884,307
Financial assets not pledged:
Investment securities	$648,125	$483,373
Residential mortgage loans	348,030	379,065
Commercial loans	1,064,923	1,287,036
Consumer loans	329,050	295,492
Auto loans and leases	895,097	929,666
Total assets not pledged	$3,285,225	$3,374,632

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The FDIC loss-share coverage related to commercial and other-non single family acquired Eurobank loans expired on June 30, 2015. Notwithstanding the expiration of loss share coverage of commercial loans, on July 2, 2015, the Company entered into an agreement with the FDIC pursuant to which the FDIC concurred with a potential sale of a pool of loss-share assets covered under the commercial loss-sharing agreement and paid $20 million in loss share coverage with respect to the aggregate loss resulting from the portfolio sale. Covered loans are no longer a material amount. Therefore, the Company changed its loan disclosures during 2015. Loans held for sale are presented separately.

At December 31, 2016, the remaining covered loans amounting to $61.1 million, net carrying amount ($73.0 million gross amount), are included as part of acquired Eurobank loans under the name "loans secured by 1-4 family residential properties". At December 31, 2015, covered loans amounted to $67.2 million, net carrying amount ($92.3 million gross amount). Interest income recognized for covered loans during the year ended December 31, 2016 and 2015 was $8.6 million and $33.7 million, respectively. The decrease in interest income recognized for covered loans is mainly due to the expiration of the FDIC loss-share coverage related to commercial and other-non single family residential loans on June 30, 2015. Effective February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements.

Effective June 30, 2016, pursuant to supervisory direction, the Company revised the purchase credit impaired policy for all loans accounted for under ASC 310-30 (Loans and Debt Securities Acquired with Deteriorated Credit Quality). Under the revised policy, the Company writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the acquired pools. The revised policy was implemented prospectively due to the immaterial impact of retrospective adoption. Prior to June 30, 2016, the pool’s carrying value and allowance was determined by discounting expected cash flows at the pool’s effective yield. The allowance for loan and lease losses was maintained until all of the loans in the pool were paid off or charged-off.  The transition to this revised policy during 2016 resulted in the de-recognition of $10.0 million and $74.4 million in the recorded investment balance and associated allowance for loans that had exited the pools, for acquired BBVAPR loans and acquired Eurobank loans, respectively, with no impact to the provision for loan and lease losses. Refer to Note 6 Allowances for Loan and Lease Losses.

On October 7, 2016, the Company sold its outstanding $200.0 million participation in the Puerto Rico Electric Power Authority ("PREPA") line of credit for $123.5 million, slightly lower than the adjusted book balance, net of reserves. As a result of this transaction, the Company recognized a $56.2 million charge-off and $2.9 million provision for loan and lease losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  The composition of the Company’s loan portfolio at December 31, 2016 and 2015 was as follows:.

	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$721,494	$757,828
Commercial	1,277,866	1,441,649
Consumer	290,515	242,950
Auto and leasing	756,395	669,163
	3,046,270	3,111,590
Allowance for loan and lease losses on originated and other loans and leases	(59,300)	(112,626)
	2,986,970	2,998,964
Deferred loan costs, net	5,766	4,203
Total originated and other loans loans held for investment, net	2,992,736	3,003,167

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,562	7,457
Consumer	32,862	38,385
Auto	53,026	106,911
	91,450	152,753
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20 (b)	(4,300)	(5,542)
	87,150	147,211

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	569,253	608,294
Commercial	222,856	287,311
Construction	69,708	88,180
Consumer	4,301	11,843
Auto	85,676	153,592
	951,794	1,149,220
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(31,056)	(25,785)
	920,738	1,123,435
Total acquired BBVAPR loans, net	1,007,888	1,270,646
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	73,018	92,273
Commercial and construction	81,460	142,377
Consumer	1,372	2,314
Total acquired Eurobank loans	155,850	236,964
Allowance for loan and lease losses on Eurobank loans	(21,281)	(90,178)
Total acquired Eurobank loans, net	134,569	146,786
Total acquired loans, net	1,142,457	1,417,432
Total held for investment, net	4,135,193	4,420,599
Mortgage loans held-for-sale	12,499	13,614
Total loans, net	$4,147,692	$4,434,213

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment as of December 31, 2016 and 2015 by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	December 31, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$196	$2,176	$3,371	$5,743	$-	$44,542	$50,285	$158
Years 2003 and 2004	156	3,872	7,272	11,300	181	79,226	90,707	-
Year 2005	-	1,952	4,306	6,258	180	43,571	50,009	-
Year 2006	506	2,905	6,261	9,672	94	59,534	69,300	-
Years 2007, 2008 and 2009	409	1,439	11,732	13,580	111	63,038	76,729	398
Years 2010, 2011, 2012, 2013	349	1,772	10,417	12,538	126	127,196	139,860	583
Years 2014, 2015 and 2016	47	123	1,357	1,527	-	106,672	108,199	-
	1,663	14,239	44,716	60,618	692	523,779	585,089	1,139
Non-traditional	-	498	4,730	5,228	-	17,631	22,859	-
Loss mitigation program	8,911	7,205	16,541	32,657	3,599	67,272	103,528	1,724
	10,574	21,942	65,987	98,503	4,291	608,682	711,476	2,863
Home equity secured personal loans	-	-	-	-	-	337	337	-
GNMA's buy-back option program	-	-	9,681	9,681	-	-	9,681	-
	10,574	21,942	75,668	108,184	4,291	609,019	721,494	2,863
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	242,770	242,770	-
Institutional	-	-	254	254	-	26,546	26,800	-
Middle market	-	60	3,319	3,379	1,304	230,298	234,981	-
Retail	154	350	6,594	7,098	4,638	237,992	249,728	-
Floor plan	-	-	-	-	-	2,989	2,989	-
Real estate	-	-	-	-	-	16,395	16,395	-
	154	410	10,167	10,731	5,942	756,990	773,663	-
Other commercial and industrial:
Corporate	-	-	-	-	-	136,438	136,438	-
Institutional	-	-	-	-	-	180,285	180,285	-
Middle market	-	-	-	-	1,278	80,355	81,633	-
Retail	930	100	969	1,999	294	71,412	73,705	-
Floor plan	8	-	61	69	-	32,073	32,142	-
	938	100	1,030	2,068	1,572	500,563	504,203	-
	1,092	510	11,197	12,799	7,514	1,257,553	1,277,866	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$527	$283	$525	$1,335	$-	$25,023	$26,358	$-
Overdrafts	16	12	5	33	-	174	207	-
Personal lines of credit	41	4	32	77	-	2,327	2,404	-
Personal loans	2,474	1,489	1,081	5,044	259	240,969	246,272	-
Cash collateral personal loans	240	20	4	264	-	15,010	15,274	-
	3,298	1,808	1,647	6,753	259	283,503	290,515	-
Auto and leasing	42,714	19,014	8,173	69,901	181	686,313	756,395	-
Total	$57,678	$43,274	$96,685	$197,637	$12,245	$2,836,388	$3,046,270	$2,863

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2015
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$449	$182	$369	$1,000	$-	$21,766	$22,766	$-
Overdrafts	24	-	-	24	-	166	190	-
Personal lines of credit	74	-	45	119	19	2,106	2,244	-
Personal loans	2,078	1,179	627	3,884	414	196,858	201,156	-
Cash collateral personal loans	125	17	2	144	-	16,450	16,594	-
	2,750	1,378	1,043	5,171	433	237,346	242,950	-
Auto and leasing	53,566	16,898	8,293	78,757	49	590,357	669,163	-
Total	$70,660	$44,483	$100,854	$215,997	$201,991	$2,693,602	$3,111,590	$3,825

During 2015, the Company changed its early delinquency reporting on mortgage loans from one scheduled payment due to two scheduled payments due to be comparable with local peers, except for troubled-debt restructured loans which continue using one scheduled payment due for delinquency reporting. During 2016, the Company changed its early delinquency reporting on consumer and auto loans from one scheduled payment due to two scheduled payments to report consistently its retail portfolio. The change resulted in a $19  thousand and $5.9 million reduction in early and total delinquency for consumer and auto loans, respectively.

At December 31, 2016 and 2015, the Company had carrying balance of $136.6 million and $334.6 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government were current at December 31, 2016 and 2015.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of December 31, 2016 and 2015, by class of loans:

	December 31, 2016
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$33	$-	$110	$143	$-	$-	$143	$-
Floor plan	-	-	219	219	929	1,242	2,390	-
	33	-	329	362	929	1,242	2,533	-
Other commercial and industrial
Retail	97	34	121	252	-	2,775	3,027	-
Floor plan	-	-	2	2	-	-	2	-
	97	34	123	254	-	2,775	3,029	-
	130	34	452	616	929	4,017	5,562	-
Consumer
Credit cards	736	369	708	1,813	-	28,280	30,093	-
Personal loans	48	14	120	182	-	2,587	2,769	-
	784	383	828	1,995	-	30,867	32,862	-
Auto	3,652	1,355	517	5,524	15	47,487	53,026	-
Total	$4,566	$1,772	$1,797	$8,135	$944	$82,371	$91,450	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2016 and 2015 is as follows:

	December 31,
	2016	2015
	(In thousands)
Contractual required payments receivable:	$1,669,602	$1,945,098
Less: Non-accretable discount	363,107	434,190
Cash expected to be collected	1,306,495	1,510,908
Less: Accretable yield	354,701	361,688
Carrying amount, gross	951,794	1,149,220
Less: allowance for loan and lease losses	31,056	25,785
Carrying amount, net	$920,738	$1,123,435

At December 31, 2016 and 2015, the Company had $66.2 million and $80.9 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$268,794	$45,411	$19,615	$21,578	$6,290	$361,688
Accretion	(32,834)	(20,443)	(5,811)	(13,567)	(2,982)	(75,637)
Change in expected cash flows	(1)	13,949	310	1,251	(242)	15,267
Transfer (to) from non-accretable discount	56,156	(1,800)	(865)	(724)	616	53,383
Balance at end of year	$292,115	$37,117	$13,249	$8,538	$3,682	$354,701

Non-Accretable Discount Activity:
Balance at beginning of year	$374,772	$11,781	$6,764	$22,039	$18,834	$434,190
Change in actual and expected losses	(13,001)	(3,916)	(329)	(356)	(98)	(17,700)
Transfer from (to) accretable yield	(56,156)	1,800	865	724	(616)	(53,383)
Balance at end of year	$305,615	$9,665	$7,300	$22,407	$18,120	$363,107

	Year Ended December 31, 2015
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946
Accretion	(34,842)	(39,268)	(10,161)	(23,463)	(4,379)	(112,113)
Change in actual and expected losses	-	6,130	2,402	-	(1)	8,531
Transfer (to) from non-accretable discount	5,272	17,353	1,545	(8,957)	4,111	19,324
Balance at end of year	$268,794	$45,411	$19,615	$21,578	$6,290	$361,688

Non-Accretable Discount Activity:
Balance at beginning of year	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627
Change in actual and expected losses	(9,795)	6,065	4,823	(3,133)	(1,073)	(3,113)
Transfer from (to) accretable yield	(5,272)	(17,353)	(1,545)	8,957	(4,111)	(19,324)
Balance at end of year	$374,772	$11,781	$6,764	$22,039	$18,834	$434,190

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
	Mortgage	Commercial	Construction	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$287,841	$96,139	$42,993	$77,845	$12,735	$517,553
Accretion	(37,612)	(49,039)	(21,894)	(39,023)	(5,968)	(153,536)
Transfer (to) from non-accretable discount	48,135	14,096	4,730	15,176	(208)	81,929
Balance at end of year	$298,364	$61,196	$25,829	$53,998	$6,559	$445,946

Non-Accretable Discount Activity:
Balance at beginning of year	$463,166	$42,515	$5,851	$39,645	$28,410	$579,587
Change in actual and expected losses	(25,192)	(5,350)	2,365	(8,254)	(4,600)	(41,031)
Transfer from (to) accretable yield	(48,135)	(14,096)	(4,730)	(15,176)	208	(81,929)
Balance at end of year	$389,839	$23,069	$3,486	$16,215	$24,018	$456,627

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at December 31, 2016 and 2015 is as follows:

	December 31
	2016	2015
	(In thousands)
Contractual required payments receivable:	$232,698	$342,511
Less: Non-accretable discount	12,340	21,156
Cash expected to be collected	220,358	321,355
Less: Accretable yield	64,508	84,391
Carrying amount, gross	155,850	236,964
Less: Allowance for covered loan and lease losses	21,281	90,178
Carrying amount, net	$134,569	$146,786

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$51,954	$26,970	$2,255	$-	$3,212	$84,391
Accretion	(8,942)	(19,593)	(90)	(60)	(1,813)	(30,498)
Change in expected cash flows	2,134	13,722	1	(15)	(1,386)	14,456
Transfer from (to) non-accretable discount	693	(4,624)	28	75	(13)	(3,841)
Balance at end of year	$45,839	$16,475	$2,194	$-	$-	$64,508

Non-Accretable Discount Activity:
Balance at beginning of year	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected losses	(3,735)	(744)	39	75	(8,292)	(12,657)
Transfer from (to) accretable yield	(693)	4,624	(28)	(75)	13	3,841
Balance at end of year	$8,441	$3,880	$11	$-	$8	$12,340

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$47,636	$37,920	$20,753	$2,479	$1,071	$109,859
Accretion	(13,685)	(32,124)	(2,513)	(3,458)	(631)	(52,411)
Change in actual and expected losses	4,631	44,660	(15,048)	(51)	305	34,497
Transfer from (to) non-accretable discount	13,372	(23,486)	(937)	1,030	2,467	(7,554)
Balance at end of year	$51,954	$26,970	$2,255	$-	$3,212	$84,391

Non-Accretable Discount Activity:
Balance at beginning of year	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected losses	(1,107)	(47,950)	(937)	1,030	156	(48,808)
Transfer (to) from accretable yield	(13,372)	23,486	937	(1,030)	(2,467)	7,554
Balance at end of year	$12,869	$-	$-	$-	$8,287	$21,156

	Year Ended December 31, 2014
	Loans Secured by 1-4 Family Residential Properties	Commercial and Other Construction	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$53,250	$95,093	$1,690	$10,238	$2,688	$162,959
Accretion	(15,731)	(57,099)	(4,102)	(9,837)	(2,200)	(88,969)
Transfer from (to) non-accretable discount	10,117	(74)	23,165	2,078	583	35,869
Balance at end of year	$47,636	$37,920	$20,753	$2,479	$1,071	$109,859

Non-Accretable Discount Activity:
Balance at beginning of year	$39,182	$81,092	$-	$-	$9,203	$129,477
Change in actual and expected losses	(1,717)	(56,702)	23,165	2,078	1,978	(31,198)
Transfer (to) from accretable yield	(10,117)	74	(23,165)	(2,078)	(583)	(35,869)
Balance at end of year	$27,348	$24,464	$-	$-	$10,598	$62,410

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,336	$3,786
Years 2003 and 2004	7,668	5,737
Year 2005	4,487	3,627
Year 2006	6,746	8,189
Years 2007, 2008 and 2009	11,526	14,625
Years 2010, 2011, 2012, 2013	10,089	10,588
Years 2014, 2015 and 2016	1,404	663
	45,256	47,215
Non-traditional	4,730	5,092
Loss mitigation program	20,744	20,172
	70,730	72,479
Home equity loans, secured personal loans	-	64
	70,730	72,543
Commercial
Commercial secured by real estate
Middle market	4,682	12,729
Retail	11,561	8,726
	16,243	21,455
Other commercial and industrial
Institutional	-	190,290
Middle market	1,278	1,565
Retail	1,950	1,932
Floor plan	61	39
	3,289	193,826
	19,532	215,281
Consumer
Credit cards	525	369
Personal lines of credit	32	100
Personal loans	1,420	1,146
Cash collateral personal loans	4	16
	1,981	1,631
Auto and leasing	9,052	8,418
Total non-accrual originated loans	$101,295	$297,873

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,	December 31,
	2016	2015
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$143	$228
Floor plan	1,149	467
	1,292	695
Other commercial and industrial
Retail	121	178
Floor plan	2	7
	123	185
	1,415	880
Consumer
Credit cards	708	489
Personal loans	120	46
	828	535
Auto	552	831
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,795	2,246
Total non-accrual loans	$104,090	$300,119

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

At December 31, 2016 and 2015, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $98.1 million and $93.6 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans was $54.3 million and $235.8 million at December 31, 2016 and 2015, respectively. Impaired commercial loans at December 31, 2015 included the PREPA line of credit with an unpaid principal balance of $190.3 million which was sold in 2016. The impaired commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for impaired commercial loans amounted to $1.8 million and $55.9 million at December 31, 2016 and 2015, respectively. The allowance for loan and lease losses for impaired commercial loans at December 31, 2015 included $53.3 million of specific allowance for PREPA. The total investment in impaired mortgage loans was $91.6 million and $90.0 million at December 31, 2016 and 2015, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for impaired mortgage loans amounted to $7.8 million and $9.2 million at December 31, 2016 and 2015, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$13,183	$11,698	$1,626	14%
Residential impaired and troubled-debt restructuring	100,101	91,650	7,761	8%
Impaired loans with no specific allowance:
Commercial	49,038	41,441	N/A	0%
Total investment in impaired loans	$162,322	$144,789	$9,387	6%

	December 31, 2015
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$210,718	$199,366	$55,947	13%
Residential impaired and troubled-debt restructuring	97,424	89,973	9,233	9%
Impaired loans with no specific allowance
Commercial	42,110	35,928	N/A	0%
Total investment in impaired loans	$350,252	$325,267	$65,180	11%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans

Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2016 and 2015 are as follows:

	December 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$944	$929	141	15%
Impaired loans with no specific allowance
Commercial	$240	$221	N/A	0%
Total investment in impaired loans	$1,184	$1,150	$141	12%

	December 31, 2015
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with no specific allowance
Commercial	$486	$474	N/A	0%
Total investment in impaired loans	$486	$474	$-	0%

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at December 31, 2016 and 2015 are as follows:

	December 31, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$595,757	$569,250	$2,682	0%
Commercial	160,254	156,241	19,873	13%
Construction	38,838	39,287	3,579	9%
Auto	92,797	85,676	4,922	6%
Total investment in impaired loan pools	$887,646	$850,454	$31,056	4%

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

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of December 31, 2016 and 2015 are as follows:

	December 31, 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$88,017	$73,018	$11,947	16%
Commercial and construction	81,992	72,140	9,328	13%
Consumer	29	1,372	6	0%
Total investment in impaired loan pools	$170,038	$146,530	$21,281	15%

	December 31, 2015
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$101,444	$92,273	$22,570	24%
Commercial and construction	133,148	142,377	67,365	47%
Consumer	6,713	2,314	243	11%
Total investment in impaired loan pools	$241,305	$236,964	$90,178	38%

The tables above only present information with respect to acquired Eurobank loans and loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loans or loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, excluding loans accounted for under ASC 310-30, for the years ended 2016, 2015, and 2014:

	Year Ended December 31,
	2016		2015		2014
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$452	$118,980	$280	$175,115	$237	$5,899
Residential troubled-debt restructuring	3,190	91,139	3,219	90,736	2,623	90,383
Impaired loans with no specific allowance
Commercial	1,941	40,443	1,350	64,356	9,400	90,748
Total interest income from impaired loans	$5,583	$250,562	$4,849	$330,207	$12,260	$187,030

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$319	$-	$-	$-	$-
Impaired loans with no specific allowance
Commercial	-	608	-	-	-	-
Total interest income from impaired loans	$5,583	$251,489	$4,849	$330,207	$12,260	$187,030

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings during the years ended 2016, 2015 and 2014.

	Year Ended December 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	90	$11,684	6.05%	351	$11,625	4.77%	439
Commercial	20	9,833	5.73%	64	10,151	5.93%	116
Consumer	75	817	13.60%	73	902	11.23%	66

	Year Ended December 31, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	160	$21,053	5.42%	356	$21,182	4.35%	272
Commercial	9	5,664	6.79%	66	13,174	4.57%	56
Consumer	64	611	13.85%	71	898	13.43%	60
Auto	5	130	10.51%	65	131	10.87%	61

	Year Ended December 31, 2014
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	162	$21,188	6.03%	350	$20,958	4.25%	420
Commercial	26	200,446	7.25%	3	200,125	7.25%	10
Consumer	26	212	10.09%	56	240	12.96%	65

The following table presents troubled-debt restructurings for which there was a payment default during the years ended 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	19	$2,241	65	$7,387	15	$1,700
Commercial	2	$157	-	$-	-	$-
Consumer	11	$126	8	$177	5	$37
Auto	-	$-	1	$64	-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	December 31, 2016
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$242,770	$226,768	$16,002	$-	$-	$-
Institutional	26,800	16,067	9,090	-	-	1,643
Middle market	234,981	194,913	9,437	514	-	30,117
Retail	249,728	221,687	7,860	4,318	-	15,863
Floor plan	2,989	2,989	-	-	-	-
Real estate	16,395	16,395	-	-	-	-
	773,663	678,819	42,389	4,832	-	47,623
Other commercial and industrial:
Corporate	136,438	136,438	-	-	-	-
Institutional	180,285	180,185	100	-	-	-
Middle market	81,633	63,556	16,150	149	-	1,778
Retail	73,705	68,529	731	740	-	3,705
Floor plan	32,142	29,267	2,814	28	-	33
	504,203	477,975	19,795	917	-	5,516
Total	1,277,866	1,156,794	62,184	5,749	-	53,139

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	143	-	-	143	-	-
Floor plan	2,390	905	337	-	-	1,148
	2,533	905	337	143	-	1,148
Other commercial and industrial:
Retail	3,027	3,014	-	13	-	-
Floor plan	2	-	-	-	-	2
	3,029	3,014	-	13	-	2
Total	5,562	3,919	337	156	-	1,150
Total	$1,283,428	$1,160,713	$62,521	$5,905	$-	$54,289

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

At December 31, 2016 and 2015, the Company had outstanding credit facilities of approximately $202.8 million and $415.4 million, respectively, granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, included within its portfolio of originated and other loans and acquired BBVAPR loans accounted for under ASC 310-30. A substantial portion of the Company’s credit exposure to Puerto Rico’s government consists of collateralized loans or obligations that have a specific source of income or revenues identified for their repayment. At December 31, 2016 approximately $191.8 million of these loans are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities.  The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

At December 31, 2016, we had approximately $11.0 million of credit facilities to central government and public corporations of the Commonwealth, consisting of a participation in a loan to the Puerto Rico Housing Finance Authority ("PRHFA") with an outstanding balance of $10.9 million to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law. The loan to PRHFA defaulted on an annual principal payment in the third quarter of 2016.

The outstanding balance of credit facilities to the central government and public corporations decreased by $200.8 million during 2016 mainly as a result of the sale of the PREPA fuel line of credit which had an outstanding balance of $190.3 million at December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	December 31, 2016
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$50,285	$44,248	$-	$2,095	$368	$1,315	$1,552	$707
Years 2003 and 2004	90,707	78,501	-	3,712	1,767	2,675	2,100	1,952
Year 2005	50,009	43,177	-	1,952	561	1,024	2,181	1,114
Year 2006	69,300	57,271	82	2,397	353	2,210	3,410	3,577
Years 2007, 2008 and 2009	76,729	61,547	83	1,439	865	2,330	6,459	4,006
Years 2010, 2011, 2012 2013	139,860	127,375	60	1,451	1,459	1,667	3,584	4,264
Years 2014, 2015 and 2016	108,199	106,672	-	123	386	210	761	47
	585,089	518,791	225	13,169	5,759	11,431	20,047	15,667
Non-traditional	22,859	17,631	-	498	366	1,263	3,101	-
Loss mitigation program	103,528	17,814	2,304	1,681	388	1,599	3,759	75,983
	711,476	554,236	2,529	15,348	6,513	14,293	26,907	91,650
Home equity secured personal loans	337	337	-	-	-	-	-	-
GNMA's buy-back option program	9,681	(1)	-	-	2,441	3,141	4,100	-
	721,494	554,572	2,529	15,348	8,954	17,434	31,007	91,650
Consumer
Credit cards	26,358	25,023	527	283	191	334	-	-
Overdrafts	207	174	16	12	1	4	-	-
Unsecured personal lines of credit	2,404	2,327	41	4	3	25	4	-
Unsecured personal loans	246,272	241,227	2,474	1,489	1,074	8	-	-
Cash collateral personal loans	15,274	15,010	240	20	4	-	-	-
	290,515	283,761	3,298	1,808	1,273	371	4	-
Auto and Leasing	756,395	686,493	42,714	19,014	6,253	1,921	-	-
	1,768,404	1,524,826	48,541	36,170	16,480	19,726	31,011	91,650
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	30,093	28,281	736	369	227	480	-	-
Personal loans	2,769	2,587	48	14	21	99	-	-
	32,862	30,868	784	383	248	579	-	-
Auto	53,026	47,503	3,652	1,355	415	101	-	-
	85,888	78,371	4,436	1,738	663	680	-	-
Total	$1,854,292	$1,603,197	$52,977	$37,908	$17,143	$20,406	$31,011	$91,650

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at December 31, 2016 and 2015  was as follows:

	December 31,	December 31,
	2016	2015
	(In thousands)
Allowance for loans and lease losses on non-acquired loans:
Originated and other loans and leases held for investment:
Mortgage	$17,344	$18,352
Commercial	8,995	64,791
Consumer	13,067	11,197
Auto and leasing	19,463	18,261
Unallocated	431	25
Total allowance for originated and other loans and lease losses	59,300	112,626

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	169	26
Consumer	3,028	3,429
Auto	1,103	2,087
	4,300	5,542
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	2,682	1,762
Commercial	23,452	21,161
Auto	4,922	2,862
	31,056	25,785
Total allowance for acquired BBVAPR loans and lease losses	35,356	31,327
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	11,947	22,570
Commercial and other construction	9,328	67,365
Consumer	6	243
Total allowance for acquired Eurobank loan and lease losses	21,281	90,178
Total allowance for loan and lease losses	$115,937	$234,131

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(6,767)	(62,445)	(11,554)	(31,731)	-	(112,497)
Recoveries	330	460	452	12,871	-	14,113
Provision for originated and other loans and lease losses	5,429	6,189	12,972	20,062	406	45,058
Balance at end of year	$17,344	$8,995	$13,067	$19,463	$431	$59,300

	Year Ended December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(5,397)	(5,546)	(8,683)	(33,375)	-	(53,001)
Recoveries	391	432	871	13,158	-	14,852
Provision for originated and other loans and lease losses	3,679	61,473	9,937	24,223	24	99,336
Balance at end of year	$18,352	$64,791	$11,197	$18,261	$25	$112,626

	Year Ended December 31, 2014
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,937	$14,897	$6,006	$7,866	$375	$49,081
Charge-offs	(5,011)	(2,424)	(5,782)	(26,041)	-	(39,258)
Recoveries	428	333	570	8,858	-	10,189
Provision (recapture) for originated and other loans and lease losses	4,325	(4,374)	8,278	23,572	(374)	31,427
Balance at end of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,761	$1,626	$-	$-	$-	$9,387
Collectively evaluated for impairment	9,583	7,369	13,067	19,463	431	49,913
Total ending allowance balance	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Loans:
Individually evaluated for impairment	$91,650	$53,139	$-	$-	$-	$144,789
Collectively evaluated for impairment	629,844	1,224,727	290,515	756,395	-	2,901,481
Total ending loan balance	$721,494	$1,277,866	$290,515	$756,395	$-	$3,046,270

	December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,233	$55,947	$-	$-	$-	$65,180
Collectively evaluated for impairment	9,119	8,844	11,197	18,261	25	47,446
Total ending allowance balance	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Loans:
Individually evaluated for impairment	$89,973	$235,294	$-	$-	$-	$325,267
Collectively evaluated for impairment	667,855	1,206,355	242,950	669,163	-	2,786,323
Total ending loan balance	$757,828	$1,441,649	$242,950	$669,163	$-	$3,111,590

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio, excluding loans accounted for under ASC 310-30, for the periods indicated:

	Year Ended December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$5,542
Charge-offs	(42)	(3,619)	(2,155)	(5,816)
Recoveries	73	301	1,945	2,319
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	112	2,917	(774)	2,255
Balance at end of year	$169	$3,028	$1,103	$4,300

	Year Ended December 31, 2015
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$65	$1,211	$3,321	$4,597
Charge-offs	(42)	(4,755)	(4,548)	(9,345)
Recoveries	31	680	2,110	2,821
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(28)	6,293	1,204	7,469
Balance at end of year	$26	$3,429	$2,087	$5,542

	Year Ended December 31, 2014
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$926	$-	$1,428	$2,354
Charge-offs	(532)	(6,902)	(6,011)	(13,445)
Recoveries	73	531	2,169	2,773
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(402)	7,582	5,735	12,915
Balance at end of year	$65	$1,211	$3,321	$4,597

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	$-	$-	$141
Collectively evaluated for impairment	28	3,028	1,103	4,159
Total ending allowance balance	$169	$3,028	$1,103	$4,300
Loans:
Individually evaluated for impairment	$1,150	$-	$-	$1,150
Collectively evaluated for impairment	4,412	32,862	53,026	90,300
Total ending loan balance	$5,562	$32,862	$53,026	$91,450

	December 31, 2015
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	$26	$3,429	$2,087	$5,542
Total ending allowance balance	$26	$3,429	$2,087	$5,542
Loans:
Individually evaluated for impairment	$474	$-	$-	$474
Collectively evaluated for impairment	6,983	38,385	106,911	152,279
Total ending loan balance	$7,457	$38,385	$106,911	$152,753

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30, for the periods indicated:

	Year Ended December 31, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$1,762	$21,161	$-	$2,862	$25,785
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	1,105	11,710	-	2,693	15,508
Loan pools fully charged-off	(14)	(66)	-	(202)	(282)
Allowance de-recognition	(171)	(9,353)	-	(431)	(9,955)
Balance at end of year	$2,682	$23,452	$-	$4,922	$31,056

	Year Ended December 31, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$5	$13,476	$-	$-	$13,481
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	1,757	12,037	-	2,862	16,656
Loan pools fully charged-off	-	(4,352)	-	-	(4,352)
Balance at end of year	$1,762	$21,161	$-	$2,862	$25,785

	Year Ended December 31, 2014
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$5	1,713	413	732	2,863
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	-	11,763	(413)	(732)	10,618
Loan pools fully charged-off	-	-	-	-	-
Balance at end of year	$5	$13,476	$-	$-	$13,481

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

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$22,570	$67,365	$243	$-	$90,178
Provision for (recapture) covered loan and lease losses, net	1,080	$1,183	(8)	-	2,255
Loan pools fully charged-off	-	(134)	-	-	(134)
Allowance de-recognition from new policy	(15,094)	(59,086)	(229)	-	(74,409)
FDIC shared-loss portion of provision for covered loan and lease losses, net	3,391	-	-	-	3,391
Balance at end of year	$11,947	$9,328	$6	$-	$21,281

	Year Ended December 31, 2015
	Loans secured by 1-4 Family Residential Properties	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$5,469	$58,511	$265	$-	$64,245
Provision for covered loan and lease losses, net	17,718	20,043	279	-	38,040
Loan pools fully charged-off	(722)	(13,587)	(301)	-	(14,610)
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	2,398	-	-	2,503
Balance at end of year	$22,570	$67,365	$243	$-	$90,178

	Year Ended December 31, 2014
	Mortgage	Commercial and Construction	Consumer	Leasing	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of year	$2,441	$49,797	$491	$-	$52,729
Provision for (recapture) covered loan and lease losses, net	2,144	3,717	(181)	-	5,680
FDIC shared-loss portion of provision for covered loan and lease losses, net	884	4,997	(45)	-	5,836
Balance at end of year	$5,469	$58,511	$265	$-	$64,245

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The FDIC shared-loss portion of provision for acquired Eurobank loans and lease losses, net, represents the credit impairment losses to be covered under the FDIC loss-share agreement which is increasing the FDIC loss-share indemnification asset.

At December 31, 2016 and 2015, allowance for loan losses on loans covered by the FDIC shared-loss agreement amounted $11.9 million and $22.6 million, respectively, the provision for covered loan and lease losses for the years ended December 31, 2016, 2015, and 2014 was $1.1 million, $17.7 million, and $5.7 million, respectively.

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$22,599	$97,378	$189,240
Shared-loss agreements reimbursements from the FDIC	(1,573)	(55,723)	(47,666)
Increase in expected credit losses to be covered under shared-loss agreements, net	3,391	2,503	5,836
FDIC indemnification asset expense	(8,040)	(36,398)	(62,285)
Final settlement with the FDIC on commercial loans	-	(1,589)	-
Net expenses (reimbursements) incurred under shared-loss agreements	(1,966)	16,428	12,253
Balance at end of year	$14,411	$22,599	$97,378

True-up payment obligation:
Balance at beginning of year	$24,658	$21,981	$18,510
Change in true-up payment obligation	2,128	2,677	3,471
Balance at end of year	$26,786	$24,658	$21,981

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The underlying factors that caused an increase in the expected cash flows and resulting reduction in projected losses are derived from the pool-level cash flow forecasts. Credit loss assumptions used to develop each pool-level cash flow forecast are based on the behavior of defaults, recoveries and losses of the corresponding pool of covered loans.

The FDIC indemnification asset shared-loss expense for the year ended December 31, 2016, 2015 and 2014 amounted to $8.0 million, $36.4 million and $62.3 million, respectively. The FDIC loss-share coverage for the commercial loans was in effect until June 30, 2015. Accordingly, the Company amortized the remaining portion of the FDIC indemnification asset attributable to non-single family loans at the close of the second quarter of 2015. At December 31, 2016 and 2015, the FDIC indemnification asset reflects only the balance for single family residential mortgage loans.

The Company owes the FDIC for the recovery of prior claims. At December 31, 2016 and 2015, the liability for these payments amounted to $500 thousand and $2.1 million, respectively, and is recorded in other liabilities in the consolidated statements of financial condition until cash is paid to the FDIC.

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

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at December 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Carrying amount (fair value)	$26,786	$24,658
Undiscounted amount	$33,635	$34,956

In connection with the FDIC-assisted acquisition, the Company recognized an FDIC shared-loss expense, net in the consolidated statements of operations, which consists of the following, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
FDIC indemnification asset expense	$8,040	$36,398	$62,285
Change in true-up payment obligation	2,128	2,677	3,471
Reimbursement to FDIC for recoveries	3,413	2,144	-
Final settlement with the FDIC on commercial loans	-	1,589	-
Total FDIC shared-loss expense, net	$13,581	$42,808	$65,756

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2016	2015
		(In thousands)
Land	—	$5,638	$5,638
Buildings and improvements	40	64,048	64,392
Leasehold improvements	5 — 10	20,414	20,166
Furniture and fixtures	3 — 7	14,479	13,656
Information technology and other	3 — 7	26,003	23,226
		130,582	127,078
Less: accumulated depreciation and amortization		(60,175)	(52,488)
		$70,407	$74,590

Depreciation and amortization of premises and equipment totaled $9.4 million in 2016, $11.1 million in 2015 and $10.2 million in 2014. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

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

At December 31, 2016, the servicing asset amounted to $9.9 million ($7.5 million — December 31, 2015) related to mortgage servicing rights.

During 2015, the Company completed the sale of certain servicing assets for approximately $7.0 million. The Company recognized a loss of $2.7 million related to this transaction, which is included as other non-interest (loss) income in the consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Fair value at beginning of year	$7,455	$13,992	$13,801
Sale of mortgage servicing rights	-	(5,927)	-
Servicing from mortgage securitizations or asset transfers	2,616	2,620	2,149
Changes due to payments on loans	(489)	(1,017)	(1,072)
Changes in fair value related to price of MSR's held for sale	-	(2,939)	-
Changes in fair value due to changes in valuation model inputs or assumptions	276	726	(886)
Fair value at end of year	$9,858	$7,455	$13,992

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the year ended 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
Constant prepayment rate	4.24% - 9.14%	5.23% - 15.24%	4.16% - 13.98%
Discount rate	10.00% - 12.00%	10.00% - 12.00%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2016
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$9,858
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(220)
Decrease in fair value due to 20% adverse change	$(430)
Discount rate
Decrease in fair value due to 10% adverse change	$(51)
Decrease in fair value due to 20% adverse change	$(103)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended 2016, 2015 and 2014 totaled $3.7 million, $4.8 million and $6.3 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(In thousands)
Derivative assets:
Options tied to S&P 500 Index	$-	$1,170
Interest rate swaps not designated as hedges	1,187	1,819
Interest rate caps	143	32
Other	-	4
	$1,330	$3,025
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	1,004	4,307
Interest rate swaps not designated as hedges	1,187	1,819
Interest rate caps	139	32
Other	107	4
	$2,437	$6,162

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

The following table shows a summary of these swaps and their terms at December 31, 2016:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$36,582	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$36,582

An accumulated unrealized loss of $1.0 million and $4.3 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at December 31, 2016 and 2015, respectively, and the related liability is being reflected in the audited consolidated statements of financial condition.

At December 31, 2016 and 2015, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $1.2 million and $1.8 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2016 and 2015, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $1.2 million and $1.8 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2016:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of December 31, 2016 and 2015, the outstanding total notional amount of interest rate caps was $136.1 million and $109.8 million, respectively. At December 31, 2016 and 2015, the interest rate caps sold to clients represented a liability of $139 thousand and $32 thousand, respectively, and were included as part of derivative liabilities in the audited consolidated statements of financial condition. At December 31, 2016 and December 31, 2015, the interest rate caps purchased as mirror-images represented an asset of $143 thousand and $32 thousand, respectively, and were included as part of derivative assets in the audited consolidated statements of financial condition.

Options Tied to Standard & Poor’s 500 Stock Market Index (S&P Index)

In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P 500 Index. The Company used option agreements with major broker-dealers to manage its exposure to changes in this index. Under the terms of the option agreements, the Company received the average increase in the month-end value of the index in exchange for a fixed premium. The changes in fair value of the option agreements used to manage the exposure in the stock market in the certificates of deposit were recorded in earnings. At December 31, 2016, there were no transactions outstanding, and given the market conditions and lack of client demand, the Company is not offering option indexed certificates of deposit to customers. At December 31, 2015, the purchased options used to manage exposure to the S&P 500 Index on stock indexed deposits represented an asset of $1.2 million (notional amount of $3.4 million), and the options sold to customers embedded in the certificates of deposit and recorded as deposits in the consolidated statements of financial condition, represented a liability of $1.1 million (notional amount of $3.2 million).

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2016 and 2015 consists of the following:

	December 31,
	2016	2015
	(In thousands)
Loans, excluding acquired loans	$16,706	$16,020
Investments	3,521	4,617
	$20,227	$20,637

Other assets at December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
	(In thousands)
Prepaid expenses	$17,096	$11,762
Other repossessed assets	3,224	6,226
Core deposit and customer relationship intangibles	6,160	7,838
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	46,525	42,786
	$80,365	$75,972

Prepaid expenses amounting to $17.1 million and $11.8 million at December 31, 2016 and 2015, respectively, include prepaid municipal, property and income taxes aggregating to $12.5 million and $7.0 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2016 and 2015 this core deposit intangible amounted to $4.3 million and $5.3 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At December 31, 2016 and 2015, this customer relationship intangible amounted to $1.9 million and $2.5 million, respectively.

Other repossessed assets totaled $3.2 million and $6.2 million at December 31, 2016 and 2015, respectively, include repossessed automobiles amounting to $3.0 million and $5.5 million, respectively, which are recorded at their net realizable value.

At December 31, 2016 and 2015, tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of December 31, 2016 and 2015 consist of the following:

	December 31,
	2016	2015
	(In thousands)
Non-interest bearing demand deposits	$848,502	$762,009
Interest-bearing savings and demand deposits	2,219,452	2,208,180
Individual retirement accounts	265,754	268,799
Retail certificates of deposit	563,965	441,998
Institutional certificates of deposit	190,419	253,791
Total core deposits	4,088,092	3,934,777
Brokered deposits	576,395	782,974
Total deposits	$4,664,487	$4,717,751

Brokered deposits include $508.4 million in certificates of deposits and $68.0 million in money market accounts at December 31, 2016, and $711.4 million in certificates of deposits and $71.6 million in money market accounts at December 31, 2015.

The weighted average interest rate of the Company’s deposits was 0.62% and 0.57% at December 31, 2016, and 2015 respectively. Interest expense for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Demand and savings deposits	$12,004	$12,414	$17,724
Certificates of deposit	17,249	14,620	16,230
	$29,253	$27,034	$33,954

At December 31, 2016 and 2015, demand and interest-bearing deposits and certificates of deposit included deposits of Puerto Rico Cash & Money Market Fund, Inc., which amounted to $15.3 million and $103.7 million, respectively, with a weighted average rate of 0.77% for both periods.  As of December 31, 2015 deposits were collateralized with investment securities with a fair value of $81.6 million. As of December 31, 2016, these deposits were not collateralized.

The Puerto Rico Cash & Money Market Fund, Inc.("the Fund") has commenced a process for its eventual dissolution and liquidation, as set forth in the no-objection letter issued by the OCFI on June 21, 2016.

At December 31, 2016 and 2015, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $344.0 million and $376.8 million, respectively. Such amounts include public fund time deposits from various Puerto Rico government municipalities, agencies, and corporations of $2.1 million and $7.6 million at a weighted average rate of 0.50% and 0.49% at December 31, 2016 and 2015, respectively.

At December 31, 2016 and 2015, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $170.7 million and $99.0 million, respectively. These public funds were collateralized with commercial loans amounting to $209.2 million at December 31, 2016 and $410.9 million at December 31, 2015.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of $1.7 million, the scheduled maturities of certificates of deposit at December 31, 2016 are as follows:

December 31, 2016
(In thousands)
Within one year:
Three (3) months or less	$277,621
Over 3 months through 1 year	534,548
812,169
Over 1 through 2 years	488,440
Over 2 through 3 years	154,545
Over 3 through 4 years	29,701
Over 4 through 5 years	41,949
$1,526,804

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $575 thousand and $1.5 million as of December 31, 2016 and 2015, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At December 31, 2016, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At December 31, 2016 and 2015, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $1.5 million and $2.2 million, respectively, were as follows:

	December 31,
	2016		2015
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
PR Cash and Money Market Fund	$70,010	$74,538	$-	$-
JP Morgan Chase Bank NA	350,219	376,674	262,500	283,483
Credit Suisse Securities (USA) LLC	232,000	249,286	670,000	737,887
Total	$652,229	$700,498	$932,500	$1,021,370

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $1.5 million, at December 31, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$70,010	0.77%	12/27/2016	1/3/2017
	47,719	0.20%	12/7/2016	1/5/2017
	232,000	4.78%	3/2/2007	3/2/2017

2018	202,500	1.42%	12/10/2012	4/29/2018

2019	25,000	1.52%	12/9/2016	6/9/2019
	75,000	1.46%	12/9/2016	12/9/2019
	$652,229	2.47%

All the repurchase agreements referred above with maturity up to the date of this report were renewed by the Company.

A repurchase agreement in the original amount of $500 million with an original term of ten years, maturing on March 2, 2017, was modified in February 2016 to terminate, before maturity, $268.0 million of this repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the consolidated statements of operations. The remaining balance of this repurchase agreement was $232.0 million at December 31, 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at December 31, 2016 and 2015. There was no cash collateral at December 31, 2016 and 2015.

	December 31, 2016
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$349,729	3.35%	$248,288	$75,536	$48,954	$372,778
Over 90 days	302,500	1.44%	327,627	93	-	327,720
Total	$652,229	2.47%	$575,915	$75,629	$48,954	$700,498

	December 31, 2015
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$30,000	$0.70%	31,961	$-	$-	$31,961
Over 90 days	902,500	3.18%	974,698	2,131	12,580	989,409
Total	$932,500	3.10%	$1,006,659	$2,131	12,580	1,021,370

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2016 and 2015, excluding accrued interest:

	December 31,
	2016	2015
	(In thousands)
Average daily aggregate balance outstanding	$663,845	$1,012,756
Maximum outstanding balance at any month-end	$902,500	$1,158,945
Weighted average interest rate during the year	2.83%	2.92%
Weighted average interest rate at year end	2.47%	3.10%

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2016 and 2015, these advances were secured by mortgage and commercial loans amounting to $1.4 billion and $1.3 billion, respectively. Also, at December 31, 2016 and 2015, the Company had an additional borrowing capacity with the FHLB-NY of $1.2 billion and $770.6 million, respectively. At December 31, 2016 and 2015, the weighted average remaining maturity of FHLB’s advances was 10.6 months and 6.3 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $300 thousand, at December 31, 2016:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$36,582	0.69%	12/1/2016	1/3/2017
	4,031	1.24%	4/3/2012	4/3/2017
	40,613

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,541	2.59%	7/19/2013	7/20/2020
	$105,154	1.66%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million and $102.6 million at December 31, 2016 and 2015, respectively.  On September 29, 2016, the Company repaid $67.0 million of subordinated capital notes at maturity.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by the Company. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (3.94% at December, 2016; 3.48.% at December 31, 2015), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2017). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by the Company is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

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

Other borrowings

As of December 31, 2015, the Company  presented in the consolidated statements of financial condition other borrowings amounting to $1.7 million, which mainly consisted of unsecured fixed-rate borrowings.  On July 21, 2016,  the $1.7 million outstanding as a fixed-rate borrowing was repaid, as requested by the Trustee of the Certificate of the Fund.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at December 31, 2016 and 2015:

December 31, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,330	$-	$1,330	$2,003	$-	$(673)

December 31, 2015
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$3,025	$-	$3,025	$2,000	$-	$1,025

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$2,437	$-	$2,437	$-	$1,980	$457
Securities sold under agreements to repurchase	652,229	-	652,229	700,498	-	(48,269)
Total	$654,666	$-	$654,666	$700,498	$1,980	$(47,812)

December 31, 2015
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$7,257	$-	$7,257	$-	$1,980	$5,277
Securities sold under agreements to repurchase	932,500	-	932,500	1,021,370	-	(88,870)
Total	$939,757	$-	$939,757	$1,021,370	$1,980	$(83,593)

NOTE 15 — EMPLOYEE BENEFIT PLAN

The Company has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the 2011 Code, and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended (the “U.S. Code”). This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of the Company who are age twenty-one or older. Under this plan, participants may contribute each year up to $18,000.The Company's matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision between the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. The Company contributed $792 thousand, $808 thousand and $812 thousand in cash during 2016, 2015 and 2014, respectively. The Company’s contribution becomes 100% vested once the employee completes three years of service.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years ended December 31, 2016, 2015 and 2014 was as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at the beginning of year	$31,475	$27,011	$18,963
New loans and disbursements	2,329	13,581	21,797
Repayments	(4,784)	(9,117)	(13,725)
Credits of persons no longer
considered related parties	-	-	(24)
Balance at the end of year	$29,020	$31,475	$27,011

NOTE 17 — INCOME TAXES

The Company is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the  "Code"). The Code imposes a maximum corporate tax rate of 39%. The Company maintained a lower effective tax rate for the years ended December 31, 2016, 2015 and 2014.

Under Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. The Company and its subsidiaries are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

The components of income tax expense (benefit) for the years ended December 31, 2016, 2015 and 2014 are as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Current income tax expense	$2,768	$19,775	$13,097
Deferred income tax expense (benefit)	23,226	(37,329)	24,155
Total income tax expense (benefit)	$25,994	$(17,554)	$37,252

In relation to the exempt income level, for 2016, 2015, and 2014 the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $10.0 million, $17.6 million, and $40.5 million, respectively. OIB generated exempt income of $10.3 million, $6.3 million and $16.5 million for the years ended 2016, 2015 and 2014, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s income tax expense differs from amounts computed by applying the applicable statutory rate to income (loss) before income taxes as follow:

	Year Ended December 31,
	2016		2015		2014
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense (benefit) at statutory rates	$33,220	39.00%	$(7,823)	-39.00%	$47,749	39.00%
Tax effect of exempt and excluded income, net	(11,178)	-13.12%	(8,625)	-43.00%	(10,002)	-26.85%
Disallowed net operating loss carryover	1,406	1.65%	556	2.77%	8,289	22.25%
Change in valuation allowance	(9)	-0.01%	(2,219)	-11.06%	(958)	-2.57%
Release of unrecognized tax benefits, net	(135)	-0.16%	(385)	-1.92%	(1,093)	-2.94%
Loan tax basis change effect	-	0.00%	-	0.00%	(7,642)	-20.51%
Capital (gain) loss at preferential rate	2,394	2.81%	283	1.41%	-	0.00%
Other items, net	296	0.34%	659	3.28%	909	2.00%
Income tax expense (benefit)	$25,994	30.51%	$(17,554)	-87.52%	$37,252	10.82%

The Company classifies unrecognized tax benefits in income taxes payable. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2016 the amount of unrecognized tax benefits was $2.0 million (December 31, 2015 - $2.2 million). The Company had accrued $229 thousand at December 31, 2016 (December 31, 2015 - $175 thousand) for the payment of interest and penalties relating to unrecognized tax benefits. During 2016, $1.4 million was released based on the application of the statute of limitations, and an additional accrual of $1.1 million was recorded due to other tax positions taken by management.

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2016	2015	2014
	In thousands)
Balance at beginning of year	$2,175	$2,560	$4,042
Additions for tax positions of prior years	229	175	187
Additions (reductions) due to new tax positions	999	(560)	(1,388)
Reduction for tax positions as a result of lapse of statute of limitations	(1,363)	-	(281)
Balance at end of year	$2,040	$2,175	$2,560

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

OFG BANCORP

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

	December 31,
	2016	2015
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$84,959	$129,234
Loans and other real estate valuation adjustment	11,120	10,759
Net capital and operating loss carry forwards	9,686	11,043
Alternative minimum tax	15,799	16,240
Deposit and borrowings valuation adjustment	-	133
Unrealized net loss included in other comprehensive income	725	1,680
S&P option contracts	-	393
Acquired portfolio	36,237	37,523
FDIC shared-loss indemnification asset	5,344	2,802
Other assets allowances	1,547	1,547
Other deferred tax assets	4,391	5,612
Total gross deferred tax asset	169,808	216,966
Less: valuation allowance	(3,133)	(3,142)
Net gross deferred tax assets	166,675	213,824
Deferred tax liability:
FDIC-assisted acquisition, net	(25,862)	(47,956)
Customer deposit and customer relationship intangibles	(2,402)	(3,057)
Loans and building valuation adjustment	(9,522)	(9,991)
Unrealized net gain on available-for-sale securities	-	(2,566)
Servicing asset	(3,844)	(2,907)
Other deferred tax liabilities	(845)	(1,446)
Total gross deferred tax liabilities	(42,475)	$(67,923)
Net deferred tax asset	$124,200	$145,901

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2016. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

The Company and its subsidiaries have operating loss carry-forwards for income tax purposes which are available to offset future taxable income and capital gains and are available until December 2025. These operating loss carry-forwards amount to approximately $9.5 million as of December 31, 2016.

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

As of December 31, 2016 and 2015, the Company and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2016 and 2015, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2016 and 2015 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of December 31, 2016
Total capital to risk-weighted assets	$876,657	19.62%	$357,404	8.00%	$446,756	10.00%
Tier 1 capital to risk-weighted assets	$819,662	18.35%	$268,053	6.00%	$357,404	8.00%
Common equity tier 1 capital to risk-weighted assets	$627,733	14.05%	$201,040	4.50%	$290,391	6.50%
Tier 1 capital to average total assets	$819,662	12.99%	$252,344	4.00%	$315,430	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$846,748	17.29%	$391,723	8.00%	$489,654	10.00%
Tier 1 capital to risk-weighted assets	$782,912	15.99%	$293,792	6.00%	$391,723	8.00%
Common equity tier 1 capital to risk-weighted assets	$594,482	12.14%	$220,344	4.50%	$318,275	6.50%
Tier 1 capital to average total assets	$782,912	11.18%	$280,009	4.00%	$350,011	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2016
Total capital to risk-weighted assets	$857,259	19.23%	$356,596	8.00%	$445,745	10.00%
Tier 1 capital to risk-weighted assets	$800,544	17.96%	$267,447	6.00%	$356,596	8.00%
Common equity tier 1 capital to risk-weighted assets	$800,544	17.96%	$200,585	4.50%	$289,734	6.50%
Tier 1 capital to average total assets	$800,544	12.75%	$251,200	4.00%	$314,000	5.00%
As of December 31, 2015
Total capital to risk-weighted assets	$815,458	16.70%	$390,688	8.00%	$488,360	10.00%
Tier 1 capital to risk-weighted assets	$751,886	15.40%	$293,016	6.00%	$390,688	8.00%
Common equity tier 1 capital to risk-weighted assets	$751,886	15.40%	$219,762	4.50%	$317,434	6.50%
Tier 1 capital to average total assets	$751,886	10.80%	$278,399	4.00%	$347,999	5.00%

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

The activity in outstanding options for the years ended December 31, 2016, 2015 and 2014 is set forth below:

	Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	951,523	$12.45	888,571	$14.12	908,118	$14.46
Options granted	-	-	179,225	17.44	193,100	16.10
Options exercised	(24,752)	12.43	(112,704)	19.78	(54,397)	11.86
Options forfeited	(9,502)	16.65	(3,569)	16.09	(158,250)	19.29
End of year	917,269	$14.08	951,523	$12.45	888,571	$14.12

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options  outstanding at December 31, 2016:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	4,078	8.28	2.3	4,078	8.28
8.46 to 11.26	1,000	10.29	0.6	1,000	10.29
11.27 to 14.08	437,266	11.91	3.6	401,002	11.92
14.09 to 16.90	302,200	15.37	6.7	110,550	15.10
16.91 to 19.71	171,225	17.44	8.2	-	-
19.72 to 22.53	1,500	21.86	1.2	1,500	21.86
	917,269	$14.08	5.5	518,130	$12.60
Aggregate Intrinsic Value	$-			$261,189

The average fair value of each option granted was $5.77  during 2015 and 2014. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in the Company’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the years ended December 31, 2015 and 2014, since there were no options granted during the year ended December 31, 2016.

	Year Ended December 31,
	2015	2014
Weighted average assumptions:
Dividend yield	1.89%	1.87%
Expected volatility	40.93%	42.08%
Risk-free interest rate	2.41%	2.38%
Expected life (in years)	8.0	8.0

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016		2015		2014
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of year	138,400	$16.17	153,050	$14.95	158,750	$13.95
Restricted units granted	-	-	26,700	16.66	39,200	16.10
Restricted units lapsed	(76,903)	16.04	(39,750)	11.83	(37,342)	12.03
Restricted units forfeited	(1,697)	17.02	(1,600)	15.45	(7,558)	14.30
End of year	59,800	$16.64	138,400	$16.17	153,050	$14.95

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2016 was $1.8 million and is expected to be recognized over a weighted-average period of 2.3 years.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both periods, December 31, 2016 and 2015 accumulated issuance costs charged against additional paid in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2016 and 2015, the Bank’s legal surplus amounted to $76.3 million and $70.4 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up to $70 million of its outstanding shares of common stock, of which approximately $7.7 million of authority remains. The shares of common stock repurchased are to be held by the Company as treasury shares. During the year ended December 31, 2016 the Company did not purchase any shares under the program.  During the year ended December 31, 2015, the Company purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share. During the year ended December 31, 2014, the Company purchased 1,153,998 shares at an average price of $14.66 per share.

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
April 2015	204,338	$14.38	$2,939
May 2015	48,200	13.09	631
June 2015	51,447	12.81	659
July 2015	500,000	9.39	4,696
Year Ended December 31, 2015	803,985	$11.10	$8,925

At December 31, 2016 the number of shares that may yet be purchased under the $70 million program is estimated at 590,141 and was calculated by dividing the remaining balance of $7.7 million by $13.10 (closing price of the Company common stock at December 31, 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by the Company for the years ended December 31, 2016 and 2015 is set forth below:

	Year Ended December 31,
	2016		2015
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of year	8,757,960	$105,379	8,012,254	$97,070
Common shares used upon lapse of restricted stock units	(46,935)	(519)	(58,279)	(641)
Common shares repurchased as part of the stock repurchase program	-	-	803,985	8,950
End of year	8,711,025	$104,860	8,757,960	$105,379

NOTE 21 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of December 31, 2016, and 2015 consisted of:

	December 31,
	2016	2015
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$1,617	$22,044
Unrealized loss on securities available-for-sale which are other-than-temporarily impaired	-	(3,196)
Income tax effect of unrealized gain on securities available-for-sale	592	(1,924)
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	2,209	16,924
Unrealized loss on cash flow hedges	(1,004)	(4,307)
Income tax effect of unrealized loss on cash flow hedges	391	1,380
Net unrealized loss on cash flow hedges	(613)	(2,927)
Accumulated other comprehensive income, net of income taxes	$1,596	$13,997

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$16,924	$(2,927)	$13,997
Other comprehensive loss before reclassifications	(14,454)	(1,628)	(16,082)
Amounts reclassified out of accumulated other comprehensive income (loss)	(261)	3,942	3,681
Other comprehensive income (loss)	(14,715)	2,314	(12,401)
Ending balance	$2,209	$(613)	$1,596

	Year Ended December 31,
	2015
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$25,765	$(6,054)	$19,711
Other comprehensive loss before reclassifications	(3,250)	(3,019)	(6,269)
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	(4,662)	-	(4,662)
Amounts reclassified out of accumulated other comprehensive income (loss)	(929)	6,146	5,217
Other comprehensive income (loss)	(8,841)	3,127	(5,714)
Ending balance	$16,924	$(2,927)	$13,997

	Year Ended December 31,
	2014
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$11,433	$(8,242)	$3,191
Other comprehensive income (loss) before reclassifications	14,207	(5,157)	9,050
Amounts reclassified out of accumulated other comprehensive income	125	7,345	7,470
Other comprehensive income	14,332	2,188	16,520
Ending balance	$25,765	$(6,054)	$19,711

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2016, 2015 and 2014:

	Amount reclassified out of accumulated
	other comprehensive income			Affected Line Item in
	Year Ended December 31,			Consolidated Statement
	2016	2015	2014	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$3,642	$6,443	$6,572	Net interest expense
Tax effect from increase in capital gains tax rate	300	(297)	773	Income tax expense
Available-for-sale securities:
Other-than-temporary impairment losses on investment securities	-	(1,490)	-	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	32	45	170	Income tax expense
Tax effect from increase in capital gains tax rate	(293)	516	(45)	Income tax expense
	$3,681	$5,217	$7,470

NOTE 22 – EARNINGS (LOSS) PER COMMON SHARE

The calculation of earnings (loss) per common share for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net income (loss)	$59,186	$(2,504)	$85,181
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,512)	(6,512)	(6,512)
Convertible preferred stock (Series C)	(7,350)	(7,350)	(7,350)
Income (loss) available to common shareholders	$45,324	$(16,366)	$71,319
Effect of assumed conversion of the convertible ' ' preferred stock	7,350	7,350	7,350
Income (loss) available to common shareholders assuming conversion	$52,674	$(9,016)	$78,669

Weighted average common shares and share equivalents:
Average common shares outstanding	43,913	44,231	45,024
Effect of dilutive securities:
Average potential common shares-options	37	68	155
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,138	7,156	7,147
Total weighted average common shares ' 'outstanding and equivalents	51,088	51,455	52,326
Earnings (loss) per common share - basic	$1.03	$(0.37)	$1.58
Earnings (loss) per common share - diluted	$1.03	$(0.37)	$1.50

In computing diluted earnings (loss) per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at December 31, 2016, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings (loss) per common share, the dividends declared during the years ended 2016, 2015 and 2014 on the convertible preferred stock were added back as income available to common shareholders.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For the years ended 2016, 2015 and 2014, weighted-average stock options with an anti-dilutive effect on (loss) earnings per share not included in the calculation amounted to 949,134,  887,307 and 320,772, respectively

NOTE 23 – GUARANTEES

At December 31, 2016, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $2.0 million (December 31, 2015- $14.7 million).

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2016 and 2015, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $20.1 million and $22.4 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2016, 2015 and 2014.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Balance at beginning of year	$439	$927	$1,955
Net (charge-offs/terminations) recoveries	271	(488)	(1,028)
Balance at end of year	$710	$439	$927

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2016, the Company repurchased approximately $515 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2016, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $710 thousand (December 31, 2015– $439 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the year ended December 31, 2016, the Company repurchased $3.7 million (December 31, 2015 – $22.1 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During 2016, 2015 and 2014, the Company recognized $380 thousand, $1.4 million and $143 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $1.3 million, $2.5 million, and $2.5 million during 2016, 2015, and 2014, respectively, from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2016, the Company serviced $799.7 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At December 31, 2016, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $334 thousand (December 31, 2015 - $301 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at December 31, 2016 and 2015 were as follows:

	December 31,
	2016	2015
	(In thousands)
Commitments to extend credit	$492,885	$456,720
Commercial letters of credit	2,721	1,508

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

At December 31, 2016 and 2015, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at December 31, 2016 and 2015.

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

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2016, and 2015, is as follows:

	December 31,
	2016	2015
	(In thousands)
Standby letters of credit and financial guarantees	$4,041	$14,656
Loans sold with recourse	20,126	22,374

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2016, 2015 and 2014, amounted to $8.5 million, $9.2 million and $9.7 million, respectively, and is included in the “occupancy and equipment” caption in the audited consolidated statements of operations. Future rental commitments under leases in effect at December 31, 2016, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2017	$7,138
2018	6,563
2019	6,522
2020	5,795
2021	4,965
Thereafter	7,678
$38,661

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), and independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2016 and 2015, the Company did not have investment securities classified as Level 3.

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

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At December 31, 2016, there were no options tied to the S&P Index outstanding.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, are summarized below:

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$751,484	$-	$751,484
Trading securities	-	347	-	347
Money market investments	5,606	-	-	5,606
Derivative assets	-	1,330	-	1,330
Servicing assets	-	-	9,858	9,858
Derivative liabilities	-	(2,437)	-	(2,437)
	$5,606	$750,724	$9,858	$766,188
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$54,289	$54,289
Foreclosed real estate	-	-	47,520	47,520
Other repossessed assets	-	-	3,224	3,224
	$-	$-	$105,033	$105,033

	December 31, 2015
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$974,609	$-	$974,609
Trading securities	-	288	-	288
Money market investments	4,699	-	-	4,699
Derivative assets	-	1,855	1,170	3,025
Servicing assets	-	-	7,455	7,455
Derivative liabilities	-	(6,162)	(1,095)	(7,257)
	$4,699	$970,590	$7,530	$982,819
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$235,767	$235,767
Foreclosed real estate	-	-	58,176	58,176
Other repossessed assets	-	-	6,226	6,226
	$-	$-	$300,169	$300,169

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$-	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	-	(1,171)	-	1,067	(104)
New instruments acquired	-	-	2,616	-	2,616
Principal repayments	-	-	(489)	-	(489)
Amortization	-	-	-	28	28
Changes in fair value of servicing assets	-	-	276	-	276
Balance at end of period	$-	$-	$9,858	$-	$9,858

	Year Ended December 31, 2015
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$-	$5,555	$13,992	$(5,477)	$14,070
Gains (losses) included in earnings	-	(4,384)	-	4,197	(187)
Sale of mortgage servicing rights	-	-	(5,927)	-	(5,927)
New instruments acquired	-	-	2,620	-	2,620
Principal repayments	-	-	(1,017)	-	(1,017)
Amortization	-	-	-	185	185
Changes in fair value related to price of MSR held-for-sale	-	-	(2,939)	-	(2,939)
Changes in fair value of servicing assets	-	-	726	-	726
Balance at end of period	$-	$1,171	$7,455	$(1,095)	$7,531

	Year Ended December 31, 2014
		Derivative		Derivative
	Other	asset		liability
	debt	(S&P		(S&P
	securities	Purchased	Servicing	Embedded
Level 3 Instruments Only	available-for-sale	Options)	assets	Options)	Total

Balance at beginning of period	$19,680	$16,430	$13,801	$(15,736)	$34,175
Gains (losses) included in earnings	-	(10,875)	-	9,659	(1,216)
Changes in fair value of investment securities available for sale included in other comprehensive income	320	-	-	-	320
New instruments acquired	-	-	2,149	-	2,149
Principal repayments	(20,000)	-	(1,072)	-	(21,072)
Amortization	-	-	-	600	600
Changes in fair value of servicing assets	-	-	(886)	-	(886)
Balance at end of period	$-	$5,555	$13,992	$(5,477)	$14,070

During 2016, 2015 and 2014, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2016:

	December 31, 2016
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$9,858	Cash flow valuation	Constant prepayment rate	4.24% - 9.14%
			Discount rate	10.00% - 12.00%
Collateral dependant impaired loans	$20,610	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

Other non-collateral dependant impaired loans	$33,679	Cash flow valuation	Discount rate	3.25% - 10.50%

Foreclosed real estate	$47,520	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

Other repossessed assets	$3,224	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at December 31, 2016 and 2015 is as follows:

	December 31,		December 31,
	2016		2015
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$510,439	$510,439	$536,709	$536,709
Restricted cash	$3,030	$3,030	$3,349	$3,349
Level 2
Financial Assets:
Trading securities	$347	$347	$288	$288
Investment securities available-for-sale	$751,484	$751,484	$974,609	$974,609
Investment securities held-to-maturity	$592,763	$599,884	$614,679	$620,189
Federal Home Loan Bank (FHLB) stock	$10,793	$10,793	$20,783	$20,783
Other investments	$3	$3	$3	$3
Derivative assets	$1,330	$1,330	$1,855	$1,855
Financial Liabilities:
Derivative liabilities	$2,437	$2,437	$6,162	$6,162
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,917,340	$4,147,692	$4,101,219	$4,434,213
Derivative assets	$-	$-	$1,170	$1,170
FDIC indemnification asset	$8,669	$14,411	$17,786	$22,599
Accrued interest receivable	$20,227	$20,227	$20,637	$20,637
Servicing assets	$9,858	$9,858	$7,455	$7,455
Accounts receivable and other assets	$46,518	$46,518	$42,786	$42,786
Financial Liabilities:
Deposits	$4,644,629	$4,664,487	$4,705,878	$4,716,656
Securities sold under agreements to repurchase	$651,898	$653,756	$955,859	$934,691
Advances from FHLB	$106,422	$105,454	$335,812	$332,476
Other borrowings	$61	$61	$2,593	$1,734
Subordinated capital notes	$30,230	$36,083	$94,940	$102,633
Accrued expenses and other liabilities	$95,370	$95,370	$92,043	$92,043
Derivative liabilities embedded in deposits	$-	$-	$1,095	$1,095

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2016 and 2015:

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

•     The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At December 31, 2016, there were no options tied to S&P Index outstanding.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$321,868	$65	$34,659	$356,592	$-	$356,592
Interest expense	(27,838)	-	(29,327)	(57,165)	-	(57,165)
Net interest income	294,030	65	5,332	299,427	-	299,427
Provision for loan and lease losses	(65,076)	-	-	(65,076)	-	(65,076)
Non-interest income	35,587	26,788	4,444	66,819	-	66,819
Non-interest expenses	(193,156)	(17,443)	(5,391)	(215,990)	-	(215,990)
Intersegment revenue	1,521	-	883	2,404	(2,404)	-
Intersegment expenses	(883)	(1,108)	(413)	(2,404)	2,404	-
Income before income taxes	$72,023	$8,302	$4,855	$85,180	$-	$85,180
Total assets	$5,584,866	$23,315	$1,837,514	$7,445,695	$(943,871)	$6,501,824

	Year Ended December 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$367,620	$95	$38,853	$406,568	$-	$406,568
Interest expense	(28,425)	-	(40,771)	(69,196)	-	(69,196)
Net interest income (loss)	339,195	95	(1,918)	337,372	-	337,372
Provision for loan and lease losses	(161,501)	-	-	(161,501)	-	(161,501)
Non-interest income	23,900	28,288	284	52,472	-	52,472
Non-interest expenses	(219,415)	(22,564)	(6,422)	(248,401)	-	(248,401)
Intersegment revenue	1,427	-	948	2,375	(2,375)	-
Intersegment expenses	(948)	(1,027)	(400)	(2,375)	2,375	-
(Loss) income before income taxes	$(17,342)	$4,792	$(7,508)	$(20,058)	$-	$(20,058)
Total assets	$5,867,874	$22,349	$2,126,921	$8,017,144	$(917,995)	$7,099,149

	Year Ended December 2014
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$435,580	$174	$49,503	$485,257	$-	$485,257
Interest expense	(34,721)	-	(42,061)	(76,782)	-	(76,782)
Net interest income	400,859	174	7,442	408,475	-	408,475
Provision for loan and lease losses	(60,640)	-	-	(60,640)	-	(60,640)
Non-interest (loss) income	(13,389)	28,525	2,187	17,323	-	17,323
Non-interest expenses	(213,935)	(21,748)	(7,042)	(242,725)	-	(242,725)
Intersegment revenue	1,410	-	327	1,737	(1,737)	-
Intersegment expenses	(327)	(1,089)	(321)	(1,737)	1,737	-
Income before income taxes	$113,978	$5,862	$2,593	$122,433	$-	$122,433
Total assets	$6,454,015	$21,644	$1,940,504	$8,416,163	$(967,054)	$7,449,109

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 27 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, the Company generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to the Company may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2016 and 2014, Oriental Insurance paid $5.0 million and $2.7 million, respectively, and Oriental Financial Services paid $1.0 million and $3.2 million, respectively, in dividends to the Company. During 2015, Oriental Insurance and Oriental Financial Services did not pay any dividends to the Company.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years ended December 31, 2016, 2015 and 2014:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2016	2015
	(In thousands)
ASSETS
Cash and cash equivalents	$22,573	$20,240
Investment securities available-for-sale, at fair value	-	6,017
Investment in bank subsidiary, equity method	920,085	890,449
Investment in nonbank subsidiaries, equity method	18,427	19,137
Due from bank subsidiary,net	92	119
Deferred tax asset, net	2,643	3,047
Other assets	2,085	2,042
Total assets	$965,905	$941,051
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	6,501	6,098
Due to affiliates	237	9
Accrued expenses and other liabilities	2,673	1,784
Subordinated capital notes	36,083	36,083
Total liabilities	45,494	43,974
Stockholders’ equity	920,411	897,077
Total liabilities and stockholders’ equity	$965,905	$941,051

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income:
Interest income	$174	$321	$404
Gain on sale of securities	211	-	-
Investment trading activities, net and other	4,066	4,007	4,308
Total income	4,451	4,328	4,712
Expenses:
Interest expense	1,370	1,222	1,201
Operating expenses	7,179	6,866	6,607
Total expenses	8,549	8,088	7,808
(Loss) income before income taxes	(4,098)	(3,760)	(3,096)
Income tax (expense) benefit	(518)	3,088	-
(Loss) income before changes in undistributed earnings of subsidiaries	(4,616)	(672)	(3,096)
Equity in undistributed earnings from:
Bank subsidiary	58,580	(3,804)	84,787
Nonbank subsidiaries	5,222	1,972	3,490
Net income (loss)	$59,186	$(2,504)	$85,181

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Net income (loss)	$59,186	$(2,504)	$85,181
Other comprehensive (loss) income before tax:
Unrealized gain (loss) on securities available-for-sale	(204)	(170)	209
Other comprehensive income from bank subsidiary	(12,238)	(5,578)	16,361
Other comprehensive (loss) income before taxes	(12,442)	(5,748)	16,570
Income tax effect	41	34	(50)
Other comprehensive (loss) income after taxes	(12,401)	(5,714)	16,520
Comprehensive income (loss)	$46,785	$(8,218)	$101,701

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$59,186	$(2,504)	$85,181
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	(58,580)	3,804	(84,787)
Equity in undistributed earnings from nonbanking subsidiaries	(5,222)	(1,972)	(3,490)
Amortization of investment securities premiums, net of accretion of discounts	12	44	21
Realized gain on sale of securities	211	-	-
Other impairments on securities	-	-	62
Stock-based compensation	1,270	1,637	1,036
Deferred income tax, net	444	(3,088)	-
Net decrease in other assets	42	148	554
Net (decrease) in accrued expenses, other liabilities, and dividend payable	800	(221)	(696)
Dividends from banking subsidiary	17,600	45,000	28,000
Dividends from non-banking subsidiary	6,000	-	5,900
Net cash provided by operating activities	21,763	42,848	31,781
Cash flows from investing activities:
Maturities and redemptions of investment securities available-for-sale	702	2,013	1,318
Proceeds from sales of investment securities available-for-sale	4,888	-	-
Net decrease (increase) in due from bank subsidiary, net	317	317	(218)
Proceeds from sales of premises and equipment	324	-	-
Capital contribution to banking subsidiary	(894)	(1,167)	(892)
Capital contribution to non-banking subsidiary	(68)	(94)	(76)
Additions to premises and equipment	(381)	(132)	-
Net cash provided by investing activities	4,888	937	132
Cash flows from financing activities:
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	(315)	204	643
Purchase of treasury stock	-	(8,950)	(16,948)
Dividends paid	(24,003)	(31,623)	(28,341)
Net cash used in financing activities	(24,318)	(40,369)	(44,646)
Net change in cash and cash equivalents	2,333	3,416	(12,733)
Cash and cash equivalents at beginning of year	20,240	16,824	29,557
Cash and cash equivalents at end of year	$22,573	$20,240	$16,824

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 28 – SUBSEQUENT EVENTS

Effective February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition of Eurobank on April 30, 2010.

Pursuant to the terms of the shared-loss agreements, the FDIC would reimburse the Bank for 80% of all qualifying losses with respect to assets covered by such agreements, and the Bank would reimburse the FDIC for 80% of qualifying recoveries with respect to losses for which the FDIC reimbursed the Bank. The single family shared-loss agreement provided for FDIC loss sharing and the Bank’s reimbursement to the FDIC to last for ten years, and the commercial shared-loss agreement provided for FDIC loss sharing and the Bank’s reimbursement to the FDIC to last for five years, with additional recovery sharing for three years thereafter. At December 31, 2016, $52.7 million in net carrying value of single family mortgages and $1.7 million in real estate owned were covered by the shared-loss agreements.

As part of the loss share termination transaction, the Bank made a payment of $10.1 million to the FDIC and recorded a benefit of $1.4 million. Such termination payment takes into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten year term of the single family shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements terminated as of the closing date of the agreement.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2016, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, the Company’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2016:

	(a)		(b)		(c)
					Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	932,069	(1)	$13.26	(2)	$1,036,869
Stock Option Plans	45,000		12.45	(2)	-
	977,069		$13.22		1,036,869

(1) Includes 872,269 stock options and 59,800 restricted stock units.
(2) Exercise price related to stock options.

The Company recorded approximately $1.270 million, $1.637 million and $1.036 million related to stock-based compensation expense during the years ended December 31, 2016, 2015 and 2014, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2016 and 2015
Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, 2015 and 2014
Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014
Notes to the Consolidated Financial Statements

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

2.2	Acquisition Agreement dated as of June 28, 2012 between the Company and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Composite Certificate of Incorporation. (3)

3.2	By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(6)

4.3	Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(7)

4.4	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

4.5	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(9)

4.6	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(10)

4.7	Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (7)

4.8	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

10.1	Lease Agreement between the Company and Professional Office Park V, Inc. (11)

10.2	First Amendment to Lease Agreement Dated May 18, 2004, between the Company and Professional Office Park V, Inc.(12)

10.3	Change in Control Compensation Agreement between the Company and José R. Fernández.(13)

10.4	Change in Control Compensation Agreement between the Company and Ganesh Kumar (14)

10.5	Technology Outsourcing Agreement between the Company and Metavante Corporation.(15)

10.6	OFG Bancorp 2007 Omnibus Performance Incentive Polan, as amended and restated.(16)

10.7	Form of qualified stock option award and agreement (17)

10.8	Form of restricted stock award and agreement (18)

10.9	Form of restricted unit award and agreement (19)

10.10	Employment Agreement between the Company and José R. Fernández (20)

10.11	Amendment to Technology Outsourcing Agreement between the Company and Metavante Corporation (21)

12.1	Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends (included in Item 6 hereof )

21.1	List of subsidiaries

23.1	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(3)    Incorporated herein by reference to Exhibit 3.1 of the Company’s annual report on Form 10-K filed with the SEC on March 14, 2016.

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

(20)   Incorporated herein by reference to Exhibit 10 of the Company’s quarterly report on Form 10-Q filed with the SEC on November 4, 2016.

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

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 10, 2017
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: March 10, 2017
Maritza Arizmendi Díaz
Executive Vice President and Chief Financial Officer

By:	/s/ Vanessa De Armas	Dated: March 10, 2017
Vanessa De Armas
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 10, 2017
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 10, 2017
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 10, 2017
Juan Carlos Aguayo
Director

By:	/s/ Francisco Arriví	Dated: March 10, 2017
Francisco Arriví
Director

By:	/s/ Pedro Morazzani	Dated: March 10, 2017
Pedro Morazzani
Director

By:	/s/ Rafael Martínez-Margarida	Dated: March 10, 2017
Rafael Martínez-Margarida
Director

By:	/s/ Néstor de Jesús	Dated: March 10, 2017
Néstor de Jesús
Director