Form 10-K/A
period 2016-12-31
OFG BANCORP
filed 2017-03-16
CIK 1030469

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

EXPLANATORY NOTE

OFG Bancorp (the “Company”) is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission on March 10, 2017 (the “2016 Form 10-K”), solely for the purpose of filing a corrected signatures page.

Except for the foregoing corrected signature page, this Form 10-K/A does not amend or update any other information contained  in the Company’s 2016 Form 10-K. This report on Form 10-K/A is presented as of the filing date of the 2016 Form 10-K and does not reflect any events occurring after such date.

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

By:	/s/ Julian Inclán	Dated: March 10, 2017
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 10, 2017
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 10, 2017
Juan Carlos Aguayo
Director

By:	/s/ Jorge Colón Gerena	Dated: March 10, 2017
Jorge Colón Gerena
Director

By:	/s/ Pedro Morazzani	Dated: March 10, 2017
Pedro Morazzani
Director

By:	/s/ Rafael Martínez-Margarida	Dated: March 10, 2017
Rafael Martínez-Margarida
Director

By:	/s/ Néstor de Jesús	Dated: March 10, 2017
Néstor de Jesús
Director

By:	/s/ Radamés Peña Pla	Dated: March 10, 2017
Radamés Peña Pla
Director

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following exhibits are filed as part of this Form 10-K/A.

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

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 16, 2017
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz Maritza Arizmendi Díaz	Dated: March 16, 2017
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002