Form 10-Q
period 2017-03-31
OFG BANCORP
filed 2017-05-05
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Emerging Growth Company ☐

If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No x

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 43,947,442  common shares ($1.00 par value per share) outstanding as of April 30, 2017

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

ITEM 1.        FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2017 AND DECEMBER 31, 2016

	March 31,	December 31,
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$473,586	$504,833
Money market investments	6,685	5,606
Total cash and cash equivalents	480,271	510,439
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2016 - $667)	314	347
Investment securities available-for-sale, at fair value, with amortized cost of $796,558 (December 31, 2016 - $749,867)	800,042	751,484
Investment securities held-to-maturity, at amortized cost, with fair value of $570,963 (December 31, 2016 - $592,763)	577,997	599,884
Federal Home Loan Bank (FHLB) stock, at cost	17,161	10,793
Other investments	3	3
Total investments	1,395,517	1,362,511
Loans:
Mortgage loans held-for-sale, at lower of cost or fair value	15,837	12,499
Loans held for investment, net of allowance for loan and lease losses of $121,034 (December 31, 2016 - $115,937)	4,073,871	4,135,193
Total loans	4,089,708	4,147,692
Other assets:
FDIC indemnification asset	-	14,411
Foreclosed real estate	47,551	47,520
Accrued interest receivable	18,555	20,227
Deferred tax asset, net	121,442	124,200
Premises and equipment, net	69,786	70,407
Customers' liability on acceptances	24,288	23,765
Servicing assets	9,688	9,858
Derivative assets	1,123	1,330
Goodwill	86,069	86,069
Other assets	67,579	80,365
Total assets	$6,414,607	$6,501,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,944,921	1,939,764
Savings accounts	1,237,874	1,196,232
Time deposits	1,535,033	1,528,491
Total deposits	4,717,828	4,664,487
Borrowings:
Securities sold under agreements to repurchase	531,179	653,756
Advances from FHLB	104,948	105,454
Subordinated capital notes	36,083	36,083
Other borrowings	185	61
Total borrowings	672,395	795,354
Other liabilities:
Derivative liabilities	1,967	2,437
Acceptances executed and outstanding	24,288	23,765
Accrued expenses and other liabilities	66,700	95,370
Total liabilities	5,483,178	5,581,413
Commitments and contingencies (See Note 19)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding, (December 31, 2016 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares)
$25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2016 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued:
43,947,442 shares outstanding (December 31, 2016 - 52,625,869; 43,914,844)	52,626	52,626
Additional paid-in capital	540,808	540,948
Legal surplus	77,772	76,293
Retained earnings	185,377	177,808
Treasury stock, at cost, 8,678,427 shares (December 31, 2016 - 8,711,025 shares)	(104,502)	(104,860)
Accumulated other comprehensive income, net of tax of $296 (December 31, 2016 $983)	3,348	1,596
Total stockholders’ equity	931,429	920,411
Total liabilities and stockholders’ equity	$6,414,607	$6,501,824
See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

	Quarter Ended March 31,
	2017	2016
	(In thousands, except per share data)
Interest income:
Loans	$77,650	$81,152
Mortgage-backed securities	7,206	8,997
Investment securities and other	1,322	1,157
Total interest income	86,178	91,306
Interest expense:
Deposits	7,353	7,124
Securities sold under agreements to repurchase	3,245	6,099
Advances from FHLB and other borrowings	596	2,240
Subordinated capital notes	366	868
Total interest expense	11,560	16,331
Net interest income	74,618	74,975
Provision for loan and lease losses, net	17,654	13,789
Net interest income after provision for loan and lease losses	56,964	61,186
Non-interest income:
Banking service revenue	10,626	10,118
Wealth management revenue	6,215	6,152
Mortgage banking activities	587	855
Total banking and financial service revenues	17,428	17,125

FDIC shared-loss benefit (expense), net	1,403	(4,029)
Net gain (loss) on:
Sale of securities	-	11,996
Derivatives	81	(3)
Early extinguishment of debt	-	(12,000)
Other non-interest income	162	414
Total non-interest income, net	19,074	13,503

Non-interest expense:
Compensation and employee benefits	20,347	20,254
Professional and service fees	3,237	2,985
Occupancy and equipment	7,199	7,677
Insurance	1,600	3,150
Electronic banking charges	4,902	5,589
Information technology expenses	1,998	1,657
Advertising, business promotion, and strategic initiatives	1,361	1,294
Foreclosure, repossession and other real estate expenses	1,326	1,930
Loan servicing and clearing expenses	1,189	2,130
Taxes, other than payroll and income taxes	2,372	2,671
Communication	914	963
Printing, postage, stationary and supplies	637	725
Director and investor relations	280	278
Credit related expenses	2,626	2,255
Other	1,696	1,299
Total non-interest expense	51,684	54,857
Income before income taxes	24,354	19,832
Income tax expense	9,204	5,661
Net income	15,150	14,171
Less: dividends on preferred stock	(3,465)	(3,465)
Income available to common shareholders	$11,685	$10,706
Earnings per common share:
Basic	$0.27	$0.24
Diluted	$0.26	$0.24
Average common shares outstanding and equivalents	51,131	51,064
Cash dividends per share of common stock	$0.06	$0.06

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

	Quarter Ended March 31,
	2017	2016
	(In thousands)

Net income	$15,150	$14,171
Other comprehensive income (loss) before tax:
Unrealized gain on securities available-for-sale	1,866	8,643
Realized gain on investment securities included in net income	-	(11,996)
Unrealized gain (loss) on cash flow hedges	182	(11)
Other comprehensive income (loss) before taxes	2,048	(3,364)
Income tax effect	(296)	1,651
Other comprehensive income (loss) after taxes	1,752	(1,713)
Comprehensive income	$16,902	$12,458

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	540,948	540,512
Stock-based compensation expense	218	364
Lapsed restricted stock units	(358)	(505)
Balance at end of period	540,808	540,371
Legal surplus:
Balance at beginning of period	76,293	70,435
Transfer from retained earnings	1,479	1,430
Balance at end of period	77,772	71,865
Retained earnings:
Balance at beginning of period	177,808	148,886
Net income	15,150	14,171
Cash dividends declared on common stock	(2,637)	(2,633)
Cash dividends declared on preferred stock	(3,465)	(3,465)
Transfer to legal surplus	(1,479)	(1,430)
Balance at end of period	185,377	155,529
Treasury stock:
Balance at beginning of period	(104,860)	(105,379)
Lapsed restricted stock units	358	505
Balance at end of period	(104,502)	(104,874)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	1,596	13,997
Other comprehensive income (loss), net of tax	1,752	(1,713)
Balance at end of period	3,348	12,284
Total stockholders’ equity	$931,429	$903,801

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$15,150	$14,171
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	618	888
Amortization of fair value premiums, net of discounts, on acquired loans	-	39
Amortization of investment securities premiums, net of accretion of discounts	2,336	2,129
Amortization of core deposit and customer relationship intangibles	369	419
Amortization of fair value premiums on acquired deposits	-	97
FDIC shared-loss (benefit) expense, net	(1,403)	4,029
Depreciation and amortization of premises and equipment	2,110	2,487
Deferred income tax expense, net	2,443	2,033
Provision for loan and lease losses, net	17,654	13,789
Stock-based compensation	218	364
(Gain) loss on:
Sale of securities	-	(11,996)
Sale of mortgage loans held-for-sale	(207)	(344)
Derivatives	(81)	61
Early extinguishment of debt	-	12,000
Foreclosed real estate	1,570	2,483
Sale of other repossessed assets	(160)	(723)
Sale of premises and equipment	-	14
Originations of loans held-for-sale	(38,945)	(39,513)
Proceeds from sale of mortgage loans held-for-sale	10,893	13,303
Net (increase) decrease in:
Trading securities	33	(26)
Accrued interest receivable	1,672	2,245
Servicing assets	170	(364)
Other assets	11,615	(949)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(1,031)	(397)
Accrued expenses and other liabilities	(25)	7,239
Net cash provided by operating activities	24,999	23,478
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(51,430)	(107)
Investment securities held-to-maturity	-	(32,552)
FHLB stock	(7,065)	-
Maturities and redemptions of:
Investment securities available-for-sale	28,659	40,778
Investment securities held-to-maturity	20,551	14,704
FHLB stock	697	22
Proceeds from sales of:
Investment securities available-for-sale	-	295,172
Foreclosed real estate and other repossessed assets, including write-offs	(127)	12,248
Proceeds from sale of loans held-for-sale	-	478
Premises and equipment	-	36
Origination and purchase of loans, excluding loans held-for-sale	(171,153)	(186,640)
Principal repayment of loans, including covered loans	213,135	236,787
Repayment to the FDIC for the termination of shared-loss agreements	(10,125)	-
Reimbursements from the FDIC on shared-loss agreements, net of repayments	-	406
Additions to premises and equipment	(1,489)	(1,922)
Net cash provided by investing activities	21,653	379,410

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016 – (CONTINUED)

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	51,853	54,635
Securities sold under agreements to repurchase	(121,792)	(310,000)
FHLB advances, federal funds purchased, and other borrowings	(378)	(460)
Subordinated capital notes	-	175
Exercise of stock options and restricted units lapsed, net	(1)	-
Dividends paid on preferred stock	(3,465)	(3,465)
Dividends paid on common stock	(3,037)	(2,633)
Net cash used in financing activities	$(76,820)	$(261,748)
Net change in cash and cash equivalents	(30,168)	141,140
Cash and cash equivalents at beginning of period	510,439	536,709
Cash and cash equivalents at end of period	$480,271	$677,849
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$12,131	$16,310
Income taxes paid	$-	$3,642
Mortgage loans securitized into mortgage-backed securities	$24,921	$23,003
Transfer from loans to foreclosed real estate and other repossessed assets	$1,601	$11,629

See notes to unaudited consolidated financial statements

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

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, the Company acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” The businesses acquired in these acquisitions have been integrated with the Company’s existing business.

Recent Accounting Developments

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-08, which requires the amortization of  the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied  prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently assessing the impact that the adoption of ASU 2017-08 will have on our consolidated financial statements and related disclosures.

Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). In  February 2017,  the FASB issued ASU No. 2017-06, which intended to reduce diversity and improve the usefulness of information provided by employee benefit plans that hold interests in master trusts. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on the Company's consolidated financial position or results of operations.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We are currently assessing the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures.

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

Other than the accounting pronouncements disclosed above, there are no other new accounting pronouncements issued during the first quarter of 2017 that could have a material impact on the Company's financial position, operating results or financial statements disclosures.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – RESTRICTED CASH

The following table includes the composition of the Company’s restricted cash:

	March 31,	December 31,
	2017	2016
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At March 31, 2017 and December 31, 2016, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand as the legal reserve required for international banking entities in Puerto Rico law.  At March 31, 2017 the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. The certificate of deposit and other securities cannot be withdrawn or sold by OIB or Oriental Overseas without prior written approval of the OCFI.

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At March 31, 2017 and December 31, 2016, the Company had delivered approximately $2.0 million, at both periods, of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At March 31, 2017 and December 31, 2016, the Company delivered as collateral cash amounting to approximately $1.1 million, at both periods.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2017 was $160.0 million (December 31, 2016 - $161.0 million). At March 31, 2017 and December 31, 2016, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2017 and December 31, 2016, money market instruments included as part of cash and cash equivalents amounted to $6.7 million and $5.6 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$452,484	$6,703	$2,165	$457,022	2.62%
GNMA certificates	186,514	2,110	727	187,897	2.96%
CMOs issued by US government-sponsored agencies	98,023	73	1,610	96,486	1.89%
Total mortgage-backed securities	737,021	8,886	4,502	741,405	2.61%
Investment securities
US Treasury securities	49,530	-	526	49,004	1.73%
Obligations of US government-sponsored agencies	3,604	-	19	3,585	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	433	4,247	5.55%
Other debt securities	1,723	78	-	1,801	2.97%
Total investment securities	59,537	78	978	58,637	2.05%
Total securities available for sale	$796,558	$8,964	$5,480	$800,042	2.57%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$577,997	$118	$7,152	$570,963	2.13%
Total	$1,374,555	$9,082	$12,632	$1,371,005	2.38%

	December 31, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$422,168	$6,354	$3,036	$425,486	2.59%
GNMA certificates	163,614	2,241	620	165,235	2.95%
CMOs issued by US government-sponsored agencies	103,990	64	2,223	101,831	1.88%
Total mortgage-backed securities	689,772	8,659	5,879	692,552	2.57%
Investment securities
US Treasury securities	49,672	-	618	49,054	1.73%
Obligations of US government-sponsored agencies	3,903	-	19	3,884	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	607	4,073	5.55%
Other debt securities	1,840	81	-	1,921	3.00%
Total investment securities	60,095	81	1,244	58,932	2.04%
Total securities available-for-sale	$749,867	$8,740	$7,123	$751,484	2.53%
Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$599,884	$145	$7,266	$592,763	2.15%
Total	$1,349,751	$8,885	$14,389	$1,344,247	2.36%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The amortized cost and fair value of the Company’s investment securities at March 31, 2017, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	March 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)		(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$9,137	$9,212	$-	$-
Total due from 1 to 5 years	9,137	$9,212	-	-
Due after 5 to 10 years
CMOs issued by US Government-sponsored agencies	$7,511	$7,296	$-	$-
FNMA and FHLMC certificates	33,357	33,648	-	-
Total due after 5 to 10 years	40,868	40,944	-	-
Due after 10 years
FNMA and FHLMC certificates	$409,990	$414,162	$577,997	$570,963
GNMA certificates	186,514	187,897	-	-
CMOs issued by US Government-sponsored agencies	90,512	89,190	-	-
Total due after 10 years	687,016	691,249	577,997	570,963
Total mortgage-backed securities	737,021	741,405	577,997	570,963
Investment securities
Due less than one year
US Treasury securities	$324	$324	$-	$-
Total due in less than one year	324	324	-	-
Due from 1 to 5 years
US Treasury securities	$34,493	$34,190	$-	$-
Obligations of US Government and sponsored agencies	3,604	3,585	-	-
Obligations of Puerto Rico government and public instrumentalities	4,680	4,247	-	-
Total due from 1 to 5 years	42,777	42,022	-	-
Due from 5 to 10 years
US Treasury securities	$14,713	$14,490	$-	$-
Other debt securities	1,723	1,801	-	-
Total due after 5 to 10 years	16,436	16,291	-	-
Total investment securities	59,537	58,637	-	-
Total securities available-for-sale	$796,558	$800,042	$577,997	$570,963

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company, as part of its asset/liability management, may purchase U.S. Treasury securities and U.S. government-sponsored agency discount notes close to their maturities as alternatives to cash deposits at correspondent banks or as a short term vehicle to reinvest the proceeds of sale transactions until investment securities with attractive yields can be purchased. During the quarter ended March 31, 2017 and 2016, the Company retained securitized GNMA pools totaling $25.0 million and $23.0 million amortized cost, respectively, at a yield of 3.14% and 3.06%, respectively, from its own originations.

During the quarter ended March 31, 2017, the Company did not sell any mortgage-backed securities or record any net gain on sale of securities.  During the quarter ended March 31, 2016, the Company sold $272.1 million on mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and recorded a net gain on sale of securities of $12.0 million. Among the 2016 sales, the Company sold all but one of the Puerto Rico government bonds it held.

	Quarter Ended March 31, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$288,194	$272,081	$16,113	$-
Investment securities
Obligations of PR government and public instrumentalities	6,978	11,095	-	4,117
Total mortgage-backed securities	$295,172	$283,176	$16,113	$4,117

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	March 31, 2017
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$31,942	$564	$31,378
Obligations of Puerto Rico government and public instrumentalities	4,680	433	4,247
	$36,622	$997	$35,625

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$55,117	$1,046	$54,071
FNMA and FHLMC certificates	177,258	2,165	175,093
Obligations of US government and sponsored agencies	3,604	19	3,585
GNMA certificates	30,727	727	30,000
US Treausury Securities	49,206	526	48,680
	$315,912	$4,483	$311,429

Securities held-to-maturity
FNMA and FHLMC Certificates	501,949	7,152	494,797
	$501,949	7,152	494,797
	$1,133,773	$16,118	$1,117,655

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$87,059	$1,610	$85,449
FNMA and FHLMC certificates	177,258	2,165	175,093
Obligations of Puerto Rico government and political subdivisions	4,680	433	4,247
Obligations of US government and sponsored agencies	3,604	19	3,585
GNMA certificates	30,727	727	30,000
US Treausury Securities	49,206	526	48,680
	352,534	5,480	347,054
Securities held-to-maturity
FNMA and FHLMC certificates	501,949	7,152	494,797
	$854,483	$12,632	$841,851

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico government and public instrumentalities	$4,680	$607	$4,073
CMOs issued by US government-sponsored agencies	33,883	793	33,090
	$38,563	$1,400	$37,163

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	67,777	1,430	66,347
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treausury Securities	49,172	618	48,554
	$335,079	$5,723	$329,356

Securities held to maturity
FNMA and FHLMC certificates	525,258	7,266	517,992
	$525,258	$7,266	$517,992
	$860,337	$12,989	$847,348

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	101,660	2,223	99,437
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of Puerto Rico government and public instrumentalities	4,680	607	4,073
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treausury Securities	49,172	618	48,554
	$373,642	$7,123	$366,519

Securities available-for-sale
FNMA and FHLMC certificates	525,258	7,266	517,992
	$525,258	$7,266	$517,992
	$898,900	$14,389	$884,511

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

Most of the investments ($849.8 million, amortized cost, or 99.5%) with an unrealized loss position at March 31, 2017 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The remaining investment ($4.7 million, amortized cost, or 0.5%) with an unrealized loss position at March 31, 2017 consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The decline in the market value of this security is mainly attributed to the significant economic and fiscal challenges that Puerto Rico is facing, which is expected to result in a significant restructuring of the government under the supervision of a federally created Fiscal Oversight Board. All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond had an aggregate fair value of $4.2 million at March 31, 2017 (90% of the bond's amortized cost) and matures on July 1, 2018. The discounted cash flow analysis for the investment showed a cumulative default probability at maturity of 6.4%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of March 31, 2017. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. On July 1, 2016, the Company received a scheduled principal payment of $2.0 million. The next principal payment amounting to $2.2 million is scheduled for July 1, 2017. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the period ended March 31, 2017.

As of March 31, 2017, the Company performed a cash flow analysis of its Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of this investment was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investment, and included the following components:

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

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the quarters ended March 31, 2017 and 2016 on available-for-sale securities:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$-	$1,490
Reductions for securities sold during the period (realized)	-	(1,490)
Balance at end of period	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 - LOANS

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC, which were terminated on February 6, 2017.

  The composition of the Company’s loan portfolio at  March 31, 2017 and December 31, 2016 was as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$709,863	$721,494
Commercial	1,253,712	1,277,866
Consumer	300,412	290,515
Auto and leasing	786,606	756,395
	3,050,593	3,046,270
Allowance for loan and lease losses on originated and other loans and leases	(60,483)	(59,300)
	2,990,110	2,986,970
Deferred loan costs, net	6,464	5,766
Total originated and other loans loans held for investment, net	2,996,574	2,992,736

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,436	5,562
Consumer	31,001	32,862
Auto	42,523	53,026
	78,960	91,450
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,615)	(4,300)
	75,345	87,150

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	558,112	569,253
Commercial	278,665	292,564
Consumer	3,201	4,301
Auto	71,495	85,676
	911,473	951,794
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(34,930)	(31,056)
	876,543	920,738
Total acquired BBVAPR loans, net	951,888	1,007,888
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	72,966	73,018
Commercial	73,181	81,460
Consumer	1,268	1,372
Total acquired Eurobank loans	147,415	155,850
Allowance for loan and lease losses on Eurobank loans	(22,006)	(21,281)
Total acquired Eurobank loans, net	125,409	134,569
Total acquired loans, net	1,077,297	1,142,457
Total held for investment, net	4,073,871	4,135,193
Mortgage loans held-for-sale	15,837	12,499
Total loans, net	$4,089,708	$4,147,692

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment at March 31, 2017 and December 31, 2016, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	March 31, 2017
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$195	$1,408	$3,135	$4,738	$56	$44,001	$48,795	$112
Years 2003 and 2004	163	3,963	6,743	10,869	192	77,391	88,452	-
Year 2005	-	1,852	3,573	5,425	111	42,372	47,908	-
Year 2006	658	2,094	5,757	8,509	-	58,460	66,969	-
Years 2007, 2008 and 2009	288	2,053	10,455	12,796	-	61,909	74,705	389
Years 2010, 2011, 2012, 2013	243	1,565	9,379	11,187	124	125,773	137,084	433
Years 2014, 2015, 2016 and 2017	-	232	1,573	1,805	-	109,593	111,398	-
	1,547	13,167	40,615	55,329	483	519,499	575,311	934
Non-traditional	-	378	4,567	4,945	-	16,397	21,342	-
Loss mitigation program	9,956	5,779	14,840	30,575	2,960	69,363	102,898	1,637
	11,503	19,324	60,022	90,849	3,443	605,259	699,551	2,571
Home equity secured personal loans	-	-	-	-	-	339	339	-
GNMA's buy-back option program	-	-	9,973	9,973	-	-	9,973	-
	11,503	19,324	69,995	100,822	3,443	605,598	709,863	2,571
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	228,306	228,306	-
Institutional	-	-	254	254	-	47,553	47,807	-
Middle market	813	-	3,240	4,053	1,255	222,862	228,170	-
Retail	3,030	359	6,042	9,431	4,408	231,436	245,275	-
Floor plan	-	-	-	-	-	2,950	2,950	-
Real estate	-	-	-	-	-	16,090	16,090	-
	3,843	359	9,536	13,738	5,663	749,197	768,598	-
Other commercial and industrial:
Corporate	-	-	-	-	-	135,056	135,056	-
Institutional	-	-	-	-	-	154,965	154,965	-
Middle market	-	99	-	99	1,207	76,902	78,208	-
Retail	1,177	230	413	1,820	728	80,340	82,888	-
Floor plan	-	-	55	55	-	33,942	33,997	-
	1,177	329	468	1,974	1,935	481,205	485,114	-
	5,020	688	10,004	15,712	7,598	1,230,402	1,253,712	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2017
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$641	$247	$456	$1,344	$-	$25,596	$26,940	$-
Overdrafts	12	16	16	44	-	192	236	-
Personal lines of credit	25	44	37	106	-	2,201	2,307	-
Personal loans	3,030	1,701	830	5,561	370	249,613	255,544	-
Cash collateral personal loans	275	33	21	329	-	15,056	15,385	-
	3,983	2,041	1,360	7,384	370	292,658	300,412	-
Auto and leasing	47,588	14,324	7,710	69,622	254	716,730	786,606	-
Total	$68,094	$36,377	$89,069	$193,540	$11,665	$2,845,388	$3,050,593	$2,571

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

At March 31, 2017 and December 31, 2016, the Company had carrying balance of $136.5 million and $136.6 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

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

Acquired BBVAPR Loans

Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of the Company’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with the Company’s non-accrual policy, and any accretion of discount or amortization of premium is discontinued. Acquired BBVAPR loans that were accounted for under the provisions of ASC 310-20 are removed from the acquired loan category at the end of the reporting period upon refinancing, renewal or normal re-underwriting.

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of March 31, 2017 and December 31, 2016, by class of loans:

	March 31, 2017
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$103	$103	$30	$-	$133	$-
Floor plan	911	-	209	1,120	-	1,198	2,318	-
	911	-	312	1,223	30	1,198	2,451	-
Other commercial and industrial
Retail	97	90	33	220	-	2,763	2,983	-
Floor plan	-	-	2	2	-	-	2	-
	97	90	35	222	-	2,763	2,985	-
	1,008	90	347	1,445	30	3,961	5,436	-
Consumer
Credit cards	536	235	546	1,317	-	27,087	28,404	-
Personal loans	24	22	48	94	-	2,503	2,597	-
	560	257	594	1,411	-	29,590	31,001	-
Auto	2,875	944	435	4,254	9	38,260	42,523	-
Total	$4,443	$1,291	$1,376	$7,110	$39	$71,811	$78,960	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at March 31, 2017 and December 31, 2016 is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Contractual required payments receivable:	$1,610,352	$1,669,602
Less: Non-accretable discount	365,519	363,107
Cash expected to be collected	1,244,833	1,306,495
Less: Accretable yield	333,360	354,701
Carrying amount, gross	911,473	951,794
Less: allowance for loan and lease losses	34,930	31,056
Carrying amount, net	$876,543	$920,738

At March 31, 2017 and December 31, 2016, the Company had $66.1 million and $66.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations and a $10.7 million participation in a loan to the Puerto Rico Housing Finance Authority ("PRHFA") legally required to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law. Such loan defaulted on an annual principal payment in the third quarter of 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters ended March 31, 2017, and 2016:

	Quarter Ended March 31, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(7,890)	(4,981)	(2,147)	(602)	(15,620)
Change in expected cash flows	1	198	52	36	287
Transfer (to) from non-accretable discount	(7,409)	1,319	140	(58)	(6,008)
Balance at end of period	$276,817	$46,902	$6,583	$3,058	$333,360

Non-Accretable Discount Activity:
Balance at beginning of period	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(3,031)	(843)	297	(19)	(3,596)
Transfer from (to) accretable yield	7,409	(1,319)	(140)	58	6,008
Balance at end of period	$309,993	$14,803	$22,564	$18,159	$365,519

	Quarter Ended March 31, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$268,794	$65,026	$21,578	$6,290	$361,688
Accretion	(8,307)	(7,708)	(4,211)	(938)	(21,164)
Change in actual and expected losses	-	328	1	-	329
Transfer from (to) non-accretable discount	70	(388)	219	(91)	(190)
Balance at end of period	$260,557	$57,258	$17,587	$5,261	$340,663

Non-Accretable Discount Activity:
Balance at beginning of period	$374,772	$18,545	$22,039	$18,834	$434,190
Change in actual and expected losses	(4,547)	(785)	118	(190)	(5,404)
Transfer (to) from accretable yield	(70)	388	(219)	91	190
Balance at end of period	$370,155	$18,148	$21,938	$18,735	$428,976

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at March 31, 2017 and December 31, 2016 is as follows:

	March 31	December 31
	2017	2016
	(In thousands)
Contractual required payments receivable:	$216,962	$232,698
Less: Non-accretable discount	10,236	12,340
Cash expected to be collected	206,726	220,358
Less: Accretable yield	59,311	64,508
Carrying amount, gross	147,415	155,850
Less: Allowance for loan and lease losses	22,006	21,281
Carrying amount, net	$125,409	$134,569

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters ended March 31, 2017, and 2016:

	Quarter Ended March 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$45,839	$16,475	$2,194	$-	$-	$64,508
Accretion	(1,904)	(4,510)	(38)	-	(158)	(6,610)
Change in expected cash flows	81	778	37	(143)	310	1,063
Transfer from (to) non-accretable discount	681	-	(322)	143	(152)	350
Balance at end of period	$44,697	$12,743	$1,871	$-	$-	$59,311

Non-Accretable Discount Activity:
Balance at beginning of period	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected losses	(334)	(1,409)	-	143	(154)	(1,754)
Transfer from (to) accretable yield	(681)	-	322	(143)	152	(350)
Balance at end of period	$7,426	$2,471	$333	$-	$6	$10,236

	Quarter Ended March 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$3,213	$84,392
Accretion	(2,266)	(4,095)	(14)	(1,185)	(7,560)
Change in actual and expected losses	984	11,093	(23)	(2,028)	10,026
Transfer from (to) non-accretable discount	115	(765)	19	-	(631)
Balance at end of period	$50,787	$33,203	$2,237	$-	$86,227

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$8,287	$21,156
Change in actual and expected losses	(51)	(765)	19	(8,287)	(9,084)
Transfer (to) from accretable yield	(115)	765	(19)	-	631
Balance at end of period	$12,703	$-	$-	$-	$12,703

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,079	$3,336
Years 2003 and 2004	7,064	7,668
Year 2005	3,794	4,487
Year 2006	5,807	6,746
Years 2007, 2008 and 2009	10,256	11,526
Years 2010, 2011, 2012, 2013	9,070	10,089
Years 2014, 2015, 2016 and 2017	1,573	1,404
	40,643	45,256
Non-traditional	4,567	4,730
Loss mitigation program	18,239	20,744
	63,449	70,730
Commercial
Commercial secured by real estate
Institutional	254	-
Middle market	4,497	4,682
Retail	11,168	11,561
	15,919	16,243
Other commercial and industrial
Middle market	1,306	1,278
Retail	2,107	1,950
Floor plan	55	61
	3,468	3,289
	19,387	19,532
Consumer
Credit cards	456	525
Overdrafts	16	-
Personal lines of credit	37	32
Personal loans	1,418	1,420
Cash collateral personal loans	21	4
	1,948	1,981
Auto and leasing	8,709	9,052
Total non-accrual originated loans	$93,493	$101,295

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2017	2016
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$133	$143
Floor plan	1,120	1,149
	1,253	1,292
Other commercial and industrial
Retail	33	121
Floor plan	2	2
	35	123
	1,288	1,415
Consumer
Credit cards	546	708
Personal loans	48	120
	594	828
Auto	466	552
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,348	2,795
Total non-accrual loans	$95,841	$104,090

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

At March 31, 2017 and December 31, 2016, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $99.1 million and $98.1 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $59.6 million and $54.3 million at March 31, 2017 and December 31, 2016, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $1.6 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $88.8 million and $91.6 million at March 31, 2017 and December 31, 2016, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $8.2 million and $7.8 million at March 31, 2017 and December 31, 2016, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$14,091	$12,362	$1,475	12%
Residential impaired and troubled-debt restructuring	97,696	88,820	8,156	9%
Impaired loans with no specific allowance:
Commercial	52,682	46,345	N/A	0%
Total investment in impaired loans	$164,469	$147,527	$9,631	7%

	December 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$13,183	$11,698	$1,626	14%
Residential impaired and troubled-debt restructuring	100,101	91,650	7,761	8%
Impaired loans with no specific allowance
Commercial	49,038	41,441	N/A	0%
Total investment in impaired loans	$162,322	$144,789	$9,387	6%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$936	$911	149	16%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$936	$911	$149	16%

	December 31, 2016
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$944	$929	141	15%
Impaired loans with no specific allowance
Commercial	$240	$221	N/A	0%
Total investment in impaired loans	$1,184	$1,150	$141	12%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$584,300	$558,112	$3,573	1%
Commercial	191,970	189,408	23,528	12%
Auto	79,022	71,495	7,829	11%
Total investment in impaired loan pools	$855,292	$819,015	$34,930	4%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31 , 2016
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$595,757	$569,250	$2,682	0%
Commercial	199,092	195,528	23,452	12%
Auto	92,797	85,676	4,922	6%
Total investment in impaired loan pools	$887,646	$850,454	$31,056	4%

The tables above only present information with respect to acquired BBVAPR loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$87,689	$72,966	$14,168	19%
Commercial	69,800	62,529	7,833	13%
Consumer	13	1,268	5	0%
Total investment in impaired loan pools	$157,502	$136,763	$22,006	16%

	December 31, 2016
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$88,017	$73,018	$11,947	16%
Commercial	81,992	72,140	9,328	13%
Consumer	29	1,372	6	0%
Total investment in impaired loan pools	$170,038	$146,530	$21,281	15%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017		2016
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$125	$12,809	$71	$196,795
Residential troubled-debt restructuring	766	89,543	798	90,292
Impaired loans with no specific allowance
Commercial	532	43,895	270	33,626
	1,423	146,247	1,139	320,713
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	917	-	-
Impaired loans with no specific allowance
Commercial	-	-	-	467
Total interest income from impaired loans	$1,423	$147,164	$1,139	$321,180

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters ended March 31, 2017 and 2016.

	Quarter Ended March 31, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	32	$4,004	6.53%	391	$4,015	4.86%	387
Commercial	9	1,218	7.29%	55	1,219	5.93%	64
Consumer	25	392	10.94%	64	430	10.33%	74
Auto	3	45	8.90%	75	47	11.88%	39

	Quarter Ended March 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	33	$3,957	6.03%	361	$4,854	4.83%	493
Commercial	2	655	6.81%	41	656	6.71%	36
Consumer	21	192	14.28%	75	231	11.15%	72

The following table presents troubled-debt restructurings for which there was a payment default during the twelve month periods ended March 31, 2017 and 2016:

	Twelve Month Period Ended, March 31,
	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	14	$2,051	31	$3,732
Commercial	1	$50	-	$-
Consumer	15	$188	3	$77
Auto	-	$-	1	$17

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2017
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$228,306	$213,576	$14,730	$-	$-	$-
Institutional	47,807	35,458	10,788	-	-	1,561
Middle market	228,170	189,767	8,151	454	-	29,798
Retail	245,275	218,160	6,844	3,708	-	16,563
Floor plan	2,950	2,950	-	-	-	-
Real estate	16,090	16,090	-	-	-	-
	768,598	676,001	40,513	4,162	-	47,922
Other commercial and industrial:
Corporate	135,056	135,056	-	-	-	-
Institutional	154,965	154,965	-	-	-	-
Middle market	78,208	61,094	9,832	235	-	7,047
Retail	82,888	77,716	720	714	-	3,738
Floor plan	33,997	31,259	2,683	55	-	-
	485,114	460,090	13,235	1,004	-	10,785
Total	1,253,712	1,136,091	53,748	5,166	-	58,707

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	133	-	-	133	-	-
Floor plan	2,318	880	318	209	-	911
	2,451	880	318	342	-	911
Other commercial and industrial:
Retail	2,983	2,977	-	6	-	-
Floor plan	2	-	-	2	-	-
	2,985	2,977	-	8	-	-
Total	5,436	3,857	318	350	-	911
Total	$1,259,148	$1,139,948	$54,066	$5,516	$-	$59,618

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

	March 31, 2017
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$48,795	$43,628	$-	$1,407	$477	$1,188	$1,334	$761
Years 2003 and 2004	88,452	76,647	-	3,834	861	3,128	2,295	1,687
Year 2005	47,908	42,078	-	1,643	580	1,009	1,560	1,038
Year 2006	66,969	56,976	-	2,094	162	2,122	3,139	2,476
Years 2007, 2008 and 2009	74,705	60,651	-	1,681	568	2,464	6,015	3,326
Years 2010, 2011, 2012 2013	137,084	126,278	90	1,483	589	1,824	3,217	3,603
Years 2014, 2015, 2016 and 2017	111,398	109,594	-	232	-	811	761	-
	575,311	515,852	90	12,374	3,237	12,546	18,321	12,891
Non-traditional	21,342	16,397	-	378	299	1,195	3,073	-
Loss mitigation program	102,898	18,042	1,618	1,573	994	1,033	3,709	75,929
	699,551	550,291	1,708	14,325	4,530	14,774	25,103	88,820
Home equity secured personal loans	339	339	-	-	-	-	-	-
GNMA's buy-back option program	9,973	-	-	-	1,991	4,153	3,829	-
	709,863	550,630	1,708	14,325	6,521	18,927	28,932	88,820
Consumer
Credit cards	26,940	25,596	641	247	145	311	-	-
Overdrafts	236	192	12	16	3	13	-	-
Unsecured personal lines of credit	2,307	2,202	25	44	-	11	25	-
Unsecured personal loans	255,544	249,982	3,030	1,701	803	28	-	-
Cash collateral personal loans	15,385	15,056	275	33	21	-	-	-
	300,412	293,028	3,983	2,041	972	363	25	-
Auto and Leasing	786,606	716,985	47,588	14,324	5,798	1,911	-	-
	1,796,881	1,560,643	53,279	30,690	13,291	21,201	28,957	88,820
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	28,404	27,087	536	235	232	314	-	-
Personal loans	2,597	2,503	24	22	1	46	1	-
	31,001	29,590	560	257	233	360	1	-
Auto	42,523	38,268	2,875	944	347	89	-	-
	73,524	67,858	3,435	1,201	580	449	1	-
Total	$1,870,405	$1,628,501	$56,714	$31,891	$13,871	$21,650	$28,958	$88,820

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$50,285	$44,248	$-	$2,095	$368	$1,315	$1,552	$707
Years 2003 and 2004	90,707	78,501	-	3,712	1,767	2,675	2,100	1,952
Year 2005	50,009	43,177	-	1,952	561	1,024	2,181	1,114
Year 2006	69,300	57,271	82	2,397	353	2,210	3,410	3,577
Years 2007, 2008 and 2009	76,729	61,547	83	1,439	865	2,330	6,459	4,006
Years 2010, 2011, 2012 2013	139,860	127,375	60	1,451	1,459	1,667	3,584	4,264
Year 2014, 2015 and 2016	108,199	106,672	-	123	386	210	761	47
	585,089	518,791	225	13,169	5,759	11,431	20,047	15,667
Non-traditional	22,859	17,631	-	498	366	1,263	3,101	-
Loss mitigation program	103,528	17,814	2,304	1,681	388	1,599	3,759	75,983
	711,476	554,236	2,529	15,348	6,513	14,293	26,907	91,650
Home equity secured personal loans	337	337	-	-	-	-	-	-
GNMA's buy-back option program	9,681	(1)	-	-	2,441	3,141	4,100	-
	721,494	554,572	2,529	15,348	8,954	17,434	31,007	91,650
Consumer
Credit cards	26,358	25,023	527	283	191	334	-	-
Overdrafts	207	174	16	12	1	4	-	-
Unsecured personal lines of credit	2,404	2,327	41	4	3	25	4	-
Unsecured personal loans	246,272	241,227	2,474	1,489	1,074	8	-	-
Cash collateral personal loans	15,274	15,010	240	20	4	-	-	-
	290,515	283,761	3,298	1,808	1,273	371	4	-
Auto and Leasing	756,395	686,493	42,714	19,014	6,253	1,921	-	-
	1,768,404	1,524,826	48,541	36,170	16,480	19,726	31,011	91,650
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	30,093	28,281	736	369	227	480	-	-
Personal loans	2,769	2,587	48	14	21	99	-	-
	32,862	30,868	784	383	248	579	-	-
Auto	53,026	47,503	3,652	1,355	415	101	-	-
	85,888	78,371	4,436	1,738	663	680	-	-
Total	$1,854,292	$1,603,197	$52,977	$37,908	$17,143	$20,406	$31,011	$91,650

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at March 31, 2017 and December 31, 2016  was as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$18,578	$17,344
Commercial	9,888	8,995
Consumer	13,394	13,067
Auto and leasing	18,621	19,463
Unallocated	2	431
Total allowance for originated and other loans and lease losses	60,483	59,300

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	183	169
Consumer	2,591	3,028
Auto	841	1,103
	3,615	4,300
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	3,573	2,682
Commercial	23,528	23,452
Auto	7,829	4,922
	34,930	31,056
Total allowance for acquired BBVAPR loans and lease losses	38,545	35,356
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	14,168	11,947
Commercial	7,833	9,328
Consumer	5	6
Total allowance for acquired Eurobank loan and lease losses	22,006	21,281
Total allowance for loan and lease losses	$121,034	$115,937

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended March 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(2,379)	(856)	(3,358)	(7,563)	-	(14,156)
Recoveries	56	89	165	3,294	-	3,604
Provision for originated and other loans and lease losses	3,557	1,660	3,520	3,427	(429)	11,735
Balance at end of period	$18,578	$9,888	$13,394	$18,621	$2	$60,483

	Quarter Ended March 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(1,662)	(1,011)	(2,327)	(8,362)	-	(13,362)
Recoveries	145	88	102	2,979	-	3,314
Provision for originated and other loans and lease losses	1,949	338	2,442	5,838	93	10,660
Balance at end of period	$18,784	$64,206	$11,414	$18,716	$118	$113,238

	March 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,156	$1,475	$-	$-	$-	$9,631
Collectively evaluated for impairment	10,422	8,413	13,394	18,621	2	50,852
Total ending allowance balance	$18,578	$9,888	$13,394	$18,621	$2	$60,483
Loans:
Individually evaluated for impairment	$88,820	$58,707	$-	$-	$-	$147,527
Collectively evaluated for impairment	621,043	1,195,005	300,412	786,606	-	2,903,066
Total ending loan balance	$709,863	$1,253,712	$300,412	$786,606	$-	$3,050,593

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,761	$1,626	$-	$-	$-	$9,387
Collectively evaluated for impairment	9,583	7,369	13,067	19,463	431	49,913
Total ending allowance balance	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Loans:
Individually evaluated for impairment	$91,650	$53,139	$-	$-	$-	$144,789
Collectively evaluated for impairment	629,844	1,224,727	290,515	756,395	-	2,901,481
Total ending loan balance	$721,494	$1,277,866	$290,515	$756,395	$-	$3,046,270

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Quarter Ended March 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$169	$3,028	$1,103	$4,300
Charge-offs	(6)	(885)	(278)	(1,169)
Recoveries	1	64	452	517
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	19	384	(436)	-33
Balance at end of period	$183	$2,591	$841	$3,615

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$149	$-	$-	$149
Collectively evaluated for impairment	34	2,591	841	3,466
Total ending allowance balance	$183	$2,591	$841	$3,615
Loans:
Individually evaluated for impairment	$911	$-	$-	$911
Collectively evaluated for impairment	4,525	31,001	42,523	78,049
Total ending loan balance	$5,436	$31,001	$42,523	$78,960

	Quarter Ended March 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$26	$3,429	$2,087	$5,542
Charge-offs	(7)	(812)	(737)	(1,556)
Recoveries	32	81	598	711
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(28)	545	(221)	296
Balance at end of period	$23	$3,243	$1,727	$4,993

	December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	$-	$-	$141
Collectively evaluated for impairment	28	3,028	1,103	4,159
Total ending allowance balance	$169	$3,028	$1,103	$4,300
Loans:
Individually evaluated for impairment	$1,150	$-	$-	$1,150
Collectively evaluated for impairment	4,412	32,862	53,026	90,300
Total ending loan balance	$5,562	$32,862	$53,026	$91,450

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended March 31, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$2,682	$23,452	$4,922	$31,056
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	923	223	3,186	4,332
Allowance de-recognition	(32)	(147)	(279)	(458)
Balance at end of period	$3,573	$23,528	$7,829	$34,930

	Quarter Ended March 31, 2016
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,678	$21,245	$2,862	$25,785
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	84	(749)	2,693	2,028
Loan pools fully charged-off	-	(66)	-	(66)
Balance at end of period	$1,762	$20,430	$5,555	$27,747

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters ended March 31, 2017 and 2016 were as follows:

	Quarter Ended March 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$11,947	$9,328	$6	$21,281
Provision for acquired Eurobank loans and lease losses, net	2,398	(778)	-	1,620
Allowance de-recognition from new policy	(177)	(717)	(1)	(895)
Balance at end of period	$14,168	$7,833	$5	$22,006

	Quarter Ended March 31, 2016
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$22,570	$67,365	$243	$90,178
Provision for covered loan and lease losses, net	(53)	858	-	805
Loan pools fully charged-off	-	(134)	-	(134)
FDIC shared-loss portion of provision for covered loan and lease losses, net	1,444	-	-	1,444
Balance at end of period	$23,961	$68,089	$243	$92,293

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6- FDIC INDEMNIFICATION ASSET, TRUE-UP PAYMENT OBLIGATION, AND FDIC SHARED-LOSS EXPENSE

On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition of Eurobank on April 30, 2010. As part of the loss share termination transaction, the Bank made a payment of $10.1 million to the FDIC and recorded a net benefit of $1.4 million. Such termination payment took into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten year term of the single family shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements terminated as of the closing date of the agreement.

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	(406)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	1,444
FDIC indemnification asset benefit (expense)	1,403	(2,865)
Net expenses incurred under shared-loss agreements	-	151
Shared-loss termination settlement	(15,814)	-
Balance at end of period	$-	$20,923

True-up payment obligation:
Balance at beginning of period	$26,786	$24,658
Change in true-up payment obligation	-	577
Shared-loss termination settlement	(26,786)	-
Balance at end of period	$-	$25,235

The Company recognized an FDIC shared-loss (benefit) expense, net in the consolidated statements of operations, which consists of the following, for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
FDIC indemnification asset (benefit) expense	$(1,403)	$2,865
Change in true-up payment obligation	-	577
Reimbursement to FDIC for recoveries	-	587
Total FDIC shared-loss (benefit) expense, net	$(1,403)	$4,029

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at March 31, 2017 and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands)
Derivative assets:
Interest rate swaps not designated as hedges	$1,017	$1,187
Interest rate caps	106	143
	$1,123	$1,330
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	822	1,004
Interest rate swaps not designated as hedges	1,017	1,187
Interest rate caps	106	139
Other	22	107
	$1,967	$2,437

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

The following table shows a summary of these swaps and their terms at March 31, 2017:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$36,221	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$36,221

An accumulated unrealized loss of $822 thousand and $1.0 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at March 31, 2017 and December 31, 2016, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

At March 31, 2017 and December 31, 2016, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $1.0 million and $1.2 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At March 31, 2017 and December 31, 2016, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $1.0 million and $1.2 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2017:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of March 31, 2017 and December 31, 2016, the outstanding total notional amount of interest rate caps was $135.9 million and $136.1 million, respectively. At March 31, 2017 and December 31, 2016, the interest rate caps sold to clients represented a liability of $106 thousand and $139 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At March 31, 2017 and December 31, 2016, the interest rate caps purchased as mirror-images represented an asset of $106 thousand and $143 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2017 and December 31, 2016 consists of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Loans, excluding acquired loans	$14,772	$16,706
Investments	3,783	3,521
	$18,555	$20,227

Other assets at March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$15,496	$17,096
Other repossessed assets	3,269	3,224
Core deposit and customer relationship intangibles	5,792	6,160
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	35,662	46,525
	$67,579	$80,365

Prepaid expenses amounting to $15.5 million and $17.1 million at March 31, 2017 and December 31, 2016, respectively, include prepaid municipal, property and income taxes aggregating to $11.4 million and $12.5 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2017 and December 31, 2016 this core deposit intangible amounted to $4.0 million and $4.3 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At  March 31, 2017 and December 31, 2016, this customer relationship intangible amounted to $1.8 million and $1.9 million, respectively.

Other repossessed assets totaled $3.3 million and $3.2 million at March 31, 2017 and December 31, 2016, respectively, include repossessed automobiles amounting to $3.1 million and $3.0 million, respectively, which are recorded at their net realizable value.

At March 31, 2017 and December 31, 2016, tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2017 and December 31, 2016 consist of the following:

	March 31,	December 31,
	2017	2016
	(In thousands)
Non-interest bearing demand deposits	$859,990	$848,502
Interest-bearing savings and demand deposits	2,259,512	2,219,452
Individual retirement accounts	246,162	265,754
Retail certificates of deposit	590,093	563,965
Institutional certificates of deposit	186,192	190,419
Total core deposits	4,141,949	4,088,092
Brokered deposits	575,879	576,395
Total deposits	$4,717,828	$4,664,487

Brokered deposits include $512.6 million in certificates of deposits and $63.3 million in money market accounts at March 31, 2017, and $508.4 million in certificates of deposits and $68.0 million in money market accounts at December 31, 2016.

The weighted average interest rate of the Company’s deposits was 0.64% and 0.62% at March 31, 2017 and December 31, 2016 respectively. Interest expense for the quarters ended March 31, 2017 and 2016 was as follows:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Demand and savings deposits	$2,909	$2,842
Certificates of deposit	4,444	4,282
	$7,353	$7,124

At March 31, 2017 and December 31, 2016, demand and interest-bearing deposits and certificates of deposit included uncollateralized deposits of Puerto Rico Cash & Money Market Fund, Inc. ("the Fund”), which amounted to $14.4 million and $15.3 million, respectively, with a weighted average rate of 0.81% and  0.77%, respectively. The Fund was dissolved and liquidated on April 3, 2017.

At March 31, 2017 and December 31, 2016, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $336.7 million and $344.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies, and corporations of $2.5 million and $2.1 million at a weighted average rate of 0.46% and 0.50% at March 31, 2017 and December 31, 2016, respectively.

At March 31, 2017 and December 31, 2016, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $147.9 million and $170.7 million, respectively. These public funds were collateralized with commercial loans amounting to $209.2 million at March 31, 2017 and December 31, 2016, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of approximately $1.4 million, the scheduled maturities of certificates of deposit at March 31, 2017 and December 31, 2016 are as follows:

	March 31, 2017	December 31, 2016
	(In thousands)
Within one year:
Three (3) months or less	$305,077	$277,621
Over 3 months through 1 year	507,127	534,548
	812,204	812,169
Over 1 through 2 years	493,616	488,440
Over 2 through 3 years	156,649	154,545
Over 3 through 4 years	30,223	29,701
Over 4 through 5 years	40,908	41,949
	$1,533,600	$1,526,804

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $770 thousand and $575 thousand as of March 31, 2017 and December 31, 2016, respectively.

NOTE 10 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At March 31, 2017, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements.

At March 31, 2017 and December 31, 2016, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $739 thousand and $1.5 million, respectively, were as follows:

	March 31,		December 31,
	2017		2016
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
PR Cash and Money Market Fund	$62,480	$65,704	$70,010	$74,538
JP Morgan Chase Bank NA	325,960	350,397	350,219	376,674
Federal Home Loan Bank	142,000	150,271	-	-
Credit Suisse Securities (USA) LLC	-	-	232,000	249,286
Total	$530,440	$566,372	$652,229	$700,498

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $739 thousand, at March 31, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$33,460	1.20%	3/21/2017	4/4/2017
	62,480	1.21%	3/30/2017	4/3/2017
	32,000	0.99%	3/31/2017	4/7/2017

2018	192,500	1.42%	12/10/2012	4/29/2018

2019	25,000	1.52%	12/9/2016	6/9/2019
	75,000	1.46%	12/9/2016	12/9/2019
	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020

	$530,440	1.44%

All the repurchase agreements referred above with maturity up to the date of this report were renewed by the Company.

A repurchase agreement in the original amount of $500 million with an original term of ten years was modified in February 2016 to terminate, before maturity, $268.0 million of this repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the consolidated statements of operations. The remaining balance of this repurchase agreement of $232.0 million matured on March 2, 2017.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at March 31, 2017 and December 31, 2016. There was no cash collateral at March 31, 2017 and December 31, 2016.

	March 31, 2017
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$127,940	1.15%	$33,776	$65,704	$34,190	$133,670
Over 90 days	402,500	1.54%	432,610	92	-	432,702
Total	$530,440	1.44%	$466,386	$65,796	$34,190	$566,372

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$349,729	$3.35%	248,288	$75,536	$48,954	$372,778
Over 90 days	302,500	1.44%	327,627	93	-	327,720
Total	$652,229	2.47%	$575,915	$75,629	48,954	700,498

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2017 and December 31, 2016, these advances were secured by mortgage and commercial loans amounting to $1.4 billion at both periods. Also, at March 31, 2017 and December 31, 2016, the Company had an additional borrowing capacity with the FHLB-NY of $1.0 billion and $1.2 billion, respectively. At March 31, 2017 and December 31, 2016, the weighted average remaining maturity of FHLB’s advances was 8.6 months and 10.6 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2017.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $296 thousand, at March 31, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$36,221	0.80%	3/1/2017	4/3/2017
	3,972	1.24%	4/3/2012	4/3/2017
	40,193

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,459	2.59%	7/19/2013	7/20/2020
	$104,652	1.71%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at March 31, 2017 and December 31, 2016, for both periods.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at March 31, 2017 and December 31, 2016:

March 31, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,123	$-	$1,123	$2,001	$-	$(878)

December 31, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,330	$-	$1,330	$2,003	$-	$(673)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
			(In thousands)
Derivatives	$1,967	$-	$1,967	$-	$1,980	$(13)
Securities sold under agreements to repurchase	530,440	-	530,440	566,372	-	(35,932)
Total	$532,407	$-	$532,407	$566,372	$1,980	$(35,945)

December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$2,437	$-	$2,437	$-	$1,980	$457
Securities sold under agreements to repurchase	652,229	-	652,229	700,498	-	(48,269)
Total	$654,666	$-	$654,666	$700,498	$1,980	$(47,812)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — RELATED PARTY TRANSACTIONS

The Bank grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the quarters ended March 31, 2017 and 2016 was as follows:

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Balance at the beginning of period	$29,020	$31,475
New loans and disbursements	873	233
Repayments	(658)	(574)
Balance at the end of period	$29,235	$31,134

NOTE 13 — INCOME TAXES

At March 31, 2017 and December 31, 2016, the Company’s net deferred tax asset amounted to $121.4 million and $124.2 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2017 and December 31, 2016. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At March 31, 2017 and December 31, 2016, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $101 thousand and $109 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During both quarters ended March 31, 2017 and 2016, $8 thousand related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.

The Company classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At March 31, 2017 the amount of unrecognized tax benefits was $2.1 million (December 31, 2016 - $2.0 million). The Company had accrued $39 thousand at March 31, 2017 (December 31, 2016 - $229 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended March 31, 2017 and 2016 was $9.2 million and $5.7 million, respectively.

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

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules that became effective January 1, 2015 for the Company and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the new capital rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The current capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

Pursuant to the current capital rules, the minimum capital ratios requirements are as follows:

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

As of March 31, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2017 and December 31, 2016, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of March 31, 2017 and December 31, 2016 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of March 31, 2017
Total capital to risk-weighted assets	$878,867	20.05%	$350,679	8.00%	$438,349	10.00%
Tier 1 capital to risk-weighted assets	$822,847	18.77%	$263,010	6.00%	$350,679	8.00%
Common equity tier 1 capital to risk-weighted assets	$626,707	14.30%	$197,257	4.50%	$284,927	6.50%
Tier 1 capital to average total assets	$822,847	13.20%	$249,254	4.00%	$311,568	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$876,657	19.62%	$357,404	8.00%	$446,756	10.00%
Tier 1 capital to risk-weighted assets	$819,662	18.35%	$268,053	6.00%	$357,404	8.00%
Common equity tier 1 capital to risk-weighted assets	$627,733	14.05%	$201,040	4.50%	$290,391	6.50%
Tier 1 capital to average total assets	$819,662	12.99%	$252,344	4.00%	$315,430	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2017
Total capital to risk-weighted assets	$862,768	19.69%	$350,502	8.00%	$438,128	10.00%
Tier 1 capital to risk-weighted assets	$806,972	18.42%	$262,877	6.00%	$350,502	8.00%
Common equity tier 1 capital to risk-weighted assets	$806,972	18.42%	$197,157	4.50%	$284,783	6.50%
Tier 1 capital to average total assets	$806,972	13.01%	$248,133	4.00%	$310,167	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$857,259	19.23%	$356,596	8.00%	$445,745	10.00%
Tier 1 capital to risk-weighted assets	$800,544	17.96%	$267,447	6.00%	$356,596	8.00%
Common equity tier 1 capital to risk-weighted assets	$800,544	17.96%	$200,585	4.50%	$289,734	6.50%
Tier 1 capital to average total assets	$800,544	12.75%	$251,200	4.00%	$314,000	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both periods, March 31, 2017 and December 31, 2016 accumulated issuance costs charged against additional paid in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2017 and December 31, 2016, the Bank’s legal surplus amounted to $77.8 million and $76.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. During the quarters ended March 31, 2017 and 2016, the Company did not purchase any shares under the program.

At March 31, 2017 the number of shares that may yet be purchased under the $70 million program is estimated at 655,157 and was calculated by dividing the remaining balance of $7.7 million by $11.80 (closing price of the Company common stock at March 31, 2017).

The activity in connection with common shares held in treasury by the Company for the quarters ended March 31, 2017 and 2016 is set forth below:

	Quarter Ended March 31,
	2017		2016
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,711,025	$104,860	8,757,960	$105,379
Common shares used upon lapse of restricted stock units	(32,598)	(358)	(45,810)	(505)
End of period	8,678,427	$104,502	8,712,150	$104,874

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of March 31, 2017 and December 31, 2016 consisted of:

	March 31,	December 31,
	2017	2016
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$3,485	$1,617
Income tax effect of unrealized gain on securities available-for-sale	365	592
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	3,850	2,209
Unrealized loss on cash flow hedges	(822)	(1,004)
Income tax effect of unrealized loss on cash flow hedges	320	391
Net unrealized loss on cash flow hedges	(502)	(613)
Accumulated other comprehensive income, net of income taxes	$3,348	$1,596

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31, 2017
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$2,209	$(613)	$1,596
Other comprehensive loss before reclassifications	1,707	(38)	1,669
Amounts reclassified out of accumulated other comprehensive income (loss)	(66)	149	83
Other comprehensive income (loss)	1,641	111	1,752
Ending balance	$3,850	$(502)	$3,348

	Quarter Ended March 31, 2016
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$16,924	$(2,927)	$13,997
Other comprehensive income (loss) before reclassifications	(4,326)	(1,457)	(5,783)
Amounts reclassified out of accumulated other comprehensive income (loss)	2,491	1,579	4,070
Other comprehensive income (loss)	(1,835)	122	(1,713)
Ending balance	$15,089	$(2,805)	$12,284

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2017 and 2016:

	Amount reclassified out of accumulated
	other comprehensive income		Affected Line Item in
	Quarter Ended March 31,		Consolidated Statement
	2017	2016	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$149	$1,450	Net interest expense
Tax effect from increase in capital gains tax rate	-	129	Income tax expense
Available-for-sale securities:
Other-than-temporary impairment losses on investment securities	-	2,557	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	8	8	Income tax expense
Tax effect from increase in capital gains tax rate	(74)	(74)	Income tax expense
	$83	$4,070

NOTE 17 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2017 and 2016 is as follows:

	Quarter Ended March 31,
	2017	2016
	(In thousands, except per share data)
Net income	$15,150	$14,171
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,627)
Convertible preferred stock (Series C)	(1,838)	(1,838)
Income available to common shareholders	$11,685	$10,706
Effect of assumed conversion of the convertible ' ' preferred stock	1,838	1,838
Income available to common shareholders assuming conversion	$13,523	$12,544

Weighted average common shares and share equivalents:
Average common shares outstanding	43,916	43,898
Effect of dilutive securities:
Average potential common shares-options	77	28
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,138	7,138
Total weighted average common shares ' 'outstanding and equivalents	51,131	51,064
Earnings per common share - basic	$0.27	$0.24
Earnings per common share - diluted	$0.26	$0.24

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at March 31, 2017, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended March 31, 2017 and 2016 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2017 and 2016, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 507,786 and 977,823, respectively.

NOTE 18 – GUARANTEES

At March 31, 2017 and December 31, 2016 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $4.5 million and $4.0 million, respectively.

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2017 and December 31, 2016, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $8.0 million and $20.1 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2017 and 2016.

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Balance at beginning of period	$710	$439
Net (charge-offs/terminations) recoveries	(140)	(258)
Balance at end of period	$570	$181

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2017 and 2016, the Company repurchased approximately $41 thousand and $209 thousand, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2017, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $570 thousand (December 31, 2016– $710 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the loans. During the quarter ended March 31, 2017, the Company repurchased $978 thousand (March 31, 2016 – $1.5 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During the quarters ended March 31, 2017 and 2016, the Company recognized $100 thousand and $19 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $308 thousand and $501 thousand, respectively, from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2017, the Company serviced $822.1 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At March 31, 2017, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $367 thousand (December 31, 2016 - $334 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at  March 31, 2017 and December 31, 2016 were as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit	$459,403	$492,885
Commercial letters of credit	1,108	2,721

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2017 and December 31, 2016, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at March 31, 2017 and December 31, 2016.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2017 and December 31, 2016, is as follows:

	March 31,	December 31,
	2017	2016
	(In thousands)
Standby letters of credit and financial guarantees	$4,500	$4,041
Loans sold with recourse	8,007	20,126

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2017 and 2016, amounted to $2.0 million and $2.1 million, respectively, and is included in the “occupancy and equipment” caption in the consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2017, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2017	$5,300
2018	6,563
2019	6,522
2020	5,795
2021	4,965
Thereafter	7,678
$36,823

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

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company follows the fair value measurement framework under U.S. Generally Accepted Accounting Principles (“GAAP”).

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), and independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At March 31, 2017 and December 31, 2016, the Company did not have investment securities classified as Level 3.

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

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At March 31, 2017 and December 31, 2016, there were no options tied to the S&P Index outstanding.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Assets and liabilities measured at fair value on a recurring and non-recurring basis, are summarized below:

	March 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$800,042	$-	$800,042
Trading securities	-	314	-	314
Money market investments	6,685	-	-	6,685
Derivative assets	-	1,123	-	1,123
Servicing assets	-	-	9,688	9,688
Derivative liabilities	-	(1,967)	-	(1,967)
	$6,685	$799,512	$9,688	$815,885
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$59,618	$59,618
Foreclosed real estate	-	-	47,551	47,551
Other repossessed assets	-	-	3,269	3,269
	$-	$-	$110,438	$110,438

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$751,484	$-	$751,484
Trading securities	-	347	-	347
Money market investments	5,606	-	-	5,606
Derivative assets	-	1,330	-	1,330
Servicing assets	-	-	9,858	9,858
Derivative liabilities	-	(2,437)	-	(2,437)
	$5,606	$750,724	$9,858	$766,188
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$54,289	$54,289
Foreclosed real estate	-	-	47,520	47,520
Other repossessed assets	-	-	3,224	3,224
	$-	$-	$105,033	$105,033

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31, 2017
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$-	$9,858	$-	$9,858
New instruments acquired	-	534	-	534
Principal repayments	-	(162)	-	(162)
Changes in fair value of servicing assets	-	(542)	-	(542)
Balance at end of period	$-	$9,688	$-	$9,688

	Quarter Ended March 31, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total

Balance at beginning of period	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	(399)	-	330	(69)
New instruments acquired	-	557	-	557
Principal repayments	-	(104)	-	(104)
Amortization	-	-	19	19
Changes in fair value of servicing assets	-	(89)	-	(89)
Balance at end of period	$772	$7,819	$(746)	$7,845

During the quarters ended March 31, 2017 and  2016, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2017:

	March 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$9,688	Cash flow valuation	Constant prepayment rate	3.90% - 8.96%
			Discount rate	10.00% - 12.00%
Collateral dependant impaired loans	$23,587	Fair value of property or collateral	Appraised value less disposition costs	24.20% - 38.20%

Other non-collateral dependant impaired loans	$36,031	Cash flow valuation	Discount rate	3.25% - 10.50%

Foreclosed real estate	$47,551	Fair value of property or collateral	Appraised value less disposition costs	24.20% - 38.20%

Other repossessed assets	$3,269	Fair value of property or collateral	Estimated net realizable value less disposition costs	47.00% - 53.00%

Information about Sensitivity to Changes in Significant Unobservable Inputs

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at March 31, 2017 and December 31, 2016 is as follows:

	March 31,		December 31,
	2017		2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$480,271	$480,271	$510,439	$510,439
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$314	$314	$347	$347
Investment securities available-for-sale	$800,042	$800,042	$751,484	$751,484
Investment securities held-to-maturity	$570,963	$577,997	$592,763	$599,884
Federal Home Loan Bank (FHLB) stock	$17,161	$17,161	$10,793	$10,793
Other investments	$3	$3	$3	$3
Derivative assets	$1,123	$1,123	$1,330	$1,330
Financial Liabilities:
Derivative liabilities	$1,967	$1,967	$2,437	$2,437
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,891,904	$4,089,708	$3,917,340	$4,147,692
FDIC indemnification asset	$-	$-	$8,669	$14,411
Accrued interest receivable	$18,555	$18,555	$20,227	$20,227
Servicing assets	$9,688	$9,688	$9,858	$9,858
Accounts receivable and other assets	$35,662	$35,662	$46,518	$46,518
Financial Liabilities:
Deposits	$4,700,821	$4,717,828	$4,644,629	$4,664,487
Securities sold under agreements to repurchase	$527,032	$531,179	$651,898	$653,756
Advances from FHLB	$105,671	$104,948	$106,422	$105,454
Other borrowings	$185	$185	$61	$61
Subordinated capital notes	$30,710	$36,083	$30,230	$36,083
Accrued expenses and other liabilities	$66,700	$66,700	$95,370	$95,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2017 and December 31, 2016:

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

•     The fair value of the FDIC indemnification asset represented the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset and the loss sharing percentages. The FDIC shared-loss agreements were terminated on February 6, 2017. Such termination takes into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten year term of the single family shared-loss agreement. Therefore, at March 31, 2017, the Company had no FDIC indemnification asset.

•     The fair value of servicing asset is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

•     The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At March 31, 2017, there were no options tied to S&P Index outstanding.

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

•    The fair value of long-term borrowings, which include securities sold under agreements to repurchase, advances from FHLB, and subordinated capital notes is based on the discounted value of the contractual cash flows using current estimated market discount rates for borrowings with similar terms, remaining maturities and put dates.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2017 and  2016:

	Quarter Ended March 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,573	$12	$8,593	$86,178	$-	$86,178
Interest expense	(6,814)	-	(4,746)	(11,560)	-	(11,560)
Net interest income	70,759	12	3,847	74,618	-	74,618
Provision for loan and lease losses, net	(17,642)	-	(12)	(17,654)	-	(17,654)
Non-interest income, net	13,227	5,928	(81)	19,074	-	19,074
Non-interest expenses	(46,054)	(4,220)	(1,410)	(51,684)	-	(51,684)
Intersegment revenue	464	-	71	535	(535)	-
Intersegment expenses	(71)	(311)	(153)	(535)	535	-
Income before income taxes	$20,683	$1,409	$2,262	$24,354	$-	$24,354
Total assets	$5,485,678	$24,866	$1,861,616	$7,372,160	$(957,553)	$6,414,607

	Quarter Ended March 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$81,152	$18	$10,136	$91,306	$-	$91,306
Interest expense	(6,807)	-	(9,524)	(16,331)	-	(16,331)
Net interest income	74,345	18	612	74,975	-	74,975
Provision for loan and lease losses, net	(13,789)	-	-	(13,789)	-	(13,789)
Non-interest income, net	7,795	6,020	(312)	13,503	-	13,503
Non-interest expenses	(48,249)	(4,484)	(2,124)	(54,857)	-	(54,857)
Intersegment revenue	399	-	100	499	(499)	-
Intersegment expenses	(101)	(291)	(107)	(499)	499	-
Income (loss) before income taxes	$20,400	$1,263	$(1,831)	$19,832	$-	$19,832
Total assets	$5,814,279	$23,369	$1,970,264	$7,807,912	$(933,340)	$6,874,572

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of the Company’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and the Company’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2016 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2016 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•	Loans and lease receivables
•	Allowance for loan and lease losses
•	Financial instruments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2016 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2017	2016	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$86,178	$91,306	-5.6%
Interest expense	11,560	16,331	-29.2%
Net interest income	74,618	74,975	-0.5%
Provision for loan and lease losses, net	17,654	13,789	28.0%
Net interest income after provision for loan and lease losses	56,964	61,186	-6.9%
Non-interest income	19,074	13,503	41.3%
Non-interest expenses	51,684	54,857	-5.8%
Income before taxes	24,354	19,832	22.8%
Income tax expense	9,204	5,661	62.6%
Net income	15,150	14,171	6.9%
Less: dividends on preferred stock	(3,465)	(3,465)	153.0%
Income available to common shareholders	$11,685	$10,706	9.1%
PER SHARE DATA:
Basic	$0.27	$0.24	9.1%
Diluted	$0.26	$0.24	8.4%
Average common shares outstanding	43,915	43,898	0.0%
Average common shares outstanding and equivalents	51,131	51,064	0.1%
Cash dividends declared per common share	$0.06	$0.06	0.0%
Cash dividends declared on common shares	$2,637	$2,633	0.2%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.95%	0.81%	17.2%
Return on average tangible common equity	7.00%	6.69%	4.6%
Return on average common equity (ROE)	6.15%	5.83%	5.4%
Equity-to-assets ratio	14.52%	13.09%	10.9%
Efficiency ratio	56.15%	59.56%	-5.7%
Interest rate spread	5.02%	4.59%	9.4%
Interest rate margin	5.10%	4.67%	9.2%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2017	2016	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,395,517	$1,362,511	2.4%
Loans and leases , net	4,089,708	4,147,692	-1.4%
Total investments and loans	$5,485,225	$5,510,203	-0.5%
Deposits and borrowings
Deposits	$4,717,828	$4,664,487	1.1%
Securities sold under agreements to repurchase	531,179	653,756	-18.7%
Other borrowings	141,216	141,598	-0.3%
Total deposits and borrowings	$5,390,223	$5,459,841	-1.3%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	540,808	540,948	0.0%
Legal surplus	77,772	76,293	1.9%
Retained earnings	185,377	177,808	4.3%
Treasury stock, at cost	(104,502)	(104,860)	0.3%
Accumulated other comprehensive income	3,348	1,596	109.8%
Total stockholders' equity	$931,429	$920,411	1.2%
Per share data
Book value per common share	$17.42	$17.18	1.4%
Tangible book value per common share	$15.33	$15.08	1.7%
Market price at end of period	$11.80	$13.10	-9.9%
Capital ratios
Leverage capital	13.20%	12.99%	1.6%
Common equity Tier 1 capital ratio	14.30%	14.05%	1.8%
Tier 1 risk-based capital	18.77%	18.35%	2.3%
Total risk-based capital	20.05%	19.62%	2.2%
Financial assets managed
Trust assets managed	$2,929,246	$2,850,494	2.8%
Broker-dealer assets gathered	$2,342,034	$2,350,718	-0.4%

FINANCIAL HIGHLIGHTS OF THE FIRST QUARTER OF 2017

Net income available to shareholders held steady for a fifth consecutive quarter. The Company reported $11.7 million, or $0.26 per share fully diluted, compared to $12.1 million, or $0.27 per share, in the fourth quarter of 2016 and $10.7 million, or $0.24 per share, in the year ago quarter.

Retail franchise continues to grow. The Company’s auto and consumer loan generation was strong, customer deposits increased 1.3% from December 31, 2016, and retail accounts grew 5% year over year.

Innovation streak continues. The Company introduced the first fully integrated online and mobile personal loan application in Puerto Rico.

Net interest margin expanded. NIM increased 16 basis points from the fourth quarter of 2016 to 5.10% due to a significant reduction in the cost of borrowings and as the proportion of higher yielding auto and consumer loans increased.

The FDIC shared-loss agreements were terminated. The termination was in line with the Company's ongoing efforts to optimize its operations.

Credit quality strong. The net charge off, non-performing loan and total delinquency rates declined from the fourth quarter of 2016.

Major performance ratios solid. Return on average assets was 0.95%, return on average tangible common stockholders' equity 7.00%, and efficiency ratio 56.15%.

Capital buildup continues. All major capital metrics advanced compared to the previous and year ago quarters. Tangible book value per common share at $15.33 was up 1.7% and 4.4%, respectively, and the tangible common equity ratio at 10.66% was up 33 and 116 basis points, respectively.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2017 and 2016:

TABLE 1 - QUARTER-TO-DATE ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2017 AND 2016

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$86,178	$91,306	5.89%	5.69%	$5,932,923	$6,437,256
Tax equivalent adjustment	1,225	1,166	0.08%	0.07%	-	-
Interest-earning assets - tax equivalent	87,403	92,472	5.97%	5.76%	5,932,923	6,437,256
Interest-bearing liabilities	11,560	16,331	0.87%	1.10%	5,399,122	5,971,412
Tax equivalent net interest income / spread	75,843	76,141	5.10%	4.66%	533,801	465,844
Tax equivalent interest rate margin			5.18%	4.74%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	7,682	9,508	2.29%	2.63%	1,360,186	1,450,127
Interest bearing cash and money market investments	846	646	0.80%	0.52%	431,110	502,718
Total investments	8,528	10,154	1.93%	2.09%	1,791,296	1,952,845
Non-acquired loans
Mortgage	9,531	9,606	5.43%	5.09%	711,553	756,291
Commercial	15,997	15,414	5.21%	4.34%	1,245,530	1,425,332
Consumer	7,648	6,185	11.09%	10.58%	279,558	234,499
Auto and leasing	18,780	16,710	9.78%	9.80%	778,815	684,035
Total non-acquired loans	51,956	47,915	6.99%	6.20%	3,015,456	3,100,157
Acquired loans:
Acquired BBVAPR
Mortgage	7,890	8,307	5.73%	5.54%	558,864	601,761
Commercial	4,985	7,696	7.81%	9.21%	258,755	335,240
Consumer	2,932	3,088	19.15%	17.56%	62,097	70,553
Auto	3,278	6,570	11.27%	11.32%	117,933	232,699
Total acquired BBVAPR loans	19,085	25,661	7.76%	8.30%	997,649	1,240,253
Acquired Eurobank	6,610	7,576	20.86%	21.10%	128,522	144,001
Total loans	77,651	81,152	7.60%	7.26%	4,141,627	4,484,411
Total interest earning assets	86,179	91,306	5.89%	5.69%	5,932,923	6,437,256

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	1,041	1,081	0.39%	0.38%	1,092,389	1,152,055
Savings and money market	1,481	1,398	0.52%	0.50%	1,164,040	1,115,552
Individual retirement accounts	426	502	0.68%	0.75%	253,626	267,058
Retail certificates of deposits	1,650	1,339	1.24%	1.28%	541,706	417,992
Total core deposits	4,598	4,320	0.61%	0.59%	3,051,761	2,952,657
Institutional deposits	641	654	1.16%	0.97%	224,196	269,807
Brokered deposits	1,885	1,988	1.33%	1.09%	574,549	734,326
Total wholesale deposits	2,526	2,642	1.28%	1.06%	798,745	1,004,133
	7,124	6,962	0.75%	0.71%	3,850,506	3,956,790
Non-interest bearing deposits	-	-	0.00%	0.00%	832,665	774,950
Deposits fair value premium amortization	-	(96)	0.00%	0.00%	-	-
Core deposit intangible amortization	229	258	0.00%	0.00%	-	-
Total deposits	7,353	7,124	0.64%	0.60%	4,683,171	4,731,740
Borrowings:
Securities sold under agreements to repurchase	3,245	6,099	2.29%	3.06%	574,771	799,613
Advances from FHLB and other borrowings	596	2,240	2.30%	2.66%	105,097	337,364
Subordinated capital notes	366	868	4.12%	3.39%	36,083	102,695
Total borrowings	4,207	9,207	2.38%	2.98%	715,951	1,239,672
Total interest bearing liabilities	11,560	16,331	0.87%	1.10%	5,399,122	5,971,412
Net interest income / spread	$74,618	$74,975	5.02%	4.59%
Interest rate margin			5.10%	4.67%
Excess of average interest-earning assets over average interest-bearing liabilities					$533,801	$465,844
Average interest-earning assets to average interest-bearing liabilities ratio					109.89%	107.80%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(840)	$(786)	$(1,626)
Loans	(7,143)	3,642	(3,501)
Total interest income	(7,983)	2,856	(5,127)
Interest Expense:
Deposits	(73)	303	230
Repurchase agreements	(1,715)	(1,140)	(2,855)
Other borrowings	(2,111)	(34)	(2,145)
Total interest expense	(3,899)	(871)	(4,770)
Net Interest Income	$(4,084)	$3,727	$(357)

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

Comparison for the quarters ended March 31, 2017 and 2016

Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2017 and 2016.

Net interest income of $74.6 million slightly decreased 0.5% compared with $75.0 million, reflecting a decrease in interest income of 5.6%, partially offset by a decrease in interest expenses of 29.2%. The decrease in interest income was caused by decreases in interest income from investments of 16.0% and interest income from loans of 4.3%. Interest expenses decreased primarily as a result of decreases in interest expenses from securities sold under agreements to repurchase of 46.8% and interest expenses from other borrowings of 54.0%.

Interest rate spread increased 43 basis points from 4.59% to 5.02%. This increase is mainly due to the net effect of a 20 basis point increase in the average yield of interest-earning assets from 5.69% to 5.89% and to 23 basis point decrease in average costs of interest-bearing liabilities from 1.10% to 0.87%.

Interest income decreased to $86.2 million from $91.3 million. Such decrease reflects a decrease of $8.0 million in the volume of interest-earning assets partially offset by an increase of $2.9 million in the interest rate of interest-earning assets. Interest income from loans decreased 4.32% to $77.7 million, reflecting a decrease of $7.1 million in the volume, partially offset by an increase of $3.6 million in the interest rate, primarily due to lower loan balances, but higher yields. Interest income from investments decreased 16.0% to $8.5 million, reflecting a decrease in volume and interest rate of $840 thousand and $786 thousand, respectively.

Originated loans interest income increased 8.4% to $52.0 million, as average balances dropped 2.7% and yields increased to 6.99%, mainly from higher yields in commercial, mortgage and retail categories. Acquired BBVAPR loans interest income declined 25.6% to $19.1 million as average balances declined 19.6% and yields decreased 54 basis points to 7.76%. Acquired Eurobank loans interest income fell 12.8% to $6.6 million as average balances declined 10.7% and yields decreased 24 basis points to 20.86%.

The average balance of total interest-earning assets was $5.933 billion, a decrease of 7.8% from the same period in 2016. The decrease in average balance of interest-earning assets was mainly attributable to decreases of 8.3% and 7.6% in the average balances of investments and loans, respectively. The decreases in investments and loans reflect the sale of $277.2 million in mortgage-backed securities during the first quarter of 2016 and the sale of the $200.0 million participation in the Puerto Rico Electric Power Authority ("PREPA") line of credit on October 7, 2016, respectively.

Interest expense decreased 29.2% to $11.6 million, primarily because of a $3.9 million decrease in the volume and a $859 thousand decrease in interest rate of interest-bearing liabilities, mostly due to the decrease in repurchase agreements volume and rate of $1.7 million and of $1.1 million, respectively, and the decrease in other borrowings volume and rate of $2.1 million and $34 thousand, respectively. The decrease in borrowings balances resulted from the repayment at maturity of $227.0 million of short term FHLB advances during the second quarter of 2016, and also to the repayment at maturity of $232 million of repurchase agreements during the first quarter of 2017. The decrease in interest-bearing liabilities was partially offset by an increase in deposit interest rate of $315 thousand and a decrease in volume of $86 thousand. Total cost of borrowings decreased 60 basis points to 2.38% from 2.98%. The cost of deposits slightly increased 4 basis point to 0.64%, when compared to 0.60% for the same period in 2016.

Comparison of quarters ended March 31, 2016 and 2015

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

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2017	2016	Variance
	(Dollars in thousands)
Banking service revenue	$10,626	$10,118	5.0%
Wealth management revenue	6,215	6,152	1.0%
Mortgage banking activities	587	855	-31.3%
Total banking and financial service revenue	17,428	17,125	1.8%
FDIC shared-loss benefit (expense), net	1,403	(4,029)	134.8%
Net gain (loss) on:
Sale of securities	-	11,996	-100.0%
Derivatives	81	(3)	2800.0%
Early extinguishment of debt	-	(12,000)	100.0%
Other non-interest income	162	414	-60.9%
	1,646	(3,622)	145.4%
Total non-interest income, net	$19,074	$13,503	41.3%

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts.

Comparison of quarters ended March 31, 2017 and 2016

As shown in Table 2 above, the Company recorded non-interest income, net, in the amount of $19.1 million, compared to $13.5 million, an increase of 41.3%, or $5.6 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services increased 5.0% to $10.6 million from $10.1 million. Increases in account analysis services fees, debit card interchange income and merchant business fees were reflected in the amounts of $263 thousand, $149 thousand and $129 thousand, respectively.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, remained stable at $6.2 million.

Income generated from mortgage banking activities decreased 31.3% to $587 thousand, compared to $855 thousand, mainly from the decrease in price of the mortgage servicing asset.

During the first quarter of 2017, the Company entered into an agreement with the FDIC to terminate the shared-loss agreements, resulting in a benefit of $1.4 million, recorded in the consolidated statement of operations. During the first quarter of 2016, the Company recorded expenses of $4.0 million related to the FDIC shared-loss agreement.

During the first quarter of 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million at a cost of $12.0 million, included as a loss on early extinguishment of debt in the consolidated statements of operations. In addition, the Company sold $277.2 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds, resulting in a gain on sale of securities of $12.0 million. No sales occurred during the quarter ended March 31, 2017.

Other non-interest income increased $252 thousand, as the Company recognized a $247 thousand gain during the first quarter of 2016, related to the mortgage servicing asset sold.

Comparison of quarters ended March 31, 2016 and 2015

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

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2017	2016	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,347	$20,254	0.5%
Professional and service fees	3,237	2,985	8.4%
Occupancy and equipment	7,199	7,677	-6.2%
Insurance	1,600	3,150	-49.2%
Electronic banking charges	4,902	5,589	-12.3%
Information technology expenses	1,998	1,657	20.6%
Advertising, business promotion, and strategic initiatives	1,361	1,294	5.2%
Foreclosure, repossession and other real estate expenses	1,326	1,930	-31.3%
Loan servicing and clearing expenses	1,189	2,130	-44.2%
Taxes, other than payroll and income taxes	2,372	2,671	-11.2%
Communication	914	963	-5.1%
Printing, postage, stationery and supplies	637	725	-12.1%
Director and investor relations	280	278	0.7%
Credit related expenses	2,626	2,255	16.5%
Other operating expenses	1,696	1,299	30.6%
Total non-interest expenses	$51,684	$54,857	-5.8%
Relevant ratios and data:
Efficiency ratio	56.15%	59.56%
Compensation and benefits to non-interest expense	39.37%	36.98%
Compensation to average total assets owned (annualized)	1.27%	1.16%
Average number of employees	1,429	1,468
Average compensation per employee	$14.2	$13.8
Average loans per average employee	$2,898	$3,055

Non-Interest Expenses

Comparison of quarters ended March 31, 2017 and 2016

Non-interest expense was $51.7 million, representing a decrease of 5.8% compared to $54.9 million.

Insurance expense decreased $1.6 million, to $1.6 million, as a result of a change in the calculation method of the FDIC Savings Association Insurance Fund (SAIF) insurance. The change was effective beginning with the June 30, 2016 invoice, which was received during the third quarter of 2016.

Loan servicing and clearing expenses decreased $941 thousand, mainly due to mortgage servicing migration expenses amounting to $900 thousand during the first quarter of 2016.

Electronic banking charges decreased $687 thousand, primarily as a result of a decrease of $885 thousand in credit cards merchant fees, partially offset by an increase in debit card billing fees of $135 thousand.

The efficiency ratio improved to 56.15% from 59.56%. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit/expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the quarters ended March 31, 2017 and 2016 amounted to $1.6 million and a $3.6 million loss, respectively.

Comparison of quarters ended March 31, 2016 and 2015

Non-interest expense for the first quarter of 2016 was $54.9 million, representing a decrease of 2.6% compared to $56.3 million.

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

Provision for Loan and Lease Losses

Comparison of quarters ended March 31, 2017 and 2016

Provision for loan and lease losses increased 28.0%, or $3.9 million, to $17.7 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses increased 10.1%, or $1.1 million, to $11.7 million from $10.7 million due to increases in the provision for mortgage loans of $1.6 million, for commercial loans of $1.3 million and for consumer loans of $1.1 million, partially offset by a decrease in the provision for auto loans of $2.4 million.

Total charge-offs on originated and other loans increased 5.9% to $14.2 million, as compared to $13.4 million as a result of increases in consumer charge-offs of $1.0 million, and mortgage charge-offs of $717 thousand to $2.4 million. Increases in charge-offs were offset by decreases in auto loan charge-offs of $799 thousand, and commercial loan charge-offs of $155 thousand. Total recoveries on originated and other loans increased from $13.4 million to $14.2 million. Net charge-off rate increased 10 basis points to 1.40%.

Provision for acquired loan and lease losses increased 89.2%, or $2.8 million, to $5.9 million from $3.2 million. Provision for acquired BBVAPR loan and lease losses increased $2.1 million to $4.3 million from $2.3 million. Provision for acquired Eurobank loan and lease losses increased $2.3 million due to increases in mortgage provision of $839 thousand, in commercial provision of $888 thousand, and in auto loans provision of $493 thousand.

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

Income Taxes

Comparison of quarters ended March 31, 2017 and 2016

Income tax expense was $9.2 million, compared to $5.7 million. The effective tax rate for 2017 was 37.8% compared to 28.5% for 2016.

Comparison of quarters ended March 31, 2016 and 2015

Income tax expense was $5.7 million, compared to $979 thousand for the same period in 2015. Income tax expense reflects the net income before income taxes of $19.8 million for the first quarter of 2016, compared to a net loss before income taxes of $2.0 million for the year-ago quarter.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2017 and 2016.

	Quarter Ended March 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,573	$12	$8,593	$86,178	$-	$86,178
Interest expense	(6,814)	-	(4,746)	(11,560)	-	(11,560)
Net interest income	70,759	12	3,847	74,618	-	74,618
Provision for loan and lease losses	(17,642)	-	(12)	(17,654)	-	(17,654)
Non-interest income	13,227	5,928	(81)	19,074	-	19,074
Non-interest expenses	(46,054)	(4,220)	(1,410)	(51,684)	-	(51,684)
Intersegment revenue	464	-	71	535	(535)	-
Intersegment expenses	(71)	(311)	(153)	(535)	535	-
Income before income taxes	$20,683	$1,409	2,262	$24,354	$-	$24,354
Total assets	$5,485,678	$24,866	$1,861,616	$7,372,160	$(957,553)	$6,414,607

	Quarter Ended March 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$81,152	$18	$10,136	$91,306	$-	$91,306
Interest expense	(6,807)	-	(9,524)	(16,331)	-	(16,331)
Net interest income	74,345	18	612	74,975	-	74,975
Provision for loan and lease losses	(13,789)	-	-	(13,789)	-	(13,789)
Non-interest income	7,795	6,020	(312)	13,503	-	13,503
Non-interest expenses	(48,249)	(4,484)	(2,124)	(54,857)	-	(54,857)
Intersegment revenue	399	-	100	499	(499)	-
Intersegment expenses	(101)	(291)	(107)	(499)	499	-
Income (loss) before income taxes	$20,400	$1,263	(1,831)	$19,832	$-	$19,832
Total assets	$5,814,279	$23,369	$1,970,264	$7,807,912	$(933,340)	$6,874,572

Comparison of quarters ended March 31, 2017 and 2016

Banking

Net interest income of the Company’s Banking segment decreased $3.6 million for the quarter ended 2017, or 4.8%, as a result of a decrease in interest income from loans of $3.5 million, or 4.3%. The decrease in interest income from loans reflects a decrease of $7.1 million in the volume and an increase of $3.6 million in the interest rate, representing lower average loan balances but higher yields.

Originated loans interest income increased 8.4% to $52.0 million as average balances dropped 2.7% and yields increased to 6.99%, mainly from higher yields in commercial, mortgage and retail categories. Acquired BBVAPR loans interest income declined 25.6% to $19.1 million as average balances declined 19.6% and yields decreased 54 basis points to 7.76%. Acquired Eurobank loans interest income fell 12.8% to $6.6 million as average balances declined 10.7% and yields decreased 24 basis points to 20.86%.

Provision for loan and lease losses increased 28.0%, or $3.9 million, to $17.7 million. Provision for originated loan and lease losses increased 10.1%, or $1.1 million, to $11.7 million, due to continued growth of the portfolio. Provision for acquired loan and lease losses increased 89.2%, or $2.8 million, to $5.9 million from $3.2 million, due to the periodic assessment of loans remaining in these portfolios.

Non-interest income was mainly affected by the FDIC shared-loss benefit of $1.4 million related to the termination of the FDIC shared-loss agreements during the first quarter of 2017, compared to an expense of $4.0 million in the year ago quarter.

Non-interest expense of $46.1 million decreased 4.5%, primarily reflecting a decrease in loan servicing and clearing expenses of $941 thousand, mainly due to mortgage servicing migration expenses amounting to $900 thousand during the first quarter of 2016, and a decrease in electronic banking charges of $687 thousand, as a result of a decrease of $885 thousand in credit cards merchant fees, partially offset by an increase in debit card billing fees of $135 thousand.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, slightly increased $146 thousand to $1.4 million, mainly from changes in volume and market rates.

Treasury

Treasury's income before taxes, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $2.3 million, compared to a loss of $1.8 million.

Net interest income increased $3.2 million to $3.8 million, mainly from a reduction in interest expenses. Interest income from investments decreased 16.0% to $8.5 million, reflecting a decrease in volume and interest rate of $840 thousand and $786 thousand, respectively. Interest expenses decreased $4.8 million from $9.5 million to $4.7 million, mostly due to decreases in repurchase agreements volume and rate of $1.7 million and of $1.1 million, respectively, and decreases in other borrowings volume and rate of $2.1 million and of $34 thousand, respectively. The decrease in borrowings balances resulted from the repayment at maturity of $227.0 million of short term FHLB advances during the second quarter of 2016, and also to the repayment at maturity of $232 million of repurchase agreements during the first quarter of 2017.

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

Treasury

Treasury revenue, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to a loss of $1.8 million, compared to a loss of $539 thousand in the first quarter of 2015. Such increase reflects a gain of $2.6 million from the sale of $37.7 million in FNMA and FHLMC certificates during the first quarter of 2015.

During the first quarter of 2016, the Company capitalized on favorable market conditions to partially unwind a high-rate repurchase agreement amounting to $268.0 million, at a cost of $12.0 million, and sell $272.1 million in mortgage backed securities and $11.1 million in Puerto Rico government bonds, at a net gain on sale of securities of $12.0 million.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2017, the Company’s total assets amounted to $6.415 billion representing a decrease of 1.3% when compared to $6.502 billion at December 31, 2016. This reduction is mainly due to a decrease in the loan portfolio of $58.0 million and the termination of the FDIC loss share agreement which decreased the total assets by $14.4 million. This decrease was partially offset by an increase in the investment portfolio of $33.0 million.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At March 31, 2017, the Company’s loan portfolio decreased $58.0 million from $4.148 billion at December 31, 2016 to $4.090 billion. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities. At March 31, 2017, the originated loan portfolio increased $3.8 million. The acquired BBVAPR loan portfolio decreased $56 million from December 31, 2016 to $951.9 million. The Eurobank acquired loan portfolio decreased $9.2 million from December 31, 2016 to $125.4 million at March 31, 2017. Mortgage loans held for sale increased to $15.8 million from $12.5 million on December 31, 2016.

The investment portfolio increased $33.0 million from $1.363 billion at December 31, 2016 to $1.396 billion at March 31, 2017, reflecting increases in investment securities available-for-sale portfolio by $48.6 million and in FHLB stocks by $6.4 million, partially offset by decreases in investment securities held-to-maturity portfolio by $21.9 million. Investment securities available-for-sale portfolio increased primarily due to the purchases of mortgage-backed securities amounting to $51.0 million during the first quarter of 2017. Investment securities held-to-maturity portfolio decreased $21.9 million to $578.0 million reflecting $20.6 million paydowns of FNMA certificates during the first quarter of 2017.

At both March 31, 2017 and December 31, 2016, loans represented 75% of total interest-earning assets while investments represented 25%.

Financial Assets Managed

The Company’s financial assets include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer subsidiary. The Company’s trust division offers various types of individual retirement accounts ("IRA"s) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At March 31, 2017, total assets managed by the Company’s trust division and OPC amounted to $2.929 billion, compared to $2.850 billion at December 31, 2016. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2017, total assets gathered by Oriental Financial Services from its customer investment accounts amounted to $2.342 billion, compared to $2.351 billion at December 31, 2016. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of March 31, 2017, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2016, based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one; the Banking unit’s adjusted net book value exceeded its fair value by approximately $145.0 million, or 15%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the quarter ended March 31, 2017, the Company performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at March 31, 2017.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,035,019	$1,025,370	0.9%
Obligations of US government-sponsored agencies	3,585	3,884	-7.7%
US Treasury securities	49,004	49,054	-0.1%
CMOs issued by US government-sponsored agencies	96,486	101,831	-5.2%
GNMA certificates	187,897	165,235	13.7%
Puerto Rico government and public instrumentalities	4,247	4,073	4.3%
FHLB stock	17,161	10,793	59.0%
Other debt securities	1,801	1,921	-6.2%
Other investments	317	350	-9.4%
Total investments	1,395,517	1,362,511	2.4%
Loans	4,089,708	4,147,692	-1.4%
Total investments and loans	5,485,225	5,510,203	-0.5%
Other assets:
Cash and due from banks (including restricted cash)	476,616	507,863	-6.2%
Money market investments	6,685	5,606	19.2%
FDIC indemnification asset	-	14,411	-100.0%
Foreclosed real estate	47,551	47,520	0.1%
Accrued interest receivable	18,555	20,227	-8.3%
Deferred tax asset, net	121,442	124,200	-2.2%
Premises and equipment, net	69,786	70,407	-0.9%
Servicing assets	9,688	9,858	-1.7%
Derivative assets	1,123	1,330	-15.6%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	91,867	104,130	-11.8%
Total other assets	929,382	991,621	-6.3%
Total assets	$6,414,607	$6,501,824	-1.3%
Investments portfolio composition:
FNMA and FHLMC certificates	74.1%	75.2%
Obligations of US government-sponsored agencies	0.3%	0.3%
US Treasury securities	3.5%	3.6%
CMOs issued by US government-sponsored agencies	6.9%	7.5%
GNMA certificates	13.5%	12.1%
Puerto Rico government and public instrumentalities	0.3%	0.3%
FHLB stock	1.2%	0.8%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION

	March 31,	December 31,	Variance
	2017	2016	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$709,863	$721,494	-1.6%
Commercial	1,253,712	1,277,866	-1.9%
Consumer	300,412	290,515	3.4%
Auto and leasing	786,606	756,395	4.0%
	3,050,593	3,046,270	0.1%
Allowance for loan and lease losses on originated and other loans and leases	(60,483)	(59,300)	-2.0%
	2,990,110	2,986,970	0.1%
Deferred loan costs, net	6,464	5,766	12.1%
Total originated and other loans loans held for investment, net	2,996,574	2,992,736	0.1%

Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,436	5,562	-2.3%
Consumer	31,001	32,862	-5.7%
Auto	42,523	53,026	-19.8%
	78,960	91,450	-13.7%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,615)	(4,300)	15.9%
	75,345	87,150	-13.5%

Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	558,112	569,253	-2.0%
Commercial	278,665	292,564	-4.8%
Consumer	3,201	4,301	-25.6%
Auto	71,495	85,676	-16.6%
	911,473	951,794	-4.2%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(34,930)	(31,056)	-12.5%
	876,543	920,738	-4.8%
Total acquired BBVAPR loans, net	951,888	1,007,888	-5.6%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	72,966	73,018	-0.1%
Commercial	73,181	81,460	-10.2%
Consumer	1,268	1,372	-7.6%
	147,415	155,850	-5.4%
Allowance for loan and lease losses on Eurobank loans	(22,006)	(21,281)	-3.4%
Total acquired Eurobank loans, net	125,409	134,569	-6.8%
Total acquired loans, net	1,077,297	1,142,457	-5.7%
Total held for investment, net	4,073,871	4,135,193	-1.5%
Mortgage loans held for sale	15,837	12,499	26.7%
Total loans, net	$4,089,708	$4,147,692	-1.4%

The Company’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC. The Company and the FDIC agreed to terminate the shared-loss agreements on February 6, 2017.

As shown in Table 5 above, total loans, net, amounted to $4.090 billion at March 31, 2017 and $4.148 billion at December 31, 2016. The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $709.9 million (23.3% of the gross originated loan portfolio) compared to $721.5 million (23.7% of the gross originated loan portfolio) at December 31, 2016. Mortgage loan production totaled $43.5 million for the quarter ended March 31, 2017, which represents a decrease of 10.0%, from $48.3 million in the year ago quarter. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $10.0 million and $9.7 million at March 31, 2017 and December 31, 2016, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.254 billion (41.1% of the gross originated loan portfolio) compared to $1.278 billion (42.0% of the gross originated loan portfolio) at December 31, 2016. Commercial loan production decreased 52.5% to $37.7 million for the quarter ended March 31, 2017, from $79.3 million for the same period in 2016.

•         Consumer loan portfolio amounted to $300.4 million (9.8% of the gross originated loan portfolio) compared to $290.5 million (9.5% of the gross originated loan portfolio) at December 31, 2016. Consumer loan production increased 23.0% to $42.1 million for the quarter ended March 31, 2017, from $34.3 million for the same period in 2016.

•         Auto and leasing portfolio amounted to $786.6 million (25.8% of the gross originated loan portfolio) compared to $756.4 million (24.8% of the gross originated loan portfolio) at December 31, 2016. Auto and leasing production increased by 37.1% to $86.8 million for the quarter ended March 31, 2017, compared to $64.3 million for the same period in 2016.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2017
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$10,371	$267	2.57%	$10,103	$727	7.20%	$77,754	$1,616	2.08%
90 - 119 days	42	3	7.14%	299	26	8.70%	1,429	78	5.46%
120 - 179 days	-	-	0.00%	-	-	0.00%	861	37	4.30%
180 - 364 days	108	3	2.78%	897	212	23.63%	2,164	107	4.94%
365+ days	352	58	16.48%	2,324	549	23.62%	9,812	824	8.40%
Total	$10,873	$331	3.04%	$13,623	$1,514	11.11%	$92,020	$2,662	2.89%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.35%			0.44%			2.94%
Refinanced or Modified Loans:
Amount	$2,115	$198	9.36%	$547	$42	7.68%	$17,675	$1,150	6.51%
Percentage of Higher-Risk Loan Category	19.45%			4.02%			19.21%
Loan-to-Value Ratio:
Under 70%	$7,026	$191	2.72%	$786	$56	7.12%	$-	$-	-
70% - 79%	1,805	94	5.21%	2,721	241	8.86%	-	-	-
80% - 89%	168	18	10.71%	3,547	418	11.78%	-	-	-
90% and over	1,874	28	1.49%	6,569	799	12.16%	92,020	2,662	2.89%
	$10,873	$331	3.04%	$13,623	$1,514	11.11%	$92,020	$2,662	2.89%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2017
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$10,716	$-	$-	$10,716

Remaining loan is to the Puerto Rico Housing Finance Authority ("PRHFA"). Repayment sources include abandoned and unclaimed funds escheated to the Commonwealth. At March 31, 2017, the allowance for loan and lease losses to PRHFA was $8.0 million.

Municipalities	191,856	307	69,258	122,291

Repayment from property taxes. Secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Investment securities	4,680	2,200	2,480	-

Remaining position is PRHTA security issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation. Next scheduled principal payment for $2.2 million in July 1, 2017. Maturity date July 1, 2018.

Total	$207,252	$2,507	$71,738	$133,007

Some highlights follow regarding the data included above:

•      Loans to municipalities are secured by a pledge of their unlimited taxing power for special additional real and personal property taxes.

•      Deposits from the Puerto Rico government totaled $147.9 million at March 31, 2017.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At March 31, 2017, the Company’s allowance for loan and lease losses amounted to $121.0 million, a $5.1 million increase from $115.9 million at December 31, 2016.

Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At March 31, 2017, $60.5 million of the allowance corresponded to originated and other loans held for investment, or 1.98% of total originated and other loans held for investment, compared to $59.3 million, or 1.95% of total originated and other loans held for investment at December 31, 2016. Provision for loan and lease losses of $11.7 million and recoveries of $3.6 million, were offset by charge-offs of $14.2 million during the quarter ended March 31, 2017. The allowance for residential mortgage loans increased by 7.1% (or $1.2 million), when compared with the balances recorded at December 31, 2016. The allowance for commercial and consumer loans increased by 9.9% (or $893 thousand) and 2.5% (or $327 thousand), respectively, when compared with the balances recorded at December 31, 2016. The allowance for auto and leasing loans decreased 4.3% (or $842 thousand), when compared with the balances recorded at December 31, 2016.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at March 31, 2017 was $3.6 million compared to $4.3 million at December 31, 2016, a 15.9% decrease. The allowance decreased as a result of $1.2 million in charge-offs and $33 thousand in recapture for loan and lease losses, which were partially offset by a $516 thousand of recoveries during the quarter ended March 31, 2017. The allowance for commercial loans increased by 8.3% (or $14 thousand), when compared with the balance recorded at December 31, 2016. The allowance for auto loans decreased by 23.8% (or $262 thousand) and consumer loans decreased by 14.4% (or $437 thousand) respectively, when compared with the balances recorded at December 31, 2016, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at March 31, 2017 was $34.9 million as compared to $31.1 million at December 31, 2016. The allowance increased mainly as a result of a $4.3 million provision for loan and lease losses, slightly offset by $458 thousand in allowance de-recognition during the quarter ended March 31, 2017.

Allowance for loan and lease losses recorded for acquired Eurobank loans at March 31, 2017 was $22.0 million as compared to $21.3 million at December 31, 2016. The allowance increased as a result of $1.6 million in provision for loan and lease losses, partially offset by $895 thousand in allowance de-recognition. The allowance for loan and lease losses on acquired Eurobank loans is accounted for under the provisions of ASC 310-30.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2017 and December 31, 2016, the Company had $95.8 million and $104.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At March 31, 2017 and December 31, 2016, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $99.1 million and $98.1 million, respectively.

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

At March 31, 2017, the Company’s non-performing assets decreased by 5.3% to $148.6 million (2.74% of total assets, excluding acquired loans with deteriorated credit quality) from $156.9 million (2.88% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2016. The Company does not expect non-performing loans to result in significantly higher losses. At March 31, 2017, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 62.47% (56.30% at December 31, 2016).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At March 31, 2017, the Company’s originated non-performing mortgage loans totaled $66.8 million (67.3% of the Company’s non-performing loans), a 10.4% decrease from $74.5 million (68.9% of the Company’s non-performing loans) at December 31, 2016.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2017, the Company’s originated non-performing commercial loans amounted to $19.4 million (19.5% of the Company’s non-performing loans), a 2.0% decrease from $19.8 million at December 31, 2016 (18.3% of the Company’s non-performing loans).

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2017, the Company’s originated non-performing consumer loans remained at $2.0 million (2.0% of the Company’s non-performing loans), a 1.9% decrease from $2.0 million at December 31, 2016 (1.8% of the Company’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2017, the Company’s originated non-performing auto loans and leases amounted to $8.7 million (8.8% of the Company’s total non-performing loans), a decrease of 3.8% from $9.1 million at December 31, 2016 (8.4% of the Company’s total non-performing loans).

•         Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2017, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.3 million (1.3% of the Company’s non-performing loans), a 9.0% decrease from $1.4 million at December 31, 2016 (1.3% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At March 31, 2017, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $594 thousand (0.6% of the Company’s non-performing loans), a 28.3% decrease from $828 thousand at December 31, 2016 (0.8% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2017, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $466 thousand (0.5% of the Company’s non-performing loans), a 15.6% decrease from $552 thousand at December 31, 2016 (0.5% of the Company’s non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,578	$17,344	7.1%
Commercial	9,888	8,995	9.9%
Consumer	13,394	13,067	2.5%
Auto and leasing	18,621	19,463	-4.3%
Unallocated allowance	2	431	-99.5%
Total allowance balance	$60,483	$59,300	2.0%
Allowance composition:
Mortgage	30.71%	29.26%	5.0%
Commercial	16.35%	15.17%	7.8%
Consumer	22.15%	22.04%	0.5%
Auto and leasing	30.79%	32.82%	-6.2%
Unallocated allowance	0.00%	0.73%	-100.0%
	100.00%	100.02%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.62%	2.40%	9.2%
Commercial	0.79%	0.70%	12.9%
Consumer	4.46%	4.50%	-0.9%
Auto and leasing	2.37%	2.57%	-7.8%
Total allowance to total originated loans	1.98%	1.95%	1.5%
Allowance coverage ratio to non-performing loans:
Mortgage	27.82%	23.28%	19.5%
Commercial	51.00%	45.46%	12.2%
Consumer	687.58%	657.96%	4.5%
Auto and leasing	213.81%	215.01%	-0.6%
Total	62.47%	56.30%	11.0%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$183	$169	8.3%
Consumer	2,591	3,028	-14.4%
Auto	841	1,103	-23.8%
Total allowance balance	$3,615	$4,300	-15.9%
Allowance composition:
Commercial	5.06%	3.93%	28.8%
Consumer	71.67%	70.42%	1.8%
Auto	23.27%	25.65%	-9.3%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	3.37%	3.04%	10.9%
Consumer	8.36%	9.21%	-9.2%
Auto	1.98%	2.08%	-4.8%
Total allowance to total acquired loans	4.58%	4.70%	-2.6%
Allowance coverage ratio to non-performing loans:
Commercial	14.21%	11.94%	19.0%
Consumer	436.20%	365.70%	19.3%
Auto	180.47%	199.82%	-9.7%
Total	153.96%	153.85%	0.1%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	March 31,	December 31,
	2017	2016	Variance %
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$3,573	$2,682	33.2%
Commercial	23,528	23,452	0.3%
Auto	7,829	4,922	59.1%
Total allowance balance	$34,930	$31,056	12.5%
Allowance composition:
Mortgage	10.23%	8.64%	18.4%
Commercial	67.36%	75.51%	-10.8%
Auto	22.41%	15.85%	41.4%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$14,168	$11,947	18.6%
Commercial	7,833	9,328	-16.0%
Consumer	5	6	-16.7%
Total allowance balance	$22,006	$21,281	3.4%
Allowance composition:
Mortgage	64.38%	56.14%	14.7%
Commercial	35.58%	43.82%	-18.8%
Consumer	0.02%	0.03%	-33.3%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,
			Variance
	2017	2016	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$59,300	$112,626	-47.3%
Provision for loan and lease losses	11,735	10,660	10.1%
Charge-offs	(14,156)	(13,362)	5.9%
Recoveries	3,604	3,314	8.8%
Balance at end of period	$60,483	$113,238	-46.6%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$4,300	$5,542	-22.4%
(Recapture) provision for loan and lease losses	(33)	296	-111.1%
Charge-offs	(1,169)	(1,556)	-24.9%
Recoveries	517	711	-27.3%
Balance at end of period	$3,615	$4,993	-27.6%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$31,056	$25,785	20.4%
Provision for loan and lease losses	4,332	2,028	113.6%
Loan pools fully charged off	-	(4,352)	-100.0%
Allowance de-recognition	(458)	-	-100.0%
Balance at end of period	$34,930	$23,461	48.9%

Eurobank loans
Balance at beginning of period	$21,281	$90,178	-76.4%
Provision for loan and lease losses	1,620	805	101.2%
FDIC shared-loss portion on recapture of loan and lease losses	-	1,444	-100.0%
Loan pools fully charged off	-	(134)	-100.0%
Allowance de-recognition	(895)	-	-100.0%
Balance at end of period	$22,006	$92,293	-76.2%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	1.98%	3.63%	-45.5%
Non-performing originated loans	62.47%	37.94%	64.7%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	4.58%	3.72%	23.1%
Non-performing acquired loans accounted for under ASC 310-20	153.96%	225.52%	-31.7%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended March 31,
			Variance
	2017	2016	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(2,379)	$(1,662)	43.1%
Recoveries	56	145	-61.4%
Total	(2,323)	(1,517)	53.1%
Commercial
Charge-offs	(856)	(1,011)	-15.3%
Recoveries	89	88	1.1%
Total	(767)	(923)	-16.9%
Consumer
Charge-offs	(3,358)	(2,327)	44.3%
Recoveries	165	102	61.8%
Total	(3,193)	(2,225)	43.5%
Auto
Charge-offs	(7,563)	(8,362)	-9.6%
Recoveries	3,294	2,979	10.6%
Total	(4,269)	(5,383)	-20.7%
Net credit losses
Total charge-offs	(14,156)	(13,362)	5.9%
Total recoveries	3,604	3,314	8.8%
Total	$(10,552)	$(10,048)	5.0%
Net credit losses to average loans outstanding:
Mortgage	1.31%	0.80%	63.8%
Commercial	0.25%	0.26%	-3.8%
Consumer	4.57%	3.80%	20.3%
Auto	2.19%	3.15%	-30.5%
Total	1.40%	1.30%	7.7%
Recoveries to charge-offs	25.46%	24.80%	2.7%
Average originated loans:
Mortgage	$711,553	$756,291	-5.9%
Commercial	1,245,530	1,425,332	-12.6%
Consumer	279,558	234,499	19.2%
Auto	778,815	684,035	13.9%
Total	$3,015,456	$3,100,157	-2.7%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended March 31,
			Variance
	2017	2016	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(6)	$(7)	-14.3%
Recoveries	1	32	-96.9%
Total	(5)	25	-120.0%
Consumer
Charge-offs	(885)	(812)	9.0%
Recoveries	64	81	-21.0%
Total	(821)	(731)	12.3%
Auto
Charge-offs	(278)	(737)	-62.3%
Recoveries	452	598	-24.4%
Total	174	(139)	-225.2%
Net credit losses
Total charge-offs	(1,169)	(1,556)	-24.9%
Total recoveries	517	711	-27.3%
Total	$(652)	$(845)	-22.8%
Net credit losses to average loans outstanding:
Commercial	4.88%	-16.67%	-129.3%
Consumer	5.60%	4.84%	15.7%
Auto	-1.42%	0.60%	-334.4%
Total	2.41%	2.21%	9.4%
Recoveries to charge-offs	44.23%	45.69%	-3.2%
Average loans accounted for under ASC 310-20:
Commercial	$411	$600	-31.5%
Consumer	58,614	60,389	-2.9%
Auto	49,115	92,026	-46.6%
Total	$108,140	$153,015	-29.3%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2017	2016	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$27,931	$32,408	-13.8%
Other loans	67,910	71,941	-5.6%
Accruing loans
Troubled-Debt Restructuring loans	2,708	2,706	0.1%
Other loans	624	1,067	-41.5%
Total non-performing loans	$99,173	$108,122	-8.3%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	46,109	45,587	1.1%
Other repossessed assets	3,269	3,224	1.4%
	$148,551	$156,933	-5.3%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.74%	2.88%	-4.9%
Non-performing assets to total capital	15.95%	17.05%	-6.5%

	Quarter Ended March 31,
	2017	2016
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$934	$1,093

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$66,781	$74,503	-10.4%
Commercial	19,387	19,786	-2.0%
Consumer	1,948	1,986	-1.9%
Auto and leasing	8,709	9,052	-3.8%
	96,825	105,327	-8.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,288	1,415	-9.0%
Consumer	594	828	-28.3%
Auto	466	552	-15.6%
	2,348	2,795	-16.0%
Total	$99,173	$108,122	-8.3%
Non-performing loans composition percentages:
Originated loans
Mortgage	67.3%	68.9%
Commercial	19.5%	18.3%
Consumer	2.0%	1.8%
Auto and leasing	8.8%	8.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.3%	1.3%
Consumer	0.6%	0.8%
Auto	0.5%	0.5%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.17%	3.45%	-8.1%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.83%	1.99%	-8.0%
Total capital	10.65%	11.75%	-9.4%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.19%	1.17%	1.71%
Non-performing loans	37.64%	34.09%	10.4%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	64.18%	63.58%	0.9%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	103.64%	89.25%	16.1%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended March 31,
	2017	2016
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	(406)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	1,444
FDIC indemnification asset benefit (expense)	1,403	(2,865)
Net expenses incurred under shared-loss agreements	-	151
Shared-loss termination settlement	(15,814)
Balance at end of period	$-	$20,923

TABLE 14 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$859,990	$848,502	1.4%
NOW accounts	1,084,905	1,091,237	-0.6%
Savings and money market accounts	1,237,873	1,196,231	3.5%
Certificates of deposit	1,533,600	1,526,805	0.4%
Total deposits	4,716,368	4,662,775	1.1%
Accrued interest payable	1,460	1,712	-14.7%
Total deposits and accrued interest payable	4,717,828	4,664,487	1.1%
Borrowings:
Securities sold under agreements to repurchase	531,179	653,756	-18.7%
Advances from FHLB	104,948	105,454	-0.5%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	185	61	203.3%
Total borrowings	672,395	795,354	-15.5%
Total deposits and borrowings	5,390,223	5,459,841	-1.3%

Other Liabilities:
Derivative liabilities	1,967	2,437	-19.3%
Acceptances outstanding	24,288	23,765	2.2%
Other liabilities	66,700	95,371	-30.1%
Total liabilities	$5,483,178	$5,581,414	-1.8%
Deposits portfolio composition percentages:
Non-interest bearing deposits	18.2%	18.2%
NOW accounts	23.0%	23.4%
Savings and money market accounts	26.3%	25.7%
Certificates of deposit	32.5%	32.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	79.0%	82.2%
Advances from FHLB	15.6%	13.3%
Other term notes	0.0%	0.0%
Subordinated capital notes	5.4%	4.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$530,440	$652,229
Daily average outstanding balance	$575,126	$663,845
Maximum outstanding balance at any month-end	$655,790	$902,500

Liabilities and Funding Sources

As shown in Table 14 above, at March 31, 2017, the Company’s total liabilities were $5.483 billion, 1.8% less than the $5.581 billion reported at December 31, 2016. Deposits and borrowings, the Company’s funding sources, amounted to $5.390 billion at March 31, 2017 versus $5.460 billion at December 31, 2016, a 1.3% decrease.

At March 31, 2017, deposits represented 86% and borrowings represented 14% of interest-bearing liabilities. At March 31, 2017, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.718 billion, an increase of 1.1% from $4.664 billion at December 31, 2016. Demand and savings deposits increased 1.7% to $3.120 billion, time deposits, excluding brokered deposits, increased 0.2% to $1.022 billion, and brokered deposits decreased 0.1%, or $516 thousand, to $575.9 million, which averaged 0.64% at March 31, 2017 compared to 0.62% at December 31, 2016.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At March 31, 2017, borrowings amounted to $672.4 million, representing a decrease of 15.5% when compared with the $795.4 million reported at December 31, 2016. The decrease in borrowings is attributed to decreases in repurchases agreements and to decrease in FHLB-NY advances. Repurchase agreements at March 31, 2017 decreased $280.9 million to $531.2 million from $653.8 million at December 31, 2016, reflecting the maturity of a repurchase agreement amounting to $232.0 million with a rate of 4.78% in March 2, 2017. As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain mortgage loans and investment securities of the Bank.

Stockholders’ Equity

At March 31, 2017, the Company’s total stockholders’ equity was $931.4 million, an 1.2% increase when compared to $920.4 million at December 31, 2016. This increase in stockholders’ equity reflects increases in retained earnings of $7.6 million, in accumulated comprehensive income of $1.8 million, and in legal surplus of $1.5 million. Book value per share was $17.42 at March 31, 2017 compared to $17.18 at December 31, 2016.

From December 31, 2016 to March 31, 2017, tangible common equity to total assets increased to 10.50% from 10.19%, Tier 1 Leverage capital ratio increased to 13.20% from 12.99%, Common Equity Tier 1 capital ratio increased to 14.30% from $14.05%, Tier 1 Risk-Based capital ratio increased to 18.77% from 18.35%, and Total Risk-Based capital ratio increased to 20.05% from 19.62%.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at March 31, 2017 and December 31,  2016:

TABLE 15 — CAPITAL, DIVIDENDS AND STOCK DATA

	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$931,429	$920,411	1.2%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.30%	14.05%	1.8%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$626,707	627,733	-0.2%
Minimum common equity tier 1 capital required	$197,257	201,040	-1.9%
Minimum capital conservation buffer required	$54,794	27,922	96.2%
Excess over regulatory requirement	$374,656	398,770	-6.0%
Risk-weighted assets	$4,383,493	4,467,556	-1.9%
Tier 1 risk-based capital ratio	18.77%	18.35%	2.3%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$822,847	$819,662	0.4%
Minimum tier 1 risk-based capital required	$263,010	$268,053	-1.9%
Excess over regulatory requirement	$559,837	$551,608	1.5%
Risk-weighted assets	$4,383,493	$4,467,556	-1.9%
Total risk-based capital ratio	20.05%	19.62%	2.2%
Minimum total risk-based capital ratio required	8.00%	8.00%	2.2%
Actual total risk-based capital	$878,867	$876,657	0.0%
Minimum total risk-based capital required	$350,679	$357,404	0.3%
Excess over regulatory requirement	$528,187	$519,252	-1.9%
Risk-weighted assets	$4,383,493	$4,467,556	-1.9%
Leverage capital ratio	13.20%	12.99%	1.6%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$822,847	$819,662	0.4%
Minimum tier 1 capital required	$249,254	$252,344	-1.2%
Excess over regulatory requirement	$573,592	$567,318	-1.2%
Tangible common equity to total assets	10.50%	10.19%	1.1%
Tangible common equity to risk-weighted assets	15.37%	14.82%	3.0%
Total equity to total assets	14.52%	14.16%	3.7%
Total equity to risk-weighted assets	21.25%	20.60%	2.5%
Stock data:
Outstanding common shares	43,947,442	43,914,844	0.1%
Book value per common share	$17.42	$17.18	1.4%
Tangible book value per common share	$15.33	$15.08	1.7%
Market price at end of period	$11.80	$13.10	-9.9%
Market capitalization at end of period	$518,580	$575,284	-9.9%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2017, and December 31, 2016:

	March 31,	December 31,
	2017	2016
	(In thousands, except share or per share information)
Total stockholders' equity	$931,429	$920,411
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(4,029)	(4,260)
Customer relationship intangible	(1,763)	(1,900)
Total tangible common equity	$673,698	$662,312
Total assets	6,414,607	6,501,824
Goodwill	(86,069)	(86,069)
Core deposit intangible	(4,029)	(4,260)
Customer relationship intangible	(1,763)	(1,900)
Total tangible assets	$6,322,746	$6,409,595
Tangible common equity to tangible assets	10.66%	10.33%
Common shares outstanding at end of period	43,947,442	43,914,844
Tangible book value per common share	$15.33	$15.08

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$626,707	$627,733	-0.2%
Additional tier 1 capital	196,140	191,929	2.2%
Tier 1 capital	822,847	819,662	0.4%
Additional Tier 2 capital	56,020	56,995	-1.7%
Total risk-based capital	$878,867	$876,657	0.3%
Risk-weighted assets:
Balance sheet items	$4,244,737	$4,307,817	-1.5%
Off-balance sheet items	138,756	159,739	-13.1%
Total risk-weighted assets	$4,383,493	$4,467,556	-1.9%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.30%	14.05%	1.8%
Tier 1 capital (minimum required - 6%)	18.77%	18.35%	2.3%
Total capital (minimum required - 8%)	20.05%	19.62%	2.2%
Leverage ratio	13.20%	12.99%	1.6%
Equity to assets	14.52%	14.16%	2.5%
Tangible common equity to assets	10.50%	10.19%	3.0%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2017 and December 31, 2016:

	March 31,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.42%	17.96%	2.6%
Actual common equity tier 1 capital	$806,972	$800,544	0.8%
Minimum capital requirement (4.5%)	$197,157	$200,585	-1.7%
Minimum capital conservation buffer requirement (1.25% at March 31, 2017 - 0.625% at December 31, 2016)	$54,766	$27,859	96.6%
Minimum to be well capitalized (6.5%)	$284,783	$289,734	-1.7%
Tier 1 Capital to Risk-Weighted Assets	18.42%	17.96%	2.6%
Actual tier 1 risk-based capital	$806,972	$800,544	0.8%
Minimum capital requirement (6%)	$262,877	$267,447	-1.7%
Minimum to be well capitalized (8%)	$350,502	$356,596	-1.7%
Total Capital to Risk-Weighted Assets	19.69%	19.23%	2.4%
Actual total risk-based capital	$862,768	$857,259	0.6%
Minimum capital requirement (8%)	$350,502	$356,596	-1.7%
Minimum to be well capitalized (10%)	$438,128	$445,745	-1.7%
Total Tier 1 Capital to Average Total Assets	13.01%	12.75%	2.0%
Actual tier 1 capital	$806,972	$800,544	0.8%
Minimum capital requirement (4%)	$248,133	$251,200	-1.2%
Minimum to be well capitalized (5%)	$310,167	$314,000	-1.2%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2017 and December 31, 2016, the Company’s market capitalization for its outstanding common stock was $518.6 million ($11.80 per share) and $575.3 million ($13.10 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2017
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10

Under the Company’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the quarter ended March 31, 2017.

At March 31, 2017, the number of shares that may yet be purchased under such program is estimated at 655,157 and was calculated by dividing the remaining balance of $7.7 million by $11.80 (closing price of the Company common stock at March 31, 2017).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2017 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$10,964	4.03%	$9,670	3.50%
+ 100 Basis points	$5,547	2.04%	$4,902	1.78%
- 50 Basis points	$(2,615)	-0.96%	$(2,263)	-0.82%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2017.

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

Derivative instruments that are used as part of the Company’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give the Company the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, the Company enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 7 to the accompanying consolidated financial statements for further information concerning the Company’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale  borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $822 thousand (notional amount of $36.2 million) was recognized at March 31, 2017 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2017, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $1.0 million (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $1.0 million (notional amounts of $12.5 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of March 31, 2017, the Company had $36.2 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $36.2 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s executive Credit Risk Committee, composed of its Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Risk officer, and other senior executives, has primary responsibility for setting strategies to achieve the Company’s credit risk goals and objectives. Those goals and objectives are set forth in the Company’s Credit Policy as approved by the Board.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. The Company has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of March 31, 2017, the Company had $530.4 million in repurchase agreements, excluding accrued interest, and $575.9 million in brokered deposits.

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

As of March 31, 2017, the Company had approximately $480.3 million in unrestricted cash and cash equivalents, $801.6 million in investment securities that are not pledged as collateral, $1.004 billion in borrowing capacity at the FHLB-NY.

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

The Company is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Chief Compliance Officer who reports to the Chief Executive Officer and the BSA Officer who reports to the Chief Risk Officer. The Chief Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, except for the Bank Secrecy Act/Anti-Money Laundering compliance program, which is overseen and implemented by the BSA Officer.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in the Company's annual report on Form 10-K for the year ended December 31, 2016. In addition to other information set forth in this report, you should carefully consider the risk factors included in the Company’s annual report on Form 10-K, as updated by this report or other filings the Company makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to the Company at this time or that the Company currently deems immaterial may also adversely affect the Company’s business, financial condition or results of operations.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 5, 2017
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: May 5, 2017
Maritza Arizmendi
Executive Vice President and Chief Financial Officer

By:	/s/ Vanessa de Armas	Date: May 5, 2017
Vanessa de Armas
Controller