Form 10-Q
period 2017-06-30
OFG BANCORP
filed 2017-08-04
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

 43,947,442 common shares ($1.00 par value per share) outstanding as of July 31, 2017

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

ITEM 1.               FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016

	June 30,	December 31,
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$470,841	$504,833
Money market investments	6,467	5,606
Total cash and cash equivalents	477,308	510,439
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2016 - $667)	294	347
Investment securities available-for-sale, at fair value, with amortized cost of $649,280 (December 31, 2016 - $749,867)	649,327	751,484
Investment securities held-to-maturity, at amortized cost, with fair value of $549,595 (December 31, 2016 - $592,763)	555,407	599,884
Federal Home Loan Bank (FHLB) stock, at cost	16,616	10,793
Other investments	3	3
Total investments	1,221,647	1,362,511
Loans:
Loans held-for-sale, at lower of cost or fair value	47,691	12,499
Loans held for investment, net of allowance for loan and lease losses of $132,295 (December 31, 2016 - $115,937)	4,044,175	4,135,193
Total loans	4,091,866	4,147,692
Other assets:
FDIC indemnification asset	-	14,411
Foreclosed real estate	50,223	47,520
Accrued interest receivable	19,798	20,227
Deferred tax asset, net	116,199	124,200
Premises and equipment, net	69,836	70,407
Customers' liability on acceptances	22,739	23,765
Servicing assets	9,866	9,858
Derivative assets	957	1,330
Goodwill	86,069	86,069
Other assets	66,288	80,365
Total assets	$6,235,826	$6,501,824

See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2017 AND DECEMBER 31, 2016 (CONTINUED)

	June 30,	December 31,
	2017	2016
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,844,996	$1,939,764
Savings accounts	1,169,002	1,196,232
Time deposits	1,568,688	1,528,491
Total deposits	4,582,686	4,664,487
Borrowings:
Securities sold under agreements to repurchase	453,492	653,756
Advances from FHLB	137,540	105,454
Subordinated capital notes	36,083	36,083
Other borrowings	177	61
Total borrowings	627,292	795,354
Other liabilities:
Derivative liabilities	1,881	2,437
Acceptances executed and outstanding	22,739	23,765
Accrued expenses and other liabilities	62,259	95,370
Total liabilities	5,296,857	5,581,413
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding,
December 31, 2016 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2016 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued: 43,947,442 shares outstanding (December 31, 2016 - 52,625,869;
43,914,844)	52,626	52,626
Additional paid-in capital	541,005	540,948
Legal surplus	79,460	76,293
Retained earnings	194,687	177,808
Treasury stock, at cost, 8,678,427 shares (December 31, 2016 - 8,711,025 shares)	(104,502)	(104,860)
Accumulated other comprehensive (loss) income, net of tax of $569 (December 31, 2016 $983)	(307)	1,596
Total stockholders’ equity	938,969	920,411
Total liabilities and stockholders’ equity	$6,235,826	$6,501,824

See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Interest income:
Loans	$77,238	$79,675	$154,888	$160,827
Mortgage-backed securities	7,276	7,220	14,482	16,217
Investment securities and other	1,426	1,013	2,748	2,170
Total interest income	85,940	87,908	172,118	179,214
Interest expense:
Deposits	7,652	7,367	15,005	14,491
Securities sold under agreements to repurchase	1,734	4,258	4,979	10,358
Advances from FHLB and other borrowings	607	2,098	1,202	4,337
Subordinated capital notes	384	873	751	1,741
Total interest expense	10,377	14,596	21,937	30,927
Net interest income	75,563	73,312	150,181	148,287
Provision for loan and lease losses, net	26,536	14,445	44,190	28,234
Net interest income after provision for loan and lease losses	49,027	58,867	105,991	120,053
Non-interest income:
Banking service revenue	10,458	10,219	21,084	20,337
Wealth management revenue	6,516	7,041	12,731	13,193
Mortgage banking activities	959	1,024	1,546	1,879
Total banking and financial service revenues	17,933	18,284	35,361	35,409

FDIC shared-loss benefit (expense), net	-	(3,420)	1,403	(7,449)
Net gain (loss) on:
Sale of securities	6,891	211	6,891	12,207
Derivatives	22	(10)	103	(13)
Early extinguishment of debt	(80)	-	(80)	(12,000)
Other non-interest income	120	90	282	504
Total non-interest income, net	24,886	15,155	43,960	28,658

See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	19,317	18,441	39,664	38,696
Professional and service fees	3,225	2,810	6,462	5,795
Occupancy and equipment	8,690	8,107	16,057	15,929
Insurance	1,183	3,155	2,783	6,305
Electronic banking charges	5,450	4,947	10,352	10,536
Information technology expenses	2,069	1,606	4,068	3,262
Advertising, business promotion, and strategic initiatives	1,361	1,294	2,722	2,588
Loss on sale of foreclosed real estate and other repossessed assets	1,787	4,163	3,113	6,094
Loan servicing and clearing expenses	1,270	1,966	2,459	4,096
Taxes, other than payroll and income taxes	2,393	2,330	4,764	5,001
Communication	761	581	1,506	1,400
Printing, postage, stationary and supplies	665	600	1,303	1,325
Director and investor relations	274	301	554	579
Credit related expenses	2,217	2,203	4,843	4,458
Other	2,154	1,321	3,850	2,618
Total non-interest expense	52,816	53,825	104,500	108,682
Income before income taxes	21,097	20,197	45,451	40,029
Income tax expense	3,993	5,858	13,197	11,519
Net income	17,104	14,339	32,254	28,510
Less: dividends on preferred stock	(3,466)	(3,466)	(6,931)	(6,931)
Income available to common shareholders	$13,638	$10,873	$25,323	$21,579
Earnings per common share:
Basic	$0.30	$0.25	$0.58	$0.49
Diluted	$0.30	$0.25	$0.57	$0.49
Average common shares outstanding and equivalents	51,100	51,095	51,093	51,081
Cash dividends per share of common stock	$0.06	$0.06	$0.12	$0.12

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$17,104	$14,339	$32,254	$28,510
Other comprehensive (loss) income before tax:
Unrealized gain on securities available-for-sale	3,454	3,719	5,319	12,364
Realized gain on investment securities included in net income	(6,891)	(211)	(6,891)	(12,207)
Unrealized (loss) gain on cash flow hedges	(102)	663	81	652
Other comprehensive (loss) income before taxes	(3,539)	4,171	(1,491)	809
Income tax effect	(116)	(650)	(412)	999
Other comprehensive (loss) income after taxes	(3,655)	3,521	(1,903)	1,808
Comprehensive income	$13,449	$17,860	$30,351	$30,318

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

	Six-Month Period Ended June 30,
	2017	2016
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	540,948	540,512
Stock-based compensation expense	515	698
Stock-based compensation excess tax benefit recognized in income	(100)	-
Lapsed restricted stock units	(358)	(505)
Balance at end of period	541,005	540,705
Legal surplus:
Balance at beginning of period	76,293	70,435
Transfer from retained earnings	3,167	2,830
Balance at end of period	79,460	73,265
Retained earnings:
Balance at beginning of period	177,808	148,886
Net income	32,254	28,510
Cash dividends declared on common stock	(5,277)	(5,272)
Cash dividends declared on preferred stock	(6,931)	(6,931)
Transfer to legal surplus	(3,167)	(2,830)
Balance at end of period	194,687	162,363
Treasury stock:
Balance at beginning of period	(104,860)	(105,379)
Lapsed restricted stock units	358	505
Balance at end of period	(104,502)	(104,874)
Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of period	1,596	13,997
Other comprehensive (loss) income, net of tax	(1,903)	1,808
Balance at end of period	(307)	15,805
Total stockholders’ equity	$938,969	$915,890

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

	Six-Month Period Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$32,254	$28,510
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	1,455	1,977
Amortization of fair value premiums, net of discounts, on acquired loans	2	39
Amortization of investment securities premiums, net of accretion of discounts	4,362	4,356
Amortization of core deposit and customer relationship intangibles	737	839
Amortization of fair value premiums on acquired deposits	-	189
FDIC shared-loss (benefit) expense, net	(1,403)	7,449
Depreciation and amortization of premises and equipment	4,231	5,025
Deferred income tax expense, net	7,570	3,543
Provision for loan and lease losses, net	44,190	28,234
Stock-based compensation	515	698
Stock-based compensation excess tax benefit recognized in income	(100)	-
(Gain) loss on:
Sale of securities	(6,891)	(12,207)
Sale of mortgage loans held-for-sale	(517)	(809)
Derivatives	(103)	88
Early extinguishment of debt	80	12,000
Foreclosed real estate	3,453	7,287
Sale of other repossessed assets	(153)	(1,235)
Sale of premises and equipment	-	13
Originations of loans held-for-sale	(74,806)	(90,052)
Proceeds from sale of mortgage loans held-for-sale	24,020	32,212
Net (increase) decrease in:
Trading securities	53	(60)
Accrued interest receivable	429	628
Servicing assets	(8)	(477)
Other assets	12,493	(4,872)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(370)	(373)
Accrued expenses and other liabilities	(45,858)	8,253
Net cash provided by operating activities	5,635	31,255

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016 (CONTINUED)

	Six-Month Period Ended June 30,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(114,595)	(302)
Investment securities held-to-maturity	-	(51,717)
FHLB stock	(26,730)	(8,512)
Maturities and redemptions of:
Investment securities available-for-sale	57,714	74,208
Investment securities held-to-maturity	41,920	34,304
FHLB stock	20,907	9,457
Proceeds from sales of:
Investment securities available-for-sale	212,203	300,483
Foreclosed real estate and other repossessed assets, including write-offs	21,754	25,779
Proceeds from sale of loans held-for-sale	-	478
Premises and equipment	-	44
Origination and purchase of loans, excluding loans held-for-sale	(384,211)	(373,927)
Principal repayment of loans, including covered loans	367,834	386,477
(Repayments to) reimbursements from the FDIC on shared-loss agreements, net	(10,125)	738
Additions to premises and equipment	(3,660)	(3,077)
Net change in restricted cash	-	319
Net cash provided by investing activities	183,011	394,752

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016 – (CONTINUED)

	Six-Month Period Ended June 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	(41,900)	(87,864)
Securities sold under agreements to repurchase	(199,466)	(320,000)
FHLB advances, federal funds purchased, and other borrowings	32,194	(25,951)
Subordinated capital notes	-	350
Dividends paid on preferred stock	(6,931)	(6,931)
Dividends paid on common stock	(5,674)	(5,272)
Net cash used in financing activities	$(221,777)	$(445,668)
Net change in cash and cash equivalents	(33,131)	(19,661)
Cash and cash equivalents at beginning of period	510,439	536,709
Cash and cash equivalents at end of period	$477,308	$517,048
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$21,386	$30,454
Income taxes paid	$15	$3,642
Mortgage loans securitized into mortgage-backed securities	$49,648	$53,872
Transfer from loans to foreclosed real estate and other repossessed assets	$28,293	$21,865
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$33,647	$-
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$112	$182

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

Recent Accounting Developments

Scope of Modification Accounting. In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU No. 2017-08 is effective for fiscal years, and interim periods, beginning after December 15, 2018, with early adoption permitted. The Company's Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards. If any change occurs in the future to the Omnibus Plan, the Company will evaluate it under this guideline.

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of  the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on the Company's consolidated financial position or results of operations. At June 30, 2017, the Company does not have callable debt securities.

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. The Company is in the process of assessing the methodology and the software to be used.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. While the new guidance does not apply to revenue associated with loans or securities, the Company has been working to identify the customer contracts within the scope of the new guidance and assess the related revenues to determine if any accounting or internal control changes will be required for the new provisions. While the assessment is not complete, the timing of the Company’s revenue recognition is not expected to materially change. Overall, the Company does not expect the new guidance to have a material impact on its consolidated financial position or results of operations. The next phase of the Company’s implementation work will be to evaluate required disclosures to be in compliance with the standard.

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

At June 30, 2017, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At December 31, 2016, they held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand as the required legal reserve. The certificate of deposit and other securities cannot be withdrawn or sold by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions ("OCFI").

As part of its derivative activities, the Company has entered into collateral agreements with certain financial counterparties.  At both June 30, 2017 and December 31, 2016, the Company had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, the Company assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both June 30, 2017 and December 31, 2016, the Company delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2017 was $163.2 million (December 31, 2016 - $161.0 million). At June 30, 2017 and December 31, 2016, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

The Company considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2017 and December 31, 2016, money market instruments included as part of cash and cash equivalents amounted to $6.5 million and $5.6 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by the Company at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$346,388	$2,102	$1,797	$346,693	2.35%
GNMA certificates	145,538	1,633	487	146,684	2.93%
CMOs issued by US government-sponsored agencies	92,622	10	1,078	91,554	1.89%
Total mortgage-backed securities	584,548	3,745	3,362	584,931	2.42%
Investment securities
US Treasury securities	55,031	3	44	54,990	1.13%
Obligations of US government-sponsored agencies	3,353	-	27	3,326	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	339	4,341	5.55%
Other debt securities	1,668	71	-	1,739	3.00%
Total investment securities	64,732	74	410	64,396	1.51%
Total securities available for sale	$649,280	$3,819	$3,772	$649,327	2.33%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$555,407	$212	$6,024	$549,595	2.11%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$422,168	$6,354	$3,036	$425,486	2.59%
GNMA certificates	163,614	2,241	620	165,235	2.95%
CMOs issued by US government-sponsored agencies	103,990	64	2,223	101,831	1.88%
Total mortgage-backed securities	689,772	8,659	5,879	692,552	2.57%
Investment securities
US Treasury securities	49,672	-	618	49,054	1.73%
Obligations of US government-sponsored agencies	3,903	-	19	3,884	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	607	4,073	5.55%
Other debt securities	1,840	81	-	1,921	3.00%
Total investment securities	60,095	81	1,244	58,932	2.04%
Total securities available-for-sale	$749,867	$8,740	$7,123	$751,484	2.53%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$599,884	$145	$7,266	$592,763	2.15%

The amortized cost and fair value of the Company’s investment securities at June 30, 2017, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$8,102	$8,185	$-	$-
Total due from 1 to 5 years	8,102	8,185	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$70,850	$70,047	$-	$-
FNMA and FHLMC certificates	69,364	69,403	-	-
Total due after 5 to 10 years	140,214	139,450	-	-
Due after 10 years
FNMA and FHLMC certificates	$268,922	$269,105	$555,407	$549,595
GNMA certificates	145,538	146,684	-	-
CMOs issued by US government-sponsored agencies	21,772	21,507	-	-
Total due after 10 years	436,232	437,296	555,407	549,595
Total mortgage-backed securities	584,548	584,931	555,407	549,595
Investment securities
Due less than one year
US Treasury securities	$45,092	$45,095	$-	$-
Total due in less than one year	45,092	45,095	-	-
Due from 1 to 5 years
US Treasury securities	$9,939	$9,895	$-	$-
Obligations of US government and sponsored agencies	3,353	3,326	-	-
Obligations of Puerto Rico government and public instrumentalities	4,680	4,341	-	-
Total due from 1 to 5 years	17,972	17,562	-	-
Due from 5 to 10 years
Other debt securities	1,668	1,739	-	-
Total due after 5 to 10 years	1,668	1,739	-	-
Total investment securities	64,732	64,396	-	-
Total	$649,280	$649,327	$555,407	$549,595

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six-month period ended June 30, 2017 the Company retained securitized GNMA pools totaling $49.8 million amortized cost, at a yield of 3.15% from its own originations while during the six-month period ended June 30, 2016 that amount totaled $54.2 million, amortized cost, at a yield of 3.01%.

During the six-month period ended June 30, 2017, the Company sold $166.0 million of mortgage-backed securities and $39.3 million of US Treasury securities, and recorded a net gain on sale of securities of $6.9 million. During the six-month period ended June 30, 2016, the Company sold $277.2 million on mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and recorded a net gain on sale of securities of $12.2 million.

	Six-Month Period Ended June 30, 2017
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$107,510	$102,311	$5,199	$-
GNMA certificates	65,284	63,704	1,580	-
Investment securities
US Treasury securities	39,409	39,297	112	-
Total	$212,203	$205,312	$6,891	$-

	Six-Month Period Ended June 30, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$293,505	$277,181	$16,324	$-
Investment securities
Obligations of PR government and public instrumentalities	6,978	11,095	-	4,117
Total mortgage-backed securities	$300,483	$288,276	$16,324	$4,117

The following tables show the Company’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$30,309	$342	$29,967
Obligations of US government and sponsored agencies	3,353	27	3,326
Obligations of Puerto Rico government and public instrumentalities	4,680	339	4,341
	$38,342	$708	$37,634
Securities held to maturity
FNMA and FHLMC certificates	$6,753	$164	$6,589

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$61,115	$736	$60,379
FNMA and FHLMC certificates	164,473	1,797	162,676
GNMA certificates	30,437	487	29,950
US Treausury Securities	10,263	44	10,219
	$266,288	$3,064	$263,224
Securities held-to-maturity
FNMA and FHLMC Certificates	$471,100	$5,860	$465,240

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$91,424	$1,078	$90,346
FNMA and FHLMC certificates	164,473	1,797	162,676
Obligations of Puerto Rico government and public instrumentalities	4,680	339	4,341
Obligations of US government and sponsored agencies	3,353	27	3,326
GNMA certificates	30,437	487	29,950
US Treausury Securities	10,263	44	10,219
	$304,630	$3,772	$300,858
Securities held-to-maturity
FNMA and FHLMC certificates	$477,853	$6,024	$471,829

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico government and public instrumentalities	$4,680	$607	$4,073
CMOs issued by US government-sponsored agencies	33,883	793	33,090
	$38,563	$1,400	$37,163

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	67,777	1,430	66,347
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treausury Securities	49,172	618	48,554
	$335,079	$5,723	$329,356
Securities held to maturity
FNMA and FHLMC certificates	$525,258	$7,266	$517,992

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	101,660	2,223	99,437
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of Puerto Rico government and public instrumentalities	4,680	607	4,073
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treausury Securities	49,172	618	48,554
	$373,642	$7,123	$366,519
Securities held to maturity
FNMA and FHLMC certificates	$525,258	$7,266	$517,992

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

Most of the investments ($777.8 million, amortized cost, or 99.4%) with an unrealized loss position at June 30, 2017 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The sole exposure to PR bond ($4.7 million, amortized cost, or 0.6%) with an unrealized loss position at June 30, 2017 consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The decline in the market value of this security is mainly attributed to the significant economic and fiscal challenges that Puerto Rico is facing, which is expected to result in a significant restructuring of the government under the supervision of a federally created Fiscal Oversight Board. All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond had an aggregate fair value of $4.3 million at June 30, 2017 (93% of the bond's amortized cost) and matures on July 1, 2018. The discounted cash flow analysis for the investment showed a cumulative default probability at maturity of 6.4%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, the Company determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of June 30, 2017. Also, the Company’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. On July 1, 2017, the Company received a scheduled principal payment of $2.2 million. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the period ended June 30, 2017.

As of June 30, 2017, the Company performed a cash flow analysis of its Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of this investment was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investment, and included the following components:

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

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the six-month periods ended June 30, 2017 and 2016 on available-for-sale securities:

	Six-Month Period Ended June 30,
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

  The composition of the Company’s loan portfolio at June 30, 2017 and December 31, 2016 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$699,290	$721,494
Commercial	1,270,844	1,277,866
Consumer	314,267	290,515
Auto and leasing	807,204	756,395
	3,091,605	3,046,270
Allowance for loan and lease losses on originated and other loans and leases	(69,666)	(59,300)
	3,021,939	2,986,970
Deferred loan costs, net	6,574	5,766
Total originated and other loans loans held for investment, net	3,028,513	2,992,736
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,350	5,562
Consumer	30,233	32,862
Auto	33,661	53,026
	69,244	91,450
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,348)	(4,300)
	65,896	87,150
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	544,325	569,253
Commercial	266,002	292,564
Consumer	2,163	4,301
Auto	58,078	85,676
	870,568	951,794
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(37,494)	(31,056)
	833,074	920,738
Total acquired BBVAPR loans, net	898,970	1,007,888
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	70,329	73,018
Commercial	66,894	81,460
Consumer	1,256	1,372
Total acquired Eurobank loans	138,479	155,850
Allowance for loan and lease losses on Eurobank loans	(21,787)	(21,281)
Total acquired Eurobank loans, net	116,692	134,569
Total acquired loans, net	1,015,662	1,142,457
Total held for investment, net	4,044,175	4,135,193
Mortgage loans held-for-sale	14,044	12,499
Other loans held-for-sale	33,647	-
Total loans, net	$4,091,866	$4,147,692

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

The Company’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment at June 30, 2017 and December 31, 2016, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	June 30, 2017
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$193	$1,406	$2,930	$4,529	$-	$43,252	$47,781	$168
Years 2003 and 2004	333	3,162	6,319	9,814	299	76,028	86,141	-
Year 2005	106	2,247	3,500	5,853	284	39,796	45,933	-
Year 2006	262	1,641	5,882	7,785	185	56,871	64,841	-
Years 2007, 2008 and 2009	435	1,693	8,653	10,781	38	60,375	71,194	335
Years 2010, 2011, 2012, 2013	324	1,506	6,845	8,675	-	124,191	132,866	164
Years 2014, 2015, 2016 and 2017	-	184	1,380	1,564	-	115,824	117,388	-
	1,653	11,839	35,509	49,001	806	516,337	566,144	667
Non-traditional	-	161	4,303	4,464	-	16,011	20,475	-
Loss mitigation program	11,348	7,291	13,806	32,445	2,921	67,744	103,110	1,217
	13,001	19,291	53,618	85,910	3,727	600,092	689,729	1,884
Home equity secured personal loans	-	-	-	-	-	332	332	-
GNMA's buy-back option program	-	-	9,229	9,229	-	-	9,229	-
	13,001	19,291	62,847	95,139	3,727	600,424	699,290	1,884
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	-	226,979	226,979	-
Institutional	-	-	254	254	-	46,806	47,060	-
Middle market	-	-	3,601	3,601	634	224,571	228,806	-
Retail	1,350	1,242	8,301	10,893	4,496	230,863	246,252	-
Floor plan	-	-	-	-	-	2,916	2,916	-
Real estate	-	-	-	-	-	15,783	15,783	-
	1,350	1,242	12,156	14,748	5,130	747,918	767,796	-
Other commercial and industrial:
Corporate	-	-	-	-	-	161,839	161,839	-
Institutional	-	-	-	-	-	128,479	128,479	-
Middle market	881	-	-	881	1,227	84,158	86,266	-
Retail	327	848	1,300	2,475	695	85,673	88,843	-
Floor plan	-	-	53	53	-	37,568	37,621	-
	1,208	848	1,353	3,409	1,922	497,717	503,048	-
	2,558	2,090	13,509	18,157	7,052	1,245,635	1,270,844	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$442	$288	$636	$1,366	$-	$26,308	$27,674	$-
Overdrafts	29	13	20	62	-	167	229	-
Personal lines of credit	59	-	29	88	-	2,188	2,276	-
Personal loans	2,693	1,752	1,096	5,541	699	262,728	268,968	-
Cash collateral personal loans	216	3	-	219	-	14,901	15,120	-
	3,439	2,056	1,781	7,276	699	306,292	314,267	-
Auto and leasing	45,914	20,458	8,205	74,577	90	732,537	807,204	-
Total	$64,912	$43,895	$86,342	$195,149	$11,568	$2,884,888	$3,091,605	$1,884

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

At June 30, 2017 and December 31, 2016, the Company had carrying balance of $132.2 million and $136.6 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. On June 30, 2017, the Company was opportunistic and entered into an agreement to sell a performing originated municipal loan, which was due in July 2018, for $28.8 million. The sale reduced near-term risk associated with a likely refinancing. The loan was moved to other loans held-for-sale at June 30, 2017 with a balance of  $33.7 million, and included a principal payment of $4.8 million received by the Company in July 1, 2017. The sale transaction settled in July 5, 2017.  In addition, on July 1, 2017, the Company received $3.7 million principal payments from the remaining municipal loans.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of June 30, 2017 and December 31, 2016, by class of loans:

	June 30, 2017
								Loans 90+
								Days Past
					Current			Due and
	30-59 Days	60-89 Days	90+ Days	Total Past	in Non-	Current		Still
	Past Due	Past Due	Past Due	Due	Accrual	Accruing	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$28	$-	$98	$126	$-	$-	$126	$-
Floor plan	-	-	959	959	-	1,148	2,107	-
	28	-	1,057	1,085	-	1,148	2,233	-
Other commercial and industrial
Retail	50	32	45	127	-	2,988	3,115	-
Floor plan	-	-	2	2	-	-	2	-
	50	32	47	129	-	2,988	3,117	-
	78	32	1,104	1,214	-	4,136	5,350	-
Consumer
Credit cards	676	203	489	1,368	-	26,206	27,574	-
Personal loans	133	10	47	190	-	2,469	2,659	-
	809	213	536	1,558	-	28,675	30,233	-
Auto	2,435	1,231	325	3,991	-	29,670	33,661	-
Total	$3,322	$1,476	$1,965	$6,763	$-	$62,481	$69,244	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at June 30, 2017 and December 31, 2016 is as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Contractual required payments receivable:	$1,569,855	$1,669,602
Less: Non-accretable discount	366,762	363,107
Cash expected to be collected	1,203,093	1,306,495
Less: Accretable yield	332,525	354,701
Carrying amount, gross	870,568	951,794
Less: allowance for loan and lease losses	37,494	31,056
Carrying amount, net	$833,074	$920,738

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2017 and December 31, 2016, the Company had $66.6 million and $66.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations and a $10.6 million participation in a loan to the Puerto Rico Housing Finance Authority ("PRHFA") legally required to be repaid from abandoned or unclaimed funds at financial institutions that revert to the government under a Puerto Rico escheat law. Such loan defaulted on an annual principal payment in the third quarter of 2016. On July 1, 2017, the Company received $5.2 million principal payments from acquired BBVAPR loans to municipalities.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2017, and 2016:

	Quarter Ended June 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$276,817	$46,902	$6,583	$3,058	$333,360
Accretion	(7,694)	(4,513)	(1,776)	(556)	(14,539)
Change in expected cash flows	1	15,993	98	50	16,142
Transfer (to) from non-accretable discount	1,024	(2,344)	(52)	(1,066)	(2,438)
Balance at end of period	$270,148	$56,038	$4,853	$1,486	$332,525

Non-Accretable Discount Activity:
Balance at beginning of period	$309,993	$14,803	$22,564	$18,159	$365,519
Change in actual and expected losses	(2,465)	(280)	1,344	206	(1,195)
Transfer from (to) accretable yield	(1,024)	2,344	52	1,066	2,438
Balance at end of period	$306,504	$16,867	$23,960	$19,431	$366,762

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(15,584)	(9,494)	(3,923)	(1,158)	(30,159)
Change in expected cash flows	2	16,191	150	86	16,429
Transfer (to) from non-accretable discount	(6,385)	(1,025)	88	(1,124)	(8,446)
Balance at end of period	$270,148	$56,038	$4,853	$1,486	$332,525

Non-Accretable Discount Activity:
Balance at beginning of period	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(5,496)	(1,123)	1,641	187	(4,791)
Transfer from (to) accretable yield	6,385	1,025	(88)	1,124	8,446
Balance at end of period	$306,504	$16,867	$23,960	$19,431	$366,762

	Quarter Ended June 30, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$260,557	$57,258	$17,587	$5,261	$340,663
Accretion	(8,294)	(6,579)	(3,616)	(870)	(19,359)
Change in actual and expected losses	-	2,654	630	(1)	3,283
Transfer from (to) non-accretable discount	31,560	(1,026)	(498)	495	30,531
Balance at end of period	$283,823	$52,307	$14,103	$4,885	$355,118

Non-Accretable Discount Activity:
Balance at beginning of period	$370,155	$18,148	$21,938	$18,735	$428,976
Change in actual and expected losses	(2,442)	(1,173)	(315)	(15)	(3,945)
Transfer (to) from accretable yield	(31,560)	1,026	498	(495)	(30,531)
Balance at end of period	$336,153	$18,001	$22,121	$18,225	$394,500

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$268,794	$65,026	$21,578	$6,290	$361,688
Accretion	(16,601)	(14,287)	(7,827)	(1,808)	(40,523)
Change in actual and expected losses	-	2,982	631	(1)	3,612
Transfer (to) from non-accretable discount	31,630	(1,414)	(279)	404	30,341
Balance at end of period	$283,823	$52,307	$14,103	$4,885	$355,118

Non-Accretable Discount Activity:
Balance at beginning of period	$374,772	$18,545	$22,039	$18,834	$434,190
Change in actual and expected losses	(6,989)	(1,958)	(197)	(205)	(9,349)
Transfer from (to) accretable yield	(31,630)	1,414	279	(404)	(30,341)
Balance at end of period	$336,153	$18,001	$22,121	$18,225	$394,500

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at June 30, 2017 and December 31, 2016 is as follows:

	June 30	December 31
	2017	2016
	(In thousands)
Contractual required payments receivable:	$201,564	$232,698
Less: Non-accretable discount	9,010	12,340
Cash expected to be collected	192,554	220,358
Less: Accretable yield	54,075	64,508
Carrying amount, gross	138,479	155,850
Less: Allowance for loan and lease losses	21,787	21,281
Carrying amount, net	$116,692	$134,569

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and six-month periods ended June 30, 2017, and 2016:

	Quarter Ended June 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$44,697	12,743	1,871	-	-	59,311
Accretion	(1,923)	(4,061)	(5)	(11)	(37)	(6,037)
Change in expected cash flows	19	543	6	(22)	74	620
Transfer from (to) non-accretable discount	219	(68)	34	33	(37)	181
Balance at end of period	$43,012	$9,157	$1,906	$-	$-	$54,075

Non-Accretable Discount Activity:
Balance at beginning of period	$7,426	2,471	333	-	6	10,236
Change in actual and expected losses	(520)	(529)	-	33	(29)	(1,045)
Transfer from (to) accretable yield	(219)	68	(34)	(33)	37	(181)
Balance at end of period	$6,687	$2,010	$299	$-	$14	$9,010

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$45,839	$16,475	$2,194	$-	$-	$64,508
Accretion	(3,827)	(8,571)	(43)	(11)	(195)	(12,647)
Change in expected cash flows	100	1,321	43	(165)	384	1,683
Transfer from (to) non-accretable discount	900	(68)	(288)	176	(189)	531
Balance at end of period	$43,012	$9,157	$1,906	$-	$-	$54,075

Non-Accretable Discount Activity:
Balance at beginning of period	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected losses	(854)	(1,938)	-	176	(183)	(2,799)
Transfer from (to) accretable yield	(900)	68	288	(176)	189	(531)
Balance at end of period	$6,687	$2,010	$299	$-	$14	$9,010

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$50,787	$33,203	$2,237	-	$-	$86,227
Accretion	(2,263)	(4,528)	(33)	2	(76)	(6,898)
Change in actual and expected losses	(198)	1,619	-	(77)	81	1,425
Transfer from (to) non-accretable discount	10	(1,152)	-	75	(5)	(1,072)
Balance at end of period	$48,336	$29,142	$2,204	$-	$-	$79,682

Non-Accretable Discount Activity:
Balance at beginning of period	$12,703	$-	$-	$-	$-	$12,703
Change in actual and expected losses	(1,138)	(1,152)	-	75	(5)	(2,220)
Transfer (to) from accretable yield	(10)	1,152	-	(75)	5	1,072
Balance at end of period	$11,555	$-	$-	$-	$-	$11,555

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$-	$3,213	$84,392
Accretion	(4,529)	(8,623)	(47)	2	(1,261)	(14,458)
Change in expected cash flows	786	12,712	(23)	(77)	(1,947)	11,451
Transfer from (to) non-accretable discount	125	(1,917)	19	75	(5)	(1,703)
Balance at end of period	$48,336	$29,142	$2,204	$-	$-	$79,682

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected cash flows	(1,189)	(1,917)	19	75	(8,292)	(11,304)
Transfer (to) from accretable yield	(125)	1,917	(19)	(75)	5	1,703
Balance at end of period	$11,555	$-	$-	$-	$-	$11,555

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,824	$3,336
Years 2003 and 2004	6,809	7,668
Year 2005	3,890	4,487
Year 2006	6,067	6,746
Years 2007, 2008 and 2009	8,633	11,526
Years 2010, 2011, 2012, 2013	6,680	10,089
Years 2014, 2015, 2016 and 2017	1,380	1,404
	36,283	45,256
Non-traditional	4,303	4,730
Loss mitigation program	18,082	20,744
	58,668	70,730
Commercial
Commercial secured by real estate
Institutional	254	-
Middle market	4,236	4,682
Retail	14,239	11,561
	18,729	16,243
Other commercial and industrial
Middle market	2,108	1,278
Retail	2,629	1,950
Floor plan	53	61
	4,790	3,289
	23,519	19,532
Consumer
Credit cards	636	525
Overdrafts	20	-
Personal lines of credit	29	32
Personal loans	1,999	1,420
Cash collateral personal loans	3	4
	2,687	1,981
Auto and leasing	8,295	9,052
Total non-accrual originated loans	$93,169	$101,295

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2017	2016
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$127	$143
Floor plan	959	1,149
	1,086	1,292
Other commercial and industrial
Retail	45	121
Floor plan	2	2
	47	123
	1,133	1,415
Consumer
Credit cards	489	708
Personal loans	47	120
	536	828
Auto	325	552
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,994	2,795
Total non-accrual loans	$95,163	$104,090

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

At June 30, 2017 and December 31, 2016, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $98.7 million and $98.1 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

The Company evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $58.1 million and $54.3 million at June 30, 2017 and December 31, 2016, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $1.9 million and $1.8 million at June 30, 2017 and December 31, 2016, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $87.0 million and $91.6 million at June 30, 2017 and December 31, 2016, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $8.6 million and $7.8 million at June 30, 2017 and December 31, 2016, respectively.

Originated and Other Loans and Leases Held for Investment

The Company’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$21,475	$19,486	$1,940	10%
Residential impaired and troubled-debt restructuring	95,821	87,042	8,630	10%
Impaired loans with no specific allowance:
Commercial	44,367	37,842	N/A	0%
Total investment in impaired loans	$161,663	$144,370	$10,570	7%

	December 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$13,183	$11,698	$1,626	14%
Residential impaired and troubled-debt restructuring	100,101	91,650	7,761	8%
Impaired loans with no specific allowance
Commercial	49,038	41,441	N/A	0%
Total investment in impaired loans	$162,322	$144,789	$9,387	6%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The Company’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$-	$-	$-	0%
Impaired loans with no specific allowance
Commercial	$926	$761	N/A	0%
Total investment in impaired loans	$926	$761	$-	0%

	December 31, 2016
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$944	$929	$141	15%
Impaired loans with no specific allowance
Commercial	$240	$221	N/A	0%
Total investment in impaired loans	$1,184	$1,150	$141	12%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

The Company’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$567,845	$544,326	$4,141	1%
Commercial	224,838	217,495	25,614	12%
Auto	58,132	58,078	7,739	13%
Total investment in impaired loan pools	$850,815	$819,899	$37,494	5%

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

  Acquired Eurobank Loans

The Company’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$83,293	$70,329	$13,651	19%
Commercial	56,193	53,389	8,131	15%
Consumer	14	1,256	5	0%
Total investment in impaired loan pools	$139,500	$124,974	$21,787	17%

	December 31, 2016
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$88,017	$73,018	$11,947	16%
Commercial	81,992	72,140	9,328	13%
Consumer	29	1,372	6	0%
Total investment in impaired loan pools	$170,038	$146,530	$21,281	15%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017		2016
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$193	$14,908	$75	$194,759
Residential troubled-debt restructuring	723	87,615	791	91,007
Impaired loans with no specific allowance
Commercial	383	44,528	149	29,579
	1,299	147,051	1,015	315,345
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	-	-	-
Impaired loans with no specific allowance
Commercial	-	763	15	789
Total interest income from impaired loans	$1,299	$147,814	$1,030	$316,134

	Six-Month Period Ended June 30,
	2017		2016
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$385	$13,859	$150	$195,777
Residential troubled-debt restructuring	1,427	88,579	1,591	90,650
Impaired loans with no specific allowance
Commercial	766	44,211	298	31,603
Total interest income from impaired loans	$2,578	$146,649	$2,039	$318,030

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$-	$-	$-
Impaired loans with no specific allowance
Commercial	-	840	30	628
Total interest income from impaired loans	$2,578	$147,489	$2,069	$318,658

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and six-month periods ended June 30, 2017 and 2016.

	Quarter Ended June 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	27	$3,349	6.00%	382	$3,313	4.21%	367
Commercial	9	2,155	5.96%	55	2,155	5.12%	68
Consumer	37	477	12.83%	65	477	10.87%	68
Auto	4	66	6.39%	61	66	12.91%	37

	Six-Month Period Ended June 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	59	$7,353	6.29%	387	$7,328	4.26%	378
Commercial	18	3,373	6.44%	55	3,374	5.41%	67
Consumer	62	869	11.98%	65	907	10.62%	70
Auto	7	111	7.41%	67	113	12.48%	38

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	19	$2,670	5.69%	372	$2,670	4.54%	494
Commercial	6	668	6.65%	65	668	5.91%	86
Consumer	26	364	12.73%	75	372	10.20%	70

	Six-Month Period Ended June 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	52	$6,628	5.90%	365	$7,525	4.73%	493
Commercial	8	1,323	6.73%	53	1,324	6.31%	61
Consumer	47	556	13.27%	75	603	10.56%	71

The following table presents troubled-debt restructurings for which there was a payment default during the twelve month periods ended June 30, 2017 and 2016:

	Twelve Month Period Ended June 30,
	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	22	$2,293	84	$9,869
Commercial	5	$563	-	$-
Consumer	17	$156	7	$134
Auto	-	$-	1	$17

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

As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017
	Risk Ratings
						Individually
	Balance		Special			Measured for
	Outstanding	Pass	Mention	Substandard	Doubtful	Impairment
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$226,979	$210,369	$14,640	$-	$-	$1,970
Institutional	47,060	34,882	-	10,675	-	1,503
Middle market	228,806	189,754	9,624	3,640	-	25,788
Retail	246,252	215,629	8,796	4,891	-	16,936
Floor plan	2,916	2,916	-	-	-	-
Real estate	15,783	15,783	-	-	-	-
	767,796	669,333	33,060	19,206	-	46,197
Other commercial and industrial:
Corporate	161,839	161,839	-	-	-	-
Institutional	128,479	128,479	-	-	-	-
Middle market	86,266	67,119	11,266	124	-	7,757
Retail	88,843	83,331	837	1,301	-	3,374
Floor plan	37,621	34,328	3,240	53	-	-
	503,048	475,096	15,343	1,478	-	11,131
Total	1,270,844	1,144,429	48,403	20,684	-	57,328

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	126	-	-	126	-	-
Floor plan	2,107	850	298	198	-	761
	2,233	850	298	324	-	761
Other commercial and industrial:
Retail	3,115	3,109	-	6	-	-
Floor plan	2	-	-	2	-	-
	3,117	3,109	-	8	-	-
Total	5,350	3,959	298	332	-	761
Total	$1,276,194	$1,148,388	$48,701	$21,016	$-	$58,089

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

For residential and consumer loan classes, the Company evaluates credit quality based on the delinquency status of the loan. As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of gross originated and other loans and acquired BBVAPR loans accounted for under ASC 310-20 not subject to risk rating by class of loans is as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$47,781	$42,873	$-	$1,346	$372	$585	$1,972	$633
Years 2003 and 2004	86,141	75,434	-	3,023	744	3,103	2,077	1,760
Year 2005	45,933	39,918	-	2,247	591	1,421	1,257	499
Year 2006	64,841	55,454	-	1,523	972	1,585	2,852	2,455
Years 2007, 2008 and 2009	71,194	59,629	-	1,447	524	1,462	5,325	2,807
Years 2010, 2011, 2012 2013	132,866	123,813	242	1,427	340	1,251	3,279	2,514
Years 2014, 2015, 2016 and 2017	117,388	115,824	-	184	122	432	665	161
	566,144	512,945	242	11,197	3,665	9,839	17,427	10,829
Non-traditional	20,475	16,009	-	161	29	895	3,381	-
Loss mitigation program	103,110	17,823	1,640	2,512	471	958	3,493	76,213
	689,729	546,777	1,882	13,870	4,165	11,692	24,301	87,042
Home equity secured personal loans	332	332	-	-	-	-	-	-
GNMA's buy-back option program	9,229	-	-	-	1,383	3,776	4,070	-
	699,290	547,109	1,882	13,870	5,548	15,468	28,371	87,042
Consumer
Credit cards	27,674	26,308	442	288	234	402	-	-
Overdrafts	229	167	29	13	5	13	2	-
Unsecured personal lines of credit	2,276	2,188	59	-	-	29	-	-
Unsecured personal loans	268,968	263,427	2,693	1,752	1,083	13	-	-
Cash collateral personal loans	15,120	14,901	216	3	-	-	-	-
	314,267	306,991	3,439	2,056	1,322	457	2	-
Auto and Leasing	807,204	732,627	45,914	20,458	6,181	2,006	18	-
	1,820,761	1,586,727	51,235	36,384	13,051	17,931	28,391	87,042
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	27,574	26,206	676	203	181	308	-	-
Personal loans	2,659	2,469	133	10	5	42	-	-
	30,233	28,675	809	213	186	350	-	-
Auto	33,661	29,670	2,435	1,231	260	65	-	-
	63,894	58,345	3,244	1,444	446	415	-	-
Total	$1,884,655	$1,645,072	$54,479	$37,828	$13,497	$18,346	$28,391	$87,042

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Delinquency
								Individually
	Balance							Measured for
	Outstanding	0-29 days	30-59 days	60-89 days	90-119 days	120-364 days	365+ days	Impairment
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year)
Up to the year 2002	$50,285	$44,248	$-	$2,095	$368	$1,315	$1,552	$707
Years 2003 and 2004	90,707	78,501	-	3,712	1,767	2,675	2,100	1,952
Year 2005	50,009	43,177	-	1,952	561	1,024	2,181	1,114
Year 2006	69,300	57,271	82	2,397	353	2,210	3,410	3,577
Years 2007, 2008 and 2009	76,729	61,547	83	1,439	865	2,330	6,459	4,006
Years 2010, 2011, 2012 2013	139,860	127,375	60	1,451	1,459	1,667	3,584	4,264
Year 2014, 2015 and 2016	108,199	106,672	-	123	386	210	761	47
	585,089	518,791	225	13,169	5,759	11,431	20,047	15,667
Non-traditional	22,859	17,631	-	498	366	1,263	3,101	-
Loss mitigation program	103,528	17,814	2,304	1,681	388	1,599	3,759	75,983
	711,476	554,236	2,529	15,348	6,513	14,293	26,907	91,650
Home equity secured personal loans	337	337	-	-	-	-	-	-
GNMA's buy-back option program	9,681	-	-	-	2,440	3,141	4,100	-
	721,494	554,573	2,529	15,348	8,953	17,434	31,007	91,650
Consumer
Credit cards	26,358	25,023	527	283	191	334	-	-
Overdrafts	207	174	16	12	1	4	-	-
Unsecured personal lines of credit	2,404	2,327	41	4	3	25	4	-
Unsecured personal loans	246,272	241,227	2,474	1,489	1,074	8	-	-
Cash collateral personal loans	15,274	15,010	240	20	4	-	-	-
	290,515	283,761	3,298	1,808	1,273	371	4	-
Auto and Leasing	756,395	686,493	42,714	19,014	6,253	1,921	-	-
	1,768,404	1,524,827	48,541	36,170	16,479	19,726	31,011	91,650
Acquired loans (accounted for under ASC 310-20)
Consumer
Credit cards	30,093	28,281	736	369	227	480	-	-
Personal loans	2,769	2,587	48	14	21	99	-	-
	32,862	30,868	784	383	248	579	-	-
Auto	53,026	47,503	3,652	1,355	415	101	-	-
	85,888	78,371	4,436	1,738	663	680	-	-
Total	$1,854,292	$1,603,198	$52,977	$37,908	$17,142	$20,406	$31,011	$91,650

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of the Company’s allowance for loan and lease losses at June 30, 2017 and December 31, 2016  was as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$18,664	$17,344
Commercial	17,279	8,995
Consumer	14,981	13,067
Auto and leasing	18,742	19,463
Unallocated	-	431
Total allowance for originated and other loans and lease losses	69,666	59,300

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	41	169
Consumer	2,623	3,028
Auto	684	1,103
	3,348	4,300
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	4,141	2,682
Commercial	25,614	23,452
Auto	7,739	4,922
	37,494	31,056
Total allowance for acquired BBVAPR loans and lease losses	40,842	35,356
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	13,651	11,947
Commercial	8,131	9,328
Consumer	5	6
Total allowance for acquired Eurobank loan and lease losses	21,787	21,281
Total allowance for loan and lease losses	$132,295	$115,937

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended June 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,578	$9,888	$13,394	$18,621	$2	$60,483
Charge-offs	(2,162)	(4,841)	(4,012)	(7,775)	-	(18,790)
Recoveries	63	136	780	4,176	-	5,155
Provision for originated and other loans and lease losses	2,185	12,096	4,819	3,720	(2)	22,818
Balance at end of period	$18,664	$17,279	$14,981	$18,742	$-	$69,666

	Six-Month Period Ended June 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(4,541)	(5,697)	(7,368)	(15,339)	-	(32,945)
Recoveries	119	226	945	7,470	-	8,760
Provision for originated and other loans and lease losses	5,742	13,755	8,337	7,148	(431)	34,551
Balance at end of period	$18,664	$17,279	$14,981	$18,742	$-	$69,666

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$8,630	$1,940	$-	$-	$-	$10,570
Collectively evaluated for impairment	10,034	15,339	14,981	18,742	-	59,096
Total ending allowance balance	$18,664	$17,279	$14,981	$18,742	$-	$69,666
Loans:
Individually evaluated for impairment	$87,042	$57,328	$-	$-	$-	$144,370
Collectively evaluated for impairment	612,248	1,213,516	314,267	807,204	-	2,947,235
Total ending loan balance	$699,290	$1,270,844	$314,267	$807,204	$-	$3,091,605

	Quarter Ended June 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,784	$64,206	$11,414	$18,716	$118	$113,238
Charge-offs	(1,374)	(833)	(2,811)	(8,100)	-	(13,118)
Recoveries	36	228	133	3,243	-	3,640
Provision (recapture) for originated and other loan and lease losses	1,091	(457)	3,035	5,400	(17)	9,052
Balance at end of period	$18,537	$63,144	$11,771	$19,259	$101	$112,812

	Six-Month Period Ended June 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(3,036)	(1,844)	(5,138)	(16,462)	-	(26,480)
Recoveries	181	316	235	6,222	-	6,954
Provision (recapture) for originated and other loan and lease losses	3,040	(119)	5,477	11,238	76	19,712
Balance at end of period	$18,537	$63,144	$11,771	$19,259	$101	$112,812

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,761	$1,626	$-	$-	$-	$9,387
Collectively evaluated for impairment	9,583	7,369	13,067	19,463	431	49,913
Total ending allowance balance	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Loans:
Individually evaluated for impairment	$91,650	$53,139	$-	$-	$-	$144,789
Collectively evaluated for impairment	629,844	1,224,727	290,515	756,395	-	2,901,481
Total ending loan balance	$721,494	$1,277,866	$290,515	$756,395	$-	$3,046,270

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Quarter Ended June 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$183	$2,591	$841	$3,615
Charge-offs	(126)	(771)	(205)	(1,102)
Recoveries	2	295	597	894
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(18)	508	(549)	(59)
Balance at end of period	$41	$2,623	$684	$3,348

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(1,656)	(483)	(2,271)
Recoveries	3	359	1,049	1,411
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	1	892	(985)	(92)
Balance at end of year	$41	$2,623	$684	$3,348

	June 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Collectively evaluated for impairment	41	2,623	684	3,348
Total ending allowance balance	$41	$2,623	$684	$3,348
Loans:
Individually evaluated for impairment	$761	$-	$-	$761
Collectively evaluated for impairment	4,589	30,233	33,661	68,483
Total ending loan balance	$5,350	$30,233	$33,661	$69,244

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$23	$3,243	$1,727	$4,993
Charge-offs	(12)	(1,013)	(571)	(1,596)
Recoveries	8	88	446	542
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	2	684	(138)	548
Balance at end of period	$21	$3,002	$1,464	$4,487

	Six-Month Period Ended June 30, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$5,542
Charge-offs	(19)	(1,825)	(1,308)	(3,152)
Recoveries	40	169	1,044	1,253
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(26)	1,229	(359)	844
Balance at end of period	$21	$3,002	$1,464	$4,487

	December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	$-	$-	$141
Collectively evaluated for impairment	28	3,028	1,103	4,159
Total ending allowance balance	$169	$3,028	$1,103	$4,300
Loans:
Individually evaluated for impairment	$1,150	$-	$-	$1,150
Collectively evaluated for impairment	4,412	32,862	53,026	90,300
Total ending loan balance	$5,562	$32,862	$53,026	$91,450

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended June 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$3,573	$23,528	$7,829	$34,930
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	630	2,735	-	3,365
Allowance de-recognition	(62)	(649)	(90)	(801)
Balance at end of period	$4,141	$25,614	$7,739	$37,494

	Six-Month Period Ended June 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$2,682	$23,452	$4,922	$31,056
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	1,552	2,958	3,186	7,696
Allowance de-recognition	(93)	(796)	(369)	(1,258)
Balance at end of period	$4,141	$25,614	$7,739	$37,494

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2016
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,762	$20,430	$5,555	$27,747
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	(163)	3,977	-	3,814
Loan pools fully charged-off	(14)	-	(202)	(216)
Allowance de-recognition	-	(8,544)	-	(8,544)
Balance at end of period	$1,585	$15,863	$5,353	$22,801

	Six-Month Period Ended June 30, 2016
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,678	$21,245	$2,862	$25,785
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	(79)	3,228	2,693	5,842
Loan pools fully charged-off	(14)	(66)	(202)	(282)
Allowance de-recogntion	-	(8,544)	-	(8,544)
Balance at end of period	$1,585	$15,863	$5,353	$22,801

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters  and six-month periods ended June 30, 2017 and 2016 were as follows:

	Quarter Ended June 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$14,168	$7,833	$5	$22,006
Provision for (recapture) acquired Eurobank loans and lease losses, net	474	(62)	-	412
Allowance de-recognition	(991)	360	-	(631)
Balance at end of period	$13,651	$8,131	$5	$21,787

	Six-Month Period Ended June 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$11,947	$9,328	$6	$21,281
Provision for (recapture) acquired Eurobank loans and lease losses, net	2,872	$(840)	-	2,032
Allowance de-recognition	(1,168)	(357)	(1)	(1,526)
Balance at end of period	$13,651	$8,131	$5	$21,787

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2016
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$23,961	$68,089	$243	$92,293
Provision for (recapture) acquired Eurobank loan and lease losses, net	237	801	(7)	1,031
Loan pools fully charged-off	951	-	-	951
Allowance de-recognition	(14,133)	(57,794)	(232)	(72,159)
Balance at end of period	$11,016	$11,096	$4	$22,116

	Six-Month Period Ended June 30, 2016
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$22,570	$67,365	$243	$90,178
Provision for (recapture) acquired Eurobank loan and lease losses, net	184	1,659	(7)	1,836
FDIC shared-loss portion of provision for covered loan and lease losses, net	2,395	-	-	2,395
Loan pools fully charged-off	-	(134)	-	(134)
Allowance de-recognition	(14,133)	(57,794)	(232)	(72,159)
Balance at end of period	$11,016	$11,096	$4	$22,116

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$20,923	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	(332)	-	(737)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	951	-	2,395
FDIC indemnification asset benefit (expense)	-	(1,405)	1,403	(4,269)
Net expenses incurred under shared-loss agreements	-	(1,711)	-	(1,562)
Shared-loss termination settlement	-	-	(15,814)	-
Balance at end of period	$-	$18,426	$-	$18,426

True-up payment obligation:
Balance at beginning of period	$-	$25,235	$26,786	$24,658
Change in true-up payment obligation	-	537	-	1,114
Shared-loss termination settlement	-	-	(26,786)	-
Balance at end of period	$-	$25,772	$-	$25,772

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognized an FDIC shared-loss (benefit) expense, net in the consolidated statements of operations, which consists of the following, for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)
FDIC indemnification asset expense (benefit)	$-	$1,405	$(1,403)	$4,269
Change in true-up payment obligation	-	537	-	1,114
Reimbursement to FDIC for recoveries	-	1,478	-	2,066
Total FDIC shared-loss expense (benefit), net	$-	$3,420	$(1,403)	$7,449

NOTE 7 — DERIVATIVES

The following table presents the Company’s derivative assets and liabilities at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands)
Derivative assets:
Interest rate swaps not designated as hedges	$893	$1,187
Interest rate caps	64	143
	$957	$1,330
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	923	1,004
Interest rate swaps not designated as hedges	893	1,187
Interest rate caps	65	139
Other	-	107
	$1,881	$2,437

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

The following table shows a summary of these swaps and their terms at June 30, 2017:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$35,856	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$35,856

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

An accumulated unrealized loss of $923 thousand and $1.0 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at June 30, 2017 and December 31, 2016, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

At June 30, 2017 and December 31, 2016, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $893 thousand and $1.2 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At June 30, 2017 and December 31, 2016, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $893 thousand and $1.2 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at June 30, 2017:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

The Company has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, the Company simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of June 30, 2017 and December 31, 2016, the outstanding total notional amount of interest rate caps was $135.6 million and $136.1 million, respectively. At June 30, 2017 and December 31, 2016, the interest rate caps sold to clients represented a liability of $65 thousand and $139 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At June 30, 2017 and December 31, 2016, the interest rate caps purchased as mirror-images represented an asset of $64 thousand and $143 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2017 and December 31, 2016 consists of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Loans, excluding acquired loans	$16,835	$16,706
Investments	2,963	3,521
	$19,798	$20,227

Other assets at June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$17,117	$17,096
Other repossessed assets	3,225	3,224
Core deposit and customer relationship intangibles	5,424	6,160
Mortgage tax credits	6,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	33,162	46,525
	$66,288	$80,365

Prepaid expenses amounting to $17.1 million at both June 30, 2017 and December 31, 2016, include prepaid municipal, property and income taxes aggregating to $11.7 million and $12.5 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, the Company recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2017 and December 31, 2016 this core deposit intangible amounted to $3.8 million and $4.3 million, respectively. In addition, the Company recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At  June 30, 2017 and December 31, 2016, this customer relationship intangible amounted to $1.6 million and $1.9 million, respectively.

Other repossessed assets totaled $3.2 million at June 30, 2017 and December 31, 2016, respectively, include repossessed automobiles amounting to $3.0 million, respectively, which are recorded at their net realizable value.

At June 30, 2017 and December 31, 2016, tax credits for the Company totaled $6.3 million for both periods. These tax credits do not have an expiration date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2017 and December 31, 2016 consist of the following:

	June 30,	December 31,
	2017	2016
	(In thousands)
Non-interest bearing demand deposits	$845,375	$848,502
Interest-bearing savings and demand deposits	2,115,290	2,219,452
Individual retirement accounts	238,345	265,754
Retail certificates of deposit	607,910	563,965
Institutional certificates of deposit	206,855	190,419
Total core deposits	4,013,775	4,088,092
Brokered deposits	568,911	576,395
Total deposits	$4,582,686	$4,664,487

Brokered deposits include $515.6 million in certificates of deposits and $53.3 million in money market accounts at June 30, 2017, and $508.4 million in certificates of deposits and $68.0 million in money market accounts at December 31, 2016.

The weighted average interest rate of the Company’s deposits was 0.65% and 0.62% at June 30, 2017 and December 31, 2016 respectively. Interest expense for the quarters and six-month periods ended June 30, 2017 and 2016 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Demand and savings deposits	$2,939	$3,184	$5,848	$6,026
Certificates of deposit	4,713	4,183	9,157	8,465
	$7,652	$7,367	$15,005	$14,491

At December 31, 2016, demand and interest-bearing deposits and certificates of deposit included uncollateralized deposits of Puerto Rico Cash & Money Market Fund, Inc. ("the Fund”), which amounted to $15.3 million, with a weighted average rate of  0.77%.  On April 3, 2017, the Fund was liquidated in anticipation of its dissolution.

At June 30, 2017 and December 31, 2016, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $360.9 million and $344.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies, and corporations of $16.8 million and $2.1 million at a weighted average rate of 0.63% and 0.50% at June 30, 2017 and December 31, 2016, respectively.

At June 30, 2017 and December 31, 2016, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $123.3 million and $170.7 million, respectively. These public funds were collateralized with commercial loans amounting to $215.8 million and $209.2 million at June 30, 2017 and December 31, 2016, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of approximately $1.9 million, the scheduled maturities of certificates of deposit at June 30, 2017 and December 31, 2016 are as follows:

	June 30, 2017	December 31, 2016
	(In thousands)
Within one year:
Three (3) months or less	$262,406	$277,621
Over 3 months through 1 year	590,861	534,548
	853,267	812,169
Over 1 through 2 years	444,176	488,440
Over 2 through 3 years	195,287	154,545
Over 3 through 4 years	38,872	29,701
Over 4 through 5 years	35,145	41,949
	$1,566,747	$1,526,804

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $761 thousand and $575 thousand as of June 30, 2017 and December 31, 2016, respectively.

NOTE 10 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At June 30, 2017, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to the Company the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for the Company’s securities portfolio.

At June 30, 2017 and December 31, 2016, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $642 thousand and $1.5 million, respectively, were as follows:

	June 30,		December 31,
	2017		2016
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
Nomura	$37,001	$38,900	$-	$-
PR Cash and Money Market Fund	-	-	70,010	74,538
JP Morgan Chase Bank NA	239,781	257,976	350,219	376,674
Federal Home Loan Bank	110,000	115,881	-	-
Credit Suisse Securities (USA) LLC	-	-	232,000	249,286
Goldman SachsCredit Suisse Securities (USA) LLC	66,068	70,653	-	-
Total	$452,850	$483,410	$652,229	$700,498

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of the Company’s repurchase agreements and their terms, excluding accrued interest in the amount of $642 thousand, at June 30, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$37,001	1.65%	6/27/2017	7/3/2017
	57,281	1.55%	6/28/2017	7/5/2017
	66,068	1.50%	6/28/2017	7/7/2017

2018	182,500	1.42%	12/10/2012	4/29/2018

2019	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020

	$452,850	1.56%

All the repurchase agreements referred above with maturity up to the date of this report were renewed by the Company.

A repurchase agreement in the original amount of $500 million with an original term of ten years was modified in February 2016 to terminate, before maturity, $268.0 million of this repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the consolidated statements of operations. The remaining balance of this repurchase agreement of $232.0 million matured on March 2, 2017.  At June 30, 2017, repurchase agreement in the original amount of $25.0 million and $75.0 million, respectively, with original term of June 2019 and December 2019, respectively, were terminated before maturity at a cost of $80 thousand, included as a loss on early extinguishment of debt in consolidated statement of operations.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at June 30, 2017 and December 31, 2016. There was no cash collateral at June 30, 2017 and December 31, 2016.

	June 30, 2017
			Market Value of Underlying Collateral

		Weighted	FNMA and		US Treasury
	Repurchase	Average	FHLMC	GNMA	Treasury
	Liability	Rate	Certificates	Certificates	Notes	Total
	(Dollars in thousands)
Less than 90 days	$160,350	1.57%	$170,851	$-	$-	$170,851
Over 90 days	292,500	1.56%	312,467	92	-	312,559
Total	$452,850	1.56%	$483,318	$92	$-	$483,410

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

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby the Company is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2017 and December 31, 2016, these advances were secured by mortgage and commercial loans amounting to $1.3 billion and $1.4 billion, respectively. Also, at June 30, 2017 and December 31, 2016, the Company had an additional borrowing capacity with the FHLB-NY of $935.5 million and $1.2 billion, respectively. At June 30, 2017 and December 31, 2016, the weighted average remaining maturity of FHLB’s advances was 5.2 months and 10.6 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2017.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $308 thousand, at June 30, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$35,856	1.20%	6/1/2017	7/3/2017
	37,000	1.24%	6/30/2017	7/3/2017
	72,856

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,376	2.59%	7/19/2013	7/20/2020
	$137,232	1.70%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at June 30, 2017 and December 31, 2016, for both periods.

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

The following table presents the potential effect of rights of set-off associated with the Company’s recognized financial assets and liabilities at June 30, 2017 and December 31, 2016:

June 30, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$957	$-	$957	$2,027	$-	$(1,070)

December 31, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,330	$-	$1,330	$2,003	$-	$(673)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,881	$-	$1,881	$-	$1,980	$(99)
Securities sold under agreements to repurchase	452,850	-	452,850	483,410	-	(30,560)
Total	$454,731	$-	$454,731	$483,410	$1,980	$(30,659)

December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$2,437	$-	$2,437	$-	$1,980	$457
Securities sold under agreements to repurchase	652,229	-	652,229	700,498	-	(48,269)
Total	$654,666	$-	$654,666	$700,498	$1,980	$(47,812)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — INCOME TAXES

At June 30, 2017 and December 31, 2016, the Company’s net deferred tax asset amounted to $116.2 million and $124.2 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that the Company will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2017 and December 31, 2016. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At June 30, 2017 and December 31, 2016, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $6 thousand and $109 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended June 30, 2017 and 2016, $95 thousand and $8 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.  During the six-month period ended June 30, 2017 and 2016, $103 thousand and $16 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.

The Company classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At June 30, 2017 the amount of unrecognized tax benefits was $2.1 million (December 31, 2016 - $2.0 million). The Company had accrued $80 thousand at June 30, 2017 (December 31, 2016 - $229 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

The Company is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the  "Code"). The Code imposes a maximum corporate tax rate of 39%. The Company maintained a lower effective tax rate for the six-month periods ended June 30, 2017 and 2016 of 29.0% and 28.8%, respectively.

Income tax expense for the quarters ended June 30, 2017 and 2016 was $4.0 million and $5.9 million, respectively.  Income tax expense for the six-month periods ended June 30, 2017 and 2016 was $13.2 million and $11.5 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 — REGULATORY CAPITAL REQUIREMENTS

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

As of June 30, 2017 and December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2017 and December 31, 2016, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s and the Bank’s actual capital amounts and ratios as of June 30, 2017 and December 31, 2016 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Company Ratios
As of June 30, 2017
Total capital to risk-weighted assets	$896,927	20.42%	$351,306	8.00%	$439,132	10.00%
Tier 1 capital to risk-weighted assets	$840,704	19.14%	$263,479	6.00%	$351,306	8.00%
Common equity tier 1 capital to risk-weighted assets	$643,607	14.66%	$197,609	4.50%	$285,436	6.50%
Tier 1 capital to average total assets	$840,704	13.69%	$245,577	4.00%	$306,971	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$876,657	19.62%	$357,404	8.00%	$446,756	10.00%
Tier 1 capital to risk-weighted assets	$819,662	18.35%	$268,053	6.00%	$357,404	8.00%
Common equity tier 1 capital to risk-weighted assets	$627,733	14.05%	$201,040	4.50%	$290,391	6.50%
Tier 1 capital to average total assets	$819,662	12.99%	$252,344	4.00%	$315,430	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2017
Total capital to risk-weighted assets	$887,024	20.20%	$351,244	8.00%	$439,055	10.00%
Tier 1 capital to risk-weighted assets	$831,012	18.93%	$263,433	6.00%	$351,244	8.00%
Common equity tier 1 capital to risk-weighted assets	$831,012	18.93%	$197,575	4.50%	$285,386	6.50%
Tier 1 capital to average total assets	$831,012	13.59%	$244,618	4.00%	$305,773	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$857,259	19.23%	$356,596	8.00%	$445,745	10.00%
Tier 1 capital to risk-weighted assets	$800,544	17.96%	$267,447	6.00%	$356,596	8.00%
Common equity tier 1 capital to risk-weighted assets	$800,544	17.96%	$200,585	4.50%	$289,734	6.50%
Tier 1 capital to average total assets	$800,544	12.75%	$251,200	4.00%	$314,000	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both periods, June 30, 2017 and December 31, 2016 accumulated issuance costs charged against additional paid in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2017 and December 31, 2016, the Bank’s legal surplus amounted to $79.5 million and $76.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under the Company’s current stock repurchase program it is authorized to purchase in the open market up $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. During the six-month periods ended June 30, 2017 and 2016, the Company did not purchase any shares under the program.

At June 30, 2017 the number of shares that may yet be purchased under the $70 million program is estimated at 773,085 and was calculated by dividing the remaining balance of $7.7 million by $10.00 (closing price of the Company common stock at June 30, 2017).

The activity in connection with common shares held in treasury by the Company for the six-month periods ended June 30, 2017 and 2016 is set forth below:

	Six-Month Period Ended June 30,
	2017		2016
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,711,025	$104,860	8,757,960	$105,379
Common shares used upon lapse of restricted stock units	(32,598)	(358)	(45,810)	(505)
End of period	8,678,427	$104,502	8,712,150	$104,874

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of June 30, 2017 and December 31, 2016 consisted of:

	June 30,	December 31,
	2017	2016
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$47	$1,617
Income tax effect of unrealized gain on securities available-for-sale	209	592
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	256	2,209
Unrealized loss on cash flow hedges	(923)	(1,004)
Income tax effect of unrealized loss on cash flow hedges	360	391
Net unrealized loss on cash flow hedges	(563)	(613)
Accumulated other comprehensive (loss) income, net of income taxes	$(307)	$1,596

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017			2016
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$3,850	$(502)	$3,348	$15,089	$(2,805)	$12,284
Other comprehensive loss before reclassifications	(3,618)	(189)	(3,807)	3,060	(949)	2,111
Amounts reclassified out of accumulated other comprehensive income (loss)	24	128	152	(64)	1,474	1,410
Other comprehensive income (loss)	(3,594)	(61)	(3,655)	2,996	525	3,521
Ending balance	$256	$(563)	$(307)	$18,085	$(2,280)	$15,805

	Six-Month Period Ended June 30,
	2017			2016
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$2,209	(613)	1,596	16,924	(2,927)	13,997
Other comprehensive income (loss) before reclassifications	(1,911)	(227)	(2,138)	(1,266)	(2,406)	(3,672)
Amounts reclassified out of accumulated other comprehensive income (loss)	(42)	277	235	2,427	3,053	5,480
Other comprehensive income (loss)	(1,953)	50	(1,903)	1,161	647	1,808
Ending balance	$256	$(563)	$(307)	$18,085	$(2,280)	$15,805

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods  ended June 30, 2017 and 2016:

	Amount reclassified out of accumulated other
	comprehensive (loss) income		Affected Line Item in
	Quarter Ended June 30,		Consolidated Statement
	2017	2016	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$128	$1,354	Net interest expense
Tax effect from increase in capital gains tax rate	-	120	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	95	8	Income tax expense
Tax effect from increase in capital gains tax rate	(71)	(72)	Income tax expense
	$152	$1,410

	Amount reclassified out of accumulated other
	comprehensive (loss) income		Affected Line Item in
	Six-Month Period Ended June 30,		Consolidated Statement
	2017	2016	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$277	$2,804	Net interest expense
Tax effect from increase in capital gains tax rate	-	249	Income tax expense
Available-for-sale securities:
Other-than-temporary impairment losses on investment securities	-	2,557	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	103	16	Income tax expense
Tax effect from increase in capital gains tax rate	(145)	(146)	Income tax expense
	$235	$5,480

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2017 and 2016 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$17,104	$14,339	$32,254	$28,510
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,629)	(1,629)	(3,256)	(3,256)
Convertible preferred stock (Series C)	(1,837)	(1,837)	(3,675)	(3,675)
Income available to common shareholders	$13,638	$10,873	$25,323	$21,579
Effect of assumed conversion of the convertible ' ' preferred stock	1,837	1,837	3,675	3,675
Income available to common shareholders assuming conversion	$15,475	$12,710	$28,998	$25,254

Weighted average common shares and share equivalents:
Average common shares outstanding	43,947	43,914	43,931	43,906
Effect of dilutive securities:
Average potential common shares-options	15	43	24	37
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,138	7,138	7,138	7,138
Total weighted average common shares ' 'outstanding and equivalents	51,100	51,095	51,093	51,081
Earnings per common share - basic	$0.30	$0.25	$0.58	$0.49
Earnings per common share - diluted	$0.30	$0.25	$0.57	$0.49

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at June 30, 2017, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters and six-month periods ended June 30, 2017 and 2016 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended June 30, 2017 and 2016, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 967,041 and 957,743, respectively. For the six-month period ended June 30, 2017 and 2016, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 890,472 and 957,783, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – GUARANTEES

At June 30, 2017 and December 31, 2016 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $13.4 million and $4.0 million, respectively.

As a result of the BBVAPR Acquisition, the Company assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2017 and December 31, 2016, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $6.6 million and $20.1 million, respectively.

The following table shows the changes in the Company’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2017 and 2016.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$570	$181	$710	$439
Net (charge-offs/terminations) recoveries	(111)	(19)	(251)	(277)
Balance at end of period	$459	$162	$459	$162

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

If a borrower defaults, pursuant to the credit recourse provided, the Company is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that the Company would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended June 30, 2017 and 2016, the Company repurchased approximately $66 thousand and $83 thousand, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  During the six-month periods ended June 30, 2017 and 2016, the Company repurchased approximately $107 thousand and $288 thousand, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, the Company has rights to the underlying collateral securing the mortgage loan. The Company suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2017, the Company’s liability for estimated credit losses related to loans sold with credit recourse amounted to $459 thousand (December 31, 2016– $710 thousand).

When the Company sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. The Company's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by the Company to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, the Company may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2017, the Company repurchased $1.4 million (June 30, 2016 – $817 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During both the six-month periods ended June 30, 2017 and June 30, 2016, the Company repurchased $2.3 million of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred before.

During the quarters ended June 30, 2017 and 2016, the Company recognized $254 thousand and $92 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $283 thousand and $329 thousand, respectively, from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the six-month periods ended June 30, 2017 and 2016, the Company recognized $354 thousand and $111 thousand, respectively, in losses

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from the repurchase of residential mortgage loans sold subject to credit recourse, and $590 thousand and $830 thousand, respectively, from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require the Company to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2017, the Company serviced $845.7 million in mortgage loans for third-parties. The Company generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, the Company must absorb the cost of the funds it advances during the time the advance is outstanding. The Company must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and the Company would not receive any future servicing income with respect to that loan. At June 30, 2017, the outstanding balance of funds advanced by the Company under such mortgage loan servicing agreements was approximately $366 thousand (December 31, 2016 - $334 thousand). To the extent the mortgage loans underlying the Company's servicing portfolio experience increased delinquencies, the Company would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 18— COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit	$434,051	$492,885
Commercial letters of credit	1,501	2,721

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

At June 30, 2017 and December 31, 2016, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at June 30, 2017 and December 31, 2016.

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

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2017 and December 31, 2016, is as follows:

	June 30,	December 31,
	2017	2016
	(In thousands)
Standby letters of credit and financial guarantees	$13,420	$4,041
Loans sold with recourse	6,640	20,126

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

Lease Commitments

The Company has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2017 and 2016, amounted to $2.5 million and $2.3 million, respectively. For the six-month periods ended June 30, 2017 and 2016, rent expense amounted to $4.5 million and $4.4 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at June 30, 2017, exclusive of taxes, insurance, and maintenance expenses payable by the Company, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2017	$3,665
2018	6,969
2019	6,928
2020	6,201
2021	5,371
Thereafter	7,881
$37,015

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), and independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At June 30, 2017 and December 31, 2016, the Company did not have investment securities classified as Level 3.

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

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At June 30, 2017 and December 31, 2016, there were no options tied to the S&P Index outstanding.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$649,327	$-	$649,327
Trading securities	-	294	-	294
Money market investments	6,467	-	-	6,467
Derivative assets	-	957	-	957
Servicing assets	-	-	9,866	9,866
Derivative liabilities	-	(1,881)	-	(1,881)
	$6,467	$648,697	$9,866	$665,030
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$58,089	$58,089
Foreclosed real estate	-	-	50,223	50,223
Other repossessed assets	-	-	3,225	3,225
	$-	$-	$111,537	$111,537

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$751,484	$-	$751,484
Trading securities	-	347	-	347
Money market investments	5,606	-	-	5,606
Derivative assets	-	1,330	-	1,330
Servicing assets	-	-	9,858	9,858
Derivative liabilities	-	(2,437)	-	(2,437)
	$5,606	$750,724	$9,858	$766,188
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$54,289	$54,289
Foreclosed real estate	-	-	47,520	47,520
Other repossessed assets	-	-	3,224	3,224
	$-	$-	$105,033	$105,033

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2017 and 2016:

	Quarter Ended June 30, 2017
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$-	$9,688	$-	$9,688
New instruments acquired	-	540	-	540
Principal repayments	-	(164)	-	(164)
Changes in fair value of servicing assets	-	(198)	-	(198)
Balance at end of period	$-	$9,866	$-	$9,866

	Six-Month Period Ended June 30, 2017
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$-	$9,858	$-	$9,858
New instruments acquired	-	1,074	-	1,074
Principal repayments	-	(326)	-	(326)
Changes in fair value of servicing assets	-	(740)	-	(740)
Balance at end of period	$-	$9,866	$-	$9,866

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$772	$7,819	$(746)	$7,845
Gains (losses) included in earnings	(585)	-	557	(28)
New instruments acquired	-	717	-	717
Principal repayments	-	(121)	-	(121)
Amortization	-	-	8	8
Changes in fair value of servicing assets	-	(483)	-	(483)
Balance at end of period	$187	$7,932	$(181)	$7,938

	Six-Month Period Ended June 30, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	(984)	-	886	(98)
New instruments acquired	-	1,275	-	1,275
Principal repayments	-	(225)	-	(225)
Amortization	-	-	28	28
Changes in fair value of servicing assets	-	(573)	-	(573)
Balance at end of period	$187	$7,932	$(181)	$7,938

During the quarters and six-month periods ended June 30, 2017 and 2016, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2017:

	June 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$9,866	Cash flow valuation	Constant prepayment rate	4.18% - 9.07%
			Discount rate	10.00% - 12.00%
Collateral dependant impaired loans	$25,242	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

Other non-collateral dependant impaired loans	$32,847	Cash flow valuation	Discount rate	4.15% - 10.50%

Foreclosed real estate	$50,223	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

Other repossessed assets	$3,225	Fair value of property or collateral	Estimated net realizable value less disposition costs	32.00% - 68.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of the Company’s financial instruments at June 30, 2017 and December 31, 2016 is as follows:

	June 30,		December 31,
	2017		2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$477,308	$477,308	$510,439	$510,439
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$294	$294	$347	$347
Investment securities available-for-sale	$649,327	$649,327	$751,484	$751,484
Investment securities held-to-maturity	$549,595	$555,407	$592,763	$599,884
Federal Home Loan Bank (FHLB) stock	$16,616	$16,616	$10,793	$10,793
Other investments	$3	$3	$3	$3
Derivative assets	$957	$957	$1,330	$1,330
Financial Liabilities:
Derivative liabilities	$1,881	$1,881	$2,437	$2,437
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,955,910	$4,091,866	$3,917,340	$4,147,692
FDIC indemnification asset	$-	$-	$8,669	$14,411
Accrued interest receivable	$19,798	$19,798	$20,227	$20,227
Servicing assets	$9,866	$9,866	$9,858	$9,858
Accounts receivable and other assets	$33,162	$33,162	$46,525	$46,525
Financial Liabilities:
Deposits	$4,560,586	$4,582,686	$4,644,629	$4,664,487
Securities sold under agreements to repurchase	$451,933	$453,492	$651,898	$653,756
Advances from FHLB	$138,002	$137,540	$106,422	$105,454
Other borrowings	$177	$177	$61	$61
Subordinated capital notes	$31,743	$36,083	$30,230	$36,083
Accrued expenses and other liabilities	$62,259	$62,259	$95,370	$95,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2017 and December 31, 2016:

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

•     The fair value of the FDIC indemnification asset represented the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset and the loss sharing percentages. The FDIC shared-loss agreements were terminated on February 6, 2017. Such termination takes into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten year term of the single family shared-loss agreement. Therefore, at June 30, 2017, the Company had no FDIC indemnification asset.

•     The fair value of servicing asset is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

•     The fair values of the derivative instruments are provided by valuation experts and counterparties. Certain derivatives with limited market activity are valued using externally developed models that consider unobservable market parameters. In the past, the Company offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At June 30, 2017, there were no options tied to S&P Index outstanding.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2017 and  2016:

	Quarter Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,019	$18	$8,903	$85,940	$-	$85,940
Interest expense	(6,820)	-	(3,557)	(10,377)	-	(10,377)
Net interest income	70,199	18	5,346	75,563	-	75,563
Provision for loan and lease losses	(26,526)	-	(10)	(26,536)	-	(26,536)
Non-interest income	11,776	6,329	6,781	24,886	-	24,886
Non-interest expenses	(47,402)	(4,100)	(1,314)	(52,816)	-	(52,816)
Intersegment revenue	346	-	71	417	(417)	-
Intersegment expenses	(71)	(254)	(92)	(417)	417	-
Income before income taxes	$8,322	$1,993	$10,782	$21,097	$-	$21,097
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	(969,595)	$6,235,826

	Quarter Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$79,675	$16	$8,217	$87,908	$-	$87,908
Interest expense	(7,300)	-	(7,296)	(14,596)	-	(14,596)
Net interest income	72,375	16	921	73,312	-	73,312
Provision for loan and lease losses	(14,445)	-	-	(14,445)	-	(14,445)
Non-interest income	8,214	6,910	31	15,155	-	15,155
Non-interest expenses	(47,097)	(4,908)	(1,820)	(53,825)	-	(53,825)
Intersegment revenue	389	-	49	438	(438)	-
Intersegment expenses	(49)	(286)	(103)	(438)	438	-
Income before income taxes	$19,387	$1,732	$(922)	$20,197	$-	$20,197
Total assets	$5,829,987	$19,054	$1,800,838	$7,649,879	(937,283)	$6,712,596

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$154,592	$30	$17,496	$172,118	$-	$172,118
Interest expense	(13,634)	-	(8,303)	(21,937)	-	(21,937)
Net interest income	140,958	30	9,193	150,181	-	150,181
Provision for loan and lease losses, net	(44,168)	-	(22)	(44,190)	-	(44,190)
Non-interest income, net	25,003	12,257	6,700	43,960	-	43,960
Non-interest expenses	(93,456)	(8,320)	(2,724)	(104,500)	-	(104,500)
Intersegment revenue	810	-	142	952	(952)	-
Intersegment expenses	(142)	(565)	(245)	(952)	952	-
Income before income taxes	$29,005	$3,402	$13,044	$45,451	$-	$45,451
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

	Six-Month Period Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$160,827	$34	$18,353	$179,214	$-	$179,214
Interest expense	(14,107)	-	(16,820)	(30,927)	-	(30,927)
Net interest income	146,720	34	1,533	148,287	-	148,287
Provision for loan and lease losses, net	(28,234)	-	-	(28,234)	-	(28,234)
Non-interest income, net	16,009	12,930	(281)	28,658	-	28,658
Non-interest expenses	(97,786)	(7,853)	(3,043)	(108,682)	-	(108,682)
Intersegment revenue	787	-	149	936	(936)	-
Intersegment expenses	(149)	(577)	(210)	(936)	936	-
Income (loss) before income taxes	$37,347	$4,534	$(1,852)	$40,029	$-	$40,029
Total assets	$5,829,987	$19,054	$1,800,838	$7,649,879	$(937,283)	$6,712,596

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

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$85,940	$87,908	-2.2%	$172,118	$179,214	-4.0%
Interest expense	10,377	14,596	-28.9%	21,937	30,927	-29.1%
Net interest income	75,563	73,312	3.1%	150,181	148,287	1.3%
Provision for loan and lease losses, net	26,536	14,445	83.7%	44,190	28,234	56.5%
Net interest income after provision for loan and lease losses	49,027	58,867	-16.7%	105,991	120,053	-11.7%
Non-interest income	24,886	15,155	64.2%	43,960	28,658	53.4%
Non-interest expenses	52,816	53,825	-1.9%	104,500	108,682	-3.8%
Income before taxes	21,097	20,197	4.5%	45,451	40,029	13.5%
Income tax expense	3,993	5,858	-31.8%	13,197	11,519	14.6%
Net income	17,104	14,339	19.3%	32,254	28,510	13.1%
Less: dividends on preferred stock	(3,466)	(3,467)	0.0%	(6,931)	(6,931)	0.0%
Income available to common shareholders	$13,638	$10,872	25.4%	$25,323	$21,579	17.4%
PER SHARE DATA:
Basic	$0.30	$0.25	20.0%	$0.58	$0.49	18.4%
Diluted	$0.30	$0.25	20.0%	$0.57	$0.49	16.3%
Average common shares outstanding	43,947	43,914	0.1%	43,931	43,906	0.1%
Average common shares outstanding and equivalents	51,100	51,095	0.0%	51,093	51,081	0.0%
Cash dividends declared per common share	$0.06	$0.06	0.0%	$0.12	$0.12	0.0%
Cash dividends declared on common shares	$2,640	$2,639	0.0%	$5,277	$5,272	0.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.09%	0.85%	28.2%	1.02%	0.83%	22.9%
Return on average tangible common equity	8.01%	6.70%	19.6%	7.51%	6.69%	12.3%
Return on average common equity (ROE)	7.06%	5.86%	20.5%	6.61%	5.85%	13.0%
Equity-to-assets ratio	15.06%	13.64%	10.4%	15.06%	13.64%	10.4%
Efficiency ratio	56.49%	58.76%	-3.9%	56.32%	59.16%	-4.8%
Interest rate spread	5.10%	4.55%	12.1%	5.07%	4.60%	10.2%
Interest rate margin	5.18%	4.65%	11.4%	5.14%	4.68%	9.8%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2017	2016	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,221,647	$1,362,511	-10.3%
Loans and leases, net	4,091,866	4,147,692	-1.3%
Total investments and loans	$5,313,513	$5,510,203	-3.6%
Deposits and borrowings
Deposits	$4,582,686	$4,664,487	-1.8%
Securities sold under agreements to repurchase	453,492	653,756	-30.6%
Other borrowings	173,800	141,598	22.7%
Total deposits and borrowings	$5,209,978	$5,459,841	-4.6%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	541,005	540,948	0.0%
Legal surplus	79,460	76,293	4.2%
Retained earnings	194,687	177,808	9.5%
Treasury stock, at cost	(104,502)	(104,860)	0.3%
Accumulated other comprehensive (loss) income	(307)	1,596	-119.2%
Total stockholders' equity	$938,969	$920,411	2.0%
Per share data
Book value per common share	$17.59	$17.18	2.4%
Tangible book value per common share	$15.51	$15.08	2.9%
Market price at end of period	$10.00	$13.10	-23.7%
Capital ratios
Leverage capital	13.69%	12.99%	5.4%
Common equity Tier 1 capital ratio	14.66%	14.05%	4.3%
Tier 1 risk-based capital	19.14%	18.35%	4.3%
Total risk-based capital	20.42%	19.62%	4.1%
Financial assets managed
Trust assets managed	$2,943,559	$2,850,494	3.3%
Broker-dealer assets gathered	$2,275,589	$2,350,718	-3.2%

FINANCIAL HIGHLIGHTS OF THE SECOND QUARTER OF 2017

•      Net income available to shareholders increased. The Company reported $13.6 million, or $0.30 per share fully diluted, compared to $11.7 million, or $0.26 per share fully diluted, in the first quarter of 2017 and $10.9 million, or $0.25 per share fully diluted, in the year ago quarter.

•      Puerto Rico municipality exposure reduced. The Company opportunistically sold a $38.0 million performing term loan with a municipality, resulting in a $4.3 million pre-tax loss. The sale reduced its exposure to this sector by approximately 27% from March 31, 2017, to $140.8 million after scheduled principal payments in July.

•      Balance sheet de-levered further. The Company unwound a 1.48% $100.0 million repurchase agreement, in line with its strategy to reduce borrowings. Related to this, the Company sold $166.0 million of mortgage backed securities. These transactions resulted in a tax-advantaged gain of $6.9 million.

•      Effective tax rate optimized. The Company now forecasts its 2017 effective tax rate to be 29.15% as compared to its previously stated 38% estimate. The new rate is similar to its 2016 rate and resulted in a $2.1 million beneficial adjustment to estimated income tax in the second quarter of 2017.

•      Net interest margin (NIM) improved. Due to a significant reduction in the cost of borrowings and higher yields on variable rate commercial loans and on cash, NIM increased 8 basis points from the first quarter of 2017 to 5.18%.

•      Credit quality and major performance ratios remained solid. The non-performing loan and total delinquency rates fell to the lowest levels in the last five quarters. Return on average assets was 1.09%, return on average tangible common stockholders’ equity was 8.01%, and the efficiency ratio was 56.49%.

•      Capital buildup continued. All major capital metrics advanced compared to the preceding and year ago quarters. Tangible book value per common share at $15.51 was up 1.2% and 3.7%, respectively, while tangible common equity ratio at 11.09% was up 43 and 117 basis points, respectively

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2017 and 2016:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2017 AND 2016

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$85,940	$87,908	5.89%	5.57%	$5,848,525	$6,328,161
Tax equivalent adjustment	1,302	1,422	0.09%	0.09%	-	-
Interest-earning assets - tax equivalent	87,242	89,330	5.98%	5.66%	5,848,525	6,328,161
Interest-bearing liabilities	10,377	14,596	0.79%	1.02%	5,293,848	5,751,529
Tax equivalent net interest income / spread	76,865	74,734	5.19%	4.64%	554,677	576,632
Tax equivalent interest rate margin			5.27%	4.74%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	7,746	7,621	2.33%	2.33%	1,334,938	1,311,468
Interest bearing cash and money market investments	956	612	1.00%	0.48%	384,037	512,916
Total investments	8,702	8,233	2.03%	1.81%	1,718,975	1,824,384
Non-acquired loans
Mortgage	9,411	9,851	5.40%	5.31%	698,782	743,516
Commercial	16,688	15,824	5.33%	4.43%	1,256,827	1,433,944
Consumer	8,075	6,548	11.06%	10.68%	292,739	246,003
Auto and leasing	19,275	16,885	9.63%	9.59%	803,201	706,107
Total non-acquired loans	53,449	49,108	7.03%	6.29%	3,051,549	3,129,570
Acquired loans:
Acquired BBVAPR
Mortgage	7,694	8,294	5.66%	5.52%	545,490	602,184
Commercial	4,517	6,572	7.31%	7.69%	247,815	342,752
Consumer	2,847	3,173	18.93%	18.19%	60,317	69,949
Auto	2,694	5,605	11.27%	10.44%	95,857	215,321
Total acquired BBVAPR loans	17,752	23,644	7.50%	7.71%	949,479	1,230,206
Acquired Eurobank	6,037	6,923	18.84%	19.29%	128,522	144,001
Total loans	77,238	79,675	7.50%	7.10%	4,129,550	4,503,777
Total interest earning assets	85,940	87,908	5.89%	5.57%	5,848,525	6,328,161

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	1,051	1,518	0.39%	0.51%	1,080,135	1,195,895
Savings and money market	1,485	1,308	0.52%	0.48%	1,151,650	1,103,808
Individual retirement accounts	380	464	0.63%	0.69%	242,009	269,417
Retail certificates of deposits	1,769	1,474	1.24%	1.26%	571,266	468,750
Total core deposits	4,685	4,764	0.62%	0.63%	3,045,060	3,037,870
Institutional deposits	653	620	1.17%	1.02%	223,788	243,592
Brokered deposits	2,084	1,816	1.45%	1.19%	575,642	612,137
Total wholesale deposits	2,737	2,436	1.39%	1.14%	799,430	855,729
	7,422	7,200	0.77%	0.74%	3,844,490	3,893,599
Non-interest bearing deposits	-	-	0.00%	0.00%	835,026	810,177
Deposits fair value premium amortization	-	(91)	0.00%	0.00%	-	-
Core deposit intangible amortization	230	258	0.00%	0.00%	-	-
Total deposits	7,652	7,367	0.66%	0.63%	4,679,516	4,703,776
Borrowings:
Securities sold under agreements to repurchase	1,734	4,258	1.47%	2.72%	472,338	627,693
Advances from FHLB and other borrowings	607	2,098	2.30%	2.65%	105,911	317,191
Subordinated capital notes	384	873	4.27%	3.40%	36,083	102,869
Total borrowings	2,725	7,229	1.78%	2.77%	614,332	1,047,753
Total interest bearing liabilities	10,377	14,596	0.79%	1.02%	5,293,848	5,751,529
Net interest income / spread	$75,563	$73,312	5.10%	4.55%
Interest rate margin			5.18%	4.65%
Excess of average interest-earning assets over average interest-bearing liabilities					$554,677	$576,632
Average interest-earning assets to average interest-bearing liabilities ratio					110.48%	110.03%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(476)	$945	$469
Loans	(7,363)	4,926	(2,437)
Total interest income	(7,839)	5,871	(1,968)
Interest Expense:
Deposits	(38)	323	285
Repurchase agreements	(1,054)	(1,470)	(2,524)
Other borrowings	(1,967)	(13)	(1,980)
Total interest expense	(3,059)	(1,160)	(4,219)
Net Interest Income	$(4,780)	$7,031	$2,251

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$172,118	$179,214	5.90%	5.66%	$5,887,429	$6,352,229
Tax equivalent adjustment	1,422	2,588	0.05%	0.08%	-	-
Interest-earning assets - tax equivalent	173,540	181,802	5.95%	5.74%	5,887,429	6,352,229
Interest-bearing liabilities	21,937	30,927	0.83%	1.06%	5,346,194	5,861,471
Tax equivalent net interest income / spread	151,603	150,875	5.12%	4.68%	541,235	490,758
Tax equivalent interest rate margin			5.19%	4.76%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	15,415	17,110	2.31%	2.49%	1,347,160	1,380,489
Trading securities	14	19	8.50%	12.33%	332	309
Interest bearing cash and money market investments	1,801	1,258	0.89%	0.50%	407,442	507,817
Total investments	17,230	18,387	1.98%	1.95%	1,754,934	1,888,615
Non-acquired loans
Mortgage	18,932	19,456	5.41%	5.20%	705,167	749,904
Commercial	32,685	31,238	5.27%	4.38%	1,251,179	1,429,638
Consumer	15,722	12,734	11.08%	10.63%	286,149	240,251
Auto and leasing	38,065	33,595	9.70%	9.69%	791,008	695,071
Total non-acquired loans	105,404	97,023	7.01%	6.25%	3,033,503	3,114,864
Acquired loans:
Acquired BBVAPR
Mortgage	15,585	16,601	5.69%	5.57%	552,177	597,212
Commercial	9,500	14,268	7.56%	8.73%	253,286	327,810
Consumer	5,779	6,276	19.04%	18.20%	61,207	69,164
Auto	5,973	12,175	11.27%	11.52%	106,895	211,986
Total acquired BBVAPR loans	36,837	49,320	7.63%	8.20%	973,566	1,206,172
Acquired Eurobank	12,647	14,484	20.33%	20.37%	125,425	142,578
Total loans	154,888	160,827	7.56%	7.23%	4,132,494	4,463,614
Total interest earning assets	172,118	179,214	5.90%	5.66%	5,887,428	6,352,229

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$2,092	$2,600	0.39%	0.44%	$1,086,228	$1,173,975
Savings and money market	2,966	2,706	0.52%	0.49%	1,157,811	1,109,680
Individual retirement accounts	806	966	0.66%	0.72%	247,785	268,238
Retail certificates of deposits	3,418	2,813	1.24%	1.27%	556,568	443,371
Total core deposits	9,282	9,085	0.65%	0.61%	3,048,392	2,995,264
Institutional deposits	1,294	1,274	1.16%	1.00%	223,991	256,699
Brokered deposits	3,969	3,804	1.39%	1.13%	575,098	673,231
Total wholesale deposits	5,263	5,078	1.33%	1.10%	799,089	929,930
	14,545	14,163	0.76%	0.72%	3,847,481	3,925,194
Non-interest bearing deposits	-	-	0.00%	0.00%	833,852	$792,564
Deposits fair value premium amortization	-	(189)	0.00%	0.00%	-	-
Core deposit intangible amortization	460	517	0.00%	0.00%	-	-
Total deposits	15,005	14,491	0.65%	0.62%	4,681,333	4,717,758
Borrowings:
Securities sold under agreements to repurchase	4,979	10,358	1.92%	2.91%	523,272	713,653
Advances from FHLB and other borrowings	1,202	4,337	2.30%	2.66%	105,506	327,278
Subordinated capital notes	751	1,741	4.20%	3.40%	36,083	102,782
Total borrowings	6,932	16,436	2.10%	2.88%	664,861	1,143,713
Total interest bearing liabilities	21,937	30,927	0.83%	1.06%	5,346,194	5,861,471
Net interest income / spread	$150,181	$148,287	5.07%	4.60%
Interest rate margin			5.14%	4.68%
Excess of average interest-earning assets over average interest-bearing liabilities					$541,235	$490,759
Average interest-earning assets to average interest-bearing liabilities ratio					110.12%	108.37%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,301)	$144	$(1,157)
Loans	(12,374)	6,435	(5,939)
Total interest income	(13,675)	6,579	(7,096)
Interest Expense:
Deposits	(112)	626	514
Repurchase agreements	(2,763)	(2,616)	(5,379)
Other borrowings	(4,077)	(48)	(4,125)
Total interest expense	(6,952)	(2,038)	(8,990)
Net Interest Income	$(6,723)	$8,617	$1,894

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

Comparison for the quarters ended June 30, 2017 and 2016

Table 1 above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended June 30, 2017 and 2016.

Net interest income of $75.6 million increased 3.1%, or $2.3 million, from $73.3 million, reflecting a decrease in interest expenses of 28.9%, or $4.2 million, partially offset by a decrease in interest income of 2.2%, or $2.0 million.

The decrease in interest expenses was primarily a result of the repayment at maturity of (i) a $232.0 million 4.78% repurchase agreement in March 2017 that generated interest expense savings of $2.5 million and (ii) $227.0 million of short term FHLB advances during the second quarter of 2016 that generated interest expense savings of $1.5 million. The decrease in interest expenses was partially offset by an increase in the deposit interest expense of $285 thousand.

The decrease in interest income was caused primarily by a decrease of $6.8 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid. This decrease was partially offset by an increase of $4.3 million in the interest income from originated loans from higher yields in the commercial and retail loan portfolios and an increase of $469 thousand in the interest income from investments as a result of increased yields on interest bearing cash and money market investments.

Interest rate spread increased 55 basis points from 4.55% to 5.10%. This increase is mainly due to the net effect of a 32 basis point increase in the average yield of interest-earning assets from 5.57% to 5.89% and to 23 basis point decrease in average costs of interest-bearing liabilities from 1.02% to 0.79%.

Interest income decreased to $85.9 million from $87.9 million. Such decrease reflected a decrease of $7.8 million from a lower volume of interest-earning assets, partially offset by an increase of $5.9 million from higher interest rates on interest-earning assets. Interest income from loans decreased 3.1% to $77.2 million, reflecting a decrease of $7.4 million from a lower volume of loans, partially offset by an increase of $4.9 million from higher interest rates.  Interest income from investments increased 5.7% to $8.7 million, reflecting an increase of $945 thousand attributable to higher interest rates on cash balances and a decrease of $476 thousand attributable to a lower volume.

The average balance of total interest-earning assets was $5.849 billion, a decrease of 7.6% from the same period in 2016. The average balances of loans and investments decreased 8.3% and 5.8%, respectively, reflecting a decrease in the average acquired loan portfolio of $296.2 million due to repayments and maturities and the sale of $166.0 million mortgage-backed securities and $39.2 million US Treasury securities during the quarter ended June 30, 2017.

Interest expense decreased to $10.4 million from $14.6 million, due to the decreases of $3.1 million and $1.2 million in the volume and interest rate of interest-bearing liabilities, respectively. The decreased volume and rate of repurchase agreements decreased interest expenses by $1.1 million and $1.5 million, respectively, and the decrease in the volume of other borrowings decreased interest expenses by $2.0 million. The decrease in interest expenses was partially offset by an increase of $285 thousand in deposit interest expenses from higher interest rates. The total cost of borrowings decreased 99 basis points to 1.78% from 2.77%. The cost of deposits slightly increased 6 basis point to 0.66%, when compared to 0.60% for the same period in 2016.

Comparison of six-month periods ended June 30, 2017 and 2016

Table 1A above shows the major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the six-month periods ended June 30, 2017 and 2016.

Net interest income of $150.2 million increased 1.3%, or $1.8 million, from $148.3 million, reflecting a decrease in interest expense of 29.1%, or $9.0 million, partially offset by a decrease in interest income of 4.0%, or $7.1 million.

The decrease in interest expenses was primarily a result of the repayment (i) of $268.0 million in part in February 2016 and $232.0 million at maturity in March 2017 of a 4.78% repurchase agreement that generated interest expense savings of $5.4 million and (ii) of $227 million at maturity of short term FHLB advances classified as other borrowings during the quarter that generated interest expense savings of $3.1 million.  The decrease in interest expenses was partially offset by an increase in the deposit interest expense of $514 thousand.

The decrease in interest income was caused primarily by a decrease of $14.3 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid. This decrease was partially offset by an increase of $8.4 million in the interest income from originated loans from higher yields in the commercial and retail loan portfolios. Interest income from investments decreased $1.2 million in the as a result of a decrease in the investment securities portfolio volume.

Interest rate spread increased 47 basis points from 4.60% to 5.07%. This increase is mainly due to the net effect of a 24 basis point increase in the average yield of interest-earning assets from 5.66% to 5.90% and to 23 basis point decrease in average costs of interest-bearing liabilities from 1.06% to 0.83%.

Interest income decreased to $172.1 million from $179.2 million. Such decrease reflects a decrease of $13.0 million from a lower volume of interest-earning assets, partially offset by an increase of $5.9 million from higher interest rates on interest-earning assets. Interest income from loans decreased 3.7% to $154.9 million, reflecting a decrease of $11.7 million from a lower volume of loans, partially offset by an increase of $5.8 million from higher interest rates. Interest income from investments decreased 6.3% to $17.2 million, reflecting a decrease of $1.3 million attributable to a lower volume and an increase of $144 thousand attributable to higher interest rates on interest bearing cash and money market investments.

The average balance of total interest-earning assets was $5.887 billion, a decrease of 7.3% from the same period in 2016. The average balances of loans and investments decreased 7.4% and 7.1%, respectively, reflecting a decrease in the average acquired loan portfolio of $250.0 million due to repayments and maturities, a decrease in the average originated loan portfolio of $81.4 million as a result of the sale of the $200 million participation in the PREPA line of credit in the fourth quarter of 2016. The decrease in average investments reflects the sale of $166.0 million mortgage-backed securities and $39.2 million US Treasury securities during the second quarter of 2017.

Interest expense decreased to $21.9 million from $30.9 million, due to the decreases of $7.0 million and $2.0 million from decreases in the volume and interest rate of interest-bearing liabilities, respectively. The decreased volume and rate of repurchase agreements decreased interest expenses by $2.8 million and $2.6 million, respectively, and the decrease in the volume of other borrowings decreased interest expenses by $4.1 million. The decrease in interest expenses was partially offset by an increase of $514 thousand in deposit interest expenses from higher interest rates.  The total cost of borrowings decreased 78 basis points to 2.10% from 2.88%. The cost of deposits slightly increased 3 basis point to 0.65%, when compared to 0.62% for the same period in 2016.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in thousands)
Banking service revenue	$10,458	$10,219	2.3%	$21,084	$20,337	3.7%
Wealth management revenue	6,516	7,041	-7.5%	12,731	13,193	-3.5%
Mortgage banking activities	959	1,024	-6.3%	1,546	1,879	-17.7%
Total banking and financial service revenue	17,933	18,284	-1.9%	35,361	35,409	-0.1%
FDIC shared-loss benefit (expense), net	-	(3,420)	100.0%	1,403	(7,449)	118.8%
Net gain (loss) on:
Sale of securities available for sale	6,891	211	3165.9%	6,891	12,207	-43.5%
Derivatives	22	(10)	320.0%	103	(13)	892.3%
Early extinguishment of debt	(80)	-	-100.0%	(80)	(12,000)	99.3%
Other non-interest income	120	90	33.3%	282	504	-44.0%
	6,953	(3,129)	322.2%	8,599	(6,751)	227.4%
Total non-interest income, net	$24,886	$15,155	64.2%	$43,960	$28,658	53.4%

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts.

Comparison of quarters ended June 30, 2017 and 2016

As shown in Table 2 above, the Company recorded non-interest income, net, in the amount of $24.9 million, compared to $15.2 million, an increase of 64.2%, or $9.7 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services increased 2.3% to $10.5 million from $10.2 million. The increase is mainly due to an increase in account analysis services fees of $163 thousand and an increase in debit card interchange income fees of $81 thousand.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 7.5% to $6.5 million, as compared to $7.0 million in the same period in 2016. Such decrease reflects a reduction in securities brokerage activities and the liquidation of the Puerto Rico Cash & Money Market Fund on April 3, 2017. Client trading volume in the broker-dealer subsidiary continued its downward trend due to the general investor uncertainty in the Puerto Rico market.

Income generated from mortgage banking activities decreased 6.3% to $959 thousand, compared to $1.0 million, mainly from the decrease in price of the mortgage servicing asset.

During the second quarter of 2017, the Company took advantage of the market conditions and sold $166.0 million of its mortgage-backed securities, generating a gain of $6.9 million. As a result of this sale, the Company repaid before maturity $100 million of repurchase agreements at a cost of $80 thousand.

Comparison of six-month periods ended June 30, 2017 and 2016

The Company recorded non-interest income, net in the amount of $44.0 million, compared to $28.7 million for the same period in 2016, an increase of 53.4%, or $15.3 million.

Banking service revenue, which consists primarily of fees generated by deposit accounts, electronic banking services, and customer services, increased 3.7% to $21.1 million, from $20.3 million for the same period in 2016. The increase is mainly due to increases in account analysis services fees of $426 thousand, debit card interchange income of $230 thousand, and card management service fees of $106 thousand.

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased 3.5% to $12.7 million, as compared to $13.2 million in the same period in 2016. Such decrease reflects a reduction in securities brokerage activities and the liquidation of the Puerto Rico Cash & Money Market Fund on April 3, 2017. Client trading volume in the broker-dealer subsidiary continued its downward trend due to the general investor uncertainty in the Puerto Rico market.

Income generated from mortgage banking activities decreased 17.7% to $1.5 million, compared to $1.9 million, mainly from the decrease in price of the mortgage servicing asset.

During the six-month period ended June 30, 2017, the Company entered into an agreement with the FDIC to terminate two shared-loss agreements covering certain assets, resulting in a benefit of $1.4 million, recorded in the consolidated statement of operations. During the six-month period ended 2016, the Company recorded expenses of $7.4 million related to the FDIC shared-loss agreement.

During the six-month period ended June 30, 2017, the Company took advantage of market conditions and sold $166.0 million of its mortgage-backed securities, generating a gain of $6.9 million. As a result of this sale, the Company unwound $100 million of repurchase agreements at a cost of $80 thousand, included as a loss on early extinguishment of debt in the consolidated statements of operations. During the same period in 2016, the Company sold $277.2 million in mortgage-backed securities and $11.1 million in Puerto Rico government bonds, resulting in a gain of $12.2 million. This transaction resulted in the repayment before maturity of $268.0 million of a repurchase agreement at a cost of $12.0 million, included as a loss on early extinguishment of debt in the consolidated statements of operations.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2017	2016	Variance %	2017	2016	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$19,317	$18,441	4.8%	$39,664	$38,696	2.5%
Professional and service fees	3,225	2,810	14.8%	6,462	5,795	11.5%
Occupancy and equipment	8,690	8,107	7.2%	16,057	15,929	0.8%
Insurance	1,183	3,155	-62.5%	2,783	6,305	-55.9%
Electronic banking charges	5,450	4,947	10.2%	10,352	10,536	-1.7%
Information technology expenses	2,069	1,606	28.8%	4,068	3,262	24.7%
Advertising, business promotion, and strategic initiatives	1,361	1,294	5.2%	2,722	2,588	5.2%
Loss on sale of foreclosed real estate and other repossessed assets	1,787	4,163	-57.1%	3,113	6,094	-48.9%
Loan servicing and clearing expenses	1,270	1,966	-35.4%	2,459	4,096	-40.0%
Taxes, other than payroll and income taxes	2,393	2,330	2.7%	4,764	5,001	-4.7%
Communication	761	581	31.0%	1,506	1,400	7.6%
Printing, postage, stationery and supplies	665	600	10.8%	1,303	1,325	-1.7%
Director and investor relations	274	301	-9.0%	554	579	-4.3%
Credit related expenses	2,217	2,203	0.6%	4,843	4,458	8.6%
Other operating expenses	2,154	1,321	63.1%	3,850	2,618	47.1%
Total non-interest expenses	$52,816	$53,825	-1.9%	$104,500	$108,682	-3.8%
Relevant ratios and data:
Efficiency ratio	56.49%	58.76%		56.32%	59.16%
Compensation and benefits to non-interest expense	36.57%	34.43%		37.96%	35.71%
Compensation to average total assets owned (annualized)	1.23%	1.09%		1.25%	1.13%
Average number of employees	1,462	1,451		1,449	1,460
Average compensation per employee	$13.21	$12.80		$27.4	$26.6
Average loans per average employee	$2,825	$3,104		$2,854	$3,057

Non-Interest Expenses

Comparison of quarters ended June 30, 2017 and 2016

Non-interest expense was $52.8 million, representing a decrease of 1.9% compared to $53.8 million.

Loss on sale of foreclosed real estate and other repossessed assets decreased 57.1% to $1.8 million, as compared to $4.2 million in the second quarter of 2016 due to lower markdowns, $1.5 million in savings resulting from the loss-share termination, and to fewer losses on the sale of foreclosed real estate and other repossessed assets.

Insurance expense decreased $2.0 million, to $1.2 million, as a result of a change in the calculation method of the FDIC Savings Association Insurance Fund (SAIF) insurance that became effective during the third quarter of 2016.

Loan servicing and clearing expenses decreased $696 thousand, mainly due to a reduction of $611 thousand in mortgage servicing expense from the migration to in-house servicing during 2016.

The decreases in the foregoing non-interest expenses were partially offset by increases in compensation and employee benefits, in occupancy and equipment expenses, and in electronic banking charges.

Compensation and employee benefits increased $876 thousand, mainly due to an increase in provision for bonus of $936 thousand from an increase in average employees.

Occupancy and equipment expenses increased $583 thousand, primarily due to costs associated with consolidating office space during the second quarter of 2017.

Electronic banking charges increased $503 thousand, primarily as a result of an increase of $538 thousand in credit cards processing services.

The efficiency ratio improved to 56.49% from 58.76%. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit/expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income (losses) that are excluded from efficiency ratio computation for the quarters ended June 30, 2017 and 2016 amounted to $7.0 million income and a $3.1 million loss, respectively.

Comparison of six-month periods ended June 30, 2017 and 2016

Non-interest expense for the six-month period ended June 30, 2017 was $104.5 million, representing a decrease of 3.8% compared to $108.7 million.

Insurance expense decreased $3.5 million, to $2.8 million, as a result of a change in the calculation method of the FDIC Savings Association Insurance Fund (SAIF) insurance. The change was effective beginning with the June 30, 2016 invoice, which was received during the third quarter of 2016.

Loss on sale of foreclosed real estate and other repossessed assets decreased 48.9% to $3.1 million, as compared to $6.1 million in the same period for the previous year due to lower markdowns, $2.2 million in savings resulting from the loss-share termination, and to decrease in losses on the sale of foreclosed real estate.

Loan servicing and clearing expenses decreased $1.6 million, mainly due to a reduction in the mortgage servicing expense of $1.6 million from the migration to in-house servicing during 2016.

The decreases in the foregoing non-interest expenses were partially offset by increases in compensation and employee benefits, professional and service fees, information technology expenses, and other operating expenses.

Compensation and employee benefits increased $968 thousand, mainly due to an increase in provision for bonus of $1.1 million, mainly related to an adjustment made in the second quarter of 2016 from a decrease in average employees.

Professional and service fees increased 11.5% or $667 thousand to $6.5 million, mostly due to increases of $570 thousand and $168 thousand in collection agencies expense, and in consulting and outsourcing expenses, respectively.

Information and technology expenses increased $806 thousand to $4.1 million, mostly due to $703 thousand increase in data processing expenses.

Other operating expenses increased $1.2 million, mainly from an increase of $200 thousand in broker-dealer legal contingencies, and $534 thousand from a commercial loan repurchased during the six-month period ended June 30, 2017.

The efficiency ratio was 56.32% compared to 59.16% for the same period in 2016. The efficiency ratio measures how much of the Company’s revenues is used to pay operating expenses. The Company computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income (losses) that are excluded from the efficiency ratio computation for the six-month period ended June 30, 2017 amounted to income of $8.6 million, compared to losses of $6.8 million for the six-month period ended June 30, 2016.

Provision for Loan and Lease Losses

Comparison of quarters ended June 30, 2017 and 2016

Provision for loan and lease losses increased 83.7%, or $12.1 million, to $26.5 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses increased 152.2%, or $13.8 million, to $22.8 million from $9.1 million, mainly from the increase in the provision for commercial loans. The increase reflects the provision for commercial loans of $12.1 million, compared to a recapture of $457 thousand for the same quarter in 2016. Provisions for mortgage and consumer loans increased $1.1 million and $1.8 million, respectively. Increases in provision for originated and other loan and lease losses were partially offset by a decrease in provision for auto loans of $1.7 million.

On June 30, 2017, the Company was opportunistic and entered into an agreement to sell a performing originated municipal loan, which was due in July 2018, for $28.8 million. The sale, which closed on July 5, 2017 upon receipt of the sales proceeds, reduced near-term  risk associated with a likely refinancing. A provision of $4.3 million was recorded in second quarter of 2017 to charge-off the loss on sale. The loan was moved to other loans held-for-sale at June 30, 2017 with a balance of $33.7 million, and included a principal payment of $4.8 million received by the Company in July 1, 2017. Based on the Company's allowance for loan and lease losses methodology for originated loans, the Company has a general reserve for the municipal loan portfolio, as they have particular risk characteristics. A loss in any of the loans in this portfolio will impact directly the general valuation reserve ("GVA") factor to be used for the determination of the allowance for loan and lease losses. As a result of the aforementioned loss on sale, another provision of $5.9 million was recorded for the general allowance on the municipal loan portfolio. The sale reduced the Company's exposure to this sector by approximately 27% from December 31, 2016, to $140.8 million after the municipal loan sale and scheduled principal payments received after the quarter-end. Such municipal loan exposure represents 2.3% of the Company's total assets at June 30, 2017, which is a level more in line with the Company's size. The composition of this balance is $90.0 million originated municipal loans with an allowance for loan losses of $7.1 million, and $50.8 million acquired municipal loans accounted for under ASC 310-30 with an allowance for loan losses of $557 thousand.

The increase in provision for commercial loans also reflected an $1.7 million increase in provision for loan losses from the growth of the originated loan portfolio.

Total charge-offs on originated and other loans increased 43.2% to $18.8 million, as compared to $13.1 million as a result of increases in commercial, consumer and mortgage charge-offs of $4.0 million, $1.2 million and $788 thousand, respectively. Increase in commercial charge-offs includes the $4.3 million loss on the aforementioned sale of the municipal loan. These increases in charge-offs were offset by a decrease in auto loan charge-offs of $325 thousand. Total recoveries on originated and other loans increased from $3.6 million to $5.2 million. Recoveries for 2017 included $1.1 million and $612 thousand from the sale of auto and consumer loans, respectively, previously fully charged-off. The net charge-off rate increased 58 basis points to 1.79%.

Provision for acquired loan and lease losses decreased 31.1%, or $1.7 million, to $3.7 million from $5.4 million. Provision for acquired BBVAPR loan and lease losses decreased $1.1 million to $3.3 million from $4.4 million. Provision for acquired Eurobank loan and lease losses decreased $619 thousand, as these loans continue to repay and mature.

Comparison of six-month periods ended June 30, 2017 and 2016

Provision for loan and lease losses increased 56.5%, or $16.0 million, to $44.2 million. Based on an analysis of the credit quality and the composition of the Company’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for originated and other loan and lease losses increased 75.3%, or $14.8 million, to $34.6 million from $19.7 million, mainly from the increase in the provision for commercial loans. This increase reflects the provision for commercial loans of $13.8 million, compared to a recapture of $119 thousand for the same period in 2016. Such provision includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on the municipal loan portfolio. The increase in provision for commercial loans also reflected a $1.7 million increase in provision for loan losses from the growth of the originated loan portfolio. Also, provisions for consumer and mortgage loans increased $2.9 million and $2.7 million, respectively. Increases in provision for originated and other loan and lease losses were partially offset by a decrease in provision for auto loans of $4.1 million.

Total charge-offs on originated and other loans increased 24.8% to $32.9 million, as compared to $26.5 million as a result of increases in commercial, consumer and mortgage charge-offs of $3.9 million, $2.2 million and $1.5 million, respectively. The increase in commercial charge-offs includes the $4.3 million recorded to charge-off the loss on the aforementioned sale of the municipal loan. Increases in charge-offs were offset by a decrease in auto loan charge-offs of $1.1 million. Total recoveries on originated and other loans increased from $7.0 million to $8.8 million. Recoveries for 2017 included $1.1 million and $612 thousand from the sale of auto and consumer loans, respectively, previously fully charged-off. The net charge-off rate increased 34 basis points to 1.59%.

Provision for acquired loan and lease losses increased 13.1%, or $1.1 million, to $9.6 million from $8.5 million. Provision for acquired BBVAPR loan and lease losses increased $917 thousand to $7.6 million from $6.7 million. Provision for acquired Eurobank loan and lease losses increased $196 thousand, as these loans continue to repay and mature.

Income Taxes

Comparison of quarters ended June 30, 2017 and 2016

Income tax expense was $4.0 million, compared to $5.9 million. The effective income tax rate decreased to 29.15% as a result of higher proportion of exempt income and income subject to preferential rates, mainly from to the gain on sale of investment securities available for sale during 2017.

Comparison of six-month periods ended June 30, 2017 and 2016

Income tax expense was $13.2 million, compared to $11.5 million for the same period in 2016. Income tax expense reflects the net income before income taxes of $45.5 million for the six-month period ended June 30, 2017, compared to a net income before income taxes of $40.0 million for the same period of 2016.

Business Segments

The Company segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as the Company’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. The Company measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. The Company’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2017 and 2016.

	Quarter Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,019	$18	$8,903	$85,940	$-	$85,940
Interest expense	(6,820)	-	(3,557)	(10,377)	-	(10,377)
Net interest income	70,199	18	5,346	75,563	-	75,563
Provision for loan and lease losses	(26,526)	-	(10)	(26,536)	-	(26,536)
Non-interest income	11,776	6,329	6,781	24,886	-	24,886
Non-interest expenses	(47,402)	(4,100)	(1,314)	(52,816)	-	(52,816)
Intersegment revenue	346	-	71	417	(417)	-
Intersegment expenses	(71)	(254)	(92)	(417)	417	-
Income before income taxes	$8,322	$1,993	10,782	$21,097	$-	$21,097
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

	Quarter Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$79,675	$16	$8,217	$87,908	$-	$87,908
Interest expense	(7,300)	-	(7,296)	(14,596)	-	(14,596)
Net interest income	72,375	16	921	73,312	-	73,312
Provision for loan and lease losses	(14,445)	-	-	(14,445)	-	(14,445)
Non-interest income	8,214	6,910	31	15,155	-	15,155
Non-interest expenses	(47,097)	(4,908)	(1,820)	(53,825)	-	(53,825)
Intersegment revenue	389	-	49	438	(438)	-
Intersegment expenses	(49)	(286)	(103)	(438)	438	-
Income (loss) before income taxes	$19,387	$1,732	(922)	$20,197	$-	$20,197
Total assets	$5,829,987	$19,054	$1,800,838	$7,649,879	$(937,283)	$6,712,596

	Six-Month Period Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$154,592	$30	$17,496	$172,118	$-	$172,118
Interest expense	(13,634)	-	(8,303)	(21,937)	-	(21,937)
Net interest income	140,958	30	9,193	150,181	-	150,181
Provision for loan and lease losses	(44,168)	-	(22)	(44,190)	-	(44,190)
Non-interest income	25,003	12,257	6,700	43,960	-	43,960
Non-interest expenses	(93,456)	(8,320)	(2,724)	(104,500)	-	(104,500)
Intersegment revenue	810	-	142	952	(952)	-
Intersegment expenses	(142)	(565)	(245)	(952)	952	-
Income before income taxes	$29,005	$3,402	$13,044	$45,451	$-	$45,451
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

	Six-Month Period Ended June 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$160,827	$34	$18,353	$179,214	$-	$179,214
Interest expense	(14,107)	-	(16,820)	(30,927)	-	(30,927)
Net interest income	146,720	34	1,533	148,287	-	148,287
Provision for loan and lease losses	(28,234)	-	-	(28,234)	-	(28,234)
Non-interest income (loss)	16,009	12,930	(281)	28,658	-	28,658
Non-interest expenses	(97,786)	(7,853)	(3,043)	(108,682)	-	(108,682)
Intersegment revenue	787	-	149	936	(936)	-
Intersegment expenses	(149)	(577)	(210)	(936)	936	-
Income (loss) before income taxes	$37,347	$4,534	$(1,852)	$40,029	$-	$40,029
Total assets	$5,829,987	$19,054	$1,800,838	$7,649,879	$(937,283)	$6,712,596

Comparison of quarters ended June 30, 2017 and 2016

Banking

Net interest income of the Company’s Banking segment decreased $2.2 million, or 3.0%, reflecting a decrease of 3.1% in interest income from loans. Interest income from loans decreased to $77.0 million, reflecting a decrease of $7.6 million due to lower volume, partially offset by an increase of $4.9 million in from higher interest rates. Our loan portfolio is transitioning as originated loans with normal yields grow at a slower pace than higher-yielding acquired loans decline due to repayments and maturities.

Originated loans interest income increased 8.8% to $53.4 million, as average balances dropped 2.5% and yields increased to 7.03%, mainly from higher yields in commercial and retail categories. Acquired BBVAPR loans interest income declined 24.9% to $17.8 million as average balances declined 22.8% and yields decreased 21 basis points to 7.50%. Acquired Eurobank loans interest income fell 12.8% to $6.0 million as average balances declined 10.7% and yields decreased 45 basis points to 18.84%. The decline in acquired loans reflects continued pay downs, and periodic yield recasting.

Provision for loan and lease losses increased 83.7%, or $12.1 million, to $26.5 million, reflecting the increase in provision of commercial loans. Such provision includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on municipal loan portfolio. The increase in provision for commercial loans also reflected an $1.7 million increase in provision for loan losses from the growth of the originated loan portfolio.

Non-interest income increased to $11.8 million, $3.6 million up from the same quarter in 2016. The increase was driven by the FDIC shared-loss agreement termination during the first quarter of 2017, compared to an expense of $3.4 million in the year ago quarter recorded for such agreement.

Non-interest expense of $47.4 million slightly increased 0.6%, primarily reflecting an increase in electronic banking charges of $503 thousand, as a result of an increase of $538 thousand in credit cards processing services.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased $581 thousand to $6.3 million, compared to $6.9 million, mainly from changes in volume and market rates.

Non-interest expense of $4.1 million decreased $808 thousand, primarily reflecting a decrease in compensation expense from lower broker commissions.

Treasury

Treasury's income before taxes, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $10.8 million, compared to a loss of $922 thousand.

Net interest income increased $4.4 million to $5.3 million, mainly from an increase in interest income and a reduction in interest expenses. Interest income from investments increased 5.7%, to $8.7 million, mainly attributable to higher interest rates on cash balances. Interest expense decreased $3.7 million to $3.6 million because of the drop in repurchase agreements from the payment at maturity of a $232.0 million repurchase agreement at 4.78% in March 2017. In addition, other borrowings balances decreased from the repayment at maturity of $227.0 million of short term FHLB advances during the second quarter of 2016. Total cost of borrowings decreased 99 basis points to 1.78% from 2.77%.

During the second quarter of 2017, the Company took advantage of the market conditions and sold $166.0 million of its mortgage-backed securities, generating a gain of $6.9 million. As a result of this sale, the Company repaid before maturity $100 million repurchase agreements at a cost of $80 thousand.

Comparison of six-month periods ended June 30, 2017 and 2016

Banking

Net interest income of the Company’s Banking segment decreased $5.8 million, or 3.9%, reflecting a decrease of 3.9% in interest income from loans. Interest income from loans decreased $6.2 million to $154.6 million, reflecting a decrease of $11.7 million due to lower volume, partially offset by an increase of $5.5 million from higher interest rates.

Originated loans interest income increased 8.6% to $105.4 million, as average balances dropped 2.6% and yields increased to 7.01%, mainly from higher yields in commercial and retail categories. Acquired BBVAPR loans interest income declined 25.3% to $36.8 million as average balances declined 19.3% and yields decreased 57 basis points to 7.63%. Acquired Eurobank loans interest income fell 12.7% to $12.6 million as average balances declined 7.5% and yields decreased 107 basis points to 19.84%.

Provision for loan and lease losses increased 56.4%, or $15.9 million, to $44.2 million, reflecting the increase in provision of commercial loans. Such provision includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on municipal loan portfolio. The increase in provision for commercial loans also reflected an $1.7 million increase in provision for loan losses from the growth of the originated loan portfolio.

Non-interest income increased to $25.0 million, $9.0 million up from the same period in 2016. The increase was mainly driven by the FDIC shared-loss agreement termination during the first quarter of 2017, in which the Company recorded a benefit of $1.4 million, compared to an expense of $7.4 million in the year ago quarter recorded for such agreement.

Non-interest expense of $93.5 million decreased 4.4%, primarily reflecting a decrease in loss on sale of foreclosed real estate and other repossessed assets, which decreased 48.9% to $3.1 million, as compared to $6.1 million in the same period for the previous year due to lower markdowns, $2.2 million in savings resulting from the loss-share termination, and to fewer losses on the sale of foreclosed real estate.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased $673 thousand to $12.3 million, compared to $12.9 million, mainly from changes in volume and market rates.

Non-interest expense of $8.3 million increased $467 thousand, primarily reflecting an increase in broker-dealer legal contingencies.

Treasury

Treasury's income before taxes, which consists of the Company's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $13.0 million, compared to a loss of $1.9 million.

Net interest income increased $7.7 million to $9.2 million, mainly from a reduction in interest expenses. Interest income from investments decreased 6.3% to $17.2 million, reflecting a decrease from lower volume and interest rate of $1.3 million and $144 thousand, respectively. Interest expense reflects a decrease in repurchase agreements volume and rate of $2.8 million and of $2.6 million, respectively, and the decrease in other borrowings volume and rate of $4.1 million and $48 thousand, respectively. Decrease in repurchase agreements reflects the partial unwinding of $268.0 million repurchase agreement at 4.78% in February 2016 and the repayment at maturity of the remaining $232.0 million balance in March 2017. The decrease in other borrowings balances resulted from the repayment at maturity of $227.0 million of short term FHLB advances during the second quarter of 2016. Total cost of borrowings decreased 78 basis points to 2.10% from 2.88%.

During 2017, the Company took advantage of the market conditions and sold $166.0 million of its mortgage-backed securities, generating a gain of $6.9 million. As a result of this sale, the Company unwound $100 million of repurchase agreements at a cost of $80 thousand.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2017, the Company’s total assets amounted to $6.236 billion representing a decrease of 4.1% when compared to $6.502 billion at December 31, 2016. This reduction is mainly due to a decrease in the investment portfolio of $140.9 million, a  decrease in the loan portfolio of $55.8 million and a decrease in cash and cash equivalents of $33.1 million.

The Company's investment portfolio decreased $140.9 million from $1.363 billion at December 31, 2016 to $1.222 billion at June 30, 2017, reflecting decreases in investment securities available-for-sale portfolio by $102.0 million, mainly attributed to the sale of $166.0 million mortgage-backed securities during the six-month period ended June 30, 2017.  There was also a decrease in investment securities held-to-maturity portfolio by $44.5 million  primarily due to paydowns and premium amortizations of $41.9 million and $2.6 million, respectively.

The Company’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At June 30, 2017, the Company’s loan portfolio decreased $55.8 million from $4.148 billion at December 31, 2016 to $4.092 billion. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities. At June 30, 2017, loans held for sale, at fair value increased $35.2 million. The acquired BBVAPR loan portfolio decreased $108.9 million from December 31, 2016 to $899.0 million. The Eurobank acquired loan portfolio decreased $17.9 million from December 31, 2016 to $116.7 million at June 30, 2017. Mortgage loans held for sale increased to $14.0 million from $12.5 million on December 31, 2016. Other loans held for sale at June 30, 2017 included $33.6 million corresponding to a municipal loan which sale settled on July 5, 2017.

At June 30, 2017, loans represented 77% of total interest-earning assets while investments represented 23%, compared to December in which loans represented 75% of total interest-earning assets and investments represented 25%.

Financial Assets Managed

The Company’s financial assets include those managed by the Company’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. The Company’s trust division offers various types of individual retirement accounts ("IRA"s) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At June 30, 2017, total assets managed by the Company’s trust division and OPC amounted to $2.944 billion, compared to $2.850 billion at December 31, 2016. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2017, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.276 billion, compared to $2.351 billion at December 31, 2016. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of June 30, 2017, the Company had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2016, based on its annual goodwill impairment test, the Company determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one; the Banking unit’s adjusted net book value exceeded its fair value by approximately $145.0 million, or 15%. Accordingly, the Company proceeded to perform step two of the analysis. Based on the results of step two, the Company determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the six-month period ended June 30, 2017, the Company performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at June 30, 2017.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$902,101	$1,025,370	-12.0%
Obligations of US government-sponsored agencies	3,327	3,884	-14.3%
US Treasury securities	54,990	49,054	12.1%
CMOs issued by US government-sponsored agencies	91,553	101,831	-10.1%
GNMA certificates	146,683	165,235	-11.2%
Puerto Rico government and public instrumentalities	4,341	4,073	6.6%
FHLB stock	16,616	10,793	54.0%
Other debt securities	1,739	1,921	-9.5%
Other investments	297	350	-15.1%
Total investments	1,221,647	1,362,511	-10.3%
Loans	4,091,866	4,147,692	-1.3%
Total investments and loans	5,313,513	5,510,203	-3.6%
Other assets:
Cash and due from banks (including restricted cash)	473,871	507,863	-6.7%
Money market investments	6,467	5,606	15.4%
FDIC indemnification asset	-	14,411	-100.0%
Foreclosed real estate	50,223	47,520	5.7%
Accrued interest receivable	19,798	20,227	-2.1%
Deferred tax asset, net	116,199	124,200	-6.4%
Premises and equipment, net	69,836	70,407	-0.8%
Servicing assets	9,866	9,858	0.1%
Derivative assets	957	1,330	-28.0%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	89,027	104,130	-14.5%
Total other assets	922,313	991,621	-7.0%
Total assets	$6,235,826	$6,501,824	-4.1%
Investment portfolio composition:
FNMA and FHLMC certificates	73.7%	75.2%
Obligations of US government-sponsored agencies	0.3%	0.3%
US Treasury securities	4.5%	3.6%
CMOs issued by US government-sponsored agencies	7.5%	7.5%
GNMA certificates	12.0%	12.1%
Puerto Rico government and public instrumentalities	0.4%	0.3%
FHLB stock	1.4%	0.8%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	June 30	December 31,	Variance
	2017	2016	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$699,290	$721,494	-3.1%
Commercial	1,270,844	1,277,866	-0.5%
Consumer	314,267	290,515	8.2%
Auto and leasing	807,204	756,395	6.7%
	3,091,605	3,046,270	1.5%
Allowance for loan and lease losses on originated and other loans and leases	(69,666)	(59,300)	-17.5%
	3,021,939	2,986,970	1.2%
Deferred loan costs, net	6,574	5,766	14.0%
Total originated and other loans loans held for investment, net	3,028,513	2,992,736	1.2%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	5,350	5,562	-3.8%
Consumer	30,233	32,862	-8.0%
Auto	33,661	53,026	-36.5%
	69,244	91,450	-24.3%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,348)	(4,300)	22.1%
	65,896	87,150	-24.4%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	544,325	569,253	-4.4%
Commercial	266,002	292,564	-9.1%
Consumer	2,163	4,301	-49.7%
Auto	58,078	85,676	-32.2%
	870,568	951,794	-8.5%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(37,494)	(31,056)	-20.7%
	833,074	920,738	-9.5%
Total acquired BBVAPR loans, net	898,970	1,007,888	-10.8%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	70,329	73,018	-3.7%
Commercial	66,894	81,460	-17.9%
Consumer	1,256	1,372	-8.5%
	138,479	155,850	-11.1%
Allowance for loan and lease losses on Eurobank loans	(21,787)	(21,281)	-2.4%
Total acquired Eurobank loans, net	116,692	134,569	-13.3%
Total acquired loans, net	1,015,662	1,142,457	-11.1%
Total held for investment, net	4,044,175	4,135,193	-2.2%
Mortgage loans held for sale	14,044	12,499	12.4%
Other loans held for sale	33,647	-	100.0%
Total loans, net	$4,091,866	$4,147,692	-1.3%

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

As shown in Table 5 above, total loans, net, amounted to $4.092 billion at June 30, 2017 and $4.148 billion at December 31, 2016. The Company’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•        Mortgage loan portfolio amounted to $699.3 million (22.6% of the gross originated loan portfolio) compared to $721.5 million (23.7% of the gross originated loan portfolio) at December 31, 2016. Mortgage loan production totaled $45.9 million and $89.4 million for the quarter and six-month period ended June 30, 2017, which represents a decrease of 20.4% and 15.7%, from $57.6 million and $106.0 million, respectively, for the same periods in 2016. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $9.2 million and $9.7 million at June 30, 2017 and December 31, 2016, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•        Commercial loan portfolio amounted to $1.271 billion (41.1% of the gross originated loan portfolio) compared to $1.278 billion (42.0% of the gross originated loan portfolio) at December 31, 2016. Commercial loan production increased 21.3% to $80.4 million for the quarter ended June 30, 2017, from $66.3 million for the same period in 2016. However, for the six-month period ended June 30, 2017, the production decreased 12.9% to $126.8 million from $145.5 million for the same period in 2016.

•        Consumer loan portfolio amounted to $314.3 million (10.2% of the gross originated loan portfolio) compared to $290.5 million (9.5% of the gross originated loan portfolio) at December 31, 2016. Consumer loan production increased 25.5% and 24.4% to $49.7 million and $91.8 million for the quarter and six-month period ended June 30, 2017, respectively, from $39.6 million and $73.8 million for the same periods in 2016.

•        Auto and leasing portfolio amounted to $807.2 million (26.1% of the gross originated loan portfolio) compared to $756.4 million (24.8% of the gross originated loan portfolio) at December 31, 2016. Auto and leasing production increased by 5.6% and 19.3% to $78.6 million and $165.4 million for the quarter and six-month period ended June 30, 2017, respectively, compared to $74.4 million and $138.7 million for the same periods in 2016.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2017
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$10,034	$262	2.61%	$10,041	$787	7.84%	$74,909	$1,525	2.04%
90 - 119 days	217	8	3.69%	-	-	0.00%	556	46	8.22%
120 - 179 days	-	-	0.00%	-	-	0.00%	340	37	10.95%
180 - 364 days	129	5	4.04%	456	117	25.57%	2,558	157	6.16%
365+ days	362	57	15.75%	2,653	678	25.57%	8,291	786	9.48%
Total	$10,742	$332	3.09%	$13,150	$1,582	12.03%	$86,654	$2,551	2.94%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.34%			0.42%			2.74%
Refinanced or Modified Loans:
Amount	$2,095	$203	9.71%	$546	$51	9.26%	$16,718	$1,148	6.87%
Percentage of Higher-Risk Loan Category	19.50%			4.15%			19.29%
Loan-to-Value Ratio:
Under 70%	$6,978	$195	2.80%	$778	$60	7.75%	$-	$-	-
70% - 79%	1,732	91	5.25%	2,886	268	9.29%	-	-	-
80% - 89%	168	19	11.37%	3,325	439	13.21%	-	-	-
90% and over	1,864	26	1.41%	6,161	815	13.22%	86,654	2,551	2.94%
	$10,742	$331	3.09%	$13,150	$1,582	12.03%	$86,654	$2,551	2.94%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes the Company's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2017
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Central government	$10,613	$-	$-	$10,613

The remaining balance is a loan to the Puerto Rico Housing Finance Authority ("PRHFA"). At June 30, 2017 the allowance for loan losses was $8.0 million. In July, PRHFA paid the Company $5.8 million to cancel the loan.

Municipalities	188,225	42,900	31,440	113,885

Secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Investment securities	4,680	2,035	2,645	-

The remaining position is a PRHTA security maturing July 1, 2018 issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation. A scheduled principal payment of $2.0 million was received on July 1, 2017

Total	$203,518	$44,935	$34,085	$124,498

Some highlights follow regarding the data included above:

•     At June 30, 2017, loans to municipalities included a $38.0 million loan classified as held for sale. The proceeds of the sale were received on July 5, 2017, and $13.8 million of scheduled principal payments were received in July.

•     Deposits from the Puerto Rico government totaled $123.3 million at June 30, 2017.

Credit Risk Management

Allowance for Loan and Lease Losses

The Company maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. The Company’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At June 30, 2017, the Company’s allowance for loan and lease losses amounted to $132.3 million, a $16.4 million increase from $115.9 million at December 31, 2016.

Tables 8 through 12 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

At June 30, 2017, $69.7 million of the allowance corresponded to originated and other loans held for investment, or 2.25% of total originated and other loans held for investment, compared to $59.3 million, or 1.95% of total originated and other loans held for investment at December 31, 2016. Provision for loan and lease losses of $34.6 million and recoveries of $8.8 million, were offset by charge-offs of $32.9 million during the six-month period ended June 30, 2017. The allowance for residential mortgage loans increased by 7.6% (or $1.3 million), when compared with the balances recorded at December 31, 2016. The allowance for commercial and consumer loans increased by 92.1% (or $8.3 million) and 14.6% (or $1.9 million), respectively, when compared with the balances recorded at December 31, 2016. The allowance for auto and leasing loans decreased 3.7% (or $721 thousand), when compared with the balances recorded at December 31, 2016.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under the provisions of ASC 310-20 at June 30, 2017 was $3.3 million compared to $4.3 million at December 31, 2016, a 22.1% decrease. The allowance decreased as a result of $2.3 million in charge-offs and $92 thousand in recapture for loan and lease losses, which were partially offset by a $1.4 million of recoveries during the six-month period ended June 30, 2017. The allowance for commercial loans decreased by 75.7% (or $128 thousand), when compared with the balance recorded at December 31, 2016. The allowance for auto loans decreased by 38.0% (or $419 thousand) and consumer loans decreased by 13.4% (or $405 thousand) respectively, when compared with the balances recorded at December 31, 2016, due to the normal amortization of credit discount of these acquired loans.

Allowance for loan and lease losses recorded for acquired BBVAPR loans accounted for under ASC-310-30 at June 30, 2017 was $37.5 million as compared to $31.1 million at December 31, 2016. The allowance increased mainly as a result of a $7.7 million provision for loan and lease losses, slightly offset by $1.3 million in allowance de-recognition during the six-month period ended June 30, 2017.

Allowance for loan and lease losses recorded for acquired Eurobank loans at June 30, 2017 was $21.8 million as compared to $21.3 million at December 31, 2016. The allowance increased as a result of $2.0 million in provision for loan and lease losses, partially offset by $1.5 million in allowance de-recognition. The allowance for loan and lease losses on acquired Eurobank loans is accounted for under the provisions of ASC 310-30.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

The Company’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2017 and December 31, 2016, the Company had $95.2 million and $104.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At June 30, 2017 and December 31, 2016, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $98.7 million and $98.1 million, respectively.

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

At June 30, 2017, the Company’s non-performing assets decreased by 2.5% to $153.0 million (2.83% of total assets, excluding acquired loans with deteriorated credit quality) from $156.9 million (2.88% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2016. The Company does not expect non-performing loans to result in significantly higher losses. At June 30, 2017, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 71.4% (56.30% at December 31, 2016).

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

The following items comprise non-performing assets:

•        Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At June 30, 2017, the Company’s originated non-performing mortgage loans totaled $63.1 million (63.5% of the Company’s non-performing loans), a 15.3% decrease from $74.5 million (68.9% of the Company’s non-performing loans) at December 31, 2016.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2017, the Company’s originated non-performing commercial loans amounted to $23.5 million (23.6% of the Company’s non-performing loans), an 18.9% increase from $19.8 million at December 31, 2016 (18.3% of the Company’s non-performing loans).

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2017, the Company’s originated non-performing consumer loans amounted to $2.7 million (2.7% of the Company’s non-performing loans), a 35.3% increase from $2.0 million at December 31, 2016 (1.8% of the Company’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2017, the Company’s originated non-performing auto loans and leases amounted to $8.3 million (8.3% of the Company’s total non-performing loans), a decrease of 8.4% from $9.1 million at December 31, 2016 (8.4% of the Company’s total non-performing loans).

•        Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2017, the Company’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.1 million (1.1% of the Company’s non-performing loans), a 19.9% decrease from $1.4 million at December 31, 2016 (1.3% of the Company’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At June 30, 2017, the Company’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $536 thousand (0.5% of the Company’s non-performing loans), a 35.3% decrease from $828 thousand at December 31, 2016 (0.8% of the Company’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2017, the Company’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $325 thousand (0.3% of the Company’s non-performing loans), a 41.1% decrease from $552 thousand at December 31, 2016 (0.5% of the Company’s non-performing loans).

The Company has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing the Company’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, PRHFA, conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by the Company. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,664	$17,344	7.6%
Commercial	17,279	8,995	92.1%
Consumer	14,981	13,067	14.6%
Auto and leasing	18,742	19,463	-3.7%
Unallocated allowance	-	431	-100.0%
Total allowance balance	$69,666	$59,300	17.5%
Allowance composition:
Mortgage	26.80%	29.24%	-8.3%
Commercial	24.80%	15.17%	63.5%
Consumer	21.50%	22.04%	-2.5%
Auto and leasing	26.90%	32.82%	-18.0%
Unallocated allowance	0.00%	0.73%	-100.0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.67%	2.40%	11.3%
Commercial	1.36%	0.70%	94.3%
Consumer	4.77%	4.50%	6.0%
Auto and leasing	2.32%	2.57%	-9.7%
Total allowance to total originated loans	2.25%	1.95%	15.4%
Allowance coverage ratio to non-performing loans:
Mortgage	29.59%	23.28%	27.1%
Commercial	73.47%	45.46%	61.6%
Consumer	557.54%	657.96%	-15.3%
Auto and leasing	225.94%	215.01%	5.1%
Total	71.40%	56.30%	26.8%
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$41	$169	-75.7%
Consumer	2,623	3,028	-13.4%
Auto	684	1,103	-38.0%
Total allowance balance	$3,348	$4,300	-22.1%
Allowance composition:
Commercial	1.22%	3.93%	-69.0%
Consumer	78.35%	70.42%	11.3%
Auto	20.43%	25.65%	-20.4%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.77%	3.04%	-74.7%
Consumer	8.68%	9.21%	-5.8%
Auto	2.03%	2.08%	-2.4%
Total allowance to total acquired loans	4.84%	4.70%	3.0%
Allowance coverage ratio to non-performing loans:
Commercial	3.62%	11.94%	-69.7%
Consumer	489.37%	365.70%	33.8%
Auto	210.46%	199.82%	5.3%
Total	167.90%	153.85%	9.1%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$4,141	$2,682	54.4%
Commercial	25,614	23,452	9.2%
Auto	7,739	4,922	57.2%
Total allowance balance	$37,494	$31,056	20.7%
Allowance composition:
Mortgage	11.04%	8.64%	27.8%
Commercial	68.32%	75.51%	-9.5%
Auto	20.64%	15.85%	30.2%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$13,651	$11,947	14.3%
Commercial	8,131	9,328	-12.8%
Consumer	5	6	-16.7%
Total allowance balance	$21,787	$21,281	2.4%
Allowance composition:
Mortgage	62.66%	56.14%	11.6%
Commercial	37.31%	43.83%	-14.9%
Consumer	0.02%	0.03%	-33.3%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$60,483	$113,238	-46.6%	$59,300	$112,626	-47.3%
Provision for loan and lease losses	22,818	9,052	152.1%	34,551	19,712	75.3%
Charge-offs	(18,790)	(13,118)	43.2%	(32,945)	(26,480)	24.4%
Recoveries	5,155	3,640	41.6%	8,760	6,954	26.0%
Balance at end of period	$69,666	$112,812	-38.2%	$69,666	$112,812	-38.2%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$3,615	$4,993	-27.6%	$4,300	$5,542	-22.4%
Provision for loan and lease losses	(59)	548	-110.8%	(92)	844	-110.9%
Charge-offs	(1,102)	(1,596)	-31.0%	(2,271)	(3,152)	-28.0%
Recoveries	894	542	64.9%	1,411	1,253	12.6%
Balance at end of period	$3,348	$4,487	-25.4%	$3,348	$4,487	-25.4%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$34,930	$27,747	25.9%	$31,056	$25,785	20.4%
Provision for loan and lease losses	3,365	3,814	-11.8%	7,696	5,842	31.7%
Loan pools fully charged off	-	(216)	-100.0%	-	(282)	-100.0%
Allowance de-recognition	(801)	(8,544)	-90.6%	(1,258)	(8,544)	-85.3%
Balance at end of period	$37,494	$22,801	64.4%	$37,494	$22,801	64.4%

Eurobank loans
Balance at beginning of period	$22,006	$92,293	-76.2%	$21,281	$90,178	-76.4%
Provision for loan and lease losses	412	1,031	-60.0%	2,032	1,836	10.7%
FDIC shared-loss portion on recapture of loan and lease losses	-	951	-100.0%	-	2,395	-100.0%
Loan pools fully charged off	-	-	0.0%	-	(134)	-100.0%
Allowance de-recognition	(631)	(72,159)	-99.1%	(1,526)	(72,159)	-97.9%
Balance at end of period	$21,787	$22,116	-1.5%	$21,787	$22,116	-1.5%

Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.25%	3.53%	-36.3%	2.25%	3.53%	-36.3%
Non-performing originated loans	71.40%	38.85%	83.8%	71.40%	38.85%	83.8%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	4.84%	3.84%	26.0%	4.84%	3.84%	26.0%
Non-performing acquired loans accounted for under ASC 310-20	167.90%	214.07%	-21.6%	167.90%	214.07%	-21.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(2,162)	$(1,374)	57.4%	$(4,541)	$(3,036)	49.6%
Recoveries	63	36	75.0%	119	181	-34.3%
Total	(2,099)	(1,338)	56.9%	(4,422)	(2,855)	54.9%
Commercial
Charge-offs	(4,841)	(833)	481.2%	(5,697)	(1,844)	208.9%
Recoveries	136	228	-40.4%	226	316	-28.5%
Total	(4,705)	(605)	677.7%	(5,471)	(1,528)	258.0%
Consumer
Charge-offs	(4,012)	(2,811)	42.7%	(7,368)	(5,138)	43.4%
Recoveries	780	133	486.5%	945	235	302.1%
Total	(3,232)	(2,678)	20.7%	(6,423)	(4,903)	31.0%
Auto
Charge-offs	(7,775)	(8,100)	-4.0%	(15,339)	(16,462)	-6.8%
Recoveries	4,176	3,243	28.8%	7,470	6,222	20.1%
Total	(3,599)	(4,857)	-25.9%	(7,869)	(10,240)	-23.2%
Net credit losses
Total charge-offs	(18,790)	(13,118)	43.2%	(32,945)	(26,480)	24.4%
Total recoveries	5,155	3,640	41.6%	8,760	6,954	26.0%
Total	$(13,635)	$(9,478)	43.9%	$(24,185)	$(19,526)	23.9%
Net credit losses to average loans outstanding:
Mortgage	1.20%	0.72%	66.7%	1.25%	0.76%	64.5%
Commercial	1.50%	0.17%	782.4%	0.87%	0.21%	314.3%
Consumer	4.42%	4.35%	1.6%	4.49%	4.08%	10.0%
Auto	1.79%	2.75%	-34.9%	1.99%	2.95%	-32.5%
Total	1.79%	1.21%	47.9%	1.59%	1.25%	27.2%
Recoveries to charge-offs	27.43%	27.75%	-1.1%	26.59%	26.26%	1.3%
Average originated loans:
Mortgage	$698,782	$743,516	-6.0%	$705,167	$749,904	-6.0%
Commercial	1,256,827	1,433,944	-12.4%	1,251,179	1,429,638	-12.5%
Consumer	292,739	246,003	19.0%	286,149	240,251	19.1%
Auto	803,201	706,107	13.8%	791,008	695,071	13.8%
Total	$3,051,549	$3,129,570	-2.5%	$3,033,503	$3,114,864	-2.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(126)	$(12)	950.0%	$(132)	$(19)	594.7%
Recoveries	2	8	-75.0%	3	40	-92.5%
Total	(124)	(4)	3000.0%	(129)	21	-714.3%
Consumer
Charge-offs	(771)	(1,013)	-23.9%	(1,656)	(1,825)	-9.3%
Recoveries	295	88	235.2%	359	169	112.4%
Total	(476)	(925)	-48.5%	(1,297)	(1,656)	-21.7%
Auto
Charge-offs	(205)	(571)	-64.1%	(483)	(1,308)	-63.1%
Recoveries	597	446	33.9%	1,049	1,044	0.5%
Total	392	(125)	-413.6%	566	(264)	-314.4%
Net credit losses
Total charge-offs	(1,102)	(1,596)	-31.0%	(2,271)	(3,152)	-28.0%
Total recoveries	894	542	64.9%	1,411	1,253	12.6%
Total	$(208)	$(1,054)	-80.3%	$(860)	$(1,899)	-54.7%
Net credit losses to average loans outstanding:
Commercial	126.52%	2.77%	4467.5%	64.18%	-7.13%	-1000.1%
Consumer	3.29%	6.19%	-46.8%	4.46%	5.51%	-19.2%
Auto	-3.78%	0.63%	-702.2%	-2.50%	0.62%	-506.2%
Total	0.83%	3.01%	-72.1%	1.66%	2.59%	-35.9%
Recoveries to charge-offs	81.13%	33.96%	138.9%	62.13%	39.75%	56.3%
Average loans accounted for under ASC 310-20:
Commercial	$392	$577	-32.1%	$402	$589	-31.7%
Consumer	57,813	59,785	-3.3%	58,214	60,087	-3.1%
Auto	41,447	79,603	-47.9%	45,281	85,815	-47.2%
Total	$99,652	$139,965	-28.8%	$103,897	$146,491	-29.1%

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2017	2016	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$27,315	$32,408	-15.7%
Other loans	67,848	71,941	-5.7%
Accruing loans
Troubled-Debt Restructuring loans	3,395	2,706	25.5%
Other loans	1,008	1,067	-5.5%
Total non-performing loans	$99,566	$108,122	-7.9%
Foreclosed real estate not covered under the shared-loss agreements with the FDIC	50,223	45,587	10.2%
Other repossessed assets	3,225	3,224	0.0%
	$153,014	$156,933	-2.5%
Non-performing assets to total assets, excluding covered assets and acquired loans with deteriorated credit quality (including those by analogy)	2.83%	2.88%	-1.7%
Non-performing assets to total capital	16.30%	17.05%	-4.4%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$909	$984	$1,644	$1,821

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$63,071	$74,503	-15.3%
Commercial	23,519	19,786	18.9%
Consumer	2,687	1,986	35.3%
Auto and leasing	8,295	9,052	-8.4%
	97,572	105,327	-7.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,133	1,415	-19.9%
Consumer	536	828	-35.3%
Auto	325	552	-41.1%
	1,994	2,795	-28.7%
Total	$99,566	$108,122	-7.9%
Non-performing loans composition percentages:
Originated loans
Mortgage	63.5%	68.9%
Commercial	23.6%	18.3%
Consumer	2.7%	1.8%
Auto and leasing	8.3%	8.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.1%	1.3%
Consumer	0.5%	0.8%
Auto	0.3%	0.5%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.15%	3.45%	-8.7%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.84%	1.99%	-7.5%
Total capital	10.60%	11.75%	-9.8%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.20%	1.17%	2.56%
Non-performing loans	38.13%	34.09%	11.9%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	57.72%	63.58%	-9.2%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	118.53%	89.25%	32.8%

FDIC Indemnification Asset

The Company recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$20,923	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	(332)	-	(737)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	951	-	2,395
FDIC indemnification asset benefit (expense)	-	(1,405)	1,403	(4,269)
Net expenses incurred under shared-loss agreements	-	(1,711)	-	(1,562)
Shared-loss termination settlement	-	-	(15,814)	-
Balance at end of period	$-	$18,426	$-	$18,426

TABLE 14 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$845,375	$848,502	-0.4%
NOW accounts	999,595	1,091,237	-8.4%
Savings and money market accounts	1,169,002	1,196,231	-2.3%
Certificates of deposit	1,566,746	1,526,805	2.6%
Total deposits	4,580,718	4,662,775	-1.8%
Accrued interest payable	1,968	1,712	15.0%
Total deposits and accrued interest payable	4,582,686	4,664,487	-1.8%
Borrowings:
Securities sold under agreements to repurchase	453,492	653,756	-30.6%
Advances from FHLB	137,540	105,454	30.4%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	177	61	190.2%
Total borrowings	627,292	795,354	-21.1%
Total deposits and borrowings	5,209,978	5,459,841	-4.6%

Other Liabilities:
Derivative liabilities	1,881	2,437	-22.8%
Acceptances outstanding	22,739	23,765	-4.3%
Other liabilities	62,260	95,370	-34.7%
Total liabilities	$5,296,858	$5,581,413	-5.1%
Deposits portfolio composition percentages:
Non-interest bearing deposits	18.5%	18.2%
NOW accounts	21.8%	23.4%
Savings and money market accounts	25.5%	25.7%
Certificates of deposit	34.2%	32.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	72.3%	82.2%
Advances from FHLB	21.9%	13.3%
Other term notes	0.0%	0.0%
Subordinated capital notes	5.8%	4.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$452,850	$652,229
Daily average outstanding balance	$523,448	$663,845
Maximum outstanding balance at any month-end	$655,790	$902,500

Liabilities and Funding Sources

As shown in Table 14 above, at June 30, 2017, the Company’s total liabilities were $5.297 billion, 5.1% less than the $5.581 billion reported at December 31, 2016. Deposits and borrowings, the Company’s funding sources, amounted to $5.210 billion at June 30, 2017 versus $5.460 billion at December 31, 2016, a 4.6% decrease.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At June 30, 2017, borrowings amounted to $627.3 million, representing a decrease of 21.1% when compared with the $795.4 million reported at December 31, 2016. The decrease in borrowings is attributed to decreases in repurchases agreements and to decrease in FHLB-NY advances. Repurchase agreements at June 30, 2017 decreased $200.3 million to $453.5 million from $653.8 million at December 31, 2016, reflecting the maturity of a repurchase agreement amounting to $232.0 million with a rate of 4.78% on March 2, 2017 and an unwinding of $100.0 million in repurchase agreements during the second quarter of 2017, at a cost of $80 thousand.  These decreases were partially offset by new repurchase agreements of $110.0 million with the FHLB, $37.0 million with Nomura and $66.0 million with Credit Suisse.  As a member of the FHLB-NY, the Bank can obtain advances from the FHLB-NY secured by the FHLB-NY stock owned by the Bank as well as by certain mortgage loans and investment securities of the Bank. Additional FHLB short-term borrowings of $33.0 million were received during the second quarter of 2017, which matured on July 3, 2017 and were renewed as one month short term advances.

At June 30, 2017, deposits represented 88% and borrowings represented 12% of interest-bearing liabilities. At June 30, 2017, deposits, the largest category of the Company’s interest-bearing liabilities, were $4.583 billion, a decrease of 1.8% from $4.664 billion at December 31, 2016. During the six-month period ended June 30, 2017, demand and savings deposits decreased 3.5% to $2.961 billion, brokered deposits decreased 1.3%, or $7.5 million, to $568.9 million, and time deposits, excluding brokered deposits, increased 3.2% to $1.053 billion.

Stockholders’ Equity

At June 30, 2017, the Company’s total stockholders’ equity was $939.0 million, a 2.0% increase when compared to $920.4 million at December 31, 2016. This increase in stockholders’ equity reflects increases in retained earnings of $16.9 million, in legal surplus of $3.2 million, and in treasury stock of $358 thousand, partially offset by a decrease in accumulated comprehensive income of $1.9 million. Book value per share was $17.59 at June 30, 2017 compared to $17.18 at December 31, 2016.

From December 31, 2016 to June 30, 2017, tangible common equity to total assets increased to 10.93% from 10.19%, Tier 1 Leverage capital ratio increased to 13.69% from 12.99%, Common Equity Tier 1 capital ratio increased to 14.66% from 14.05%, Tier 1 Risk-Based capital ratio increased to 19.14% from 18.35%, and Total Risk-Based capital ratio increased to 20.42% from 19.62%.

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

The New Capital Rules also introduce a new 2.5% “capital conservation buffer” composed entirely of CET1 on top of the three minimum risk-weighted asset ratios. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the capital conservation buffer will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. Thus, when fully phased-in on January 1, 2019, the Company and the Bank will be required to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in minimum ratios of (i) CET1 to risk-weighted assets of at least 7%, (ii) Tier 1 capital to risk-weighted assets of at least 8.5%, and (iii) Total capital to risk-weighted assets of at least 10.5%.

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

The following are the consolidated capital ratios of the Company under the New Capital Rules at June 30, 2017 and December 31,  2016:

TABLE 15 — CAPITAL, DIVIDENDS AND STOCK DATA
	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$938,969	$920,411	2.0%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.66%	14.05%	4.3%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$643,607	627,733	2.5%
Minimum common equity tier 1 capital required	$197,609	201,040	-1.7%
Minimum capital conservation buffer required	$54,892	27,922	96.6%
Excess over regulatory requirement	$391,106	398,770	-1.9%
Risk-weighted assets	$4,391,321	4,467,556	-1.7%
Tier 1 risk-based capital ratio	19.14%	18.35%	4.3%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$840,704	$819,662	2.6%
Minimum tier 1 risk-based capital required	$263,479	$268,053	-1.7%
Excess over regulatory requirement	$577,225	$551,608	4.6%
Risk-weighted assets	$4,391,321	$4,467,556	-1.7%
Total risk-based capital ratio	20.42%	19.62%	4.1%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$896,927	$876,657	2.3%
Minimum total risk-based capital required	$351,306	$357,404	-1.7%
Excess over regulatory requirement	$545,621	$519,252	5.1%
Risk-weighted assets	$4,391,321	$4,467,556	-1.7%
Leverage capital ratio	13.69%	12.99%	5.4%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$840,704	$819,662	2.6%
Minimum tier 1 capital required	$245,577	$252,344	-2.7%
Excess over regulatory requirement	$595,127	$567,318	4.9%
Tangible common equity to total assets	10.93%	10.19%	7.3%
Tangible common equity to risk-weighted assets	15.52%	14.82%	4.7%
Total equity to total assets	15.06%	14.16%	6.4%
Total equity to risk-weighted assets	21.38%	20.60%	3.8%
Stock data:
Outstanding common shares	43,947,442	43,914,844	0.1%
Book value per common share	$17.59	$17.18	2.4%
Tangible book value per common share	$15.51	$15.08	2.9%
Market price at end of period	$10.00	$13.10	-23.7%
Market capitalization at end of period	$439,474	$575,284	-23.6%

The following table presents a reconciliation of the Company’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2017, and December 31, 2016:

	June 30,	December 31,
	2017	2016
	(In thousands, except share or per share information)
Total stockholders' equity	$938,969	$920,411
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,799)	(4,260)
Customer relationship intangible	(1,625)	(1,900)
Total tangible common equity	$681,606	$662,312
Total assets	6,235,826	6,501,824
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,799)	(4,260)
Customer relationship intangible	(1,625)	(1,900)
Total tangible assets	$6,144,333	$6,409,595
Tangible common equity to tangible assets	11.09%	10.33%
Common shares outstanding at end of period	43,947,442	43,914,844
Tangible book value per common share	$15.51	$15.08

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

The following table presents the Company’s capital adequacy information under the New Capital Rules:

	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$643,607	$627,733	2.5%
Additional tier 1 capital	197,097	191,929	2.7%
Tier 1 capital	840,704	819,662	2.6%
Additional Tier 2 capital	56,223	56,995	-1.4%
Total risk-based capital	$896,927	$876,657	2.3%
Risk-weighted assets:
Balance sheet items	$4,242,573	$4,307,817	-1.5%
Off-balance sheet items	148,748	159,739	-6.9%
Total risk-weighted assets	$4,391,321	$4,467,556	-1.7%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.66%	14.05%	4.3%
Tier 1 capital (minimum required - 6%)	19.14%	18.35%	4.3%
Total capital (minimum required - 8%)	20.42%	19.62%	4.1%
Leverage ratio	13.69%	12.99%	5.4%
Equity to assets	15.06%	14.16%	6.4%
Tangible common equity to assets	10.93%	10.19%	7.3%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2017 and December 31, 2016:

	June 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.93%	17.96%	5.4%
Actual common equity tier 1 capital	$831,012	$800,544	3.8%
Minimum capital requirement (4.5%)	$197,575	$200,585	-1.5%
Minimum capital conservation buffer requirement (1.25% at June 30, 2017 - 0.625% at December 31, 2016)	$54,882	$27,859	97.0%
Minimum to be well capitalized (6.5%)	$285,386	$289,734	-1.5%
Tier 1 Capital to Risk-Weighted Assets	18.93%	17.96%	5.4%
Actual tier 1 risk-based capital	$831,012	$800,544	3.8%
Minimum capital requirement (6%)	$263,433	$267,447	-1.5%
Minimum to be well capitalized (8%)	$351,244	$356,596	-1.5%
Total Capital to Risk-Weighted Assets	20.20%	19.23%	5.0%
Actual total risk-based capital	$887,024	$857,259	3.5%
Minimum capital requirement (8%)	$351,244	$356,596	-1.5%
Minimum to be well capitalized (10%)	$439,055	$445,745	-1.5%
Total Tier 1 Capital to Average Total Assets	0.14%	12.75%	-98.9%
Actual tier 1 capital	$831,012	$800,544	3.8%
Minimum capital requirement (4%)	$244,618	$251,200	-2.6%
Minimum to be well capitalized (5%)	$305,773	$314,000	-2.6%

The Company’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2017 and December 31, 2016, the Company’s market capitalization for its outstanding common stock was $439.5 million ($10.00 per share) and $575.3 million ($13.10 per share), respectively.

The following table provides the high and low prices and dividends per share of the Company’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2017
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10

Under the Company’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by the Company as treasury shares. There were no repurchases during the quarter ended June 30, 2017.

At June 30, 2017, the number of shares that may yet be purchased under such program is estimated at 773,085 and was calculated by dividing the remaining balance of $7.7 million by $10.00 (closing price of the Company common stock at June 30, 2017).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of the Company over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2017 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$10,811	3.93%	$8,802	3.13%
+ 100 Basis points	$5,339	1.97%	$4,392	1.56%
- 50 Basis points	$(2,537)	-0.92%	$(2,014)	-0.72%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by the Company’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of the Company’s assets and liabilities, the Company has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2017.

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

Following is a summary of certain strategies, including derivative activities, currently used by the Company to manage interest rate risk:

Interest rate swaps — The Company entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes the Company’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $923 thousand (notional amount of $35.9 million) was recognized at June 30, 2017 related to the valuation of these swaps.

In addition, the Company has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which the Company enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2017, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $893 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which the Company entered into represented a derivative liability of $893 thousand (notional amounts of $12.5 million).

Wholesale borrowings — The Company uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix the Company’s interest payments on these borrowings. As of June 30, 2017, the Company had $35.9 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $35.9 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

The Company’s business requires continuous access to various funding sources. While the Company is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, the Company’s business is dependent upon other external wholesale funding sources. The Company has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of June 30, 2017, the Company had $452.9 million in repurchase agreements, excluding accrued interest, and $568.9 million in brokered deposits.

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

As of June 30, 2017, the Company had approximately $477.3 million in unrestricted cash and cash equivalents, $667.8 million in investment securities that are not pledged as collateral, $935.5 million in borrowing capacity at the FHLB-NY.

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

The Company classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, the Company has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Executive Risk and Compliance Committee.

The Company is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. The Company has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. The Company has a corporate compliance function headed by a Chief Compliance Officer who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The Chief Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 4, 2017
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: August 4, 2017
Maritza Arizmendi
Executive Vice President and Chief Financial Officer

By:	/s/ Vanessa de Armas	Date: August 4, 2017
Vanessa de Armas
Controller