Form 10-Q
period 2017-09-30
OFG BANCORP
filed 2017-11-08
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 43,947,442 common shares ($1.00 par value per share) outstanding as of October 31, 2017

FORWARD-LOOKING STATEMENTS

The information included in this quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us” or “Oriental”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on Oriental’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

These statements are not guarantees of future performance and involve certain risks, uncertainties, estimates and assumptions by management that are difficult to predict. Various factors, some of which by their nature are beyond Oriental’s control, could cause actual results to differ materially from those expressed in, or implied by, such forward-looking statements. Factors that might cause such a difference include, but are not limited to:

•     the rate of growth in the economy and employment levels, as well as general business and economic conditions;

•     changes in interest rates, as well as the magnitude of such changes;

•     the credit default by the government of Puerto Rico;

•     amendments to the fiscal plan approved by the Financial Oversight and Management Board of Puerto Rico;

•     determinations in the court-supervised debt-restructuring process under Title III of PROMESA for the Puerto Rico government and all of its agencies, including some of its public corporations;

•     the impact of property, credit and other losses in Puerto Rico as a result of hurricanes Irma and Maria;

•     the amount of government, private and philanthropic financial assistance for the reconstruction of Puerto Rico’s critical infrastructure, which suffered catastrophic damages caused by hurricane Maria;

•     the pace and magnitude of Puerto Rico’s economic recovery;

•     the potential impact of damages from future hurricanes and natural disasters in Puerto Rico;

•     the fiscal and monetary policies of the federal government and its agencies;

•     changes in federal bank regulatory and supervisory policies, including required levels of capital;

•     the relative strength or weakness of the commercial and consumer credit sectors and the real estate market in Puerto Rico;

•     the performance of the stock and bond markets;

•     competition in the financial services industry; and

•     possible legislative, tax or regulatory changes.

Other possible events or factors that could cause results or performance to differ materially from those expressed in these forward-looking statements include the following: negative economic conditions that adversely affect the general economy, housing prices, the job market, consumer confidence and spending habits which may affect, among other things, the level of non-performing assets, charge-offs and provision expense; changes in interest rates and market liquidity which may reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets; adverse movements and volatility in debt and equity capital markets; changes in market rates and prices which may adversely impact the value of financial assets and liabilities; liabilities resulting from litigation and regulatory investigations; changes in accounting standards, rules and interpretations; increased competition; Oriental’s ability to grow its core businesses; decisions to downsize, sell or close units or otherwise change Oriental’s business mix; and management’s ability to identify and manage these and other risks.

All forward-looking statements included in this quarterly report on Form 10-Q are based upon information available to Oriental as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, Oriental assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1.               FINANCIAL STATEMENTS

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016

	September 30,	December 31,
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$714,196	$504,833
Money market investments	6,530	5,606
Total cash and cash equivalents	720,726	510,439
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $667 (December 31, 2016 - $667)	284	347
Investment securities available-for-sale, at fair value, with amortized cost of $611,936 (December 31, 2016 - $749,867)	613,423	751,484
Investment securities held-to-maturity, at amortized cost, with fair value of $525,830 (December 31, 2016 - $592,763)	530,178	599,884
Federal Home Loan Bank (FHLB) stock, at cost	14,016	10,793
Other investments	3	3
Total investments	1,157,904	1,362,511
Loans:
Loans held-for-sale, at lower of cost or fair value	12,114	12,499
Loans held for investment, net of allowance for loan and lease losses of $154,161 (December 31, 2016 - $115,937)	3,952,458	4,135,193
Total loans	3,964,572	4,147,692
Other assets:
FDIC indemnification asset	-	14,411
Foreclosed real estate	47,275	47,520
Accrued interest receivable	22,736	20,227
Deferred tax asset, net	126,041	124,200
Premises and equipment, net	67,994	70,407
Customers' liability on acceptances	16,486	23,765
Servicing assets	9,818	9,858
Derivative assets	809	1,330
Goodwill	86,069	86,069
Other assets	64,757	80,365
Total assets	$6,288,217	$6,501,824

See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (CONTINUED)

	September 30,	December 31,
	2017	2016
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$1,925,721	$1,939,764
Savings accounts	1,360,080	1,196,232
Time deposits	1,540,603	1,528,491
Total deposits	4,826,404	4,664,487
Borrowings:
Securities sold under agreements to repurchase	283,080	653,756
Advances from FHLB	100,091	105,454
Subordinated capital notes	36,083	36,083
Other borrowings	-	61
Total borrowings	419,254	795,354
Other liabilities:
Derivative liabilities	1,677	2,437
Acceptances executed and outstanding	16,486	23,765
Accrued expenses and other liabilities	86,766	95,370
Total liabilities	5,350,587	5,581,413
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding,
December 31, 2016 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2016 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued: 43,947,442 shares outstanding (December 31, 2016 - 52,625,869;
43,914,844)	52,626	52,626
Additional paid-in capital	541,302	540,948
Legal surplus	79,795	76,293
Retained earnings	191,567	177,808
Treasury stock, at cost, 8,678,427 shares (December 31, 2016 - 8,711,025 shares)	(104,502)	(104,860)
Accumulated other comprehensive income, net of tax of $223 (December 31, 2016 $983)	842	1,596
Total stockholders’ equity	937,630	920,411
Total liabilities and stockholders’ equity	$6,288,217	$6,501,824

See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2017 AND DECEMBER 31, 2016 (CONTINUED)

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Interest income:
Loans	$82,467	$82,604	$237,355	$243,431
Mortgage-backed securities	6,245	6,997	20,728	23,215
Investment securities and other	1,643	983	4,390	3,152
Total interest income	90,355	90,584	262,473	269,798
Interest expense:
Deposits	7,601	7,331	22,606	21,822
Securities sold under agreements to repurchase	1,282	4,272	6,260	14,629
Advances from FHLB and other borrowings	596	1,237	1,799	5,574
Subordinated capital notes	398	817	1,149	2,559
Total interest expense	9,877	13,657	31,814	44,584
Net interest income	80,478	76,927	230,659	225,214
Provision for loan and lease losses, net	44,042	23,469	88,232	51,703
Net interest income after provision for loan and lease losses	36,436	53,458	142,427	173,511
Non-interest income:
Banking service revenue	9,923	10,330	31,007	30,667
Wealth management revenue	6,016	6,526	18,747	19,719
Mortgage banking activities	1,274	1,421	2,820	3,300
Total banking and financial service revenues	17,213	18,277	52,574	53,686

FDIC shared-loss benefit (expense), net	-	(3,296)	1,403	(10,745)
Net gain (loss) on:
Sale of securities	4	-	6,896	12,207
Derivatives	-	17	103	4
Early extinguishment of debt	-	-	(80)	(12,000)
Other non-interest income	695	5,217	976	5,721
Total non-interest income, net	17,912	20,215	61,872	48,873

See notes to unaudited financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	19,882	19,168	59,546	57,864
Professional and service fees	3,113	2,889	9,575	8,685
Occupancy and equipment	8,276	7,353	24,012	22,995
Insurance	1,052	1,242	3,834	7,547
Electronic banking charges	5,021	5,077	15,373	15,613
Information technology expenses	2,046	1,862	6,114	5,124
Advertising, business promotion, and strategic initiatives	1,405	1,347	4,205	4,133
Loss on sale of foreclosed real estate and other repossessed assets	1,395	2,970	4,508	9,063
Loan servicing and clearing expenses	1,134	2,844	3,592	6,940
Taxes, other than payroll and income taxes	2,243	2,385	7,007	7,386
Communication	855	748	2,682	2,434
Printing, postage, stationary and supplies	586	602	1,889	1,927
Director and investor relations	221	233	775	812
Credit related expenses	1,714	3,719	6,557	8,177
Other	1,526	2,487	5,300	4,908
Total non-interest expense	50,469	54,926	154,969	163,608
Income before income taxes	3,879	18,747	49,330	58,776
Income tax expense	560	3,627	13,757	15,146
Net income	3,319	15,120	35,573	43,630
Less: dividends on preferred stock	(3,465)	(3,465)	(10,396)	(10,396)
(Loss) income available to common shareholders	$(146)	$11,655	$25,177	$33,234
Earnings per common share:
Basic	$-	$0.27	$0.57	$0.76
Diluted	$-	$0.26	$0.56	$0.76
Average common shares outstanding and equivalents	51,102	51,111	51,095	51,091
Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)

Net income	$3,319	$15,120	$35,573	$43,630
Other comprehensive income before tax:
Unrealized gain (loss) on securities available-for-sale	1,445	(315)	6,766	12,049
Realized gain on investment securities included in net income	(4)	-	(6,896)	(12,207)
Unrealized gain on cash flow hedges	56	853	136	1,504
Other comprehensive income before taxes	1,497	538	6	1,346
Income tax effect	(348)	(499)	(760)	501
Other comprehensive (loss) income after taxes	1,149	39	(754)	1,847
Comprehensive income	$4,468	$15,159	$34,819	$45,477

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine-Month Period Ended September 30,
	2017	2016
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	540,948	540,512
Stock-based compensation expense	811	1,014
Stock-based compensation excess tax benefit recognized in income	(99)	-
Lapsed restricted stock units	(358)	(834)
Balance at end of period	541,302	540,692
Legal surplus:
Balance at beginning of period	76,293	70,435
Transfer from retained earnings	3,502	4,353
Balance at end of period	79,795	74,788
Retained earnings:
Balance at beginning of period	177,808	148,886
Net income	35,573	43,630
Cash dividends declared on common stock	(7,916)	(7,909)
Cash dividends declared on preferred stock	(10,396)	(10,396)
Transfer to legal surplus	(3,502)	(4,353)
Balance at end of period	191,567	169,858
Treasury stock:
Balance at beginning of period	(104,860)	(105,379)
Lapsed restricted stock units	358	505
Balance at end of period	(104,502)	(104,874)
Accumulated other comprehensive income, net of tax:
Balance at beginning of period	1,596	13,997
Other comprehensive (loss) income, net of tax	(754)	1,847
Balance at end of period	842	15,844
Total stockholders’ equity	$937,630	$924,934

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Nine-Month Period Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$35,573	$43,630
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	2,526	2,849
Amortization of fair value premiums, net of discounts, on acquired loans	5	39
Amortization of investment securities premiums, net of accretion of discounts	6,108	6,541
Amortization of core deposit and customer relationship intangibles	1,105	1,258
Amortization of fair value premiums on acquired deposits	-	268
FDIC shared-loss (benefit) expense, net	(1,403)	10,745
Depreciation and amortization of premises and equipment	6,654	7,229
Deferred income tax expense, net	(2,619)	15,176
Provision for loan and lease losses, net	88,232	51,703
Stock-based compensation	811	1,014
Stock-based compensation excess tax benefit recognized in income	(99)	-
(Gain) loss on:
Sale of securities	(6,896)	(12,207)
Sale of mortgage loans held-for-sale	(792)	(1,294)
Derivatives	(103)	78
Early extinguishment of debt	80	12,000
Foreclosed real estate	4,938	10,580
Sale of other repossessed assets	146	(1,498)
Sale of premises and equipment	(539)	12
Originations of loans held-for-sale	(103,194)	(134,189)
Proceeds from sale of mortgage loans held-for-sale	68,758	51,238
Net (increase) decrease in:
Trading securities	63	(92)
Accrued interest receivable	(2,509)	2,671
Servicing assets	40	(938)
Other assets	14,260	(13,394)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(345)	(1,013)
Accrued expenses and other liabilities	(4,745)	(5,594)
Net cash provided by operating activities	106,055	46,812

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016 (CONTINUED)

	Nine-Month Period Ended September 30,
	2017	2016
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(128,969)	(676)
Investment securities held-to-maturity	-	(81,261)
FHLB stock	(26,730)	(20,398)
Maturities and redemptions of:
Investment securities available-for-sale	83,669	112,444
Investment securities held-to-maturity	65,877	56,058
FHLB stock	23,507	28,469
Proceeds from sales of:
Investment securities available-for-sale	256,996	300,483
Foreclosed real estate and other repossessed assets, including write-offs	31,829	36,983
Proceeds from sale of loans held-for-sale	-	1,149
Premises and equipment	569	48
Origination and purchase of loans, excluding loans held-for-sale	(546,616)	(555,658)
Principal repayment of loans, including covered loans	571,098	616,518
(Repayments to) reimbursements from the FDIC on shared-loss agreements, net	(10,125)	824
Additions to premises and equipment	(4,271)	(3,804)
Net change in restricted cash	-	319
Net cash provided by investing activities	316,834	491,498

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016 – (CONTINUED)

	Nine-Month Period Ended September 30,
	2017	2016
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	180,958	35,449
Securities sold under agreements to repurchase	(369,816)	(287,865)
FHLB advances, federal funds purchased, and other borrowings	(5,436)	(228,157)
Subordinated capital notes	-	(66,550)
Exercise of stock options and restricted units lapsed, net	-	(329)
Dividends paid on preferred stock	(10,396)	(10,396)
Dividends paid on common stock	(7,912)	(7,906)
Net cash used in financing activities	$(212,602)	$(565,754)
Net change in cash and cash equivalents	210,287	(27,444)
Cash and cash equivalents at beginning of period	510,439	536,709
Cash and cash equivalents at end of period	$720,726	$509,265
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$30,777	$44,316
Income taxes paid	$23	$7,389
Mortgage loans securitized into mortgage-backed securities	$69,148	$71,315
Transfer from loans to foreclosed real estate and other repossessed assets	$37,852	$32,535
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$33,647	$123,137
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$112	$182

See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (“Oriental”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC. (“Oriental Insurance”) and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). Through these subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, Oriental acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” The businesses acquired in these acquisitions have been integrated with Oriental’s existing business.

Recent Accounting Developments

Scope of Modification Accounting. In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2017-09 that clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Entities will apply the modification accounting guidance if the value, vesting conditions or classification of the award changes. ASU No. 2017-08 is effective for fiscal years, and interim periods, beginning after December 15, 2018, with early adoption permitted. Oriental's Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards. If any change occurs in the future to the Omnibus Plan, Oriental will evaluate it under this guideline.

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of  the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations. At September 30, 2017, Oriental does not have callable debt securities.

Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). In  February 2017,  the FASB issued ASU No. 2017-06, which intended to reduce diversity and improve the usefulness of information provided by employee benefit plans that hold interests in master trusts. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We will assess the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures before implementation.

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental is in the process of assessing the methodology and the software to be used.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. While the new guidance does not apply to revenue associated with loans or securities, Oriental identified the customer contracts within the scope of the new guidance, assessed the related revenues, and has determined that it will not materially impact its consolidated financial position or results of operations. There will not be any accounting or significant internal control changes as a result of the new provisions. The timing of Oriental’s revenue recognition is not expected to materially change.

Other than the accounting pronouncements disclosed above, there are no other new accounting pronouncements issued during the first quarter of 2017 that could have a material impact on Oriental's financial position, operating results or financial statements disclosures.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 2 – SIGNIFICANT EVENTS

Hurricanes Irma and Maria

During the third quarter of 2017, Oriental was impacted by Hurricanes Irma and Maria, which struck the island on September 7, 2017 and September 20, 2017, respectively. Hurricane Maria caused catastrophic damages throughout Puerto Rico, including homes, businesses, roads, bridges, power lines, commercial establishments, and public facilities. It caused an unprecedented crisis when it ravaged the Island’s electric power grid less than two weeks after hurricane Irma left over a million Puerto Rico residents without power. Over a month after the hurricanes, most of Puerto Rico remains without electricity, many businesses are unable to operate, and government authorities are still struggling to deliver emergency supplies and clean drinking water to many communities outside the San Juan metropolitan area. Further, payment and delivery systems, including the U.S. Post Office, were unable to operate for weeks after hurricane Maria and some are still subject to significant delays.

Almost all of Oriental’s operations and clients are located in Puerto Rico. Although Oriental’s business operations were disrupted by major damages to Puerto Rico’s critical infrastructure, including its electric power grid and telecommunications network, Oriental’s digital channels, core banking and electronic funds transfer systems continued to function uninterrupted during and after the hurricanes. Within days after hurricane Maria, and upon securing a continuing supply of diesel fuel for its electric power generators, Oriental was able to open its main offices and many of its branches and ATMs in addition to its digital and phone trade channels.

As a result of this event, and based on current assessments of information available for the impact of the hurricanes on our credit portfolio, third quarter 2017 results included an additional $27.0 million in loan loss provision, pre-tax. Refer to footnotes for further disclosure associated to this significant event.

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	September 30,	December 31,
	2017	2016
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At September 30, 2017, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At December 31, 2016, they held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand as the required legal reserve. The certificate of deposit and other securities cannot be withdrawn or sold by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions ("OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both September 30, 2017 and December 31, 2016, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, Oriental assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both September 30, 2017 and December 31, 2016, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2017 was $167.3 million (December 31, 2016 - $161.0

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

million). At September 30, 2017 and December 31, 2016, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2017 and December 31, 2016, money market instruments included as part of cash and cash equivalents amounted to $6.5 million and $5.6 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$344,581	$2,464	$1,462	$345,583	2.36%
GNMA certificates	162,993	2,197	423	164,767	2.94%
CMOs issued by US government-sponsored agencies	86,905	6	1,038	85,873	1.90%
Total mortgage-backed securities	594,479	4,667	2,923	596,223	2.45%
Investment securities
US Treasury securities	10,269	-	51	10,218	1.26%
Obligations of US government-sponsored agencies	3,121	-	29	3,092	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	249	2,206	5.55%
Other debt securities	1,612	72	-	1,684	3.00%
Total investment securities	17,457	72	329	17,200	2.42%
Total securities available for sale	$611,936	$4,739	$3,252	$613,423	2.44%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$530,178	$367	$4,715	$525,830	2.09%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$422,168	$6,354	$3,036	$425,486	2.59%
GNMA certificates	163,614	2,241	620	165,235	2.95%
CMOs issued by US government-sponsored agencies	103,990	64	2,223	101,831	1.88%
Total mortgage-backed securities	689,772	8,659	5,879	692,552	2.57%
Investment securities
US Treasury securities	49,672	-	618	49,054	1.73%
Obligations of US government-sponsored agencies	3,903	-	19	3,884	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	607	4,073	5.55%
Other debt securities	1,840	81	-	1,921	3.00%
Total investment securities	60,095	81	1,244	58,932	2.04%
Total securities available-for-sale	$749,867	$8,740	$7,123	$751,484	2.53%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$599,884	$145	$7,266	$592,763	2.15%

The amortized cost and fair value of Oriental’s investment securities at September 30, 2017, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$7,160	$7,246	$-	$-
Total due from 1 to 5 years	7,160	7,246	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$76,877	$75,884	$-	$-
FNMA and FHLMC certificates	132,716	132,163	-	-
Total due after 5 to 10 years	209,593	208,047	-	-
Due after 10 years
FNMA and FHLMC certificates	$204,705	$206,174	$530,178	$525,830
GNMA certificates	162,993	164,767	-	-
CMOs issued by US government-sponsored agencies	10,028	9,989	-	-
Total due after 10 years	377,726	380,930	530,178	525,830
Total mortgage-backed securities	594,479	596,223	530,178	525,830
Investment securities
Due less than one year
US Treasury securities	$324	$323	$-	$-
Obligations of Puerto Rico government and public instrumentalities	2,455	2,206	-	-
Total due in less than one year	2,779	2,529	-	-
Due from 1 to 5 years
US Treasury securities	$9,945	$9,895	$-	$-
Obligations of US government and sponsored agencies	3,121	3,092	-	-
Total due from 1 to 5 years	13,066	12,987	-	-
Due from 5 to 10 years
Other debt securities	1,612	1,684	-	-
Total due after 5 to 10 years	1,612	1,684	-	-
Total investment securities	17,457	17,200	-	-
Total	$611,936	$613,423	$530,178	$525,830

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine-month period ended September 30, 2017 Oriental retained securitized GNMA pools totaling $69.3 million amortized cost, at a yield of 3.14% from its own originations while during the nine-month period ended September 30, 2016 that amount totaled $71.8 million, amortized cost, at a yield of 2.99%.

During the nine-month period ended September 30, 2017, Oriental sold $166.0 million of mortgage-backed securities and $84.1 million of US Treasury securities, and recorded a net gain on sale of securities of $6.9 million. During the nine-month period ended September 30, 2016, Oriental sold $277.2 million on mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and recorded a net gain on sale of securities of $12.2 million.

	Nine-Month Period Ended September 30, 2017
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$107,510	$102,311	$5,199	$-
GNMA certificates	65,284	63,704	1,580	-
Investment securities
US Treasury securities	84,202	84,085	117	-
Total	$256,996	$250,100	$6,896	$-

	Nine-Month Period Ended September 30, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$293,505	$277,181	$16,324	$-
Investment securities
Obligations of PR government and public instrumentalities	6,978	11,095	-	4,117
Total mortgage-backed securities	$300,483	$288,276	$16,324	$4,117

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$58,328	$869	$57,459
FNMA and FHLMC certificates	8,196	175	8,021
Obligations of US government and sponsored agencies	3,121	29	3,092
Obligations of Puerto Rico government and public instrumentalities	2,455	249	2,206
	$72,100	$1,322	$70,778
Securities held to maturity
FNMA and FHLMC certificates	$44,759	$884	$43,875

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$27,413	$169	$27,244
FNMA and FHLMC certificates	146,578	1,287	145,291
GNMA certificates	29,243	423	28,820
US Treasury Securities	10,269	51	10,218
	$213,503	$1,930	$211,573
Securities held-to-maturity
FNMA and FHLMC Certificates	$386,995	$3,831	$383,164

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$85,741	$1,038	$84,703
FNMA and FHLMC certificates	154,774	1,462	153,312
Obligations of Puerto Rico government and public instrumentalities	2,455	249	2,206
Obligations of US government and sponsored agencies	3,121	29	3,092
GNMA certificates	29,243	423	28,820
US Treasury Securities	10,269	51	10,218
	$285,603	$3,252	$282,351
Securities held-to-maturity
FNMA and FHLMC certificates	$431,754	$4,715	$427,039

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
Obligations of Puerto Rico government and public instrumentalities	$4,680	$607	$4,073
CMOs issued by US government-sponsored agencies	33,883	793	33,090
	$38,563	$1,400	$37,163

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	67,777	1,430	66,347
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treasury Securities	49,172	618	48,554
	$335,079	$5,723	$329,356
Securities held to maturity
FNMA and FHLMC certificates	$525,258	$7,266	$517,992

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	101,660	2,223	99,437
FNMA and FHLMC certificates	184,782	3,036	181,746
Obligations of Puerto Rico government and public instrumentalities	4,680	607	4,073
Obligations of US government and sponsored agencies	3,903	19	3,884
GNMA certificates	29,445	620	28,825
US Treasury Securities	49,172	618	48,554
	$373,642	$7,123	$366,519
Securities held to maturity
FNMA and FHLMC certificates	$525,258	$7,266	$517,992

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental performs valuations of the investment securities on a monthly basis. Moreover, Oriental conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Any portion of a decline in value associated with credit loss is recognized in the statements of operations with the remaining noncredit-related component recognized in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while Oriental believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing refinement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

Most of the investments ($714.9 million, amortized cost, or 99.7%) with an unrealized loss position at September 30, 2017 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The sole exposure to PR bond ($2.5 million, amortized cost, or 0.3%) with an unrealized loss position at September 30, 2017 consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The decline in the market value of this security is mainly attributed to the significant economic and fiscal challenges that Puerto Rico is facing, which is expected to result in a significant restructuring of the government under the supervision of a federally created Fiscal Oversight Board. All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond had an aggregate fair value of $2.2 million at September 30, 2017 (90% of the bond's amortized cost) and matures on July 1, 2018. The discounted cash flow analysis for the investment showed a cumulative default probability at maturity of 6.6%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, Oriental determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of September 30, 2017. Also, Oriental’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the period ended September 30, 2017.

As of September 30, 2017, Oriental performed a cash flow analysis of its Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of this investment was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investment, and included the following components:

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

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the nine-month periods ended September 30, 2017 and 2016 on available-for-sale securities:

	Nine-Month Period Ended September 30,
	2017	2016
	(In thousands)
Balance at beginning of period	$-	$1,490
Reductions for securities sold during the period (realized)	-	(1,490)
Balance at end of period	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC, which were terminated on February 6, 2017.

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month forbearance for the payment due on auto and personal loans for customers whose payments were not over 89 days past due at August 31, 2017. These payments, together with any additional accrued interest, will be paid in three installments after the original maturity of the loans. Residential mortgage loans will have the same forbearance, but the payments subject to the forbearance on non-conforming loans will be payable in aggregate as a balloon payment at the maturity of the loan and on conforming mortgage loans the repayment terms will be established on a case by case basis at the end of the forbearance period. For credit cards, that were not over 29 days past due at August 31, 2017, the minimum payment amount will be skipped until December 31, 2017. Oriental also offered an automatic one-month forbearance for the payment of principal and interest for commercial loans, for customers whose payments were not over 30 days past due at August 31, 2017, and the flexibility of extending it up to two additional months, based on the customer's needs. Oriental had approximately 100 thousand loans under the automatic three-month forbearance program with a UPB of $3.7 billion at September 30, 2017.

  The composition of Oriental’s loan portfolio at September 30, 2017 and December 31, 2016 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$694,476	$721,494
Commercial	1,245,711	1,277,866
Consumer	316,357	290,515
Auto and leasing	831,437	756,395
	3,087,981	3,046,270
Allowance for loan and lease losses on originated and other loans and leases	(87,541)	(59,300)
	3,000,440	2,986,970
Deferred loan costs, net	6,592	5,766
Total originated and other loans loans held for investment, net	3,007,032	2,992,736
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,612	5,562
Consumer	29,464	32,862
Auto	26,562	53,026
	60,638	91,450
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,363)	(4,300)
	57,275	87,150
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	532,948	569,253
Commercial	244,359	292,564
Consumer	1,598	4,301
Auto	49,258	85,676
	828,163	951,794
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(40,110)	(31,056)
	788,053	920,738
Total acquired BBVAPR loans, net	845,328	1,007,888
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	68,996	73,018
Commercial	53,028	81,460
Consumer	1,220	1,372
Total acquired Eurobank loans	123,244	155,850
Allowance for loan and lease losses on Eurobank loans	(23,146)	(21,281)
Total acquired Eurobank loans, net	100,098	134,569
Total acquired loans, net	945,426	1,142,457
Total held for investment, net	3,952,458	4,135,193
Mortgage loans held-for-sale	12,114	12,499
Total loans, net	$3,964,572	$4,147,692

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment at September 30, 2017 and December 31, 2016, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

	September 30, 2017
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$278	$1,469	$3,074	$4,821	$42,086	$46,907	$283
Years 2003 and 2004	242	3,388	5,963	9,593	74,405	83,998	-
Year 2005	-	2,465	3,231	5,696	39,363	45,059	-
Year 2006	179	1,965	5,536	7,680	55,883	63,563	-
Years 2007, 2008 and 2009	252	1,706	7,859	9,817	59,451	69,268	98
Years 2010, 2011, 2012, 2013	349	2,213	7,274	9,836	118,409	128,245	414
Years 2014, 2015, 2016 and 2017	-	184	1,247	1,431	120,538	121,969	-
	1,300	13,390	34,184	48,874	510,135	559,009	795
Non-traditional	-	506	3,529	4,035	14,670	18,705	-
Loss mitigation program	12,621	7,456	15,941	36,018	67,472	103,490	2,576
	13,921	21,352	53,654	88,927	592,277	681,204	3,371
Home equity secured personal loans	-	-	12	12	261	273	-
GNMA's buy-back option program	-	-	12,999	12,999	-	12,999	-
	13,921	21,352	66,665	101,938	592,538	694,476	3,371
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	209,000	209,000	-
Institutional	-	-	254	254	45,922	46,176	-
Middle market	-	303	3,545	3,848	233,829	237,677	-
Retail	292	461	9,471	10,224	233,701	243,925	-
Floor plan	-	-	-	-	3,607	3,607	-
Real estate	-	-	-	-	15,473	15,473	-
	292	764	13,270	14,326	741,532	755,858	-
Other commercial and industrial:
Corporate	-	-	-	-	163,192	163,192	-
Institutional	-	-	-	-	118,091	118,091	-
Middle market	2	-	881	883	81,061	81,944	-
Retail	608	1,053	1,219	2,880	85,289	88,169	-
Floor plan	8	-	53	61	38,396	38,457	-
	618	1,053	2,153	3,824	486,029	489,853	-
	910	1,817	15,423	18,150	1,227,561	1,245,711	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$1,000	$363	$565	$1,928	$26,082	$28,010	$-
Overdrafts	45	12	19	76	189	265	-
Personal lines of credit	103	31	9	143	2,201	2,344	-
Personal loans	3,777	1,694	732	6,203	264,691	270,894	-
Cash collateral personal loans	447	32	18	497	14,347	14,844	-
	5,372	2,132	1,343	8,847	307,510	316,357	-
Auto and leasing	43,331	28,275	10,831	82,437	749,000	831,437	-
Total	$63,534	$53,576	$94,262	$211,372	$2,876,609	$3,087,981	$3,371

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$196	$2,176	$3,371	$5,743	$44,542	$50,285	$158
Years 2003 and 2004	156	3,872	7,272	11,300	79,407	90,707	-
Year 2005	-	1,952	4,306	6,258	43,751	50,009	-
Year 2006	506	2,905	6,261	9,672	59,628	69,300	-
Years 2007, 2008 and 2009	409	1,439	11,732	13,580	63,149	76,729	398
Years 2010, 2011, 2012, 2013	349	1,772	10,417	12,538	127,322	139,860	583
Years 2014, 2015 and 2016	47	123	1,357	1,527	106,672	108,199	-
	1,663	14,239	44,716	60,618	524,471	585,089	1,139
Non-traditional	-	498	4,730	5,228	17,631	22,859	-
Loss mitigation program	8,911	7,205	16,541	32,657	70,871	103,528	1,724
	10,574	21,942	65,987	98,503	612,973	711,476	2,863
Home equity secured personal loans	-	-	-	-	337	337	-
GNMA's buy-back option program	-	-	9,681	9,681	-	9,681	-
	10,574	21,942	75,668	108,184	613,310	721,494	2,863
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	242,770	242,770	-
Institutional	-	-	254	254	26,546	26,800	-
Middle market	-	60	3,319	3,379	231,602	234,981	-
Retail	154	350	6,594	7,098	242,630	249,728	-
Floor plan	-	-	-	-	2,989	2,989	-
Real estate	-	-	-	-	16,395	16,395	-
	154	410	10,167	10,731	762,932	773,663	-
Other commercial and industrial:
Corporate	-	-	-	-	136,438	136,438	-
Institutional	-	-	-	-	180,285	180,285	-
Middle market	-	-	-	-	81,633	81,633	-
Retail	930	100	969	1,999	71,706	73,705	-
Floor plan	8	-	61	69	32,073	32,142	-
	938	100	1,030	2,068	502,135	504,203	-
	1,092	510	11,197	12,799	1,265,067	1,277,866	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$527	$283	$525	$1,335	$25,023	$26,358	$-
Overdrafts	16	12	5	33	174	207	-
Personal lines of credit	41	4	32	77	2,327	2,404	-
Personal loans	2,474	1,489	1,081	5,044	241,228	246,272	-
Cash collateral personal loans	240	20	4	264	15,010	15,274	-
	3,298	1,808	1,647	6,753	283,762	290,515	-
Auto and leasing	42,714	19,014	8,173	69,901	686,494	756,395	-
Total	$57,678	$43,274	$96,685	$197,637	$2,848,633	$3,046,270	$2,863

At September 30, 2017 and December 31, 2016, Oriental had carrying balance of $94.9 million and $136.6 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. On June 30, 2017, Oriental entered into an agreement to sell a performing originated municipal loan, which was due in July 2018, for $28.8 million. The sale reduced near-term risk associated with a likely refinancing. The loan was moved to other loans held-for-sale at June 30, 2017 with a balance of $33.7 million, and included a principal payment of $4.8 million received by Oriental on July 1, 2017. The sale transaction settled on July 5, 2017.

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

Acquired BBVAPR Loans

Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium are accounted for under the guidance of ASC 310-20, which requires that any contractually required loan payment receivable in excess of Oriental’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with Oriental’s non-accrual policy, and any accretion of discount or amortization of premium is discontinued. Acquired BBVAPR loans that were accounted for under the provisions of ASC 310-20 are removed from the acquired loan category at the end of the reporting period upon refinancing, renewal or normal re-underwriting.

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of September 30, 2017 and December 31, 2016, by class of loans:

	September 30, 2017
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$95	$95	$26	$121	$-
Floor plan	-	-	936	936	393	1,329	-
	-	-	1,031	1,031	419	1,450	-
Other commercial and industrial
Retail	296	71	82	449	2,711	3,160	-
Floor plan	-	-	2	2	-	2	-
	296	71	84	451	2,711	3,162	-
	296	71	1,115	1,482	3,130	4,612	-
Consumer
Credit cards	977	567	467	2,011	24,797	26,808	-
Personal loans	75	8	39	122	2,534	2,656	-
	1,052	575	506	2,133	27,331	29,464	-
Auto	1,635	1,141	453	3,229	23,333	26,562	-
Total	$2,983	$1,787	$2,074	$6,844	$53,794	$60,638	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$33	$-	$110	$143	$-	$143	$-
Floor plan	-	-	219	219	2,171	2,390	-
	33	-	329	362	2,171	2,533	-
Other commercial and industrial
Retail	97	34	121	252	2,775	3,027	-
Floor plan	-	-	2	2	-	2	-
	97	34	123	254	2,775	3,029	-
	130	34	452	616	4,946	5,562	-
Consumer
Credit cards	736	369	708	1,813	28,280	30,093	-
Personal loans	48	14	120	182	2,587	2,769	-
	784	383	828	1,995	30,867	32,862	-
Auto	3,652	1,355	517	5,524	47,502	53,026	-
Total	$4,566	$1,772	$1,797	$8,135	$83,315	$91,450	$-

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Acquired BBVAPR loans, except for credit cards, retail and commercial revolving lines of credits, floor plans and performing auto loans with FICO scores over 660 acquired at a premium, are accounted for by Oriental in accordance with ASC 310-30.

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2017 and December 31, 2016 is as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Contractual required payments receivable:	$1,503,630	$1,669,602
Less: Non-accretable discount	364,548	363,107
Cash expected to be collected	1,139,082	1,306,495
Less: Accretable yield	310,919	354,701
Carrying amount, gross	828,163	951,794
Less: allowance for loan and lease losses	40,110	31,056
Carrying amount, net	$788,053	$920,738

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2017 and December 31, 2016, Oriental had $49.7 million and $66.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations and funds recovered under a Puerto Rico escheat law. During the third quarter of 2017, Oriental received the scheduled payments of principal from the municipal general obligations and settled the loan payable from funds recovered under the escheat law that was in default.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2017, and 2016:

	Quarter Ended September 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$270,148	$56,038	$4,853	$1,486	$332,525
Accretion	(7,434)	(7,114)	(1,350)	(384)	(16,282)
Change in expected cash flows	-	3,716	13	37	3,766
Transfer (to) from non-accretable discount	(6,158)	(2,950)	(8)	26	(9,090)
Balance at end of period	$256,556	$49,690	$3,508	$1,165	$310,919

Non-Accretable Discount Activity:
Balance at beginning of period	$306,504	$16,867	$23,960	$19,431	$366,762
Change in actual and expected losses	(2,310)	(8,679)	(191)	(124)	(11,304)
Transfer from (to) accretable yield	6,158	2,950	8	(26)	9,090
Balance at end of period	$310,352	$11,138	$23,777	$19,281	$364,548

	Nine-Month Period Ended September 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(23,018)	(16,608)	(5,273)	(1,542)	(46,441)
Change in expected cash flows	2	19,907	163	123	20,195
Transfer (to) from non-accretable discount	(12,543)	(3,975)	80	(1,098)	(17,536)
Balance at end of period	$256,556	$49,690	$3,508	$1,165	$310,919

Non-Accretable Discount Activity:
Balance at beginning of period	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(7,806)	(9,802)	1,450	63	(16,095)
Transfer from (to) accretable yield	12,543	3,975	(80)	1,098	17,536
Balance at end of period	$310,352	$11,138	$23,777	$19,281	$364,548

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$283,823	$52,307	$14,103	$4,885	$355,118
Accretion	(8,197)	(6,686)	(3,107)	(662)	(18,652)
Change in actual and expected losses	(1)	1,763	618	(241)	2,139
Transfer from (to) non-accretable discount	24,056	(1,013)	(525)	233	22,751
Balance at end of period	$299,681	$46,371	$11,089	$4,215	$361,356

Non-Accretable Discount Activity:
Balance at beginning of period	$336,153	$18,001	$22,121	$18,225	$394,500
Change in actual and expected losses	(2,591)	(1,216)	(309)	121	(3,995)
Transfer (to) from accretable yield	(24,056)	1,013	525	(233)	(22,751)
Balance at end of period	$309,506	$17,798	$22,337	$18,113	$367,754

	Nine-Month Period Ended September 30, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$268,794	$65,026	$21,578	$6,290	$361,688
Accretion	(24,798)	(20,973)	(10,934)	(2,470)	(59,175)
Change in actual and expected losses	(1)	4,745	1,249	(242)	5,751
Transfer (to) from non-accretable discount	55,686	(2,427)	(804)	637	53,092
Balance at end of period	$299,681	$46,371	$11,089	$4,215	$361,356

Non-Accretable Discount Activity:
Balance at beginning of period	$374,772	$18,545	$22,039	$18,834	$434,190
Change in actual and expected losses	(9,580)	(3,174)	(506)	(84)	(13,344)
Transfer from (to) accretable yield	(55,686)	2,427	804	(637)	(53,092)
Balance at end of period	$309,506	$17,798	$22,337	$18,113	$367,754

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at September 30, 2017 and December 31, 2016 is as follows:

	September 30	December 31
	2017	2016
	(In thousands)
Contractual required payments receivable:	$182,562	$232,698
Less: Non-accretable discount	6,935	12,340
Cash expected to be collected	175,627	220,358
Less: Accretable yield	52,383	64,508
Carrying amount, gross	123,244	155,850
Less: Allowance for loan and lease losses	23,146	21,281
Carrying amount, net	$100,098	$134,569

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2017, and 2016:

	Quarter Ended September 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$43,012	9,157	1,906	-	-	54,075
Accretion	(1,736)	(2,480)	(39)	(11)	(73)	(4,339)
Change in expected cash flows	18	106	39	(49)	346	460
Transfer from (to) non-accretable discount	1,094	1,448	(142)	60	(273)	2,187
Balance at end of period	$42,388	$8,231	$1,764	$-	$-	$52,383

Non-Accretable Discount Activity:
Balance at beginning of period	$6,687	2,010	299	-	14	9,010
Change in actual and expected losses	20	126	(39)	60	(55)	112
Transfer from (to) accretable yield	(1,094)	(1,448)	142	(60)	273	(2,187)
Balance at end of period	$5,613	$688	$402	$-	$232	$6,935

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$45,839	$16,475	$2,194	$-	$-	$64,508
Accretion	(5,564)	(11,051)	(82)	(22)	(268)	(16,987)
Change in expected cash flows	119	1,427	82	(214)	730	2,144
Transfer from (to) non-accretable discount	1,994	1,380	(430)	236	(462)	2,718
Balance at end of period	$42,388	$8,231	$1,764	$-	$-	$52,383

Non-Accretable Discount Activity:
Balance at beginning of period	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected losses	(834)	(1,812)	(39)	236	(238)	(2,687)
Transfer from (to) accretable yield	(1,994)	(1,380)	430	(236)	462	(2,718)
Balance at end of period	$5,613	$688	$402	$-	$232	$6,935

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$48,336	$29,142	$2,204	-	$-	$79,682
Accretion	(2,217)	(6,570)	-	(62)	(490)	(9,339)
Change in actual and expected losses	646	1,719	(8)	62	490	2,909
Transfer from (to) non-accretable discount	3,737	(188)	(146)	-	-	3,403
Balance at end of period	$50,502	$24,103	$2,050	$-	$-	$76,655

Non-Accretable Discount Activity:
Balance at beginning of period	$11,555	$-	$-	$-	$-	$11,555
Change in actual and expected losses	(845)	617	10	-	-	(218)
Transfer (to) from accretable yield	(3,737)	188	146	-	-	(3,403)
Balance at end of period	$6,973	$805	$156	$-	$-	$7,934

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$-	$3,212	$84,391
Accretion	(6,746)	(15,193)	(47)	(60)	(1,751)	(23,797)
Change in expected cash flows	1,432	14,431	(31)	(15)	(1,456)	14,361
Transfer from (to) non-accretable discount	3,862	(2,105)	(127)	75	(5)	1,700
Balance at end of period	$50,502	$24,103	$2,050	$-	$-	$76,655

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected cash flows	(2,034)	(1,300)	29	75	(8,292)	(11,522)
Transfer (to) from accretable yield	(3,862)	2,105	127	(75)	5	(1,700)
Balance at end of period	$6,973	$805	$156	$-	$-	$7,934

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,789	$3,336
Years 2003 and 2004	6,107	7,668
Year 2005	3,367	4,487
Year 2006	5,537	6,746
Years 2007, 2008 and 2009	8,110	11,526
Years 2010, 2011, 2012, 2013	6,858	10,089
Years 2014, 2015, 2016 and 2017	1,248	1,404
	34,016	45,256
Non-traditional	3,529	4,730
Loss mitigation program	17,365	20,744
	54,910	70,730
Home equity secured personal loans	12	-
	54,922	70,730
Commercial
Commercial secured by real estate
Institutional	254	-
Middle market	3,848	4,682
Retail	14,358	11,561
	18,460	16,243
Other commercial and industrial
Middle market	968	1,278
Retail	2,220	1,950
Floor plan	53	61
	3,241	3,289
	21,701	19,532
Consumer
Credit cards	565	525
Overdrafts	19	-
Personal lines of credit	9	32
Personal loans	1,834	1,420
Cash collateral personal loans	18	4
	2,445	1,981
Auto and leasing	11,811	9,052
Total non-accrual originated loans	$90,879	$101,295

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2017	2016
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$121	$143
Floor plan	936	1,149
	1,057	1,292
Other commercial and industrial
Retail	82	121
Floor plan	2	2
	84	123
	1,141	1,415
Consumer
Credit cards	467	708
Personal loans	39	120
	506	828
Auto	481	552
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,128	2,795
Total non-accrual loans	$93,007	$104,090

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

At September 30, 2017 and December 31, 2016, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $109.8 million and $98.1 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $67.8 million and $54.3 million at September 30, 2017 and December 31, 2016, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $5.2 million and $1.8 million at September 30, 2017 and December 31, 2016, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $86.5 million and $91.6 million at September 30, 2017 and December 31, 2016, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $9.5 million and $7.8 million at September 30, 2017 and December 31, 2016, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$33,159	$30,465	$5,223	17%
Residential impaired and troubled-debt restructuring	95,680	86,511	9,524	11%
Impaired loans with no specific allowance:
Commercial	42,520	36,574	N/A	0%
Total investment in impaired loans	$171,359	$153,550	$14,747	10%

	December 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$13,183	$11,698	$1,626	14%
Residential impaired and troubled-debt restructuring	100,101	91,650	7,761	8%
Impaired loans with no specific allowance
Commercial	49,038	41,441	N/A	0%
Total investment in impaired loans	$162,322	$144,789	$9,387	6%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$748	$12	2%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$748	$12	2%

	December 31, 2016
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$944	$929	$141	15%
Impaired loans with no specific allowance
Commercial	$240	$221	N/A	0%
Total investment in impaired loans	$1,184	$1,150	$141	12%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$554,175	$532,948	$8,931	2%
Commercial	254,006	242,334	23,941	10%
Auto	49,347	49,258	7,238	15%
Total investment in impaired loan pools	$857,528	$824,540	$40,110	5%

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

  Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$81,679	$68,996	$14,219	21%
Commercial	58,043	51,523	8,922	17%
Consumer	15	1,220	5	0%
Total investment in impaired loan pools	$139,737	$121,739	$23,146	19%

	December 31, 2016
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$88,017	$73,018	$11,947	16%
Commercial	81,992	72,140	9,328	13%
Consumer	29	1,372	6	0%
Total investment in impaired loan pools	$170,038	$146,530	$21,281	15%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017		2016
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$306	$24,178	$162	$73,729
Residential troubled-debt restructuring	576	86,694	765	91,345
Impaired loans with no specific allowance
Commercial	675	36,133	259	62,946
	1,557	147,005	1,186	228,020
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	751	15	323
Impaired loans with no specific allowance
Commercial	-	-	-	952
Total interest income from impaired loans	$1,557	$147,756	$1,201	$229,295

	Nine-Month Period Ended September 30,
	2017		2016
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$612	$17,298	$202	$155,094
Residential troubled-debt restructuring	1,685	87,951	2,321	90,881
Impaired loans with no specific allowance
Commercial	1,350	41,519	749	42,050
Total interest income from impaired loans	$3,647	$146,768	$3,272	$288,025

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$810	$45	$108
Impaired loans with no specific allowance
Commercial	-	-	-	736
Total interest income from impaired loans	$3,647	$147,578	$3,317	$288,869

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and nine-month periods ended September 30, 2017 and 2016.

	Quarter Ended September 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	15	$1,796	6.18%	401	$1,804	4.28%	409
Commercial	2	154	7.99%	53	154	8.45%	51
Consumer	30	383	11.52%	61	383	11.21%	68
Auto	2	23	6.42%	63	23	8.13%	31

	Nine-Month Period Ended September 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	74	$9,149	6.27%	390	$9,132	4.26%	384
Commercial	20	3,527	6.51%	55	3,528	5.55%	66
Consumer	93	1,262	11.87%	64	1,301	10.79%	70
Auto	9	134	7.24%	66	135	11.75%	37

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	20	$2,737	6.28%	297	$2,768	4.72%	387
Commercial	5	7,352	5.31%	65	7,352	5.89%	130
Consumer	20	183	14.73%	72	210	12.72%	54

	Nine-Month Period Ended September 30, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	72	$9,558	6.00%	347	$9,284	4.69%	462
Commercial	13	8,675	5.53%	63	8,676	5.95%	120
Consumer	67	739	13.63%	74	813	11.12%	67

The following table presents troubled-debt restructurings for which there was a payment default during the twelve month periods ended September 30, 2017 and 2016:

	Twelve Month Period Ended September 30,
	2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	28	$2,663	23	$3,437
Commercial	8	$868	2	$157
Consumer	22	$248	7	$68

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Quality Indicators

Oriental categorizes originated and other loans and acquired loans accounted for under ASC 310-20 into risk categories based on relevant information about the ability of borrowers to service their debt, such as economic conditions, portfolio risk characteristics, prior loss experience, and the results of periodic credit reviews of individual loans.

Oriental uses the following definitions for risk ratings:

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

As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$209,000	$192,513	$14,550	$1,937	$-	$-
Institutional	46,176	34,348	-	11,828	-	-
Middle market	237,677	198,479	11,020	28,178	-	-
Retail	243,925	214,924	7,585	21,416	-	-
Floor plan	3,607	2,287	1,320	-	-	-
Real estate	15,473	15,473	-	-	-	-
	755,858	658,024	34,475	63,359	-	-
Other commercial and industrial:
Corporate	163,192	163,192	-	-	-	-
Institutional	118,091	118,091	-	-	-	-
Middle market	81,944	65,530	8,618	7,796	-	-
Retail	88,169	83,729	891	3,549	-	-
Floor plan	38,457	35,368	3,036	53	-	-
	489,853	465,910	12,545	11,398	-	-
Total	1,245,711	1,123,934	47,020	74,757	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	121	-	-	121	-	-
Floor plan	1,329	393	-	936	-	-
	1,450	393	-	1,057	-	-
Other commercial and industrial:
Retail	3,160	3,154	-	6	-	-
Floor plan	2	-	-	2	-	-
	3,162	3,154	-	8	-	-
Total	4,612	3,547	-	1,065	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	559,009	524,825	-	34,184	-	-
Non-traditional	18,705	15,176	-	3,529	-	-
Loss mitigation program	103,490	87,549	-	15,941	-	-
Home equity secured personal loans	273	261	-	12	-	-
GNMA's buy-back option program	12,999	-	-	12,999	-	-
	694,476	627,811	-	66,665	-	-

Consumer:
Credit cards	28,010	27,445	-	565	-	-
Overdrafts	265	190	-	75	-	-
Unsecured personal lines of credit	2,344	2,335	-	9	-	-
Unsecured personal loans	270,894	270,160	-	734	-	-
Cash collateral personal loans	14,844	14,826	-	18	-	-
	316,357	314,956	-	1,401	-	-
Auto and Leasing	831,437	820,606	-	10,831	-	-
Total	1,842,270	1,763,373	-	78,897	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	26,808	26,342	-	466	-	-
Personal loans	2,656	2,617	-	39	-	-
	29,464	28,959	-	505	-	-
Auto	26,562	26,109	-	453	-	-
	56,026	55,068	-	958	-	-
	$3,148,619	$2,945,922	$47,020	$155,677	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$242,770	$226,768	$16,002	$-	$-	$-
Institutional	26,800	16,067	9,090	1,643	-	-
Middle market	234,981	194,913	11,689	28,379	-	-
Retail	249,728	222,205	8,559	18,964	-	-
Floor plan	2,989	2,989	-	-	-	-
Real estate	16,395	16,395	-	-	-	-
	773,663	679,337	45,340	48,986	-	-
Other commercial and industrial:
Corporate	136,438	136,438	-	-	-	-
Institutional	180,285	180,185	100	-	-	-
Middle market	81,633	63,556	16,150	1,927	-	-
Retail	73,705	68,743	731	4,231	-	-
Floor plan	32,142	29,267	2,814	61	-	-
	504,203	478,189	19,795	6,219	-	-
Total	1,277,866	1,157,526	65,135	55,205	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	143	-	-	143	-	-
Floor plan	2,390	905	337	1,148	-	-
	2,533	905	337	1,291	-	-
Other commercial and industrial:
Retail	3,027	3,014	-	13	-	-
Floor plan	2	-	-	2	-	-
	3,029	3,014	-	15	-	-
Total	5,562	3,919	337	1,306	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	585,089	540,373	-	44,716	-	-
Non-traditional	22,859	18,129	-	4,730	-	-
Loss mitigation program	103,528	86,987	-	16,541	-	-
Home equity secured personal loans	337	337	-	-	-	-
GNMA's buy-back option program	9,681	-	-	9,681	-	-
	721,494	645,826	-	75,668	-	-

Consumer:
Credit cards	26,358	25,833	-	525	-	-
Overdrafts	207	174	-	33	-	-
Unsecured personal lines of credit	2,404	2,372	-	32	-	-
Unsecured personal loans	246,272	245,190	-	1,082	-	-
Cash collateral personal loans	15,274	15,270	-	4	-	-
	290,515	288,839	-	1,676	-	-
Auto and Leasing	756,395	748,221	-	8,174	-	-
Total	1,768,404	1,682,886	-	85,518	-	-

Retail - acquired loans (under ASC 310-20)
Consumer:
Credit cards	30,093	29,386	-	707	-	-
Personal loans	2,769	2,649	-	120	-	-
	32,862	32,035	-	827	-	-
Auto	53,026	52,510	-	516	-	-
Total	85,888	84,545	-	1,343	-	-
	$3,137,720	$2,928,876	$65,472	$143,372	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at September 30, 2017 and December 31, 2016  was as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$22,308	$17,344
Commercial	24,278	8,995
Consumer	15,793	13,067
Auto and leasing	25,162	19,463
Unallocated	-	431
Total allowance for originated and other loans and lease losses	87,541	59,300

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	41	169
Consumer	2,591	3,028
Auto	731	1,103
	3,363	4,300
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	8,931	2,682
Commercial	23,941	23,452
Auto	7,238	4,922
	40,110	31,056
Total allowance for acquired BBVAPR loans and lease losses	43,473	35,356
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	14,219	11,947
Commercial	8,922	9,328
Consumer	5	6
Total allowance for acquired Eurobank loan and lease losses	23,146	21,281
Total allowance for loan and lease losses	$154,160	$115,937

Oriental maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond Oriental’s control. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

During the third quarter of 2017, in the span of two weeks in September, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Although the effect of the hurricanes on Oriental's loan portfolio is difficult to predict at this time,

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

management performed an evaluation of the loan portfolios in order to assess the impact on repayment sources and underlying collateral that could result in additional losses.

The framework for the analysis was based on our current ALLL methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment.

For commercial portfolios, Oriental contacted its clients to evaluate the impact of the hurricanes on their business operations and collateral. The impact was then categorized as follows: (i) low risk, for clients that had no business impact or relatively insignificant impact; (ii) medium risk, for clients that had a business impact on their primary or secondary sources of repayment, but had adequate cash flow to cover operations and to satisfy their obligations; or (iii) high risk, for clients that had potentially significant problems that affected primary, secondary and tertiary (collateral) sources of repayment. This criterion was used to model adjusted PDs and LGDs considering internal and external sources of information available to support our estimation process and output. For retail portfolios (residential mortgage, consumer and auto), management established assumptions based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment (for all portfolios) and the location of the collateral (for residential loans).

Based on our assessment of the facts related to these hurricanes, we have increased our provision for loan losses $27.0 million. The increase in the allowance corresponding to our originated loan portfolio was $16.8 million: $3.8 million in mortgage loans, $7.6 million in commercial loans, $800 thousand in consumer loans, and $4.6 million in auto loans. The increase in the allowance corresponding to our acquired loan portfolio was $10.2 million: $2.7 million in mortgage loans, $7.0 million in commercial loans, $100 thousand in consumer loans, and $400 thousand in auto loans.

The documentation for the assessment considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended September 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,664	$17,279	$14,981	$18,742	$-	$69,666
Charge-offs	(834)	(727)	(4,424)	(9,387)	-	(15,372)
Recoveries	341	654	168	2,394	-	3,557
Provision for originated and other loans and lease losses	4,137	7,072	5,068	13,413	-	29,690
Balance at end of period	$22,308	$24,278	$15,793	$25,162	$-	$87,541

	Nine-Month Period Ended September 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(5,375)	(6,424)	(11,792)	(24,726)	-	(48,317)
Recoveries	458	880	1,113	9,864	-	12,315
Provision for originated and other loans and lease losses	9,881	20,827	13,405	20,561	(431)	64,243
Balance at end of period	$22,308	$24,278	$15,793	$25,162	$-	$87,541

	September 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,524	$5,223	$-	$-	$-	$14,747
Collectively evaluated for impairment	12,784	19,055	15,793	25,162	-	72,794
Total ending allowance balance	$22,308	$24,278	$15,793	$25,162	$-	$87,541
Loans:
Individually evaluated for impairment	$86,511	$67,039	$-	$-	$-	$153,550
Collectively evaluated for impairment	607,965	1,178,672	316,357	831,437	-	2,934,431
Total ending loan balance	$694,476	$1,245,711	$316,357	$831,437	$-	$3,087,981

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,537	$63,144	$11,771	$19,259	$101	$112,812
Charge-offs	(1,656)	(56,700)	(3,173)	(7,804)	-	(69,333)
Recoveries	21	93	120	3,747	-	3,981
Provision (recapture) for originated and other loan and lease losses	1,625	5,770	3,571	3,800	(58)	14,708
Balance at end of period	$18,527	$12,307	$12,289	$19,002	$43	$62,168

	Nine-Month Period Ended September 30, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(4,692)	(58,544)	(8,310)	(24,267)	-	(95,813)
Recoveries	204	407	355	9,969	-	10,935
Provision (recapture) for originated and other loan and lease losses	4,663	5,653	9,047	15,039	18	34,420
Balance at end of period	$18,527	$12,307	$12,289	$19,002	$43	$62,168

	December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,761	$1,626	$-	$-	$-	$9,387
Collectively evaluated for impairment	9,583	7,369	13,067	19,463	431	49,913
Total ending allowance balance	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Loans:
Individually evaluated for impairment	$91,650	$53,139	$-	$-	$-	$144,789
Collectively evaluated for impairment	629,844	1,224,727	290,515	756,395	-	2,901,481
Total ending loan balance	$721,494	$1,277,866	$290,515	$756,395	$-	$3,046,270

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$41	$2,623	$684	$3,348
Charge-offs	-	(711)	(222)	(933)
Recoveries	1	33	202	236
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(1)	646	67	712
Balance at end of period	$41	$2,591	$731	$3,363

	Nine-Month Period Ended September 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(2,367)	(705)	(3,204)
Recoveries	6	392	1,251	1,649
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(2)	1,538	(918)	618
Balance at end of year	$41	$2,591	$731	$3,363

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$12	$-	$-	$12
Collectively evaluated for impairment	29	2,591	731	3,351
Total ending allowance balance	$41	$2,591	$731	$3,363
Loans:
Individually evaluated for impairment	$748	$-	$-	$748
Collectively evaluated for impairment	3,864	29,464	26,562	59,890
Total ending loan balance	$4,612	$29,464	$26,562	$60,638

	Quarter Ended September 30, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$21	$3,002	$1,464	$4,487
Charge-offs	(2)	(889)	(475)	(1,366)
Recoveries	16	67	461	544
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(17)	766	(201)	548
Balance at end of period	$18	$2,946	$1,249	$4,213

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$5,542
Charge-offs	(21)	(2,714)	(1,783)	(4,518)
Recoveries	56	236	1,505	1,797
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(43)	1,995	(560)	1,392
Balance at end of period	$18	$2,946	$1,249	$4,213

	December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	$-	$-	$141
Collectively evaluated for impairment	28	3,028	1,103	4,159
Total ending allowance balance	$169	$3,028	$1,103	$4,300
Loans:
Individually evaluated for impairment	$1,150	$-	$-	$1,150
Collectively evaluated for impairment	4,412	32,862	53,026	90,300
Total ending loan balance	$5,562	$32,862	$53,026	$91,450

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For loans accounted for under ASC 310- 30, as part of the evaluation of actual versus expected cash flows, Oriental assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions.  Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period.

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$4,141	$25,614	$7,739	$37,494
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	4,790	6,810	- 501	11,099
Allowance de-recognition	-	(8,483)	-	(8,483)
Balance at end of period	$8,931	$23,941	$7,238	$40,110

	Nine-Month Period Ended September 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$2,682	$23,452	$4,922	$31,056
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	6,345	9,768	2,685	18,798
Allowance de-recognition	(96)	(9,279)	(369)	(9,744)
Balance at end of period	$8,931	$23,941	$7,238	$40,110

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,585	$15,863	$5,353	$22,801
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,079	6,324	-	7,403
Allowance de-recognition	-	(189)	(196)	(385)
Balance at end of period	$2,664	$21,998	$5,157	$29,819

	Nine-Month Period Ended September 30, 2016
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$1,678	$21,245	$2,862	$25,785
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,000	9,552	2,693	13,245
Loan pools fully charged-off	(14)	(66)	(202)	(282)
Allowance de-recogntion	-	(8,733)	(196)	(8,929)
Balance at end of period	$2,664	$21,998	$5,157	$29,819

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters  and nine-month periods ended September 30, 2017 and 2016 were as follows:

	Quarter Ended September 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$13,651	$8,131	$5	$21,787
Provision for (recapture) acquired Eurobank loans and lease losses, net	1,139	1,402	-	2,541
Allowance de-recognition	(571)	(611)	-	(1,182)
Balance at end of period	$14,219	$8,922	$5	$23,146

	Nine-Month Period Ended September 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$11,947	$9,328	$6	$21,281
Provision for (recapture) acquired Eurobank loans and lease losses, net	4,011	$562	-	4,573
Allowance de-recognition	(1,739)	(968)	(1)	(2,708)
Balance at end of period	$14,219	$8,922	$5	$23,146

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$11,016	$11,096	$4	$22,116
Provision for (recapture) acquired Eurobank loan and lease losses, net	893	(74)	-	819
Loan pools fully charged-off	818	-	-	818
Allowance de-recognition	(459)	(478)	(4)	(941)
Balance at end of period	$12,268	$10,544	$-	$22,812

	Nine-Month Period Ended September 30, 2016
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$22,570	$67,365	$243	$90,178
Provision for (recapture) acquired Eurobank loan and lease losses, net	1,077	1,585	(7)	2,655
FDIC shared-loss portion of provision for covered loan and lease losses, net	3,213	-	-	3,213
Loan pools fully charged-off	-	(134)	-	(134)
Allowance de-recognition	(14,592)	(58,272)	(236)	(73,100)
Balance at end of period	$12,268	$10,544	$-	$22,812

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$18,426	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	(87)	-	(824)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	818	-	3,213
FDIC indemnification asset benefit (expense)	-	(1,910)	1,403	(6,179)
Net expenses incurred under shared-loss agreements	-	(577)	-	(2,139)
Shared-loss termination settlement	-	-	(15,814)	-
Balance at end of period	$-	$16,670	$-	$16,670

True-up payment obligation:
Balance at beginning of period	$-	$25,771	$26,786	$24,658
Change in true-up payment obligation	-	508	-	1,621
Shared-loss termination settlement	-	-	(26,786)	-
Balance at end of period	$-	$26,279	$-	$26,279

Oriental recognized an FDIC shared-loss (benefit) expense, net in the consolidated statements of operations, which consists of the following, for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)
FDIC indemnification asset expense (benefit)	$-	$1,910	$(1,403)	$6,179
Change in true-up payment obligation	-	508	-	1,621
Reimbursement to FDIC for recoveries	-	878	-	2,945
Total FDIC shared-loss expense (benefit), net	$-	$3,296	$(1,403)	$10,745

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and nine month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$15,842	$21,671	$12,710	$50,223
Decline in value	(592)	(680)	(340)	(1,612)
Additions	1,482	2,122	665	4,269
Sales	(1,996)	(2,410)	(1,108)	(5,514)
Other adjustments	(59)	(32)	-	(91)
Balance at end of period	$14,677	$20,671	$11,927	$47,275

	Nine-Month Period Ended September 30, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$12,389	$21,379	$13,752	$47,520
Decline in value	(1,672)	(2,309)	(1,610)	(5,591)
Additions	9,338	9,210	2,597	21,145
Sales	(5,235)	(7,464)	(2,812)	(15,511)
Other adjustments	(143)	(145)	-	(288)
Balance at end of period	$14,677	$20,671	$11,927	$47,275

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2016
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$10,401	$23,894	$16,925	$51,220
Decline in value	(794)	(1,662)	(1,036)	(3,492)
Additions	1,866	1,800	692	4,358
Sales	(1,717)	(3,191)	(1,440)	(6,348)
Other adjustments	2	-	-	2
Balance at end of period	$9,758	$20,841	$15,141	$45,740

	Nine-Month Period Ended September 30, 2016
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$9,738	$26,757	$21,681	$58,176
Decline in value	(1,442)	(5,566)	(4,518)	(11,526)
Additions	6,295	4,855	2,399	13,549
Sales	(4,836)	(5,205)	(4,421)	(14,462)
Other adjustments	3	-	-	3
Balance at end of period	$9,758	$20,841	$15,141	$45,740

During the third quarter of 2017, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Management is evaluating the potential impact these two events brought to Oriental’s foreclosed real estate, considering the related underlying insurance coverage. Taking into consideration all available information and the status of the analysis to date, we believed the fair value of these properties will not be materially impacted.

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at September 30, 2017 and December 31, 2016:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2017	2016
	(In thousands)
Derivative assets:
Interest rate swaps not designated as hedges	$757	$1,187
Interest rate caps	52	143
	$809	$1,330
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	868	1,004
Interest rate swaps not designated as hedges	757	1,187
Interest rate caps	52	139
Other	-	107
	$1,677	$2,437

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Swaps

Oriental enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix Oriental’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions, are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive income (loss) and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, Oriental does not expect to reclassify any amount included in other comprehensive income (loss) related to these interest rate swaps to operations in the next twelve months.

The following table shows a summary of these swaps and their terms at September 30, 2017:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$35,487	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$35,487

An accumulated unrealized loss of $868 thousand and $1.0 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at September 30, 2017 and December 31, 2016, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

At September 30, 2017 and December 31, 2016, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $757 thousand and $1.2 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At September 30, 2017 and December 31, 2016, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $757 thousand and $1.2 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at September 30, 2017:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of September 30, 2017 and December 31, 2016, the outstanding total notional amount of interest rate caps was $135.3 million and $136.1 million, respectively. At September 30, 2017 and December 31, 2016, the interest rate caps sold to clients represented a liability of $52 thousand and $139 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At September 30, 2017 and December 31, 2016, the interest rate caps purchased as mirror-images represented an asset of $52 thousand and $143 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2017 and December 31, 2016 consists of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Loans, excluding acquired loans	$19,768	$16,706
Investments	2,968	3,521
	$22,736	$20,227

Other assets at September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$13,070	$17,096
Other repossessed assets	3,829	3,224
Core deposit and customer relationship intangibles	5,055	6,160
Mortgage tax credits	4,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	37,443	46,525
	$64,757	$80,365

Prepaid expenses amounting to $13.1 million and $17.1 million at September 30, 2017 and December 31, 2016, respectively, include prepaid municipal, state accident insurance fund, property and income taxes aggregating to $7.5 million and $12.5 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2017 and December 31, 2016 this core deposit intangible amounted to $3.6 million and $4.3 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At  September 30, 2017 and December 31, 2016, this customer relationship intangible amounted to $1.5 million and $1.9 million, respectively.

Other repossessed assets totaled $3.8 million and $3.2 million at September 30, 2017 and December 31, 2016, respectively, include repossessed automobiles amounting to $3.6 million and $3.0 million, respectively, which are recorded at their net realizable value.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2017 and December 31, 2016, tax credits for Oriental totaled $4.3 million and $6.3 million, respectively. These tax credits do not have an expiration date.

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2017 and December 31, 2016 consist of the following:

	September 30,	December 31,
	2017	2016
	(In thousands)
Non-interest bearing demand deposits	$900,063	$848,502
Interest-bearing savings and demand deposits	2,337,174	2,219,452
Individual retirement accounts	235,265	265,754
Retail certificates of deposit	596,854	563,965
Institutional certificates of deposit	221,448	190,419
Total core deposits	4,290,804	4,088,092
Brokered deposits	535,600	576,395
Total deposits	$4,826,404	$4,664,487

Brokered deposits include $487.0 million in certificates of deposits and $48.6 million in money market accounts at September 30, 2017, and $508.4 million in certificates of deposits and $68.0 million in money market accounts at December 31, 2016.

The weighted average interest rate of Oriental’s deposits was 0.65% and 0.62% at September 30, 2017 and December 31, 2016 respectively. Interest expense for the quarters and nine-month periods ended September 30, 2017 and 2016 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Demand and savings deposits	$2,715	$3,035	$8,563	$9,061
Certificates of deposit	4,886	4,296	14,043	12,761
	$7,601	$7,331	$22,606	$21,822

At December 31, 2016, demand and interest-bearing deposits and certificates of deposit included uncollateralized deposits of Puerto Rico Cash & Money Market Fund, Inc. ("the Fund”), which amounted to $15.3 million, with a weighted average rate of  0.77%.  On April 3, 2017, the Fund was liquidated in anticipation of its dissolution.

At September 30, 2017 and December 31, 2016, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $364.7 million and $344.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies, and corporations of $13.3 million and $2.1 million at a weighted average rate of 0.67% and 0.50% at September 30, 2017 and December 31, 2016, respectively.

At September 30, 2017 and December 31, 2016, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $135.8 million and $170.7 million, respectively. These public funds were collateralized with commercial loans amounting to $174.3 million and $209.2 million at September 30, 2017 and December 31, 2016, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of approximately $2.1 million, the scheduled maturities of certificates of deposit at September 30, 2017 and December 31, 2016 are as follows:

	September 30, 2017	December 31, 2016
	(In thousands)
Within one year:
Three (3) months or less	$271,981	$277,621
Over 3 months through 1 year	577,067	534,548
	849,048	812,169
Over 1 through 2 years	448,068	488,440
Over 2 through 3 years	168,084	154,545
Over 3 through 4 years	37,303	29,701
Over 4 through 5 years	35,981	41,949
	$1,538,484	$1,526,804

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $593 thousand and $575 thousand as of September 30, 2017 and December 31, 2016, respectively.

NOTE 12 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At September 30, 2017, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At September 30, 2017 and December 31, 2016, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $581 thousand and $1.5 million, respectively, were as follows:

	September 30,		December 31,
	2017		2016
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
PR Cash and Money Market Fund	-	-	70,010	74,538
JP Morgan Chase Bank NA	172,500	185,848	350,219	376,674
Credit Suisse Securities (USA) LLC	-	-	232,000	249,286
Federal Home Loan Bank	110,000	115,836	-	-
Total	$282,500	$301,684	$652,229	$700,498

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of Oriental’s repurchase agreements and their terms, excluding accrued interest in the amount of $581 thousand, at September 30, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	172,500	1.42%	12/10/2012	4/29/2018

2019	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020

	$282,500	1.56%

A repurchase agreement in the original amount of $500 million with an original term of ten years was modified in February 2016 to partially terminate, before maturity, $268.0 million at a cost of $12.0 million included as a loss on early extinguishment of debt in the consolidated statements of operations. The remaining balance of this repurchase agreement of $232.0 million matured on March 2, 2017.  During the second quarter of 2017, repurchase agreements in the original amounts of $25.0 million and $75.0 million, respectively, with original terms of June 2019 and December 2019, respectively, were terminated before maturity at a cost of $80 thousand included as a loss on early extinguishment of debt in consolidated statement of operations.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at September 30, 2017 and December 31, 2016. There was no cash collateral at September 30, 2017 and December 31, 2016.

	September 30, 2017
			Market Value of Underlying Collateral
		Weighted	FNMA and
	Repurchase	Average	FHLMC
	Liability	Rate	Certificates	Total
	(Dollars in thousands)
Over 90 days	282,500	1.56%	301,684	301,684
Total	$282,500	1.56%	$301,684	$301,684

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

Advances from the Federal Home Loan Bank of New York

Advances are received from the Federal Home Loan Bank of New York (the “FHLB-NY”) under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2017 and December 31, 2016, these advances were secured by mortgage and commercial loans amounting to $1.3 billion and $1.4 billion, respectively. Also, at September 30, 2017 and December 31, 2016, Oriental had an additional borrowing capacity with the FHLB-NY of $849.5 million and $1.2 billion, respectively. At September 30, 2017 and December 31, 2016, the weighted average remaining maturity of FHLB’s advances was 5.1 months and 10.6 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2017.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $312 thousand, at September 30, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2017	$35,487	1.29%	9/1/2017	10/2/2017
	35,487

2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	55,000

2020	9,292	2.59%	7/19/2013	7/20/2020
	$99,779	1.90%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2017 and December 31, 2016, for both periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

Oriental’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In addition, Oriental’s securities purchased under agreements to resell and securities sold under agreements to repurchase have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreements and any other amount or obligation owed in respect of any other agreement or transaction between them. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to a an account control agreement.

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at September 30, 2017 and December 31, 2016:

September 30, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$809	$-	$809	$2,021	$-	$(1,212)

December 31, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,330	$-	$1,330	$2,003	$-	$(673)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,677	$-	$1,677	$-	$1,980	$(303)
Securities sold under agreements to repurchase	282,500	-	282,500	301,684	-	(19,184)
Total	$284,177	$-	$284,177	$301,684	$1,980	$(19,487)

December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$2,437	$-	$2,437	$-	$1,980	$457
Securities sold under agreements to repurchase	652,229	-	652,229	700,498	-	(48,269)
Total	$654,666	$-	$654,666	$700,498	$1,980	$(47,812)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — INCOME TAXES

At September 30, 2017 and December 31, 2016, Oriental’s net deferred tax asset amounted to $126.0 million and $124.2 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at September 30, 2017 and December 31, 2016. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

At September 30, 2017 and December 31, 2016, Oriental International Bank Inc. (“OIB”), the Bank’s international banking entity subsidiary, had $5 thousand and $117 thousand, respectively, in income tax effect of unrecognized gain on available-for-sale securities included in other comprehensive income. Following the change in OIB’s applicable tax rate from 5% to 0% as a result of a Puerto Rico law adopted in 2011, this remaining tax balance will flow through income as these securities are repaid or sold in future periods. During the quarters ended September 30, 2017 and 2016, $1 thousand and $9 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.  During the nine-month period ended September 30, 2017 and 2016, $103 thousand and $24 thousand, respectively, related to this residual tax effect from OIB was reclassified from accumulated other comprehensive income (loss) into income tax provision.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At September 30, 2017 the amount of unrecognized tax benefits was $1.2 million (December 31, 2016 - $2.0 million). Oriental had accrued $73 thousand at September 30, 2017 (December 31, 2016 - $229 thousand) for the payment of interest and penalties relating to unrecognized tax benefits and released $877 thousand related to amounts accrued for periods whose statute of limitation expired.

Oriental is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the  "Code"). The Code imposes a maximum corporate tax rate of 39%. Oriental maintained a lower effective tax rate for the nine-month periods ended September 30, 2017 and 2016 of 29.8% and 28.8%, respectively.

Income tax expense for the quarters ended September 30, 2017 and 2016 was $560 thousand and $3.6 million, respectively.  Income tax expense for the nine-month periods ended September 30, 2017 and 2016 was $13.8 million and $15.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 — REGULATORY CAPITAL REQUIREMENTS

Regulatory Capital Requirements

Oriental (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Oriental’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Oriental and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules that became effective January 1, 2015 for Oriental and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the new capital rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The current capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

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

As of September 30, 2017 and December 31, 2016, Oriental and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2017 and December 31, 2016, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of September 30, 2017 and December 31, 2016 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2017
Total capital to risk-weighted assets	$885,523	20.82%	$340,208	8.00%	$425,260	10.00%
Tier 1 capital to risk-weighted assets	$830,640	19.53%	$255,156	6.00%	$340,208	8.00%
Common equity tier 1 capital to risk-weighted assets	$633,401	14.89%	$191,367	4.50%	$276,419	6.50%
Tier 1 capital to average total assets	$830,640	14.07%	$236,105	4.00%	$295,131	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$876,657	19.62%	$357,404	8.00%	$446,756	10.00%
Tier 1 capital to risk-weighted assets	$819,662	18.35%	$268,053	6.00%	$357,404	8.00%
Common equity tier 1 capital to risk-weighted assets	$627,733	14.05%	$201,040	4.50%	$290,391	6.50%
Tier 1 capital to average total assets	$819,662	12.99%	$252,344	4.00%	$315,430	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2017
Total capital to risk-weighted assets	$867,538	20.39%	$340,304	8.00%	$425,380	10.00%
Tier 1 capital to risk-weighted assets	$812,833	19.11%	$255,228	6.00%	$340,304	8.00%
Common equity tier 1 capital to risk-weighted assets	$812,833	19.11%	$191,421	4.50%	$276,497	6.50%
Tier 1 capital to average total assets	$812,833	13.81%	$235,364	4.00%	$294,204	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$857,259	19.23%	$356,596	8.00%	$445,745	10.00%
Tier 1 capital to risk-weighted assets	$800,544	17.96%	$267,447	6.00%	$356,596	8.00%
Common equity tier 1 capital to risk-weighted assets	$800,544	17.96%	$200,585	4.50%	$289,734	6.50%
Tier 1 capital to average total assets	$800,544	12.75%	$251,200	4.00%	$314,000	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both periods, September 30, 2017 and December 31, 2016 accumulated issuance costs charged against additional paid in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2017 and December 31, 2016, the Bank’s legal surplus amounted to $79.8 million and $76.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program it is authorized to purchase in the open market up $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the nine-month periods ended September 30, 2017 and 2016, Oriental did not purchase any shares under the program.

At September 30, 2017 the number of shares that may yet be purchased under the $70 million program is estimated at 844,902 and was calculated by dividing the remaining balance of $7.7 million by $9.15 (closing price of Oriental's common stock at September 30, 2017).

The activity in connection with common shares held in treasury by Oriental for the nine-month periods ended September 30, 2017 and 2016 is set forth below:

	Nine-Month Period Ended September 30,
	2017		2016
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,711,025	$104,860	8,757,960	$105,379
Common shares used upon lapse of restricted stock units	(32,598)	(358)	(45,810)	(505)
End of period	8,678,427	$104,502	8,712,150	$104,874

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of September 30, 2017 and December 31, 2016 consisted of:

	September 30,	December 31,
	2017	2016
	(In thousands)
Unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	$1,487	$1,617
Income tax effect of unrealized gain on securities available-for-sale	(116)	592
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	1,371	2,209
Unrealized loss on cash flow hedges	(868)	(1,004)
Income tax effect of unrealized loss on cash flow hedges	339	391
Net unrealized loss on cash flow hedges	(529)	(613)
Accumulated other comprehensive (loss) income, net of income taxes	$842	$1,596

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2017 and 2016:

	Quarter Ended September 30,
	2017			2016
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$256	$(563)	$(307)	$18,085	$(2,280)	$15,805
Other comprehensive loss before reclassifications	1,185	(74)	1,111	(469)	(144)	(613)
Amounts reclassified out of accumulated other comprehensive income (loss)	(70)	108	38	(63)	715	652
Other comprehensive income (loss)	1,115	34	1,149	(532)	571	39
Ending balance	$1,371	$(529)	$842	$17,553	$(1,709)	$15,844

	Nine-Month Period Ended September 30,
	2017			2016
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	income
	(In thousands)
Beginning balance	$2,209	(613)	1,596	16,924	(2,927)	13,997
Other comprehensive income (loss) before reclassifications	(726)	(301)	(1,027)	(1,732)	(2,550)	(4,282)
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	-	-	-	2,557	-	2,557
Amounts reclassified out of accumulated other comprehensive income (loss)	(112)	385	273	(196)	3,768	3,572
Other comprehensive income (loss)	(838)	84	(754)	629	1,218	1,847
Ending balance	$1,371	$(529)	$842	$17,553	$(1,709)	$15,844

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods  ended September 30, 2017 and 2016:

	Amount reclassified out of accumulated other
	comprehensive (loss) income		Affected Line Item in
	Quarter Ended September 30,		Consolidated Statement
	2017	2016	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$108	$664	Net interest expense
Tax effect from increase in capital gains tax rate	-	51	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	1	9	Income tax expense
Tax effect from increase in capital gains tax rate	(71)	(72)	Income tax expense
	$38	$652

	Amount reclassified out of accumulated other
	comprehensive (loss) income		Affected Line Item in
	Nine-Month Period Ended September 30,		Consolidated Statement
	2017	2016	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$385	$3,468	Net interest expense
Tax effect from increase in capital gains tax rate	-	300	Income tax expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	104	24	Income tax expense
Tax effect from increase in capital gains tax rate	(216)	(220)	Income tax expense
	$273	$3,572

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2017 and 2016 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share data)
Net income	$3,319	$15,120	$35,573	$43,630
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,627)	(4,883)	(4,883)
Convertible preferred stock (Series C)	(1,838)	(1,838)	(5,513)	(5,513)
(Loss) Income available to common shareholders	$(146)	$11,655	$25,177	$33,234
Effect of assumed conversion of the convertible ' ' preferred stock	1,838	1,838	5,513	5,513
Income available to common shareholders assuming conversion	$1,692	$13,493	$30,690	$38,747

Weighted average common shares and share equivalents:
Average common shares outstanding	43,947	43,926	43,937	43,913
Effect of dilutive securities:
Average potential common shares-options	17	47	20	40
Average potential common shares-assuming ' ' conversion of convertible preferred stock	7,138	7,138	7,138	7,138
Total weighted average common shares ' 'outstanding and equivalents	51,102	51,111	51,095	51,091
Earnings per common share - basic	$-	$0.27	$0.57	$0.76
Earnings per common share - diluted	$-	$0.26	$0.56	$0.76

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at September 30, 2017, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters and nine-month periods ended September 30, 2017 and 2016 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended September 30, 2017 and 2016, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 922,601 and 927,069, respectively. For the nine-month period ended September 30, 2017 and 2016, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 935,740 and 957,670, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 – GUARANTEES

At September 30, 2017 and December 31, 2016 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $18.2 million and $4.0 million, respectively.

As a result of the BBVAPR Acquisition, Oriental assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2017 and December 31, 2016, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $6.6 million and $20.1 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2017 and 2016.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Balance at beginning of period	$570	$162	$710	$439
Net (charge-offs/terminations) recoveries	(118)	29	(258)	(248)
Balance at end of period	$452	$191	$452	$191

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed, and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case Oriental is obligated to repurchase the loan. The recourse obligation will be fully extinguished before the end of 2017.

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended September 30, 2017, Oriental did not repurchase any unpaid principal balance in mortgage loans subject to credit recourse provisions.  During the quarter ended 2016, Oriental repurchased approximately $133 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  During the nine-month periods ended September 30, 2017 and 2016, Oriental repurchased approximately $107 thousand and $421 thousand, respectively of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2017, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $452 thousand (December 31, 2016– $710 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2017, Oriental repurchased $625 thousand (September 30, 2016 – $791 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the nine-month periods ended September 30, 2017 and September 30, 2016, Oriental repurchased $3.0 million and $3.1 million, respectively, of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred before.

During the quarter ended September 30, 2017, Oriental did not recognize any gains or losses from the repurchase of residential mortgage loans sold subject to credit recourse. During the quarter ended September 30, 2016, Oriental recognized $202 thousand, in

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

losses from the repurchase of residential mortgage loans sold subject to credit recourse. During the quarters ended September 30, 2017 and   September 30, 2016, Oriental recognized $74 thousand and $208 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the nine-month periods ended September 30, 2017 and 2016, Oriental recognized $354 thousand and $313 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $517 thousand and $1.0 million, respectively, from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2017, Oriental serviced $862.7 million in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At September 30, 2017, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $402 thousand (December 31, 2016 - $334 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 20— COMMITMENTS AND CONTINGENCIES

Loan Commitments

In the normal course of business, Oriental becomes a party to credit-related financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit, standby and commercial letters of credit, and financial guarantees. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated statements of financial condition. The contract or notional amount of those instruments reflects the extent of Oriental’s involvement in particular types of financial instruments.

Oriental’s exposure to credit losses in the event of nonperformance by the counterparty to the financial instrument for commitments to extend credit, including commitments under credit card arrangements, and commercial letters of credit is represented by the contractual notional amounts of those instruments, which do not necessarily represent the amounts potentially subject to risk. In addition, the measurement of the risks associated with these instruments is meaningful only when all related and offsetting transactions are identified. Oriental uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Credit-related financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit	$457,104	$492,885
Commercial letters of credit	1,403	2,721

Commitments to extend credit represent agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Oriental evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by Oriental upon the extension of credit, is based on management’s credit evaluation of the counterparty.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2017 and December 31, 2016, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $667 thousand at September 30, 2017 and December 31, 2016.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2017 and December 31, 2016, is as follows:

	September 30,	December 31,
	2017	2016
	(In thousands)
Standby letters of credit and financial guarantees	$18,215	$4,041
Loans sold with recourse	6,568	20,126

Standby letters of credit and financial guarantees are written conditional commitments issued by Oriental to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of nonperformance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The amount of collateral obtained, if it is deemed necessary by Oriental upon extension of credit, is based on management’s credit evaluation of the customer.

Lease Commitments

Oriental has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended September 30, 2017 and 2016, amounted to $2.0 million, respectively. For the nine-month periods ended September 30, 2017 and 2016, rent expense amounted to $6.5 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at September 30, 2017, exclusive of taxes, insurance, and maintenance expenses payable by Oriental, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2017	$2,027
2018	7,085
2019	6,928
2020	6,201
2021	5,371
Thereafter	7,881
$35,493

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Contingencies

Oriental and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, Oriental and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of Oriental, including the Bank (and its subsidiary OIB), Oriental Financial Services, and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

Oriental seeks to resolve all litigation and regulatory matters in the manner management believes is in the best interests of Oriental and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of Oriental’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the consolidated statements of financial condition of Oriental. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Oriental’s consolidated results of operations or cash flows in particular quarterly or annual periods. Oriental has evaluated all litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. Oriental has determined that the estimate of the reasonably possible loss is not significant.

NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Oriental follows the fair value measurement framework under U.S. Generally Accepted Accounting Principles (“GAAP”).

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), and independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At September 30, 2017 and December 31, 2016, Oriental did not have investment securities classified as Level 3.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Derivative instruments

The fair value of the interest rate swaps is largely a function of the financial market’s expectations regarding the future direction of interest rates. Accordingly, current market values are not necessarily indicative of the future impact of derivative instruments on earnings. This will depend, for the most part, on the shape of the yield curve, the level of interest rates, as well as the expectations for rates in the future. The fair value of most of these derivative instruments is based on observable market parameters, which include discounting the instruments’ cash flows using the U.S. dollar LIBOR-based discount rates, and also applying yield curves that account for the industry sector and the credit rating of the counterparty and/or Oriental.

Certain other derivative instruments with limited market activity are valued using externally developed models that consider unobservable market parameters. Based on their valuation methodology, derivative instruments are classified as Level 2 or Level 3. In the past, Oriental offered its customers certificates of deposit with an option tied to the performance of the S&P Index and used equity indexed option agreements with major broker-dealers to manage its exposure to changes in this index. Their fair value was obtained through the use of an external based valuation that was thoroughly evaluated and adopted by management as its measurement tool for these options. The payoff of these options was linked to the average value of the S&P Index on a specific set of dates during the life of the option. The methodology used an average rate option or a cash-settled option whose payoff was based on the difference between the expected average value of the S&P Index during the remaining life of the option and the strike price at inception. The assumptions, which were uncertain and required a degree of judgment, included primarily S&P Index volatility, forward interest rate projections, estimated index dividend payout, and leverage. At September 30, 2017 and December 31, 2016, there were no options tied to the S&P Index outstanding.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$613,423	$-	$613,423
Trading securities	-	284	-	284
Money market investments	6,530	-	-	6,530
Derivative assets	-	809	-	809
Servicing assets	-	-	9,818	9,818
Derivative liabilities	-	(1,677)	-	(1,677)
	$6,530	$612,839	$9,818	$629,187
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$67,788	$67,788
Foreclosed real estate	-	-	47,275	47,275
Other repossessed assets	-	-	3,829	3,829
	$-	$-	$118,892	$118,892

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$751,484	$-	$751,484
Trading securities	-	347	-	347
Money market investments	5,606	-	-	5,606
Derivative assets	-	1,330	-	1,330
Servicing assets	-	-	9,858	9,858
Derivative liabilities	-	(2,437)	-	(2,437)
	$5,606	$750,724	$9,858	$766,188
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$54,289	$54,289
Foreclosed real estate	-	-	47,520	47,520
Other repossessed assets	-	-	3,224	3,224
	$-	$-	$105,033	$105,033

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and ine-month periods ended September 30, 2017 and 2016:

Quarter Ended September 30, 2017
Servicing
Level 3 Instruments Only	assets
(In thousands)
Balance at beginning of period	$9,866
New instruments acquired	429
Principal repayments	(152)
Changes in fair value of servicing assets	(325)
Balance at end of period	$9,818

Nine-Month Period Ended September 30, 2017
Servicing
Level 3 Instruments Only	assets
(In thousands)
Balance at beginning of period	$9,858
New instruments acquired	1,503
Principal repayments	(478)
Changes in fair value of servicing assets	(1,065)
Balance at end of period	$9,818

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$187	$7,932	$(181)	$7,938
Gains (losses) included in earnings	(187)	-	181	(6)
New instruments acquired	-	466	-	466
Principal repayments	-	(123)	(1)	(124)
Amortization	-	-	1	1
Changes in fair value of servicing assets	-	118	-	118
Balance at end of period	$-	$8,393	$-	$8,393

	Nine-Month Period Ended September, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$1,170	$7,455	$(1,095)	$7,530
Gains (losses) included in earnings	(1,170)	-	1,067	(103)
New instruments acquired	-	1,740	-	1,740
Principal repayments	-	(347)	-	(347)
Amortization	-	-	28	28
Changes in fair value of servicing assets	-	(455)	-	(455)
Balance at end of period	$-	$8,393	$-	$8,393

During the quarters and nine-month periods ended September 30, 2017 and 2016, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2017:

	September 30, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$9,818	Cash flow valuation	Constant prepayment rate	4.22% - 9.11%
			Discount rate	10.00% - 12.00%
Collateral dependant impaired loans	$24,025	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

Other non-collateral dependant impaired loans	$43,763	Cash flow valuation	Discount rate	4.15% - 10.50%

Foreclosed real estate	$47,275	Fair value of property or collateral	Appraised value less disposition costs	22.20% - 36.20%

Other repossessed assets	$3,829	Fair value of property or collateral	Estimated net realizable value less disposition costs	34.00% - 66.00%

Information about Sensitivity to Changes in Significant Unobservable Inputs

Servicing assets – The significant unobservable inputs used in the fair value measurement of Oriental’s servicing assets are constant prepayment rates and discount rates. Changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which may magnify or offset the sensitivities. Mortgage banking activities, a component of total banking and financial service revenue in the consolidated statements of operations, include the changes from period to period in the fair value of the mortgage loan servicing rights, which may result from changes in the valuation model inputs or assumptions (principally reflecting changes in discount rates and prepayment speed assumptions) and other changes, including changes due to collection/realization of expected cash flows.

Fair Value of Financial Instruments

The information about the estimated fair value of financial instruments required by GAAP is presented hereunder. The aggregate fair value amounts presented do not necessarily represent management’s estimate of the underlying value of Oriental.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at September 30, 2017 and December 31, 2016 is as follows:

	September 30,		December 31,
	2017		2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$720,726	$720,726	$510,439	$510,439
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$284	$284	$347	$347
Investment securities available-for-sale	$613,423	$613,423	$751,484	$751,484
Investment securities held-to-maturity	$525,830	$530,178	$592,763	$599,884
Federal Home Loan Bank (FHLB) stock	$14,016	$14,016	$10,793	$10,793
Other investments	$3	$3	$3	$3
Derivative assets	$809	$809	$1,330	$1,330
Financial Liabilities:
Derivative liabilities	$1,677	$1,677	$2,437	$2,437
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,854,106	$3,964,572	$3,917,340	$4,147,692
FDIC indemnification asset	$-	$-	$8,669	$14,411
Accrued interest receivable	$22,736	$22,736	$20,227	$20,227
Servicing assets	$9,818	$9,818	$9,858	$9,858
Accounts receivable and other assets	$37,443	$37,443	$46,525	$46,525
Financial Liabilities:
Deposits	$4,809,945	$4,826,404	$4,644,629	$4,664,487
Securities sold under agreements to repurchase	$281,786	$283,080	$651,898	$653,756
Advances from FHLB	$100,249	$100,091	$106,422	$105,454
Other borrowings	$-	$-	$61	$61
Subordinated capital notes	$31,938	$36,083	$30,230	$36,083
Accrued expenses and other liabilities	$86,766	$86,766	$95,370	$95,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2017 and December 31, 2016:

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

•     The fair value of the FDIC indemnification asset represented the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset and the loss sharing percentages. The FDIC shared-loss agreements were terminated on February 6, 2017. Such termination takes into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten year term of the single family shared-loss agreement. Therefore, at June 30, 2017, Oriental had no FDIC indemnification asset.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – BUSINESS SEGMENTS

Oriental segregates its businesses into the following major reportable segments of business: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others. These factors are reviewed on a periodical basis and may change if the conditions warrant.

Banking includes the Bank’s branches and traditional banking products such as deposits and commercial, consumer and mortgage loans. Mortgage banking activities are carried out by the Bank’s mortgage banking division, whose principal activity is to originate mortgage loans for Oriental’s own portfolio. As part of its mortgage banking activities, Oriental may sell loans directly into the secondary market or securitize conforming loans into mortgage-backed securities.

Wealth Management is comprised of the Bank’s trust division, Oriental Financial Services, Oriental Insurance, and OPC. The core operations of this segment are financial planning, money management and investment banking, brokerage services, insurance sales activity, corporate and individual trust and retirement services, as well as retirement plan administration services.

The Treasury segment encompasses all of Oriental’s asset/liability management activities, such as purchases and sales of investment securities, interest rate risk management, derivatives, and borrowings. Intersegment sales and transfers, if any, are accounted for as if the sales or transfers were to third parties, that is, at current market prices.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2017 and  2016:

	Quarter Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,162	$13	$8,180	$90,355	$-	$90,355
Interest expense	(6,342)	-	(3,535)	(9,877)	-	(9,877)
Net interest income	75,820	13	4,645	80,478	-	80,478
Provision for loan and lease losses	(44,042)	-	-	(44,042)	-	(44,042)
Non-interest income	10,384	6,695	833	17,912	-	17,912
Non-interest expenses	(43,819)	(5,048)	(1,602)	(50,469)	-	(50,469)
Intersegment revenue	431	-	-	431	(431)	-
Intersegment expenses	-	(324)	(107)	(431)	431	-
Income before income taxes	$(1,226)	$1,336	$3,769	$3,879	$-	$3,879
Income tax expenses (benefit)	(475)	521	514	560	-	560
Net income	$(751)	$815	$3,255	$3,319	$-	$3,319
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

	Quarter Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,564	$15	$8,005	$90,584	$-	$90,584
Interest expense	(6,733)	-	(6,924)	(13,657)	-	(13,657)
Net interest income	75,831	15	1,081	76,927	-	76,927
Provision for loan and lease losses	(23,469)	-	-	(23,469)	-	(23,469)
Non-interest income	8,918	6,379	4,918	20,215	-	20,215
Non-interest expenses	(50,095)	(3,757)	(1,074)	(54,926)	-	(54,926)
Intersegment revenue	375	-	86	461	(461)	-
Intersegment expenses	(86)	(272)	(103)	(461)	461	-
Income before income taxes	$11,474	$2,365	$4,908	$18,747	$-	$18,747
Income tax expenses (benefit)	4,475	922	(1,770)	3,627	-	3,627
Net income	$6,999	$1,443	$6,678	$15,120	$-	$15,120
Total assets	$5,715,958	$19,433	$1,801,752	$7,537,143	(945,030)	$6,592,113

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,754	$43	$25,676	$262,473	$-	$262,473
Interest expense	(19,976)	-	(11,838)	(31,814)	-	(31,814)
Net interest income	216,778	43	13,838	230,659	-	230,659
Provision for loan and lease losses, net	(88,210)	-	(22)	(88,232)	-	(88,232)
Non-interest income, net	35,387	18,952	7,533	61,872	-	61,872
Non-interest expenses	(137,275)	(13,368)	(4,326)	(154,969)	-	(154,969)
Intersegment revenue	1,243	-	140	1,383	(1,383)	-
Intersegment expenses	(140)	(889)	(354)	(1,383)	1,383	-
Income before income taxes	$27,783	$4,738	$16,809	$49,330	$-	$49,330
Income tax expense	10,836	1,848	1,073	13,756	-	13,757
Net income	$16,947	$2,890	$15,736	$35,574	$-	$35,573
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

	Nine-Month Period Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$243,389	$49	$26,360	$269,798	$-	$269,798
Interest expense	(20,840)	-	(23,744)	(44,584)	-	(44,584)
Net interest income	222,549	49	2,616	225,214	-	225,214
Provision for loan and lease losses, net	(51,703)	-	-	(51,703)	-	(51,703)
Non-interest income, net	24,927	19,309	4,637	48,873	-	48,873
Non-interest expenses	(147,881)	(11,610)	(4,117)	(163,608)	-	(163,608)
Intersegment revenue	1,162	-	235	1,397	(1,397)	-
Intersegment expenses	(235)	(849)	(313)	(1,397)	1,397	-
Income (loss) before income taxes	$48,819	$6,899	$3,058	$58,776	$-	$58,776
Income tax expenses (benefit)	19,039	2,691	(6,584)	15,146	-	15,146
Net income	$29,780	$4,208	$9,642	$43,630	$-	$43,630
Total assets	$5,715,958	$19,433	$1,801,752	$7,537,143	$(945,030)	$6,592,113

NOTE 23 – SUBSEQUENT EVENTS

On October 6, 2017, the Bank organized and began operating a new entity, OFG USA LLC ("OFG USA"), to provide commercial lending in the US mainland. The Bank made a capital contribution to OFG USA of $50.0 million on October 23, 2017.

ITEM 2.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of Oriental’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and Oriental’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Oriental is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. Oriental has 48 branches in Puerto Rico and a subsidiary in Boca Raton, Florida. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

Oriental’s diversified mix of businesses and products generates both the interest income traditionally associated with a banking institution and non-interest income traditionally associated with a financial services institution (generated by such businesses as securities brokerage, fiduciary services, investment banking, insurance agency, and retirement plan administration). Although all of these businesses, to varying degrees, are affected by interest rate and financial market fluctuations and other external factors, Oriental’s commitment is to continue producing a balanced and growing revenue stream.

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

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2016 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•        Loans and lease receivables

•        Allowance for loan and lease losses

•        Financial instruments

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. During the third quarter of 2017, in the span of two weeks in September, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Although the effect of the hurricanes on Oriental's loan portfolio is difficult to predict at this time, management performed an evaluation of the loan portfolios in order to assess the impact on repayment sources and underlying collateral that could result in additional losses. The framework for the analysis was based on our current ALLL methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment. For commercial portfolios, Oriental contacted its clients to evaluate the impact of the hurricanes on their business operations and collateral. The impact was then categorized as follows: (i) low risk, for clients that had no business impact or relatively insignificant impact; (ii) medium risk, for clients that had a business impact on their primary or secondary sources of repayment, but had adequate cash flow to cover operations and to satisfy their obligations; or (iii) high risk, for clients that had potentially significant problems that affected primary, secondary and tertiary (collateral) sources of repayment. This criterion was used to model adjusted PDs and LGDs considering internal and external sources of information available to support our estimation process and output. For retail portfolios (residential mortgage, consumer and auto), management established assumptions based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment (for all portfolios) and the location of the collateral (for residential loans). The documentation for the assessment considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available. Other than these changes, there have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2016 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$90,355	$90,584	-0.3%	$262,473	$269,798	-2.7%
Interest expense	9,877	13,657	-27.7%	31,814	44,584	-28.6%
Net interest income	80,478	76,927	4.6%	230,659	225,214	2.4%
Provision for loan and lease losses, net	44,042	23,469	87.7%	88,232	51,703	70.7%
Net interest income after provision for loan and lease losses	36,436	53,458	-31.8%	142,427	173,511	-17.9%
Non-interest income	17,912	20,215	-11.4%	61,872	48,873	26.6%
Non-interest expenses	50,469	54,926	-8.1%	154,969	163,608	-5.3%
Income before taxes	3,879	18,747	-79.3%	49,330	58,776	-16.1%
Income tax expense	560	3,627	-84.6%	13,757	15,146	-9.2%
Net income	3,319	15,120	-78.0%	35,573	43,630	-18.5%
Less: dividends on preferred stock	(3,465)	(3,465)	0.0%	(10,396)	(10,396)	0.0%
Income available to common shareholders	$(146)	$11,655	-101.3%	$25,177	$33,234	-24.2%
PER SHARE DATA:
Basic	$-	$0.27	-100.0%	$0.57	$0.76	-25.0%
Diluted	$-	$0.26	-100.0%	$0.56	$0.76	-26.3%
Average common shares outstanding	43,947	43,926	0.0%	43,937	43,913	0.1%
Average common shares outstanding and equivalents	51,102	51,111	0.0%	51,095	51,091	0.0%
Cash dividends declared per common share	$0.06	$0.06	0.0%	$0.18	$0.18	0.0%
Cash dividends declared on common shares	$2,638	$2,637	0.0%	$7,915	$7,909	0.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.22%	0.91%	-75.8%	0.76%	0.85%	-10.6%
Return on average tangible common equity	-0.08%	7.06%	-101.1%	4.94%	6.82%	-27.6%
Return on average common equity (ROE)	-0.07%	6.19%	-101.1%	4.35%	5.96%	-27.0%
Equity-to-assets ratio	14.91%	14.03%	6.3%	14.91%	14.03%	6.3%
Efficiency ratio	51.66%	57.69%	-10.5%	54.71%	58.66%	-6.7%
Interest rate spread	5.56%	4.87%	14.2%	5.16%	4.68%	10.3%
Interest rate margin	5.64%	4.95%	13.9%	5.25%	4.77%	10.1%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2017	2016	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,157,904	$1,362,511	-15.0%
Loans and leases, net	3,964,572	4,147,692	-4.4%
Total investments and loans	$5,122,476	$5,510,203	-7.0%
Deposits and borrowings
Deposits	$4,826,404	$4,664,487	3.5%
Securities sold under agreements to repurchase	283,080	653,756	-56.7%
Other borrowings	136,174	141,598	-3.8%
Total deposits and borrowings	$5,245,658	$5,459,841	-3.9%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	541,302	540,948	0.1%
Legal surplus	79,795	76,293	4.6%
Retained earnings	191,567	177,808	7.7%
Treasury stock, at cost	(104,502)	(104,860)	0.3%
Accumulated other comprehensive (loss) income	842	1,596	-47.2%
Total stockholders' equity	$937,630	$920,411	1.9%
Per share data
Book value per common share	$17.56	$17.18	2.2%
Tangible book value per common share	$15.49	$15.08	2.7%
Market price at end of period	$9.15	$13.10	-30.2%
Capital ratios
Leverage capital	14.07%	12.99%	8.3%
Common equity Tier 1 capital ratio	14.89%	14.05%	6.0%
Tier 1 risk-based capital	19.53%	18.35%	6.4%
Total risk-based capital	20.82%	19.62%	6.1%
Financial assets managed
Trust assets managed	$2,956,684	$2,850,494	3.7%
Broker-dealer assets gathered	$2,272,284	$2,350,718	-3.3%

FINANCIAL HIGHLIGHTS OF THE THIRD QUARTER OF 2017

Our results for the third quarter of 2017 were significantly impacted by hurricanes Irma and Maria. The intensity and extent of damages caused by hurricane Maria, less than two weeks after hurricane Irma left over a million Puerto Rico residents without electric power, is unprecedented in Puerto Rico. Many areas and towns throughout Puerto Rico were devastated by hurricane Maria and at least 51 fatalities are attributed to this natural disaster. Over a month after the hurricanes, most of Puerto Rico remains without electricity, many businesses are unable to operate, and government authorities are still struggling to deliver emergency supplies and clean drinking water to many communities outside the San Juan metropolitan area. Further, payment and delivery systems, including the U.S. Post Office, were unable to operate for weeks after hurricane Maria and some are still subject to significant delays.

In response to the magnitude of this natural disaster and its general adverse effects on our customers, we offered a moratorium to defer payments on our personal, auto, mortgage and commercial loan portfolios. Any eligible customer may decline the deferment by continuing to make its regularly scheduled loan payments.

Our moratorium covers all personal and auto loan customers that are not over 89 days delinquent in their loans. It consists of an optional automatic deferment of three scheduled monthly payments of principal and interest. For any customer that does not opt out, the deferred payments are due and payable in three consecutive installments after the loan’s maturity date. Such loans continue to accrue interest on their principal balances during the moratorium at their respective rates, and such customers are not charged late payment fees in connection with the deferment, nor is their credit history affected thereby.

For commercial loans, we offered a one-month optional deferment in the payment of principal and interest for loans that are not over 30 days past due, and up to two additional one-month deferrals in certain cases. For conforming mortgage loans (Rural, VA, FNMA, FHA and FHLMC), we offered a three-month optional deferment of principal and interest due and payable in January 2018, and for credit card balances that were not over 29 days past due as of August 31, 2017, we offered a waiver of minimum payments for October, November and December 2017.

•        Net loss available to shareholders totaled $146 thousand. This compares to $13.6 million, or $0.30 per share fully diluted, in the second quarter of 2017 and $11.7 million, or $0.26 per share fully diluted, in the year ago quarter.

•        Based on preliminary assessments of the impact of the hurricanes on its credit portfolio, third quarter 2017 results included an additional loan loss provision of $27.0 million.

•        Tangible book value per common share was $15.92 and tangible common equity ratio was 11.26%, with common equity Tier 1 capital ratio of 15.48%, Tier 1 risk-based capital ratio of 20.09%, and total risk-based capital ratio of 21.37%.

Adjusted results of operations – Non-GAAP financial measures

Oriental prepares its consolidated financial statements using accounting principles generally accepted in the United States (“U.S. GAAP” or the “reported basis”). In addition to analyzing Oriental’s results on a reported basis, management monitors “Adjusted net income” of Oriental and excludes the impact of certain transactions on the results of its operations. During the third quarter of 2017, in the span of two weeks in September, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Oriental has excluded the impact of these events for its "Adjusted net income". Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income and other non-GAAP financial measures provides meaningful information about the underlying performance of Oriental’s ongoing operations.

Refer to the following table for a reconciliation of the reported results to the Adjusted net income and other non-GAAP financial measures for the quarter and nine-month period ended September 30, 2017. Non-GAAP financial measures used by Oriental may not be comparable to similarly named Non-GAAP financial measures used by other companies.

Reconciliation to Non-GAAP Financial Measures adjusted to exclude the effect of hurricanes Irma and Maria:

	Quarter Ended September 30, 2017	Nine-Month Period Ended September 30, 2017
	(Dollars in thousands)
U.S GAAP Net income	$3,319	$35,573
Non-GAAP adjustments:
Additional loan loss provision from Hurricanes Irma and María	27,000	27,000
Income tax effect	(8,038)	(8,038)
Adjusted net income (Non-GAAAP)	22,281	54,535
Less: dividends on preferred stock	(3,465)	(10,396)
Adjusted income available to common shareholders (Non-GAAAP)	18,816	44,139
Plus: Effect of assumed conversion of the convertible preferred stock	1,838	1,838
	$20,654	$45,977
Average common shares outstanding and equivalents	51,102	51,095
Adjusted earnings per common share - diluted (Non-GAAP)	$0.40	$0.90

Adjusted net income (Non-GAAAP)	$22,281	$54,535
Average assets, excluding hurricane loan provision	$6,048,021	$6,231,725
Return on average assets, excluding hurricane loan provision (Non-GAAP)	1.47%	1.17%

Adjusted income available to common shareholders (Non-GAAAP)	$18,816	$44,139
Average tangible common stockholders' equity, excluding hurricane loan provision	$690,203	$679,867
Return on average tangible common stockholders' equity, excluding hurricane loan provision (Non-GAAP)	10.90%	8.66%

•        Excluding the aforementioned impact of the hurricanes (Non-GAAP):

☐    Adjusted net income available to shareholders totaled $18.8 million or $0.40 per share fully diluted. That’s an increase of $0.10 per share or 33.0% from the second quarter of 2017 and of $0.14 or 53.8% from the year ago quarter.

☐    Return on average assets was 1.47% and return on average tangible common equity was 10.90% – 38 and 289 basis points higher, respectively, than the second quarter of 2017.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2017 and 2016:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2017 AND 2016

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$90,355	$90,585	6.33%	5.83%	$5,658,953	$6,169,251
Tax equivalent adjustment	1,084	1,163	0.08%	0.07%	-	-
Interest-earning assets - tax equivalent	91,439	91,748	6.41%	5.90%	5,658,953	6,169,251
Interest-bearing liabilities	9,877	13,658	0.77%	0.96%	5,071,668	5,639,609
Tax equivalent net interest income / spread	81,562	78,090	5.64%	4.94%	587,285	529,642
Tax equivalent interest rate margin			5.72%	5.02%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	6,584	7,319	2.23%	2.25%	1,170,714	1,293,251
Interest bearing cash and money market investments	1,304	661	1.21%	0.55%	426,197	477,968
Total investments	7,888	7,980	1.96%	1.79%	1,596,911	1,771,219
Non-acquired loans
Mortgage	9,303	10,159	5.33%	5.40%	692,782	746,613
Commercial	21,337	15,976	6.83%	4.44%	1,239,390	1,426,216
Consumer	8,423	7,044	11.10%	10.77%	301,121	259,535
Auto and leasing	19,876	17,390	9.51%	9.48%	829,446	727,727
Total non-acquired loans	58,939	50,569	7.63%	6.35%	3,062,739	3,160,091
Acquired loans:
Acquired BBVAPR
Mortgage	7,434	8,197	5.54%	5.60%	532,664	580,786
Commercial	7,084	6,732	12.60%	9.40%	222,978	284,225
Consumer	2,602	2,993	17.32%	18.02%	59,596	65,902
Auto	2,069	4,801	10.48%	11.24%	78,358	169,423
Total acquired BBVAPR loans	19,189	22,723	8.52%	8.19%	893,596	1,100,336
Acquired Eurobank	4,339	9,313	16.29%	26.85%	105,707	137,605
Total loans	82,467	82,605	8.05%	7.45%	4,062,042	4,398,032
Total interest earning assets	90,355	90,585	6.33%	5.83%	5,658,953	6,169,251

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	880	1,314	0.34%	0.42%	1,024,480	1,243,640
Savings and money market	1,426	1,351	0.50%	0.48%	1,142,338	1,113,649
Individual retirement accounts	391	482	0.66%	0.71%	236,385	268,467
Retail certificates of deposits	2,482	1,632	1.67%	1.30%	590,057	497,917
Total core deposits	5,179	4,779	0.70%	0.62%	2,993,260	3,123,673
Institutional deposits	29	621	0.05%	1.00%	226,468	247,521
Brokered deposits	2,163	1,751	1.55%	1.26%	554,650	549,371
Total wholesale deposits	2,192	2,372	1.14%	1.20%	781,118	796,892
	7,371	7,151	0.77%	0.72%	3,774,378	3,920,565
Non-interest bearing deposits	-	-	0.00%	0.00%	835,255	801,833
Deposits fair value premium amortization	-	(78)	0.00%	0.00%	-	-
Core deposit intangible amortization	230	258	0.00%	0.00%	-	-
Total deposits	7,601	7,331	0.65%	0.62%	4,609,633	4,722,398
Borrowings:
Securities sold under agreements to repurchase	1,282	4,272	1.56%	2.73%	325,201	620,353
Advances from FHLB and other borrowings	596	1,237	2.35%	2.51%	100,751	195,278
Subordinated capital notes	398	818	4.38%	3.19%	36,083	101,581
Total borrowings	2,276	6,327	1.95%	2.74%	462,035	917,212
Total interest bearing liabilities	9,877	13,658	0.77%	0.96%	5,071,668	5,639,610
Net interest income / spread	$80,478	$76,927	5.56%	4.87%
Interest rate margin			5.64%	4.95%
Excess of average interest-earning assets over average interest-bearing liabilities					$587,284	$529,641
Average interest-earning assets to average interest-bearing liabilities ratio					111.58%	109.39%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(785)	$693	$(92)
Loans	(7,986)	7,848	(138)
Total interest income	(8,771)	8,541	(230)
Interest Expense:
Deposits	(175)	445	270
Repurchase agreements	(2,033)	(958)	(2,991)
Other borrowings	(1,108)	48	(1,060)
Total interest expense	(3,316)	(465)	(3,781)
Net Interest Income	$(5,455)	$9,006	$3,551

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$262,472	$269,799	5.97%	5.71%	$5,875,783	$6,290,862
Tax equivalent adjustment	3,661	3,499	0.08%	0.07%	-	-
Interest-earning assets - tax equivalent	266,133	273,298	6.05%	5.78%	5,875,783	6,290,862
Interest-bearing liabilities	31,813	44,585	0.81%	1.03%	5,253,584	5,786,977
Tax equivalent net interest income / spread	234,320	228,713	5.24%	4.75%	622,199	503,885
Tax equivalent interest rate margin			5.33%	4.84%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	21,996	24,420	2.29%	2.41%	1,287,594	1,351,078
Trading securities	18	28	7.40%	11.51%	325	324
Interest bearing cash and money market investments	3,104	1,919	0.99%	0.51%	417,892	497,795
Total investments	25,118	26,367	1.97%	1.90%	1,705,811	1,849,197
Non-acquired loans
Mortgage	28,298	29,615	5.40%	5.27%	701,039	748,755
Commercial	54,023	47,214	5.79%	4.40%	1,247,249	1,428,499
Consumer	24,146	19,778	11.09%	10.68%	291,140	246,641
Auto and leasing	57,940	50,985	9.64%	9.62%	803,821	705,956
Total non-acquired loans	164,407	147,592	7.22%	6.28%	3,043,249	3,129,851
Acquired loans:
Acquired BBVAPR
Mortgage	22,921	24,798	5.05%	5.59%	606,636	591,401
Commercial	16,617	20,985	9.14%	8.94%	243,183	312,571
Consumer	8,381	9,283	18.47%	18.17%	60,669	68,076
Auto	8,043	16,976	11.04%	11.37%	97,383	198,845
Total acquired BBVAPR loans	55,962	72,042	7.42%	8.20%	1,007,871	1,170,893
Acquired Eurobank	16,986	23,798	19.11%	22.50%	118,854	140,921
Total loans	237,355	243,432	7.61%	7.30%	4,169,973	4,441,665
Total interest earning assets	262,473	269,799	5.97%	5.71%	5,875,784	6,290,862

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$2,972	$3,914	0.37%	0.43%	$1,065,419	$1,208,943
Savings and money market	4,392	4,057	0.51%	0.49%	1,152,597	1,111,012
Individual retirement accounts	1,196	1,448	0.66%	0.72%	243,944	268,315
Retail certificates of deposits	5,902	4,446	1.39%	1.28%	567,853	461,685
Total core deposits	14,462	13,865	0.65%	0.64%	3,029,813	3,049,955
Institutional deposits	1,322	1,895	0.79%	1.00%	224,826	253,618
Brokered deposits	6,132	5,555	1.44%	1.17%	568,207	631,643
Total wholesale deposits	7,454	7,450	1.90%	1.70%	793,033	885,261
	21,916	21,315	0.77%	0.72%	3,822,846	3,935,216
Non-interest bearing deposits	-	-	0.00%	-0.06%	834,325	$784,099
Deposits fair value premium amortization	-	(268)	0.00%	0.00%	-	-
Core deposit intangible amortization	690	775	0.00%	0.00%	-	-
Total deposits	22,606	21,822	0.65%	0.62%	4,657,171	4,719,315
Borrowings:
Securities sold under agreements to repurchase	6,260	14,629	1.83%	2.86%	456,523	682,326
Advances from FHLB and other borrowings	1,799	5,574	2.32%	2.62%	103,807	282,957
Subordinated capital notes	1,149	2,560	4.26%	3.33%	36,083	102,379
Total borrowings	9,208	22,763	2.06%	2.84%	596,413	1,067,662
Total interest bearing liabilities	31,814	44,585	0.81%	1.03%	5,253,584	5,786,977
Net interest income / spread	$230,659	$225,214	5.16%	4.68%
Interest rate margin			5.25%	4.77%
Excess of average interest-earning assets over average interest-bearing liabilities					$622,199	$503,885
Average interest-earning assets to average interest-bearing liabilities ratio					111.84%	108.71%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(2,044)	$795	$(1,249)
Loans	(16,473)	10,395	(6,078)
Total interest income	(18,517)	11,190	(7,327)
Interest Expense:
Deposits	(287)	1,070	783
Repurchase agreements	(4,841)	(3,528)	(8,369)
Other borrowings	(5,181)	(5)	(5,186)
Total interest expense	(10,309)	(2,463)	(12,772)
Net Interest Income	$(8,208)	$13,653	$5,445

Net Interest Income

Net interest income is a function of the difference between rates earned on Oriental’s interest-earning assets and rates paid on its interest-bearing liabilities (interest rate spread) and the relative amounts of its interest earning assets and interest-bearing liabilities (interest rate margin). Oriental constantly monitors the composition and re-pricing of its assets and liabilities to maintain its net interest income at adequate levels.

Comparison of quarters ended September 30, 2017 and 2016

Net interest income of $80.5 million increased $3.6 million from $76.9 million. Both interest rate spread and net interest margin increased 69 basis points to 5.56% and 5.64%, respectively, from 4.87% and 4.95%, respectively. These increases are mainly due to the net effect of a 50 basis point increase in the average yield of interest-earning assets from 5.83% to 6.33% and to a 19 basis point decrease in average costs of interest-bearing liabilities from 0.96% to 0.77%.

Net interest income was positively impacted by:

•         Higher interest income from originated loans of $8.4 million reflecting the recognition of $4.8 million from the pay-off before maturity of a commercial loan previously classified as non-accrual, and from higher yields in the commercial and retail loan portfolios;

•         The recognition of $3.1 million in cost recoveries from the pay-off of the Puerto Rico Housing Finance Authority (PRHFA) included as interest income from acquired BBVAPR loans;

•         A decrease in interest expenses from securities sold under agreements to repurchase due to decreases in volume an interest rate of $2.0 million and $1.0 million, respectively, mainly as a result of the repayment at maturity of (i) a $232.0 million repurchase agreement at 4.78% in March 2017 and of (ii) $160.4 million short-term repurchase agreements which were not renewed during the third quarter of 2017; and

•         A decrease in interest expenses from a decrease in other borrowings volume of $1.1 million as a result of the repayment at maturity of $72.9 million of short term FHLB advances during the third quarter of 2017.

Net interest income was adversely impacted by:

•         A decrease of $8.5 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid;

•         A slight increase in interest expenses from deposits of 3.7% to $7.6 million, reflecting lower volume balances by $175 thousand, offset by $445 thousand more in interest rates; and

•         A slight decrease in interest income from investments of 1.2% to $7.9 million, reflecting lower volume balances offset by higher yields on cash balances.

Comparison of nine-month periods ended September 30, 2017 and 2016

Net interest income of $230.7 million increased $5.5 million from $225.2 million. Both interest rate spread and net interest margin increased 48 basis points, both, to 5.16% and 5.25%, respectively, from 4.68% and 4.77%, respectively. These increases are mainly due to the net effect of a 26 basis point increase in the average yield of interest-earning assets from 5.71% to 5.97% and to a 22 basis point decrease in average costs of interest-bearing liabilities from 1.03% to 0.81%.

Net interest income was positively impacted by:

•         Higher interest income from originated loans of $16.8 million; and

•         Lower interest expenses on repurchases agreements and other borrowings of $13.6 million as a result of the repayment of high cost repurchase agreements.

Net interest income was adversely impacted by:

•         A decrease of $22.9 million in interest income from acquired loans as such loans continue to be repaid;

•         A decrease in interest income from investments by $1.2 million due to lower volume; and

•         A slight increase in interest expenses from deposits by $784 thousand.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2017	2016	Variance	2017	2016	Variance
	(Dollars in thousands)
Banking service revenue	$9,923	$10,330	-3.9%	$31,007	$30,662	1.1%
Wealth management revenue	6,016	6,526	-7.8%	18,747	19,719	-4.9%
Mortgage banking activities	1,274	1,421	-10.3%	2,820	3,300	-14.5%
Total banking and financial service revenue	17,213	18,277	-5.8%	52,574	53,681	-2.1%
FDIC shared-loss benefit (expense), net	-	(3,296)	100.0%	1,403	(10,745)	113.1%
Net gain (loss) on:
Sale of securities available for sale	4	-	100.0%	6,896	12,207	-43.5%
Derivatives	-	17	-100.0%	103	4	2475.0%
Early extinguishment of debt	-	-	0.0%	(80)	(12,000)	99.3%
Other non-interest income	695	5,217	-86.7%	976	5,721	-82.9%
	699	1,938	-63.9%	9,298	(4,813)	293.2%
Total non-interest income, net	$17,912	$20,215	-11.4%	$61,872	$48,868	26.6%

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts.

Comparison of quarters ended September 30, 2017 and 2016

Oriental recorded non-interest income, net, in the amount of $17.9 million, compared to $20.2 million, a decrease of 11.4%, or $2.3 million. The decrease in non-interest income was mainly due to:

•         A decrease in banking service and financial service revenue of 5.8% to $17.2 million from $18.3 million. Oriental had lower banking, mortgage banking and wealth management activity levels in September, because of the hurricanes Irma and María; and

•         A decrease in other non-interest income of $4.5 million reflects the receipt of $5.0 million during the quarter ended September 30, 2016 from a loss in 2009 related to a private label collateralized mortgage obligation, partially offset by $571 thousand received as final settlement during the quarter ended September 30, 2017.

The decrease in non-interest income was partially offset by the elimination of the FDIC shared-loss expense as Oriental entered into an agreement with the FDIC to terminate the shared-loss agreements covering certain assets during the first quarter of 2017. During the third quarter of 2016, Oriental recorded expenses of $3.3 million related to such agreement.

 Comparison of nine-month periods ended September 30, 2017 and 2016

Oriental recorded non-interest income, net, in the amount of $61.9 million, compared to $48.9 million, an increase of 26.6%, or $13.0 million. The increase in non-interest income was mainly due to:

•         The termination of the FDIC shared-loss agreement during the first quarter of 2017 resulting in the recognition of a $1.4 million gain during such period, compared to $10.7 million expenses related to the aforementioned agreement in the year ago period; and

•        The sale of $166.0 million of its mortgage-backed securities, generating a gain of $6.9 million. As a result of this sale, Oriental unwound $100 million of repurchase agreements at a cost of $80 thousand, included as a loss on early extinguishment of debt in the consolidated statements of operations. The transaction resulted in a net benefit of $6.8 million. In the same period in 2016, Oriental sold $277.2 million in mortgage-backed securities and $11.1 million in Puerto Rico government bonds, resulting in a gain of $12.2 million. This transaction resulted in the repayment before maturity of $268.0 million of a repurchase agreement at a cost of $12.0 million, included as a loss on the early extinguishment of debt in the consolidated statements of operations. The transaction resulted in a net benefit of $207 thousand.

Increase in non-interest income was partially offset by a decrease in other non-interest income due to the aforementioned $5.0 million recognized in 2016 from a recovery of a previous loss related to a private label collateralized mortgage obligation.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2017	2016	Variance %	2017	2016	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$19,882	$19,168	3.7%	$59,546	$57,864	2.9%
Professional and service fees	3,113	2,889	7.8%	9,575	8,685	10.2%
Occupancy and equipment	8,276	7,353	12.6%	24,012	22,995	4.4%
Insurance	1,052	1,242	-15.3%	3,834	7,547	-49.2%
Electronic banking charges	5,021	5,077	-1.1%	15,373	15,613	-1.5%
Information technology expenses	2,046	1,862	9.9%	6,114	5,124	19.3%
Advertising, business promotion, and strategic initiatives	1,405	1,347	4.3%	4,205	4,133	1.7%
Loss on sale of foreclosed real estate and other repossessed assets	1,395	2,970	-53.0%	4,508	9,063	-50.3%
Loan servicing and clearing expenses	1,134	2,844	-60.1%	3,592	6,940	-48.2%
Taxes, other than payroll and income taxes	2,243	2,385	-6.0%	7,007	7,386	-5.1%
Communication	855	748	14.3%	2,682	2,434	10.2%
Printing, postage, stationery and supplies	586	602	-2.7%	1,889	1,927	-2.0%
Director and investor relations	221	233	-5.2%	775	812	-4.6%
Credit related expenses	1,714	3,718	-53.9%	6,557	8,177	-19.8%
Other operating expenses	1,526	2,488	-38.7%	5,300	4,908	8.0%
Total non-interest expenses	$50,469	$54,926	-8.1%	$154,969	$163,608	-5.3%
Relevant ratios and data:
Efficiency ratio	51.66%	57.69%		54.71%	58.66%
Compensation and benefits to non-interest expense	39.39%	34.94%		38.42%	35.45%
Compensation to average total assets owned (annualized)	1.32%	1.15%		1.91%	1.14%
Average number of employees	1,464	1,435		1,464	1,451
Average compensation per employee	$13.58	$13.40		$40.7	$40.0
Average loans per average employee	$2,775	$3,065		$2,848	$3,061

Non-Interest Expenses

Comparison of quarters ended September 30, 2017 and 2016

Non-interest expense was $50.5 million, representing a decrease of 8.1% compared to $54.9 million.

The decrease in non-interest expenses was driven by:

•        Lower credit related expenses by $2.0 million mainly from lower foreclosures when compared to the same quarter of 2016;

•        Lower loan servicing and clearing expenses by $1.7 million, mainly due to a reduction of $1.1 million in mortgage servicing expense from the migration to in-house servicing during 2016; and

•        Lower losses on the sale of foreclosed real estate and other repossessed assets by $1.6 million due to lower write-downs on the valuation of mortgage properties, mainly in the acquired loan portfolios.

The decreases in the foregoing non-interest expenses were partially offset by:

•        Higher occupancy and equipment expenses by $923 thousand, primarily due to an increase in rent expenses driven by less rent income and to an increase in internet services; and

•        Higher compensation and employee benefits by $714 thousand, mainly due to an increase in average employees.

The efficiency ratio improved to 51.66% from 57.69%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit/expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the quarters ended September 30, 2017 and 2016 amounted to $699 thousand  income and a $1.9 million loss, respectively.

Comparison of nine-month periods ended September 30, 2017 and 2016

Non-interest expense for the nine-month period ended September 30, 2017 was $155.0 million, representing a decrease of 5.3% compared to $163.6 million.

The decrease in non-interest expenses was driven by:

•        Lower losses on sale of foreclosed real estate and other repossessed assets by $4.6 million due to lower write-downs on valuations of mortgage properties;

•        Lower insurance expense by $3.7 million as a result of a change in the calculation method of the FDIC Savings Association Insurance Fund (SAIF) insurance. The change was effective beginning with the June 30, 2016 invoice, which was received during the third quarter of 2016; and

•        Lower loan servicing and clearing expenses by $3.3 million mainly due to a reduction in mortgage servicing expense from the migration to in-house servicing during 2016.

As in the quarterly variances, the decreases in the foregoing non-interest expenses were partially offset by increases in occupancy and equipment expenses, mainly in rent expense, and in compensation and employee benefits of  $1.0 million and $1.7 million, respectively.

The efficiency ratio was 54.71% compared to 58.66% for the same period in 2016. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the nine-month period ended September 30, 2017 amounted to income of $9.3 million, compared to a loss of $4.8 million for the nine-month period ended September 30, 2016.

Provision for Loan and Lease Losses

Comparison of quarters ended September, 2017 and 2016

Provision for loan and lease losses increased 87.7%, or $20.6 million, to $44.0 million. Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

During the third quarter of 2017, Oriental was impacted by hurricanes Irma and Maria, which struck the island on September 7, 2017 and September 20, 2017, respectively. Based on our assessment of the facts related to these hurricanes, we have increased our provision for loan losses $27.0 million. The provision corresponding to our originated loan portfolio was $16.8 million, $3.8 million in mortgage loans, $7.6 million in commercial loans, $0.8 million in consumer loans, and $4.6 million in auto loans. The provision corresponding to our acquired loan portfolio was $10.2 million, $2.7 million in mortgage loans, $7.0 million in commercial loans, $0.1 million in consumer loans, and $0.4 million in auto loans.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Excluding the special provision made because of the hurricanes during the third quarter of 2017, the total provision decreased $6.4 million. The decrease in the provision was mostly due to:

•        A decrease in the provision for acquired BBVAPR loan and lease losses of $5.4 million, mainly due to an additional provision recognized during the year ago quarter of $4.4 million for the Puerto Rico Housing Financing Authority loan; and

•        A decrease in the provision for originated and other loan and lease losses of $1.8 million, mainly due to an additional provision recognized during the year ago quarter of $2.9 million for the classification to held for sale of the Puerto Rico Electric Power Authority (“PREPA”) line of credit, partially offset by the growth of originated loan portfolio.

Total net charge-offs on originated and other loans decreased 81.9%, or $53.5 million, as a result of the PREPA line of credit sold in the third quarter of 2016, in which a $56.2 million charge-off was recognized. The net charge-off rate decreased 673 basis points to 1.54%.

Comparison of nine-month periods ended September 30, 2017 and 2016

Provision for loan and lease losses increased 70.7% or $36.5 million, to $88.2 million. Excluding the special provision of $27.0 million because of  the hurricanes during the third quarter of 2017, the total provision increased $9.5 million. The increase in the provision was mostly due to an increase in the provision for originated and other loan and lease losses by $13.0 million, mainly from the increase in the provision for commercial loans. Such provision includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on the municipal loan portfolio during the second quarter of 2017.

The increase in provision was partially offset by a decrease in the provision for acquired BBVAPR loan and lease losses of $4.4 million mainly due to an additional provision recognized during the year ago period of $4.4 million for the Puerto Rico Housing Financing Authority loan.

Income Taxes

Comparison of quarters ended September 30, 2017 and 2016

Income tax expense was $560 thousand, compared to $3.6 million, reflecting the effective income tax rate of 29.77% and the net income before income taxes of $3.9 million for the third quarter of 2017.

Comparison of nine-month periods ended September 30, 2017 and 2016

Income tax expense was $13.8 million, compared to $15.1 million for the same period in 2016. Income tax expense reflects the effective income tax rate of 29.77% and the net income before income taxes of $49.3 million for the nine-month period ended September 30, 2017.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2017 and 2016.

	Quarter Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,162	$13	$8,180	$90,355	$-	$90,355
Interest expense	(6,342)	-	(3,535)	(9,877)	-	(9,877)
Net interest income	75,820	13	4,645	80,478	-	80,478
Provision for loan and lease losses	(44,042)	-	-	(44,042)	-	(44,042)
Non-interest income	10,384	6,695	833	17,912	-	17,912
Non-interest expenses	(43,819)	(5,048)	(1,602)	(50,469)	-	(50,469)
Intersegment revenue	431	-	-	431	(431)	-
Intersegment expenses	-	(324)	(107)	(431)	431	-
Income before income taxes	$(1,226)	$1,336	$3,769	$3,879	$-	$3,879
Income tax expenses (benefit)	(475)	521	514	560	-	560
Net (loss) income	$(751)	$815	$3,255	$3,319	$-	$3,319
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

	Quarter Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,564	$15	$8,005	$90,584	$-	$90,584
Interest expense	(6,733)	-	(6,924)	(13,657)	-	(13,657)
Net interest income	75,831	15	1,081	76,927	-	76,927
Provision for loan and lease losses	(23,469)	-	-	(23,469)	-	(23,469)
Non-interest income	8,918	6,379	4,918	20,215	-	20,215
Non-interest expenses	(50,095)	(3,757)	(1,074)	(54,926)	-	(54,926)
Intersegment revenue	375	-	86	461	(461)	-
Intersegment expenses	(86)	(272)	(103)	(461)	461	-
Income before income taxes	$11,474	$2,365	4,908	$18,747	$-	$18,747
Income tax expenses (benefit)	4,475	922	(1,770)	3,627	-	3,627
Net income	$6,999	$1,443	$6,678	$15,120	$-	$15,120
Total assets	$5,715,958	$19,433	$1,801,752	$7,537,143	$(945,029)	$6,592,114

	Nine-Month Period Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,754	$43	$25,676	$262,473	$-	$262,473
Interest expense	(19,976)	-	(11,838)	(31,814)	-	(31,814)
Net interest income	216,778	43	13,838	230,659	-	230,659
Provision for loan and lease losses	(88,210)	-	(22)	(88,232)	-	(88,232)
Non-interest income	35,387	18,952	7,533	61,872	-	61,872
Non-interest expenses	(137,275)	(13,368)	(4,326)	(154,969)	-	(154,969)
Intersegment revenue	1,243	-	140	1,383	(1,383)	-
Intersegment expenses	(140)	(889)	(354)	(1,383)	1,383	-
Income before income taxes	$27,783	$4,738	$16,809	$49,330	$-	$49,330
Income tax expense	10,836	1,848	1,073	13,756	-	13,756
Net income	$16,947	$2,890	$15,736	$35,574	$-	$35,574
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

	Nine-Month Period Ended September 30, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$243,389	$49	$26,360	$269,798	$-	$269,798
Interest expense	(20,840)	-	(23,744)	(44,584)	-	(44,584)
Net interest income	222,549	49	2,616	225,214	-	225,214
Provision for loan and lease losses	(51,703)	-	-	(51,703)	-	(51,703)
Non-interest income (loss)	24,927	19,309	4,637	48,873	-	48,873
Non-interest expenses	(147,881)	(11,610)	(4,117)	(163,608)	-	(163,608)
Intersegment revenue	1,162	-	235	1,397	(1,397)	-
Intersegment expenses	(235)	(849)	(313)	(1,397)	1,397	-
Income before income taxes	$48,819	$6,899	$3,058	$58,776	$-	$58,776
Income tax expense	19,039	2,691	(6,584)	15,146	-	15,146
Net income	$29,780	$4,208	$9,642	$43,630	$-	$43,630
Total assets	$5,715,957	$19,433	$1,801,752	$7,537,142	$(945,029)	$6,592,113

Comparison of quarters ended September 30, 2017 and 2016

Banking

Oriental's banking segment net income decreased $7.8 million to a net loss of $751 thousand, reflecting:

•        An increase in the provision for loan and lease losses of $20.6 million mainly due to the $27.0 million special provision ($19.0 million, net of tax) related to hurricanes Irma and Maria in the third quarter of 2017;

•        A decrease in non-interest expenses of $6.3 million mainly as a result of lower credit related expenses by $2.0 million mainly from lower foreclosures, lower loan servicing and clearing expenses by $1.7 million, mainly due to a reduction of $1.1 million in mortgage servicing expense from the migration to in-house servicing during 2016, and lower losses on sale of foreclosed real estate and other repossessed assets by $1.6 million due to lower write-downs on valuation of mortgage properties, mainly in the acquired loan portfolios; and

•        An increase in non-interest income of $1.5 million to $10.4 million, mainly because of the elimination of FDIC shared-loss expense during the first quarter of 2017.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased to $628 thousand from a net income of $1.4 million in the same quarter of 2016 due to lower activity levels in September 2017 related to hurricanes Irma and Maria.

Treasury

Treasury segment net income, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, decreased to $3.3 million, compared to $6.7 million, reflecting:

•        Lower non-interest income by $4.1 million reflects the receipt of $5.0 million during the quarter ended September 30, 2016 from a loss in 2009 related to a private label collateralized mortgage obligation, partially offset by $571 thousand received as final settlement during the quarter ended September 30, 2017;

•        A decrease in lower interest expenses from securities sold under agreements to repurchase of $3.0 million from the repayment at maturity of (i) a $232.0 million repurchase agreement at 4.78% in March 2017 and (ii) a $160.4 million short-term repurchase agreements which were not renewed during the third quarter of 2017; and

•        Higher non-interest expenses by $528 thousand from $1.1 million to $1.6 million, mainly from general operating expenses.

Comparison of nine-month periods ended September 30, 2017 and 2016

Banking

Oriental's banking segment net income decreased $12.8 million to $29.8 million, reflecting:

•        A decrease in net interest income by $5.8 million, mainly from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid.

•        The special provision for loan and lease losses of $27.0 million ($19.0 million, net of tax) placed during the period related to hurricanes Irma and Maria;

•        An increase in the regular provision for originated and other loan and lease losses of $13.0 million, which includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on the municipal loan portfolio during the second quarter of 2017, partially offset by a decrease in the provision for acquired BBVAPR loan and lease losses of $4.4 million, mainly due to an additional provision recognized during the year ago period  of $4.4 million for the Puerto Rico Housing Financing Authority loan;

•        Higher non-interest income by $10.5 million, reflecting the termination of the FDIC shared-loss agreement in the first quarter of 2017.

•        Lower interest expenses by $10.6 million due to lower losses on the sale of foreclosed real estate and other repossessed assets by $4.6 million due to lower write-downs on valuations of mortgage properties, lower insurance expense by $3.7 million as a result of a change in the calculation method of the FDIC Savings Association Insurance Fund (SAIF) insurance, and lower loan servicing and clearing expenses by $3.3 million mainly due to a reduction in mortgage servicing expense from the migration to in-house servicing during 2016.

Wealth Management

Wealth management segment revenue decreased $1.3 million to $2.9 million, mainly from changes in volume and market rates and lower activity levels in September 2017 related to hurricanes Irma and Maria.

Treasury

Treasury segment income before taxes increased to $16.8 million, compared to $3.1 million, reflecting lower interest expenses by $11.9 million related to:

•        The partial unwinding of a $268.0 million repurchase agreement at 4.78% in February 2016 and the repayment at maturity of the remaining $232.0 million balance in March 2017;

•        The decrease in other borrowings balances that resulted from the repayment at maturity of $227.0 million of short term FHLB advances during the second quarter of 2016; and

•        The repayment at maturity of $72.9 million in short-term repurchase agreements which were not renewed during the third quarter of 2017.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2017, Oriental’s total assets amounted to $6.288 billion representing a decrease of 3.3% when compared to $6.502 billion at December 31, 2016. This reduction is mainly due to a decrease in the investment portfolio of $204.6 million and a decrease in the loan portfolio of $183.1 million, partially offset by an increase in cash and due from banks of $209.4 million.

Oriental's investment portfolio decreased 15.0% from $1.363 billion at December 31, 2016 to $1.158 billion at September 30, 2017, mainly attributed to the sale of $166.0 million mortgage-backed securities available-for-sale during the second quarter of 2017, and to paydowns in the investment securities held-to-maturity portfolio of $65.9 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2017, Oriental’s loan portfolio decreased 4.4%. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease, due to repayments and maturities. The BBVAPR acquired loan portfolio decreased $162.6 million from December 31, 2016 to $845.3 million. The Eurobank acquired loan portfolio decreased $34.5 million from December 31, 2016 to $100.1 million at September 30, 2017.

Cash and due from banks increased 41.2% to $717.2 million, due to increased deposits and lower transaction outflows toward the end of the quarter from commercial customers.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRA"s) and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At September 30, 2017, total assets managed by Oriental’s trust division and OPC amounted to $2.957 billion, compared to $2.850 billion at December 31, 2016. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2017, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.272 billion, compared to $2.351 billion at December 31, 2016. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

Goodwill

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition is not amortized to expense, but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, Oriental determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Oriental completes its annual goodwill impairment test as of October 31 of each year.  Oriental tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.

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

Relevant events and circumstances for evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount may include macroeconomic conditions (such as a further deterioration of the Puerto Rico economy or the liquidity for Puerto Rico securities or loans secured by assets in Puerto Rico), adverse changes in legal factors or in the business climate, adverse actions by a regulator, unanticipated competition, the loss of key employees, or similar events. Oriental’s loan portfolio, which is the largest component of its interest-earning assets, is concentrated in Puerto Rico and is directly affected by adverse local economic and fiscal conditions. Such conditions have generally affected the market demand for non-conforming loans secured by assets in Puerto Rico and, therefore, affect the valuation of Oriental’s assets.

As of September 30, 2017, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2016, based on its annual goodwill impairment test, Oriental determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one; the Banking unit’s adjusted net book value exceeded its fair value by approximately $145.0 million, or 15%. Accordingly, Oriental proceeded to perform step two of the analysis. Based on the results of step two, Oriental determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the nine-month period ended September 30, 2017, Oriental performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at September 30, 2017.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$875,760	$1,025,370	-14.6%
Obligations of US government-sponsored agencies	3,092	3,884	-20.4%
US Treasury securities	10,218	49,054	-79.2%
CMOs issued by US government-sponsored agencies	85,873	101,831	-15.7%
GNMA certificates	164,767	165,235	-0.3%
Puerto Rico government and public instrumentalities	2,206	4,073	-45.8%
FHLB stock	14,016	10,793	29.9%
Other debt securities	1,685	1,921	-12.3%
Other investments	287	350	-18.0%
Total investments	1,157,904	1,362,511	-15.0%
Loans	3,964,572	4,147,692	-4.4%
Total investments and loans	5,122,476	5,510,203	-7.0%
Other assets:
Cash and due from banks (including restricted cash)	717,226	507,863	41.2%
Money market investments	6,530	5,606	16.5%
FDIC indemnification asset	-	14,411	-100.0%
Foreclosed real estate	47,275	47,520	-0.5%
Accrued interest receivable	22,736	20,227	12.4%
Deferred tax asset, net	126,041	124,200	1.5%
Premises and equipment, net	67,994	70,407	-3.4%
Servicing assets	9,818	9,858	-0.4%
Derivative assets	809	1,330	-39.2%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	81,243	104,130	-22.0%
Total other assets	1,165,741	991,621	17.6%
Total assets	$6,288,217	$6,501,824	-3.3%
Investment portfolio composition:
FNMA and FHLMC certificates	75.6%	75.2%
Obligations of US government-sponsored agencies	0.3%	0.3%
US Treasury securities	0.9%	3.6%
CMOs issued by US government-sponsored agencies	7.4%	7.5%
GNMA certificates	14.2%	12.1%
Puerto Rico government and public instrumentalities	0.2%	0.3%
FHLB stock	1.2%	0.8%
Other debt securities and other investments	0.2%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	September 30	December 31,	Variance
	2017	2016	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$694,476	$721,494	-3.7%
Commercial	1,245,711	1,277,866	-2.5%
Consumer	316,357	290,515	8.9%
Auto and leasing	831,437	756,395	9.9%
	3,087,981	3,046,270	1.4%
Allowance for loan and lease losses on originated and other loans and leases	(87,541)	(59,300)	-47.6%
	3,000,440	2,986,970	0.5%
Deferred loan costs, net	6,592	5,766	14.3%
Total originated and other loans loans held for investment, net	3,007,032	2,992,736	0.5%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,612	5,562	-17.1%
Consumer	29,464	32,862	-10.3%
Auto	26,562	53,026	-49.9%
	60,638	91,450	-33.7%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,363)	(4,300)	21.8%
	57,275	87,150	-34.3%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	532,948	569,253	-6.4%
Commercial	244,359	292,564	-16.5%
Consumer	1,598	4,301	-62.8%
Auto	49,258	85,676	-42.5%
	828,163	951,794	-13.0%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(40,110)	(31,056)	-29.2%
	788,053	920,738	-14.4%
Total acquired BBVAPR loans, net	845,328	1,007,888	-16.1%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	68,996	73,018	-5.5%
Commercial	53,028	81,460	-34.9%
Consumer	1,220	1,372	-11.1%
	123,244	155,850	-20.9%
Allowance for loan and lease losses on Eurobank loans	(23,146)	(21,281)	-8.8%
Total acquired Eurobank loans, net	100,098	134,569	-25.6%
Total acquired loans, net	945,426	1,142,457	-17.2%
Total held for investment, net	3,952,458	4,135,193	-4.4%
Mortgage loans held for sale	12,114	12,499	-3.1%
Total loans, net	$3,964,572	$4,147,692	-4.4%

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC, which were terminated on February 6, 2017.

As shown in Table 5 above, total loans, net, amounted to $3.965 billion at September 30, 2017 and $4.148 billion at December 31, 2016. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•        Mortgage loan portfolio amounted to $694.5 million (22.5% of the gross originated loan portfolio) compared to $721.5 million (23.7% of the gross originated loan portfolio) at December 31, 2016. Mortgage loan production totaled $32.6 million and $121.9 million for the quarter and nine-month period ended September 30, 2017, which represents a decrease of 36.2% and 22.3%, from $51.0 million and $157.0 million, respectively, for the same periods in 2016. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $13.0 million and $9.7 million at September 30, 2017 and December 31, 2016, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•        Commercial loan portfolio amounted to $1.246 billion (40.3% of the gross originated loan portfolio) compared to $1.278 billion (42.0% of the gross originated loan portfolio) at December 31, 2016. Commercial loan production decreased 26.3% to $46.2 million for the quarter ended September 30, 2017, from $62.6 million for the same period in 2016. Also, for the nine-month period ended September 30, 2017, the production decreased 16.9% to $173.0 million from $208.2 million for the same period in 2016.

•        Consumer loan portfolio amounted to $316.4 million (10.3% of the gross originated loan portfolio) compared to $290.5 million (9.5% of the gross originated loan portfolio) at December 31, 2016. Consumer loan production decreased 22.7% to $33.7 million for the quarter ended September 30, 2017 from $43.6 million for the same periods in 2016.  However, for the nine-month period ended September 30, 2017, the production increased 6.9% to $125.5 million from $117.5 million for the same period in 2016.

•        Auto and leasing portfolio amounted to $831.4 million (26.9% of the gross originated loan portfolio) compared to $756.4 million (24.8% of the gross originated loan portfolio) at December 31, 2016. Auto and leasing production increased by 12.6% and 17.6% to $78.3 million and $243.7 million for the quarter and nine-month period ended September 30, 2017, respectively, compared to $69.5 million and $207.2 million for the same periods in 2016.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2017
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$9,977	$321	3.22%	$9,970	$801	8.03%	$72,168	$1,819	2.52%
90 - 119 days	17	2	11.76%	-	-	0.00%	2,051	29	1.41%
120 - 179 days	51	8	15.69%	-	-	0.00%	473	9	1.90%
180 - 364 days	78	7	8.97%	209	52	24.88%	1,749	156	8.92%
365+ days	438	72	16.44%	2,311	576	24.92%	8,347	790	9.46%
Total	$10,561	$410	3.88%	$12,490	$1,429	11.44%	$84,788	$2,803	3.31%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.34%			0.40%			2.69%
Refinanced or Modified Loans:
Amount	$2,077	$223	10.74%	$540	$52	9.63%	$16,390	$1,215	7.41%
Percentage of Higher-Risk Loan Category	19.67%			4.32%			19.33%
Loan-to-Value Ratio:
Under 70%	$6,999	$261	3.73%	$770	$61	7.92%	$-	$-	-
70% - 79%	1,542	91	5.90%	3,290	303	9.21%	-	-	-
80% - 89%	516	24	4.65%	2,538	296	11.66%	-	-	-
90% and over	1,504	34	2.26%	5,892	769	13.05%	84,788	2,803	3.31%
	$10,561	$410	3.88%	$12,490	$1,429	11.44%	$84,788	$2,803	3.31%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

The following table includes Oriental's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2017
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Municipalities	$144,529	$5,265	$95,622	$43,642

Secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Investment securities	2,206	2,206	-	-	The remaining position is a PRHTA security maturing July 1, 2018 issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation.
Total	$146,735	$7,471	$95,622	$43,642

Some highlights follow regarding the data included above:

•     Deposits from the Puerto Rico government totaled $135.8 million at September 30, 2017.

Credit Risk Management

Allowance for Loan and Lease Losses

Oriental maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for loan and lease losses policy provides for a detailed quarterly analysis of probable losses. At September 30, 2017, Oriental’s allowance for loan and lease losses amounted to $154.2 million, a $38.2 million increase from $115.9 million at December 31, 2016.

During the third quarter of 2017, in the span of two weeks in September, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Although the effect of the hurricanes on Oriental's loan portfolio is difficult to predict at this time, management performed an evaluation of the loan portfolios in order to assess the impact on repayment sources and underlying collateral that could result in additional losses.

The framework for the analysis was based on our current ALLL methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment.

For commercial portfolios, Oriental contacted its clients to evaluate the impact of the hurricanes on their business operations and collateral. The impact was then categorized as follows: (i) low risk, for clients that had no business impact or relatively insignificant impact; (ii) medium risk, for clients that had a business impact on their primary or secondary sources of repayment, but had adequate cash flow to cover operations and to satisfy their obligations; or (iii) high risk, for clients that had potentially significant problems that affected primary, secondary and tertiary (collateral) sources of repayment. This criterion was used to model adjusted PDs and LGDs considering internal and external sources of information available to support our estimation process and output. For retail portfolios (residential mortgage, consumer and auto), management established assumptions based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment (for all portfolios) and the location of the collateral (for residential loans).

Based on our assessment of the facts related to these hurricanes, we have increased our provision for loan losses $27.0 million. The increase in the allowance corresponding to our originated loan portfolio was $16.8 million: $3.8 million in mortgage loans, $7.6 million in commercial loans, $800 thousand in consumer loans, and $4.6 million in auto loans. The increase in the allowance corresponding to our acquired loan portfolio was $10.2 million: $2.7 million in mortgage loans, $7.0 million in commercial loans, $100 thousand in consumer loans, and $400 thousand in auto loans.

The documentation for the assessment considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2017 and December 31, 2016, Oriental had $93.0 million and $104.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At September 30, 2017 and December 31, 2016, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $109.8 million and $98.1 million, respectively.

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

At September 30, 2017, Oriental’s non-performing assets decreased by 5.1% to $148.9 million (2.76% of total assets, excluding acquired loans with deteriorated credit quality) from $156.9 million (2.88% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2016. Oriental does not expect non-performing loans to result in significantly higher losses. At September 30, 2017, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 91.55% (56.30% at December 31, 2016).

Oriental follows a conservative residential mortgage lending policy, with more than 90% of its residential mortgage portfolio consisting of fixed-rate, fully amortizing, fully documented loans that do not have the level of risk associated with subprime loans offered by certain major U.S. mortgage loan originators. Furthermore, Oriental has never been active in negative amortization loans or adjustable rate mortgage loans, including those with teaser rates.

The following items comprise non-performing assets:

•        Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 18 months or more past due. At September 30, 2017, Oriental’s originated non-performing mortgage loans totaled $59.7 million (61.0% of Oriental’s non-performing loans), a 19.9% decrease from $74.5 million (68.9% of Oriental’s non-performing loans) at December 31, 2016.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2017, Oriental’s originated non-performing commercial loans amounted to $21.7 million (22.2% of Oriental’s non-performing loans), an 9.7% increase from $19.8 million at December 31, 2016 (18.3% of Oriental’s non-performing loans).

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2017, Oriental’s originated non-performing consumer loans amounted to $2.4 million (2.5% of Oriental’s non-performing loans), a 23.1% increase from $2.0 million at December 31, 2016 (1.8% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2017, Oriental’s originated non-performing auto loans and leases amounted to $11.8 million (12.1% of Oriental’s total non-performing loans), an increase of 30.5% from $9.1 million at December 31, 2016 (8.4% of Oriental’s total non-performing loans).

•        Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2017, Oriental’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.1 million (1.2% of Oriental’s non-performing loans), a 19.4% decrease from $1.4 million at December 31, 2016 (1.3% of Oriental’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At September 30, 2017, Oriental’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $506 thousand (0.5% of Oriental’s non-performing loans), a 38.9% decrease from $828 thousand at December 31, 2016 (0.8% of Oriental’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2017, Oriental’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $481 thousand (0.5% of Oriental’s non-performing loans), a 12.9% decrease from $552 thousand at December 31, 2016 (0.5% of Oriental’s non-performing loans).

Oriental has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing Oriental’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, PRHFA, conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by Oriental. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only/interests first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed by Oriental’s current credit and underwriting guidelines. Oriental achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

In order to apply for any of the loan modification programs, if the borrower is active in Chapter 13 bankruptcy, they must request an authorization from the bankruptcy trustee to allow for the loan modification.  Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated underwriters for troubled-debt restructuring classification if Oriental grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$22,308	$17,344	28.6%
Commercial	24,278	8,995	169.9%
Consumer	15,793	13,067	20.9%
Auto and leasing	25,162	19,463	29.3%
Unallocated allowance	-	431	-100.0%
Total allowance balance	$87,541	$59,300	47.6%
Allowance composition:
Mortgage	25.49%	29.24%	-12.8%
Commercial	27.73%	15.17%	82.8%
Consumer	18.04%	22.04%	-18.1%
Auto and leasing	28.74%	32.82%	-12.4%
Unallocated allowance	0.00%	0.73%	-100.0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	3.21%	2.40%	33.8%
Commercial	1.95%	0.70%	178.6%
Consumer	4.99%	4.50%	10.9%
Auto and leasing	3.03%	2.57%	17.9%
Total allowance to total originated loans	2.83%	1.95%	45.1%
Allowance coverage ratio to non-performing loans:
Mortgage	37.39%	23.28%	60.6%
Commercial	111.88%	45.46%	146.1%
Consumer	645.93%	657.96%	-1.8%
Auto and leasing	213.04%	215.01%	-0.9%
Total	91.55%	56.30%	62.6%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$41	$169	-75.7%
Consumer	2,591	3,028	-14.4%
Auto	731	1,103	-33.7%
Total allowance balance	$3,363	$4,300	-21.8%
Allowance composition:
Commercial	1.22%	3.93%	-69.0%
Consumer	77.04%	70.42%	9.4%
Auto	21.74%	25.65%	-15.2%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.89%	3.04%	-70.7%
Consumer	8.79%	9.21%	-4.6%
Auto	2.75%	2.08%	32.2%
Total allowance to total acquired loans	5.55%	4.70%	18.1%
Allowance coverage ratio to non-performing loans:
Commercial	3.59%	11.94%	-69.9%
Consumer	512.06%	365.70%	40.0%
Auto	151.98%	199.82%	-23.9%
Total	158.04%	153.85%	2.7%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$8,931	$2,682	233.0%
Commercial	23,941	23,452	2.1%
Auto	7,238	4,922	47.1%
Total allowance balance	$40,110	$31,056	29.2%
Allowance composition:
Mortgage	22.27%	8.64%	157.8%
Commercial	59.68%	75.51%	-21.0%
Auto	18.05%	15.85%	13.9%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$14,219	$11,947	19.0%
Commercial	8,922	9,328	-4.4%
Consumer	5	6	-16.7%
Total allowance balance	$23,146	$21,281	8.8%
Allowance composition:
Mortgage	61.43%	56.14%	9.4%
Commercial	38.54%	43.83%	-12.1%
Consumer	0.02%	0.03%	-33.3%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$69,666	$112,812	-38.2%	$59,300	$112,626	-47.3%
Provision for loan and lease losses	29,690	14,708	101.9%	64,243	34,420	86.6%
Charge-offs	(15,372)	(69,333)	-77.8%	(48,317)	(95,813)	-49.6%
Recoveries	3,557	3,981	-10.7%	12,315	10,935	12.6%
Balance at end of period	$87,541	$62,168	40.8%	$87,541	$62,168	40.8%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$3,348	$4,487	-25.4%	$4,300	$5,542	-22.4%
Provision for loan and lease losses	712	548	29.9%	618	1,392	-55.6%
Charge-offs	(933)	(1,366)	-31.7%	(3,204)	(4,518)	-29.1%
Recoveries	236	544	-56.6%	1,649	1,797	-8.2%
Balance at end of period	$3,363	$4,213	-20.2%	$3,363	$4,213	-20.2%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$37,494	$22,801	64.4%	$31,056	$25,785	20.4%
Provision for loan and lease losses	11,099	7,403	49.9%	18,798	13,245	41.9%
Loan pools fully charged off	-	-	0.0%	-	(282)	-100.0%
Allowance de-recognition	(8,483)	(385)	2103.4%	(9,744)	(8,929)	9.1%
Balance at end of period	$40,110	$29,819	34.5%	$40,110	$29,819	34.5%

Eurobank loans
Balance at beginning of period	$21,787	$22,116	-1.5%	$21,281	$90,178	-76.4%
Provision for loan and lease losses	2,541	819	210.3%	4,573	2,655	72.2%
FDIC shared-loss portion on recapture of loan and lease losses	-	818	-100.0%	-	3,213	-100.0%
Loan pools fully charged off	-	-	0.0%	-	(134)	-100.0%
Allowance de-recognition	(1,182)	(941)	25.6%	(2,708)	(73,100)	-96.3%
Balance at end of period	$23,146	$22,812	1.5%	$23,146	$22,812	1.5%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
Allowance for loans and lease losses on originated and other loans to:
Total originated loans	2.83%	2.06%	37.4%	2.83%	2.06%	37.4%
Non-performing originated loans	91.55%	56.06%	63.3%	91.55%	56.06%	63.3%

Allowance for loans and lease losses on acquired loans accounted for under ASC 310-20 to:
Total acquired loans accounted for under ASC 310-20	5.55%	4.04%	37.4%	5.55%	4.04%	37.4%
Non-performing acquired loans accounted for under ASC 310-20	158.04%	217.39%	-27.3%	158.04%	217.39%	-27.3%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
	(Dollar in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(834)	$(1,656)	-49.6%	$(5,375)	$(4,692)	14.6%
Recoveries	341	21	1523.8%	458	204	124.5%
Total	(493)	(1,635)	-69.8%	(4,917)	(4,488)	9.6%
Commercial
Charge-offs	(727)	(56,700)	-98.7%	(6,424)	(58,544)	-89.0%
Recoveries	654	93	603.2%	880	407	116.2%
Total	(73)	(56,607)	-99.9%	(5,544)	(58,137)	-90.5%
Consumer
Charge-offs	(4,424)	(3,173)	39.4%	(11,792)	(8,310)	41.9%
Recoveries	168	120	40.0%	1,113	355	213.5%
Total	(4,256)	(3,053)	39.4%	(10,679)	(7,955)	34.2%
Auto
Charge-offs	(9,387)	(7,804)	20.3%	(24,726)	(24,267)	1.9%
Recoveries	2,394	3,747	-36.1%	9,864	9,969	-1.1%
Total	(6,993)	(4,057)	72.4%	(14,862)	(14,298)	3.9%
Net credit losses
Total charge-offs	(15,372)	(69,333)	-77.8%	(48,317)	(95,813)	-49.6%
Total recoveries	3,557	3,981	-10.7%	12,315	10,935	12.6%
Total	$(11,815)	$(65,352)	-81.9%	$(36,002)	$(84,878)	-57.6%
Net credit losses to average loans outstanding:
Mortgage	0.28%	0.88%	-68.2%	0.94%	0.80%	17.6%
Commercial	0.02%	15.88%	-99.9%	0.59%	5.43%	-89.1%
Consumer	5.65%	4.71%	20.0%	4.89%	4.30%	13.7%
Auto	3.37%	2.23%	51.1%	2.47%	2.70%	-8.5%
Total	1.54%	8.27%	-81.4%	1.58%	3.62%	-56.3%
Recoveries to charge-offs	23.14%	5.74%	303.1%	25.49%	11.41%	123.3%
Average originated loans:
Mortgage	$692,782	746,613	-7.2%	701,039	748,755	-6.4%
Commercial	1,239,390	1,426,216	-13.1%	1,247,249	1,428,499	-12.7%
Consumer	301,121	259,535	16.0%	291,140	246,641	18.0%
Auto	829,446	727,727	14.0%	803,821	705,956	13.9%
Total	$3,062,739	$3,160,091	-3.1%	$3,043,249	$3,129,851	-2.8%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2017	2016	%	2017	2016	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$-	$(2)	-100.0%	$(132)	$(21)	528.6%
Recoveries	1	16	-93.8%	6	56	-89.3%
Total	1	14	-92.9%	(126)	35	-460.0%
Consumer
Charge-offs	(711)	(889)	-20.0%	(2,367)	(2,714)	-12.8%
Recoveries	33	67	-50.7%	392	236	66.1%
Total	(678)	(822)	-17.5%	(1,975)	(2,478)	-20.3%
Auto
Charge-offs	(222)	(475)	-53.3%	(705)	(1,783)	-60.5%
Recoveries	202	461	-56.2%	1,251	1,505	-16.9%
Total	(20)	(14)	42.9%	546	(278)	-296.4%
Net credit losses
Total charge-offs	(933)	(1,366)	-31.7%	(3,204)	(4,518)	-29.1%
Total recoveries	236	544	-56.6%	1,649	1,797	-8.2%
Total	$(697)	$(822)	-15.2%	$(1,555)	$(2,721)	-42.9%
Net credit losses to average loans outstanding:
Commercial	-1.06%	-10.65%	-90.1%	42.64%	-8.22%	-619.0%
Consumer	4.69%	5.52%	-15.0%	6.91%	5.51%	25.4%
Auto	0.23%	0.08%	183.7%	-1.75%	0.46%	-477.1%
Total	3.01%	2.56%	17.6%	2.59%	2.58%	0.2%
Recoveries to charge-offs	25.29%	39.82%	-36.5%	51.47%	39.77%	29.4%
Average loans accounted for under ASC 310-20:
Commercial	$378	526	-28.1%	394	568	-30.6%
Consumer	57,839	59,617	-3.0%	38,088	59,930	-36.4%
Auto	34,334	68,178	-49.6%	41,632	79,936	-47.9%
Total	$92,551	$128,321	-27.9%	$80,114	$140,434	-43.0%

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2017	2016	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$25,257	$32,408	-22.1%
Other loans	67,750	71,941	-5.8%
Accruing loans
Troubled-Debt Restructuring loans	4,103	2,706	51.6%
Other loans	642	1,067	-39.8%
Total non-performing loans	$97,752	$108,122	-9.6%
Foreclosed real estate	47,275	45,587	3.7%
Other repossessed assets	3,829	3,224	18.8%
	$148,856	$156,933	-5.1%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.76%	2.88%	-4.2%
Non-performing assets to total capital	15.88%	17.05%	-6.9%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,037	$760	$2,459	$2,385

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$59,667	$74,503	-19.9%
Commercial	21,701	19,786	9.7%
Consumer	2,445	1,986	23.1%
Auto and leasing	11,811	9,052	30.5%
	95,624	105,327	-9.2%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,141	1,415	-19.4%
Consumer	506	828	-38.9%
Auto	481	552	-12.9%
	2,128	2,795	-23.9%
Total	$97,752	$108,122	-9.6%
Non-performing loans composition percentages:
Originated loans
Mortgage	61.0%	68.9%
Commercial	22.2%	18.3%
Consumer	2.5%	1.8%
Auto and leasing	12.1%	8.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.2%	1.3%
Consumer	0.5%	0.8%
Auto	0.5%	0.5%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.10%	3.45%	-10.1%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.81%	1.99%	-9.0%
Total capital	10.43%	11.75%	-11.2%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.26%	1.17%	7.69%
Non-performing loans	40.45%	34.09%	18.7%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	60.64%	63.58%	-4.6%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	126.88%	89.25%	42.2%

FDIC Indemnification Asset

Oriental recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2017	2016	2017	2016
	(In thousands)		(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$18,426	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	(87)	-	(824)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	818	-	3,213
FDIC indemnification asset benefit (expense)	-	(1,910)	-	(6,179)
Net expenses incurred under shared-loss agreements	-	(577)	-	(2,139)
Shared-loss termination settlement	-	-	(15,814)	-
Balance at end of period	$-	$16,670	$(1,403)	$16,670

TABLE 14 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$900,063	$848,502	6.1%
NOW accounts	1,025,632	1,091,237	-6.0%
Savings and money market accounts	1,360,080	1,196,231	13.7%
Certificates of deposit	1,538,483	1,526,805	0.8%
Total deposits	4,824,258	4,662,775	3.5%
Accrued interest payable	2,146	1,712	25.4%
Total deposits and accrued interest payable	4,826,404	4,664,487	3.5%
Borrowings:
Securities sold under agreements to repurchase	283,080	653,756	-56.7%
Advances from FHLB	100,091	105,454	-5.1%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	-	61	-100.0%
Total borrowings	419,254	795,354	-47.3%
Total deposits and borrowings	5,245,658	5,459,841	-3.9%

Other Liabilities:
Derivative liabilities	1,677	2,437	-31.2%
Acceptances outstanding	16,486	23,765	-30.6%
Other liabilities	86,766	95,370	-9.0%
Total liabilities	$5,350,587	$5,581,413	-4.1%
Deposits portfolio composition percentages:
Non-interest bearing deposits	18.7%	18.2%
NOW accounts	21.3%	23.4%
Savings and money market accounts	28.1%	25.7%
Certificates of deposit	31.9%	32.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	67.5%	82.2%
Advances from FHLB	23.9%	13.3%
Other term notes	0.0%	0.0%
Subordinated capital notes	8.6%	4.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$282,500	$652,229
Daily average outstanding balance	$445,911	$663,845
Maximum outstanding balance at any month-end	$655,790	$902,500

Liabilities and Funding Sources

As shown in Table 14 above, at September 30, 2017, Oriental’s total liabilities were $5.351 billion, 4.1% less than the $5.581 billion reported at December 31, 2016. Deposits and borrowings, Oriental’s funding sources, amounted to $5.246 billion at September 30, 2017 versus $5.460 billion at December 31, 2016, a 3.9% decrease.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At September 30, 2017, borrowings amounted to $419.3 million, representing a decrease of 47.3% when compared with the $795.4 million reported at December 31, 2016. The decrease in borrowings is mainly attributed to a decrease in repurchase agreements of $370.7 million, reflecting:

•         The maturity of a repurchase agreement amounting to $232.0 million with a rate of 4.78% on March 2, 2017;

•         An unwinding of $100.0 million in repurchase agreements during the second quarter of 2017; and

•         The repayment at maturity of $160.4 million of short-term repurchase agreement during the third quarter of 2017 that were not renewed.

At September 30, 2017, deposits represented 92% and borrowings represented 8% of interest-bearing liabilities. At September 30, 2017, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.826 billion, an increase of 3.5% from $4.664 billion at December 31, 2016.

Stockholders’ Equity

At September 30, 2017, Oriental’s total stockholders’ equity was $937.6 million, a 1.9% increase when compared to $920.4 million at December 31, 2016. This increase in stockholders’ equity reflects increases in retained earnings of $13.8 million and legal surplus of $3.5 million. Book value per share was $17.56 at September 30, 2017 compared to $17.18 at December 31, 2016.

From December 31, 2016 to September 30, 2017, tangible common equity to total assets increased to 10.82% from 10.19%, Leverage capital ratio increased to 14.07% from 12.99%, Common Equity Tier 1 capital ratio increased to 14.89% from 14.05%, Tier 1 Risk-Based capital ratio increased to 19.53% from 18.35%, and Total Risk-Based capital ratio increased to 20.82% from 19.62%.

New Capital Rules to Implement Basel III Capital Requirements

OFG Bancorp and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board. The current risk-based capital standards applicable to OFG Bancorp and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2017, OFG Bancorp's and the Bank’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 15, which include common equity tier 1, Tier 1 capital, total capital and leverage capital as of September 30, 2017 and December 31, 2016, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the New Capital Rules at September 30, 2017 and December 31,  2016:

TABLE 15 — CAPITAL, DIVIDENDS AND STOCK DATA
	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$937,630	$920,411	1.9%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.89%	14.05%	6.0%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$633,401	627,733	0.9%
Minimum common equity tier 1 capital required	$191,367	201,040	-4.8%
Minimum capital conservation buffer required	$53,158	27,922	90.4%
Excess over regulatory requirement	$388,876	398,770	-2.5%
Risk-weighted assets	$4,252,605	4,467,556	-4.8%
Tier 1 risk-based capital ratio	19.53%	18.35%	6.4%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$830,640	$819,662	1.3%
Minimum tier 1 risk-based capital required	$255,156	$268,053	-4.8%
Excess over regulatory requirement	$575,484	$551,608	4.3%
Risk-weighted assets	$4,252,605	$4,467,556	-4.8%
Total risk-based capital ratio	20.82%	19.62%	6.1%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$885,523	$876,657	1.0%
Minimum total risk-based capital required	$340,208	$357,404	-4.8%
Excess over regulatory requirement	$545,315	$519,252	5.0%
Risk-weighted assets	$4,252,605	$4,467,556	-4.8%
Leverage capital ratio	14.07%	12.99%	8.3%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$830,640	$819,662	1.3%
Minimum tier 1 capital required	$236,105	$252,344	-6.4%
Excess over regulatory requirement	$594,535	$567,318	4.8%
Tangible common equity to total assets	10.82%	10.19%	6.2%
Tangible common equity to risk-weighted assets	16.01%	14.82%	8.0%
Total equity to total assets	14.91%	14.16%	5.3%
Total equity to risk-weighted assets	22.05%	20.60%	7.0%
Stock data:
Outstanding common shares	43,947,442	43,914,844	0.1%
Book value per common share	$17.56	$17.18	2.2%
Tangible book value per common share	$15.49	$15.08	2.7%
Market price at end of period	$9.15	$13.10	-30.2%
Market capitalization at end of period	$402,119	$575,284	-30.1%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2017, and December 31, 2016:

	September 30,	December 31,
	2017	2016
	(In thousands, except share or per share information)
Total stockholders' equity	$937,630	$920,411
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,569)	(4,260)
Customer relationship intangible	(1,486)	(1,900)
Total tangible common equity	$680,636	$662,312
Total assets	6,288,217	6,501,824
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,569)	(4,260)
Customer relationship intangible	(1,486)	(1,900)
Total tangible assets	$6,197,093	$6,409,595
Tangible common equity to tangible assets	10.98%	10.33%
Common shares outstanding at end of period	43,947,442	43,914,844
Tangible book value per common share	$15.49	$15.08

The tangible common equity ratio and tangible book value per common share are non-GAAP measures and, unlike Tier 1 capital and Common Equity Tier 1 capital, are not codified in the federal banking regulations. Management and many stock analysts use the tangible common equity ratio and tangible book value per common share in conjunction with more traditional bank capital ratios to compare the capital adequacy of banking organizations. Neither tangible common equity nor tangible assets or related measures should be considered in isolation or as a substitute for stockholders’ equity, total assets or any other measure calculated in accordance with GAAP. Moreover, the manner in which Oriental calculates its tangible common equity, tangible assets and any other related measures may differ from that of other companies reporting measures with similar names.

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. To mitigate these limitations, Oriental has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table presents Oriental’s capital adequacy information under the New Capital Rules:

	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$633,401	$627,733	0.9%
Additional tier 1 capital	197,239	191,929	2.8%
Tier 1 capital	830,640	819,662	1.3%
Additional Tier 2 capital	54,883	56,995	-3.7%
Total risk-based capital	$885,523	$876,657	1.0%
Risk-weighted assets:
Balance sheet items	$4,093,252	$4,307,817	-5.0%
Off-balance sheet items	159,353	159,739	-0.2%
Total risk-weighted assets	$4,252,605	$4,467,556	-4.8%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.89%	14.05%	6.0%
Tier 1 capital (minimum required - 6%)	19.53%	18.35%	6.4%
Total capital (minimum required - 8%)	20.82%	19.62%	6.1%
Leverage ratio	14.07%	12.99%	8.3%
Equity to assets	14.91%	14.16%	5.3%
Tangible common equity to assets	10.82%	10.19%	6.2%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2017 and December 31, 2016:

	September 30,	December 31,	Variance
	2017	2016	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	19.11%	17.96%	6.4%
Actual common equity tier 1 capital	$812,831	$800,544	1.5%
Minimum capital requirement (4.5%)	$191,421	$200,585	-4.6%
Minimum capital conservation buffer requirement (1.25% at June 30, 2017 - 0.625% at December 31, 2016)	$53,173	$27,859	90.9%
Minimum to be well capitalized (6.5%)	$276,497	$289,734	-4.6%
Tier 1 Capital to Risk-Weighted Assets	19.11%	17.96%	6.4%
Actual tier 1 risk-based capital	$812,831	$800,544	1.5%
Minimum capital requirement (6%)	$255,228	$267,447	-4.6%
Minimum to be well capitalized (8%)	$340,304	$356,596	-4.6%
Total Capital to Risk-Weighted Assets	20.39%	19.23%	6.1%
Actual total risk-based capital	$867,535	$857,259	1.2%
Minimum capital requirement (8%)	$340,304	$356,596	-4.6%
Minimum to be well capitalized (10%)	$425,380	$445,745	-4.6%
Total Tier 1 Capital to Average Total Assets	0.14%	12.75%	-98.9%
Actual tier 1 capital	$812,831	$800,544	1.5%
Minimum capital requirement (4%)	$235,364	$251,200	-6.3%
Minimum to be well capitalized (5%)	$294,204	$314,000	-6.3%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2017 and December 31, 2016, Oriental’s market capitalization for its outstanding common stock was $402.1 million ($9.15 per share) and $575.3 million ($13.10 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2017
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter ended September 30, 2017.

At September 30, 2017, the number of shares that may yet be purchased under such program is estimated at 844,902 and was calculated by dividing the remaining balance of $7.7 million by $9.15  (closing price of Oriental's common stock at September 30, 2017).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

Oriental’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk Officer and the Risk Management and Compliance Committee. Oriental has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

All aspects of Oriental’s business activities are susceptible to risk. Consequently, risk identification and monitoring are essential to risk management. As more fully discussed below, Oriental’s primary risk exposures include, market, interest rate, credit, liquidity, operational and concentration risks.

Market Risk

Market risk is the risk to earnings or capital arising from adverse movements in market rates or prices, such as interest rates or prices. Oriental evaluates market risk together with interest rate risk. Oriental’s financial results and capital levels are constantly exposed to market risk. The Board and management are primarily responsible for ensuring that the market risk assumed by Oriental complies with the guidelines established by policies approved by the Board. The Board has delegated the management of this risk to the Asset/Liability Management Committee (“ALCO”) which is composed of certain executive officers from the business, treasury and finance areas. One of ALCO’s primary goals is to ensure that the market risk assumed by Oriental is within the parameters established in such policies.

Interest Rate Risk

Interest rate risk is the exposure of Oriental’s earnings or capital to adverse movements in interest rates. It is a predominant market risk in terms of its potential impact on earnings. Oriental manages its asset/liability position in order to limit the effects of changes in interest rates on net interest income. ALCO oversees interest rate risk, liquidity management and other related matters.

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

On a quarterly basis, Oriental performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Instantaneous interest rate movements are also modeled. Simulations are carried out in two ways:

(i)     using a static balance sheet as Oriental had on the simulation date, and

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

Oriental uses a software application to project future movements in Oriental’s balance sheet and income statement. The starting point of the projections generally corresponds to the actual values of the balance sheet on the date of the simulations.

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2017 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$12,085	4.38%	$8,772	3.10%
+ 100 Basis points	$6,077	2.20%	$4,420	1.56%
- 50 Basis points	$(2,957)	-1.07%	$(2,030)	-0.72%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2017.

Oriental maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Oriental’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by Oriental’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. Oriental considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Oriental’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of Oriental’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 9 to the accompanying consolidated financial statements for further information concerning Oriental’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $868 thousand (notional amount of $35.5 million) was recognized at September 30, 2017 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2017, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $757 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $757 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of September 30, 2017, Oriental had $35.5 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $35.5 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for Oriental is its lending activities. In Puerto Rico, Oriental’s principal market, economic conditions are challenging, as they have been for the last ten years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of a federally created Fiscal Oversight Board. In addition, as was demonstrated with hurricanes Irma and Maria during the month of September 2017, Puerto Rico is an island in the Caribbean susceptible to natural disasters such as hurricanes and earthquakes. Such disasters can have a disproportionate impact on Puerto Rico because of the logistical difficulties of bringing relief to an island. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States additionally complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their business and the collateral may suffer significant damage.

Oriental manages its credit risk through a comprehensive credit policy which establishes sound underwriting standards by monitoring and evaluating loan portfolio quality, and by the constant assessment of reserves and loan concentrations. Oriental also employs proactive collection and loss mitigation practices.

Oriental may also encounter risk of default in relation to its securities portfolio. The securities held by Oriental are principally agency mortgage-backed securities. Thus, a substantial portion of these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government.

Oriental’s executive Credit Risk Committee, composed of its Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, Chief Risk Officer, and other senior executives, has primary responsibility for setting strategies to achieve Oriental’s credit risk goals and objectives. Those goals and objectives are set forth in Oriental’s Credit Policy as approved by the Board.

Liquidity Risk

Liquidity risk is the risk of Oriental not being able to generate sufficient cash from either assets or liabilities to meet obligations as they become due without incurring substantial losses. The Board has established a policy to manage this risk. Oriental’s cash requirements principally consist of deposit withdrawals, contractual loan funding, repayment of borrowings as these mature, and funding of new and existing investments as required.

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of September 30, 2017, Oriental had $282.5 million in repurchase agreements, excluding accrued interest, and $535.6 million in brokered deposits.

Brokered deposits are typically offered through an intermediary to small retail investors. Oriental’s ability to continue to attract brokered deposits is subject to variability based upon a number of factors, including volume and volatility in the global securities markets, Oriental’s credit rating, and the relative interest rates that it is prepared to pay for these liabilities. Brokered deposits are generally considered a less stable source of funding than core deposits obtained through retail bank branches. Investors in brokered deposits are generally more sensitive to interest rates and will generally move funds from one depository institution to another based on small differences in interest rates offered on deposits.

Although Oriental expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to Oriental, the availability and cost of Oriental’s funding sources could be adversely affected. In that event, Oriental’s cost of funds may increase, thereby reducing its net interest income, or Oriental may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. Oriental’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by Oriental or market-related events. In the event that such sources of funds are reduced or eliminated and Oriental is not able to replace these on a cost-effective basis, Oriental may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.

As of September 30, 2017, Oriental had approximately $720.7 million in unrestricted cash and cash equivalents, $810.3 million in investment securities that are not pledged as collateral, $849.5 million in borrowing capacity at the FHLB-NY.

     Operational Risk

Operational risk is the risk of loss from inadequate or failed internal processes, personnel and systems or from external events. All functions, products and services of Oriental are susceptible to operational risk.

Oriental faces ongoing and emerging risk and regulatory pressure related to the activities that surround the delivery of banking and financial products and services. Coupled with external influences such as the risk of natural disasters, market conditions, security risks, and legal risks, the potential for operational and reputational loss has increased. In order to mitigate and control operational risk, Oriental has developed, and continues to enhance, specific internal controls, policies and procedures that are designed to identify and manage operational risk at appropriate levels throughout the organization. The purpose of these policies and procedures is to provide reasonable assurance that Oriental’s business operations are functioning within established limits.

Oriental classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, Oriental has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the Executive Risk and Compliance Committee. Oriental also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected.  Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.

Oriental is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. Oriental has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. Oriental has a corporate compliance function headed by a Chief Compliance Officer who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The Chief Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.

Concentration Risk

Substantially all of Oriental’s business activities and a significant portion of its credit exposure are concentrated in Puerto Rico. As a consequence, Oriental’s profitability and financial condition may be adversely affected by an extended economic slowdown, adverse political, fiscal or economic developments in Puerto Rico or the effects of a natural disaster, all of which could result in a reduction in loan originations, an increase in non-performing assets, an increase in foreclosure losses on mortgage loans, and a reduction in the value of its loans and loan servicing portfolio.

ITEM 4.   CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this quarterly report on Form 10-Q, an evaluation was carried out under the supervision and with the participation of Oriental’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Oriental’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based upon such evaluation, the CEO and the CFO have concluded that, as of the end of such period, Oriental’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Oriental in the reports that it files or submits under the Exchange Act. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute assurance that it will detect or uncover failures within Oriental to disclose material information otherwise required to be set forth in Oriental’s periodic reports.

Internal Control over Financial Reporting

During the third quarter of 2017, Oriental’s internal control measures were modified to accommodate the operational changes that were required in the aftermath of hurricanes Irma and Maria. Alternate and mitigating controls were implemented to provide continued assurance of proper internal control over activities affecting financial reporting. These modifications of internal controls over financial reporting have not materially affected, and are not reasonably likely to materially affect, the Company’s internal control over financial reporting.

During the third quarter of 2017, we completed the migration of our accounting and financial reporting systems to a new platform. This implementation impacts various internal processes and controls for business activities within accounting, as well as financial reporting. Oriental believes that this new system and the related changes to internal controls will ultimately strengthen its internal controls over financial reporting.  However, there are inherent risks in implementing any new accounting and financial reporting system, and Oriental will continue to evaluate and test control changes to provide certification on the effectiveness, in all material respects, of its internal controls over financial reporting for the year ending December 31, 2017.

Except for the implementation described above, there were no changes in our internal control over financial reporting that occurred during the third quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART - II OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Oriental and its subsidiaries are defendants in a number of legal proceedings incidental to their business. Oriental is vigorously contesting such claims. Based upon a review by legal counsel and the development of these matters to date, management is of the opinion that the ultimate aggregate liability, if any, resulting from these claims will not have a material adverse effect on Oriental’s financial condition or results of operations.

ITEM 1A.   RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors previously disclosed in Oriental’s annual report on Form 10-K for the year ended December 31, 2016. In addition to other information set forth in this report, you should carefully consider the risk factors included in Oriental’s annual report on Form 10-K, as updated by this report or other filings Oriental makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to Oriental at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

Hurricanes Irma and Maria caused unprecedented catastrophic damages throughout Puerto Rico, our principal market area.

Puerto Rico is our principal market area, which is susceptible to hurricanes and tropical storms. Hurricane Maria, a category 4 storm, made landfall in Puerto Rico on September 20, 2017, less than two weeks after hurricane Irma, a category 5 storm, passed north of Puerto Rico leaving over a million local residents without electric power. Over a month after the hurricanes, most of Puerto Rico remains without electricity, many businesses are unable to operate, and government authorities are still struggling to deliver emergency supplies and clean drinking water to many communities outside the San Juan metropolitan area. Further, payment and delivery systems, including the U.S. Post Office, were unable to operate for weeks after hurricane Maria and some are still subject to significant delays. Hurricane Maria caused catastrophic property damages throughout Puerto Rico, including homes, businesses, roads, bridges, power lines, commercial establishments, and public facilities. In addition, it caused flooding in some areas, displaced many local residents, and severely disrupted business operations and economic activities. Although the hurricanes did not permanently affect our facilities, they affected our loan originations and impacted our deposit and customer base. Further, many properties and structures in Puerto Rico suffered extensive flood or wind damages, which may adversely affect the value of collateral securing our loans and, potentially, the ability of borrowers to repay their obligations to us.  Approximately 99.7% of our $4.1 billion loan portfolio as of September 30, 2017, consists of Puerto Rico-based borrowers, and 56.1% of such portfolio is secured by Puerto Rico real estate assets. Therefore, it is likely that loan delinquencies and restructurings will increase, particularly in the near term, as borrowers undertake recovery and clean-up efforts, including the pursuit of insurance claims. Our borrowers may also experience disruptions in their business or employment status. Such increases in delinquencies and restructurings would negatively affect our cash flows and, if not timely cured, would increase our non-performing assets and reduce our net interest income. We may also experience increases in total loan losses as loan delinquencies and restructurings increase if insurance proceeds and collateral values are insufficient to cover balances of loans in default.

We evaluated the impact of hurricanes Irma and Maria on our loan portfolios relative to the adequacy of the allowance for loan losses at September 30, 2017, and recorded an additional provision for loan losses of $27 million (pre-tax). However, the amount of loan losses relating to these hurricanes remains uncertain and the additional loan loss provision may not be sufficient to cover our actual loan losses. Alternatively, loan losses may not materialize due to adequate insurance coverage or the financial resources of borrowers, which may result in a reduction to the loan loss provision in a future period.

Collection and foreclosure court proceedings on our loans in default were also affected or delayed as a result of the impact that hurricane Maria had on the infrastructure of the Puerto Rico judiciary branch. The Office of the Administrator of the Courts (known by its Spanish acronym as “OAT”) announced that all deadlines between September 19 and November 30, 2017, would be reset for December 1, 2017. OAT also stated that except for specific instances in which a court reschedules a hearing or conference, all settings from November 1, 2017 onward will remain as scheduled. The hearings and conferences set to be held in courthouses that were significantly damaged by the hurricane, such as in the municipalities of Aguadilla, Bayamon and Utuado, have had to be relocated to nearby courthouses.

The severity and duration of the effects of these hurricanes will depend on a number of factors that are beyond our control, including the amount and timing of government, private and philanthropic financial assistance for the reconstruction of Puerto Rico’s critical infrastructure, the pace and magnitude of Puerto Rico’s economic recovery, and the extent to which property damages and business interruption losses caused by these natural disasters is covered by insurance. Also, changes to the Commonwealth’s fiscal plan, as mandated by the Financial Oversight and Management Board under PROMESA, increases in local unemployment, population decline due to migration, and further declines in Puerto Rico real estate values as a result of these hurricanes may be generally expected. Therefore, a significant uncertainty remains regarding the impact of these hurricanes on our business, financial condition, and results of operations.

Puerto Rico is susceptible to hurricanes and major storms, which could further deteriorate Puerto Rico’s economy and infrastructure.

Our branch network and most of our business is concentrated in Puerto Rico, which is susceptible to hurricanes and major storms that affect the local economy and the demand for our loans and financial services, as well as the ability of our customers to repay their loans. Any such natural disasters may further adversely affect Puerto Rico’s critical infrastructure, which is generally weak. This makes us vulnerable to downturns in Puerto Rico’s economy as a result of natural disasters, such as hurricanes Irma and Maria. Any subsequent hurricanes, major storms or similar natural disasters could further deteriorate Puerto Rico’s economy and infrastructure and negatively affect or disrupt our operations and customer base.

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

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101     The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 8, 2017
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: November 8, 2017
Maritza Arizmendi
Executive Vice President and Chief Financial Officer

By:	/s/ Vanessa de Armas	Date: November 8, 2017
Vanessa de Armas
Controller