Form 10-K
period 2017-12-31
OFG BANCORP
filed 2018-03-13
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☑         No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☑         No   ☐

Indicate by check mark if disclosure of delinquent filings pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐.................................	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Emerging Growth Company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Ac.t  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐         No   ☑

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $439.5 million as of June 30, 2017 based upon 43,947,442 shares outstanding and the reported closing price of $10.00 on the New York Stock Exchange on that date.

As of February 28, 2018, the Company had  43,968,342 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2018 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2017

TABLE OF CONTENTS

PART I

Item 1.	Business.........................................................................................................................................................................	1

Item 1A.	Risk Factors...................................................................................................................................................................	15

Item 1B.	Unresolved Staff Comments.......................................................................................................................................	23

Item 2.	Properties.......................................................................................................................................................................	23

Item 3.	Legal Proceedings.........................................................................................................................................................	23

Item 4.	Mine Safety Disclosures..............................................................................................................................................	23

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...........................................................................................................................................................	23

Item 6.	Selected Financial Data...............................................................................................................................................	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations...........................	28

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..............................................................................	83

Item 8.	Financial Statements and Supplementary Data........................................................................................................	88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................	208

Item 9A.	Controls and Procedures.............................................................................................................................................	208

Item 9B.	Other Information.........................................................................................................................................................	208

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.......	209

PART IV

Item 15.	Exhibits and Financial Statement Schedules ...........................................................................................................	210

FORWARD-LOOKING STATEMENTS

The information included in this annual report on Form 10-K contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements may relate to the financial condition, results of operations, plans, objectives, future performance and business of OFG Bancorp (“we,” “our,” “us” or “Oriental”), including, but not limited to, statements with respect to the adequacy of the allowance for loan losses, delinquency trends, market risk and the impact of interest rate changes, capital markets conditions, capital adequacy and liquidity, and the effect of legal proceedings and new accounting standards on the Oriental’s financial condition and results of operations. All statements contained herein that are not clearly historical in nature are forward-looking, and the words “anticipate,” “believe,” “continues,” “expect,” “estimate,” “intend,” “project” and similar expressions and future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” “can,” “may,” or similar expressions are generally intended to identify forward-looking statements.

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

All forward-looking statements included in this annual report on Form 10-K are based upon information available to Oriental as of the date of this report, and other than as required by law, including the requirements of applicable securities laws, Oriental assumes no obligation to update or revise any such forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

ITEM 1.      BUSINESS

General

Oriental is a publicly-owned financial holding company incorporated on June 14, 1996 under the laws of the Commonwealth of Puerto Rico, providing a full range of banking and financial services through its subsidiaries. Oriental is subject to the provisions of the U.S. Bank Holding Company Act of 1956, as amended, (the “BHC Act”) and accordingly, subject to the supervision and regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).

Oriental provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and investment brokerage; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, differentiating the Oriental brand through customer segmentation and innovative solutions, primarily in Puerto Rico. Oriental provides these services through various subsidiaries including, a commercial bank, Oriental Bank (the "Bank"), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and a commercial lender, OFG USA LLC ("OFG USA"), which is part of the Bank.  All of our subsidiaries are based in San Juan, Puerto Rico, except for OPC which is based in Boca Raton, Florida and OFG USA which is based in Cornelius, North Carolina. Oriental has 48 branches in Puerto Rico. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

Oriental’s strategy involves:

•        Expanding its ability to attract deposits and build relationships with customers by refining service delivery and providing innovative banking technologies for day-to-day customer transactions, and achieving sustainable levels of differentiation in the market;

•        Focusing on greater growth in commercial and consumer lending, trust and financial services and insurance products;

•        Improving operating efficiencies, and continuing to maintain effective asset-liability management;

•        Implementing a broad ranging effort to instill in employees and make customers aware of Oriental’s determination to effectively serve and advise its customer base in a responsive and professional manner; and

•        Matching its portfolio of investment securities with the related funding to achieve favorable spreads, and primarily investing in U.S. government-sponsored agency obligations.

Together with a highly experienced group of senior and mid-level executives and the benefits from the acquisitions of Eurobank Puerto Rico and the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), this strategy has resulted in sustained growth in Oriental’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing Oriental to distinguish itself in a highly competitive industry. Oriental is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance, but given market uncertainties and on a reasonable time horizon of three to five years, this strategy is expected to maintain its steady progress towards Oriental’s long-term goal.

Oriental’s principal funding sources are branch deposits, securities sold under agreements to repurchase, Federal Home Loan Bank (“FHLB”) advances, wholesale deposits, and subordinated capital notes. Through its branch network, Oriental Bank offers personal non-interest and interest-bearing checking accounts, savings accounts, certificates of deposit, individual retirement accounts (“IRAs”) and commercial non-interest bearing checking accounts. The FDIC insures the Bank’s deposit accounts up to applicable limits. Management makes retail deposit pricing decisions periodically, adjusting the rates paid on retail deposits in response to general market conditions and local competition. Pricing decisions take into account the rates being offered by other local banks, the London Interbank Offered Rate (“LIBOR”), and mainland U.S. market interest rates.

Segment Disclosure

Oriental has three reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organizational structure, nature of products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established annual goals involving different financial parameters such as net income, interest rate spread, loan production, and fees generated.

For detailed information regarding the performance of Oriental’s operating segments, please refer to Note 27 in Oriental’s accompanying consolidated financial statements.

Banking Activities

The Bank, Oriental’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 48 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is organized in Delaware. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”). The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. Oriental outsources the servicing of the residential mortgage loan portfolio acquired in 2012 as part of its acquisition of the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria (the "BBVAPR Acquisition") and services the GNMA, FNMA, and FHLMC pools that issues, and the rest of its residential mortgage loan portfolio.

Loan Underwriting

Auto loans:  Oriental provides financing for the purchase of new or used motor vehicles. These loans are generated mainly through dealers authorized and approved by the auto credit department committee of Oriental. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The credit scoring system is a fundamental part of the decision process.

Consumer loans:   Consumer loans include personal loans, credit cards, lines of credit and other loans made by banks to individual borrowers. All loan originations must be underwritten in accordance with Oriental’s underwriting criteria, and include an assessment of each borrower’s personal financial condition, including verification of income, assets, Fair Isaac Corporation ("FICO") score, and credit reports.

Residential mortgage loans:  All loan originations, regardless of whether originated through Oriental’s retail banking network or purchased from third parties, must be underwritten in accordance with Oriental’s underwriting criteria, including loan-to-value ratios, borrower income qualifications, debt ratios and credit history, investor requirements, and title insurance and property appraisal requirements. Oriental’s mortgage underwriting standards comply with the relevant guidelines set forth by the Department of Housing and Urban Development (“HUD”), VA, FNMA, FHLMC, federal and Puerto Rico banking regulatory authorities, as applicable. Oriental’s underwriting personnel, while operating within Oriental’s loan offices, make underwriting decisions independent of Oriental’s mortgage loan origination personnel.

Commercial loans:  Commercial loans include lines of credit and term facilities to finance business operations and to provide working capital for specific purposes, such as to finance the purchase of assets, equipment or inventory. Since a borrower’s cash flow from operations is generally the primary source of repayment, Oriental’s analysis of the credit risk focuses heavily on the borrower’s debt-repayment capacity. Commercial term loans generally have terms from one to five years, may be collateralized by the asset being acquired, real estate, or other available assets, and bear interest rates that float with the prime rate, LIBOR or another established index, or are fixed for the term of the loan. Lines of credit are extended to businesses based on an analysis of the financial strength and integrity of the borrowers and are generally secured primarily by real estate, accounts receivables or inventory, and have a maturity of one year or less. Such lines of credit bear an interest rate that floats with a base rate, the prime rate, LIBOR, or another established index.

Sale of Loans and Securitization Activities

Oriental may engage in the sale or securitization of the residential mortgage loans that it originates. Oriental is an approved issuer of GNMA-guaranteed mortgage-backed securities which involves the packaging of FHA loans, RHS loans and VA loans into pools.  Oriental can also act as issuer in the case of conforming conventional loans which involves grouping these types of loans into pools and issuing FNMA or FHLMC mortgage-backed securities. The issuance of mortgage-backed securities provides Oriental with the flexibility of either selling the security into the open market or retaining it on books. In the case of conforming conventional loans, Oriental may also sell such loans through the FNMA and FHLMC cash window programs.

Wealth Management Activities

Wealth management activities are generated by such businesses as securities brokerage, trust services, retirement planning, insurance, pension administration, and other financial services.

Oriental Financial Services is a Puerto Rico corporation and Oriental’s subsidiary engaged in securities brokerage activities in accordance with Oriental’s strategy of providing fully integrated financial solutions, covering various investment alternatives such as tax-advantaged fixed income securities, mutual funds, stocks, and bonds to retail and institutional clients. It also offers separately-managed accounts and mutual fund asset allocation programs sponsored by unaffiliated professional asset managers. These services are designed to meet each client’s specific needs and preferences, including transaction-based pricing and asset-based fee pricing. It has managed and participated in public offerings and private placements of debt and equity securities in Puerto Rico and has engaged in municipal securities business with the Commonwealth of Puerto Rico and its instrumentalities, municipalities, and public corporations. Oriental Financial Services, a member of FINRA and the Securities Investor Protection Corporation, is a registered securities broker-dealer pursuant to Section 15(b) of the Securities Exchange Act of 1934. The broker-dealer does not carry customer accounts and is, accordingly, exempt from the Customer Protection Rule (SEC Rule 15c3-3) pursuant to subsection (k)(2)(ii) of such rule. It clears securities transactions through Pershing LLC, a clearing agent that carries the accounts of its customers on a “fully disclosed” basis.

Oriental Insurance is a Puerto Rico limited liability company and Oriental’s subsidiary engaged in insurance agency services. It was established by Oriental to take advantage of the cross-marketing opportunities provided by financial modernization legislation.

Oriental Insurance currently earns commissions by acting as a licensed insurance agent in connection with the issuance of insurance policies by unaffiliated insurance companies and continues to cross market its services to Oriental’s existing customer base.

OPC, a Florida corporation, is Oriental’s subsidiary engaged in the administration of retirement plans in the U.S., Puerto Rico, and the Caribbean.

Corporate and individual trust services are provided by the Bank’s trust division.

Treasury Activities

Treasury activities encompass all of Oriental’s treasury-related functions. Oriental’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies, Puerto Rico government and agency obligations and money market instruments. Agency mortgage-backed securities, the largest component of the investment portfolio, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of Oriental is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. Oriental also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. Oriental encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that Oriental has been able to compete effectively for deposits and loans by offering a variety of transaction account products and loans with competitive terms, by emphasizing the quality of its service, by pricing its products at competitive interest rates, by offering convenient branch locations, and by offering financial planning and financial services at most of its branch locations. The phase-out consolidation of three failed Puerto Rico banks in 2010 and the failure of another Puerto Rico bank in 2015 has created an environment for more rational loan and deposit pricing. Oriental’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

 Regulation and Supervision

General

Oriental is a financial holding company subject to supervision and regulation by the Federal Reserve Board under the BHC Act, as amended by the Gramm-Leach-Bliley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “ Dodd-Frank Act”). The qualification requirements and the process for a bank holding company that elects to be treated as a financial holding company requires that a bank holding company and all of the subsidiary banks controlled by it at the time of election must be and remain at all times “well capitalized” and “well managed.”

Oriental elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under the Gramm-Leach-Bliley Act, if Oriental fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require Oriental to divest control of its depository institution subsidiary or alternatively cease conducting activities that are not permissible for bank holding companies that are not financial holding companies.

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

Oriental is required to file with the Federal Reserve Board and the SEC periodic reports and other information concerning its own business operations and those of its subsidiaries. In addition, Federal Reserve Board approval must also be obtained before a bank holding company acquires all or substantially all of the assets of another bank or merges or consolidates with another bank holding company. The Federal Reserve Board also has the authority to issue cease and desist orders against bank holding companies and their non-bank subsidiaries.

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

Oriental’s mortgage banking business is subject to the rules and regulations of FHA, VA, RHS, FNMA, FHLMC, HUD and GNMA with respect to the origination, processing, servicing and selling of mortgage loans and the sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisal reports, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, the Truth-in-Lending Act, the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Oriental is also subject to regulation by the OCFI with respect to, among other things, licensing requirements and maximum origination fees on certain types of mortgage loan products.

Oriental and its subsidiaries are subject to the rules and regulations of certain other regulatory agencies. Oriental Financial Services, as a registered broker-dealer, is subject to the supervision, examination and regulation of FINRA, the SEC, and the OCFI in matters relating to the conduct of  its securities business, including record keeping and reporting requirements, supervision and licensing of employees, and obligations to customers.

Oriental Insurance is subject to the supervision, examination and regulation of the Office of the Commissioner of Insurance of Puerto Rico in matters relating to insurance sales, including but not limited to, licensing of employees, sales practices, charging of commissions and reporting requirements.

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implements a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s.  It has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as Oriental, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act establishes a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including Oriental. A few provisions of the Dodd-Frank Act became effective immediately, while various provisions have become effective in stages. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and most are subject to implementing regulations.

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

Holding Company Structure

The Bank is subject to restrictions under federal laws that limit the transfer of funds to its affiliates (including Oriental), whether in the form of loans, other extensions of credit, investments or asset purchases, among others. Such transfers are limited to 10% of the transferring institution’s capital stock and surplus with respect to any affiliate (including Oriental), and, with respect to all affiliates, to an aggregate of 20% of the transferring institution’s capital stock and surplus. Furthermore, such loans and extensions of credit are required to be secured in specified amounts, carried out on an arm’s length basis, and consistent with safe and sound banking practices.

Under the Dodd-Frank Act, a bank holding company, such as Oriental, must serve as a source of financial strength for any subsidiary depository institution. The term “source of financial strength” is defined as the ability of a company to provide financial assistance to its insured depository institution subsidiaries in the event of financial distress at such subsidiaries. This support may be required at times when, absent such requirement, the bank holding company might not otherwise provide such support. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain capital of a subsidiary bank will be assumed by the bankruptcy trustee and be entitled to a priority of payment. In addition, any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary bank. The Bank is currently the only depository institution subsidiary of Oriental.

Since Oriental is a financial holding company, its right to participate in the assets of any subsidiary upon the latter’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors (including depositors in the case of the Bank) except to the extent that Oriental is a creditor with recognized claims against the subsidiary.

Dividend Restrictions

The principal source of funds for Oriental is the dividends from the Bank. The ability of the Bank to pay dividends on its common stock is restricted by the Puerto Rico Banking Act of 1933, as amended (the “Banking Act”), the Federal Deposit Insurance Act, as amended (the “FDIA”), and the FDIC regulations. In general terms, the Banking Act provides that when the expenditures of a bank are greater than its receipts, the excess of expenditures over receipts shall be charged against the undistributed profits of the bank and the balance, if any, shall be charged against the required reserve fund of the bank. If there is no sufficient reserve fund to cover such balance in whole or in part, the outstanding amount shall be charged against the bank’s capital account. The Banking Act provides that until said capital has been restored to its original amount and the reserve fund to 20% of the original capital, the bank may not declare any dividends. In general terms, the FDIA and the FDIC regulations restrict the payment of dividends when a bank is undercapitalized, when a bank has failed to pay insurance assessments, or when there are safety and soundness concerns regarding a bank.

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

Prompt Corrective Action Regulations

Pursuant to the Dodd-Frank Act, federal banking agencies adopted capital rules that became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

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

 Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2017, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

Regulatory Capital Requirements

Under the Dodd-Frank Act, federal banking regulators are required to establish minimum leverage and risk-based capital requirements, on a consolidated basis, for insured institutions, depository institution holding companies, and non-bank financial companies supervised by the Federal Reserve Board. The minimum leverage and risk-based capital requirements are to be determined based on the minimum ratios established for insured depository institutions under prompt corrective action regulations. In effect, such provision of the Dodd-Frank Act, which is commonly known as the Collins Amendment, applies to bank holding companies the same leverage and risk-based capital requirements that apply to insured depository institutions. Because the capital requirements must be the same for insured depository institutions and their holding companies, the Collins Amendment generally excludes certain debt or equity instruments, such as cumulative perpetual preferred stock and trust preferred securities, from Tier 1 Capital, subject to a three-year phase-out from Tier 1 qualification for such instruments issued before May 19, 2010, which phase-out commenced on January 1, 2014 for advanced approaches banking organizations and January 1, 2015 for other bank holding companies with consolidated assets of $15 billion or more as of December 31, 2009. However, such instruments issued before May 19, 2010 by a bank holding company, such as Oriental, with a total consolidated assets of less than $15 billion as of December 31, 2009, are not affected by the Collins Amendments, are “grandfathered” under the new capital rules, and may continue to be included in tier 1 Capital as a restricted core capital element.

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

Failure to meet the capital guidelines could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2017, Oriental was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

Safety and Soundness Standards

Section 39 of the FDIA, as amended by FDICIA, requires each federal banking agency to prescribe for all insured depository institutions standards relating to internal control, information systems, and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, and such other operational and managerial standards as the agency deems appropriate. In addition, each federal banking agency is also required to adopt for all insured depository institutions standards relating to asset quality, earnings and stock valuation that the agency determines to be appropriate. Finally, each federal banking agency is required to prescribe standards for the employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation, benefits and other arrangements that are excessive or that could lead to a material financial loss for the institution. If an institution fails to meet any of the standards described above, it will be required to submit to the appropriate federal banking agency a plan specifying the steps that will be taken to cure the deficiency. If the institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution to correct the deficiency and, until it is corrected, may impose other restrictions on the institution, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA.

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

Sections 22(g) and 22(h) of the Federal Reserve Act place restrictions on loans by a bank to executive officers, directors, and principal shareholders. Regulation O of the Federal Reserve Board implements these provisions. Under Section 22(h) and Regulation O, loans to a director, an executive officer and a greater-than-10% shareholder of a bank and certain of their related interests (collectively “insiders”), and insiders of its affiliates, may not exceed, together with all other outstanding loans to such person and its related interests, the bank’s single borrower limit (generally equal to 15% of the institution’s unimpaired capital and surplus). Section 22(h) and Regulation O also require that loans to insiders and insiders of affiliates be made on terms substantially the same as offered in comparable transactions to other persons, unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the bank and (ii) does not give preference to insiders over other employees of the bank. Section 22(h) and Regulation O also require prior board of directors’ approval for certain loans, and the aggregate amount of extensions of credit by a bank to all insiders cannot exceed the institution’s unimpaired capital and surplus. Furthermore, Section 22(g) and Regulation O place additional restrictions on loans to executive officers.

Community Reinvestment Act

Under the Community Reinvestment Act (“CRA”), a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings. Oriental has a Compliance Department that oversees the planning of products and services offered to the community, especially those aimed to serve low and moderate income communities.

USA Patriot Act

Under Title III of the USA Patriot Act, also known as the International Money Laundering Abatement and Anti-Terrorism Financing Act of 2001, all financial institutions, including Oriental, Oriental Financial Services, and the Bank, are required in general to identify their customers, adopt formal and comprehensive anti-money laundering programs, scrutinize or prohibit altogether certain transactions of special concern, and be prepared to respond to inquiries from U.S. law enforcement agencies concerning their customers and their transactions.

The U.S. Treasury Department (the “US Treasury”) has issued a number of regulations implementing the USA Patriot Act that apply certain of its requirements to financial institutions. The regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing.

Failure of a financial institution to comply with the USA Patriot Act’s requirements could have serious legal consequences for the institution. Oriental and its subsidiaries, including the Bank, have adopted policies, procedures and controls to address compliance with the USA Patriot Act under existing regulations, and will continue to revise and update their policies, procedures and controls to reflect changes required by the USA Patriot Act and the US Treasury’s regulations.

Privacy Policies

Under the Gramm-Leach-Bliley Act, all financial institutions are required to adopt privacy policies, restrict the sharing of nonpublic customer data with nonaffiliated parties at the customer’s request, and establish procedures and practices to protect customer data from unauthorized access. Oriental and its subsidiaries have established policies and procedures to assure Oriental’s compliance with all privacy provisions of the Gramm-Leach-Bliley Act.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act of 2002 (“SOX”) implemented a range of corporate governance and accounting measures to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of disclosures under federal securities laws. In addition, SOX established membership requirements and responsibilities for the audit committee, imposed restrictions on the relationship between Oriental and external auditors, imposed additional responsibilities for the external financial statements on the chief executive officer and the chief financial officer, expanded the disclosure requirements for corporate insiders, required management to evaluate its disclosure controls and procedures and its internal control over financial reporting, and required the auditors to issue a report on the internal control over financial reporting.

Oriental has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of Oriental’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Oriental; management’s assessment as to the effectiveness of Oriental’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of Oriental’s internal control over financial reporting. As of December 31, 2017 Oriental’s management concluded that its internal control over financial reporting was effective.

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

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2017 and 2016, legal surplus amounted to $81.5 million and $76.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

The Puerto Rico Finance Board is composed of the Commissioner of Financial Institutions of Puerto Rico; the Executive Director of the Puerto Rico Fiscal Agency and Finance Advisory Authority: the Presidents of the Economic Development Bank for Puerto Rico and the Puerto Rico Planning Board; the Secretaries of Commerce and Economic Development, Treasury and Consumer Affairs of Puerto Rico; the Commissioner of Insurance of Puerto Rico; and the President of the Public Corporation for Insurance and Supervision of Puerto Rico Credit Unions. It has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and unincorporated businesses in the Commonwealth. The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and unincorporated businesses is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is presently no maximum rate for retail installment sales contracts and for credit card purchases.

Puerto Rico Internal Revenue Code

Puerto  Rico tax laws are mostly embodied in the Puerto Rico Internal Revenue Code of 2011, as amended (the "PR Code”).  Under the PR Code, a corporation pays taxes at a fixed rate of 20% plus surtax that ranges from 5% for net income in excess of $75,000 to 19% for net income in excess of $275,000.  The result is a maximum combined rate of 39% under the PR Code.  The Bank and each other subsidiary of Oriental are treated as separate taxable corporations and are not entitled to file consolidated returns.  The PR Code also provides a dividends-received deduction of 100% on dividends received from "controlled subsidiaries" subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Act No. 77 of 2014 amended the PR Code to increase the Puerto Rico capital gains tax rate from 15% to 20%, and for an asset to be considered long term capital asset, the holding period must be over a year, which before the enactment of this law was defined as having a holding period of over six months. The PR Code was also amended by Act No. 72 of 2015. The most relevant provisions of the Act 72, as applicable to Oriental, for taxable years beginning after December 31, 2014, are as follows: (i) a new definition of “large taxpayers,” which require them to file their tax return following a special procedure established by the Secretary of the Treasuryof Puerto Rico, (ii) net operating losses carried forward may be deducted up to 70% of the alternative minimum net income for purposes of computing the alternative minimum tax, and (iii) net operating losses carried forward may be deducted up to 80% of the net income for purposes of computing the regular corporate income tax. Other amendments to the PR Code, for example, include, for example, an increase of the sales and use tax ("SUT") from 7% to 11.5%, effective July 1, 2015, and a special 4% SUT for certain business services previously exempted from the SUT, effective October 1, 2015.

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

      Employees

At December 31, 2017, Oriental had 1,408 employees. None of its employees is represented by a collective bargaining group. Oriental considers its employee relations to be good.

       Internet Access to Reports

Oriental’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any and all amendments to such reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available free of charge on or through the “SEC filings” link of Oriental’s internet website at www.ofgbancorp.com, as soon as reasonably practicable after Oriental electronically files such material with, or furnishes it to, the SEC.

Oriental’s corporate governance principles and guidelines, code of business conduct and ethics, and the charters of its audit committee, compensation committee, risk and compliance committee, and corporate governance and nominating committee are available free of charge on Oriental’s website at www.ofgbancorp.com  under the corporate governance link. Oriental’s code of business conduct and ethics applies to its directors, officers, employees and agents, including its principal executive, financial and accounting officers.

ITEM 1A.      RISK FACTORS

In addition to other information set forth in this report, you should carefully consider the following risk factors, as updated by other filings Oriental makes with the SEC under the Securities Exchange Act of 1934. Additional risks and uncertainties not presently known to us at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

ECONOMIC AND MARKET CONDITIONS RISK

Most of our business is conducted in Puerto Rico, which is experiencing a deep economic recession, a downturn in the real estate market, and a government fiscal and liquidity crisis.

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

The Puerto Rico economy has been in a recession since 2006, and the Commonwealth government currently faces a severe fiscal and liquidity crisis as a result of many years of significant budget deficits, among other factors.  Puerto Rico also faces high unemployment, unprecedented population decline, and high levels of government debt and pension obligations. In anticipation of a widespread default on the Puerto Rico government’s debt, the United States federal government enacted the Puerto Rico Oversight, Management, and Economic Stability Act ("PROMESA") to, among other things, create a Fiscal Oversight and Management Board with broad powers over the Puerto Rico government’s finances, to create a legal process to restructure the Puerto Rico government’s debts, and to temporarily stay the enforcement of debts.

The Commonwealth's government has generally defaulted in its debt-service obligations and it is currently, along with all of its agencies and some of its public corporations, in a court-supervised debt-restructuring process under Title III of PROMESA.

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

Puerto Rico is our principal market area, which is susceptible to hurricanes and tropical storms. Hurricane Maria, a category 4 storm, made landfall in Puerto Rico on September 20, 2017, less than two weeks after hurricane Irma, a category 5 storm, passed north of Puerto Rico leaving over a million local residents without electric power. Over five months after the hurricanes, almost 40% of Puerto Rico was without electricity. Hurricane Maria caused catastrophic property damages throughout Puerto Rico, including homes, businesses, roads, bridges, power lines, commercial establishments, and public facilities. In addition, it caused flooding in some areas, displaced many local residents, and severely disrupted business operations and economic activities. Although the hurricanes did not permanently affect our facilities, they affected our loan originations and impacted our deposit and customer base. Further, many properties and structures in Puerto Rico suffered extensive flood or wind damages, which may adversely affect the value of collateral securing our loans and, potentially, the ability of borrowers to repay their obligations to us.  Approximately 99% of our $4.1 billion loan portfolio as of December 31, 2017, consists of Puerto Rico-based borrowers, and 55% of such portfolio is secured by Puerto Rico real estate assets. Therefore, it is likely that loan delinquencies and restructurings will increase, particularly in the near term, as borrowers undertake recovery and clean-up efforts, including the pursuit of insurance claims. Our borrowers may also experience disruptions in their business or employment status. Such increases in delinquencies and restructurings would negatively affect our cash flows and, if not timely cured, would increase our non-performing assets and reduce our net interest income. We may also experience increases in total loan losses as loan delinquencies and restructurings increase if insurance proceeds and collateral values are insufficient to cover balances of loans in default.

We evaluated the impact of hurricanes Irma and Maria on our loan portfolios relative to the adequacy of the allowance for loan losses at September 30, 2017 and December 31, 2017, and recorded additional provisions for loan losses of $27 million and $5.4 million (pre-tax), respectively. However, the amount of loan losses relating to these hurricanes remains uncertain and the additional loan loss provision may not be sufficient to cover our actual loan losses. Alternatively, loan losses may not materialize due to adequate insurance coverage or the financial resources of borrowers, which may result in a reduction to the loan loss provision in a future period.

Collection and foreclosure court proceedings on our loans in default were also affected or delayed as a result of the impact that hurricane Maria had on the infrastructure of the Puerto Rico judiciary branch. The Office of the Administrator of the Courts (known by its Spanish acronym as “OAT”) announced that all deadlines between September 19 and November 30, 2017, would be reset for December 1, 2017. OAT also stated that except for specific instances in which a court reschedules a hearing or conference, all settings from November 1, 2017 onward remain as scheduled. The hearings and conferences set to be held in courthouses that were significantly damaged by the hurricane, such as in the municipalities of Aguadilla, Bayamon and Utuado, had to be relocated to nearby courthouses.

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

Changes in interest rates could reduce Oriental’s net interest income

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

At December 31, 2017, we had approximately $145.2 million of credit exposure to four Puerto Rico municipalities. This credit exposure consists of collateralized loans or obligations that have special additional property tax revenues pledged for their repayment.

The Puerto Rico government faces a number of severe economic and fiscal challenges that are expected to require a significant government restructuring, as well as severe austerity measures to close its significant budget deficit.

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

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2017, we repurchased $3.2 million of loans from GNMA and FNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

We have established reserves in our consolidated financial statements for potential losses that are considered to be both probable and reasonably estimable related to the mortgage loans sold by us. The adequacy of the reserve and the ultimate amount of losses incurred will depend on, among other things, the actual future mortgage loan performance, the actual level of future repurchase and indemnification requests, the actual success rate of claimants, developments in litigation related to us and the industry, actual recoveries on the collateral and macroeconomic conditions (including unemployment levels and housing prices). Due to uncertainties relating to these factors, there can be no assurance that our reserves will be adequate or that the total amount of losses incurred will not have a material adverse effect upon our financial condition or results of operations. For additional information related to our allowance for loan and lease losses, see “Note 7—Allowance for Loan and Lease Losses” to our consolidated financial statements included in this annual report on Form 10-K.

A continuing decline in the real estate market would likely result in an increase in delinquencies, defaults and foreclosures and in a reduction in loan origination activity, which would adversely affect our financial results.

The residential mortgage loan origination business has historically been cyclical, enjoying periods of strong growth and profitability followed by periods of lower volumes and industry-wide losses. The market for residential mortgage loan originations in Puerto Rico is currently in decline, and this trend could also reduce the level of mortgage loans that we may originate in the future and may adversely impact our business. During periods of rising interest rates, refinancing originations for many mortgage products tend to decrease as the economic incentives for borrowers to refinance their existing mortgage loans are reduced. In addition, the residential mortgage loan origination business is impacted by home values. A significant trend of decreasing values in several housing segments in Puerto Rico continues to be experienced. There is a risk that a reduction in housing values could negatively impact our loss levels on the mortgage loan portfolio because the value of the homes underlying the loans is a primary source of repayment in the event of foreclosure.

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the ongoing recession, we have experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates have decreased recently, due in part to our optional and temporary moratorium on most retail loans and some commercial loan, they may increase if the recession continues or worsens. If there is another decline in economic activity, additional increases in the allowance for loan and lease losses could be necessary with further adverse effects on our profitability.

Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price received on the sale of such loans, and the value of the mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower defaults. For a discussion of the impact of the Puerto Rico economy on our business operations, see “Most of our business is conducted in Puerto Rico, which is experiencing a deep economic recession, a downturn in the real estate market, and a government fiscal and liquidity crisis.”

OPERATIONS AND BUSINESS RISK

Non-Compliance with USA Patriot Act, Bank Secrecy Act, or other laws and regulations could result in fines and other sanctions.

Financial institutions are generally required under the USA Patriot Act and the Bank Secrecy Act to develop programs to prevent such financial institutions from being used for money-laundering and terrorist financing activities. Financial institutions are generally also required to file suspicious activity reports with the Financial Crimes Enforcement Network of the U.S. Treasury Department if such activities are detected. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. We have developed a compliance program reasonably designed to ensure compliance with such laws and regulations. Our failure or the inability to comply with these regulations could result in enforcement actions, fines or penalties, curtailment of expansion opportunities, intervention or sanctions by regulators, costly litigation, or expensive additional internal controls and systems.

We are subject to security and operational risks related to our use of technology, including the risk of cyber-attack or cyber theft.

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

Such incidents may include unauthorized access to our digital systems for purposes of misappropriation of assets, gaining access to sensitive information, corrupting data, or causing operational disruption.  Although our information technology structure continue to be subject to cyber attacks, we have not, to our knowledge, experience a breach of cyber-security. Such an event could compromise our confidential information, as well as that of our customers and third parties with whom we interact with and may result in negative consequences.

While we have policies and procedures designated to prevent or limit the effects of a possible security breach of our information systems, if unauthorized persons were somehow to get access to confidential information in our possession or to our proprietary information, it could result in significant legal and financial exposure, damage to our reputation or a loss of confidence in the security of our systems that could adversely affect our business. Though we have insurance against some cyber-risks and attacks, it may not be sufficient to offset the impact of a material loss event.

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

A comprehensive risk management function is essential to the financial and operational success of our business. The types of risk we monitor and seek to manage include, but are not limited to, operational, technological, organizational, market, fiduciary, legal, compliance, liquidity and credit risks. We have adopted various policies, procedures and systems to monitor and manage these risks. There can be no assurance that those policies, procedures and systems are adequate to identify and mitigate all risks inherent in our various businesses. Our businesses and the markets in which we operate are also continuously evolving. If we fail to fully understand the implications of changes in our business or the financial markets and to adequately or timely enhance the risk framework to address those changes, we could incur losses. In addition, in a difficult or less liquid market environment, our risk management strategies may not be effective because other market participants may be attempting to use the same or similar strategies to deal with the challenging market conditions. In such circumstances, it may be difficult for us to reduce our risk positions due to the activity of such other market participants.

LIQUIDITY RISK

 Our business could be adversely affected if we cannot maintain access to stable funding sources.

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and FRB-NY; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 14% of our total interest-bearing liabilities as of December 31, 2017.

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

We expect to have continued access to credit from the foregoing sources of funds. However, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to us, the availability and cost of funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing the net interest income, or we may need to dispose of a portion of the investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon such dispositions. The interest rates that we pay on our securities are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market-related events. In the event that such sources of funds are reduced or eliminated and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, make payments on corporate debt securities and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which Oriental Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Further, under the new capital rules adopted by the federal banking regulatory agencies, a banking organization will need to hold a capital conservation buffer (composed of common equity tier 1 capital) greater than 2.5% of total risk-weighted assets to avoid limitations on capital distributions and discretionary bonus payments.  Compliance with the capital conservation buffer is determined as of the end of the calendar quarter prior to any such capital distribution or discretionary bonus payment, and is subject to a three-year transition period beginning in 2016.

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

Our operations are subject to extensive regulation by federal and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on all or part of our operations. Because our business is highly regulated, the laws, rules and regulations applicable to us are subject to regular modification and change. For example, the Dodd-Frank Act has a broad impact on the financial services industry, including significant regulatory and compliance changes, as discussed under the subheading “Dodd-Frank Wall Street Reform and Consumer Protection Act” in Item 1of this annual report. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.

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

Our goodwill and other intangible assets could be determined to be impaired in the future and could decrease Oriental’s earnings.

We are required to test our goodwill, core deposit and customer relationship intangible assets for impairment on a periodic basis. The impairment testing process considers a variety of factors, including the current market price of our common shares, the estimated net present value of our assets and liabilities, and information concerning the terminal valuation of similarly situated insured depository institutions. If an impairment determination is made in a future reporting period, our earnings and the book value of these intangible assets will be reduced by the amount of the impairment. If an impairment loss is recorded, it will have little or no impact on the tangible book value of our common shares or our regulatory capital levels, but such an impairment loss could significantly restrict Oriental’s ability to make dividend payments without prior regulatory approval.

Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2017, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition, $3.3 million of core deposit intangible in connection with the FDIC-assisted Eurobank acquisition and the BBVAPR Acquisition, and $1.3 million of customer relationship intangible in connection with the BBVAPR Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets.  If such assets become impaired, it could have a negative impact on our results of operations.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

In an effort to address the Commonwealth’s ongoing fiscal problems, the Puerto Rico government has enacted tax reform in the past and is expected to do so in the future. In 2014, the government of Puerto Rico approved an amendment to the PR Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. In addition, in May 2015, the government approved an increase in the Puerto Rico sales and use tax, effective July 1, 2015, from 7% to 11.5%, expanded the sales and use tax to certain business services that were previously exempt. Legislative changes, particularly changes in tax laws, could adversely impact our results of operations.

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

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Oriental owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center. Oriental operates a full service branch at the plaza level and our centralized units and subsidiaries occupy approximately 74% of the office floor space. Approximately 14% of the office space is leased to outside tenants and 12% is available for lease.

The Bank owns nine branch premises and leases thirty nine branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2017, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by Oriental, was $34.3 million.

Oriental’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2017, was $114.9 million, gross of accumulated depreciation.

ITEM 3.      LEGAL PROCEEDINGS

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for Oriental’s common stock for each quarter in the years ended December 31, 2017 and 2016, as well as cash dividends declared for such periods is set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by Oriental and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this annual report.

As of December 31, 2017, Oriental had approximately 4,355 holders of record of its common stock, including all directors and officers of Oriental, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in Oriental’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2012, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
OFG Bancorp	100.00	131.91	129.25	58.67	107.80	79.17
Russell 2000	100.00	138.82	145.62	139.19	168.85	193.58
SNL Bank	100.00	137.30	153.48	156.10	197.23	232.91

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this annual report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2017, 2016, 2015, 2014, AND 2013

	Year Ended December 31,
	2017	2016	2015	2014	2013
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$345,647	$356,592	$406,568	$485,257	$493,632
Interest expense	41,475	57,165	69,196	76,782	83,960
Net interest income	304,172	299,427	337,372	408,475	409,672
Provision for loan and lease losses	113,139	65,076	161,501	60,640	72,894
Net interest income after provision for loan and leases losses	191,033	234,351	175,871	347,835	336,778
Non-interest income	78,687	66,819	52,576	17,323	17,095
Non-interest expenses	201,631	215,990	248,505	242,725	264,136
Income (loss) before taxes	68,089	85,180	(20,058)	122,433	89,737
Income tax (benefit) expense	15,443	25,994	(17,554)	37,252	(8,709)
Net income (loss)	52,646	59,186	(2,504)	85,181	98,446
Less: dividends on preferred stock	(13,862)	(13,862)	(13,862)	(13,862)	(13,862)
Income (loss) available to common shareholders	$38,784	$45,324	$(16,366)	$71,319	$84,584
PER SHARE DATA:
Basic	$0.88	$1.03	$(0.37)	$1.58	$1.85
Diluted	$0.88	$1.03	$(0.37)	$1.50	$1.73
Average common shares outstanding	43,939	43,913	51,455	45,024	45,706
Average common shares outstanding and equivalents	51,096	51,088	44,231	52,326	53,033
Cash dividends declared per common share	$0.24	0.24	0.36	0.34	0.26
Cash dividends declared on common shares	$10,553	10,544	15,932	15,286	11,875
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.84%	0.88%	-0.03%	1.10%	1.15%
Return on average tangible common stockholders' equity	5.64%	6.94%	-2.47%	10.91%	14.01%
Return on average common equity (ROE)	4.98%	6.08%	-2.16%	9.50%	12.03%
Equity-to-assets ratio	15.27%	14.16%	12.64%	12.65%	10.85%
Efficiency ratio	53.99%	57.82%	60.00%	49.90%	53.45%
Interest rate spread	5.15%	4.74%	4.95%	5.79%	5.46%
Interest rate margin	5.23%	4.82%	5.03%	5.84%	5.46%

	December 31,
	2017	2016	2015	2014	2013
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,166,050	$1,362,511	$1,615,872	$1,402,056	$1,614,809
Loans and leases, net	4,056,329	4,147,692	4,434,213	4,826,646	5,019,419
Total investments and loans	$5,222,379	$5,510,203	$6,050,085	$6,228,702	$6,634,228
Deposits and borrowings
Deposits	$4,799,482	$4,664,487	$4,717,751	$4,924,406	$5,383,265
Securities sold under agreements to repurchase	192,869	653,756	934,691	980,087	1,267,618
Other borrowings	135,879	141,598	436,843	439,919	439,816
Total deposits and borrowings	$5,128,230	$5,459,841	$6,089,285	$6,344,412	$7,090,699
Stockholders’ equity
Preferred stock	$176,000	$176,000	$176,000	$176,000	$176,000
Common stock	52,626	52,626	52,626	52,626	52,707
Additional paid-in capital	541,600	540,948	540,512	539,311	538,071
Legal surplus	81,454	76,293	70,435	70,435	61,957
Retained earnings	200,878	177,808	148,886	181,184	133,629
Treasury stock, at cost	(104,502)	(104,860)	(105,379)	(97,070)	(80,642)
Accumulated other comprehensive (loss) income	(2,949)	1,596	13,997	19,711	3,191
Total stockholders' equity	$945,107	$920,411	$897,077	$942,197	$884,913
Per share data
Book value per common share	$17.73	$17.18	$16.67	$17.40	$15.74
Tangible book value per common share	$15.67	$15.08	$14.53	$15.25	$13.60
Market price at end of period	$9.40	$13.10	$7.32	$16.65	$17.34
Capital ratios
Leverage capital	13.92%	12.99%	11.18%	10.61%	9.06%
Tier 1 common equity to risk-weighted assets	N/A	N/A	N/A	11.88%	10.46%
Common equity Tier 1 capital ratio	14.59%	14.05%	12.14%	N/A	N/A
Tier 1 risk-based capital	19.05%	18.35%	15.99%	16.02%	14.38%
Total risk-based capital	20.34%	19.62%	17.29%	17.57%	16.16%
Financial assets managed
Trust assets managed	$3,039,998	$2,850,494	$2,691,423	$2,841,111	$2,796,923
Broker-dealer assets gathered	2,250,460	2,350,718	2,374,709	2,622,001	2,493,324
Total assets managed	$5,290,458	$5,201,212	$5,066,132	$5,463,112	$5,290,247

The ratios shown below demonstrate Oriental’s ability to generate sufficient earnings to pay the fixed charges or expenses of its debt and preferred stock dividends. Oriental’s consolidated ratios of earnings to combined fixed charges and preferred stock dividends were computed by dividing earnings by combined fixed charges and preferred stock dividends, as specified below, using two different assumptions, one excluding interest on deposits and the second including interest on deposits:

	Year Ended December 31,
	2017	2016	2015	2014	2013
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding interests on deposits	2.91x	2.60x	(A)	2.81x	2.26x
Including interests on deposits	1.92x	1.97x	(A)	2.16x	1.75x

(A) In 2015, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Company would have had to generate additional earnings of $34 million to achieve a ratio of 1:1 in 2015.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and Oriental’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on Oriental’s outstanding preferred stock. As of the dates presented above, Oriental had noncumulative perpetual preferred stock issued and outstanding amounting to $176.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value; (iii) Series C amounting to $84.0 million or 84,000 shares at a $1,000 liquidation value; and (iv) Series D amounting to $24.0 million or 960,000 shares at a $25 liquidation value.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2017

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting and reporting policies followed by Oriental conform with GAAP and general practices within the financial services industry. Oriental’s significant accounting policies are described in detail in Note 1 to the consolidated financial statements and should be read in conjunction with this section.

Critical accounting policies require management to make estimates and assumptions, which involve significant judgment about the effect of matters that are inherently uncertain and that involve a high degree of subjectivity. These estimates are made under facts and circumstances at a point in time and changes in those facts and circumstances could produce actual results that differ from those estimates. The following MD&A section is a summary of what management considers Oriental’s critical accounting policies and estimates.

Fair Value Measurement of Financial Instruments

Oriental currently measures at fair value on a recurring basis its trading assets, available-for-sale securities, derivatives, mortgage servicing rights and contingent consideration. Occasionally, Oriental may be required to record at fair value other assets on a nonrecurring basis, such as loans held-for-sale, impaired loans held-in-portfolio that are collateral dependent and certain other assets. These nonrecurring fair value adjustments typically result from the application of lower of cost or fair value accounting or write-downs of individual assets.

Oriental categorizes its assets and liabilities measured at fair value under the three-level hierarchy. The level within the hierarchy is based on whether the inputs to the valuation methodology used for fair value measurement are observable.

Oriental requires the use of observable inputs when available, in order to minimize the use of unobservable inputs to determine fair value. The inputs or methodologies used for valuing securities are not necessarily an indication of the risk associated with investing in those securities. The amount of judgment involved in estimating the fair value of a financial instrument depends upon the availability of quoted market prices or observable market parameters. In addition, it may be affected by other factors  such as the type of instrument, the liquidity of the market for the instrument, transparency around the inputs to the valuation, as well as the contractual characteristics of the instrument.

If listed prices or quotes are not available, Oriental employs valuation models that primarily use market-based inputs including yield curves, interest rate curves, volatilities, credit curves, and discount, prepayment and delinquency rates, among other considerations. When market observable data is not available, the valuation of financial instruments becomes more subjective and involves substantial judgment. The need to use unobservable inputs generally results from diminished observability of both actual trades and assumptions resulting from the lack of market liquidity for those types of loans or securities. When fair values are estimated based on modeling techniques such as discounted cash flow models, Oriental uses assumptions such as interest rates, prepayment speeds, default rates, loss severity rates and discount rates. Valuation adjustments are limited to those necessary to ensure that the financial instrument’s fair value is adequately representative of the price that would be received or paid in the marketplace.

Management believes that fair values are reasonable and consistent with the fair value measurement guidance based on Oriental’s internal validation procedure and consistency of the processes followed, which include obtaining market quotes when possible or using valuation techniques that incorporate market-based inputs.

Refer to Note 27 to the consolidated financial statements for information on Oriental’s fair value measurement disclosures required by the applicable accounting standard. At December 31, 2017, 99%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation methodology and, therefore, were classified as Level 1 or Level 2. Level 2 classified instruments, consisted primarily of U.S. Treasury securities, obligations of U.S. Government-sponsored entities, Puerto Rico or state-government obligations, including the political subdivision, most mortgage-backed securities (“MBS”), and collateralized mortgage obligations (“CMOs”), and derivative instruments.

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2017, 2016, and 2015. Oriental’s policy is to recognize transfers as of the end of the reporting period.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance for Oriental’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the year ended December 31, 2017, Oriental did not adjust any prices obtained from pricing service providers.

Inputs are evaluated to ascertain that they consider current market conditions, including the relative liquidity of the market. When a market quote for a specific security is not available, the pricing service provider generally uses observable data to derive an exit price for the instrument, such as benchmark yield curves and trade data for similar products. To the extent trading data is not available, the pricing service provider relies on specific information including buy side clients, credit ratings, spreads to established benchmarks and transactions on similar securities, to draw correlations based on the characteristics of the evaluated instrument. If for any reason the pricing service provider cannot observe data required to feed its model, it discontinues pricing the instrument.

During the year ended December 31, 2017, none of Oriental’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

Furthermore, management assesses the fair value of its portfolio of investment securities at least on a quarterly basis, which includes analyzing changes in fair value that have resulted in losses that may be considered other-than-temporary. Factors considered include, for example, the nature of the investment, severity and duration of possible impairments, industry reports, sector credit ratings, economic environment, creditworthiness of the issuers and any guarantees.

Securities are classified in the fair value hierarchy according to product type, characteristics and market liquidity. At the end of each period, management assesses the valuation hierarchy for each asset or liability measured. The fair value measurement analysis performed by Oriental includes validation procedures and review of market changes, pricing methodology, assumption and level hierarchy changes, and evaluation of distressed transactions.

Refer to Note 27 to the consolidated financial statements for a description of Oriental’s valuation methodologies used for the assets and liabilities measured at fair value.

Interest on Loans and Allowance for Loan and Lease Losses

Interest on loans is accrued and recorded as interest income based upon the principal amount outstanding.

Non-accrual loans are those loans on which the accrual of interest is discontinued. When a loan is placed on non-accrual status, all previously accrued and unpaid interest is charged against income and the loan is accounted for either on a cash-basis method or on the cost-recovery method. Loans designated as non-accruing are returned to accrual status when Oriental expects repayment of the remaining contractual principal and interest. The determination as to the ultimate collectability of the loan’s balance may involve management’s judgment in the evaluation of the borrower’s financial condition and prospects for repayment.

Refer to the MD&A section titled Credit Risk Management, particularly the Non-performing Assets sub-section, for a detailed description of Oriental’s non-accruing and charge-off policies by major loan categories.

One of the most critical and complex accounting estimates is associated with the determination of the allowance for loan and lease losses. The provision for loan losses charged to current operations is based on this determination. Oriental’s assessment of the allowance for loan and lease losses is determined in accordance with accounting guidance, specifically guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35.

For a detailed description of the principal factors used to determine the general reserves of the allowance for loan and lease losses and for the principal enhancements management made to its methodology, refer to Notes 1 and 7 to the consolidated financial statements.

According to the loan impairment accounting guidance in ASC Section 310-10-35, a loan is impaired when, based on current information and events, it is probable that the principal and/or interest are not going to be collected according to the original contractual terms of the loan agreement. Current information and events include “environmental” factors, such as existing industry, geographical, economic and political factors. Probable means the future event or events which will confirm the loss or impairment of the loan is likely to occur. The collateral dependent method is generally used for the impairment determination on commercial loans since the expected realizable value of the loan is based upon the proceeds received from the liquidation of the collateral property. For commercial properties, the “as is” value or the “income approach” value is used depending on the financial condition of the subject borrower and/or the nature of the subject collateral. In most cases, impaired commercial loans do not have reliable or sustainable cash flow to use the discounted cash flow valuation method. Appraisals may be adjusted due to their age, property conditions, geographical area or general market conditions. The adjustments applied are based upon internal information, like other appraisals and/or loss severity information that can provide historical trends in the real estate market. Discount rates used may change from time to time based on management’s estimates.

For additional information on Oriental’s policy of its impaired loans, refer to Note 1 to the consolidated financial statements.

Oriental’s management evaluates the adequacy of the allowance for loan and lease losses on a quarterly basis following a systematic methodology in order to provide for known and inherent risks in the loan portfolio. In developing its assessment of the adequacy of the allowance for loan and lease losses, Oriental must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic developments affecting specific customers, industries or markets. Other factors that can affect management’s estimates are the years of historical data to include when estimating losses, the level of volatility of losses in a specific portfolio, changes in underwriting standards, financial accounting standards and loan impairment measurement, among others. Changes in the financial condition of individual borrowers, in economic conditions, in historical loss experience and in the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses. Consequently, the business, financial condition, liquidity, capital and results of operations could also be affected.

A restructuring constitutes a "troubled-debt restructuring" ("TDR") when Oriental separately concludes that the restructuring constitutes a concession and the debtor is experiencing financial difficulties. For information on Oriental’s TDR policy, refer to Note 1 to the financial consolidated statements.

Acquisition Accounting for Loans

Oriental has acquired loans in two separate acquisitions, the BBVAPR Acquisition in December 2012 and the FDIC-assisted Eurobank acquisition in April 2010. Oriental accounted for both acquisitions under the accounting guidance of ASC Topic 805, Business Combinations, which requires the use of the purchase method of accounting.

All identifiable assets and liabilities acquired were initially recorded at fair value. No allowance for loan and lease losses related to the acquired loans was recorded on the acquisition date as the fair value of the loans acquired incorporated assumptions regarding credit risk. Loans acquired were recorded at fair value in accordance with the fair value methodology prescribed in ASC Topic 820. These fair value estimates associated with the loans included estimates related to expected prepayments and the amount and timing of expected principal, interest and other cash flows.

Because the FDIC agreed to reimburse Oriental for losses related to the acquired loans in the FDIC-assisted Eurobank transaction, subject to certain provisions specified in the agreements, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the indemnified loans, and is measured on the same basis, subject to collectability or contractual limitations. The shared-loss indemnification asset on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties. On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition.

The initial valuation of these loans and related indemnification asset required management to make subjective judgments concerning estimates about how the acquired loans would perform in the future using valuation methods, including discounted cash flow analyses and independent third-party appraisals. Factors that may significantly affect the initial valuation included, among others, market-based and industry data related to expected changes in interest rates, assumptions related to probability and severity of credit losses, estimated timing of credit losses including the timing of foreclosure and liquidation of collateral, expected prepayment rates, required or anticipated loan modifications, unfunded loan commitments, the specific terms and provisions of any shared-loss agreement, and specific industry and market conditions that may impact discount rates and independent third-party appraisals.

For both acquisitions, Oriental considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of ASC 310-30:

•        Loans that were 90 days or more past due;

•        Loans that had an internal risk rating of substandard or worse substandard is consistent with regulatory definitions and is defined as having a well-defined weakness that jeopardizes liquidation of the loan;

•        Loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and

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

Acquired Loans Accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credit and floor plans which are specifically scoped out of ASC 310-30 are accounted for under the provisions of ASC 310-20.  Also, performing auto loans with FICO scores over 660 acquired at a premium in the BBVAPR Acquisition are accounted for under this guidance.  Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of ASC 310-20 require that any differences between the contractually required loan payments in excess of Oriental’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20, which had fully amortized their premium or discount recorded at the date of acquisition, are removed from the acquired loan category. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with Oriental’s non-accruing policy and any accretion of discount is discontinued. These assets were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management takes into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.

The allowance for loan and lease losses model for acquired loans accounted for under ASC 310-20 is the same as for the originated loan portfolio.

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental performed a fair market valuation of each of the loan pools, and each pool was recorded at a discount. Oriental determined that at least part of the discount on the acquired individual or pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that Oriental did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, Oriental has made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality, and (iii) were not subsequently accounted for at fair value.

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require Oriental to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of the associated allowance for loan losses, if any, and the reversal of a corresponding amount of the nonaccretable discount which Oriental then reclassifies as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Oriental’s evaluation of the amount of future cash flows that it expects to collect takes into account actual credit performance of the acquired loans to date and Oriental’s best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. Oriental performs such an evaluation on a quarterly basis on both its acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not Oriental has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated based on a model that incorporates a projected probability of default and loss. For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile. Lifetime loss rates are developed from internally generated historical loss data and are applied to each pool.

To the extent that Oriental cannot reasonably estimate cash flows, interest income recognition is discontinued. The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans. Accordingly, as long as Oriental can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest in Oriental’s financial statement disclosures, regardless of whether or not Oriental expects any principal or interest cash flows on an individual loan 90 days or more past due.

Oriental writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the acquired pools.

Income Taxes

Income taxes are accounted for using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized based on the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis, and attributable to operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which the temporary differences are expected to be recovered or paid. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period when the changes are enacted.

The calculation of periodic income taxes is complex and requires the use of estimates and judgments. Oriental has recorded two accruals for income taxes: (i) the net estimated amount currently due or to be received from taxing jurisdiction, including any reserve for potential examination issues, and (ii) a deferred income tax that represents the estimated impact of temporary differences between how Oriental recognizes assets and liabilities under GAAP, and how such assets and liabilities are recognized under the tax code. Differences in the actual outcome of these future tax consequences could impact Oriental’s financial position or its results of operations. In estimating taxes, management assesses the relative merits and risks of the appropriate tax treatment of transactions taking into consideration statutory, judicial and regulatory guidance.

A deferred tax asset should be reduced by a valuation allowance if based on the weight of all available evidence, it is more likely than not (a likelihood of more than 50%) that some portion or the entire deferred tax asset will not be realized. The valuation allowance should be sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The determination of whether a deferred tax asset is realizable is based on weighting all available evidence, including both positive and negative evidence. The realization of deferred tax assets, including carryforwards and deductible temporary differences, depends upon the existence of sufficient taxable income of the same character during the carryback or carryforward period. The realization of deferred tax assets requires the consideration of all sources of taxable income available to realize the deferred tax asset, including the future reversal of existing temporary differences, future taxable income exclusive of reversing temporary differences and carryforwards, taxable income in carryback years and tax-planning strategies.

Management evaluates the realization of the deferred tax asset an entity by entity basis, since no consolidation is allowed in the income tax filing. For the evaluation of the realization of the deferred tax asset refer to Note 19 to the consolidated financial statements.

Under PR Code, Oriental and its subsidiaries are treated as separate taxable entities and are not entitled to file consolidated tax returns. The PR Code provides a dividends-received deduction of 100% on dividends received from “controlled subsidiaries" subject to taxation in Puerto Rico.

Changes in Oriental’s estimates can occur due to changes in tax rates, new business strategies, newly enacted guidance, and resolution of issues with taxing authorities regarding previously taken tax positions. Such changes could affect the amount of accrued taxes. Oriental has made tax payments in accordance with estimated tax payments rules. Any remaining payment will not have any significant impact on liquidity and capital resources.

The valuation of deferred tax assets requires judgment in assessing the likely future tax consequences of events that have been recognized in the financial statements or tax returns and future profitability. The accounting for deferred tax consequences represents management’s best estimate of those future events. Changes in management’s current estimates, due to unanticipated events, could have a material impact on Oriental’s financial condition and results of operations.

Oriental establishes tax liabilities or reduces tax assets for uncertain tax positions when, despite its assessment that its tax return positions are appropriate and supportable under local tax law, Oriental believes it may not succeed in realizing the tax benefit of certain positions if challenged. In evaluating a tax position, Oriental determines whether it is more-likely-than-not that the position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position.

Oriental’s estimate of the ultimate tax liability contains assumptions based on past experiences, and judgments about potential actions by taxing jurisdictions as well as judgments about the likely outcome of issues that have been raised by taxing jurisdictions. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Oriental evaluates these uncertain tax positions each quarter and adjusts the related tax liabilities or assets in light of changing facts and circumstances, such as the progress of a tax audit or the expiration of a statute of limitations. Oriental believes the estimates and assumptions used to support its evaluation of uncertain tax positions are reasonable.

The amount of unrecognized tax benefits may increase or decrease in the future for various reasons including adding amounts for current tax year positions, expiration of open income tax returns due to the statutes of limitation, changes in management’s judgment about the level of uncertainty, status of examinations, litigation and legislative activity and the addition or elimination of uncertain tax positions. Although the outcome of tax audits is uncertain, Oriental believes that adequate amounts of tax, interest and penalties have been provided for any adjustments that are expected to result from open years. From time to time, Oriental is audited by state and local authorities regarding income tax matters. Although management believes its approach in determining the appropriate tax treatment is supportable and in accordance with the accounting standards, it is possible that the applicable tax authority will take a tax position that is different than the tax position reflected in Oriental’s income tax provision and other tax reserves. As each audit is conducted, adjustments, if any, are appropriately recorded in the consolidated financial statement in the period determined. Such differences could have an adverse effect on Oriental’s income tax provision or benefit, or other tax reserves, in the reporting period in which such determination is made and, consequently, on Oriental’s results of operations, financial position and/or cash flows for such period.

Goodwill

Oriental’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment, and a decision to change the operations or dispose of a reporting unit.

Under applicable accounting standards, goodwill impairment analysis is a two-step test. The first step of the goodwill impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired; however, if the carrying amount of the reporting unit exceeds its fair value, the second step must be performed. The second step involves calculating an implied fair value of goodwill for each reporting unit for which the first step indicated possible impairment. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination, which is the excess of the fair value of the reporting unit, as determined in the first step, over the aggregate fair values of the individual assets, liabilities and identifiable intangibles (including any unrecognized intangible assets, such as unrecognized core deposits and trademarks) as if the reporting unit was being acquired in a business combination and the fair value of the reporting unit was the price paid to acquire the reporting unit.

Oriental estimates the fair values of the assets and liabilities of a reporting unit, consistent with the requirements of the fair value measurements accounting standard, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of the assets and liabilities reflects market conditions, thus volatility in prices could have a material impact on the determination of the implied fair value of the reporting unit goodwill at the impairment test date. The adjustments to measure the assets, liabilities and intangibles at fair value are for the purpose of measuring the implied fair value of goodwill and such adjustments are not reflected in the consolidated statement of condition. If the implied fair value of goodwill exceeds the goodwill assigned to the reporting unit, there is no impairment. If the goodwill assigned to a reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recorded for the excess. An impairment loss recognized cannot exceed the amount of goodwill assigned to a reporting unit, and the loss establishes a new basis in the goodwill. Subsequent reversal of goodwill impairment losses is not permitted under applicable accounting standards.

At December 31, 2017, goodwill amounted to $86.1 million. For a detailed description of the annual goodwill impairment evaluation performed by Oriental during the fourth quarter of 2017, refer to Note 1to the consolidated financial statement.

OVERVIEW OF FINANCIAL PERFORMANCE

Making sure that our people and organization survive hurricanes Irma and Maria was our number one accomplishment in 2017. Separate from that, we had important additional achievements last year that helped to:

•                  Move Oriental forward in its mission.

•                  Position Oriental as a different kind of bank, more agile, one that can get things done faster and easier.

•                  And speed our recovery.

Oriental introduced five new “firsts” in Puerto Rico banking technologies during 2017, further enhancing our digital channel. These included Video Interactive ATMs and SecurLock for protection of credit and debit cards. The technologies are designed to attract customers with a noticeably different and higher level of service, but at a reasonable cost.

By mid-year Oriental had eliminated all central government-related debt. And after several years of preparation, we launched our U.S. commercial loan program in October. The former will eliminate a drag on our loan book, while the stateside initiative has already begun to add new loans, using the same credit underwriting criteria that we have so successfully employed in Puerto Rico.

Oriental's 2017 results were significantly impacted by hurricanes Irma and Maria. The intensity and extent of damages caused by hurricane Maria, less than two weeks after hurricane Irma left over a million Puerto Rico residents without electric power, is unprecedented in Puerto Rico. In response to the magnitude of this natural disaster and its general adverse effects on our customers, we offered a moratorium to defer payments on our personal, auto, mortgage and commercial loan portfolios.

Our moratorium covered all personal and auto loan customers that were not over 89 days delinquent in their loans as of August 31, 2017. It consisted of an optional automatic deferment of three scheduled monthly payments of principal and interest. For any customer that did not opt out, the deferred payments are due and payable in three consecutive installments after the loan’s maturity date. Such loans continue to accrue interest on their principal balances during the moratorium at their respective rates, and such customers are not charged late payment fees in connection with the deferment, nor is their credit history affected thereby.

For commercial loans, we offered a one-month optional deferment in the payment of principal and interest for loans that were not over 30 days past due as of August 31, 2017, and additional one-month deferrals in certain cases. For conforming mortgage loans (Rural, VA, FNMA, FHA and FHLMC), we offered a three-month optional deferment of principal and interest due and payable in January 2018, and for credit card balances that were not over 29 days past due, we offered a waiver of minimum payments for October, November and December 2017.

Puerto Rico has a long reconstruction road ahead. However, with the expected benefit from an influx of substantial funds from the federal government, as well as from insurance recoveries, over the next two years, the short-term outlook is hopeful. Results for the fourth quarter of 2017 are a testament to our successful effort in restoring operations quickly after the hurricanes. Our clientele and the communities we serve clearly appreciated our efforts as we are starting to see momentum build despite a very challenging economic environment.

•      Net income available to shareholders was $38.8 million, or $0.88 per share fully diluted, compared to $45.3 million, or $1.03 per share, in 2016.

•     Return on average assets and average tangible common equity was 0.84% and 5.64%, respectively. Tangible book value per common share was $15.67, and the tangible common equity ratio was 11.29%.

•      Based on preliminary assessments of the impact of the hurricanes on our credit portfolio, 2017 results included a $32.4 million loan loss provision, pre-tax, related to the hurricanes.

Adjusted results of operations – Non-GAAP financial measures

Oriental prepares its consolidated financial statements using GAAP. In addition to analyzing Oriental’s results on a reported basis, management monitors “Adjusted net income” of Oriental and excludes the impact of certain transactions on the results of its operations. During 2017, in the span of two weeks in September, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Oriental has excluded the impact of these events for its "Adjusted net income". Adjusted net income is a non-GAAP financial measure. Management believes that Adjusted net income and other non-GAAP financial measures provides meaningful information about the underlying performance of Oriental’s ongoing operations.

Refer to the following table for a reconciliation of the reported results to the Adjusted net income and other non-GAAP financial measures for the year ended December 31, 2017. Non-GAAP financial measures used by Oriental may not be comparable to similarly named non-GAAP financial measures used by other companies.

Reconciliation to Non-GAAP Financial Measures adjusted to exclude the effect of hurricanes Irma and Maria:

Year Ended December 31, 2017
(Dollars in thousands)
U.S GAAP Net income	$52,646
Non-GAAP adjustments:
Additional loan loss provision from Hurricanes Irma and María	32,406
Income tax effect	(10,146)
Adjusted net income (Non-GAAP)	74,906
Less: dividends on preferred stock	(13,862)
Adjusted income available to common shareholders (Non-GAAP)	61,044
Plus: Effect of assumed conversion of the convertible preferred stock	7,350
$68,394
Average common shares outstanding and equivalents	51,096
Adjusted earnings per common share - diluted (Non-GAAP)	$1.34

Adjusted net income (Non-GAAP)	$74,906
Average assets, excluding hurricane loan provision	$6,263,647
Return on average assets, excluding hurricane loan provision (Non-GAAP)	1.20%

Adjusted income available to common shareholders (Non-GAAP)	$61,044
Average tangible common stockholders' equity, excluding hurricane loan provisions	$687,712
Return on average tangible common stockholders' equity, excluding hurricane loan provision (Non-GAAP)	8.88%

•        Excluding the aforementioned impact of the hurricanes (Non-GAAP):

☐    Adjusted net income available to shareholders totaled $61.0 million or $1.34 per share fully diluted. That is an increase of $0.31 per share or 30% from 2016.

☐    Return on average assets was 1.20% and return on average tangible common equity was 8.88% – 32 and 194 basis points higher, respectively, than 2016.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2017 and 2016:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$345,647	$356,592	5.94%	5.74%	$5,818,598	$6,210,003
Tax equivalent adjustment	4,791	4,724	0.08%	0.08%	-	-
Interest-earning assets - tax equivalent	350,438	361,316	6.02%	5.82%	5,818,598	6,210,003
Interest-bearing liabilities	41,475	57,165	0.79%	1.00%	5,226,654	5,703,927
Tax equivalent net interest income / spread	308,963	304,151	5.23%	4.82%	591,944	506,076
Tax equivalent interest rate margin			5.31%	4.90%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	28,587	32,109	2.28%	2.39%	1,255,580	1,345,926
Trading securities	20	37	6.64%	11.04%	301	335
Interest bearing cash and money market investments	4,619	2,501	1.06%	0.52%	436,913	484,586
Total investments	33,226	34,647	1.96%	1.89%	1,692,794	1,830,847
Non-acquired loans
Mortgage	37,465	39,621	5.37%	5.33%	697,873	743,838
Commercial	71,685	63,186	5.73%	4.56%	1,251,051	1,385,421
Consumer	32,815	27,214	11.14%	10.75%	294,572	253,069
Auto and leasing	78,626	69,152	9.61%	9.65%	818,155	716,373
Total non-acquired loans	220,591	199,173	7.20%	6.43%	3,061,651	3,098,701
Acquired loans:
Acquired BBVAPR
Mortgage	30,205	32,833	5.63%	5.60%	536,247	586,100
Commercial	20,488	26,288	8.53%	8.70%	240,267	302,323
Consumer	10,852	12,136	18.00%	18.09%	60,285	67,082
Auto	9,726	21,016	10.72%	11.34%	90,698	185,280
Total acquired BBVAPR loans	71,271	92,273	7.68%	8.09%	927,497	1,140,785
Acquired Eurobank	20,559	30,499	15.04%	21.84%	136,655	139,670
Total loans	312,421	321,945	7.57%	7.35%	4,125,804	4,379,156
Total interest-earning assets	345,647	356,592	5.94%	5.74%	5,818,598	6,210,003

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	3,893	5,086	0.37%	0.42%	1,059,051	1,200,394
Savings and money market	5,922	5,441	0.51%	0.49%	1,170,800	1,114,931
Individual retirement accounts	1,583	1,914	0.66%	0.71%	241,377	267,969
Retail certificates of deposits	8,432	6,115	1.47%	1.28%	575,270	476,035
Total core deposits	19,830	18,556	0.65%	0.61%	3,046,498	3,059,329
Institutional deposits	1,337	2,553	0.60%	1.00%	222,387	255,227
Brokered deposits	8,211	7,450	1.47%	1.20%	557,115	619,569
Total wholesale deposits	9,548	10,003	1.22%	1.15%	779,502	874,796
	29,378	28,559	0.77%	0.73%	3,826,000	3,934,125
Non-interest bearing deposits	-	-	0.00%	-0.04%	860,287	781,877
Deposits fair value premium amortization	-	(340)	0.00%	0.00%	-	-
Core deposit intangible amortization	920	1,034	0.00%	0.00%	-	-
Total deposits	30,298	29,253	0.65%	0.62%	4,686,287	4,716,002
Borrowings:
Securities sold under agreements to repurchase	7,223	18,805	1.80%	2.83%	401,070	663,845
Advances from FHLB and other borrowings	2,398	6,186	2.32%	2.60%	103,214	238,366
Subordinated capital notes	1,556	2,921	4.31%	3.41%	36,083	85,714
Total borrowings	11,177	27,912	2.07%	2.83%	540,367	987,925
Total interest bearing liabilities	41,475	57,165	0.79%	1.00%	5,226,654	5,703,927
Net interest income / spread	$304,172	$299,427	5.15%	4.74%
Interest rate margin			5.23%	4.82%
Excess of average interest-earning assets over average interest-bearing liabilities					$591,944	$506,076
Average interest-earning assets to average interest-bearing liabilities ratio					111.33%	108.87%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(2,613)	$1,192	$(1,421)
Loans	(17,868)	8,344	(9,524)
Total interest income	(20,481)	9,536	(10,945)
Interest Expense:
Deposits	(184)	1,229	1,045
Repurchase agreements	(7,444)	(4,138)	(11,582)
Other borrowings	(5,193)	40	(5,153)
Total interest expense	(12,821)	(2,869)	(15,690)
Net Interest Income	$(7,660)	$12,405	$4,745

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$356,592	$406,568	5.74%	6.06%	$6,210,003	$6,704,995
Tax equivalent adjustment	4,724	6,891	0.08%	0.10%	-	-
Interest-earning assets - tax equivalent	361,316	413,459	5.82%	6.16%	6,210,003	6,704,995
Interest-bearing liabilities	57,165	69,196	1.00%	1.11%	5,703,927	6,226,042
Tax equivalent net interest income / spread	304,151	344,263	4.82%	5.05%	506,076	478,953
Tax equivalent interest rate margin			4.90%	5.13%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	32,109	37,596	2.39%	2.49%	1,345,926	1,508,819
Trading securities	37	70	11.04%	8.25%	335	848
Interest bearing cash and money market investments	2,501	1,280	0.52%	0.26%	484,586	491,051
Total investments	34,647	38,946	1.89%	1.95%	1,830,847	2,000,718
Non-acquired loans
Mortgage	39,621	39,778	5.33%	5.16%	743,838	771,322
Commercial	63,186	60,931	4.56%	4.56%	1,385,421	1,336,510
Consumer	27,214	21,003	10.75%	10.35%	253,069	202,971
Auto and leasing	69,152	62,108	9.65%	9.86%	716,373	629,910
Total non-acquired loans	199,173	183,820	6.43%	6.25%	3,098,701	2,940,713
Acquired loans:
Acquired BBVAPR
Mortgage	32,833	34,842	5.60%	5.55%	586,100	628,340
Commercial	26,288	48,730	8.70%	10.65%	302,323	457,767
Consumer	12,136	13,187	18.09%	16.35%	67,082	80,666
Auto	21,016	34,633	11.34%	9.03%	185,280	383,583
Total acquired BBVAPR loans	92,273	131,392	8.09%	8.47%	1,140,785	1,550,356
Acquired Eurobank	30,499	52,410	21.84%	24.58%	139,670	213,208
Total loans	321,945	367,622	7.35%	7.81%	4,379,156	4,704,277
Total interest-earning assets	356,592	406,568	5.74%	6.06%	6,210,003	6,704,995

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2016	2015	2016	2015	2016	2015
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$5,086	$4,451	0.42%	0.38%	$1,200,394	$1,163,424
Savings and money market	5,441	6,504	0.49%	0.52%	1,114,931	1,256,909
Individual retirement accounts	1,914	2,482	0.71%	0.88%	267,969	281,197
Retail certificates of deposits	6,115	5,397	1.28%	1.32%	476,035	409,038
Total core deposits	18,556	18,834	0.61%	0.61%	3,059,329	3,110,568
Institutional deposits	2,553	2,790	1.00%	1.04%	255,227	268,678
Brokered deposits	7,450	4,900	1.20%	0.78%	619,569	624,210
Total wholesale deposits	10,003	7,690	1.14%	0.86%	874,796	892,888
	28,559	26,524	0.73%	0.66%	3,934,125	4,003,456
Non-interest bearing deposits	-	-	0.00%	-0.01%	781,877	$769,460
Deposits fair value premium amortization	(340)	(660)	0.00%	0.00%	-	-
Core deposit intangible amortization	1,034	1,170	0.00%	0.00%	-	-
Total deposits	29,253	27,034	0.62%	0.57%	4,716,002	4,772,916
Borrowings:
Securities sold under agreements to repurchase	18,805	29,567	2.83%	2.92%	663,845	1,012,756
Advances from FHLB and other borrowings	6,186	9,072	2.60%	2.68%	238,366	338,299
Subordinated capital notes	2,921	3,523	3.41%	3.45%	85,714	102,071
Total borrowings	27,912	42,162	2.83%	2.90%	987,925	1,453,126
Total interest-bearing liabilities	57,165	69,196	1.00%	1.11%	5,703,927	6,226,042
Net interest income / spread	$299,427	$337,372	4.74%	4.95%
Interest rate margin			4.82%	5.03%
Excess of average interest-earning assets over average interest-bearing liabilities					$506,076	$478,953
Average interest-earning assets to average interest-bearing liabilities ratio					108.87%	107.69%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(3,307)	$(992)	$(4,299)
Loans	(35,735)	(9,942)	(45,677)
Total interest income	(39,042)	(10,934)	(49,976)
Interest Expense:
Deposits	(322)	2,541	2,219
Repurchase agreements	(10,186)	(576)	(10,762)
Other borrowings	(3,327)	(161)	(3,488)
Total interest expense	(13,835)	1,804	(12,031)
Net Interest Income	$(25,207)	$(12,738)	$(37,945)

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

Comparison for the years ended December 31, 2017 and 2016

Net interest income of $304.2 million increased $4.8 million from $299.4 million. Interest rate spread increased 41 basis points to 5.15% from 4.74% and net interest margin increased 41 basis points to 5.23% from 4.82%. These increases are mainly due to the net effect of a 20 basis point increase in the average yield of interest-earning assets from 5.74% to 5.94% and a 21 basis point decrease in average costs of interest-bearing liabilities from 1.00% to 0.79%.

Net interest income was positively impacted by:

•         Higher interest income from originated loans of $21.4 million, reflecting the recognition of $4.8 million from the pay-off before maturity of a commercial loan previously classified as non-accrual, and from higher yields in the commercial and retail loan portfolios;

•         The recognition of $3.1 million in cost recoveries from the loan pay-off by the Puerto Rico Housing Finance Authority (PRHFA) included as interest income from acquired BBVAPR loans; and

•         Lower interest expenses on securities sold under agreements to repurchase due to decreases in volume and interest rate of $7.4 million and $4.1 million, respectively, mainly as a result of (i) the repayment at maturity of a $232.0 million repurchase agreement at 4.78% in March 2017, and (ii) the unwinding of $180.0 million repurchase agreements during 2017.

Net interest income was adversely impacted by:

•         A decrease of $30.9 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid;

•         A slight increase in interest expenses from deposits of 3.6% to $30.3 million, reflecting lower volume balances by $184 thousand, offset by $1.2 million higher interest rates; and

•         A slight decrease in interest income from investments of 4.1% to $1.4 million, reflecting lower volume balances offset by higher yields on cash balances.

Comparison of years ended December 31, 2016 and 2015

Net interest income of $299.4 million decreased 11.2% compared with $337.4 million reported during 2015, reflecting decreases of 12.4% in interest income from loans and 11.0% in interest income from investments.

Net interest income was positively impacted by:

•         Higher interest income from originated loans of $15.4 million; and

•         Lower interest expenses on repurchases agreements and other borrowings of $14.3 million, mainly from the partial unwinding of a repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%, and the repayment of $227.0 million in short term FHLB advances at maturity.

Net interest income was adversely impacted by:

•         A decrease of $61.0 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid and from lower cost recoveries, $7.5 million in 2016 as compared to $22.8 million in 2015;

•         A decrease in interest income from investments by $4.3 million due to lower volume; and

•         An increase in interest expenses from deposits by $2.2 million.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2017	2016	Variance	2015
	(Dollars in thousands)
Banking service revenue	$39,468	$41,647	-5.2%	$41,466
Wealth management revenue	25,790	27,433	-6.0%	29,040
Mortgage banking activities	4,050	5,021	-19.3%	6,128
Total banking and financial service revenue	69,308	74,101	-6.5%	76,634
Total other-than-temporarily impaired securities	-	-	0.0%	(4,662)
Portion of loss recognized in other comprehensive income, before taxes	-	-	0.0%	3,172
Net impairment osses recognized in earnings	-	-	0.0%	(1,490)
FDIC shared-loss benefit (expense), net:	1,403	(13,581)	110.3%	(42,808)
Reimbursement from FDIC shared-loss coverage in sale of loans	-	-	0.0%	20,000
Net gain (loss) on:
Sale of securities available for sale	6,896	12,207	-43.5%	2,572
Derivatives	132	(71)	286.6%	(190)
Early extinguishment of debt	(80)	(12,000)	99.3%	-
Other non-interest income (loss)	1,028	6,163	-83.3%	(2,142)
	9,379	(7,282)	228.8%	(24,058)
Total non-interest income, net	$78,687	$66,819	17.8%	$52,576

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts.

Comparison of years ended December 31, 2017 and 2016

Oriental recorded non-interest income, net, in the amount of $78.7 million, compared to $66.8 million, an increase of 17.8%, or $11.9 million. The increase in non-interest income was mainly due to:

•         The elimination of the FDIC shared-loss expense as Oriental entered into an agreement with the FDIC to terminate the shared-loss agreements covering certain assets during the first quarter of 2017. During 2016, Oriental recorded expenses of $13.6 million related to such agreement; and

•         The sale of $166.0 million of its mortgage-backed securities, generating a gain of $6.9 million. As a result of this sale, Oriental unwound $100 million of repurchase agreements at a cost of $80 thousand, included as a loss on early extinguishment of debt in the consolidated statements of operations. The transaction resulted in a net benefit of $6.8 million. In the same period in 2016, Oriental sold $277.2 million in mortgage-backed securities and $11.1 million in Puerto Rico government bonds, resulting in a gain of $12.2 million. This transaction resulted in the repayment before maturity of $268.0 million of a repurchase agreement at a cost of $12.0 million, included as a loss on the early extinguishment of debt in the consolidated statements of operations. The transaction resulted in a net benefit of $207 thousand.

The increase in non-interest income was partially offset by:

•         A decrease in banking service revenue of 5.2% or $2.2 million, reflecting lower electronic banking fees, mainly related to business interruption from the lack of electricity as a consequence of hurricanes Irma and Maria which struck the island on September 7, 2017 and September 20, 2017, respectively; and

•         A decrease in other non-interest income of $5.1 million which reflects the receipt of $5.0 million during 2016 from a loss in 2009 related to a private label collateralized mortgage obligation.

Comparison of years ended December 31, 2016 and 2015

Oriental recorded non-interest income, net, in the amount of $66.8 million, compared to $52.5 million, an increase of 27.3%, or $14.3 million. The increase in non-interest income was mainly due to:

•         The expiration of the FDIC commercial and non-single family loans loss share coverage at June 30, 2015, decreasing the FDIC shared-loss expense in 2016 to $13.6 million as compared to $42.8 million;

•         An increase in other non-interest income due to the aforementioned $5.0 million recognized in 2016 from a recovery of a previous loss related to a private label collateralized mortgage obligation;

•         An other-than-temporary impairment charge recognized in 2015 on obligations from the Puerto Rico government and its political subdivisions in the investment securities available-for-sale portfolio. Oriental determined that $1.5 million of the unrealized loss carried by these securities was attributed to estimated credit losses. These investment securities were sold during 2016.

The increase in non-interest income was partially offset by an agreement entered in 2015 with the FDIC pursuant to which the FDIC concurred with a sale of loss share assets covered under the non-single family loss share agreement. As a result to such agreement, the FDIC paid $20.0 million in loss share coverage with respect to the aggregate loss resulting from the bulk sale of covered non-performing commercial loans.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2017	2016	Variance %	2015
	(Dollars in thousands)
Compensation and employee benefits	$79,751	$76,761	3.9%	$78,999
Professional and service fees	12,406	12,235	1.4%	14,973
Occupancy and equipment	32,557	30,300	7.5%	33,466
Insurance	5,223	9,109	-42.7%	9,567
Electronic banking charges	19,322	20,707	-6.7%	21,893
Information technology expenses	8,010	7,116	12.6%	5,648
Advertising, business promotion, and strategic initiatives	5,616	5,485	2.4%	6,452
Loss on sale of foreclosed real estate and other repossessed assets	4,634	10,282	-54.9%	30,546
Loan servicing and clearing expenses	4,693	8,247	-43.1%	9,198
Taxes, other than payroll and income taxes	9,187	9,782	-6.1%	9,460
Communication	3,415	3,379	1.1%	3,808
Printing, postage, stationery and supplies	2,437	2,558	-4.7%	2,575
Director and investor relations	1,072	1,086	-1.3%	1,091
Credit related expenses	7,992	10,267	-22.2%	11,091
Other operating expenses	5,316	8,676	-38.7%	9,738
Total non-interest expenses	$201,631	$215,990	-6.6%	$248,505
Relevant ratios and data:
Efficiency ratio	53.99%	57.82%		60.00%
Compensation and benefits to non-interest expense	39.55%	35.54%		31.79%
Compensation to average total assets owned	1.27%	1.14%		1.08%
Average number of employees	1,450	1,446		1,496
Average compensation per employee	$55.0	$53.1		$52.8
Average loans per average employee	$2,846	$3,031		$3,145

Non-Interest Expenses

Comparison of years ended December 31, 2017 and 2016

Non-interest expense was $201.6 million, representing a decrease of 6.6% compared to $216.0 million.

The decrease in non-interest expenses was driven by:

•        Lower losses on the sale of foreclosed real estate and other repossessed assets by $5.6 million due to higher sales of foreclosed real estate at a gain and lower write-downs, mainly in the acquired portfolio;

•        Lower insurance expenses by $3.9 million as a result of a change in the calculation method of the FDIC Deposit Insurance Fund insurance. The change was effective beginning with June 30, 2016 invoice, which was received during the third quarter of 2016;

•        Lower loan servicing and clearing expenses by $3.6 million, mainly due to a reduction of $3.2 million in mortgage servicing expense from the migration to in-house servicing during the third quarter of 2016;

•        Lower credit related expenses by $2.3 million, mainly due to a decrease in legal expenses from foreclosures of $1.9 million; and

•        Lower other operating expense by $3.4 million due to the settlement of outstanding claims at amounts below those previously reserved by $1.4 million and decrease of $2.4 million in accrual for claims and settlements expenses in our broker dealer subsidiary.

The decreases in the foregoing non-interest expenses were partially offset by:

•        Higher compensation and employee benefits by $3.0 million as a result of higher average employees until hurricane Maria; and

•        Higher occupancy and equipment expenses by $2.3 million, primarily due to lower rent income and an increase in internet services.

The efficiency ratio improved to 53.99% from 57.82%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit/expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for 2017 and 2016 amounted to $9.4 million income and a $7.3 million loss, respectively.

Oriental implemented its disaster response plan as hurricanes Irma and Maria approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security services, property damages, and emergency communication with customers regarding the status of Bank operations. Estimated losses as of December 31, 2017 amounted to $6.6 million.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company in December 2017. Accordingly, a receivable of $1.2 million was included in other assets as of December 31, 2017 for the expected recovery.

Comparison of years ended December 30, 2016 and 2015

Non-interest expense for 2016 was $216.0 million, representing a decrease of 13.0% compared to $248.4 million in the previous year. The decrease in non-interest expenses was driven by:

•         Lower losses on the sale of foreclosed real estate and other repossessed assets by $20.3 million, primarily as a result of the bulk sale of non-performing assets in the third quarter of 2015. That year included $9.1 million other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts. Also, 2015 included a loss of $4.8 million on the sale of repossessed assets, contrasting with 2016 which included a gain of $1.6 million, mainly from efficiencies in the selling process.

•         Lower occupancy and equipment expensed by 9.4% or $3.2 million reflecting a reduction in depreciation of leasehold improvements, rent expense, security equipment rent and maintenance, and building maintenance, as a consequence of the closing of seven branches during 2015.

•         Lower compensation and employee benefits by 2.8% or $2.2 million, mostly due to the decrease in average employees. In addition, during 2015, Oriental offered a voluntary early retirement program for qualified employees and accumulated an additional compensation expense related to this program.

•         Lower professional and service fees by 7.9% or $1.3 million, mostly due to lower legal expenses from strategic initiatives performed in 2015, lower collection services due to in-house collection efforts, and lower billings, consulting and outsourcing fees in 2015.

The decreases in the foregoing non-interest expenses were partially offset by higher information technology expenses of 26.0% or $1.5 million, mainly due to an increase in the data processing expenses.

The efficiency ratio improved to 57.82% from 60.00% for the same period in 2015. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for 2016 and 2015 amounted to $7.3 million and $24.2 million, respectively.

Provision for Loan and Lease Losses

Comparison of years ended December 31, 2017 and 2016

Provision for loan and lease losses increased 73.9%, or $48.1 million, to $113.1 million. Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the year was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Oriental was impacted by hurricanes Irma and Maria, which struck the island on September 7, 2017 and September 20, 2017, respectively. Based on our assessment of the facts related to these hurricanes, we have increased our provision for loan losses $32.4 million, $17.2 million for originated loans and $15.2 million for acquired loans.

Excluding the special provision made as a result of the hurricanes in 2017, the total provision increased $15.7 million. Provision for originated and other loan and lease losses increased by $17.3 million, mainly from the increase in the provision for commercial loans. Such provision includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on the municipal loan portfolio during the second quarter of 2017.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Comparison of years ended December 31, 2016 and 2015

Provision for loan and lease losses decreased 59.7%, or $96.4 million, to $65.1 million. During 2015, Oriental changed to non-accrual status the PREPA line of credit and recorded a $53.3 million provision for loan and lease losses related thereto. In addition, in 2015 the Company recognized a provision for loan and lease losses of $32.9 million related to the sale of certain non-performing acquired commercial loans.

Income Taxes

Comparison of years ended December 31, 2017 and 2016

Income tax expense was $15.4 million, compared to $26.0 million, reflecting the effective income tax rate of 22.7% and the net income before income taxes of $68.1 million for 2017, due to higher a proportion of exempt income and income subject to preferential rates.

Comparison of years ended December 31, 2016 and 2015

Income tax expense was $26.0 million, compared to an income tax benefit of $17.6 million for 2015, reflecting the effective income tax rate of 30.5% and the net income before income taxes of $85.2 million.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$311,503	$53	$34,091	$345,647	$-	$345,647
Interest expense	(26,308)	-	(15,167)	(41,475)	-	(41,475)
Net interest income	285,195	53	18,924	304,172	-	304,172
Provision for loan and lease losses	(113,108)	-	(31)	(113,139)	-	(113,139)
Non-interest income	45,102	26,069	7,516	78,687	-	78,687
Non-interest expenses	(178,540)	(17,830)	(5,261)	(201,631)	-	(201,631)
Intersegment revenue	1,604	-	748	2,352	(2,352)	-
Intersegment expenses	(748)	(1,137)	(467)	(2,352)	2,352	-
Income before income taxes	$39,505	$7,155	$21,429	$68,089	$-	$68,089
Income tax expense	15,407	2,790	(2,754)	15,443	-	15,443
Net income	$24,098	$4,365	$24,183	$52,646	$-	$52,646
Total assets	$5,597,077	$25,980	$1,536,417	$7,159,474	$(970,421)	$6,189,053

	Year Ended December 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$321,868	$65	$34,659	$356,592	$-	$356,592
Interest expense	(27,838)	-	(29,327)	(57,165)	-	(57,165)
Net interest income	294,030	65	5,332	299,427	-	299,427
Provision for loan and lease losses	(65,076)	-	-	(65,076)	-	(65,076)
Non-interest income (loss)	35,587	26,788	4,444	66,819	-	66,819
Non-interest expenses	(193,156)	(17,443)	(5,391)	(215,990)	-	(215,990)
Intersegment revenue	1,521	-	883	2,404	(2,404)	-
Intersegment expenses	(883)	(1,108)	(413)	(2,404)	2,404	-
Income before income taxes	$72,023	$8,302	$4,855	$85,180	$-	$85,180
Income tax expense	28,089	3,238	(5,333)	25,994	-	25,994
Net income	$43,934	$5,064	$10,188	$59,186	$-	$59,186
Total assets	$5,584,866	$23,315	$1,837,514	$7,445,695	$(943,871)	$6,501,824

	Year Ended December 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$367,620	$95	$38,853	$406,568	$-	$406,568
Interest expense	(28,425)	-	(40,771)	(69,196)	-	(69,196)
Net interest income	339,195	95	(1,918)	337,372	-	337,372
Provision for loan and lease losses	(161,501)	-	-	(161,501)	-	(161,501)
Non-interest income	24,004	28,288	284	52,576	-	52,576
Non-interest expenses	(219,519)	(22,564)	(6,422)	(248,505)	-	(248,505)
Intersegment revenue	1,427	-	948	2,375	(2,375)	-
Intersegment expenses	(948)	(1,027)	(400)	(2,375)	2,375	-
Income before income taxes	$(17,342)	$4,792	$(7,508)	$(20,058)	$-	$(20,058)
Income tax expense	(6,763)	1,869	(12,660)	(17,554)	-	(17,554)
Net income	$(10,579)	$2,923	$5,152	$(2,504)	$-	$(2,504)
Total assets	$5,867,874	$22,349	$2,126,921	$8,017,144	$(917,995)	$7,099,149

Comparison of years ended December 31, 2017 and 2016

Banking

Oriental's banking segment net income before taxes decreased $32.5 million to $39.5 million, reflecting:

•        A decrease in net interest income by $8.8 million, mainly from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid;

•        The special provision for loan and lease losses of $32.4 million related to hurricanes Irma and Maria;

•        An increase in the provision for loan and lease losses, excluding the aforementioned special hurricane provision, of $15.6 million, which includes $4.3 million recorded to charge-off the loss on sale of a municipal loan and another provision of $5.9 million recorded for the general allowance on the municipal loan portfolio during the second quarter of 2017;

•        Higher non-interest income by $9.5 million, reflecting the termination of the FDIC shared-loss agreement in the first quarter of 2017; and

•        Lower non-interest expenses by $14.6 million mainly as a result of lower losses on the sale of foreclosed real estate and other repossessed assets by $5.6 million, lower insurance expenses by $3.9 million, lower loan servicing and clearing expenses by $3.6 million, and to lower credit related expenses by $2.3 million.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased $1.1 million to $7.2 million mainly due to lower activity levels in the third quarter of 2017 related to hurricanes Irma and Maria.

Treasury

Treasury segment net income before taxes, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $21.4 million, compared to $4.9 million, reflecting:

•        Lower interest expenses on securities sold under agreements to repurchase as a result of (i) the repayment at maturity of a $232.0 million repurchase agreement at 4.78% in March 2017, and (ii) the unwinding of $180.0 million repurchase agreements during 2017; and

•        The sale of $166.0 million mortgage-backed securities, generating a gain of $6.9 million during 2017.

Comparison of year ended December 31, 2016 and 2015

Banking

Oriental's banking segment net income before taxes increased $89.4 million 2016, reflecting:

•         A decrease in net interest income by $45.2 million, mainly from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid and a decrease of $15.3 million in cost recoveries on acquired loans;

•         A decrease in provision for loan and lease losses of 59.7% or $96.4 million.  During 2015, Oriental changed to non-accrual status the PREPA line of credit and recorded a $53.3 million provision for loan and lease losses related thereto. In addition, in 2015 the Company recognized a provision for loan and lease losses of $32.9 million related to the sale of certain non-performing acquired commercial loans;

•        Higher non-interest income by $11.7 million, reflecting the expiration of the FDIC commercial and non-single family loans loss share coverage at June 30, 2015, decreasing the FDIC shared-loss expense in 2016 to $13.6 million as compared to $42.8 million; and

•         Lower non-interest expense by $26.3 million, primarily reflecting a decrease in foreclosure, repossession and other real estate expenses of $21.8 million as a result of the bulk sale of non-performing assets in 2015. The year 2015 also included a $9.1 million increase in other real estate owned and other mortgage properties markdowns, as part of 2015 de-risking efforts.

Wealth Management

Wealth management revenue increased $3.5 million, reflecting lower non-interest expenses by $5.1 million, mainly due to a payment of $2.1 million required by the broker-dealer's regulator during 2015 and a reduction in compensation expense from lower commissions as a result of lower brokerage activity.

Treasury

Treasury segment net income before taxes increased to $4.9 million, compared to a loss of $7.5 million, refecting:

•         Lower interest expenses on repurchases agreements and other borrowings of $14.3 million, mainly from the partial unwinding of a repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%, and the repayment of $227.0 million in short term FHLB advances at maturity; and

•         Higher non-interest income as Oriental recovered $5.0 million in 2016 from a loss related to a private label collateralized mortgage obligation.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2017, Oriental’s total assets amounted to $6.189 billion representing a decrease of 4.8% when compared to $6.502 billion at December 31, 2016. This reduction is attributable to a decrease in the investment portfolio of $196.5 million, a decrease in the loan portfolio of $91.4 million and a decrease in cash and due from banks of $25.2 million.

Oriental's investment portfolio decreased 14.4% to $1.166 billion at December 31, 2017, mainly attributed to the sale of $166.0 million mortgage-backed securities available-for-sale during the second quarter of 2017, and to paydowns in the investment securities held-to-maturity portfolio of $88.7 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate located in Puerto Rico, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2017, Oriental’s loan portfolio decreased 2.2%. Our loan portfolio is transitioning as originated loans grow at a slower pace than acquired loans decrease due to repayments and maturities. The BBVAPR acquired loan portfolio decreased $182.0 million from December 31, 2016 to $825.9 million at December 31, 2017. The Eurobank acquired loan portfolio decreased $35.3  million from December 31, 2016 to $99.3 million at December 31, 2017.

Cash and due from banks decreased 4.9% to $485.2 million, due to the repayment of repurchase agreements which were cancelled or matured during 2017.

Accrued income receivable increased by $29.7 million mainly due to interest accrued but not yet collected resulting from the loan payment moratorium.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At December 31, 2017, total assets managed by Oriental’s trust division and OPC amounted to $3.040 billion, compared to $2.850 billion at December 31, 2016. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2017, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.250 billion, compared to $2.351 billion at December 31, 2016. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of December 31, 2017, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2017, based on its annual goodwill impairment test, Oriental determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceeded its fair value by approximately $204.2 million, or 22%. Accordingly, Oriental proceeded to perform step two of the analysis. Based on the results of step two, Oriental determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the year ended December 31, 2017, Oriental performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at December 31, 2017. As indicated in Note 2 of the consolidated financial statements, during the month of September Hurricanes Irma and Maria made landfall and subsequently caused extensive destruction in Puerto Rico, disrupting the markets in which Oriental does business. The hurricanes have and may continue to impact Oriental’s financial results, which may have an effect on Oriental’s estimated fair value. However, Oriental has incorporated this into the step two analysis and determined, based on the information currently available, that there is no indication of impairment of goodwill. Oriental will continue monitoring the impact of the hurricanes as new information becomes available.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31		Variance
	2017	2016	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$887,779	$1,025,370	-13.4%
Obligations of US government-sponsored agencies	2,879	3,884	-25.9%
US Treasury securities	10,163	49,054	-79.3%
CMOs issued by US government-sponsored agencies	80,071	101,831	-21.4%
GNMA certificates	167,338	165,235	1.3%
Puerto Rico government and public instrumentalities	2,093	4,073	-48.6%
FHLB stock	13,995	10,793	29.7%
Other debt securities	1,538	1,921	-19.9%
Other investments	194	350	-44.6%
Total investments	1,166,050	1,362,511	-14.4%
Loans	4,056,329	4,147,692	-2.2%
Total investments and loans	5,222,379	5,510,203	-5.2%
Other assets:
Cash and due from banks (including restricted cash)	481,212	507,863	-5.2%
Money market investments	7,021	5,606	25.2%
FDIC indemnification asset	-	14,411	-100.0%
Foreclosed real estate	44,174	47,520	-7.0%
Accrued interest receivable	49,969	20,227	147.0%
Deferred tax asset, net	127,421	124,200	2.6%
Premises and equipment, net	67,860	70,407	-3.6%
Servicing assets	9,821	9,858	-0.4%
Derivative assets	771	1,330	-42.0%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	92,356	104,130	-11.3%
Total other assets	966,674	991,621	-2.5%
Total assets	$6,189,053	$6,501,824	-4.8%
Investment portfolio composition:
FNMA and FHLMC certificates	76.1%	75.2%
Obligations of US government-sponsored agencies	0.2%	0.3%
US Treasury securities	0.9%	3.6%
CMOs issued by US government-sponsored agencies	6.9%	7.5%
GNMA certificates	14.4%	12.1%
Puerto Rico government and public instrumentalities	0.2%	0.3%
FHLB stock	1.2%	0.8%
Other debt securities and other investments	0.1%	0.2%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	December 31		Variance
	2017	2016	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$683,607	$721,494	-5.3%
Commercial	1,307,261	1,277,866	2.3%
Consumer	330,039	290,515	13.6%
Auto and leasing	883,985	756,395	16.9%
	3,204,892	3,046,270	5.2%
Allowance for loan and lease losses on originated and other loans and leases	(92,718)	(59,300)	-56.4%
	3,112,174	2,986,970	4.2%
Deferred loan costs, net	6,695	5,766	16.1%
Total originated and other loans loans held for investment, net	3,118,869	2,992,736	4.2%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,380	5,562	-21.3%
Consumer	28,915	32,862	-12.0%
Auto	21,969	53,026	-58.6%
	55,264	91,450	-39.6%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,862)	(4,300)	10.2%
	51,402	87,150	-41.0%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	532,053	569,253	-6.5%
Commercial	243,092	292,564	-16.9%
Consumer	1,431	4,301	-66.7%
Auto	43,696	85,676	-49.0%
	820,272	951,794	-13.8%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(45,755)	(31,056)	-47.3%
	774,517	920,738	-15.9%
Total acquired BBVAPR loans, net	825,919	1,007,888	-18.1%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	69,538	73,018	-4.8%
Commercial	53,793	81,460	-34.0%
Consumer	1,112	1,372	-19.0%
	124,443	155,850	-20.2%
Allowance for loan and lease losses on Eurobank loans	(25,174)	(21,281)	-18.3%
Total acquired Eurobank loans, net	99,269	134,569	-26.2%
Total acquired loans, net	925,188	1,142,457	-19.0%
Total held for investment, net	4,044,057	4,135,193	-2.2%
Mortgage loans held for sale	12,272	12,499	-1.8%
Total loans, net	$4,056,329	$4,147,692	-2.2%

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

As shown in Table 5 above, total loans, net, amounted to $4.056 billion at December 31, 2017 and $4.148 billion at December 31, 2016. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•        Mortgage loan portfolio amounted to $683.6 million (21.3% of the gross originated loan portfolio) compared to $721.5 million (23.7% of the gross originated loan portfolio) at December 31, 2016. Mortgage loan production totaled $137.8 million for the year December 31, 2017, which represents a decrease of 33.8% from $208.2 million in 2016. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $8.3 million and $9.7 million at December 31, 2017 and 2016, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•        Commercial loan portfolio amounted to $1.307 billion (40.8% of the gross originated loan portfolio) compared to $1.278 billion (42.0% of the gross originated loan portfolio) at December 31, 2016. Commercial loan production, including US Loan Programs production of $39.4 million, increased 1.8% to $300.2 million for the year ended December 31, 2017, from $295.0 million in 2016.

•        Consumer loan portfolio amounted to $330.0 million (10.3% of the gross originated loan portfolio) compared to $290.5 million (9.5% of the gross originated loan portfolio) at December 31, 2016. Consumer loan production decreased 7.0% to $148.6 million for the year ended December 31, 2017 from $159.8 million in 2016.

•        Auto and leasing portfolio amounted to $884.0 million (27.6% of the gross originated loan portfolio) compared to $756.4 million (24.8% of the gross originated loan portfolio) at December 31, 2016. Auto and leasing production increased by 16.3% to $331.2 million for the year ended December 31, 2017 compared to $284.8 million in 2016.

The following table summarizes the remaining contractual maturities of Oriental’s total gross non-covered loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2017.  Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
		One Year or Less	From One to
			Five Years		After Five Years
	Balance Outstanding at December 31, 2016		Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(Dollars in thousands)
Originated and other loans:
Mortgage	$683,607	$2,732	$11,040	$-	$669,835	$-
Commercial	1,307,261	728,264	487,547	-	91,450	-
Consumer	330,039	36,060	232,679	-	61,300	-
Auto and leasing	883,985	2,847	407,809	-	473,329	-
Total	$3,204,892	769,903	1,139,075	-	1,295,914	-

Acquired loans accounted under ASC 310-20
Commercial	2,940	2,940	-	-	-	-
Commercial secured by real estate	1,440	1,299	141	-	-	-
Consumer	28,915	28,915	-	-	-	-
Auto	21,969	7,128	14,841	-	-	-
Total	$55,264	$40,282	$14,982	$-	-	$-

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2017
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$9,209	$291	3.16%	$9,560	$461	4.82%	$70,475	$1,606	2.28%
90 - 119 days	593	27	4.55%	136	6	4.41%	1,556	66	4.24%
120 - 179 days	21	2	9.52%	-	-	0.00%	326	14	4.29%
180 - 364 days	69	9	13.04%	-	-	0.00%	1,069	67	6.27%
365+ days	354	57	16.10%	2,435	360	14.78%	8,380	702	8.38%
Total	$10,246	$386	3.77%	$12,131	$827	6.82%	$81,806	$2,455	3.00%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.31%			0.37%			2.51%
Refinanced or Modified Loans:
Amount	$1,970	$216	10.96%	$535	$58	10.84%	$16,149	$1,283	7.94%
Percentage of Higher-Risk Loan Category	19.23%			4.41%			19.74%
Loan-to-Value Ratio:
Under 70%	$6,787	$254	3.74%	$762	$34	4.46%	$-	$-	-
70% - 79%	1,540	95	6.17%	3,047	162	5.32%	-	-	-
80% - 89%	515	18	3.50%	3,194	224	7.01%	-	-	-
90% and over	1,404	19	1.35%	5,128	407	7.94%	81,806	2,455	3.00%
	$10,246	$386	3.77%	$12,131	$827	6.82%	$81,806	$2,455	3.00%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Deposits from the Puerto Rico government totaled $153.1 million at December 31, 2017. The following table includes Oriental's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2017
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Municipalities	$145,167	$5,272	$95,685	$44,210

Secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Investment securities	2,093	2,093	-	-	The remaining position is a PRHTA security maturing July 1, 2018 issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation.
Total	$147,260	$7,365	$95,685	$44,210

Credit Risk Management

Allowance for Loan and Lease Losses

Oriental maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for loan and lease losses ("ALLL") policy provides for a detailed quarterly analysis of probable losses. At December 31, 2017, Oriental’s allowance for loan and lease losses amounted to $167.5 million, a $51.6 million increase from $115.9 million at December 31, 2016.

As discussed in Note 2 to the consolidated financial statements, during 2017, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Although the effect of the hurricanes on Oriental's loan portfolio is difficult to predict at this time, management performed an evaluation of the loan portfolios in order to assess the impact on repayment sources and underlying collateral that could result in additional losses.

For the commercial portfolio, the framework for the analysis was based on our current ALLL methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment.

As part of the process, Oriental contacted its clients to evaluate the impact of the hurricanes on their business operations and collateral. The impact was then categorized as follows: (i) low risk, for clients that had no business impact or relatively insignificant impact; (ii) medium risk, for clients that had a business impact on their primary or secondary sources of repayment, but had adequate cash flow to cover operations and to satisfy their obligations; or (iii) high risk, for clients that had potentially significant problems that affected primary, secondary and tertiary (collateral) sources of repayment. This criterion was used to model adjusted PDs and LGDs considering internal and external sources of information available to support our estimation process and output.

During the fourth quarter, Oriental performed an update of the initial estimate, taking into consideration the most recent available information gathered through additional visits and interviews with clients and the economic environment in Puerto Rico.

For the retail portfolios, mortgage, consumer and auto, the assumptions established in the initial estimate were based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment for all portfolios and the location of the collateral for mortgage loans. During the fourth quarter of 2017, Oriental performed additional procedures to evaluate the reasonability of the initial estimate based on the payment experience % of borrowers for which the deferral period expired. The analysis took into consideration historical payment behavior and loss experience of borrowers (PDs and LGDs) of each portfolio segment to develop a range of estimated potential losses. Management understands that this approach is reasonable given the lack of historical information related to the behavior of local borrowers in such an unprecedented event. The amount used in the analysis represents the average of potential outcomes of expected losses.

The documentation for the assessments considers all information available at the moment. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available.

Based on the analysis above and in accordance with ASC 450-20-25-2, we have increased our provision for loan losses during 2017 by $32.4 million in relation to these events. The increase in the allowance corresponding to our originated loan portfolio was $17.5 million: $3.8 million in mortgage loans, $7.3 million in commercial loans, $1.7 million in consumer loans, and $4.7 million in auto loans. The increase in the allowance corresponding to our acquired loan portfolio was $14.9 million: $6.7 million in mortgage loans, $7.9 million in commercial loans, and $0.3 million in auto loans.

The documentation for the assessments considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available.

Tables 8 through 10 set forth an analysis of activity in the ALLL and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2017 and 2016, Oriental had $99.7 million and $104.1 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At December 31, 2017 and 2016, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $109.2 million and $98.1 million, respectively.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

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

At December 31, 2017, Oriental’s non-performing assets decreased by 0.2% to $156.7 million (2.61% of total assets, excluding acquired loans with deteriorated credit quality) from $156.9 million (2.88% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2016. Oriental does not expect non-performing loans to result in significantly higher losses. At December 31, 2017, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 87.35% (56.30% at December 31, 2016).

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

The following items comprise non-performing assets:

•        Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At December 31, 2017, Oriental’s originated non-performing mortgage loans totaled $64.1 million (58.9% of Oriental’s non-performing loans), a 14.0% decrease from $74.5 million (68.9% of Oriental’s non-performing loans) at December 31, 2016.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2017, Oriental’s originated non-performing commercial loans amounted to $35.3 million (32.42% of Oriental’s non-performing loans), a 78.2% increase from $19.8 million at December 31, 2016 (18.3% of Oriental’s non-performing loans).

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2017, Oriental’s originated non-performing consumer loans amounted to $2.6 million (2.4% of Oriental’s non-performing loans), a 29.5% increase from $2.0 million at December 31, 2016 (1.8% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2017, Oriental’s originated non-performing auto loans and leases amounted to $4.2 million (3.9% of Oriental’s total non-performing loans), a decrease of 53.2% from $9.1 million at December 31, 2016 (8.4% of Oriental’s total non-performing loans).

•        Acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving features and/or acquired at premium):

Commercial revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2017, Oriental’s acquired non-performing commercial lines of credit accounted for under ASC 310-20 amounted to $1.3 million (1.2% of Oriental’s non-performing loans), a 10.2% decrease from $1.4 million at December 31, 2016 (1.3% of Oriental’s non-performing loans).

Consumer revolving lines of credit and credit cards — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 180 days. At December 31, 2017, Oriental’s acquired non-performing consumer lines of credit and credit cards accounted for under ASC 310-20 totaled $1.4 million (1.2% of Oriental’s non-performing loans), a 63.6% increase from $828 thousand at December 31, 2016 (0.8% of Oriental’s non-performing loans).

Auto loans acquired at premium - are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2017, Oriental’s acquired non-performing auto loans accounted for under ASC 310-20 totaled $179 thousand (0.2% of Oriental’s non-performing loans), a 67.6% decrease from $552 thousand at December 31, 2016 (0.5% of Oriental’s non-performing loans).

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month moratorium for the payment due on auto and personal loans for customers whose payments were not over 89 days past due at August 31, 2017. These payments, together with any additional accrued interest, are payable in three installments after the original maturity of the loans. Residential mortgage loans have the same moratorium, but the payments subject to the moratorium on non-conforming loans are payable in aggregate as a balloon payment at the maturity of the loan and on conforming mortgage loans the repayment terms are established on a case by case basis at the end of the moratorium period. For credit cards, that were not over 29 days past due at August 31, 2017, the minimum payment amount was waived until December 31, 2017. Oriental also offered an automatic one-month moratorium for the payment of principal and interest on commercial loans for customers whose payments were not over 30 days past due at August 31, 2017, and the flexibility of extending it up to two additional months, based on the customer's needs. Oriental had approximately 83 thousand loans under the moratorium program amounting to $2.6 billion at December 31, 2017. The level of delinquencies for mortgage and auto loans as of December 31, 2017 was impacted by the loan moratorium. Although the repayment schedule was modified as part of the moratorium, certain borrowers continued to make payments, having an impact on the respective delinquency status.

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

The Non-traditional Mortgage Loan Program is for non-traditional mortgages, including balloon payment, interest only/interest first, variable interest rate, adjustable interest rate and other qualified loans. Non-traditional mortgage loan portfolios are segregated into the following categories: performing loans that meet secondary market requirement and are refinanced under the credit underwriting guidelines of FHA/VA/FNMA/ FHLMC, and performing loans not meeting secondary market guidelines processed pursuant Oriental’s current credit and underwriting guidelines. Oriental achieved an affordable and sustainable monthly payment by taking specific, sequential, and necessary steps such as reducing the interest rate, extending the loan term, capitalizing arrearages, deferring the payment of principal or, if the borrower qualifies, refinancing the loan.

In order to apply for any of the loan modification programs, if the borrower is active in Chapter 13 bankruptcy, it must request an authorization from the bankruptcy trustee to allow for the loan modification.  Borrowers with discharged Chapter 7 bankruptcies may also apply. Loans in these programs are evaluated by designated underwriters for troubled-debt restructuring classification if Oriental grants a concession for legal or economic reasons due to the debtor’s financial difficulties.

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$20,439	$17,344	17.8%
Commercial	30,258	8,995	236.4%
Consumer	16,454	13,067	25.9%
Auto and leasing	25,567	19,463	31.4%
Unallocated allowance	-	431	-100.0%
Total allowance balance	$92,718	$59,300	56.4%
Allowance composition:
Mortgage	22.04%	29.24%	-24.6%
Commercial	32.63%	15.17%	115.1%
Consumer	17.75%	22.04%	-19.5%
Auto and leasing	27.58%	32.82%	-16.0%
Unallocated allowance	0.00%	0.73%	-100.0%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.99%	2.40%	24.6%
Commercial	2.31%	0.70%	230.0%
Consumer	4.99%	4.50%	10.9%
Auto and leasing	2.89%	2.57%	12.5%
Total allowance to total originated loans	2.89%	1.95%	48.2%
Allowance coverage ratio to non-performing loans:
Mortgage	31.89%	23.28%	37.0%
Commercial	85.83%	45.46%	88.8%
Consumer	639.74%	657.96%	-2.8%
Auto and leasing	604.14%	215.01%	181.0%
Total	87.35%	56.30%	55.2%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$42	$169	-75.1%
Consumer	3,225	3,028	6.5%
Auto	595	1,103	-46.1%
Total allowance balance	$3,862	$4,300	-10.2%
Allowance composition:
Commercial	1.09%	3.93%	-72.3%
Consumer	83.50%	70.42%	18.6%
Auto	15.41%	25.65%	-39.9%
	100.00%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.96%	3.04%	-68.4%
Consumer	11.15%	9.21%	21.1%
Auto	2.71%	2.08%	30.3%
Total allowance to total acquired loans	6.99%	4.70%	48.7%
Allowance coverage ratio to non-performing loans:
Commercial	3.31%	11.94%	-72.3%
Consumer	238.01%	365.70%	-34.9%
Auto	332.40%	199.82%	66.3%
Total	137.73%	153.85%	-10.5%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$14,085	$2,682	425.2%
Commercial	23,691	23,452	1.0%
Consumer	18	-	100.0%
Auto	7,961	4,922	61.7%
Total allowance balance	$45,755	$31,056	47.3%
Allowance composition:
Mortgage	30.78%	8.64%	256.3%
Commercial	51.78%	75.52%	-31.4%
Consumer	0.04%	-0.01%	-500.0%
Auto	17.40%	15.85%	9.8%
	100.00%	100.00%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,187	$11,947	27.1%
Commercial	9,982	9,328	7.0%
Consumer	5	6	-16.7%
Total allowance balance	$25,174	$21,281	18.3%
Allowance composition:
Mortgage	60.33%	56.14%	7.5%
Commercial	39.64%	43.83%	-9.6%
Consumer	0.02%	0.03%	-33.3%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2017	2016	%	2015
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of year	$59,299	$112,626	-47.3%	$51,439
Provision for loan and lease losses	79,886	45,058	77.3%	99,336
Charge-offs	(61,856)	(112,497)	-45.0%	(53,001)
Recoveries	15,389	14,113	9.0%	14,852
Balance at end of year	$92,718	$59,300	56.4%	$112,626
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$4,300	$5,542	-22.4%	$4,597
Provision for loan and lease losses	1,847	2,255	-18.1%	7,469
Charge-offs	(4,156)	(5,816)	-28.5%	(9,345)
Recoveries	1,871	2,319	-19.3%	2,821
Balance at end of year	$3,862	$4,300	-10.2%	$5,542
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$31,056	$25,785	20.4%	$13,481
Provision for loan and lease losses	24,681	15,508	59.2%	16,656
Loan pools fully charged off	-	(282)	-100.0%	(4,352)
Allowance de-recognition	(9,982)	(9,955)	0.3%	-
Balance at end of period	$45,755	$31,056	47.3%	$25,785

Eurobank loans
Balance at beginning of year	$21,281	$90,178	-76.4%	$64,245
Provision for loan and lease losses	6,725	2,255	198.2%	38,040
FDIC shared-loss portion on provision for loan and lease losses	-	3,391	-100.0%	2,503
Loan pools fully charged off	-	(134)	-100.0%	(14,610)
Allowance de-recognition	(2,832)	(74,409)	-96.2%	-
Balance at end of year	$25,174	$21,281	18.3%	$90,178

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Year Ended December 31,
			Variance
	2017	2016	%	2015
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(6,623)	$(6,767)	-2.1%	$(5,397)
Recoveries	585	330	77.3%	391
Total	(6,038)	(6,437)	-6.2%	(5,006)
Commercial
Charge-offs	(7,684)	(62,445)	-87.7%	(5,546)
Recoveries	1,281	460	178.5%	432
Total	(6,403)	(61,985)	-89.7%	(5,114)
Consumer
Charge-offs	(13,641)	(11,554)	18.1%	(8,683)
Recoveries	1,209	452	167.5%	871
Total	(12,432)	(11,102)	12.0%	(7,812)
Auto
Charge-offs	(33,908)	(31,731)	6.9%	(33,375)
Recoveries	12,314	12,871	-4.3%	13,158
Total	(21,594)	(18,860)	14.5%	(20,217)
Net credit losses
Total charge-offs	(61,856)	(112,497)	-45.0%	(53,001)
Total recoveries	15,389	14,113	9.0%	14,852
Total	$(46,467)	$(98,384)	-52.8%	$(38,149)
Net credit losses to average loans outstanding:
Mortgage	0.87%	0.87%	0.5%	0.65%
Commercial	0.51%	4.47%	-88.6%	0.38%
Consumer	4.22%	4.39%	-3.8%	3.85%
Auto	2.64%	2.63%	0.3%	3.21%
Total	1.52%	3.18%	-52.1%	1.30%
Recoveries to charge-offs	24.88%	12.55%	98.3%	28.02%
Average originated loans:
Mortgage	$697,873	743,838	-6.2%	771,322
Commercial	1,251,051	1,385,421	-9.7%	1,336,510
Consumer	294,572	253,069	16.4%	202,971
Auto	818,155	716,373	14.2%	629,910
Total	$3,061,651	$3,098,701	-1.2%	$$2,940,713

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Year Ended December 31,
			Variance
	2017	2016	%	2015
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(132)	$(42)	214.3%	$(42)
Recoveries	5	73	-93.2%	31
Total	(127)	31	-509.7%	(11)
Consumer
Charge-offs	(3,048)	(3,619)	-15.8%	(4,755)
Recoveries	446	301	48.2%	680
Total	(2,602)	(3,318)	-21.6%	(4,075)
Auto
Charge-offs	(976)	(2,155)	-54.7%	(4,548)
Recoveries	1,420	1,945	-27.0%	2,110
Total	444	(210)	-311.4%	(2,438)
Net credit losses
Total charge-offs	(4,156)	(5,816)	-28.5%	(9,345)
Total recoveries	1,871	2,319	-19.3%	2,821
Total	$(2,285)	$(3,497)	-34.7%	$(6,524)
Net credit losses to average loans outstanding:
Commercial	32.82%	-5.78%	-667.4%	1.31%
Consumer	4.49%	5.55%	-19.1%	6.59%
Auto	-1.15%	0.28%	-507.8%	1.27%
Total	2.36%	2.60%	-9.2%	2.56%
Recoveries to charge-offs	45.02%	39.87%	12.9%	30.19%
Average loans accounted for under ASC 310-20:
Commercial	$387	536	-27.8%	840
Consumer	57,971	59,772	-3.0%	61,842
Auto	38,587	74,431	-48.2%	192,058
Total	$96,945	$134,739	-28.0%	$254,740

TABLE 11 — NON-PERFORMING ASSETS

	December 31,		Variance
	2017	2016	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$25,354	$32,408	-21.8%
Other loans	74,360	71,941	3.4%
Accruing loans
Troubled-Debt Restructuring loans	6,704	2,706	147.7%
Other loans	2,528	1,067	136.9%
Total non-performing loans	$108,946	$108,122	0.8%
Foreclosed real estate	44,174	45,587	-3.1%
Other repossessed assets	3,548	3,224	10.0%
	$156,668	$156,933	-0.2%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.95%	2.88%	2.4%
Non-performing assets to total capital	16.58%	17.05%	-2.8%

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$3,181	$2,917	$3,118

TABLE 12 — NON-PERFORMING LOANS

	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$64,085	$74,503	-14.0%
Commercial	35,253	19,786	78.2%
Consumer	2,572	1,986	29.5%
Auto and leasing	4,232	9,052	-53.2%
	106,142	105,327	0.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,270	1,415	-10.2%
Consumer	1,355	828	63.6%
Auto	179	552	-67.6%
	2,804	2,795	0.3%
Total	$108,946	$108,122	0.8%
Non-performing loans composition percentages:
Originated loans
Mortgage	58.7%	68.9%
Commercial	32.4%	18.3%
Consumer	2.4%	1.8%
Auto and leasing	3.9%	8.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.2%	1.3%
Consumer	1.2%	0.8%
Auto	0.2%	0.5%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.34%	3.45%	-3.2%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.05%	1.99%	3.0%
Total capital	11.53%	11.75%	-1.9%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.15%	1.17%	-1.71%
Non-performing loans	34.49%	34.09%	1.2%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	57.69%	63.58%	-9.3%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	134.26%	89.25%	50.4%

FDIC Indemnification Asset

Oriental recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$14,411	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	-	(1,573)	(55,723)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	3,391	2,503
FDIC indemnification asset benefit (expense)	1,403	(8,040)	(36,398)
Final settlement with FDIC on commercial loans	-	-	(1,589)
Net expenses incurred under shared-loss agreements	-	(1,966)	16,428
Shared-loss termination settlement	(15,814)	-	-
Balance at end of year	$-	$14,411	$22,599

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT

	Year Ended December 31
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$8,670	$4,814	$21,682
Amortization of negative discount	-	(8,040)	(36,417)
Impact of lower projected losses	-	11,896	19,549
Shared-loss termination	(8,670)	-	-
Balance at end of year	$-	$8,670	$4,814

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$969,525	$848,502	14.3%
NOW accounts	1,069,572	1,091,237	-2.0%
Savings and money market accounts	1,251,396	1,196,231	4.6%
Certificates of deposit	1,507,101	1,526,805	-1.3%
Total deposits	4,797,594	4,662,775	2.9%
Accrued interest payable	1,888	1,712	10.3%
Total deposits and accrued interest payable	4,799,482	4,664,487	2.9%
Borrowings:
Securities sold under agreements to repurchase	192,869	653,756	-70.5%
Advances from FHLB	99,643	105,454	-5.5%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	153	61	150.8%
Total borrowings	328,748	795,354	-58.7%
Total deposits and borrowings	5,128,230	5,459,841	-6.1%

Other Liabilities:
Derivative liabilities	1,281	2,437	-47.4%
Acceptances outstanding	27,644	23,765	16.3%
Other liabilities	86,791	95,370	-9.0%
Total liabilities	$5,243,946	$5,581,413	-6.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	20.2%	18.2%
NOW accounts	22.3%	23.4%
Savings and money market accounts	26.1%	25.7%
Certificates of deposit	31.4%	32.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	58.7%	82.2%
Advances from FHLB	30.3%	13.3%
Other term notes	0.0%	0.0%
Subordinated capital notes	11.0%	4.5%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$192,500	$652,229
Daily average outstanding balance	$393,133	$663,845
Maximum outstanding balance at any month-end	$606,210	$902,500

Liabilities and Funding Sources

As shown in Table 15 above, at December 31, 2017, Oriental’s total liabilities were $5.244 billion, 6.0% less than the $5.581 billion reported at December 31, 2016. Deposits and borrowings, Oriental’s funding sources, amounted to $5.128 billion at December 31, 2017 versus $5.460 billion at December 31, 2016, a 6.1% decrease.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At December 31, 2017, borrowings amounted to $328.7 million, representing a decrease of 58.7% when compared with the $795.4 million reported at December 31, 2016. The decrease in borrowings is mainly attributed to a decrease in repurchase agreements of $460.9 million, reflecting:

•         The repayment at maturity of a $232.0 million repurchase agreement with a rate of 4.78% on March 2, 2017; and

•         The unwinding of $180.0 million repurchase agreements during 2017.

At December 31, 2017, deposits represented 94% and borrowings represented 6% of interest-bearing liabilities. At December 31, 2017, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.798 billion, an increase of 3.0% from $4.664 billion at December 31, 2016.

Stockholders’ Equity

At December 31, 2017, Oriental’s total stockholders’ equity was $945.1 million, a 2.7% increase when compared to $920.4 million at December 31, 2016. This increase in stockholders’ equity reflects increases in retained earnings of $23.1 million, legal surplus of $5.2 million, additional paid-in capital of $652 thousand, and a decrease in treasury stock, at cost, of $358 thousand, partially offset by a decrease in accumulated other comprehensive income, net of tax of $4.5 million. Book value per share was $17.73 at December 31, 2017 compared to $17.18 at December 31, 2016.

From December 31, 2016 to December 31, 2017, tangible common equity to total assets increased to 11.12% from 10.19%, Leverage capital ratio increased to 13.92% from 12.99%, Common Equity Tier 1 capital ratio increased to 14.59% from 14.05%, Tier 1 Risk-Based capital ratio increased to 19.05% from 18.35%, and Total Risk-Based capital ratio increased to 20.34% from 19.62%.

New Capital Rules to Implement Basel III Capital Requirements

OFG Bancorp and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG Bancorp and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2017, OFG Bancorp's and the Bank’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 16, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2017 and 2016, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at December 31, 2017 and 2016:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,		Variance
	2017	2016	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$945,107	$920,411	2.7%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.59%	14.05%	3.8%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$644,804	627,733	2.7%
Minimum common equity tier 1 capital required	$198,930	201,040	-1.0%
Minimum capital conservation buffer required	$55,258	27,922	97.9%
Excess over regulatory requirement	$390,615	398,770	-2.0%
Risk-weighted assets	$4,420,667	4,467,556	-1.0%
Tier 1 risk-based capital ratio	19.05%	18.35%	3.8%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$842,133	$819,662	2.7%
Minimum tier 1 risk-based capital required	$265,240	$268,053	-1.0%
Excess over regulatory requirement	$576,893	$551,608	4.6%
Risk-weighted assets	$4,420,667	$4,467,556	-1.0%
Total risk-based capital ratio	20.34%	19.62%	3.7%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$899,258	$876,657	2.6%
Minimum total risk-based capital required	$353,653	$357,404	-1.0%
Excess over regulatory requirement	$545,604	$519,252	5.1%
Risk-weighted assets	$4,420,667	$4,467,556	-1.0%
Leverage capital ratio	13.92%	12.99%	7.1%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$842,133	$819,662	2.7%
Minimum tier 1 capital required	$242,057	$252,344	-4.1%
Excess over regulatory requirement	$600,076	$567,318	5.8%
Tangible common equity to total assets	11.12%	10.19%	9.1%
Tangible common equity to risk-weighted assets	15.57%	14.82%	5.1%
Total equity to total assets	15.27%	14.16%	7.8%
Total equity to risk-weighted assets	21.38%	20.60%	3.8%
Stock data:
Outstanding common shares	43,947,442	43,914,844	0.1%
Book value per common share	$17.73	$17.18	3.2%
Tangible book value per common share	$15.67	$15.08	3.9%
Market price at end of year	$9.40	$13.10	-28.2%
Market capitalization at end of year	$413,106	$575,284	-28.2%

	Year Ended December 31,
			Variance
	2017	2016	%	2015
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$10,553	$10,544	0.1%	$15,932
Cash dividends declared per share	$0.24	$0.24	0.0%	$0.36
Payout ratio	27.91%	23.30%	19.8%	-97.30%
Dividend yield	2.55%	1.83%	39.3%	4.92%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2017, and 2016:

	December 31,
	2017	2016
	(In thousands, except share or per share information)
Total stockholders' equity	$945,107	$920,411
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,339)	(4,260)
Customer relationship intangible	(1,348)	(1,900)
Total tangible common equity	$688,481	$662,312
Total assets	6,189,053	6,501,824
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,339)	(4,260)
Customer relationship intangible	(1,348)	(1,900)
Total tangible assets	$6,098,297	$6,409,595
Tangible common equity to tangible assets	11.29%	10.33%
Common shares outstanding at end of period	43,947,442	43,914,844
Tangible book value per common share	$15.67	$15.08

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

Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied, and are not audited. To mitigate these limitations, Oriental has procedures in place to calculate these measures using the appropriate GAAP or regulatory components. Although these non-GAAP financial measures are frequently used by stakeholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analyses of results as reported under GAAP.

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$644,804	$627,733	2.7%
Additional tier 1 capital	197,329	191,929	2.8%
Tier 1 capital	842,133	819,662	2.7%
Additional Tier 2 capital	57,125	56,995	0.2%
Total risk-based capital	$899,258	$876,657	2.6%
Risk-weighted assets:
Balance sheet items	$4,249,042	$4,307,817	-1.4%
Off-balance sheet items	171,625	159,739	7.4%
Total risk-weighted assets	$4,420,667	$4,467,556	-1.0%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.59%	14.05%	3.8%
Tier 1 capital (minimum required - 6%)	19.05%	18.35%	3.8%
Total capital (minimum required - 8%)	20.34%	19.62%	3.7%
Leverage ratio (minimum required - 4%)	13.92%	12.99%	7.1%
Equity to assets	15.27%	14.16%	7.8%
Tangible common equity to assets	11.12%	10.19%	9.1%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2017 and 2016:

	December 31,		Variance
	2017	2016	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.63%	17.96%	3.7%
Actual common equity tier 1 capital	$822,776	$800,544	2.8%
Minimum capital requirement (4.5%)	$198,712	$200,585	-0.9%
Minimum capital conservation buffer requirement (1.25% at June 30, 2017 - 0.625% at December 31, 2016)	$55,198	$27,859	98.1%
Minimum to be well capitalized (6.5%)	$287,028	$289,734	-0.9%
Tier 1 Capital to Risk-Weighted Assets	18.63%	17.96%	3.7%
Actual tier 1 risk-based capital	$822,776	$800,544	2.8%
Minimum capital requirement (6%)	$264,949	$267,447	-0.9%
Minimum to be well capitalized (8%)	$353,265	$356,596	-0.9%
Total Capital to Risk-Weighted Assets	19.92%	19.23%	3.6%
Actual total risk-based capital	$879,648	$857,259	2.6%
Minimum capital requirement (8%)	$353,265	$356,596	-0.9%
Minimum to be well capitalized (10%)	$441,581	$445,745	-0.9%
Total Tier 1 Capital to Average Total Assets	13.63%	12.75%	6.9%
Actual tier 1 capital	$822,776	$800,544	2.8%
Minimum capital requirement (4%)	$241,417	$251,200	-3.9%
Minimum to be well capitalized (5%)	$301,771	$314,000	-3.9%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2017 and 2016, Oriental’s market capitalization for its outstanding common stock was $413.1 million ($9.40 per share) and $575.3 million ($13.10 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06
2015
December 31, 2015	$10.52	$6.39	$0.06
September 30, 2015	$10.20	$6.63	$0.10
June 30, 2015	$17.04	$10.67	$0.10
March 31, 2015	$17.70	$14.88	$0.10

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the year ended December 31, 2017.

At December 31, 2017, the number of shares that may yet be purchased under such program is estimated at 822,431 and was calculated by dividing the remaining balance of $7.7 million by $9.40  (closing price of Oriental's common stock at December 31, 2017).

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the consolidated financial statements, Oriental has certain obligations and commitments to make future payments under contracts. At December 31, 2017, the aggregate contractual obligations and commercial commitments, excluding accrued interest and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$192,500	$82,500	$110,000	$-	$-
Advances from FHLB	99,321	90,113	9,208	-	-
Subordinated capital notes	35,000	-	-	-	35,000
Annual rental commitments under noncancelable operating leases	34,319	7,251	12,024	15,044	-
Certificates of deposits	1,507,101	824,667	607,686	74,748	-
Total	$1,868,241	$1,004,531	$738,918	$89,792	$35,000

Loan commitments, which represent unused lines of credit and letters of credit provided to customers, decreased to $485.0 million and $494 thousand, respectively, for 2017, as compared to $492.9 million and $2.7 million, respectively, at December 31, 2016. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. Oriental evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Oriental upon extension of credit, is based on management’s credit evaluation of the customer.

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

QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations:

TABLE 17 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2017	2017	2017	2017	2017
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$86,178	$85,940	$90,355	$83,174	$345,647
Interest expense	11,560	10,377	9,877	9,661	41,475
Net interest income	74,618	75,563	80,478	73,513	304,172
Provision for loan and lease losses	17,654	26,536	44,042	24,907	113,139
Net interest income after provision for loan and lease losses	56,964	49,027	36,436	48,606	191,033
Non-interest income	19,074	24,886	17,912	16,815	78,687
Non-interest expenses	51,684	52,816	50,469	46,662	201,631
Income before taxes	24,354	21,097	3,879	18,759	68,089
Income tax expense	9,204	3,993	560	1,686	15,443
Net income	15,150	17,104	3,319	17,073	52,646
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
Income available to common shareholders	$11,685	$13,638	$(146)	$13,607	$38,784
PER SHARE DATA:
Basic	$0.27	$0.30	$-	$0.31	$0.88
Diluted	$0.26	$0.30	$-	$0.30	$0.88

	March 31,	June 30,	September 30,	December 31,	Total
	2016	2016	2016	2016	2016
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$91,306	$87,908	$90,584	$86,794	$356,592
Interest expense	16,331	14,596	13,657	12,581	57,165
Net interest income	74,975	73,312	76,927	74,213	299,427
Provision for loan and lease losses	13,789	14,445	23,469	13,373	65,076
Net interest income after provision for loan and lease losses	61,186	58,867	53,458	60,840	234,351
Non-interest income	13,503	15,155	20,215	17,946	66,819
Non-interest expenses	54,857	53,825	54,926	52,382	215,990
(Loss) income before taxes	19,832	20,197	18,747	26,404	85,180
Income tax expense (benefit)	5,661	5,858	3,627	10,848	25,994
Net (loss) income	14,171	14,339	15,120	15,556	59,186
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
(Loss) income available to common shareholders	$10,706	$10,873	$11,655	$12,090	$45,324
PER SHARE DATA:
Basic	$0.24	$0.25	$0.27	$0.28	$1.03
Diluted	$0.24	$0.25	$0.26	$0.27	$1.03

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2017 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$11,063	3.88%	$10,548	3.81%
+ 100 Basis points	$5,528	1.94%	$5,269	1.90%
- 50 Basis points	$(5,403)	-1.89%	$(5,072)	-1.83%

The impact of -100 and -200 basis point reductions in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2017.

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

Derivative instruments that are used as part of Oriental’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 11 to the accompanying consolidated financial statements for further information concerning Oriental’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $510 thousand (notional amount of $35.1 million) was recognized at December 31, 2017 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2017, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $618 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $618 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of December 31, 2017, Oriental had $35.1 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $35.1 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for Oriental is its lending activities. In Puerto Rico, Oriental’s principal market, economic conditions are very challenging, as they have been for the last twelve years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board of Puerto Rico. In addition, as was demonstrated with hurricanes Irma and Maria during the month of September 2017, Puerto Rico is susceptible to natural disasters, such as hurricanes and earthquakes, which can have a disproportionate impact on Puerto Rico because of the logistical difficulties of bringing relief to an island far from the United States main land. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing Oriental's loans may suffer significant damages.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of December 31, 2017, Oriental had $192.5 million in repurchase agreements, excluding accrued interest, and $518.5 million in brokered deposits.

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

As of December 31, 2017, Oriental had approximately $485.2 million in unrestricted cash and cash equivalents, $921.6 million in investment securities that are not pledged as collateral, $919.9 million in borrowing capacity at the FHLB-NY.

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

FINANCIAL DATA INDEX

OFG Bancorp

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and stockholders of OFG Bancorp:

The management of OFG Bancorp ("Oriental") is responsible for establishing and maintaining effective internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and for the assessment of internal control over financial reporting. Oriental’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Oriental’s internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of Oriental;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of Oriental are being made only in accordance with authorization of management and directors of Oriental; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Oriental’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Oriental’s internal control over financial reporting as of December 31, 2017. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that Oriental maintained effective internal control over financial reporting as of December 31, 2017 based on the COSO Criteria.

The effectiveness of Oriental’s internal control over financial reporting as of December 31, 2017, has been audited by KPMG LLP, Oriental’s independent registered public accounting firm, as stated in their report dated March 12, 2018.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 12, 2018		Date: March 12, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the consolidated financial statements and the related notes (collectively, the consolidated financial statements) of OFG Bancorp and subsidiaries as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2005.

/s/    KPMG LLP

San Juan, Puerto Rico
March 12, 2018

Stamp No. E304093 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017,and the related notes (collectively, the consolidated financial statements), and our report dated March 12, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

San Juan, Puerto Rico
March 12, 2018

Stamp No. E304094 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2017 AND 2016

	December 31,
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$478,182	$504,833
Money market investments	7,021	5,606
Total cash and cash equivalents	485,203	510,439
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $647 (December 31, 2016 - $667)	191	347
Investment securities available-for-sale, at fair value, with amortized cost of $648,800 (December 31, 2016 - $749,867)	645,797	751,484
Investment securities held-to-maturity, at amortized cost, with fair value of $497,681 (December 31, 2016 - $592,763)	506,064	599,884
Federal Home Loan Bank (FHLB) stock, at cost	13,995	10,793
Other investments	3	3
Total investments	1,166,050	1,362,511
Loans:
Loans held-for-sale, at lower of cost or fair value	12,272	12,499
Loans held for investment, net of allowance for loan and lease losses of $167,509 (December 31, 2016 - $115,937)	4,044,057	4,135,193
Total loans	4,056,329	4,147,692
Other assets:
FDIC indemnification asset	-	14,411
Foreclosed real estate	44,174	47,520
Accrued interest receivable	49,969	20,227
Deferred tax asset, net	127,421	124,200
Premises and equipment, net	67,860	70,407
Customers' liability on acceptances	27,663	23,765
Servicing assets	9,821	9,858
Derivative assets	771	1,330
Goodwill	86,069	86,069
Other assets	64,693	80,365
Total assets	$6,189,053	$6,501,824

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2017 AND 2016 (CONTINUED)

	December 31,
	2017	2016
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,039,126	$1,939,764
Savings accounts	1,251,398	1,196,232
Time deposits	1,508,958	1,528,491
Total deposits	4,799,482	4,664,487
Borrowings:
Securities sold under agreements to repurchase	192,869	653,756
Advances from FHLB	99,643	105,454
Subordinated capital notes	36,083	36,083
Other borrowings	153	61
Total borrowings	328,748	795,354
Other liabilities:
Derivative liabilities	1,281	2,437
Acceptances executed and outstanding	27,644	23,765
Accrued expenses and other liabilities	86,791	95,370
Total liabilities	5,243,946	5,581,413
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding,
December 31, 2016 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2016 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued: 43,947,442 shares outstanding (December 31, 2016 - 52,625,869;
43,914,844)	52,626	52,626
Additional paid-in capital	541,600	540,948
Legal surplus	81,454	76,293
Retained earnings	200,878	177,808
Treasury stock, at cost, 8,678,427 shares (December 31, 2016 - 8,711,025 shares)	(104,502)	(104,860)
Accumulated other comprehensive income, net of tax of $564 (December 31, 2016 $983)	(2,949)	1,596
Total stockholders’ equity	945,107	920,411
Total liabilities and stockholders’ equity	$6,189,053	$6,501,824

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Interest income:
Loans	$312,421	$321,945	$367,622
Mortgage-backed securities	26,994	30,522	35,338
Investment securities and other	6,232	4,125	3,608
Total interest income	345,647	356,592	406,568
Interest expense:
Deposits	30,298	29,253	27,034
Securities sold under agreements to repurchase	7,223	18,805	29,567
Advances from FHLB and other borrowings	2,398	6,186	9,072
Subordinated capital notes	1,556	2,921	3,523
Total interest expense	41,475	57,165	69,196
Net interest income	304,172	299,427	337,372
Provision for loan and lease losses, net	113,139	65,076	161,501
Net interest income after provision for loan and lease losses	191,033	234,351	175,871
Non-interest income:
Banking service revenue	39,468	41,647	41,466
Wealth management revenue	25,790	27,433	29,040
Mortgage banking activities	4,050	5,021	6,128
Total banking and financial service revenues	69,308	74,101	76,634

Net impairment losses recognized in earnings	-	-	(1,490)
FDIC shared-loss benefit (expense), net	1,403	(13,581)	(42,808)
Reimbursement from FDIC shared-loss coverage in sale of loans and foreclosed real estate	-	-	20,000
Net gain (loss) on:
Sale of securities	6,896	12,207	2,572
Derivatives	132	(71)	(190)
Early extinguishment of debt	(80)	(12,000)	-
Other non-interest income	1,028	6,163	(2,142)
Total non-interest income, net	78,687	66,819	52,576

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	79,751	76,761	78,999
Professional and service fees	12,406	12,235	14,973
Occupancy and equipment	32,557	30,300	33,466
Insurance	5,223	9,109	9,567
Electronic banking charges	19,322	20,707	21,893
Information technology expenses	8,010	7,116	5,648
Advertising, business promotion, and strategic initiatives	5,616	5,485	6,452
Loss on sale of foreclosed real estate and other repossessed assets	4,634	10,282	30,546
Loan servicing and clearing expenses	4,693	8,247	9,198
Taxes, other than payroll and income taxes	9,187	9,782	9,460
Communication	3,415	3,379	3,808
Printing, postage, stationary and supplies	2,437	2,558	2,575
Director and investor relations	1,072	1,087	1,091
Credit related expenses	7,992	10,267	11,091
Other	5,316	8,675	9,738
Total non-interest expense	201,631	215,990	248,505
Income (loss) before income taxes	68,089	85,180	(20,058)
Income tax expense (benefit)	15,443	25,994	(17,554)
Net income (loss)	52,646	59,186	(2,504)
Less: dividends on preferred stock	(13,862)	(13,862)	(13,862)
Income (loss) available to common shareholders	$38,784	$45,324	$(16,366)
Earnings (loss) per common share:
Basic	$0.88	$1.03	$(0.37)
Diluted	$0.88	$1.03	$(0.37)
Average common shares outstanding and equivalents	51,096	51,088	51,455
Cash dividends per share of common stock	$0.24	$0.24	$0.36

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31,
	2017	2016	2015
	(In thousands)

Net income (loss)	$52,646	$59,186	$(2,504)
Other comprehensive income before tax:
Unrealized gain (loss) on securities available-for-sale	2,276	(5,023)	(8,814)
Realized gain on investment securities included in net income	(6,896)	(12,207)	(2,572)
Other-than-temporary impairment included in net income	-	-	1,490
Unrealized gain on cash flow hedges	494	3,303	4,278
Other comprehensive income before taxes	(4,126)	(13,927)	(5,618)
Income tax effect	(419)	1,526	(96)
Other comprehensive (loss) after taxes	(4,545)	(12,401)	(5,714)
Comprehensive income (loss)	$48,101	$46,785	$(8,218)

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Preferred stock:
Balance at beginning of year	$176,000	$176,000	$176,000
Balance at end of year	176,000	176,000	176,000
Common stock:
Balance at beginning of year	52,626	52,626	52,626
Balance at end of year	52,626	52,626	52,626
Additional paid-in capital:
Balance at beginning of year	540,948	540,512	539,311
Stock-based compensation expense	1,109	1,270	1,637
Stock-based compensation excess tax benefit recognized in income	(99)	-	-
Lapsed restricted stock units	(358)	(834)	(436)
Balance at end of year	541,600	540,948	540,512
Legal surplus:
Balance at beginning of year	76,293	70,435	70,467
Transfer from retained earnings	5,161	5,858	(32)
Balance at end of year	81,454	76,293	70,435
Retained earnings:
Balance at beginning of year	177,808	148,886	181,152
Net income	52,646	59,186	(2,504)
Cash dividends declared on common stock	(10,553)	(10,544)	(15,932)
Cash dividends declared on preferred stock	(13,862)	(13,862)	(13,862)
Transfer to legal surplus	(5,161)	(5,858)	32
Balance at end of year	200,878	177,808	148,886
Treasury stock:
Balance at beginning of year	(104,860)	(105,379)	(97,070)
Stock repurchased	-	-	(8,950)
Lapsed restricted stock units	358	519	641
Balance at end of year	(104,502)	(104,860)	(105,379)
Accumulated other comprehensive income, net of tax:
Balance at beginning of year	1,596	13,997	19,711
Other comprehensive loss, net of tax	(4,545)	(12,401)	(5,714)
Balance at end of year	(2,949)	1,596	13,997
Total stockholders’ equity	$945,107	$920,411	$897,077

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$52,646	$59,186	$(2,504)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees, net of costs	3,529	3,509	3,396
Amortization of fair value premiums, net of discounts, on acquired loans	8	39	3,106
Amortization of investment securities premiums, net of accretion of discounts	7,865	8,540	12,109
Amortization of core deposit and customer relationship intangibles	1,473	1,677	1,906
Amortization of fair value premiums on acquired deposits	-	340	660
FDIC shared-loss (benefit) expense, net	(1,403)	13,581	42,808
Other-than-temporary impairment on securities	-	-	1,490
Depreciation and amortization of premises and equipment	8,986	9,420	11,100
Deferred income tax expense, net	(3,658)	23,226	(37,329)
Provision for loan and lease losses, net	113,139	65,076	161,501
Stock-based compensation	1,109	1,270	1,637
Stock-based compensation excess tax benefit recognized in income	(99)	-	-
(Gain) loss on:
Sale of securities	(6,896)	(12,207)	(2,572)
Sale of mortgage loans held-for-sale	(955)	(1,570)	(3,135)
Derivatives	(103)	181	(81)
Early extinguishment of debt	80	12,000	-
Foreclosed real estate	4,964	11,934	33,998
Sale of other repossessed assets	57	(1,623)	4,828
Sale of premises and equipment	(539)	12	192
Originations of loans held-for-sale	(116,020)	(179,430)	(211,352)
Proceeds from sale of mortgage loans held-for-sale	75,637	69,862	102,383
Net (increase) decrease in:
Trading securities	156	(59)	1,306
Accrued interest receivable	(29,742)	410	708
Servicing assets	37	(2,403)	610
Other assets	13,675	(7,941)	(14,849)
Net increase (decrease) in:
Accrued interest on deposits and borrowings	(937)	(862)	(250)
Accrued expenses and other liabilities	28,431	4,344	(14,584)
Net cash provided by operating activities	151,440	78,512	97,082

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(182,054)	(119,544)	(1,939)
Investment securities held-to-maturity	-	(86,478)	(499,317)
FHLB stock	(31,950)	(20,421)	-
Maturities and redemptions of:
Investment securities available-for-sale	105,169	145,512	238,003
Investment securities held-to-maturity	88,726	101,965	39,310
FHLB stock	28,748	30,411	386
Proceeds from sales of:
Investment securities available-for-sale	256,996	300,483	103,831
Foreclosed real estate and other repossessed assets, including write-offs	40,051	47,507	117,050
Proceeds from sale of loans held-for-sale	-	123,137	-
Premises and equipment	569	48	-
Mortgage servicing rights	-	-	5,927
Origination and purchase of loans, excluding loans held-for-sale	(801,766)	(768,353)	(802,572)
Principal repayment of loans, including covered loans	699,409	817,199	861,891
(Repayments to) reimbursements from the FDIC on shared-loss agreements, net	(10,125)	1,573	90,697
Additions to premises and equipment	(6,469)	(5,297)	(5,283)
Net change in restricted cash	-	319	5,058
Net cash provided by investing activities	187,304	568,061	153,042

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2017, 2016 AND 2015 – (CONTINUED)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	125,991	(61,078)	(198,052)
Securities sold under agreements to repurchase	(459,815)	(292,264)	(45,315)
FHLB advances, federal funds purchased, and other borrowings	(5,741)	(228,633)	(4,155)
Subordinated capital notes	-	(66,550)	1,049
Exercise of stock options and restricted units lapsed, net	-	(315)	204
Purchase of treasury stock	-	-	(8,950)
Dividends paid on preferred stock	(13,862)	(13,862)	(13,862)
Dividends paid on common stock	(10,553)	(10,141)	(17,761)
Net cash used in financing activities	$(363,980)	$(672,843)	$(286,842)
Net change in cash and cash equivalents	(25,236)	(26,270)	(36,718)
Cash and cash equivalents at beginning of year	510,439	536,709	573,427
Cash and cash equivalents at end of year	$485,203	$510,439	$536,709
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$40,570	$56,302	$67,766
Income taxes paid	$30	$10,051	$13,966
Mortgage loans securitized into mortgage-backed securities	$74,919	$112,071	$116,319
Transfer from loans to foreclosed real estate and other repossessed assets	$43,163	$45,538	$67,345
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$33,647	$123,137	$3,445
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$293	$182	$156
Financed sales of foreclosed real estate	$1,113	$2,212	$4,760
Loans booked under the GNMA buy-back option	$8,268	$9,681	$7,945
Interest capitalized on loans subject to the temporary payment moratorium	$39,701	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of OFG Bancorp (Oriental) conform with GAAP and to banking industry practices. The following is a description of Oriental’s most significant accounting policies:

Nature of Operations

Oriental is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), and a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”). Oriental also has a special purpose entity, Oriental Financial (PR) Statutory Trust II (the “Statutory Trust II”). Through these subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, leasing, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

The main offices of Oriental and its subsidiaries are located in San Juan, Puerto Rico, except for OPC, which is located in Boca Raton, Florida.  Oriental is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the U.S. Bank Holding Company Act of 1956, as amended, and the Dodd-Frank Act.

The Bank is subject to the supervision, examination and regulation of the Office of the Commissioner of Financial Institutions of Puerto Rico (“OCFI”) and the Federal Deposit Insurance Corporation ( “FDIC”).  The Bank offers banking services such as commercial and consumer lending, leasing, auto loans, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its commercial banking network to provide mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is a commercial lender organized in Delaware and based in Cornelius, North Carolina. Oriental International Bank Inc. (“OIB”), a wholly-owned subsidiary of the Bank, and Oriental Overseas, a division of the Bank, are international banking entities licensed pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended. OIB and Oriental Overseas offer the Bank certain Puerto Rico tax advantages.  Their activities are limited under Puerto Rico law to persons located in Puerto Rico with assets/liabilities located outside of Puerto Rico.

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

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA, as well as FHLMC, mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. During 2016, Oriental began servicing most of its mortgage loan portfolio.

On December 18, 2012, Orienal purchased from Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), a subsidiary offering insurance services, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities”), a registered broker-dealer. This transaction is referred to as the “BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as the “BBVAPR Companies” or “BBVAPR.”

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of OFG Bancorp and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Statutory Trust II is exempt from the consolidation requirements of GAAP.

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

Securities Purchased/Sold Under Agreements to Resell/Repurchase

Oriental purchases securities under agreements to resell the same or similar securities. Amounts advanced under these agreements represent short-term loans and are reflected as assets in the consolidated statements of financial condition. It is Oriental’s policy to take possession of securities purchased under resale agreements while the counterparty retains effective control over the securities. Oriental monitors the fair value of the underlying securities as compared to the related receivable, including accrued interest, and requests additional collateral when deemed appropriate.

Oriental also sells securities under agreements to repurchase the same or similar securities. Oriental retains effective control over the securities sold under these agreements. Accordingly, such agreements are treated as financing arrangements, and the obligations to repurchase the securities sold are reflected as liabilities. The securities underlying the financing agreements remain included in the asset accounts. The counterparty to repurchase agreements generally has the right to repledge the securities received as collateral.

Investment Securities

Securities are classified as held-to-maturity, available-for-sale or trading. Securities for which Oriental has the intent and ability to hold until maturity are classified as held-to-maturity and are carried at amortized cost. Securities that might be sold prior to maturity because of interest rate changes to meet liquidity needs or to better match the repricing characteristics of funding sources are classified as available-for-sale. These securities are reported at fair value, with unrealized gains and losses excluded from earnings and reported net of tax in other comprehensive income (loss).

Oriental classifies as trading those securities that are acquired and held principally for the purpose of selling them in the near future. These securities are carried at fair value with realized and unrealized changes in fair value included in earnings in the period in which the changes occur.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s investment in the Federal Home Loan Bank of New York (“FHLB-NY”) stock, a restricted security, has no readily determinable fair value and can only be sold back to the FHLB-NY at cost. Therefore, these stock shares are deemed to be nonmarketable equity securities and are carried at cost.

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

Oriental determines the fair value of its financial instruments based on the fair value measurement framework, which establishes a fair value hierarchy that prioritizes the inputs of valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy are described below:

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Investment Securities

Oriental conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Oriental separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with a credit loss is recognized in income, while the remaining noncredit-related component is recognized in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing it to the present value of cash flows expected to be collected from the security discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

Oriental’s review for impairment generally entails, but is not limited to:

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

•  Oriental’s intent to sell the debt security;

•  whether it is more-likely-than-not that Oriental will be required to sell the debt security before its anticipated recovery; and

•  other qualitative factors that could support or not an other-than-temporary impairment.

Derivative Instruments and Hedging Activities

Oriental’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Oriental’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by Oriental’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. Oriental considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Oriental’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuations is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of Oriental’s interest rate risk-management strategy include interest rate swaps, caps, forward-settlement swaps, and futures contracts. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchange-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

When using derivative instruments, Oriental exposes itself to credit and market risk. If a counterparty fails to fulfill its performance obligations under a derivative contract due to insolvency or any other event of default, Oriental’s credit risk will equal the fair value gain in a derivative plus any cash or securities that may have been delivered to the counterparty as part of the transaction terms. Generally, when the fair value of a derivative contract is positive, this indicates that the counterparty owes Oriental, thus creating a repayment risk for Oriental. This risk is generally mitigated by requesting cash or securities from the counterparty to cover the positive fair value. When the fair value of a derivative contract is negative, Oriental owes the counterparty and, therefore, assumes no credit risk other than to the extent that the cash or value of the collateral delivered as part of the transactions exceeds the fair value of the derivative. Oriental minimizes the credit (or repayment) risk in derivative instruments by entering into transactions with high-quality counterparties.

Oriental uses forward-settlement swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in LIBOR. Once the forecasted wholesale borrowing transactions occur, the interest rate swap will effectively lock-in Oriental’s interest rate payments on an amount of forecasted interest expense attributable to the one-month LIBOR corresponding to the swap notional amount. By employing this strategy, Oriental minimizes its exposure to volatility in LIBOR.

As part of this hedging strategy, Oriental formally documents all relationships between hedging instruments and hedged items, as the well as its risk-management objective and strategy for undertaking various hedging transactions. This process includes linking all derivatives that are designated as cash flow hedges to (i) specific assets and liabilities on the balance sheet or (ii) specific firm commitments or forecasted transactions. Oriental also formally assesses (both at the hedge’s inception and on an ongoing basis) whether the derivatives that are used in hedging transactions have been highly effective in offsetting changes in the fair value or cash flows of hedged items and whether those derivatives may be expected to remain highly effective in future periods. The changes in fair value of the forward-settlement swaps are recorded in accumulated other comprehensive income (loss) to the extent there is no significant ineffectiveness.

Oriental discontinues hedge accounting prospectively when (i) it determines that the derivative is no longer effective in offsetting changes in the cash flows of a hedged item (including hedged items such as firm commitments or forecasted transactions); (ii) the derivative expires or is sold, terminated, or exercised; (iii) it is no longer probable that the forecasted transaction will occur; (iv) a hedged firm commitment no longer meets the definition of a firm commitment; or (v) management determines that designating the derivative as a hedging instrument is no longer appropriate or desired.

Oriental’s derivative activities are monitored by its Asset/Liability Management Committee which is also responsible for approving hedging strategies that are developed through its analysis of data derived from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into Oriental’s overall interest rate risk-management.

Off-Balance Sheet Instruments

In the ordinary course of business, Oriental enters into off-balance sheet instruments consisting of commitments to extend credit, further discussed in Note 26 hereto. Such financial instruments are recorded in the financial statements when these are funded or related fees are incurred or received. Oriental periodically evaluates the credit risks inherent in these commitments and establishes accruals for such risks if and when these are deemed necessary.

Mortgage Banking Activities and Loans Held-For-Sale

The residential mortgage loans reported as held-for-sale are stated at the lower of cost or fair value, cost being determined on the outstanding loan balance less unearned income, and fair value determined in the aggregate. Net unrealized losses are recognized through a valuation allowance by charges to income. Realized gains or losses on these loans are determined using the specific identification method. Loans held-for-sale include all conforming mortgage loans originated and purchased, which from time to time Oriental sells to other financial institutions or securitizes conforming mortgage loans into GNMA, FNMA and FHLMC pass-through certificates.

Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities

Oriental recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Oriental is not engaged in sales of mortgage loans and mortgage-backed securities subject to recourse provisions except for those provisions that allow for the repurchase of loans as a result

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

of a breach of certain representations and warranties other than those related to the credit quality of the loans included in the sale transactions.

The transfer of an entire financial asset, a group of entire financial assets, or a participating interest in an entire financial asset in which Oriental surrenders control over the assets is accounted for as a sale if all of the following conditions set forth in Accounting Standards Codification ("ASC") Topic 860 are met: (i) the assets must be isolated from creditors of the transferor, (ii) the transferee must obtain the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (iii) the transferor cannot maintain effective control over the transferred assets through an agreement to repurchase them before their maturity. When Oriental transfers financial assets and the transfer fails any one of these criteria, Oriental is prevented from derecognizing the transferred financial assets and the transaction is accounted for as a secured borrowing. For federal and Puerto Rico income tax purposes, Oriental treats the transfers of loans which do not qualify as “true sales” under the applicable accounting guidance, as sales, recognizing a deferred tax asset or liability on the transaction. For transfers of financial assets that satisfy the conditions to be accounted for as sales, Oriental derecognizes all assets sold; recognizes all assets obtained and liabilities incurred in consideration as proceeds of the sale, including servicing assets and servicing liabilities, if applicable; initially measures at fair value assets obtained and liabilities incurred in a sale; and recognizes in earnings any gain or loss on the sale. The guidance on transfer of financial assets requires a true sale analysis of the treatment of the transfer under state law as if Oriental was a debtor under the bankruptcy code. A true sale legal analysis includes several legally relevant factors, such as the intent of the parties, the nature and level of recourse to the transferor, and the nature of retained interests in the loans sold. The analytical conclusion as to a true sale is never absolute and unconditional, but contains qualifications based on the inherent equitable powers of a bankruptcy court, as well as the unsettled state of the common law. Once the legal isolation test has been met, other factors concerning the nature and extent of the transferor’s control over the transferred assets are taken into account in order to determine whether derecognition of assets is warranted.

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Conforming conventional mortgage loans are combined into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or sold directly to FNMA or other private investors for cash. To the extent the loans do not meet the specified characteristics, investors are generally entitled to require Oriental to repurchase such loans or indemnify the investor against losses if the assets do not meet certain guidelines. GNMA programs allow financial institutions to buy back individual delinquent mortgage loans that meet certain criteria from the securitized loan pool for which Oriental provides servicing. At Oriental’s option and without GNMA prior authorization, Oriental may repurchase such delinquent loans for an amount equal to 100% of the loan’s remaining principal balance. This buy-back option is considered a conditional option until the delinquency criteria is met, at which time the option becomes unconditional. When the loans backing a GNMA security are initially securitized, Oriental treats the transaction as a sale for accounting purposes because the conditional nature of the buy-back option means that Oriental does not maintain effective control over the loans, and therefore these are derecognized from the statement of financial condition. When individual loans later meet GNMA’s specified delinquency criteria and are eligible for repurchase, Oriental is deemed to have regained effective control over these loans, and these must be brought back onto Oriental’s books as assets, regardless of whether Oriental intends to exercise the buy-back option. Quality review procedures are performed by Oriental as required under the government agency programs to ensure that asset guideline qualifications are met. Oriental has not recorded any specific contingent liability in the consolidated financial statements for these customary representation and warranties related to loans sold by Oriental, and management believes that, based on historical data, the probability of payments and expected losses under these representation and warranty arrangements is not significant.

Oriental has liability for residential mortgage loans sold subject to credit recourse, principally loans associated with FNMA residential mortgage loan sales and securitization programs. In the event of any customer default, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements in the event of nonperformance by the borrowers is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. In the event of nonperformance by the borrower, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers ultimate losses on these loans when the proceeds from a foreclosure sale of the property underlying a defaulted mortgage loan are less than the outstanding principal balance of the loan plus any uncollected interest advanced and the costs of holding and disposing the related property. Oriental has established a liability to cover the estimated credit loss exposure related to loans sold with credit recourse.

The estimated losses to be absorbed under the credit recourse arrangements are recorded as a liability when the loans are sold or credit recourse is assumed as part of acquired servicing rights, and are updated by accruing or reversing expense (categorized in the line item "mortgage banking activities" in the consolidated statements of operations) throughout the life of the loan, as necessary, when

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

additional relevant information becomes available. The methodology used to estimate the recourse liability is a function of the recourse arrangements given and considers a variety of factors, which include actual defaults and historical loss experience, foreclosure rate, estimated future defaults and the probability that a loan would be delinquent. Statistical methods are used to estimate the recourse liability. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent within the following twelve-month period.

Servicing Assets

Oriental periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, Oriental may purchase or assume the right to service mortgage loans originated by others. Whenever Oriental undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate Oriental for servicing the loans. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate Oriental for its expected cost.

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, Oriental measures servicing rights at fair value at each reporting date and reports changes in fair value of servicing asset in the statement of operations in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statement of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

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

Loans and Leases

Originated and Other Loans and Leases Held in Portfolio

Loans that Oriental originates and intends to hold in portfolio are stated at the principal amount outstanding, adjusted for unamortized deferred fees and costs which are amortized to interest income over the expected life of the loan using the interest method. Oriental discontinues accrual of interest on originated loans after payments become more than 90 days past due or earlier if Oriental does not expect the full collection of principal or interest. The delinquency status is based upon the contractual terms of the loans.

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

Oriental follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged and recoveries are credited to the allowance for loan and lease losses on originated and other loans.

Larger commercial loans that exhibit potential or observed credit weaknesses are subject to individual review and grading. Where appropriate, allowances are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow, and legal options available to Oriental.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that Oriental will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. Oriental measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, (ii) that are troubled-debt restructurings (each a "TDR’s”), or (iii) when deemed necessary by management. The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

Oriental uses a rating system to apply an overall allowance percentage to each originated and other loan portfolio segment based on historical credit losses adjusted for current conditions and trends. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by Oriental over a determined look back period for each segment. The actual loss factor is adjusted by the appropriate loss emergence period as calculated for each portfolio. Then, the adjusted loss experience is supplemented with other qualitative factors based on the risks present for each portfolio segment. These qualitative factors include consideration of the following: the credit grading assigned to commercial loans; levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff, including the bank’s loan review system as graded by regulatory agencies in their last examination; local economic trends and conditions; industry conditions; effects of external factors such as competition and regulatory requirements on the level of estimated credit losses in the current portfolio; and effects of changes in credit concentrations and collateral value.  An additional impact from the historical loss experience is applied based on levels of delinquency, loan classification, FICO score and/or origination date, depending on the portfolio.

At origination, a determination is made whether a loan will be held in our portfolio or is intended for sale in the secondary market. Loans that will be held in Oriental’s portfolio are carried at amortized cost. Residential mortgage loans held for sale are recorded at the lower of the aggregate cost or market value (“LOCOM”).

Acquired Loans and Leases

Loans that Oriental acquires in acquisitions are recorded at fair value with no carryover of the related allowance for loan losses. Determining the fair value of the loans involves estimating the amount and timing of principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest.

Oriental has acquired loans in two separate acquisitions, the BBVAPR Acquisition in December 2012 and the FDIC-assisted Eurobank acquisition in April 2010. For each acquisition, Oriental considered the following factors as indicators that an acquired loan had evidence of deterioration in credit quality and was therefore in the scope of ASC 310-30:

•        Loans that were 90 days or more past due;

•        Loans that had an internal risk rating of substandard or worse (substandard is consistent with regulatory definitions and is defined as having a well-defined weakness that jeopardizes liquidation of the loan);

•        Loans that were classified as nonaccrual by the acquired bank at the time of acquisition; and

•        Loans that had been previously modified in a TDR.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Loans Accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium)

Revolving credit facilities such as credit cards, retail and commercial lines of credit and floor plans which are specifically scoped out of ASC 310-30 are accounted for under the provisions of ASC 310-20.  Also, performing auto loans with FICO scores over 660 acquired at a premium in the BBVAPR Acquisition are accounted for under this guidance.  Auto loans with FICO scores below 660 were acquired at a discount and are accounted for under the provisions of ASC 310-30.  The provisions of ASC 310-20 require that any differences between the contractually required loan payments in excess of Oriental’s initial investment in the loans be accreted into interest income on a level-yield basis over the life of the loan. Loans acquired in the BBVAPR Acquisition that were accounted for under the provisions of ASC 310-20 which had fully amortized their premium or discount, recorded at the date of acquisition, are removed from the acquired loan category. Loans accounted for under ASC 310-20 are placed on non-accrual status when past due in accordance with Oriental’s non-accruing policy and any accretion of discount is discontinued. These assets were recorded at estimated fair value on their acquisition date, incorporating an estimate of future expected cash flows. Such fair value includes a credit discount which accounts for expected loan losses over the estimated life of these loans. Management takes into consideration this credit discount when determining the necessary allowance for acquired loans that are accounted for under the provisions of ASC 310-20.

The allowance for loan and lease losses model for acquired loans accounted for under ASC 310-20 is the same as for the originated and other loan portfolio.

Acquired Loans Accounted under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental performed a fair market valuation of each of the loan pools, and each pool was recorded at a discount. Oriental determined that at least part of the discount on the acquired individual or pools of loans was attributable to credit quality by reference to the valuation model used to estimate the fair value of these pools of loans. The valuation model incorporated lifetime expected credit losses into the loans’ fair valuation in consideration of factors such as evidence of credit deterioration since origination and the amounts of contractually required principal and interest that Oriental did not expect to collect as of the acquisition date. Based on the guidance included in the December 18, 2009 letter from the AICPA Depository Institutions Panel to the Office of the Chief Accountant of the SEC, Oriental has made an accounting policy election to apply ASC 310-30 by analogy to all of these acquired pools of loans as they all (i) were acquired in a business combination or asset purchase, (ii) resulted in recognition of a discount attributable, at least in part, to credit quality; and (iii) were not subsequently accounted for at fair value.

The excess of expected cash flows from acquired loans over the estimated fair value of acquired loans at acquisition is referred to as the accretable discount and is recognized into interest income over the remaining life of the acquired loans using the interest method. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the nonaccretable discount. The nonaccretable discount represents estimated future credit losses expected to be incurred over the life of the acquired loans. Subsequent decreases to the expected cash flows require Oriental to evaluate the need for an addition to the allowance for loan losses. Subsequent improvements in expected cash flows result in the reversal of the associated allowance for loan losses, if any and the reversal of a corresponding amount of the nonaccretable discount which Oriental then reclassifies as accretable discount that is recognized into interest income over the remaining life of the loan using the interest method. Oriental’s evaluation of the amount of future cash flows that it expects to collect takes into account actual credit performance of the acquired loans to date and Oriental’s best estimates for the expected lifetime credit performance of the loans using currently available information. Charge-offs of the principal amount on acquired loans would be first applied to the nonaccretable discount portion of the fair value adjustment.

In accordance with ASC 310-30, recognition of income is dependent on having a reasonable expectation about the timing and amount of cash flows expected to be collected. Oriental performs such an evaluation on a quarterly basis on both its acquired loans individually accounted for under ASC 310-30 and those in pools accounted for under ASC 310-30 by analogy.

Cash flows for acquired loans individually accounted for under ASC 310-30 are estimated on a quarterly basis. Based on this evaluation, a determination is made as to whether or not Oriental has a reasonable expectation about the timing and amount of cash flows. Such an expectation includes cash flows from normal customer repayment, collateral value, foreclosure or other collection efforts. Cash flows for acquired loans accounted for on a pooled basis under ASC 310-30 by analogy are also estimated on a quarterly basis. For residential real estate, home equity and other consumer loans, cash flow loss estimates are calculated based on a model that incorporates a projected probability of default and loss. For commercial loans, lifetime loss rates are assigned to each pool with consideration given for pool make-up, including risk rating profile. Lifetime loss rates are developed from internally generated historical loss data and are applied to each pool.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

To the extent that Oriental cannot reasonably estimate cash flows, interest income recognition is discontinued. The unit of account for loans in pools accounted for under ASC 310-30 by analogy is the pool of loans. Accordingly, as long as Oriental can reasonably estimate cash flows for the pool as a whole, accretable yield on the pool is recognized and all individual loans within the pool - even those more than 90 days past due - would be considered to be accruing interest in Oriental’s financial statement disclosures, regardless of whether or not Oriental expects any principal or interest cash flows on an individual loan 90 days or more past due.

Oriental writes-off the loan’s recorded investment and derecognizes the associated allowance for loan and lease losses for loans that exit the acquired pools.

Effective February 6, 2017, Oriental and the FDIC agreed to terminate the loss and recovery sharing agreements in connection with a portfolio of loans acquired in the Eurobank FDIC assisted transaction.

Allowance for Loan and Lease Losses

Oriental follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans.

Oriental’s assessment of the allowance for loan losses is determined in accordance with the guidance of loss contingencies in ASC Subtopic 450-20 and loan impairment guidance in ASC Section 310-10-35. Also, Oriental determines the allowance for loan losses on purchased impaired loans and purchased loans accounted for under ASC Subtopic 310-30 by analogy, by evaluating decreases in expected cash flows after the acquisition date.

The loss factor used for the general reserve of these loans is established considering Oriental’s historical loss experience adjusted for an estimated loss emergence period and the consideration of environmental factors. Environmental factors considered are: change in non-performing loans; migration in classification; trends in charge offs; trends in volume of loans; changes in collateral values; changes in risk selections and underwriting standards, and other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff, including Oriental’s loan review system; national and local economic trends and industry conditions; and effect of external factors such as competition and regulatory requirements on the level of estimated credit losses. The sum of the adjusted loss experience factors and the environmental factors will be the general valuation reserve (“GVA”) factor to be used for the determination of the allowance for loan and lease losses in each category.

Originated and Other Loans and Leases Held for Investment and Acquired Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental determines the allowance for loan and lease losses by portfolio segment, which consist of mortgage loans, commercial loans, consumer loans, and auto and leasing, as follows:

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

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate) and by collateral type (secured by real estate and other commercial and industrial assets). The loss factor used for the GVA of these loans is established considering Oriental's past 36 month historical loss experience of each segment adjusted for the loss realization period and the consideration of environmental factors. The sum of the adjusted loss experience and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each segment.

Consumer loans: The consumer portfolio consists of smaller retail loans such as retail credit cards, overdrafts, unsecured personal lines of credit, and personal unsecured loans. The allowance factor, consisting of the adjusted historical loss factor and the environmental risk factors, will be calculated for each sub-class of loans by delinquency bucket.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Auto and Leasing: The auto and leasing portfolio consists of financing for the purchase of new or used motor vehicles for private or public use. The allowance factor is impacted by the adjusted historical loss factor and the environmental risk factors.  For the determination of the allowance factor, the portfolio is segmented by FICO score, which is updated on a quarterly basis and then by delinquency bucket

Oriental establishes its allowance for loan losses through a provision for credit losses based on our evaluation of the credit quality of the loan portfolio. This evaluation, which includes a review of loans on which full collectability may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical net loan loss experience, and other factors that warrant recognition in determining our allowance for loan losses. Oriental continues to monitor and modify the level of the allowance for loan losses to ensure it is adequate to cover losses inherent in our loan portfolio.

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

Loan loss ratios and credit risk categories, for commercial loans, are updated at least quarterly and are applied in the context of GAAP. Management uses current available information in estimating possible loan and lease losses, factors beyond Oriental’s control, such as those affecting general economic conditions, may require future changes to the allowance.

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

For the principal enhancements management made to its methodology, refer to Note 7.

Lease Financing

Oriental leases vehicles for personal and commercial use to individual and corporate customers. The direct finance lease method of accounting is used to recognize revenue on leasing contracts that meet the criteria specified in the guidance for leases in ASC Topic 840. Aggregate rentals due over the term of the leases, less unearned income, are included in lease financing contracts receivable. Unearned income is amortized using a method over the average life of the leases as an adjustment to the interest yield.

Troubled Debt Restructuring

A TDR is the restructuring of a receivable in which Oriental, as creditor, grants a concession for legal or economic reasons due to the debtor’s financial difficulties. A concession is granted when, as a result of the restructuring, Oriental does not expect to collect all

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

amounts due, including interest accrued at the original contract rate. These concessions may include a reduction of the interest rate, principal or accrued interest, extension of the maturity date or other actions intended to minimize potential losses.

To assess whether the debtor is having financial difficulties, Oriental evaluates whether it is probable that the debtor will default on any of its debt in the foreseeable future.

Receivables that are restructured in a TDR are presumed to be impaired and are subject to a specific impairment-measurement method. If the payment of principal at original maturity is primarily dependent on the value of collateral, Oriental considers the current value of that collateral in determining whether the principal will be paid. For non-collateral dependent loans, the specific reserve is calculated based on the present value of expected cash flows discounted at the loan’s effective interest rate. An accruing loan that is modified in a TDR can remain in accrual status if, based on a current, well-documented credit analysis, collection of principal and interest in accordance with the modified terms is reasonably assured, and the borrower has demonstrated sustained historical repayment performance for a reasonable period before the modification.

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

FDIC Indemnification Asset and True-up Payment Obligation

The FDIC indemnification asset was accounted for and measured separately from the covered loans acquired in the FDIC-assisted acquisition as it was not contractually embedded in any of the covered loans. The indemnification asset was recorded at fair value at the acquisition date and represented the present value of the estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit adjustment estimated for each covered asset and the shared-loss percentages. This balance also included incurred expenses under the shared-loss agreements. These cash flows were then discounted at a market-based rate to reflect the uncertainty of the timing and receipt of the shared-loss reimbursements from the FDIC. The time value of money incorporated into the present value computation was accreted into earnings over the shorter of the life of the shared-loss agreements or the holding period of the covered assets.

The FDIC indemnification asset was reduced as  shared-loss payments were received from the FDIC. Realized credit losses in excess of acquisition-date estimates resulted in an increase in the FDIC indemnification asset. Conversely, if realized credit losses were less than acquisition-date estimates, the FDIC indemnification asset was amortized through the term of the shared-loss agreements.

The true-up payment obligation associated with the loss share agreements was accounted for at fair value in accordance with ASC Section 805-30-25-6 as it was considered contingent consideration. The true-up payment obligation was included as part of other liabilities in the consolidated statements of financial condition. Any changes in the carrying value of the obligation were included in the category of FDIC loss share income (expense) in the consolidated statements of operations.

On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition of Eurobank on April 30, 2010. As part of the loss share termination transaction, the Bank made a payment of $10.1 million to the FDIC and recorded a net benefit of $1.4 million. Such termination payment took into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten-year term of the single family shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements terminated as of the closing date of the agreement.

Goodwill and Intangible Assets

Oriental’s goodwill and other identifiable intangible assets having an indefinite useful life are tested for impairment. Intangibles with indefinite lives are evaluated for impairment at least annually, and on a more frequent basis, if events or circumstances indicate impairment could have taken place. Such events could include, among others, a significant adverse change in the business climate, an adverse action by a regulator, an unanticipated change in the competitive environment and a decision to change the operations or dispose of a reporting unit.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under applicable accounting standards, goodwill impairment analysis is a two-step test. Oriental has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if Oriental chooses to bypass the qualitative assessment, Oriental compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. Oriental performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. Oriental performed its annual impairment review of goodwill during the fourth quarter of 2017 and 2016 using October 31, 2017 and 2016 as the annual evaluation dates and concluded that there was no impairment at December 31, 2017 and 2016.

Foreclosed Real Estate and Other Repossessed Property

Foreclosed real estate and other repossessed property are initially recorded at the fair value of the real estate or repossessed property less the cost of selling it at the date of foreclosure or repossession. At the time properties are acquired in full or partial satisfaction of loans, any excess of the loan balance over the estimated fair value of the property is charged against the allowance for loan and lease losses on non-covered loans. After foreclosure or repossession, these properties are carried at the lower of cost or fair value less estimated cost to sell based on recent appraised values or options to purchase the foreclosed or repossessed property. Any excess of the carrying value over the estimated fair value, less estimated costs to sell, is charged to non-interest expense. The costs and expenses associated to holding these properties in portfolio are expensed as incurred.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation. Depreciation is provided using the straight-line method over the estimated useful life of each type of asset. Amortization of leasehold improvements is computed using the straight-line method over the terms of the leases or estimated useful lives of the improvements, whichever is shorter.

Impairment of Long-Lived Assets

Oriental periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2017 and 2016, there was no indication of impairment as a result of such review.

Income Taxes

In preparing the consolidated financial statements, Oriental is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of temporary differences resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require Oriental to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to Oriental’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in such year.

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of Oriental’s net deferred tax assets assumes that Oriental will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, Oriental may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management evaluates on a regular basis whether the deferred tax assets can be realized and assesses the need for a valuation allowance. A valuation allowance is established when management believes that it is more likely than not that some portion of its deferred tax assets will not be realized. Changes in valuation allowance from period to period are included in Oriental’s tax provision in the period of change.

In addition to valuation allowances, Oriental establishes accruals for uncertain tax positions when, despite the belief that Oriental’s tax return positions are fully supported, Oriental believes that certain positions are likely to be challenged. The accruals for uncertain tax positions are adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law, and emerging legislation. The accruals for Oriental’s uncertain tax positions are reflected as income tax payable as a component of accrued expenses and other liabilities. These accruals are reduced upon expiration of the applicable statute of limitations.

Oriental follows a two-step approach for recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Oriental’s policy is to include interest and penalties related to unrecognized income tax benefits within the provision for income taxes on the consolidated statements of operations.

Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2014 to 2017, until the applicable statute of limitations expires. Tax audits by their nature are often complex and can require several years to complete.

Equity-Based Compensation Plan

Oriental’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010 and 2013.

The purpose of the Omnibus Plan is to provide flexibility to Oriental to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, level of responsibility and potential to make significant contributions to Oriental. Generally, the Omnibus Plan will terminate as of (a) the date when no more of Oriental’s shares of common stock are available for issuance under the Omnibus Plan or, (b) if earlier, the date the Omnibus Plan is terminated by Oriental’s Board of Directors.

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

The expected term of stock options granted represents the period of time that such options are expected to be outstanding. Expected volatilities are based on historical volatility of Oriental’s shares of common stock over the most recent period equal to the expected term of the stock options. For stock options issued during 2015, the expected volatilities are based on both historical and implied volatility of Oriental’s shares of common stock.

Oriental follows the fair value method of recording stock-based compensation. Oriental used the modified prospective transition method, which requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award with the cost to be recognized over the service period. It applies to all awards unvested and granted after the effective date and awards modified, repurchased, or cancelled after that date.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances, except for those resulting from investments by owners and distributions to owners. GAAP requires that recognized revenue, expenses, gains and losses be included in net income. Although certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities and on derivative activities that qualify and are designated for cash flows hedge accounting, net of taxes, are reported as a separate component of the stockholders’ equity section of the consolidated statements of financial condition, such items, along with net income, are components of comprehensive income (loss).

Commitments and Contingencies

Liabilities for loss contingencies, arising from claims, assessments, litigation, fines, and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Subsequent Events

Oriental has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form

10-K for the year ended December 31, 2017, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

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

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of  the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations. At December 31, 2017, Oriental does not have callable debt securities.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We will assess the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures beginning next year.

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which amends Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is intended to reduce diversity in practice in

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental's cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are in the process of assessing the methodology and the software to be used in order to develop an acceptable model to estimate the expected credit losses. After the model has been developed, reviewed and validated in accordance with our governance policies, Oriental will provide further disclosure regarding the estimated impact on our allowance for loan and lease losses. Also, we are assessing the additional disclosure requirements from this update. Although Oriental expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings, the ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

Leases. In February 2016, the FASB issued ASU No. 2016-02, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU No. 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Oriental plans to adopt this guidance effective January 1, 2019 using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize right-of-use assets and lease liabilities for substantially virtually all of our operating lease commitments leases for which we are the lessee as a lease liability and corresponding right-of-use asset on our consolidated financial statements. We have made substantial progress in reviewing contractual arrangements for embedded leases in an effort to identify Oriental’s full lease population and is presently evaluating all of its leases, as well as contracts that may contain embedded leases, for compliance with the new lease accounting rules. Oriental’s leases primarily consist of leased office space, and information technology equipment. At December 31, 2017, Oriental had $34.3 million of minimum lease commitments from these operating leases (refer to Note 25). Although Oriental is still evaluating the impact that the adoption of this accounting pronouncement will have on its consolidated financial statements, preliminarily it expects that the amounts to be recognized as ROU assets and lease liabilities will be less than 1% of its total assets and will not have a material impact on its regulatory capital.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. ASU No. 2015-14 also permits early adoption of ASU No. 2014-09, but not before the original effective date, which was for fiscal years beginning after December 15, 2016. Oriental will adopt this ASU effective January 1, 2018 using the modified retrospective method. The Company’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required. We concluded that substantially all of Oriental’s revenues are generated from activities that are outside the scope of this ASU, and the adoption will not have a material impact on our consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

New Accounting Updates Adopted During the Current Year

Improvements to Employee Share-Based Payment Accounting. In March 2016, the FASB issued ASU No. 2016-09, which simplifies the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and the classification on the statement of cash flows. ASU No. 2016-09 is effective for fiscal years, and interim periods, beginning after December 15, 2016. The adoption of ASU No. 2016-09 on January 1, 2017 did not have a material impact on our consolidated financial statements and related disclosures.

Simplifying the Transition to the Equity Method of Accounting. In March of 2016, the FASB issued ASU 2016-07, which eliminates the requirement that, when an investment qualifies for use of the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method of accounting had been in effect during all previous periods that the investment had been held. The ASU requires that an entity that has available-for-sale securities recognize, through earnings, the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method of accounting. The amendment in this ASU became effective prospectively for Oriental for fiscal periods beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 and concluded that it does not have an impact on our consolidated financial statements.

Accounting Changes and Error Corrections. In January of 2017, the FASB issued ASU 2017-03 to enhance the footnote disclosure guidelines for ASUs 2014-09, 2016-02, and 2016-13. The amendments to this transition guidance became effective for Oriental for fiscal years beginning January 1, 2017. We have adopted this ASU as of January 1, 2017 on a prospective basis. We concluded that this ASU does not have a material impact on our consolidated financial statements.

NOTE 2 – SIGNIFICANT EVENTS

Hurricanes Irma and Maria

During 2017, Oriental was impacted by hurricanes Irma and Maria, which struck the Island on September 7, 2017 and September 20, 2017, respectively. Hurricane Maria caused catastrophic damages throughout Puerto Rico, including homes, businesses, roads, bridges, power lines, commercial establishments, and public facilities. It caused an unprecedented crisis when it ravaged the Island’s electric power grid less than two weeks after hurricane Irma left over a million Puerto Rico residents without power. For several months after the hurricanes, a large part of Puerto Rico was and some areas still remain without electricity, many businesses were unable to operate, and government authorities struggled to deliver emergency supplies and clean drinking water to many communities outside the San Juan metropolitan area. Further, payment and delivery systems, including the U.S. Post Office, were unable to operate for weeks after hurricane Maria.

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

As a result of this event, and based on current assessments of information available for the impact of the hurricanes on our credit portfolio, 2017 results included an additional $32.4 million in loan loss provision, pre-tax. Refer to Note 7 for further disclosure associated to this significant event.

Oriental implemented its disaster response plan as these storms approached its service areas. To operate in disaster response mode, the Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security matters, property damages, and emergency communication with customers regarding the status of Bank operations. The total estimated total losses as of December 31, 2017 amounted to $6.6 million.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company during December 2017. Accordingly, a receivable of $1.2 million was included in other assets as of December 31, 2017 for the expected recovery.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	December 31,
	2017	2016
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At December 31, 2017, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. At December 31, 2016, each held an unencumbered certificate of deposit in the amount of $300 thousand.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both December 31, 2017 and 2016, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

As part of the BBVA Acquisition, Oriental assumed a contract with FNMA which required collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both December 31, 2017 and 2016, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2017 was $189.2 million (December 31, 2016 - $161.0 million). At December 31, 2017 and 2016, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2017 and 2016, money market instruments included as part of cash and cash equivalents amounted to $7.0 million and $5.6 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at December 31, 2017 and 2016 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$383,194	$1,402	$2,881	$381,715	2.39%
GNMA certificates	166,436	1,486	584	167,338	2.94%
CMOs issued by US government-sponsored agencies	82,026	-	1,955	80,071	1.90%
Total mortgage-backed securities	631,656	2,888	5,420	629,124	2.47%
Investment securities
US Treasury securities	10,276	-	113	10,163	1.25%
Obligations of US government-sponsored agencies	2,927	-	48	2,879	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	362	2,093	5.55%
Other debt securities	1,486	52	-	1,538	2.97%
Total investment securities	17,144	52	523	16,673	2.04%
Total securities available for sale	$648,800	$2,940	$5,943	$645,797	2.46%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$506,064	$-	$8,383	$497,681	2.07%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2016
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$422,168	$6,354	$3,036	$425,486	2.59%
GNMA certificates	163,614	2,241	620	165,235	2.95%
CMOs issued by US government-sponsored agencies	103,990	64	2,223	101,831	1.88%
Total mortgage-backed securities	689,772	8,659	5,879	692,552	2.57%
Investment securities
US Treasury securities	49,672	-	618	49,054	1.73%
Obligations of US government-sponsored agencies	3,903	-	19	3,884	1.38%
Obligations of Puerto Rico government and public instrumentalities	4,680	-	607	4,073	5.55%
Other debt securities	1,840	81	-	1,921	3.00%
Total investment securities	60,095	81	1,244	58,932	2.04%
Total securities available-for-sale	$749,867	$8,740	$7,123	$751,484	2.53%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$599,884	$145	$7,266	$592,763	2.15%

The amortized cost and fair value of Oriental’s investment securities at December 31, 2017, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$6,405	$6,430	$-	$-
Total due from 1 to 5 years	6,405	6,430	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$72,562	$70,705	$-	$-
FNMA and FHLMC certificates	126,096	124,446	-	-
Total due after 5 to 10 years	198,658	195,151	-	-
Due after 10 years
FNMA and FHLMC certificates	$250,693	$250,839	$506,064	$497,681
GNMA certificates	166,436	167,338	-	-
CMOs issued by US government-sponsored agencies	9,464	9,366	-	-
Total due after 10 years	426,593	427,543	506,064	497,681
Total mortgage-backed securities	631,656	629,124	506,064	497,681
Investment securities
Due less than one year
US Treasury securities	$325	$324	$-	$-
Obligations of Puerto Rico government and public instrumentalities	2,455	2,093	-	-
Total due in less than one year	2,780	2,417	-	-
Due from 1 to 5 years
US Treasury securities	$9,951	$9,839	$-	$-
Obligations of US government and sponsored agencies	2,927	2,879	-	-
Total due from 1 to 5 years	12,878	12,718	-	-
Due from 5 to 10 years
Other debt securities	1,486	1,538	-	-
Total due after 5 to 10 years	1,486	1,538	-	-
Total investment securities	17,144	16,673	-	-
Total	$648,800	$645,797	$506,064	$497,681

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2017 Oriental retained securitized GNMA pools totaling $74.9 million amortized cost, at a yield of 3.14% from its own originations while during the year ended December 31, 2016 that amount totaled $112.2 million, amortized cost, at a yield of 2.89%.

During the year ended December 31, 2017, Oriental sold $166.0 million of mortgage-backed securities and $84.1 million of US Treasury securities, and recorded a net gain on sale of securities of $6.9 million. During the year ended December 31, 2016, Oriental sold $277.2 million on mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and recorded a net gain on sale of securities of $12.2 million.

	Year Ended December 31, 2017
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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016:

	December 31, 2017
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$72,562	$1,857	$70,705
FNMA and FHLMC certificates	111,635	2,122	109,513
Obligations of US Government and sponsored agencies	2,927	48	2,879
Obligations of Puerto Rico government and public instrumentalities	2,455	362	2,093
GNMA certificates	20,803	499	20,304
US Treasury Securities	9,952	113	9,839
	$220,334	$5,001	$215,333
Securities held to maturity
FNMA and FHLMC certificates	$352,399	$7,264	$345,135

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$9,464	$98	$9,366
FNMA and FHLMC certificates	125,107	759	124,348
GNMA certificates	14,001	85	13,916
US Treausury Securities	324	-	324
	$148,896	$942	$147,954
Securities held-to-maturity
FNMA and FHLMC Certificates	$153,665	$1,119	$152,546

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$82,026	$1,955	$80,071
FNMA and FHLMC certificates	236,742	2,881	233,861
Obligations of Puerto Rico government and public instrumentalities	2,455	362	2,093
Obligations of US government and sponsored agencies	2,927	48	2,879
GNMA certificates	34,804	584	34,220
US Treausury Securities	10,276	113	10,163
	$369,230	$5,943	$363,287
Securities held-to-maturity
FNMA and FHLMC certificates	$506,064	$8,383	$497,681

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

Most of the investments ($872.8 million, amortized cost, or 99.7%) with an unrealized loss position at December 31, 2017 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The sole exposure to a Puerto Rico government bond ($2.5 million, amortized cost, or 0.3%) with an unrealized loss position at December 31, 2017 consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The decline in the market value of this security is mainly attributed to the significant economic and fiscal challenges that Puerto Rico is facing, which is expected to result in a significant restructuring of the government under the supervision of the federally-created Fiscal Oversight and Management Board of Puerto Rico. All other Puerto Rico government securities were sold during the first quarter of 2016. The PRHTA bond had an aggregate fair value of $2.1 million at December 31, 2017 (85% of the bond's amortized cost) and matures on July 1, 2018. The discounted cash flow analysis for the investment showed a cumulative default probability at maturity of 4.4%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, Oriental determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of December 31, 2017. Also, Oriental’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the year ended December 31, 2017.

As of December 31, 2017, Oriental performed a cash flow analysis of its Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of this investment was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investment, and included the following components:

•        The contractual future cash flows of the bond are projected based on the key terms as set forth in the PRHTA official statement for the investment. Such key terms include among others the interest rate, amortization schedule, if any, and the maturity date.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the years ended December 31, 2017, 2016  and 2015 on available-for-sale securities:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of year	$-	$1,490	$-
Reductions for securities sold during the period (realized)	-	(1,490)	-
Additions from credit losses recognized on available-for-sale securities that had no previous impairment lossess	-	-	1,490
Balance at end of year	$-	$-	$1,490

NOTE 5 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2017 and 2016. Investment securities available for sale are presented at fair value, and investment securities held-to-maturity, residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2017	2016
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$205,484	$700,498
Derivatives	1,478	2,397
Bond for the Bank's trust operations	341	348
Puerto Rico public fund deposits	22,948	-
Total pledged investment securities	230,251	703,243
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	971,772	1,028,234
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	305,346	381,990
Federal Reserve Bank Credit Facility	993	1,303
Puerto Rico public fund deposits	150,036	209,236
	456,375	592,529
Total pledged assets	$1,658,398	$2,324,006
Financial assets not pledged:
Investment securities	$921,610	$648,125
Residential mortgage loans	325,698	348,030
Commercial loans	1,152,151	1,064,923
Consumer loans	361,497	329,050
Auto loans and leases	949,650	895,097
Total assets not pledged	$3,710,606	$3,285,225

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

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month moratorium for the payment due on auto and personal loans for customers whose payments were not over 89 days past due at August 31, 2017. These payments, together with any additional accrued interest, are payable in three installments after the original maturity of the loans. Residential mortgage loans  have the same moratorium, but the payments subject to the moratorium on non-conforming loans are payable in aggregate as a balloon payment at the maturity of the loan and on conforming mortgage loans the repayment terms are established on a case by case basis at the end of the moratorium period. For credit cards, that were not over 29 days past due at August 31, 2017, the minimum payment amount was waived until December 31, 2017. Oriental also offered an automatic one-month moratorium for the payment of principal and interest on commercial loans for customers whose payments were not over 30 days past due at August 31, 2017, and the flexibility of extending it up to two additional months, based on the customer's needs. Oriental had approximately 83 thousand loans under the moratorium program amounting to $2.6 billion at December 31, 2017. The level of delinquencies for mortgage and auto loans as of December 31, 2017 was impacted by the loan moratorium. Although the repayment schedule was modified as part of the moratorium, certain borrowers continued to make payments, having an impact on the respective delinquency status.

  The composition of Oriental’s loan portfolio at December 31, 2017 and 2016 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$683,607	$721,494
Commercial	1,307,261	1,277,866
Consumer	330,039	290,515
Auto and leasing	883,985	756,395
	3,204,892	3,046,270
Allowance for loan and lease losses on originated and other loans and leases	(92,718)	(59,300)
	3,112,174	2,986,970
Deferred loan costs, net	6,695	5,766
Total originated and other loans loans held for investment, net	3,118,869	2,992,736
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,380	5,562
Consumer	28,915	32,862
Auto	21,969	53,026
	55,264	91,450
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,862)	(4,300)
	51,402	87,150
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	532,053	569,253
Commercial	243,092	292,564
Consumer	1,431	4,301
Auto	43,696	85,676
	820,272	951,794
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(45,755)	(31,056)
	774,517	920,738
Total acquired BBVAPR loans, net	825,919	1,007,888
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	69,538	73,018
Commercial	53,793	81,460
Consumer	1,112	1,372
Total acquired Eurobank loans	124,443	155,850
Allowance for loan and lease losses on Eurobank loans	(25,174)	(21,281)
Total acquired Eurobank loans, net	99,269	134,569
Total acquired loans, net	925,188	1,142,457
Total held for investment, net	4,044,057	4,135,193
Mortgage loans held-for-sale	12,272	12,499
Total loans, net	$4,056,329	$4,147,692

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment at December 31, 2017 and  2016, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$86	$938	$3,537	$4,561	$41,579	$46,140	$467
Years 2003 and 2004	92	1,077	6,304	7,473	75,758	83,231	-
Year 2005	101	383	3,348	3,832	40,669	44,501	68
Year 2006	242	604	5,971	6,817	55,966	62,783	66
Years 2007, 2008 and 2009	358	1,258	8,561	10,177	58,505	68,682	577
Years 2010, 2011, 2012, 2013	233	978	7,393	8,604	116,674	125,278	1,202
Years 2014, 2015, 2016 and 2017	-	75	1,649	1,724	121,194	122,918	-
	1,112	5,313	36,763	43,188	510,345	553,533	2,380
Non-traditional	-	326	3,543	3,869	14,401	18,270	-
Loss mitigation program	7,233	3,331	18,923	29,487	73,793	103,280	4,981
	8,345	8,970	59,229	76,544	598,539	675,083	7,361
Home equity secured personal loans	-	-	-	-	256	256	-
GNMA's buy-back option program	-	-	8,268	8,268	-	8,268	-
	8,345	8,970	67,497	84,812	598,795	683,607	7,361
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	235,426	235,426	-
Institutional	-	-	118	118	44,648	44,766	-
Middle market	765	-	3,527	4,292	225,649	229,941	-
Retail	352	936	9,695	10,983	235,084	246,067	-
Floor plan	-	-	-	-	3,998	3,998	-
Real estate	-	-	-	-	17,556	17,556	-
	1,117	936	13,340	15,393	762,361	777,754	-
Other commercial and industrial:
Corporate	-	-	-	-	170,015	170,015	-
Institutional	-	-	-	-	125,591	125,591	-
Middle market	-	-	881	881	84,482	85,363	-
Retail	455	103	1,616	2,174	111,078	113,252	-
Floor plan	9	-	51	60	35,226	35,286	-
	464	103	2,548	3,115	526,392	529,507	-
	1,581	1,039	15,888	18,508	1,288,753	1,307,261	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$246	$130	$1,227	$1,603	$26,827	$28,430	$-
Overdrafts	20	6	31	57	157	214	-
Personal lines of credit	259	54	87	400	1,820	2,220	-
Personal loans	3,778	1,494	223	5,495	278,982	284,477	-
Cash collateral personal loans	103	59	312	474	14,224	14,698	-
	4,406	1,743	1,880	8,029	322,010	330,039	-
Auto and leasing	21,760	10,399	4,232	36,391	847,594	883,985	-
Total	$36,092	$22,151	$89,497	$147,740	$3,057,152	$3,204,892	$7,361

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

At December 31, 2017 and 2016, Oriental had carrying balance of $94.9 million and $136.6 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations. In 2017, Oriental sold a performing originated municipal loan, which was due in July 2018, for $28.8 million. The sale reduced near-term risk associated with a likely refinancing.

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

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of December 31, 2017 and 2016, by class of loans:

	December 31, 2017
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$119	$119	$-	$119	$-
Floor plan	-	-	928	928	393	1,321	-
	-	-	1,047	1,047	393	1,440	-
Other commercial and industrial
Retail	36	-	221	257	2,681	2,938	-
Floor plan	-	-	2	2	-	2	-
	36	-	223	259	2,681	2,940	-
	36	-	1,270	1,306	3,074	4,380	-
Consumer
Credit cards	208	127	1,310	1,645	24,822	26,467	-
Personal loans	139	61	45	245	2,203	2,448	-
	347	188	1,355	1,890	27,025	28,915	-
Auto	602	248	179	1,029	20,940	21,969	-
Total	$985	$436	$2,804	$4,225	$51,039	$55,264	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2017 and  2016 is as follows:

	December 31,
	2017	2016
	(In thousands)
Contractual required payments receivable:	$1,481,616	$1,669,602
Less: Non-accretable discount	352,431	363,107
Cash expected to be collected	1,129,185	1,306,495
Less: Accretable yield	308,913	354,701
Carrying amount, gross	820,272	951,794
Less: allowance for loan and lease losses	45,755	31,056
Carrying amount, net	$774,517	$920,738

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2017 and 2016, Oriental had $50.3 million and $66.2 million, respectively, in loans granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations and funds recovered under a Puerto Rico escheat law. During of 2017, Oriental received the scheduled payments of principal from the municipal general obligations and settled the loan payable from funds recovered under the escheat law that was in default.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(30,205)	(20,572)	(6,339)	(1,841)	(58,957)
Change in expected cash flows	2	22,250	170	143	22,565
Transfer (to) from non-accretable discount	(3,414)	(5,280)	397	(1,099)	(9,396)
Balance at end of year	$258,498	$46,764	$2,766	$885	$308,913

Non-Accretable Discount Activity:
Balance at beginning of year	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(9,528)	(11,649)	1,040	65	(20,072)
Transfer from (to) accretable yield	3,414	5,280	(397)	1,099	9,396
Balance at end of year	$299,501	$10,596	$23,050	$19,284	$352,431

	Year Ended December 31, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$268,794	$65,026	$21,578	$6,290	$361,688
Accretion	(32,834)	(26,254)	(13,567)	(2,982)	(75,637)
Change in actual and expected losses	(1)	14,259	1,251	(242)	15,267
Transfer from (to) non-accretable discount	56,156	(2,665)	(724)	616	53,383
Balance at end of year	$292,115	$50,366	$8,538	$3,682	$354,701

Non-Accretable Discount Activity:
Balance at beginning of year	$374,772	$18,545	$22,039	$18,834	$434,190
Change in actual and expected losses	(13,001)	(4,245)	(356)	(98)	(17,700)
Transfer (to) from accretable yield	(56,156)	2,665	724	(616)	(53,383)
Balance at end of year	$305,615	$16,965	$22,407	$18,120	$363,107

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2015
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$298,364	$87,025	$53,998	$6,559	$445,946
Accretion	(34,842)	(49,429)	(23,463)	(4,379)	(112,113)
Change in actual and expected losses	-	8,532	-	(1)	8,531
Transfer (to) from non-accretable discount	5,272	18,898	(8,957)	4,111	19,324
Balance at end of year	$268,794	$65,026	$21,578	$6,290	$361,688

Non-Accretable Discount Activity:
Balance at beginning of year	$389,839	$26,555	$16,215	$24,018	$456,627
Change in actual and expected losses	(9,795)	10,888	(3,133)	(1,073)	(3,113)
Transfer from (to) accretable yield	(5,272)	(18,898)	8,957	(4,111)	(19,324)
Balance at end of year	$374,772	$18,545	$22,039	$18,834	$434,190

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at December 31, 2017 and  2016 is as follows:

	December 31
	2017	2016
	(In thousands)
Contractual required payments receivable:	$179,960	$232,698
Less: Non-accretable discount	5,845	12,340
Cash expected to be collected	174,115	220,358
Less: Accretable yield	49,672	64,508
Carrying amount, gross	124,443	155,850
Less: Allowance for loan and lease losses	25,174	21,281
Carrying amount, net	$99,269	$134,569

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$45,839	$16,475	$2,194	$-	$-	$64,508
Accretion	(7,180)	(12,985)	(82)	(30)	(283)	(20,560)
Change in expected cash flows	121	1,881	121	(217)	759	2,665
Transfer from (to) non-accretable discount	2,694	1,380	(786)	247	(476)	3,059
Balance at end of year	$41,474	$6,751	$1,447	$-	$-	$49,672

Non-Accretable Discount Activity:
Balance at beginning of year	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected losses	(1,171)	(2,224)	(39)	247	(249)	(3,436)
Transfer from (to) accretable yield	(2,694)	(1,380)	786	(247)	476	(3,059)
Balance at end of year	$4,576	$276	$758	$-	$235	$5,845

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$51,954	$26,970	$2,255	-	$3,212	$84,391
Accretion	(8,942)	(19,593)	(90)	(60)	(1,813)	(30,498)
Change in actual and expected losses	2,134	13,722	1	(15)	(1,386)	14,456
Transfer from (to) non-accretable discount	693	(4,624)	28	75	(13)	(3,841)
Balance at end of year	$45,839	$16,475	$2,194	$-	$-	$64,508

Non-Accretable Discount Activity:
Balance at beginning of year	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected losses	(3,735)	(744)	39	75	(8,292)	(12,657)
Transfer (to) from accretable yield	(693)	4,624	(28)	(75)	13	3,841
Balance at end of year	$8,441	$3,880	$11	$-	$8	$12,340

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$47,636	$37,920	$20,753	$2,479	$1,071	$109,859
Accretion	(13,685)	(32,124)	(2,513)	(3,458)	(631)	(52,411)
Change in expected cash flows	4,631	44,660	(15,048)	(51)	305	34,497
Transfer from (to) non-accretable discount	13,372	(23,486)	(937)	1,030	2,467	(7,554)
Balance at end of year	$51,954	$26,970	$2,255	$-	$3,212	$84,391

Non-Accretable Discount Activity:
Balance at beginning of year	$27,348	$24,464	$-	$-	$10,598	$62,410
Change in actual and expected cash flows	(1,107)	(47,950)	(937)	1,030	156	(48,808)
Transfer (to) from accretable yield	(13,372)	23,486	937	(1,030)	(2,467)	7,554
Balance at end of year	$12,869	$-	$-	$-	$8,287	$21,156

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,070	$3,336
Years 2003 and 2004	6,380	7,668
Year 2005	3,280	4,487
Year 2006	5,905	6,746
Years 2007, 2008 and 2009	7,984	11,526
Years 2010, 2011, 2012, 2013	6,259	10,089
Years 2014, 2015, 2016 and 2017	1,649	1,404
	34,527	45,256
Non-traditional	3,543	4,730
Loss mitigation program	16,783	20,744
	54,853	70,730
Commercial
Commercial secured by real estate
Institutional	118	-
Middle market	11,394	4,682
Retail	14,438	11,561
	25,950	16,243
Other commercial and industrial
Middle market	6,323	1,278
Retail	2,929	1,950
Floor plan	51	61
	9,303	3,289
	35,253	19,532
Consumer
Credit cards	1,227	525
Overdrafts	31	-
Personal lines of credit	102	32
Personal loans	900	1,420
Cash collateral personal loans	312	4
	2,572	1,981
Auto and leasing	4,232	9,052
Total non-accrual originated loans	$96,910	$101,295

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2017	2016
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$119	$143
Floor plan	928	1,149
	1,047	1,292
Other commercial and industrial
Retail	221	121
Floor plan	2	2
	223	123
	1,270	1,415
Consumer
Credit cards	1,310	708
Personal loans	45	120
	1,355	828
Auto	179	552
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	2,804	2,795
Total non-accrual loans	$99,714	$104,090

Loans accounted for under ASC 310-30 are excluded from the above table as they are considered to be performing due to the application of the accretion method, in which these loans will accrete interest income over the remaining life of the loans using estimated cash flow analyses or are accounted under the cost recovery method.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans. In addition, these loans are excluded from the impairment analysis.

At December 31, 2017 and 2016, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $109.2 million and $98.1 million, respectively, as they are performing under their new terms.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $72.3 million and $54.3 million at December 31, 2017 and 2016, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $10.6 million and $1.8 million at December 31, 2017 and 2016, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $85.4 million and $91.6 million at December 31, 2017 and 2016, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $9.1 million and $7.8 million at December 31, 2017 and 2016, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$57,922	$52,585	$10,573	20%
Residential impaired and troubled-debt restructuring	94,971	85,403	9,121	11%
Impaired loans with no specific allowance:
Commercial	22,022	18,953	N/A	0%
Total investment in impaired loans	$174,915	$156,941	$19,694	13%

	December 31, 2016
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$13,183	$11,698	$1,626	14%
Residential impaired and troubled-debt restructuring	100,101	91,650	7,761	8%
Impaired loans with no specific allowance
Commercial	49,038	41,441	N/A	0%
Total investment in impaired loans	$162,322	$144,789	$9,387	6%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2017 and 2016 are as follows:

	December 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$20	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$20	3%

	December 31, 2016
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$944	$929	$141	15%
Impaired loans with no specific allowance
Commercial	$240	$221	N/A	0%
Total investment in impaired loans	$1,184	$1,150	$141	12%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at December 31, 2017 and 2016 are as follows:

	December 31, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$547,064	$532,052	$14,085	3%
Commercial	250,451	241,124	23,691	10%
Consumer	2,468	1,431	18	1%
Auto	43,440	43,696	7,961	18%
Total investment in impaired loan pools	$843,423	$818,303	$45,755	6%

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

  Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of December 31, 2017 and 2016 are as follows:

	December 31, 2017
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$81,132	$69,538	$15,187	22%
Commercial	58,099	53,793	9,982	19%
Consumer	15	4	5	125%
Total investment in impaired loan pools	$139,246	$123,335	$25,174	20%

	December 31, 2016
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$88,017	$73,018	$11,947	16%
Commercial	81,992	72,140	9,328	13%
Consumer	29	1,372	6	0%
Total investment in impaired loan pools	$170,038	$146,530	$21,281	15%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$1,538	$25,797	$452	$118,980	$280	$175,115
Residential troubled-debt restructuring	3,301	87,414	3,190	91,139	3,219	90,736
Impaired loans with no specific allowance
Commercial	875	36,666	1,941	40,443	1,350	64,356
Total interest income from impaired loans	$5,714	$149,877	$5,583	$250,562	$4,849	$330,207

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$794	$-	$319	$-	$-
Impaired loans with no specific allowance
Commercial	-	-	-	608	-	-
Total interest income from impaired loans	$5,714	$150,671	$5,583	$251,489	$4,849	$330,207

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	85	$10,441	6.23%	390	$10,343	4.40%	384
Commercial	24	13,828	6.05%	57	13,829	5.73%	62
Consumer	107	1,391	11.68%	62	1,430	10.85%	69
Auto	9	134	7.24%	66	135	11.75%	37

	Year Ended December 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	90	$11,684	6.05%	351	$11,625	4.77%	439
Commercial	20	9,833	5.73%	64	10,151	5.93%	116
Consumer	75	817	13.60%	73	902	11.23%	66

	Year Ended December 31, 2015
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	160	$21,053	5.42%	356	$21,182	4.35%	272
Commercial	9	5,664	6.79%	66	13,174	4.57%	56
Consumer	64	611	13.85%	71	898	13.43%	60
Auto	5	130	10.51%	65	131	10.87%	61

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents troubled-debt restructurings for which there was a payment default during the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	34	$3,129	19	$2,241	65	$7,387
Commercial	5	$452	2	$157	-	$-
Consumer	20	$249	11	$126	8	$177
Auto	-	$-	-	$-	1	$64

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

As of December 31, 2017 and 2016, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$235,426	$200,395	$33,094	$1,937	$-	$-
Institutional	44,766	33,856	-	10,910	-	-
Middle market	229,941	196,058	4,749	29,134	-	-
Retail	246,067	215,121	8,058	22,888	-	-
Floor plan	3,998	2,678	1,320	-	-	-
Real estate	17,556	17,556	-	-	-	-
	777,754	665,664	47,221	64,869	-	-
Other commercial and industrial:
Corporate	170,015	157,683	12,332	-	-	-
Institutional	125,591	125,591	-	-	-	-
Middle market	85,363	71,222	6,386	7,755	-	-
Retail	113,252	109,477	562	3,213	-	-
Floor plan	35,286	32,165	3,070	51	-	-
	529,507	496,138	22,350	11,019	-	-
Total	1,307,261	1,161,802	69,571	75,888	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	119	-	-	119	-	-
Floor plan	1,321	393	-	928	-	-
	1,440	393	-	1,047	-	-
Other commercial and industrial:
Retail	2,938	2,933	-	5	-	-
Floor plan	2	-	-	2	-	-
	2,940	2,933	-	7	-	-
Total	4,380	3,326	-	1,054	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	553,533	516,770	-	36,763	-	-
Non-traditional	18,270	14,727	-	3,543	-	-
Loss mitigation program	103,280	84,357	-	18,923	-	-
Home equity secured personal loans	256	256	-	-	-	-
GNMA's buy-back option program	8,268	-	-	8,268	-	-
	683,607	616,110	-	67,497	-	-

Consumer:
Credit cards	28,430	27,203	-	1,227	-	-
Overdrafts	214	158	-	56	-	-
Unsecured personal lines of credit	2,220	2,133	-	87	-	-
Unsecured personal loans	284,477	284,255	-	222	-	-
Cash collateral personal loans	14,698	14,386	-	312	-	-
	330,039	328,135	-	1,904	-	-
Auto and Leasing	883,985	879,753	-	4,232	-	-
Total	1,897,631	1,823,998	-	73,633	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	26,467	25,156	-	1,311	-	-
Personal loans	2,448	2,402	-	46	-	-
	28,915	27,558	-	1,357	-	-
Auto	21,969	21,790	-	179	-	-
	50,884	49,348	-	1,536	-	-
	$3,260,156	$3,038,474	$69,571	$152,111	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at December 31, 2017 and 2016  was as follows:

	December 31,
	2017	2016
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$20,439	$17,344
Commercial	30,258	8,995
Consumer	16,454	13,067
Auto and leasing	25,567	19,463
Unallocated	-	431
Total allowance for originated and other loans and lease losses	92,718	59,300

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	42	169
Consumer	3,225	3,028
Auto	595	1,103
	3,862	4,300
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	14,085	2,682
Commercial	23,691	23,452
Consumer	18	-
Auto	7,961	4,922
	45,755	31,056
Total allowance for acquired BBVAPR loans and lease losses	49,617	35,356
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	15,187	11,947
Commercial	9,982	9,328
Consumer	5	6
Total allowance for acquired Eurobank loan and lease losses	25,174	21,281
Total allowance for loan and lease losses	$167,509	$115,937

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed in Note 2, during 2017, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Although the effect of the hurricanes on Oriental's loan portfolio is difficult to predict at this time, management performed an evaluation of the loan portfolios in order to assess the impact on repayment sources and underlying collateral that could result in additional losses.

For the commercial portfolio, the framework for the analysis was based on our current ALLL methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment.

As part of the process, Oriental contacted its clients to evaluate the impact of the hurricanes on their business operations and collateral. The impact was then categorized as follows: (i) low risk, for clients that had no business impact or relatively insignificant impact; (ii) medium risk, for clients that had a business impact on their primary or secondary sources of repayment, but had adequate cash flow to cover operations and to satisfy their obligations; or (iii) high risk, for clients that had potentially significant problems that affected primary, secondary and tertiary (collateral) sources of repayment. This criterion was used to model adjusted PDs and LGDs considering internal and external sources of information available to support our estimation process and output.

During the fourth quarter, Oriental performed an update of the initial estimate, taking into consideration the most recent available information gathered through additional visits and interviews with clients and the economic environment in Puerto Rico.

For the retail portfolios, mortgage, consumer and auto, the assumptions established in the initial estimate were based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment for all portfolios and the location of the collateral for mortgage loans. During the fourth quarter of 2017, Oriental performed additional procedures to evaluate the reasonability of the initial estimate based on the payment experience % of borrowers for which the deferral period expired. The analysis took into consideration historical payment behavior and loss experience of borrowers (PDs and LGDs) of each portfolio segment to develop a range of estimated potential losses. Management understands that this approach is reasonable given the lack of historical information related to the behavior of local borrowers in such an unprecedented event. The amount used in the analysis represents the average of potential outcomes of expected losses.

The documentation for the assessments considers all information available at the moment. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available.

Based on the analysis above and in accordance with ASC 450-20-25-2, we have increased our provision for loan losses during 2017 for $32.4 million. The increase in the allowance corresponding to our originated loan portfolio was $17.5 million: $3.8 million in mortgage loans, $7.3 million in commercial loans, $1.7 million in consumer loans, and $4.7 million in auto loans. The increase in the allowance corresponding to our acquired loan portfolio was $14.9 million: $6.7 million in mortgage loans, $7.9 million in commercial loans, and $0.3 million in auto loans.

The documentation for the assessments considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries. Oriental will continue to assess the impact to our customers and our businesses as a result of the hurricanes and refine our estimates as more information becomes available.

As part of Oriental’s continuous enhancement to the allowance for loan and lease losses methodology, and taking into consideration the effect of the hurricanes, during 2017 the following assumptions were reviewed:

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

-        During the fourth quarter of 2017, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of their impact to our portfolio, taking into consideration the current evolution of the portfolios and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

-         During the fourth quarter of 2017, the loss realization period was revised to 2.09 years from 2.10 in 2016 for commercial real estate portfolio, other portfolios remained at one year.

These changes in the allowance for loan and lease losses are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments are made prospectively.

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables presents the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(6,623)	(7,684)	(13,641)	(33,908)	-	(61,856)
Recoveries	585	1,281	1,209	12,314	-	15,389
Provision (recapture) for loan and lease losses	9,133	27,666	15,819	27,698	(431)	79,885
Balance at end of year	$20,439	$30,258	$16,454	$25,567	$-	$92,718

	Year Ended December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(6,767)	(62,445)	(11,554)	(31,731)	-	(112,497)
Recoveries	330	460	452	12,871	-	14,113
Provision (recapture) for loan and lease losses	5,429	6,189	12,972	20,062	406	45,058
Balance at end of year	$17,344	$8,995	$13,067	$19,463	$431	$59,300

	Year Ended December 31, 2015
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$19,679	$8,432	$9,072	$14,255	$1	$51,439
Charge-offs	(5,397)	(5,546)	(8,683)	(33,375)	-	(53,001)
Recoveries	391	432	871	13,158	-	14,852
Provision (recapture) for loan and lease losses	3,679	61,473	9,937	24,223	24	99,336
Balance at end of year	$18,352	$64,791	$11,197	$18,261	$25	$112,626

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,121	$10,573	$-	$-	$-	$19,694
Collectively evaluated for impairment	11,318	19,685	16,454	25,567	-	73,024
Total ending allowance balance	$20,439	$30,258	$16,454	$25,567	$-	$92,718
Loans:
Individually evaluated for impairment	$85,403	$71,538	$-	$-	$-	$156,941
Collectively evaluated for impairment	598,204	1,235,723	330,039	883,985	-	3,047,951
Total ending loan balance	$683,607	$1,307,261	$330,039	$883,985	$-	$3,204,892

	December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$7,761	$1,626	$-	$-	$-	$9,387
Collectively evaluated for impairment	9,583	7,369	13,067	19,463	431	49,913
Total ending allowance balance	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Loans:
Individually evaluated for impairment	$91,650	$53,139	$-	$-	$-	$144,789
Collectively evaluated for impairment	629,844	1,224,727	290,515	756,395	-	2,901,481
Total ending loan balance	$721,494	$1,277,866	$290,515	$756,395	$-	$3,046,270

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(3,048)	(976)	(4,156)
Recoveries	5	446	1,420	1,871
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	-	2,799	(952)	1,847
Balance at end of year	$42	$3,225	$595	$3,862

	Year Ended December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$5,542
Charge-offs	(42)	(3,619)	(2,155)	(5,816)
Recoveries	73	301	1,945	2,319
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	112	2,917	(774)	2,255
Balance at end of year	$169	$3,028	$1,103	$4,300

	Year Ended December 31, 2015
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$65	$1,211	$3,321	$4,597
Charge-offs	(42)	(4,755)	(4,548)	(9,345)
Recoveries	31	680	2,110	2,821
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(28)	6,293	1,204	7,469
Balance at end of year	$26	$3,429	$2,087	$5,542

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$20	$-	$-	$20
Collectively evaluated for impairment	22	3,225	595	3,842
Total ending allowance balance	$42	$3,225	$595	$3,862
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	3,633	28,915	21,969	54,517
Total ending loan balance	$4,380	$28,915	$21,969	$55,264

	December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$141	$-	$-	$141
Collectively evaluated for impairment	28	3,028	1,103	4,159
Total ending allowance balance	$169	$3,028	$1,103	$4,300
Loans:
Individually evaluated for impairment	$1,150	$-	$-	$1,150
Collectively evaluated for impairment	4,412	32,862	53,026	90,300
Total ending loan balance	$5,562	$32,862	$53,026	$91,450

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Year Ended December 31, 2017
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$2,682	$23,452	$-	$4,922	$31,056
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	11,497	9,758	18	3,408	24,681
Allowance de-recognition	(94)	(9,519)	-	(369)	(9,982)
Balance at end of year	$14,085	$23,691	$18	$7,961	$45,755

	Year Ended December 31, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$1,762	$21,161	$-	$2,862	$25,785
Provision (recapture) for BBVAPR loans and lease losses accounted for under ASC 310-30	1,105	11,710	-	2,693	15,508
Loan pools fully charged-off	(14)	(66)	-	(202)	(282)
Allowance de-recognition	(171)	(9,353)	-	(431)	(9,955)
Balance at end of year	$2,682	$23,452	$-	$4,922	$31,056

	Year Ended December 31, 2015
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$5	13,476	-	-	13,481
Provision for BBVAPR loans and lease losses accounted for under ASC 310-30	1,757	12,037	-	2,862	16,656
Loan pools fully charged-off	-	(4,352)	-	-	(4,352)
Balance at end of year	$1,762	$21,161	$-	$2,862	$25,785

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$11,947	$9,328	$6	$21,281
Provision for covered loan and lease losses, net	5,045	1,680	-	6,725
Allowance de-recognition	(1,805)	(1,026)	(1)	(2,832)
Balance at end of year	$15,187	$9,982	$5	$25,174

	Year Ended December 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$22,570	$67,365	$243	$90,178
Provision for covered loan and lease losses, net	1,080	1,183	(8)	2,255
Loan pools fully charged-off	-	(134)	-	(134)
Allowance de-recognition	(15,094)	(59,086)	(229)	(74,409)
FDIC shared-loss portion of provision for covered loan and lease losses, net	3,391	-	-	3,391
Balance at end of year	$11,947	$9,328	$6	$21,281

	Year Ended December 31, 2015
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$5,469	$58,511	$265	$64,245
Provision for covered loan and lease losses, net	17,718	$20,043	279	38,040
Loan pools fully charged-off	(722)	(13,587)	(301)	(14,610)
FDIC shared-loss portion of provision for covered loan and lease losses, net	105	2,398	-	2,503
Balance at end of year	$22,570	$67,365	$243	$90,178

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8- FDIC INDEMNIFICATION ASSET, TRUE-UP PAYMENT OBLIGATION, AND FDIC SHARED-LOSS EXPENSE

On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC assisted acquisition of Eurobank on April 30, 2010. As part of the loss share termination transaction, the Bank made a payment of $10.1 million to the FDIC and recorded a net benefit of $1.4 million. Such termination payment took into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten-year term of the single family shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements terminated as of the closing date of the agreement.

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$14,411	$22,599	$97,378
Shared-loss agreements reimbursements from the FDIC	-	(1,573)	(55,723)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	3,391	2,503
FDIC indemnification asset benefit (expense)	1,403	(8,040)	(36,398)
Final settlement with the FDIC on commercial loans	-	-	(1,589)
Net expenses incurred under shared-loss agreements	-	(1,966)	16,428
Shared-loss termination settlement	(15,814)	-	-
Balance at end of year	$-	$14,411	$22,599

True-up payment obligation:
Balance at beginning of year	$26,786	$24,658	$21,981
Change in true-up payment obligation	-	2,128	2,677
Shared-loss termination settlement	(26,786)	-	-
Balance at end of year	$-	$26,786	$24,658

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides the fair value and the undiscounted amount of the true-up payment obligation at December 31, 2016:

	December 31,
	2017	2016
	(In thousands)
Carrying amount (fair value)	$-	$26,786
Undiscounted amount	$-	$33,635

Oriental recognized an FDIC shared-loss (benefit) expense, net in the consolidated statements of operations, which consists of the following, for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
FDIC indemnification asset expense (benefit)	$(1,403)	$8,040	$36,398
Change in true-up payment obligation	-	2,128	2,677
Reimbursement to FDIC for recoveries	-	3,413	2,144
Final settlement with the FDIC on commercial loans	-	-	1,589
Total FDIC shared-loss expense (benefit), net	$(1,403)	$13,581	$42,808

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the years ended December 31, 2017,  2016 and 2015:

	Year Ended December 31, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$12,390	$21,379	$13,751	$47,520
Decline in value	(1,913)	(2,850)	(1,797)	(6,560)
Additions	10,565	9,416	3,120	23,101
Sales	(6,615)	(9,453)	(3,530)	(19,598)
Other adjustments	(144)	(145)	-	(289)
Balance at end of year	$14,283	$18,347	$11,544	$44,174

	Year Ended December 31, 2016
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$10,324	$26,757	$21,095	$58,176
Decline in value	(1,966)	(6,124)	(4,913)	(13,003)
Additions	10,170	7,872	3,591	21,633
Sales	(6,138)	(7,126)	(6,022)	(19,286)
Balance at end of year	$12,390	$21,379	$13,751	$47,520

	Year Ended December 31, 2015
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$12,343	$35,804	$47,603	$95,750
Decline in value	(2,831)	(7,668)	(13,791)	(24,290)
Additions	9,817	8,213	18,535	36,565
Sales	(5,933)	(9,338)	(31,075)	(46,346)
Other adjustments	(3,072)	(254)	(177)	(3,503)
Balance at end of year	$10,324	$26,757	$21,095	$58,176

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

After the hurricanes Irma and Maria, management has evaluated the potential impact these two events brought to Oriental’s foreclosed real estate, considering the related underlying insurance coverage. Oriental has performed property inspections and taking into consideration all available information, the fair value of these properties was not materially impacted.

NOTE 10 — PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017 and 2016 are stated at cost less accumulated depreciation and amortization as follows:

	Useful Life	December 31,
	(Years)	2017	2016
		(In thousands)
Land	—	$5,638	$5,638
Buildings and improvements	40	64,277	64,048
Leasehold improvements	5 — 10	20,647	20,414
Furniture and fixtures	3 — 7	16,242	14,479
Information technology and other	3 — 7	28,783	26,003
		135,587	130,582
Less: accumulated depreciation and amortization		(67,727)	(60,175)
		$67,860	$70,407

Depreciation and amortization of premises and equipment totaled $9.0 million in 2017, $9.4 million in 2016 and $11.1 million in 2015. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

NOTE 11 - SERVICING ASSETS

Oriental periodically sells or securitizes mortgage loans while retaining the obligation to perform the servicing of such loans. In addition, Oriental may purchase or assume the right to service mortgage loans originated by others. Whenever Oriental undertakes an obligation to service a loan, management assesses whether a servicing asset and/or liability should be recognized. A servicing asset is recognized whenever the compensation for servicing is expected to more than adequately compensate Oriental for servicing the loans and leases. Likewise, a servicing liability would be recognized in the event that servicing fees to be received are not expected to adequately compensate Oriental for its expected cost.

All separately recognized servicing assets are recognized at fair value using the fair value measurement method. Under the fair value measurement method, Oriental measures servicing rights at fair value at each reporting date, reports changes in fair value of servicing assets in earnings in the period in which the changes occur, and includes these changes, if any, with mortgage banking activities in the consolidated statements of operations. The fair value of servicing rights is subject to fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

The fair value of servicing rights is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected loan prepayment rates, discount rates, servicing costs, and other economic factors, which are determined based on current market conditions.

At December 31, 2017, the servicing asset amounted to $9.8 million ($9.9 million — December 31, 2016) related to mortgage servicing rights.

During 2015, Oriental completed the sale of certain servicing assets for approximately $7.0 million. Oriental recognized a loss of $2.7 million related to this transaction, which is included as other non-interest (loss) income in the consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Fair value at beginning of year	$9,858	$7,455	$13,992
Sale of mortgage servicing rights	-	-	(5,927)
Servicing from mortgage securitizations or asset transfers	1,658	2,616	2,620
Changes due to payments on loans	(590)	(489)	(1,017)
Changes in fair value related to price of MSR's held for sale	-	-	(2,939)
Changes in fair value due to changes in valuation model inputs or assumptions	(1,105)	276	726
Fair value at end of year	$9,821	$9,858	$7,455

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
Constant prepayment rate	3.94% - 8.49%	4.24% - 9.14%	5.23% - 15.24%
Discount rate	10.00% - 12.00%	10.00% - 12.00%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2017
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$9,821
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(196)
Decrease in fair value due to 20% adverse change	$(384)
Discount rate
Decrease in fair value due to 10% adverse change	$(436)
Decrease in fair value due to 20% adverse change	$(838)

OFG BANCORP

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended 2017, 2016 and 2015 totaled $3.9  million, $3.7 million and $4.8 million, respectively.

NOTE 12 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Derivative assets:
Interest rate swaps not designated as hedges	$618	$1,187
Interest rate caps	153	143
	$771	$1,330
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	510	1,004
Interest rate swaps not designated as hedges	618	1,187
Interest rate caps	153	139
Other	-	107
	$1,281	$2,437

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

The following table shows a summary of these swaps and their terms at December 31, 2017:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$35,113	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$35,113

An accumulated unrealized loss of $510 thousand and $1.0 million was recognized in accumulated other comprehensive income (loss) related to the valuation of these swaps at December 31, 2017 and 2016, respectively, and the related liability is being reflected in the consolidated statements of financial condition.

At December 31, 2017 and 2016, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $618 thousand and $1.2 million, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2017 and 2016, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $618 thousand and $1.2 million, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2017:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of December 31, 2017 and  2016, the outstanding total notional amount of interest rate caps was $152.6 million and $136.1 million, respectively. At December 31, 2017 and 2016, the interest rate caps sold to clients represented a liability of $153 thousand and $139 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At December 31, 2017 and 2016, the interest rate caps purchased as mirror-images represented an asset of $153 thousand and $143 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 13 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2017 and 2016 consists of the following:

	December 31,
	2017	2016
	(In thousands)
Loans, excluding acquired loans	$46,936	$16,706
Investments	3,033	3,521
	$49,969	$20,227

Other assets at December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
	(In thousands)
Prepaid expenses	$9,200	$16,501
Other repossessed assets	3,548	3,224
Core deposit and customer relationship intangibles	4,687	6,160
Mortgage tax credits	4,277	6,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	41,898	47,120
	$64,693	$80,365

Accrued interest receivable at December 31, 2017 included $39.7 million resulting from the loan payment moratorium.

Prepaid expenses amounting to $9.2 million and $16.5 million at December 31, 2017 and 2016, respectively, include prepaid municipal, property and income taxes aggregating to $5.7 million and $12.5 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2017 and 2016 this core deposit intangible amounted to $3.3 million and $4.3 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At  December 31, 2017 and 2016, this customer relationship intangible amounted to $1.4 million and $1.9 million, respectively.

Other repossessed assets totaled $3.5 million and $3.2 million at December 31, 2017 and 2016, respectively, include repossessed automobiles amounting to $3.4 million and $3.0 million, respectively, which are recorded at their net realizable value.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2017 and 2016, tax credits for Oriental totaled $4.3 million and $6.3 million, respectively. These tax credits do not have an expiration date.

NOTE 14— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of December 31, 2017 and 2016 consist of the following:

	December 31,
	2017	2016
	(In thousands)
Non-interest bearing demand deposits	$969,525	$848,502
Interest-bearing savings and demand deposits	2,274,116	2,219,452
Individual retirement accounts	231,376	265,754
Retail certificates of deposit	595,983	563,965
Institutional certificates of deposit	209,951	190,419
Total core deposits	4,280,951	4,088,092
Brokered deposits	518,531	576,395
Total deposits	$4,799,482	$4,664,487

Brokered deposits include $471.6 million in certificates of deposits and $46.9 million in money market accounts at December 31, 2017, and $508.4 million in certificates of deposits and $68.0 million in money market accounts at December 31, 2016.

The weighted average interest rate of Oriental’s deposits was 0.65% and 0.62% at December 31, 2017 and 2016, respectively. Interest expense for the years ended December 31, 2017, 2016 and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Demand and savings deposits	$11,426	$12,004	$12,414
Certificates of deposit	18,872	17,249	14,620
	$30,298	$29,253	$27,034

At December 31, 2016, demand and interest-bearing deposits and certificates of deposit included uncollateralized deposits of Puerto Rico Cash & Money Market Fund, Inc. (the "Fund”), which amounted to $15.3 million, with a weighted average rate of  0.77%.  On April 3, 2017, the Fund was liquidated in anticipation of its dissolution.

At December 31, 2017 and 2016, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $359.6 million and $344.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies, and corporations of $3.5 million and $2.1 million at a weighted average rate of 0.28% and 0.50% at December 31, 2017 and 2016, respectively.

At December 31, 2017 and 2016, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $153.1 million and $170.7 million, respectively. These public funds were collateralized with commercial loans amounting to $173.0 million and $209.2 million at December 31, 2017 and 2016, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding accrued interest of approximately $1.9 million, the scheduled maturities of certificates of deposit at December 31, 2017 and 2016 are as follows:

	December 31, 2017
	2017	2016
	(In thousands)
Within one year:
Three (3) months or less	$316,382	$277,621
Over 3 months through 1 year	508,285	534,548
	824,667	812,169
Over 1 through 2 years	470,670	488,440
Over 2 through 3 years	137,016	154,545
Over 3 through 4 years	36,125	29,701
Over 4 through 5 years	38,623	41,949
	$1,507,101	$1,526,804

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $2.2 million and $575 thousand as of December 31, 2017 and 2016, respectively.

NOTE 15 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At December 31, 2017, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At December 31, 2017 and  2016, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $369 thousand and $1.5 million, respectively, were as follows:

	December 31,
	2017		2016
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
PR Cash and Money Market Fund	$-	$-	$70,010	$74,538
JP Morgan Chase Bank NA	82,500	88,974	350,219	376,674
Credit Suisse Securities (USA) LLC	-	-	232,000	249,286
Federal Home Loan Bank	110,000	116,509	-	-
Total	$192,500	$205,483	$652,229	$700,498

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of Oriental’s repurchase agreements and their terms, excluding accrued interest in the amount of $369 thousand, at December 31, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	82,500	1.42%	12/30/2015	4/29/2018

2019	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020

	$192,500	1.63%

A repurchase agreement in the original amount of $500 million with an original term of ten years was modified in February 2016 to partially terminate, before maturity, $268.0 million at a cost of $12.0 million included as a loss on early extinguishment of debt in the consolidated statements of operations. The remaining balance of this repurchase agreement of $232.0 million matured on March 2, 2017.  In addition, in June 2017, repurchase agreements in the original amounts of $25.0 million and $75.0 million, respectively, with original terms of June 2019 and December 2019, respectively, were terminated before maturity at a cost of $80 thousand included as a loss on early extinguishment of debt in consolidated statement of operations.  Also, in December 2017, a repurchase agreement in the original amount of $172.5 million, with an original term of April 2018, was partially terminated, before maturity, by the amount of $80.0 million at no cost.

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at December 31, 2017 and 2016. There was no cash collateral at December 31, 2017 and 2016.

	December 31, 2017
			Market Value of Underlying Collateral
		Weighted	FNMA and
	Repurchase	Average	FHLMC
	Liability	Rate	Certificates	Total
	(Dollars in thousands)
Over 90 days	192,500	1.63%	205,483	205,483
Total	$192,500	1.63%	$205,483	$205,483

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

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2017 and 2016, excluding accrued interest:

	December 31,
	2017	2016
	(In thousands)
Average daily aggregate balance outstanding	$393,133	$663,845
Maximum outstanding balance at any month-end	$606,210	$902,500
Weighted average interest rate during the year	1.80%	2.83%
Weighted average interest rate at year end	1.63%	2.47%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2017 and 2016, these advances were secured by mortgage and commercial loans amounting to $1.3 billion and $1.4 billion, respectively. Also, at December 31, 2017 and 2016, Oriental had an additional borrowing capacity with the FHLB-NY of $920 million and $1.2 billion, respectively. At December 31, 2017 and 2016, the weighted average remaining maturity of FHLB’s advances was 3.2 months and 10.6 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2017.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $322 thousand, at December 31, 2017:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	30,000	2.19%	1/16/2013	1/16/2018
	25,000	2.18%	1/16/2013	1/16/2018
	35,113	1.49%	12/1/2017	1/22/2018
	90,113

2020	9,208	2.59%	7/19/2013	7/20/2020
	$99,321	1.98%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at December 31, 2017 and 2016, respectively.  On September 29, 2016, Oriental repaid $67.0 million of subordinated capital notes at maturity.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by Oriental. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (4.55% at December, 2017; 3.94.% at December 31, 2016), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2018). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by Oriental is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under the Dodd-Frank Act and the new capital rules issued by the federal banking regulatory agencies in July 2013, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as Oriental, with total consolidated assets of less than $15 billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, Oriental is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

NOTE 16 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at December 31, 2017 and 2016:

December 31, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$771	$-	$771	$2,010	$-	$(1,239)

December 31, 2016
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,330	$-	$1,330	$2,003	$-	$(673)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,281	$-	$1,281	$-	$1,980	$(699)
Securities sold under agreements to repurchase	192,500	-	192,500	205,483	-	(12,983)
Total	$193,781	$-	$193,781	$205,483	$1,980	$(13,682)

December 31, 2016
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$2,437	$-	$2,437	$-	$1,980	$457
Securities sold under agreements to repurchase	652,229	-	652,229	700,498	-	(48,269)
Total	$654,666	$-	$654,666	$700,498	$1,980	$(47,812)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — EMPLOYEE BENEFIT PLAN

Oriental has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the "PR Code"), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of Oriental who are age 21 or older. Under this plan, participants may contribute each year up to $18,000. Oriental's matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision among the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. Oriental contributed $835 thousand, $792 thousand and $808 thousand in cash during 2017, 2016 and 2015, respectively. Oriental’s contribution becomes 100% vested once the employee completes three years of service.

Also, Oriental offers to its senior management a non-qualified deferred compensation plan, where executives can defer taxable income. Both the employer and the employee have flexibility because non-qualified plans are not subject to ERISA contribution limits nor are they subject to discrimination tests in terms of who must be included in the plan. Under this plan, the employee’s current taxable income is reduced by the amount being deferred. Funds deposited in a deferred compensation plan can accumulate without current income tax to the individual. Income taxes are due when the funds are withdrawn.

NOTE 18 — RELATED PARTY TRANSACTIONS

Oriental grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years December 31, 2017, 2016, and 2015 was as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at the beginning of year	$29,020	$31,475	$27,011
New loans and disbursements	2,875	2,329	13,581
Repayments	(3,757)	(4,784)	(9,117)
Balance at the end of year	$28,138	$29,020	$31,475

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 — INCOME TAXES

Oriental is subject to the provisions of the PR Code, which imposes a maximum corporate tax rate of 39%. The Oriental, however, maintained a lower effective tax rate for the years ended December 31, 2017, 2016 and 2015.

Under Puerto Rico law, all companies are treated as separate taxable entities and are not entitled to file consolidated tax returns. OFG Bancorp and its subsidiaries are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources. The AMT is payable if it exceeds regular income tax. The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Oriental has operations in U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida. Also, in October 2017, Oriental expanded its operations in U.S. through the Bank's wholly owned subsidiary OFG USA. Both subsidiaries are subject to state and federal taxes. OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes. OFG USA elected to be classified as a corporation.

The components of income tax expense (benefit) for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax expense	$19,101	$2,768	$19,775
Deferred income tax expense (benefit)	(3,658)	23,226	(37,329)
Total income tax expense (benefit)	$15,443	$25,994	$(17,554)

In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $10.0 million for 2017 and 2016, respectively, and $17.6 million for 2015. OIB generated exempt income of $9.6 million, $10.3 million and $6.3 million for 2017, 2016 and 2015, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s income tax expense differs from amounts computed by applying the applicable statutory rate to income (loss) before income taxes as follow:

	Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense (benefit) at statutory rates	$26,555	39.00%	$33,220	39.00%	$(7,823)	-39.00%
Tax effect of exempt and excluded income, net	(9,506)	-13.96%	(11,178)	-13.12%	(8,625)	-43.00%
Disallowed net operating loss carryover	281	0.41%	1,406	1.65%	556	2.77%
Change in valuation allowance	(305)	-0.45%	(9)	-0.01%	(2,219)	-11.06%
Release of unrecognized tax benefits, net	(775)	-1.14%	(135)	-0.16%	(385)	-1.92%
Capital (gain) loss at preferential rate	(279)	-0.41%	2,394	2.81%	283	1.41%
Other items, net	(528)	-0.79%	296	0.34%	659	3.28%
Income tax expense (benefit)	$15,443	22.66%	$25,994	30.51%	$(17,554)	-87.52%

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2017 the amount of unrecognized tax benefits was $1.3 million (December 31, 2016 - $2.0 million). Oriental had accrued $97 thousand at December 31, 2017 (December 31, 2016 - $229 thousand) for the payment of interest and penalties relating to unrecognized tax benefits and released $877 thousand due to statute of limitation.

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2017	2016	2015
	In thousands)
Balance at beginning of year	$2,040	$2,175	$2,560
Additions for tax positions of prior years	97	229	175
Additions (reductions) due to new tax positions	-	999	(560)
Reduction for tax positions as a result of lapse of statute of limitations	(877)	(1,363)	-
Balance at end of year	$1,260	$2,040	$2,175

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The determination of deferred tax expense or benefit is based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of Oriental’s net deferred tax assets assumes that Oriental will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, Oriental may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations.

	December 31,
	2017	2016
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$97,682	$84,959
Loans and other real estate valuation adjustment	10,457	11,120
Net operating loss carry forwards	5,169	9,686
Alternative minimum tax	15,672	15,799
Acquired portfolio	35,293	36,237
FDIC shared-loss indemnification asset	-	5,344
Other assets allowances	858	1,547
Other deferred tax assets	5,304	5,116
Total gross deferred tax asset	170,435	169,808
Less: valuation allowance	(3,135)	(3,133)
Net gross deferred tax assets	167,300	166,675
Deferred tax liability:
FDIC-assisted acquisition, net	(24,564)	(25,862)
Customer deposit and customer relationship intangibles	(1,828)	(2,402)
Building valuation ajustment	(9,069)	(9,522)
Servicing asset	(3,830)	(3,844)
Other deferred tax liabilities	(588)	(845)
Total gross deferred tax liabilities	(39,879)	$(42,475)
Net deferred tax asset	$127,421	$124,200

In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that Oriental will realize the benefits of these deductible differences, net of the existing valuation allowances at December 31, 2017. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

Oriental follows a two-step approach for recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2014 to 2017, until the applicable statute of limitations expire.  Tax audits by their nature are often complex and can require several years to complete.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20 — REGULATORY CAPITAL REQUIREMENTS

Regulatory Capital Requirements

OFG Bancorp (on a consolidated basis) and the Bank are subject to various regulatory capital requirements administered by federal and Puerto Rico banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Oriental’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Oriental and the Bank must meet specific capital guidelines that involve quantitative measures of their assets, liabilities and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

As of December 31, 2017 and 2016, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2017 and 2016, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of December 31, 2017 and 2016 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2017
Total capital to risk-weighted assets	$899,258	20.34%	$353,653	8.00%	$442,067	10.00%
Tier 1 capital to risk-weighted assets	$842,133	19.05%	$265,240	6.00%	$353,653	8.00%
Common equity tier 1 capital to risk-weighted assets	$644,804	14.59%	$198,930	4.50%	$287,343	6.50%
Tier 1 capital to average total assets	$842,133	13.92%	$242,057	4.00%	$302,571	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$876,657	19.62%	$357,404	8.00%	$446,756	10.00%
Tier 1 capital to risk-weighted assets	$819,662	18.35%	$268,053	6.00%	$357,404	8.00%
Common equity tier 1 capital to risk-weighted assets	$627,733	14.05%	$201,040	4.50%	$290,391	6.50%
Tier 1 capital to average total assets	$819,662	12.99%	$252,344	4.00%	$315,430	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2017
Total capital to risk-weighted assets	$879,648	19.92%	$353,265	8.00%	$441,581	10.00%
Tier 1 capital to risk-weighted assets	$822,776	18.63%	$264,949	6.00%	$353,265	8.00%
Common equity tier 1 capital to risk-weighted assets	$822,776	18.63%	$198,712	4.50%	$287,028	6.50%
Tier 1 capital to average total assets	$822,776	13.63%	$241,417	4.00%	$301,771	5.00%
As of December 31, 2016
Total capital to risk-weighted assets	$857,259	19.23%	$356,596	8.00%	$445,745	10.00%
Tier 1 capital to risk-weighted assets	$800,544	17.96%	$267,447	6.00%	$356,596	8.00%
Common equity tier 1 capital to risk-weighted assets	$800,544	17.96%	$200,585	4.50%	$289,734	6.50%
Tier 1 capital to average total assets	$800,544	12.75%	$251,200	4.00%	$314,000	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 – EQUITY-BASED COMPENSATION PLAN

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

The activity in outstanding options for the years ended December 31, 2017, 2016 and 2015 is set forth below:

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	917,269	$14.08	951,523	$12.45	888,571	$14.12
Options granted	-	-	-	-	179,225	17.44
Options exercised	(71,150)	12.96	(24,752)	12.43	(112,704)	19.78
Options forfeited	(500)	15.23	(9,502)	16.68	(3,569)	16.06
End of year	845,619	$14.14	917,269	$14.08	951,523	$12.45

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options  outstanding at December 31, 2017:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	4,078	8.28	1.3	4,078	8.28
11.27 to 14.08	388,241	11.85	3.0	388,241	11.85
14.09 to 16.90	286,575	15.38	5.7	176,025	15.22
16.91 to 19.71	165,225	17.44	7.2	41,305	17.44
19.72 to 22.53	1,500	21.86	0.2	1,500	21.86
	845,619	$14.14	4.7	611,149	$13.20
Aggregate Intrinsic Value	$-			$-

The average fair value of each option granted $5.77 during 2015.  There were no options granted during 2017 and 2016. The average fair value of each option granted was estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in Oriental’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following assumptions were used in estimating the fair value of the options granted during the year ended December 31, 2015, since there were no options granted during the years ended December 31, 2017 and 2016.

	Year Ended December 31,
	2017	2016	2015
Weighted average assumptions:
Dividend yield	N/A	N/A	1.89%
Expected volatility	N/A	N/A	40.93%
Risk-free interest rate	N/A	N/A	2.41%
Expected life (in years)	N/A	N/A	8.0

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017		2016		2015
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of year	59,800	$16.64	138,400	$16.17	153,050	$14.95
Restricted units granted	83,000	13.31	-	-	26,700	16.66
Restricted units lapsed	(33,100)	16.10	(76,903)	16.04	(39,750)	11.83
Restricted units forfeited	(3,900)	16.79	(1,697)	17.02	(1,600)	15.45
End of year	105,800	$14.19	59,800	$16.64	138,400	$16.17

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2017 was $1.7 million and is expected to be recognized over a weighted-average period of 1.9 years.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both periods, December 31, 2017 and 2016 accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2017 and, 2016, the Bank’s legal surplus amounted to $81.5 million and $76.3 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program it is authorized to purchase in the open market up $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the years ended December 31, 2017 and 2016, Oriental did not purchase any shares under the program.  During the year ended December 31, 2015, Oriental purchased 803,985 shares under this program for a total of $8.9 million, at an average price of $11.10 per share.

	Total number of		Dollar amount of
	shares purchased as	Average	shares repurchased
	part of stock	price paid	(excluding
	repurchase programs	per share	commissions paid)
			(In thousands)
Period
April 2015	204,338	$14.38	$2,939
May 2015	48,200	13.09	631
June 2015	51,447	12.81	659
July 2015	500,000	9.39	4,696
Year Ended December 31, 2015	803,985	$11.10	$8,925

At December 31, 2017 the number of shares that may yet be purchased under the $70 million program is estimated at 822,431 and was calculated by dividing the remaining balance of $7.7 million by $9.40 (closing price of Oriental's common stock at December 31, 2017).

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The activity in connection with common shares held in treasury by Oriental for the years ended December 31, 2017, 2016 and 2015 is set forth below:

	Year Ended December 31,
	2017		2016		2015
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,711,025	$104,860	8,757,960	$105,379	8,012,254	$97,070
Common shares used upon lapse of restricted stock units	(32,598)	(358)	(46,935)	(519)	(58,279)	(641)
Common shares repurchased as part of the stock repurchase program	-	-	-	-	803,985	8,950
End of period	8,678,427	$104,502	8,711,025	$104,860	8,757,960	$105,379

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of December 31, 2017 and 2016 consisted of:

	December 31,
	2017	2016
	(In thousands)
Unrealized (loss) gain on securities available-for-sale which are not other-than-temporarily impaired	$(3,003)	$1,617
Income tax effect of unrealized (loss) gain on securities available-for-sale	365	592
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(2,638)	2,209
Unrealized loss on cash flow hedges	(510)	(1,004)
Income tax effect of unrealized loss on cash flow hedges	199	391
Net unrealized loss on cash flow hedges	(311)	(613)
Accumulated other comprehensive (loss) income, net of income taxes	$(2,949)	$1,596

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the years ended December 31, 2017, 2016, and 2015:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2017
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$2,209	$(613)	$1,596
Other comprehensive loss before reclassifications	(11,563)	(186)	(11,749)
Amounts reclassified out of accumulated other comprehensive income (loss)	6,716	488	7,204
Other comprehensive income (loss)	(4,847)	302	(4,545)
Ending balance	$(2,638)	$(311)	$(2,949)

	Year Ended December 31, 2016
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$16,924	(2,927)	13,997
Other comprehensive loss before reclassifications	(26,661)	(1,628)	(28,289)
Amounts reclassified out of accumulated other comprehensive income (loss)	11,946	3,942	15,888
Other comprehensive income (loss)	(14,715)	2,314	(12,401)
Ending balance	$2,209	$(613)	$1,596

	Year Ended December 31, 2015
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$25,765	(6,054)	19,711
Other comprehensive loss before reclassifications	(5,822)	(3,019)	(8,841)
Other-than-temporary impairment amount reclassified from accumulated other comprehensive income	(4,662)	-	(4,662)
Amounts reclassified out of accumulated other comprehensive income (loss)	1,643	6,146	7,789
Other comprehensive income (loss)	(8,841)	3,127	(5,714)
Ending balance	$16,924	$(2,927)	$13,997

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the years  ended December 31, 2017, 2016, and 2015:

	Amount reclassified out of accumulated
	other comprehensive (loss) income			Affected Line Item in
	Year Ended December 31,			Consolidated Statement
	2017	2016	2015	of Operations
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$488	$3,642	$6,443	Net interest expense
Tax effect from changes in tax rates	-	300	(297)	Income tax expense
Available-for-sale securities:
Gain on sale of investments	6,896	12,207	2,572	Net gain on sale of securities
Other-than-temporary impairment losses on investment securities	-	-	(1,490)	Net impairment losses recognized in earnings
Residual tax effect from OIB's change in applicable tax rate	104	32	45	Income tax expense
Tax effect from changes in tax rates	(284)	(293)	516	Income tax expense
	$7,204	$15,888	$7,789

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24 – EARNINGS (LOSS) PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net income (loss)	$52,646	$59,186	$(2,504)
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,512)	(6,512)	(6,512)
Convertible preferred stock (Series C)	(7,350)	(7,350)	(7,350)
Income (loss) Income available to common shareholders	$38,784	$45,324	$(16,366)
Effect of assumed conversion of the convertible preferred stock	7,350	7,350	7,350
Income (loss) available to common shareholders assuming conversion	$46,134	$52,674	$(9,016)

Weighted average common shares and share equivalents:
Average common shares outstanding	43,939	43,913	44,231
Effect of dilutive securities:
Average potential common shares-options	19	37	68
Average potential common shares-assuming conversion of convertible preferred stock	7,138	7,138	7,156
Total weighted average common shares outstanding and equivalents	51,096	51,088	51,455
Earnings (loss) per common share - basic	$0.88	$1.03	$(0.37)
Earnings (loss) per common share - diluted	$0.88	$1.03	$(0.37)

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at December 31, 2017, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the years ended 2017, 2016 and 2015 on the convertible preferred stock were added back as income available to common shareholders.

For the years ended 2017, 2016 and 2015, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 932,306, 949,134 and 887,307, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 25 – GUARANTEES

At December 31, 2017 and 2016 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $21.1 million and $4.0 million, respectively.

As a result of the BBVAPR Acquisition, Oriental assumed a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2017 and 2016, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $6.4 million and $20.1 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2017, 2016 and 2015.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Balance at beginning of period	$710	$439	$927
Net (charge-offs/terminations) recoveries	(352)	271	(488)
Balance at end of period	$358	$710	$439

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2017, Oriental repurchased approximately $107 thousand of unpaid principal balance in mortgage loans subject to credit recourse provisions.  During 2016, Oriental repurchased approximately $515 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2017, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $358 thousand (December 31, 2016– $710 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the year ended December 31, 2017, Oriental repurchased $3.1 million (December 31, 2016 – $3.7 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During 2017, 2016 and 2015, Oriental recognized $260 thousand, $380 thousand and $1.4 million, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse. During 2017, 2016 and 2015, Oriental recognized $477 thousand, $1.3 million and $2.5 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2017, Oriental serviced

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

$864.9 million in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At December 31, 2017, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $440 thousand (December 31, 2016 - $334 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

NOTE 26— COMMITMENTS AND CONTINGENCIES

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

Credit-related financial instruments at December 31, 2017 and 2016 were as follows:

	December 31,
	2017	2016
	(In thousands)
Commitments to extend credit	$485,019	$492,885
Commercial letters of credit	494	2,721

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

At December 31, 2017 and 2016, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $567 thousand and $667 thousand at December 31, 2017 and 2016, respectively.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2017 and 2016, is as follows:

	December 31,
	2017	2016
	(In thousands)
Standby letters of credit and financial guarantees	$21,107	$4,041
Loans sold with recourse	6,420	20,126

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

Lease Commitments

Oriental has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2017, 2016 and 2015, amounted to $9.9 million, $8.5 million, and $9.2 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at December 31, 2017, exclusive of taxes, insurance, and maintenance expenses payable by Oriental, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2018	$7,251
2019	6,345
2020	5,679
2021	4,796
2022	3,379
Thereafter	6,869
$34,319

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

NOTE 27 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), and independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2017 and 2016, Oriental did not have investment securities classified as Level 3.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Securities purchased under agreements to resell

The fair value of securities purchased under agreements to resell is based on the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of instruments.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$645,797	$-	$645,797
Trading securities	-	191	-	191
Money market investments	7,021	-	-	7,021
Derivative assets	-	771	-	771
Servicing assets	-	-	9,821	9,821
Derivative liabilities	-	(1,281)	-	(1,281)
	$7,021	$645,478	$9,821	$662,320
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$72,285	$72,285
Foreclosed real estate	-	-	44,174	44,174
Other repossessed assets	-	-	3,548	3,548
	$-	$-	$120,007	$120,007

	December 31, 2016
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$751,484	$-	$751,484
Trading securities	-	347	-	347
Money market investments	5,606	-	-	5,606
Derivative assets	-	1,330	-	1,330
Servicing assets	-	-	9,858	9,858
Derivative liabilities	-	(2,437)	-	(2,437)
	$5,606	$750,724	$9,858	$766,188
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$54,289	$54,289
Foreclosed real estate	-	-	47,520	47,520
Other repossessed assets	-	-	3,224	3,224
	$-	$-	$105,033	$105,033

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2017, 2016, and 2015:

Year Ended December 31, 2017
Servicing
Level 3 Instruments Only	assets
(In thousands)
Balance at beginning of period	$9,858
New instruments acquired	1,658
Principal repayments	(590)
Changes in fair value of servicing assets	(1,105)
Balance at end of period	$9,821

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	(1,171)	-	1,067	(104)
New instruments acquired	-	2,616	-	2,616
Principal repayments	-	(489)	-	(489)
Amortization	-	-	28	28
Changes in fair value of servicing assets	-	276	-	276
Balance at end of period	$-	$9,858	$-	$9,858

	YearEnded December 31, 2015
	Derivative		Derivative
	asset		liability
	(S&P		(S&P
	Purchased	Servicing	Embedded
Level 3 Instruments Only	Options)	assets	Options)	Total
	(In thousands)
Balance at beginning of period	$5,555	$13,992	$(5,477)	$14,070
Gains (losses) included in earnings	(4,384)	-	4,197	(187)
Sale of mortgage servicing rights	-	(5,927)	-	(5,927)
New instruments acquired	-	2,620	-	2,620
Principal repayments	-	(1,017)	-	(1,017)
Amortization	-	-	185	185
Changes in fair value related to price of MSR held-for-sale	-	(2,939)	-	(2,939)
Changes in fair value of servicing assets	-	726	-	726
Balance at end of period	$1,171	$7,455	$(1,095)	$7,531

During December 31, 2017, 2016, and 2015, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2017:

	December 31, 2017
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$9,821	Cash flow valuation	Constant prepayment rate	3.94% -8.49%
			Discount rate	10.00% - 12.00%
Collateral dependant impaired loans	$36,734	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 36.20%

Other non-collateral dependant impaired loans	$35,551	Cash flow valuation	Discount rate	4.15% - 10.50%

Foreclosed real estate	$44,174	Fair value of property or collateral	Appraised value less disposition costs	20.20% - 36.20%

Other repossessed assets	$3,548	Fair value of property or collateral	Estimated net realizable value less disposition costs	29.00% - 71.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at December 31, 2017 and December 31, 2016 is as follows:

	December 31,		December 31,
	2017		2016
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$485,203	$485,203	$510,439	$510,439
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$191	$191	$347	$347
Investment securities available-for-sale	$645,797	$645,797	$751,484	$751,484
Investment securities held-to-maturity	$497,681	$506,064	$592,763	$599,884
Federal Home Loan Bank (FHLB) stock	$13,995	$13,995	$10,793	$10,793
Other investments	$3	$3	$3	$3
Derivative assets	$771	$771	$1,330	$1,330
Financial Liabilities:
Derivative liabilities	$1,281	$1,281	$2,437	$2,437
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,842,907	$4,056,329	$3,917,340	$4,147,692
FDIC indemnification asset	$-	$-	$8,669	$14,411
Accrued interest receivable	$49,969	$49,969	$20,227	$20,227
Servicing assets	$9,821	$9,821	$9,858	$9,858
Accounts receivable and other assets	$41,898	$41,898	$47,120	$47,120
Financial Liabilities:
Deposits	$4,782,197	$4,799,482	$4,644,629	$4,664,487
Securities sold under agreements to repurchase	$191,104	$192,869	$651,898	$653,756
Advances from FHLB	$99,509	$99,643	$106,422	$105,454
Other borrowings	$153	$153	$61	$61
Subordinated capital notes	$33,080	$36,083	$30,230	$36,083
Accrued expenses and other liabilities	$86,791	$86,791	$95,370	$95,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2017 and 2016:

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

•     The fair value of the FDIC indemnification asset represented the present value of the net estimated cash payments expected to be received from the FDIC for future losses on covered assets based on the credit assumptions on estimated cash flows for each covered asset and the loss sharing percentages. The FDIC shared-loss agreements were terminated on February 6, 2017. Such termination takes into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten year term of the single family shared-loss agreement. Therefore, at December 31, 2017, Oriental had no FDIC indemnification asset.

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

NOTE 28 – BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$311,503	$53	$34,091	$345,647	$-	$345,647
Interest expense	(26,308)	-	(15,167)	(41,475)	-	(41,475)
Net interest income	285,195	53	18,924	304,172	-	304,172
Provision for loan and lease losses, net	(113,108)	-	(31)	(113,139)	-	(113,139)
Non-interest income, net	45,102	26,069	7,516	78,687	-	78,687
Non-interest expenses	(178,540)	(17,830)	(5,261)	(201,631)	-	(201,631)
Intersegment revenue	1,604	-	748	2,352	(2,352)	-
Intersegment expenses	(748)	(1,137)	(467)	(2,352)	2,352	-
Income before income taxes	$39,505	$7,155	$21,429	$68,089	$-	$68,089
Income tax expense (benefit)	15,407	2,790	(2,754)	15,443	-	15,443
Net income	$24,098	$4,365	$24,183	$52,646	$-	$52,646
Total assets	$5,597,077	$25,980	$1,536,417	$7,159,474	$(970,421)	$6,189,053

	Year Ended December 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$321,868	$65	$34,659	$356,592	$-	$356,592
Interest expense	(27,838)	-	(29,327)	(57,165)	-	(57,165)
Net interest income	294,030	65	5,332	299,427	-	299,427
Provision for loan and lease losses, net	(65,076)	-	-	(65,076)	-	(65,076)
Non-interest income, net	35,587	26,788	4,444	66,819	-	66,819
Non-interest expenses	(193,156)	(17,443)	(5,391)	(215,990)	-	(215,990)
Intersegment revenue	1,521	-	883	2,404	(2,404)	-
Intersegment expenses	(883)	(1,108)	(413)	(2,404)	2,404	-
Income before income taxes	$72,023	$8,302	$4,855	$85,180	$-	$85,180
Income tax expenses (benefit)	28,089	3,238	(5,333)	25,994	-	25,994
Net income	$43,934	$5,064	$10,188	$59,186	$-	$59,186
Total assets	$5,584,866	$23,315	$1,837,514	$7,445,695	$(943,871)	$6,501,824

	Year Ended December 31, 2015
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$367,620	$95	$38,853	$406,568	$-	$406,568
Interest expense	(28,425)	-	(40,771)	(69,196)	-	(69,196)
Net interest income (loss)	339,195	95	(1,918)	337,372	-	337,372
Provision for non-covered loan and lease losses	(161,501)	-	-	(161,501)	-	(161,501)
Non-interest income	24,004	28,288	284	52,576	-	52,576
Non-interest expenses	(219,519)	(22,564)	(6,422)	(248,505)	-	(248,505)
Intersegment revenue	1,427	-	948	2,375	(2,375)	-
Intersegment expenses	(948)	(1,027)	(400)	(2,375)	2,375	-
Loss) income before income taxes	$(17,342)	$4,792	$(7,508)	$(20,058)	$-	$(20,058)
Income tax (benefit) expense	(6,763)	1,869	(12,660)	(17,554)	-	(17,554)
Net (loss) income	$(10,579)	$2,923	$5,152	$(2,504)	$-	$(2,504)
Total assets	$5,867,874	$22,349	$2,126,921	$8,017,144	$(917,995)	$7,099,149

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 29 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, Oriental generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to Oriental may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2017 and 2016, Oriental Insurance paid $4.0 million and $5.0 million, respectively, in dividends to OFG Bancorp.  During 2015, Oriental Insurance did not pay any dividends to OFG Bancorp. Oriental Financial Services paid $1.0 million in dividends to OFG Bancorp during 2016 but did not pay any dividends during 2017 and 2015.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017, 2016 and 2015:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2017	2016
	(In thousands)
ASSETS
Cash and cash equivalents	$24,430	$22,573
Investment in bank subsidiary, equity method	941,198	920,085
Investment in nonbank subsidiaries, equity method	20,231	18,427
Due from bank subsidiary,net	22	92
Deferred tax asset, net	2,230	2,643
Other assets	1,616	2,085
Total assets	$989,727	$965,905
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	6,504	6,501
Due to affiliates	-	237
Accrued expenses and other liabilities	2,033	2,673
Subordinated capital notes	36,083	36,083
Total liabilities	44,620	45,494
Stockholders’ equity	945,107	920,411
Total liabilities and stockholders’ equity	$989,727	$965,905

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Income:
Interest income	$188	$174	$321
Gain on sale of securities	-	211	-
Investment trading activities, net and other	4,511	4,066	4,007
Total income	4,699	4,451	4,328
Expenses:
Interest expense	1,556	1,370	1,222
Operating expenses	6,700	7,179	6,866
Total expenses	8,256	8,549	8,088
(Loss) before income taxes	(3,557)	(4,098)	(3,760)
Income tax expense (benefit)	403	518	(3,088)
(Loss) before changes in undistributed earnings of subsidiaries	(3,960)	(4,616)	(672)
Equity in undistributed earnings from:
Bank subsidiary	51,612	58,580	(3,804)
Nonbank subsidiaries	4,994	5,222	1,972
Net income (loss)	$52,646	$59,186	$(2,504)

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2017	2016	2015
	(In thousands)
Net income (loss)	$52,646	$59,186	$(2,504)
Other comprehensive (loss) before tax:
Unrealized loss on securities available-for-sale	-	(204)	(170)
Other comprehensive income from bank subsidiary	(4,545)	(12,238)	(5,578)
Other comprehensive (loss) before taxes	(4,545)	(12,442)	(5,748)
Income tax effect	-	41	34
Other comprehensive (loss) income after taxes	(4,545)	(12,401)	(5,714)
Comprehensive income (loss)	$48,101	$46,785	$(8,218)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$52,646	$59,186	$(2,504)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	(51,612)	(58,580)	3,804
Equity in undistributed earnings from nonbanking subsidiaries	(4,994)	(5,222)	(1,972)
Amortization of investment securities premiums, net of accretion of discounts	-	12	44
Realized gain on sale of securities	-	211	-
Stock-based compensation	1,109	1,270	1,637
Employee benefit adjustment	(99)	-	-
Deferred income tax, net	414	444	(3,088)
Net decrease in other assets	(205)	42	148
Net (decrease) in accrued expenses, other liabilities, and dividend payable	(1,185)	800	(221)
Dividends from banking subsidiary	26,743	17,600	45,000
Dividends from non-banking subsidiary	4,002	6,000	-
Net cash provided by operating activities	26,819	21,763	42,848
Cash flows from investing activities:
Maturities and redemptions of investment securities available-for-sale	-	702	2,013
Proceeds from sales of investment securities available-for-sale	-	4,888	-
Net decrease (increase) in due from bank subsidiary, net	307	317	317
Proceeds from sales of premises and equipment	-	324	-
Capital contribution to banking subsidiary	(788)	(894)	(1,167)
Capital contribution to non-banking subsidiary	(50)	(68)	(94)
Additions to premises and equipment	(19)	(381)	(132)
Net cash (used in) provided by investing activities	(550)	4,888	937
Cash flows from financing activities:
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	-	(315)	204
Purchase of treasury stock	-	-	(8,950)
Dividends paid	(24,412)	(24,003)	(31,623)
Net cash used in financing activities	(24,412)	(24,318)	(40,369)
Net change in cash and cash equivalents	1,857	2,333	3,416
Cash and cash equivalents at beginning of year	22,573	20,240	16,824
Cash and cash equivalents at end of year	$24,430	$22,573	$20,240

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Oriental’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2017, an evaluation was carried out under the supervision and with the participation of Oriental’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Oriental’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, Oriental’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Oriental in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Oriental to disclose material information otherwise required to be set forth in Oriental’s periodic reports.

Management’s Annual Report on Internal Control over Financial Reporting

The Management’s Annual Report on Internal Control over Financial Reporting is included in Item 8 of this report.

Report of the Registered Public Accounting Firm

The registered public accounting firm’s report on Oriental’s internal control over financial reporting is included in Item 8 of this report.

Changes in Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

Items 10 through 14 are incorporated herein by reference to Oriental’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report, except with respect to the information set forth below under Item 12.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Oriental’s 2007 Omnibus Performance Incentive Plan, as amended and restated (the “Omnibus Plan”), provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted units and dividend equivalents, as well as equity-based performance awards. The Omnibus Plan was adopted in 2007, amended and restated in 2008, and further amended in 2010. It replaced and superseded Oriental’s 1996, 1998 and 2000 Incentive Stock Option Plans (the “Stock Option Plans”). All outstanding stock options under the Stock Option Plans continue in full force and effect, subject to their original terms and conditions.

The following table shows certain information pertaining to the awards under the Omnibus Plan and the Stock Option Plans as of December 31, 2017:

	(a)		(b)		(c)
Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	951,419	(1)	$12.57	(2)	$940,519
	951,419		$12.57		940,519

(1) Includes 845,619 stock options and 105,800 restricted stock units.
(2) Exercise price related to stock options.

Oriental recorded $1.109 million, $1.270 million and $1.637 million related to stock-based compensation expense during the years ended December 31, 2017, 2016 and 2015, respectively.

Other information required by this Item is incorporated herein by reference to Oriental’s definitive proxy statement to be filed with the SEC no later than 120 days after the end of the fiscal year covered by this report.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following financial statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2017 and 2016
Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015
Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015
Notes to the Consolidated Financial Statements

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

2.2	Acquisition Agreement dated as of June 28, 2012 between Oriental and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Composite Certificate of Incorporation. (3)

3.2	By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(6)

4.3	Certificate of Designations of 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C.(7)

4.4	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

4.5	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(9)

4.6	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B.(10)

4.7	Form of Certificate for the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C. (7)

4.8	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(8)

10.1	Change in Control Compensation Agreement between Oriental and José R. Fernández.(11)

10.2	Change in Control Compensation Agreement between Oriental and Ganesh Kumar (12)

10.3	Technology Outsourcing Agreement between Oriental and Metavante Corporation.(13)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Polan, as amended and restated.(14)

10.5	Form of qualified stock option award and agreement (15)

10.6	Form of restricted stock award and agreement (16)

10.7	Form of restricted unit award and agreement (17)

10.8	Employment Agreement between Oriental and José R. Fernández (18)

10.9	Amendment to Technology Outsourcing Agreement between Oriental and Metavante Corporation (19)
10.10

Termination Agreement, dated as of February 6, 2017, among the Federal Deposit Insurance Corporation, Receiver of Eurobank, San Juan, Puerto Rico, the Federal Deposit Insurance Corporation, and Oriental Bank (20)

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

101.1

The following materials from Oriental’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

(1)     Incorporated herein by reference to Exhibit 2.1 of Oriental’s current report on Form 8-K filed with the SEC on May 6, 2010.

(2)     Incorporated herein by reference to Exhibit 2.1 of Oriental’s current report on Form 8-K filed with the SEC on July 3, 2012.

(3)     Incorporated herein by reference to Exhibit 3.1 of Oriental’s annual report on Form 10-K filed with the SEC on March 14, 2017.

(4)     Incorporated herein by reference to Exhibit 3.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on August 8, 2015.

(5)     Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form 8-A filed with the SEC on April 30, 1999.

(6)     Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form 8-A filed with the SEC on September 26, 2003.

(7)     Incorporated herein by reference to Exhibit 3.1 of Oriental’s current report on Form 8-K filed with the SEC on July 3, 2012.

(8)     Incorporated herein by reference to Exhibit 3.1 of Oriental’s current report on Form 8-K filed with the SEC on November 8, 2012.

(9)     Incorporated herein by reference to Exhibit 4.2 of Oriental’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(10)   Incorporated herein by reference to Exhibit 4.2 of Oriental’s registration statement on Form S-3, as amended, filed with the SEC on September 23, 2003.

(11)   Incorporated herein by reference to Exhibit 10.12 of Oriental’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(12)   Incorporated herein by reference to Exhibit 10.14 of Oriental’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(13)   Incorporated herein by reference to Exhibit 10.23 of Oriental’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(14)   Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form S-8 filed with the SEC on October 7, 2013.

(15)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(16)   Incorporated herein by reference to Exhibit 10.2 of Oriental’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(17)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on May 8, 2016.

(18)   Incorporated herein by reference to Exhibit 10 of Oriental’s quarterly report on Form 10-Q filed with the SEC on November 4, 2017.

(19)   Incorporated herein by reference to Exhibit 10.16 of Oriental’s annual report on Form 10-K filed with the SEC on March 3, 2015.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(20)   Incorporated herein by reference to Exhibit 10.1 of Oriental's current report on Form 8-K filed with the SEC on February 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 12, 2018
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: March 12, 2018
Maritza Arizmendi Díaz
Executive Vice President and Chief Financial Officer

By:	/s/ Vanessa De Armas	Dated: March 12, 2018
Vanessa De Armas
Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 12, 2018
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 12, 2018
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 12, 2018
Juan Carlos Aguayo
Director

By:	/s/ Jorge Colón Gerena	Dated: March 12, 2018
Jorge Colón Gerena
Director

By:	/s/ Pedro Morazzani	Dated: March 12, 2018
Pedro Morazzani
Director

By:	/s/ Rafael Martínez-Margarida	Dated: March 12, 2018
Rafael Martínez-Margarida
Director

By:	/s/ Néstor de Jesús	Dated: March 12, 2018
Néstor de Jesús
Director

By:	/s/ Radamés Peña Pla	Dated: March 12, 2018
Radamés Peña Pla
Director