Form 10-Q
period 2018-03-31
OFG BANCORP
filed 2018-05-04
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

 43,968,342 common shares ($1.00 par value per share) outstanding as of April 30, 2018

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

•     the credit default by the government of Puerto Rico or its municipalities;

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017

	March 31,	December 31,
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$354,930	$478,182
Money market investments	7,428	7,021
Total cash and cash equivalents	362,358	485,203
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $647 (December 31, 2017 - $647)	293	191
Investment securities available-for-sale, at fair value, with amortized cost of $815,970 (December 31, 2017 - $648,800)	801,641	645,797
Investment securities held-to-maturity, at amortized cost, with fair value of $467,980 (December 31, 2017 - $497,681)	485,143	506,064
Federal Home Loan Bank (FHLB) stock, at cost	11,499	13,995
Other investments	3	3
Total investments	1,298,579	1,166,050
Loans:
Loans held-for-sale, at lower of cost or fair value	10,505	12,272
Loans held for investment, net of allowance for loan and lease losses of $168,592 (December 31, 2017 - $167,509)	4,122,924	4,044,057
Total loans	4,133,429	4,056,329
Other assets:
Foreclosed real estate	40,314	44,174
Accrued interest receivable	35,141	49,969
Deferred tax asset, net	128,270	127,421
Premises and equipment, net	67,163	67,860
Customers' liability on acceptances	25,869	27,663
Servicing assets	10,533	9,821
Derivative assets	898	771
Goodwill	86,069	86,069
Other assets	55,468	64,693
Total assets	$6,247,121	$6,189,053

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2018 AND DECEMBER 31, 2017 (CONTINUED)

	March 31,	December 31,
	2018	2017
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,117,857	$2,039,126
Savings accounts	1,274,414	1,251,398
Time deposits	1,441,157	1,508,958
Total deposits	4,833,428	4,799,482
Borrowings:
Securities sold under agreements to repurchase	273,926	192,869
Advances from FHLB	43,934	99,643
Subordinated capital notes	36,083	36,083
Other borrowings	394	153
Total borrowings	354,337	328,748
Other liabilities:
Derivative liabilities	752	1,281
Acceptances executed and outstanding	25,869	27,644
Accrued expenses and other liabilities	85,886	86,791
Total liabilities	5,300,272	5,243,946
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2017 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2017 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued: 43,968,342 shares outstanding (December 31, 2017 - 52,625,869;
43,947,442)	52,626	52,626
Additional paid-in capital	541,404	541,600
Legal surplus	83,138	81,454
Retained earnings	210,008	200,878
Treasury stock, at cost, 8,657,527 shares (December 31, 2017 - 8,678,427 shares)	(104,142)	(104,502)
Accumulated other comprehensive (loss), net of tax of $1,999 (December 31, 2017 $564)	(12,185)	(2,949)
Total stockholders’ equity	946,849	945,107
Total liabilities and stockholders’ equity	$6,247,121	$6,189,053

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

	Quarter Ended March 31,
	2018	2017
	(In thousands, except per share data)
Interest income:
Loans	$74,612	$77,650
Mortgage-backed securities	7,051	7,206
Investment securities and other	1,507	1,322
Total interest income	83,170	86,178
Interest expense:
Deposits	7,298	7,353
Securities sold under agreements to repurchase	1,076	3,245
Advances from FHLB and other borrowings	374	596
Subordinated capital notes	428	366
Total interest expense	9,176	11,560
Net interest income	73,994	74,618
Provision for loan and lease losses, net	15,460	17,654
Net interest income after provision for loan and lease losses	58,534	56,964
Non-interest income:
Banking service revenue	10,463	10,626
Wealth management revenue	6,019	6,215
Mortgage banking activities	1,757	587
Total banking and financial service revenues	18,239	17,428

FDIC shared-loss benefit, net	-	1,403
Net gain on:
Derivatives	-	81
Other non-interest income	275	162
Total non-interest income, net	18,514	19,074

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017 (CONTINUED)

	Quarter Ended March 31,
	2018	2017
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	20,608	20,347
Professional and service fees	2,694	3,237
Occupancy and equipment	7,768	7,199
Insurance	1,478	1,600
Electronic banking charges	4,966	4,902
Information technology expenses	2,009	1,998
Advertising, business promotion, and strategic initiatives	1,347	1,395
Loss on sale of foreclosed real estate and other repossessed assets	1,226	1,326
Loan servicing and clearing expenses	1,161	1,189
Taxes, other than payroll and income taxes	2,260	2,372
Communication	885	914
Printing, postage, stationary and supplies	644	637
Director and investor relations	240	280
Credit related expenses	2,419	2,626
Other	2,416	1,662
Total non-interest expense	52,121	51,684
Income before income taxes	24,927	24,354
Income tax expense	8,010	9,204
Net income	16,917	15,150
Less: dividends on preferred stock	(3,465)	(3,465)
Income available to common shareholders	$13,452	$11,685
Earnings per common share:
Basic	$0.31	$0.27
Diluted	$0.30	$0.26
Average common shares outstanding and equivalents	51,121	51,131
Cash dividends per share of common stock	$0.06	$0.06

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

	Quarter Ended March 31,
	2018	2017
	(In thousands)

Net income	$16,917	$15,150
Other comprehensive income before tax:
Unrealized (loss) gain on securities available-for-sale	(11,326)	1,866
Unrealized gain on cash flow hedges	656	182
Other comprehensive (loss) income before taxes	(10,670)	2,048
Income tax effect	1,434	(296)
Other comprehensive (loss) income after taxes	(9,236)	1,752
Comprehensive income	$7,681	$16,902

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	541,600	540,948
Stock-based compensation expense	291	218
Stock-based compensation excess tax benefit recognized in income	(127)	-
Lapsed restricted stock units	(360)	(358)
Balance at end of period	541,404	540,808
Legal surplus:
Balance at beginning of period	81,454	76,293
Transfer from retained earnings	1,684	1,479
Balance at end of period	83,138	77,772
Retained earnings:
Balance at beginning of period	200,878	177,808
Net income	16,917	15,150
Cash dividends declared on common stock	(2,638)	(2,637)
Cash dividends declared on preferred stock	(3,465)	(3,465)
Transfer to legal surplus	(1,684)	(1,479)
Balance at end of period	210,008	185,377
Treasury stock:
Balance at beginning of period	(104,502)	(104,860)
Lapsed restricted stock units	360	358
Balance at end of period	(104,142)	(104,502)
Accumulated other comprehensive (loss) income, net of tax:
Balance at beginning of period	(2,949)	1,596
Other comprehensive (loss) income, net of tax	(9,236)	1,752
Balance at end of period	(12,185)	3,348
Total stockholders’ equity	$946,849	$931,429

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$16,917	$15,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	1,118	618
Amortization of investment securities premiums, net of accretion of discounts	1,614	2,336
Amortization of core deposit and customer relationship intangibles	330	369
FDIC shared-loss benefit	-	(1,403)
Depreciation and amortization of premises and equipment	2,277	2,110
Deferred income tax expense, net	586	2,443
Provision for loan and lease losses, net	15,460	17,654
Stock-based compensation	291	218
Stock-based compensation excess tax benefit recognized in income	(127)	-
(Gain) loss on:
Sale of mortgage loans held-for-sale	(87)	(207)
Derivatives	-	(81)
Foreclosed real estate	1,284	1,570
Sale of other repossessed assets	217	(160)
Originations of loans held-for-sale	(23,292)	(38,945)
Proceeds from sale of mortgage loans held-for-sale	5,945	10,893
Net (increase) decrease in:
Trading securities	(102)	33
Accrued interest receivable	14,828	1,672
Servicing assets	(712)	170
Other assets	10,448	11,615
Net (decrease) in:
Accrued interest on deposits and borrowings	(359)	(1,031)
Accrued expenses and other liabilities	(11,235)	(25)
Net cash provided by operating activities	35,401	24,999

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017 (CONTINUED)

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(173,162)	(51,430)
FHLB stock	(35,775)	(7,065)
Maturities and redemptions of:
Investment securities available-for-sale	23,408	28,659
Investment securities held-to-maturity	19,844	20,551
FHLB stock	38,271	697
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	(619)	(127)
Origination and purchase of loans, excluding loans held-for-sale	(286,129)	(171,153)
Principal repayment of loans, including covered loans	197,622	213,135
(Repayments to) reimbursements from the FDIC on shared-loss agreements, net	-	(10,125)
Additions to premises and equipment	(1,580)	(1,489)
Net cash (used in) provided by investing activities	(218,120)	21,653

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	40,198	51,853
Securities sold under agreements to repurchase	81,000	(121,792)
FHLB advances, federal funds purchased, and other borrowings	(55,221)	(378)
Exercise of stock options and restricted units lapsed, net	-	(1)
Dividends paid on preferred stock	(3,465)	(3,465)
Dividends paid on common stock	(2,638)	(3,037)
Net cash used in financing activities	$59,874	$(76,820)
Net change in cash, cash equivalents and restricted cash	(122,845)	(30,168)
Cash, cash equivalents and restricted cash at beginning of period	488,233	513,469
Cash, cash equivalents and restricted at end of period	$365,388	$483,301
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$9,103	$12,131
Mortgage loans securitized into mortgage-backed securities	$17,954	$24,921
Transfer from loans to foreclosed real estate and other repossessed assets	$11,179	$1,601
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$1,247	$-
Financed sales of foreclosed real estate	$369	$242
Loans booked under the GNMA buy-back option	$12,515	$9,973
See notes to unaudited consolidated financial statements

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (“Oriental”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC. (“Oriental Insurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and two operating subsidiaries of the Bank, OFG USA, LLC ("OFG USA") and Oriental International Bank, Inc. Through these subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

On April 30, 2010, the Bank acquired certain assets and assumed certain deposits and other liabilities of Eurobank, a Puerto Rico commercial bank, in an FDIC-assisted acquisition. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the Eurobank Acquisition. On December 18, 2012, Oriental acquired a group of Puerto Rico-based entities that included Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR”), a Puerto Rico commercial bank, as well as a securities broker-dealer and an insurance agency, which is referred to herein as the “BBVAPR Acquisition.” These acquired businesses have been integrated with Oriental’s existing business.

New Accounting Updates Not Yet Adopted

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of  the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations. At March 31, 2018, Oriental does not have callable debt securities.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We will assess the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures during this year.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental's cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We recently have selected the software and are in the process of assessing the methodology to be used in order to develop an acceptable model to estimate the expected credit losses. After the model has been developed, reviewed and validated in accordance with our governance policies, Oriental will provide further disclosure regarding the estimated impact on our allowance for loan and lease losses. Also, we are assessing the additional disclosure requirements from this update. Although Oriental expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings, the ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases. In February 2016, the FASB issued ASU No. 2016-02, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU No. 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Oriental plans to adopt this guidance effective January 1, 2019 using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize right-of-use assets and lease liabilities for substantially all of our operating lease commitments for which we are the lessee as a lease liability and corresponding right-of-use asset on our consolidated financial statements. Oriental has made substantial progress in reviewing contractual arrangements for embedded leases in an effort to identify Oriental’s full lease population and is presently evaluating all of its leases, as well as contracts that may contain embedded leases, for compliance with the new lease accounting rules. Oriental’s leases primarily consist of leased office space, and information technology equipment. At March 31, 2018, Oriental had $33.7 million of minimum lease commitments from these operating leases (refer to Note 20). Although Oriental is still evaluating the impact that the adoption of this accounting pronouncement will have on its consolidated financial statements, preliminarily it expects that the amounts to be recognized as right-of-use assets and lease liabilities will be less than 1% of its total assets and is not expected to have a material impact on its regulatory capital.

New Accounting Updates Adopted During the Current Quarter

Restricted Cash. In November 2016, the FASB issued ASU No. 2016-18, which amends Topic 230 (Statement of Cash Flows) and requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. ASU No. 2016-18 is intended to reduce diversity in practice in how restricted cash or restricted cash equivalents are presented and classified in the statement of cash flows. ASU No. 2016-18 is effective for fiscal years, and interim periods, beginning after December 15, 2017. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 on January 1, 2018, changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. Oriental has adopted this ASU on January 1, 2018 using the modified retrospective method. Oriental’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required (refer to note 21). We concluded that substantially all of Oriental’s revenues are generated from activities that are outside the scope of this ASU, and the adoption did not have a material impact on our consolidated financial statements. Therefore, there was no cumulative effect adjustment recorded.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As a result of this event, and based on current assessments of information available for the impact of the hurricanes on our credit portfolio, 2017 third and fourth quarter results included an additional loan loss provision of $27.0 million and $5.4 million, respectively. During the quarter ended March 31, 2018, Oriental recorded a $8.6 million provision for loan losses to replenish the allowance for loan charge-offs of $8.2 million related to the hurricanes.

Oriental implemented its disaster response plan as these storms approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security matters, property damages, and emergency communication with customers regarding the status of Bank operations. The estimated total losses as of December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at March 31, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company during the quarter ended December 2017 and a $0.7 million payment during the quarter ended March 31, 2018. Accordingly, a receivable of $0.5 million and $1.2 million was included in other assets at March 31, 2018 and December 31, 2017, respectively, for the expected recovery.

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	March 31,	December 31,
	2018	2017
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At both March 31, 2018 and  December 31, 2017, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both March 31, 2018 and December 31, 2017, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both March 31, 2018 and December 31, 2017, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2018 was $208.5 million (December 31, 2017 - $189.2 million). At March 31, 2018 and December 31, 2017, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2018 and December 31, 2017, money market instruments included as part of cash and cash equivalents amounted to $7.4 million and $7.0 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at March 31, 2018 and December 31, 2017 were as follows:

	March 31, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$538,900	$328	$9,133	$530,095	2.51%
GNMA certificates	182,055	317	2,870	179,502	2.97%
CMOs issued by US government-sponsored agencies	78,104	-	2,729	75,375	1.90%
Total mortgage-backed securities	799,059	645	14,732	784,972	2.56%
Investment securities
US Treasury securities	10,280	-	156	10,124	1.28%
Obligations of US government-sponsored agencies	2,773	-	72	2,701	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	43	2,412	5.55%
Other debt securities	1,403	29	-	1,432	2.98%
Total investment securities	16,911	29	271	16,669	2.06%
Total securities available for sale	$815,970	$674	$15,003	$801,641	2.55%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$485,143	$-	$17,163	$467,980	2.07%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$383,194	$1,402	$2,881	$381,715	2.39%
GNMA certificates	166,436	1,486	584	167,338	2.94%
CMOs issued by US government-sponsored agencies	82,026	-	1,955	80,071	1.90%
Total mortgage-backed securities	631,656	2,888	5,420	629,124	2.47%
Investment securities
US Treasury securities	10,276	-	113	10,163	1.25%
Obligations of US government-sponsored agencies	2,927	-	48	2,879	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	362	2,093	5.55%
Other debt securities	1,486	52	-	1,538	2.97%
Total investment securities	17,144	52	523	16,673	2.04%
Total securities available-for-sale	$648,800	$2,940	$5,943	$645,797	2.46%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$506,064	$-	$8,383	$497,681	2.07%

The amortized cost and fair value of Oriental’s investment securities at March 31, 2018, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$5,651	$5,598	$-	$-
Total due from 1 to 5 years	5,651	5,598	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$69,086	$66,513	$-	$-
FNMA and FHLMC certificates	216,028	212,418	-	-
Total due after 5 to 10 years	285,114	278,931	-	-
Due after 10 years
FNMA and FHLMC certificates	$317,221	$312,079	$485,143	$467,980
GNMA certificates	182,055	179,502	-	-
CMOs issued by US government-sponsored agencies	9,018	8,862	-	-
Total due after 10 years	508,294	500,443	485,143	467,980
Total mortgage-backed securities	799,059	784,972	485,143	467,980
Investment securities
Due less than one year
US Treasury securities	$322	$322	$-	$-
Obligations of Puerto Rico government and public instrumentalities	2,455	2,412	-	-
Total due in less than one year	2,777	2,734	-	-
Due from 1 to 5 years
US Treasury securities	$9,958	$9,802	$-	$-
Obligations of US government and sponsored agencies	2,773	2,701	-	-
Total due from 1 to 5 years	12,731	12,503	-	-
Due from 5 to 10 years
Other debt securities	1,403	1,432	-	-
Total due after 5 to 10 years	1,403	1,432	-	-
Total investment securities	16,911	16,669	-	-
Total	$815,970	$801,641	$485,143	$467,980

During the quarter ended March 31, 2018, Oriental retained securitized GNMA pools totaling $18.0 million amortized cost, at a yield of 3.26% from its own originations while, during the quarter ended March 31, 2017, that amount totaled $25.0 million, amortized cost, at a yield of 3.14%.

During the quarters ended March 31, 2018 and 2017, Oriental did not sell any mortgage-backed securities or investment securities.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017:

	March 31, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$69,921	$2,594	$67,327
FNMA and FHLMC certificates	106,196	3,804	102,392
Obligations of US Government and sponsored agencies	2,773	72	2,701
Obligations of Puerto Rico government and public instrumentalities	2,455	43	2,412
GNMA certificates	20,678	906	19,772
US Treasury Securities	9,958	156	9,802
	$211,981	$7,575	$204,406
Securities held to maturity
FNMA and FHLMC certificates	$338,260	$13,311	$324,949

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$8,183	$135	$8,048
FNMA and FHLMC certificates	367,587	5,329	362,258
GNMA certificates	131,685	1,964	129,721
US Treausury Securities	322	-	322
	$507,777	$7,428	$500,349
Securities held-to-maturity
FNMA and FHLMC Certificates	$146,883	$3,852	$143,031

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$78,104	$2,729	$75,375
FNMA and FHLMC certificates	473,783	9,133	464,650
Obligations of Puerto Rico government and public instrumentalities	2,455	43	2,412
Obligations of US government and sponsored agencies	2,773	72	2,701
GNMA certificates	152,363	2,870	149,493
US Treausury Securities	10,280	156	10,124
	$719,758	$15,003	$704,755
Securities held-to-maturity
FNMA and FHLMC certificates	$485,143	$17,163	$467,980

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$72,562	$1,857	$70,705
FNMA and FHLMC certificates	111,635	2,122	109,513
Obligations of US Government and sponsored agencies	2,927	48	2,879
Obligations of Puerto Rico government and public instrumentalities	2,455	362	2,093
GNMA certificates	20,803	499	20,304
US Treasury Securities	9,952	113	9,839
	$220,334	$5,001	$215,333

Securities available-for-sale
FNMA and FHLMC certificates	$352,399	7,264	345,135

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	9,464	98	9,366
FNMA and FHLMC certificates	125,107	759	124,348
GNMA certificates	14,001	85	13,916
US Treausury Securities	324	-	324
	$148,896	$942	$147,954
Securities held to maturity
FNMA and FHLMC certificates	$153,665	$1,119	$152,546

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	82,026	1,955	80,071
FNMA and FHLMC certificates	236,742	2,881	233,861
Obligations of Puerto Rico government and public instrumentalities	2,455	362	2,093
Obligations of US government and sponsored agencies	2,927	48	2,879
GNMA certificates	34,804	584	34,220
US Treausury Securities	10,276	113	10,163
	$369,230	$5,943	$363,287
Securities held to maturity
FNMA and FHLMC certificates	$506,064	$8,383	$497,681

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental performs valuations of the investment securities on a monthly basis. Moreover, Oriental conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Any portion of a decline in value associated with credit loss is recognized in the statements of operations with the remaining noncredit-related component recognized in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while Oriental believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing improvement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

Most of the investments ($1.2 billion, amortized cost, or 99.8%) with an unrealized loss position at March 31, 2018 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The sole exposure to a Puerto Rico government bond ($2.5 million, amortized cost, or 0.2%) with an unrealized loss position at March 31, 2018 consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The decline in the market value of this security is mainly attributed to the significant economic and fiscal challenges that Puerto Rico is facing, which is expected to result in a significant restructuring of the government under the supervision of the federally-created Fiscal Oversight and Management Board of Puerto Rico. The PRHTA bond had an aggregate fair value of $2.4 million at March 31, 2018 (98% of the bond's amortized cost) and matures on July 1, 2018. The discounted cash flow analysis for the investment showed a cumulative default probability at maturity of 2.3%, thus reflecting that it is more likely than not that the bond will not default during its remaining term. Based on this analysis, Oriental determined that it is more likely than not that it will recover all interest and principal invested in this Puerto Rico government bond and is, therefore, not required to recognize a credit loss as of March 31, 2018. Also, Oriental’s conclusion is based on the assessment of the specific source of repayment of the outstanding bond, which continues to perform. PRHTA started principal repayments on July 1, 2014. All scheduled principal and interest payments to date have been collected. As a result of the aforementioned analysis, no other-than-temporary losses were recorded during the quarter ended March 31, 2018.

As of March 31, 2018, Oriental performed a cash flow analysis of its Puerto Rico government bond to calculate the cash flows expected to be collected and determine if any portion of the decline in market value of this investment was considered an other-than-temporary impairment. The analysis derives an estimate of value based on the present value of risk-adjusted future cash flows of the underlying investment, and included the following components:

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

  The composition of Oriental’s loan portfolio at March 31, 2018 and December 31, 2017 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$682,564	$683,607
Commercial	1,346,404	1,307,261
Consumer	334,865	330,039
Auto and leasing	957,197	883,985
	3,321,030	3,204,892
Allowance for loan and lease losses on originated and other loans and leases	(96,832)	(92,718)
	3,224,198	3,112,174
Deferred loan costs, net	7,125	6,695
Total originated and other loans loans held for investment, net	3,231,323	3,118,869
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,222	4,380
Consumer	27,235	28,915
Auto	16,171	21,969
	47,628	55,264
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,184)	(3,862)
	44,444	51,402
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	526,089	532,053
Commercial	230,988	243,092
Consumer	932	1,431
Auto	35,006	43,696
	793,015	820,272
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(43,166)	(45,755)
	749,849	774,517
Total acquired BBVAPR loans, net	794,293	825,919
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	69,328	69,538
Commercial	52,418	53,793
Consumer	972	1,112
Total acquired Eurobank loans	122,718	124,443
Allowance for loan and lease losses on Eurobank loans	(25,410)	(25,174)
Total acquired Eurobank loans, net	97,308	99,269
Total acquired loans, net	891,601	925,188
Total held for investment, net	4,122,924	4,044,057
Mortgage loans held-for-sale	10,505	12,272
Total loans, net	$4,133,429	$4,056,329

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month moratorium for the payment due on certain loans. At December 31, 2017, Oriental had $2.6 billion loans under the moratorium program. The level of delinquencies for mortgage and auto loans as of December 31, 2017 was impacted by the loan moratorium. Aging of current and early delinquent loans in moratorium were frozen at September 30, 2017, throughout the moratorium period. In addition, although the repayment schedule was modified as part of the moratorium, certain borrowers continued to make payments shortly after the moratorium, having an impact on the respective delinquency status at December 31, 2017. At March 31, 2018, most of the loan moratoriums have expired, and delinquency levels are returning to pre-hurricane levels.

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The following tables present the aging of the recorded investment in gross originated and other loans held for investment at March 31, 2018 and December 31, 2017, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$168	$1,697	$3,696	$5,561	$39,752	$45,313	$197
Years 2003 and 2004	235	1,612	6,989	8,836	73,203	82,039	-
Year 2005	-	1,235	3,303	4,538	38,610	43,148	68
Year 2006	78	2,486	5,069	7,633	53,279	60,912	-
Years 2007, 2008 and 2009	-	2,075	7,683	9,758	57,173	66,931	336
Years 2010, 2011, 2012, 2013	205	1,422	8,346	9,973	112,977	122,950	459
Years 2014, 2015, 2016, 2017 and 2018	-	318	1,499	1,817	125,289	127,106	-
	686	10,845	36,585	48,116	500,283	548,399	1,060
Non-traditional	-	43	3,415	3,458	13,498	16,956	-
Loss mitigation program	12,921	4,695	20,062	37,678	66,767	104,445	4,439
	13,607	15,583	60,062	89,252	580,548	669,800	5,499
Home equity secured personal loans	-	-	-	-	249	249	-
GNMA's buy-back option program	-	-	12,515	12,515	-	12,515	-
	13,607	15,583	72,577	101,767	580,797	682,564	5,499
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	237,751	237,751	-
Institutional	-	-	-	-	46,955	46,955	-
Middle market	4,839	560	2,454	7,853	208,697	216,550	-
Retail	939	640	9,113	10,692	231,981	242,673	-
Floor plan	-	-	-	-	4,078	4,078	-
Real estate	-	-	-	-	17,666	17,666	-
	5,778	1,200	11,567	18,545	747,128	765,673	-
Other commercial and industrial:
Corporate	-	-	-	-	168,490	168,490	-
Institutional	-	-	-	-	115,034	115,034	-
Middle market	249	-	881	1,130	91,148	92,278	-
Retail	759	140	919	1,818	176,225	178,043	-
Floor plan	-	-	51	51	26,835	26,886	-
	1,008	140	1,851	2,999	577,732	580,731	-
	6,786	1,340	13,418	21,544	1,324,860	1,346,404	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$1,144	$61	$260	$1,465	$26,049	$27,514	$-
Overdrafts	22	14	42	78	168	246	-
Personal lines of credit	125	67	50	242	1,791	2,033	-
Personal loans	3,310	2,410	1,278	6,998	283,137	290,135	-
Cash collateral personal loans	238	87	21	346	14,591	14,937	-
	4,839	2,639	1,651	9,129	325,736	334,865	-
Auto and leasing	45,003	16,555	13,594	75,152	882,045	957,197	-
Total	$70,235	$36,117	$101,240	$207,592	$3,113,438	$3,321,030	$5,499

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

At both March 31, 2018 and December 31, 2017, Oriental had a carrying balance of $94.9 million in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20 (Non-refundable fees and Other Costs). We have acquired loans in the acquisitions of BBVAPR and Eurobank.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of March 31, 2018 and December 31, 2017, by class of loans:

	March 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$119	$119	$-	$119	$-
Floor plan	-	-	921	921	363	1,284	-
	-	-	1,040	1,040	363	1,403	-
Other commercial and industrial
Retail	161	16	46	223	2,594	2,817	-
Floor plan	-	-	2	2	-	2	-
	161	16	48	225	2,594	2,819	-
	161	16	1,088	1,265	2,957	4,222	-
Consumer
Credit cards	767	105	270	1,142	23,719	24,861	-
Personal loans	84	7	61	152	2,222	2,374	-
	851	112	331	1,294	25,941	27,235	-
Auto	798	402	154	1,354	14,817	16,171	-
Total	$1,810	$530	$1,573	$3,913	$43,715	$47,628	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at March 31, 2018 and  December 31, 2017 is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Contractual required payments receivable:	$1,444,070	$1,481,616
Less: Non-accretable discount	354,590	352,431
Cash expected to be collected	1,089,480	1,129,185
Less: Accretable yield	296,465	308,913
Carrying amount, gross	793,015	820,272
Less: allowance for loan and lease losses	43,166	45,755
Carrying amount, net	$749,849	$774,517

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2018 and December 31, 2017, Oriental had $50.2 million and $50.3 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(7,073)	(3,685)	(869)	(256)	(11,883)
Change in expected cash flows	-	3,156	426	58	3,640
Transfer (to) non-accretable discount	(3,046)	(524)	(597)	(38)	(4,205)
Balance at end of period	$248,379	$45,711	$1,726	$649	$296,465

Non-Accretable Discount Activity:
Balance at beginning of period	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(1,440)	(389)	(204)	(13)	(2,046)
Transfer from accretable yield	3,046	524	597	38	4,205
Balance at end of period	$301,107	$10,731	$23,443	$19,309	$354,590

	Quarter Ended March 31, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(7,890)	(4,981)	(2,147)	(602)	(15,620)
Change in actual and expected losses	1	198	52	36	287
Transfer (to) from non-accretable discount	(7,409)	1,319	140	(58)	(6,008)
Balance at end of period	$276,817	$46,902	$6,583	$3,058	$333,360

Non-Accretable Discount Activity:
Balance at beginning of period	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(3,031)	(843)	297	(19)	(3,596)
Transfer from (to) accretable yield	7,409	(1,319)	(140)	58	6,008
Balance at end of period	$309,993	$14,803	$22,564	$18,159	$365,519

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at March 31, 2018 and  December 31, 2017 is as follows:

	March 31	December 31
	2018	2017
	(In thousands)
Contractual required payments receivable:	$174,859	$179,960
Less: Non-accretable discount	5,547	5,845
Cash expected to be collected	169,312	174,115
Less: Accretable yield	46,594	49,672
Carrying amount, gross	122,718	124,443
Less: Allowance for loan and lease losses	25,410	25,174
Carrying amount, net	$97,308	$99,269

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$41,474	$6,751	$1,447	$-	$-	$49,672
Accretion	(1,605)	(1,606)	-	(34)	(96)	(3,341)
Change in expected cash flows	(144)	898	-	(63)	178	869
Transfer (to) from non-accretable discount	(103)	(427)	(91)	97	(82)	(606)
Balance at end of period	$39,622	$5,616	$1,356	$-	$-	$46,594

Non-Accretable Discount Activity:
Balance at beginning of period	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected losses	(200)	(703)	-	97	(98)	(904)
Transfer from (to) accretable yield	103	427	91	(97)	82	606
Balance at end of period	$4,479	$-	$849	$-	$219	$5,547

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$45,839	$16,475	$2,194	-	$-	$64,508
Accretion	(1,904)	(4,510)	(38)	-	(158)	(6,610)
Change in actual and expected losses	81	778	37	(143)	310	1,063
Transfer from (to) non-accretable discount	681	-	(322)	143	(152)	350
Balance at end of period	$44,697	$12,743	$1,871	$-	$-	$59,311

Non-Accretable Discount Activity:
Balance at beginning of period	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected losses	(334)	(1,409)	-	143	(154)	(1,754)
Transfer (to) from accretable yield	(681)	-	322	(143)	152	(350)
Balance at end of period	$7,426	$2,471	$333	$-	$6	$10,236

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,394	$3,070
Years 2003 and 2004	6,852	6,380
Year 2005	3,235	3,280
Year 2006	5,069	5,905
Years 2007, 2008 and 2009	7,347	7,984
Years 2010, 2011, 2012, 2013	7,652	6,259
Years 2014, 2015, 2016 and 2017	1,383	1,649
	34,932	34,527
Non-traditional	3,415	3,543
Loss mitigation program	17,456	16,783
	55,803	54,853
Commercial
Commercial secured by real estate
Institutional	10,548	118
Middle market	10,128	11,394
Retail	16,638	14,438
	37,314	25,950
Other commercial and industrial
Middle market	6,829	6,323
Retail	2,850	2,929
Floor plan	51	51
	9,730	9,303
	47,044	35,253
Consumer
Credit cards	260	1,227
Overdrafts	42	31
Personal lines of credit	63	102
Personal loans	1,877	900
Cash collateral personal loans	21	312
	2,263	2,572
Auto and leasing	13,594	4,232
Total non-accrual originated loans	$118,704	$96,910

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2018	2017
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$119	$119
Floor plan	921	928
	1,040	1,047
Other commercial and industrial
Retail	46	221
Floor plan	2	2
	48	223
	1,088	1,270
Consumer
Credit cards	270	1,310
Personal loans	61	45
	331	1,355
Auto	154	179
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,573	2,804
Total non-accrual loans	$120,277	$99,714

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

At March 31, 2018 and December 31, 2017, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $98.2 million and $109.2 million, respectively, as they are performing under their new terms.

At March 31, 2018 and December 31, 2017, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $28.0 million and $20.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $68.6 million and $72.3 million at March 31, 2018 and December 31, 2017, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $13.3 million and $10.6 million at March 31, 2018 and December 31, 2017, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $84.3 million and $85.4 million at March 31, 2018 and December 31, 2017, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $9.0 million and $9.1 million at March 31, 2018 and December 31, 2017, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2018 and 2017 are as follows:

	March 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$57,169	$52,049	$13,274	26%
Residential impaired and troubled-debt restructuring	94,405	84,283	9,022	11%
Impaired loans with no specific allowance:
Commercial	19,020	15,784	N/A	0%
Total investment in impaired loans	$170,594	$152,116	$22,296	15%

	December 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$57,922	$52,585	$10,573	20%
Residential impaired and troubled-debt restructuring	94,971	85,403	9,121	11%
Impaired loans with no specific allowance
Commercial	22,022	18,953	N/A	0%
Total investment in impaired loans	$174,915	$156,941	$19,694	13%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$21	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$21	3%

	December 31, 2017
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$20	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$20	3%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$536,514	$526,089	$14,331	3%
Commercial	239,976	229,216	22,045	10%
Consumer	1,892	932	21	2%
Auto	35,560	35,006	6,769	19%
Total investment in impaired loan pools	$813,942	$791,243	$43,166	5%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31 , 2017
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

  Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of March 31, 2018 and December 31, 2017 are as follows:

	March 31, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$79,633	$69,328	$15,414	22%
Commercial	56,087	52,418	9,992	19%
Consumer	14	4	4	100%
Total investment in impaired loan pools	$135,734	$121,750	$25,410	21%

	December 31, 2017
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$81,132	$69,538	$15,187	22%
Commercial	58,099	53,793	9,982	19%
Consumer	15	4	5	125%
Total investment in impaired loan pools	$139,246	$123,335	$25,174	20%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018		2017
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$263	$51,331	$125	$12,809
Residential troubled-debt restructuring	720	84,754	766	89,543
Impaired loans with no specific allowance
Commercial	176	17,764	532	43,895
	1,159	153,849	1,423	146,247
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	747	-	917
Total interest income from impaired loans	$1,159	$154,596	$1,423	$147,164

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters ended March 31, 2018 and 2017.

	Quarter Ended March 31, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	38	$5,747	5.69%	397	$5,339	5.08%	363
Commercial	3	1,559	4.75%	72	1,555	4.75%	72
Consumer	28	354	15.75%	47	355	11.60%	69

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	32	$4,004	6.53%	391	$4,015	4.86%	387
Commercial	9	1,218	7.29%	55	1,219	5.93%	64
Consumer	25	392	10.94%	64	430	10.33%	74
Auto	3	45	8.90%	75	47	11.88%	39

The following table presents troubled-debt restructurings for which there was a payment default during the twelve month periods ended March 31, 2018 and 2017:

	Twelve Month Period Ended March 31,
	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	36	$3,310	14	$2,051
Commercial	4	$398	1	$50
Consumer	23	$243	15	$188

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$237,751	$203,090	$32,790	$1,871	$-	$-
Institutional	46,955	36,206	-	10,749	-	-
Middle market	216,550	180,511	13,389	22,650	-	-
Retail	242,673	213,262	4,178	25,233	-	-
Floor plan	4,078	2,771	-	1,307	-	-
Real estate	17,666	17,666	-	-	-	-
	765,673	653,506	50,357	61,810	-	-
Other commercial and industrial:
Corporate	168,490	156,581	11,909	-	-	-
Institutional	115,034	115,034	-	-	-	-
Middle market	92,278	78,493	5,425	8,360	-	-
Retail	178,043	174,727	333	2,983	-	-
Floor plan	26,886	24,439	2,396	51	-	-
	580,731	549,274	20,063	11,394	-	-
Total	1,346,404	1,202,780	70,420	73,204	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	119	-	-	119	-	-
Floor plan	1,284	363	-	921	-	-
	1,403	363	-	1,040	-	-
Other commercial and industrial:
Retail	2,817	2,812	-	5	-	-
Floor plan	2	-	-	2	-	-
	2,819	2,812	-	7	-	-
Total	4,222	3,175	-	1,047	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	548,399	511,814	-	36,585	-	-
Non-traditional	16,956	13,541	-	3,415	-	-
Loss mitigation program	104,445	84,383	-	20,062	-	-
Home equity secured personal loans	249	249	-	-	-	-
GNMA's buy-back option program	12,515	-	-	12,515	-	-
	682,564	609,987	-	72,577	-	-

Consumer:
Credit cards	27,514	27,254	-	260	-	-
Overdrafts	246	168	-	78	-	-
Unsecured personal lines of credit	2,033	1,983	-	50	-	-
Unsecured personal loans	290,135	288,857	-	1,278	-	-
Cash collateral personal loans	14,937	14,916	-	21	-	-
	334,865	333,178	-	1,687	-	-
Auto and Leasing	957,197	943,603	-	13,594	-	-
Total	1,974,626	1,886,768	-	87,858	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	24,861	24,591	-	270	-	-
Personal loans	2,374	2,313	-	61	-	-
	27,235	26,904	-	331	-	-
Auto	16,171	16,017	-	154	-	-
	43,406	42,921	-	485	-	-
	$3,368,658	$3,135,644	$70,420	$162,594	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	553,533	516,770	-	36,763	-	-
Non-traditional	18,270	14,727	-	3,543	-	-
Loss mitigation program	103,280	84,357	-	18,923	-	-
Home equity secured personal loans	256	256	-	-	-	-
GNMA's buy-back option program	8,268	-	-	8,268	-	-
	683,607	616,110	-	67,497	-	-

Consumer:
Credit cards	28,430	27,203	-	1,227	-	-
Overdrafts	214	158	-	56	-	-
Unsecured personal lines of credit	2,220	2,133	-	87	-	-
Unsecured personal loans	284,477	284,255	-	222	-	-
Cash collateral personal loans	14,698	14,386	-	312	-	-
	330,039	328,135	-	1,904	-	-
Auto and Leasing	883,985	879,753	-	4,232	-	-
Total	1,897,631	1,823,998	-	73,633	-	-

Retail - acquired loans (under ASC 310-20)
Consumer:
Credit cards	26,467	25,156	-	1,311	-	-
Personal loans	2,448	2,402	-	46	-	-
	28,915	27,558	-	1,357	-	-
Auto	21,969	21,790	-	179	-	-
Total	50,884	49,348	-	1,536	-	-
	$3,260,156	$3,038,474	$69,571	$152,111	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at March 31, 2018 and December 31, 2017  was as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$18,983	$20,439
Commercial	33,174	30,258
Consumer	18,023	16,454
Auto and leasing	26,652	25,567
Total allowance for originated and other loans and lease losses	96,832	92,718

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	37	42
Consumer	2,659	3,225
Auto	488	595
	3,184	3,862
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	14,331	14,085
Commercial	22,047	23,691
Consumer	18	18
Auto	6,770	7,961
	43,166	45,755
Total allowance for acquired BBVAPR loans and lease losses	46,350	49,617
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	15,414	15,187
Commercial	9,992	9,982
Consumer	4	5
Total allowance for acquired Eurobank loan and lease losses	25,410	25,174
Total allowance for loan and lease losses	$168,592	$167,509

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

For the retail portfolios, mortgage, consumer and auto, the assumptions established in the initial estimate were based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment for all portfolios and the location of the collateral for mortgage loans. During the fourth quarter of 2017, Oriental performed additional procedures to evaluate the reasonability of the initial estimate based on the payment experience percentage of borrowers for which the deferral period expired. The analysis took into consideration historical payment behavior and loss experience of borrowers (PDs and LGDs) of each portfolio segment to develop a range of estimated potential losses. Management understands that this approach is reasonable given the lack of historical information related to the behavior of local borrowers in such an unprecedented event. The amount used in the analysis represents the average of potential outcomes of expected losses.

During the first quarter of 2018, Oriental updated the previous performed analysis to estimate probable losses related to the hurricanes. Analyses were based on the payment experience percentage of borrowers for which the deferral period expired in retail portfolios. For commercial portfolio, no changes in the level of impact assessed were identified based on communications with credit officers.

The documentation for the assessments considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries.

At March 31, 2018 and December 31, 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended March 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(968)	(1,149)	(4,258)	(8,982)	(15,357)
Recoveries	314	182	240	3,777	4,513
(Recapture) provision for loan and lease losses	(802)	3,883	5,587	6,290	14,958
Balance at end of period	$18,983	$33,174	$18,023	$26,652	$96,832

	March 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,022	$13,274	$-	$-	$22,296
Collectively evaluated for impairment	9,961	19,900	18,023	26,652	74,536
Total ending allowance balance	$18,983	$33,174	$18,023	$26,652	$96,832
Loans:
Individually evaluated for impairment	$84,283	$67,833	$-	$-	$152,116
Collectively evaluated for impairment	598,281	1,278,571	334,865	957,197	3,168,914
Total ending loan balance	$682,564	$1,346,404	$334,865	$957,197	$3,321,030

	Quarter Ended March 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(2,379)	(856)	(3,358)	(7,563)	-	(14,156)
Recoveries	56	89	165	3,294	-	3,604
Provision (recapture) for originated and other loan and lease losses	3,557	1,660	3,520	3,427	(429)	11,735
Balance at end of period	$18,578	$9,888	$13,394	$18,621	$2	$60,483

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,121	$10,573	$-	$-	$-	$19,694
Collectively evaluated for impairment	11,318	19,685	16,454	25,567	-	73,024
Total ending allowance balance	$20,439	$30,258	$16,454	$25,567	$-	$92,718
Loans:
Individually evaluated for impairment	$85,403	$71,538	$-	$-	$-	$156,941
Collectively evaluated for impairment	598,204	1,235,723	330,039	883,985	-	3,047,951
Total ending loan balance	$683,607	$1,307,261	$330,039	$883,985	$-	$3,204,892

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Quarter Ended March 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$42	$3,225	$595	$3,862
Charge-offs	-	(1,022)	(125)	(1,147)
Recoveries	3	54	228	285
(Recapture) provision for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(8)	402	(210)	184
Balance at end of period	$37	$2,659	$488	$3,184

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$21	$-	$-	$21
Collectively evaluated for impairment	16	2,659	488	3,163
Total ending allowance balance	$37	$2,659	$488	$3,184
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	3,475	27,235	16,171	46,881
Total ending loan balance	$4,222	$27,235	$16,171	$47,628

	Quarter Ended March 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$169	$3,028	$1,103	$4,300
Charge-offs	(6)	(885)	(278)	(1,169)
Recoveries	1	64	452	517
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	19	384	(436)	(33)
Balance at end of period	$183	$2,591	$841	$3,615

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$20	$-	$-	$20
Collectively evaluated for impairment	22	3,225	595	3,842
Total ending allowance balance	$42	$3,225	$595	$3,862
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	3,633	28,915	21,969	54,517
Total ending loan balance	$4,380	$28,915	$21,969	$55,264

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended March 31, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,085	$23,691	$18	$7,961	45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	314	752	-	(887)	179
Allowance de-recognition	(68)	(2,396)	-	(304)	(2,768)
Balance at end of period	$14,331	$22,047	$18	$6,770	43,166

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$2,682	$23,452	$4,922	$31,056
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	923	223	3,186	4,332
Allowance de-recognition	(32)	(147)	(279)	(458)
Balance at end of period	$3,573	$23,528	$7,829	$34,930

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters ended March 31, 2018 and 2017 were as follows:

	Quarter Ended March 31, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,187	$9,982	$5	$25,174
Provision (recapture) for loan and lease losses, net	179	(40)	-	139
Allowance de-recognition	48	49	-	97
Balance at end of period	$15,414	$9,991	$5	$25,410

	Quarter Ended March 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$11,947	$9,328	$6	$21,281
Provision (recapture) for loan and lease losses, net	2,398	(778)	-	1,620
Allowance de-recognition	(177)	(717)	(1)	(895)
Balance at end of period	$14,168	$7,833	$5	$22,006

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018	2017
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$14,411
FDIC indemnification asset benefit	-	1,403
Shared-loss termination settlement	-	(15,814)
Balance at end of period	$-	$-

True-up payment obligation:
Balance at beginning of period	$-	$26,786
Shared-loss termination settlement	-	(26,786)
Balance at end of period	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$14,283	$18,347	$11,544	$44,174
Decline in value	(488)	(1,036)	(462)	(1,986)
Additions	1,487	1,649	113	3,249
Sales	(1,917)	(2,465)	(741)	(5,123)
Balance at end of period	$13,365	$16,495	$10,454	$40,314

	Quarter Ended March 31, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$12,390	$21,379	$13,751	$47,520
Decline in value	(237)	(693)	(748)	(1,678)
Additions	3,412	3,534	440	7,386
Sales	(2,011)	(2,687)	(894)	(5,592)
Other adjustments	(85)	-	-	(85)
Balance at end of period	$13,469	$21,533	$12,549	$47,551

After hurricanes Irma and Maria in September 2017, management evaluated the potential impact these events brought to Oriental’s foreclosed real estate, considering the related underlying insurance coverage. Oriental has performed property inspections and taking into consideration all available information, the fair value of these properties was not materially impacted.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	146	-
Interest rate swaps not designated as hedges	$459	$618
Interest rate caps	293	153
	$898	$771
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	-	510
Interest rate swaps not designated as hedges	459	618
Interest rate caps	293	153
	$752	$1,281

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

The following table shows a summary of these swaps and their terms at March 31, 2018:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$34,735	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$34,735

An accumulated unrealized gain of $146 thousand and a loss of $510 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2018 and December 31, 2017, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At March 31, 2018 and December 31, 2017, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $459 thousand and $618 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At March 31, 2018 and December 31, 2017, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $459 thousand and $618 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2018:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of March 31, 2018 and  December 31, 2017, the outstanding total notional amount of interest rate caps was $152.2 million and $152.6 million, respectively. At March 31, 2018 and December 31, 2017, the interest rate caps sold to clients represented a liability of $293 thousand and $153 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At March 31, 2018 and December 31, 2017, the interest rate caps purchased as mirror-images represented an asset of $293 thousand and $153 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2018 and December 31, 2017 consists of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Loans, excluding acquired loans	$31,756	$46,936
Investments	3,385	3,033
	$35,141	$49,969

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest receivable at December 31, 2017, included $39.7 million, resulting from the loan payment moratorium. Accrued interest receivable resulting from the loan payment moratorium has been decreasing, as most moratoriums have expired. Some of these accrued interests are payable at the end of the loan term.

Other assets at March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Prepaid expenses	$7,154	$9,200
Other repossessed assets	5,082	3,548
Core deposit and customer relationship intangibles	4,357	4,687
Mortgage tax credits	2,277	4,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	35,515	41,898
	$55,468	$64,693

Prepaid expenses amounting to $7.2 million and $9.2 million at March 31, 2018 and December 31, 2017, respectively, include prepaid municipal, property and income taxes aggregating to $4.2 million and $5.7 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2018 and December 31, 2017 this core deposit intangible amounted to $3.1 million and $3.3 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At March 31, 2018 and December 31, 2017, this customer relationship intangible amounted to $1.2 million and $1.4 million, respectively.

Other repossessed assets totaled $5.1 million and $3.5 million at March 31, 2018 and December 31, 2017, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

At March 31, 2018 and December 31, 2017, tax credits for Oriental totaled $2.3 million and $4.3 million, respectively. These tax credits do not have an expiration date.

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2018 and December 31, 2017 consist of the following:

	March 31,	December 31,
	2018	2017
	(In thousands)
Non-interest bearing demand deposits	$1,071,648	$969,525
Interest-bearing savings and demand deposits	2,274,855	2,274,116
Individual retirement accounts	219,427	231,376
Retail certificates of deposit	592,307	595,983
Institutional certificates of deposit	200,595	209,951
Total core deposits	4,358,832	4,280,951
Brokered deposits	474,596	518,531
Total deposits	$4,833,428	$4,799,482

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $428.8 million in certificates of deposits and $45.8 million in money market accounts at March 31, 2018, and $471.6 million in certificates of deposits and $46.9 million in money market accounts at December 31, 2017.

The weighted average interest rate of Oriental’s deposits was 0.62% and 0.65% at March 31, 2018 and December 31, 2017, respectively. Interest expense for the quarters ended March 31, 2018 and 2017 was as follows:

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Demand and savings deposits	$2,812	$2,909
Certificates of deposit	4,486	4,444
	$7,298	$7,353

At March 31, 2018 and December 31, 2017, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $352.5 million and $359.6 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies, and corporations of $2.3 million and $3.5 million at a weighted average rate of 0.30% and 0.28% at March 31, 2018 and December 31, 2017, respectively.

At March 31, 2018 and December 31, 2017, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $127.3 million and $153.1 million, respectively. These public funds were collateralized with commercial loans amounting to $172.0 million and $173.0 million at March 31, 2018 and December 31, 2017, respectively.

Excluding accrued interest of approximately $1.7 million, the scheduled maturities of certificates of deposit at March 31, 2018 and 2017 are as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Within one year:
Three (3) months or less	$318,599	$316,382
Over 3 months through 1 year	462,655	508,285
	781,254	824,667
Over 1 through 2 years	462,528	470,670
Over 2 through 3 years	121,506	137,016
Over 3 through 4 years	36,936	36,125
Over 4 through 5 years	37,247	38,623
	$1,439,471	$1,507,101

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.1 million and $2.2 million as of March 31, 2018 and December 31, 2017, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At March 31, 2018, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At March 31, 2018 and December 31, 2017, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $426 thousand and $369 thousand, respectively, were as follows:

	March 31,		December 31,
	2018		2017
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
JP Morgan Chase Bank NA	152,500	164,749	82,500	88,974
KGS Alpha	11,000	11,730	-	-
Federal Home Loan Bank	110,000	116,589	110,000	116,509
Total	$273,500	$293,068	$192,500	$205,483

The following table shows a summary of Oriental’s repurchase agreements and their terms, excluding accrued interest in the amount of $426 thousand, at March 31, 2018:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	72,500	1.52%	12/30/2015	4/29/2018
	11,000	2.15%	3/28/2018	4/4/2018

2019	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020
	50,000	2.61%	3/15/2018	3/15/2020
	30,000	2.70%	3/23/2018	3/23/2020
	$273,500	1.96%

All of the repurchase agreements referred to above with maturity dates up to the date of this report were renewed as short-term repurchase agreements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at March 31, 2018 and December 31, 2017. There was no cash collateral at March 31, 2018 and December 31, 2017.

			Market Value of Underlying Collateral			Market Value of Underlying Collateral
		Weighted	FNMA and		Weighted	FNMA and
	Repurchase	Average	FHLMC	Repurchase	Average	FHLMC
	Liability	Rate	Certificates	Liability	Rate	Certificates
	March 31, 2018			December 31, 2017
	(Dollars in thousands)
Less than 90 days	$83,500	1.52%	$90,170	$-	-	$-
Over 90 days	190,000	2.15%	202,898	192,500	1.63%	205,483
Total	$273,500	1.96%	$293,068	$192,500	1.63%	$205,483

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2018 and December 31, 2017, these advances were secured by mortgage and commercial loans amounting to $972.8 million and $1.3 billion, respectively. Also, at March 31, 2018 and December 31, 2017, Oriental had an additional borrowing capacity with the FHLB-NY of $925.2 million and $920.0 million, respectively. At March 31, 2018 and December 31, 2017, the weighted average remaining maturity of FHLB’s advances was 5.8 months and 3.2 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2018.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $75 thousand, at March 31, 2018:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	34,735	1.86%	3/1/2018	4/2/2018

2020	9,124	2.59%	7/19/2013	7/20/2020
	$43,859	2.01%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at March 31, 2018 and December 31, 2017, for both periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 13 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

Oriental’s derivatives are subject to agreements which allow a right of set-off with each respective counterparty. In addition, Oriental’s securities purchased under agreements to resell and securities sold under agreements to repurchase have a right of set-off with the respective counterparty under the supplemental terms of the master repurchase agreements. In an event of default, each party has a right of set-off against the other party for amounts owed in the related agreements and any other amount or obligation owed in respect of any other agreement or transaction between them. Security collateral posted to open and maintain a master netting agreement with a counterparty, in the form of cash and securities, may from time to time be segregated in an account at a third-party custodian pursuant to an account control agreement.

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at March 31, 2018 and December 31, 2017:

March 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$898	$-	$898	$2,003	$-	$(1,105)

December 31, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$771	$-	$771	$2,010	$-	$(1,239)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$752	$-	$752	$-	$1,980	$(1,228)
Securities sold under agreements to repurchase	273,500	-	273,500	293,068	-	(19,568)
Total	$274,252	$-	$274,252	$293,068	$1,980	$(20,796)

December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,281	$-	$1,281	$-	$1,980	$(699)
Securities sold under agreements to repurchase	192,500	-	192,500	205,483	-	(12,983)
Total	$193,781	$-	$193,781	$205,483	$1,980	$(13,682)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — INCOME TAXES

At March 31, 2018 and December 31, 2017, Oriental’s net deferred tax asset amounted to $128.3 million and $127.4 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2018 and December 31, 2017. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At March 31, 2018 the amount of unrecognized tax benefits remained at $1.3 million when compared to December 31, 2017. Oriental had accrued $24 thousand at March 31, 2018  (December 31, 2017 - $97 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Oriental is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the "Code").  The Code imposes a maximum corporate tax rate of 39%.  Oriental maintained a lower effective tax rate for the quarters ended March 31, 2018 and 2017 of 32.0% and 37.8%, respectively.

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

Income tax expense for the quarters ended March 31, 2018 and 2017 was $8.0 million and $9.2 million, respectively.

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

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules that became effective January 1, 2015 for Oriental and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the new capital rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The current capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

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

As of March 31, 2018 and December 31, 2017, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2018 and December 31, 2017, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of March 31, 2018 and December 31, 2017 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2018
Total capital to risk-weighted assets	$910,828	20.29%	$359,130	8.00%	$448,913	10.00%
Tier 1 capital to risk-weighted assets	$852,882	19.00%	$269,348	6.00%	$359,130	8.00%
Common equity tier 1 capital to risk-weighted assets	$652,012	14.52%	$202,011	4.50%	$291,793	6.50%
Tier 1 capital to average total assets	$852,882	14.07%	$242,395	4.00%	$302,994	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$899,258	20.34%	$353,653	8.00%	$442,067	10.00%
Tier 1 capital to risk-weighted assets	$842,133	19.05%	$265,240	6.00%	$353,653	8.00%
Common equity tier 1 capital to risk-weighted assets	$644,804	14.59%	$198,930	4.50%	$287,343	6.50%
Tier 1 capital to average total assets	$842,133	13.92%	$242,057	4.00%	$302,571	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2018
Total capital to risk-weighted assets	$888,557	19.81%	$358,832	8.00%	$448,541	10.00%
Tier 1 capital to risk-weighted assets	$830,845	18.52%	$269,124	6.00%	$358,832	8.00%
Common equity tier 1 capital to risk-weighted assets	$830,845	18.52%	$201,843	4.50%	$291,551	6.50%
Tier 1 capital to average total assets	$830,845	13.76%	$241,559	4.00%	$301,948	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$879,648	19.92%	$353,265	8.00%	$441,581	10.00%
Tier 1 capital to risk-weighted assets	$822,776	18.63%	$264,949	6.00%	$353,265	8.00%
Common equity tier 1 capital to risk-weighted assets	$822,776	18.63%	$198,712	4.50%	$287,028	6.50%
Tier 1 capital to average total assets	$822,776	13.63%	$241,417	4.00%	$301,771	5.00%

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both March 31, 2018 and December 31, 2017, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2018 and December 31, 2017, the Bank’s legal surplus amounted to $83.1 million and $81.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the quarters ended March 31, 2018 and 2017, Oriental did not purchase any shares under the program.

At March 31, 2018 the number of shares that may yet be purchased under the $70 million program is estimated at 739,795 and was calculated by dividing the remaining balance of $7.7 million by $10.45 (closing price of Oriental's common stock at March 31, 2018).

The activity in connection with common shares held in treasury by Oriental for the quarters ended March 31, 2018 and 2017 is set forth below:

	Quarter Ended March 31,
	2018		2017
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,678,427	$104,502	8,711,025	$104,860
Common shares used upon lapse of restricted stock units	(20,900)	(360)	(32,598)	(358)
End of period	8,657,527	$104,142	8,678,427	$104,502

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of March 31, 2018 and December 31, 2017 consisted of:

	March 31,	December 31,
	2018	2017
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(14,329)	$(3,003)
Income tax effect of unrealized loss on securities available-for-sale	2,055	365
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(12,274)	(2,638)
Unrealized gain (loss) on cash flow hedges	146	(510)
Income tax effect of unrealized (gain) loss on cash flow hedges	(57)	199
Net unrealized gain (loss) on cash flow hedges	89	(311)
Accumulated other comprehensive (loss), net of income taxes	$(12,185)	$(2,949)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31, 2018
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)
Other comprehensive loss before reclassifications	(9,576)	26	(9,550)
Amounts reclassified out of accumulated other comprehensive income (loss)	(60)	374	314
Other comprehensive income (loss)	(9,636)	400	(9,236)
Ending balance	$(12,274)	$89	$(12,185)

	Quarter Ended March 31, 2017
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$2,209	(613)	1,596
Other comprehensive loss before reclassifications	1,707	(38)	1,669
Amounts reclassified out of accumulated other comprehensive income (loss)	(66)	149	83
Other comprehensive income (loss)	1,641	111	1,752
Ending balance	$3,850	$(502)	$3,348

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2018 and 2017:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$374	$149	Net interest expense
Available-for-sale securities:
Residual tax effect from OIB's change in applicable tax rate	5	8	Income tax expense
Tax effect from changes in tax rates	(65)	(74)	Income tax expense
	$314	$83

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2018 and 2017 is as follows:

	Quarter Ended March 31,
	2018	2017
	(In thousands, except per share data)
Net income	$16,917	$15,150
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,627)	(1,627)
Convertible preferred stock (Series C)	(1,838)	(1,838)
Income available to common shareholders	$13,452	$11,685
Effect of assumed conversion of the convertible preferred stock	1,838	1,838
Income available to common shareholders assuming conversion	$15,290	$13,523

Weighted average common shares and share equivalents:
Average common shares outstanding	43,955	43,916
Effect of dilutive securities:
Average potential common shares-options	28	77
Average potential common shares-assuming conversion of convertible preferred stock	7,138	7,138
Total weighted average common shares outstanding and equivalents	51,121	51,131
Earnings per common share - basic	$0.31	$0.27
Earnings per common share - diluted	$0.30	$0.26

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at March 31, 2018, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters ended March 31, 2018 and 2017 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2018 and 2017, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 859,322 and 507,786, respectively.

NOTE 19 – GUARANTEES

At March 31, 2018 and December 31, 2017 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $18.6 million and $21.1 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2018 and December 31, 2017, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $6.3 million and $6.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2018 and 2017.

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Balance at beginning of period	$358	$710
Net (charge-offs/terminations) recoveries	(94)	(140)
Balance at end of period	$264	$570

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended March 31, 2018, Oriental did not repurchase any mortgage loans subject to credit recourse provisions. During the quarter ended March 31, 2017, Oriental repurchased approximately $41 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2018, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $264 thousand (December 31, 2017– $358 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2018, Oriental repurchased $2.3 million (March 31, 2017 – $978 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the quarters ended March 31, 2018 and 2017, Oriental recognized $100 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, at both periods. During the quarters ended March 31, 2018 and 2017, Oriental recognized $1 thousand and $308 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2018, Oriental serviced $872.2 million (December 31, 2017 - 864.9 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At March 31, 2018, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $605 thousand (December 31, 2017 - $440 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at March 31, 2018 and December 31, 2017 were as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit	$508,955	$485,019
Commercial letters of credit	1,402	494

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At March 31, 2018 and December 31, 2017, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $567 thousand at both March 31, 2018 and December 31, 2017.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2018 and December 31, 2017, is as follows:

	March 31,	December 31,
	2018	2017
	(In thousands)
Standby letters of credit and financial guarantees	$18,648	$21,107
Loans sold with recourse	6,332	6,420

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

Lease Commitments

Oriental has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended March 31, 2018 and 2017, amounted to $2.2 million and $2.0 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at March 31, 2018, exclusive of taxes, insurance, and maintenance expenses payable by Oriental, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2018	$6,593
2019	6,345
2020	5,679
2021	4,796
2022	3,379
Thereafter	6,869
$33,661

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,519	$1,852
Savings accounts fees	154	155
Electronic banking fees	7,571	7,683
Credit life commissions	119	149
Branch service commissions	327	147
Servicing and other loan fees	601	484
International fees	169	146
Miscellaneous income	3	10
Total banking service revenues	10,463	10,626

Wealth management revenue:
Insurance income	1,238	1,551
Broker fees	1,789	1,876
Trust fees	2,696	2,548
Retirement plan and administration fees	287	240
Investment banking fees	9	-
Total wealth management revenue	6,019	6,215

Mortgage banking activities:
Net servicing fees	1,754	820
Net gains (losses) on sale of mortgage loans and valuation	3	174
Other	-	(407)
Total mortgage banking activities	1,757	587
Total banking and financial service revenues	$18,239	$17,428

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), an independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At March 31, 2018 and December 31, 2017, Oriental did not have investment securities classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$801,641	$-	$801,641
Trading securities	-	293	-	293
Money market investments	7,428	-	-	7,428
Derivative assets	-	898	-	898
Servicing assets	-	-	10,533	10,533
Derivative liabilities	-	(752)	-	(752)
	$7,428	$802,080	$10,533	$820,041
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$68,580	$68,580
Foreclosed real estate	-	-	40,314	40,314
Other repossessed assets	-	-	5,082	5,082
	$-	$-	$113,976	$113,976

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2018 and 2017:

	Servicing assets
	Quarter Ended March 31,
Level 3 Instruments Only	2018	2017
	(In thousands)
Balance at beginning of period	$9,821	$9,858
New instruments acquired	352	534
Principal repayments	(199)	(162)
Changes in fair value of servicing assets	559	(542)
Balance at end of period	$10,533	$9,688

During the quarters ended March 31, 2018 and 2017, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2018:

	March 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,533	Cash flow valuation	Constant prepayment rate	4.08% -8.50%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$35,239	Fair value of property or collateral	Appraised value less disposition costs	19.20% - 35.20%

Other non-collateral dependent impaired loans	$33,341	Cash flow valuation	Discount rate	4.15% - 10.50%

Foreclosed real estate	$40,314	Fair value of property or collateral	Appraised value less disposition costs	19.20% - 35.20%

Other repossessed assets	$5,082	Fair value of property or collateral	Estimated net realizable value less disposition costs	29.00% - 71.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at March 31, 2018 and December 31, 2017 is as follows:

	March 31,		December 31,
	2018		2017
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$362,358	$362,358	$485,203	$485,203
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$293	$293	$191	$191
Investment securities available-for-sale	$801,641	$801,641	$645,797	$645,797
Investment securities held-to-maturity	$467,980	$485,143	$497,681	$506,064
Federal Home Loan Bank (FHLB) stock	$11,499	$11,499	$13,995	$13,995
Other investments	$3	$3	$3	$3
Derivative assets	$898	$898	$771	$771
Financial Liabilities:
Derivative liabilities	$752	$752	$1,281	$1,281
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,735,449	$4,133,429	$3,842,907	$4,056,329
Accrued interest receivable	$35,141	$35,141	$49,969	$49,969
Servicing assets	$10,533	$10,533	$9,821	$9,821
Accounts receivable and other assets	$35,515	$35,515	$41,898	$41,898
Financial Liabilities:
Deposits	$4,767,479	$4,833,428	$4,782,197	$4,799,482
Securities sold under agreements to repurchase	$271,811	$273,926	$191,104	$192,869
Advances from FHLB	$43,880	$43,934	$99,509	$99,643
Other borrowings	$394	$394	$153	$153
Subordinated capital notes	$34,158	$36,083	$33,080	$36,083
Accrued expenses and other liabilities	$85,886	$85,886	$86,791	$86,791

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2018 and 2017:

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

•    The fair value of the loan portfolio (including loans held-for-sale and non-performing loans) is based on the exit market price, which is estimated by segregating by type, such as mortgage, commercial, consumer, auto and leasing. Each loan segment is further segmented into fixed and adjustable interest rates. The fair value is calculated by discounting contractual cash flows, adjusted for prepayment estimates (voluntary and involuntary), if any, using estimated current market discount rates that reflect the credit and interest rate risk inherent in the loan.

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

NOTE 23 – BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2018 and 2017:

	Quarter Ended March 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$74,374	$12	$8,784	$83,170	$-	$83,170
Interest expense	(6,290)	-	(2,886)	(9,176)	-	(9,176)
Net interest income	68,084	12	5,898	73,994	-	73,994
Provision for loan and lease losses, net	(15,455)	-	(5)	(15,460)	-	(15,460)
Non-interest income, net	12,193	6,308	13	18,514	-	18,514
Non-interest expenses	(48,081)	(3,286)	(754)	(52,121)	-	(52,121)
Intersegment revenue	361	-	-	361	(361)	-
Intersegment expenses	-	(179)	(182)	(361)	361	-
Income before income taxes	$17,102	$2,855	$4,970	$24,927	$-	$24,927
Income tax expense (benefit)	6,670	1,113	227	8,010	-	8,010
Net income	$10,432	$1,742	$4,743	$16,917	$-	$16,917
Total assets	$5,661,759	$28,377	$1,529,912	$7,220,048	$(972,927)	$6,247,121

	Quarter Ended March 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,573	$12	$8,593	$86,178	$-	$86,178
Interest expense	(6,814)	-	(4,746)	(11,560)	-	(11,560)
Net interest income	70,759	12	3,847	74,618	-	74,618
Provision for loan and lease losses, net	(17,642)	-	(12)	(17,654)	-	(17,654)
Non-interest income, net	13,227	5,928	(81)	19,074	-	19,074
Non-interest expenses	(46,054)	(4,220)	(1,410)	(51,684)	-	(51,684)
Intersegment revenue	464	-	71	535	(535)	-
Intersegment expenses	(71)	(311)	(153)	(535)	535	-
Income before income taxes	$20,683	$1,409	$2,262	$24,354	$-	$24,354
Income tax expenses (benefit)	8,066	550	588	9,204	-	9,204
Net income	$12,617	$859	$1,674	$15,150	$-	$15,150
Total assets	$5,485,678	$24,866	$1,861,616	$7,372,160	$(957,553)	$6,414,607

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of Oriental’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and Oriental’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

Oriental is a publicly-owned financial holding company that provides a full range of banking and financial services through its subsidiaries, including commercial, consumer, auto and mortgage lending; checking and savings accounts; financial planning, insurance and securities brokerage services; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, and distinguishes itself based on quality service. Oriental has 39 branches in Puerto Rico and a subsidiary in Boca Raton, Florida, and a non-bank operating subsidiary in Cornelius, North Carolina. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2017 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2017 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•        Fair value measurements of financial instruments

•        Interest on loans and allowance for loan losses

•        Acquisition accounting for loans

•        Income taxes

•        Goodwill

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2017 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2018	2017	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$83,170	$86,178	-3.5%
Interest expense	9,176	11,560	-20.6%
Net interest income	73,994	74,618	-0.8%
Provision for loan and lease losses, net	15,460	17,654	-12.4%
Net interest income after provision for loan and lease losses	58,534	56,964	2.8%
Non-interest income	18,514	19,074	-2.9%
Non-interest expenses	52,121	51,684	0.8%
Income before taxes	24,927	24,354	2.4%
Income tax expense	8,010	9,204	-13.0%
Net income	16,917	15,150	11.7%
Less: dividends on preferred stock	(3,465)	(3,465)	0.0%
Income available to common shareholders	$13,452	$11,685	15.1%
PER SHARE DATA:
Basic	$0.31	$0.27	14.8%
Diluted	$0.30	$0.26	15.4%
Average common shares outstanding	43,955	43,915	0.1%
Average common shares outstanding and equivalents	51,121	51,131	0.0%
Cash dividends declared per common share	$0.06	$0.06	0.0%
Cash dividends declared on common shares	$2,638	$2,637	0.0%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.09%	0.95%	14.7%
Return on average tangible common equity	7.73%	7.00%	10.4%
Return on average common equity (ROE)	6.84%	6.15%	11.2%
Equity-to-assets ratio	15.16%	14.52%	4.4%
Efficiency ratio	56.51%	56.15%	0.6%
Interest rate spread	5.13%	5.02%	2.2%
Interest rate margin	5.22%	5.10%	2.4%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2018	2017	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,298,579	$1,166,050	11.4%
Loans and leases, net	4,133,429	4,056,329	1.9%
Total investments and loans	$5,432,008	$5,222,379	4.0%
Deposits and borrowings
Deposits	$4,833,428	$4,799,482	0.7%
Securities sold under agreements to repurchase	273,926	192,869	42.0%
Other borrowings	80,411	135,879	-40.8%
Total deposits and borrowings	$5,187,765	$5,128,230	1.2%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	541,404	541,600	0.0%
Legal surplus	83,138	81,454	2.1%
Retained earnings	210,008	200,878	4.5%
Treasury stock, at cost	(104,142)	(104,502)	0.3%
Accumulated other comprehensive (loss)	(12,185)	(2,949)	-313.2%
Total stockholders' equity	$946,849	$945,107	0.2%
Per share data
Book value per common share	$17.76	$17.73	0.2%
Tangible book value per common share	$15.71	$15.67	0.3%
Market price at end of period	$10.45	$9.40	11.2%
Capital ratios
Leverage capital	14.07%	13.92%	1.1%
Common equity Tier 1 capital ratio	14.52%	14.59%	-0.5%
Tier 1 risk-based capital	19.00%	19.05%	-0.3%
Total risk-based capital	20.29%	20.34%	-0.2%
Financial assets managed
Trust assets managed	$2,939,723	$3,039,998	-3.3%
Broker-dealer assets gathered	$2,200,176	$2,250,460	-2.2%

OVERVIEW OF FINANCIAL PERFORMANCE

Our first quarter results reflect the success of our strategies and Puerto Rico’s recovery. Oriental earned $0.30 per share fully diluted, 15% higher than a year ago. Our strong capital position continued to build.

The island benefited from loan payment moratoriums by Oriental and other banks, an increased availability of electric power, improvement in communications, and the return of day to day stability, as well as rebuild spending by FEMA, the start of payments of insurance claims, and the prospect of growing assignments of federal funds.

Nearly every metric in the quarter ended March 31, 2018 confirmed this progress. For the second quarter in a row, our originated loan growth outpaced the pay down of acquired loans, resulting in a net increase of $77.1 million from December 31, 2017.

Auto, consumer and mortgage lending production at $192.3 million increased 52% from the preceding quarter and more than 11% from the year ago quarter. In particular, auto lending was at a record level, up more than 46% from the preceding and year ago quarters. Commercial loan production in Puerto Rico, while lower than the prior quarter, rose more than 13% year over year. Meanwhile, our US commercial and industrial loan program added close to $74 million in participations.

With nearly all of our loan moratoriums expiring during this quarter, credit quality remained solid. Most metrics were better than, or returned to, pre-hurricanes levels.

Fee revenues rebounded with a 24% sequential increase in Banking Services and a 43% increase in mortgage banking. Core wealth management held steady at pre-hurricanes levels.

Customer deposits (excluding brokered-deposits) increased 2% from December 31, 2017 and 5% from a year ago. Our net interest margin expanded to 5.22%, and net new customer accounts grew at an annualized rate of 8%, significantly exceeding 2017’s hurricanes affected 2% rise.

Our effort to differentiate Oriental through superior service and digital banking technology is proving effective. Our team of dedicated bankers continually reaching out to our customers and clients is clearly working. During the quarter ended March 31, 2018, we introduced another new technology-based service—My Payments (Mis Pagos), which enables loan customers to pay online instead of standing in line.

While we remain cautious due to the uncertain economic environment on the island, we are confident positive momentum will prevail for both Oriental and Puerto Rico. We will continue to sharpen our focus on our retail and commercial clients, improve our service levels, and provide faster and more agile ways to do banking.

Summary of first quarter of 2018

•        Net income available to shareholders was $13.5 million, or $0.30 per fully diluted share. This was in line with the $13.6 million, or $0.30 per share from the preceding quarter, and exceeded the year ago quarter’s $11.7 million, or $0.26 per share.

•        Return on average assets and average tangible common equity was 1.09% and 7.73%, respectively.

•        Tangible book value per common share was $15.71, and the tangible common equity ratio was 11.22%.

•        Loan production of $309.4 million increased 22.0% from the preceding and 41.4% from the year ago quarter.

•        Total provision for loan and lease losses, net, declined $2.2 million from the year ago quarter.

•        Core non-interest income of $18.2 million increased 9.0% from the preceding quarter and 4.7% from the year ago quarter as banking service fees and mortgage banking revenues rebounded.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2018 and 2017:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2018 AND 2017

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$83,170	$86,178	5.86%	5.89%	$5,751,783	$5,932,923
Tax equivalent adjustment	1,162	1,225	0.08%	0.08%	-	-
Interest-earning assets - tax equivalent	84,332	87,403	5.94%	5.97%	5,751,783	5,932,923
Interest-bearing liabilities	9,174	11,560	0.72%	0.87%	5,127,188	5,399,122
Tax equivalent net interest income / spread	75,158	75,843	5.22%	5.10%	624,595	533,801
Tax equivalent interest rate margin			5.29%	5.18%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	7,351	7,682	2.40%	2.29%	1,239,794	1,360,186
Interest bearing cash and money market investments	1,207	846	1.49%	0.80%	328,214	431,110
Total investments	8,558	8,528	2.21%	1.93%	1,568,008	1,791,296
Non-acquired loans
Mortgage	9,006	9,531	5.34%	5.43%	683,398	711,553
Commercial	18,274	15,997	5.66%	5.21%	1,310,444	1,245,530
Consumer	8,433	7,648	10.78%	11.09%	317,295	279,558
Auto and leasing	21,068	18,780	9.15%	9.78%	933,456	778,815
Total non-acquired loans	56,781	51,956	7.10%	6.99%	3,244,593	3,015,456
Acquired loans:
Acquired BBVAPR
Mortgage	7,073	7,890	5.54%	5.73%	517,839	558,864
Commercial	3,690	4,985	7.08%	7.81%	211,319	258,755
Consumer	2,388	2,932	16.82%	19.15%	57,568	62,097
Auto	1,339	3,278	9.89%	11.27%	54,912	117,933
Total acquired BBVAPR loans	14,490	19,085	6.98%	7.76%	841,638	997,649
Acquired Eurobank	3,341	6,610	13.89%	20.86%	97,544	128,522
Total loans	74,612	77,651	7.23%	7.60%	4,183,775	4,141,627
Total interest-earning assets	83,170	86,179	5.86%	5.89%	5,751,783	5,932,923

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	898	1,041	0.34%	0.39%	1,059,129	1,092,389
Savings and money market	1,497	1,481	0.50%	0.52%	1,206,100	1,164,040
Individual retirement accounts	336	426	0.61%	0.68%	224,299	253,626
Retail certificates of deposits	2,460	1,650	1.67%	1.24%	596,479	541,706
Total core deposits	5,191	4,598	0.68%	0.61%	3,086,007	3,051,761
Institutional deposits	6	641	0.01%	1.16%	203,962	224,196
Brokered deposits	1,886	1,885	1.64%	1.33%	466,638	574,549
Total wholesale deposits	1,892	2,526	1.14%	1.28%	670,600	798,745
	7,083	7,124	0.76%	0.75%	3,756,607	3,850,506
Non-interest bearing deposits	-	-	0.00%	0.00%	1,018,789	832,665
Core deposit intangible amortization	215	229	0.00%	0.00%	-	-
Total deposits	7,298	7,353	0.62%	0.64%	4,775,396	4,683,171
Borrowings:
Securities sold under agreements to repurchase	1,076	3,245	1.73%	2.29%	251,582	574,771
Advances from FHLB and other borrowings	374	596	2.37%	2.30%	64,127	105,097
Subordinated capital notes	428	366	4.79%	4.12%	36,083	36,083
Total borrowings	1,878	4,207	2.16%	2.38%	351,792	715,951
Total interest bearing liabilities	9,176	11,560	0.73%	0.87%	5,127,188	5,399,122
Net interest income / spread	$73,994	$74,618	5.13%	5.02%
Interest rate margin			5.22%	5.10%
Excess of average interest-earning assets over average interest-bearing liabilities					$624,595	$533,801
Average interest-earning assets to average interest-bearing liabilities ratio					112.18%	109.89%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,063)	$1,092	$29
Loans	(630)	(2,408)	(3,038)
Total interest income	(1,693)	(1,316)	(3,009)
Interest Expense:
Deposits	145	(200)	(55)
Repurchase agreements	(1,825)	(344)	(2,169)
Other borrowings	(279)	117	(162)
Total interest expense	(1,959)	(427)	(2,386)
Net Interest Income	$266	$(889)	$(623)

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

Comparison for the quarters ended March 31, 2018 and 2017

Net interest income of $74.0 million decreased $623 thousand from $74.6 million. Interest rate spread increased 11 basis points to 5.13% from 5.02% and net interest margin increased 12 basis points to 5.22% from 5.10%. These increases are mainly due to the net effect of a decrease of 3 basis points in the average yield of total interest earning assets and a decrease of 14 basis points in the total average of interest bearing liabilities.

Net interest income was positively impacted by:

•         Higher interest income from originated loans of $4.8 million reflecting higher balances in the commercial and retail loan portfolios; and

•         Lower interest expenses on securities sold under agreements to repurchase due to decreases in volume and interest rate of $1.8 million and $344 thousand, respectively, mainly as a result of (i) the repayment at maturity of a $232.0 million repurchase agreement at 4.78% in March 2017, and (ii) the unwinding of $100.0 million repurchase agreements in June 2017.

Net interest income was adversely impacted by:

•         A decrease of $7.9 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid.

Comparison of quarters ended March 31, 2017 and 2016

Net interest income of $74.6 million slightly decreased 0.5% compared with $75.0 million, reflecting a decrease in interest income of 5.6%, partially offset by a decrease in interest expenses of 29.2%. Interest rate spread increase 43 basis points from 4.59% to 5.02%.  This increase is mainly due to the net effect of 20 basis points increase in the average yield of interest-earning assets from 5.69% to 5.89% and to 23 basis points decrease in average costs of interest-bearing liabilities from 1.10% to 0.87%

Net interest income was positively impacted by:

•         Higher interest income from originated loans of $4.0 million reflecting higher yields on commercial and retail loan portfolios; and

•         Lower interest expenses on repurchase agreements and other borrowings of $5.0 million as a result of the repayment of high cost repurchase agreements and FHLB advances.

Net interest income was adversely impacted by:

•         A decrease of $7.5 million in the interest income from acquired loans as such loans continue to be repaid; and

•         A decrease in interest income from investments by $1.6 million due to lower volume and yield.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2018	2017	Variance
	(Dollars in thousands)
Banking service revenue	$10,463	$10,626	-1.5%
Wealth management revenue	6,019	6,215	-3.2%
Mortgage banking activities	1,757	587	199.3%
Total banking and financial service revenue	18,239	17,428	4.7%
FDIC shared-loss benefit	-	1,403	-100.0%
Net gain on:
Derivatives	-	81	-100.0%
Other non-interest income	275	162	69.7%
	275	1,646	-83.3%
Total non-interest income, net	$18,514	$19,074	-2.9%

Non-Interest Income

Non-interest income is affected by the level of trust assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, and the fees generated from loans and deposit accounts.

Comparison of quarters ended March 31, 2018 and 2017

Oriental recorded non-interest income, net, in the amount of $18.5 million, compared to $19.1 million, a decrease of 2.9%, or $560 thousand. The decrease in non-interest income was mainly due to:

•         The termination of the FDIC shared-loss agreement during the first quarter of 2017 resulting in the recognition of a $1.4 million gain during such period.

The decrease in non-interest income was partially offset by:

•         An increase in mortgage banking activities of $1.2 million, reflecting $881 thousand from mortgage servicing and $407 thousand from decrease in repurchased loans.

Comparison of quarters ended March 31, 2017 and 2016

Oriental recorded non-interest income, net, in the amount of $19.1 million, compared to $13.5 million, an increase of 41.3%, or $5.6 million. The increase in non-interest income was mainly due to the termination of the FDIC shared-loss agreement during the first quarter of 2017 resulting in the recognition of a $1.4 million gain during such period, compared to $4.0 million expenses related to the aforementioned agreement in the year ago period.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2018	2017	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,608	$20,347	1.3%
Professional and service fees	2,694	3,237	-16.8%
Occupancy and equipment	7,768	7,199	7.9%
Insurance	1,478	1,600	-7.6%
Electronic banking charges	4,966	4,902	1.3%
Information technology expenses	2,009	1,998	0.6%
Advertising, business promotion, and strategic initiatives	1,347	1,395	-3.4%
Loss on sale of foreclosed real estate and other repossessed assets	1,226	1,326	-7.5%
Loan servicing and clearing expenses	1,161	1,189	-2.4%
Taxes, other than payroll and income taxes	2,260	2,372	-4.7%
Communication	885	914	-3.2%
Printing, postage, stationery and supplies	644	637	1.1%
Director and investor relations	240	280	-14.3%
Credit related expenses	2,419	2,626	-7.9%
Other	2,416	1,661	45.5%
Total non-interest expenses	$52,121	$51,683	0.8%
Relevant ratios and data:
Efficiency ratio	56.51%	56.15%
Compensation and benefits to non-interest expense	39.5%	39.4%
Compensation to average total assets owned	1.32%	1.27%
Average number of employees	1,367	1,429
Average compensation per employee	$15.1	$14.2
Average loans per average employee	$3,061	$2,898

Non-Interest Expenses

Comparison of quarters ended March 31, 2018 and 2017

Non-interest expense was $52.1 million, representing a slight increase of 0.8% compared to $51.7 million.

The increase in non-interest expenses was driven by:

•        Higher other operating expense by $754 thousand, particularly attributed to an increase in claims and settlements accruals and to minor repairs to physical assets related to the impact of the hurricanes.

•        Higher occupancy and equipment expenses by $568 thousand, primarily due to an increase in rent expenses driven by less rent income and to an increase in internet services.

The increases in the foregoing non-interest expenses were partially offset by:

•        Lower professional and service fees by $543 thousand as a result lower consulting and advisory expenses; and

•        Lower credit related expenses by $207 thousand, mainly due to a decrease in legal expenses from foreclosures of $249 thousand.

The efficiency ratio increased to 56.51% from 56.15%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit/expense, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the quarters ended March 31, 2018 and 2017 amounted to $275 thousand and $1.6 million, respectively.

Oriental implemented its disaster response plan as hurricanes Irma and Maria approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security services, property damages, and emergency communication with customers regarding the status of Bank operations. Estimated losses at December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at March 31, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company in December 2017 and a $0.7 million payment during the first quarter of 2018. Accordingly, a receivable of $0.5 million and $1.2 million was included in other assets at March 31, 2018 and December 31, 2017, respectively, for the expected recovery.

Comparison of quarters ended March 31, 2017 and 2016

Non-interest expense for 2017 was $51.7 million, representing a decrease of 5.8% compared to $54.9 million in the previous year. The decrease in non-interest expenses was driven by:

•         Lower insurance expense by $1.6 million, primarily as a result of a change in the calculation method of the FDIC Savings Association Insurance Fund (SAIF) insurance.  The change was effective beginning with June 30, 2016 invoice, which was received during the third quarter of 2016.

•         Lower loan servicing and clearing expense by $941 thousand, mainly due to mortgage servicing migration expenses amounting to $900 thousand during the first quarter of 2016.

•         Lower electronic banking charges by $687 thousand, primarily as a result of a decrease of $885 thousand in credit cards merchant fees, partially offset by an increase in debit card billing fees of $135 thousand.

The efficiency ratio improved to 56.15% from 59.56% for the same period in 2016. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the quarters ended March 31, 2017 and 2016 amounted to $1.6 million and $3.6 million, respectively.

Provision for Loan and Lease Losses

Comparison of quarters ended March 31, 2018 and 2017

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses decreased 12.4%, or $2.2 million, to $15.5 million. The decrease in the provision was mostly due to:

•        A decrease in the provision for acquired BBVAPR loan and lease losses of $3.9 million, mainly due to an additional provision recognized during the year ago quarter from the periodic assessment of loans remaining in these portfolios.

The decrease in the provision for loan and lease losses was partially offset by:

•        An increase of $8.6 million to replenish the allowance for loan charge-offs of $8.2 million related to the hurricanes. It also included an increase in the allowance related to auto loan portfolio growth and one commercial loan placed in non-accrual.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Comparison of quarters ended March 31, 2017 and 2016

Provision for loan and lease losses increased 28.0%, or $3.9 million, to $17.7 million. The increase in the provision was mostly due to:

•        An increase in the provision for acquired BBVAPR and Eurobank loan and lease losses of $3.2 million from the periodic assessment of loans remaining in these portfolios during the quarter ended March 31, 2017; and

•        An increase in the provision for originated and other loan losses of $1.1 million due to continued growth of the portfolio.

Income Taxes

Comparison of quarters ended March 31, 2018 and 2017

Income tax expense was $8.0 million, compared to $9.2 million, reflecting the effective income tax rate of 32.0% and the net income before income taxes of $24.9 million for 2018, due to a higher proportion of exempt income and income subject to preferential rates.

Comparison of quarters ended March 31, 2017 and 2016

Income tax expense was $9.2 million, compared to $5.7 million. The effective tax rate for 2017 was 37.8% compared to 28.5% for 2016.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2018 and 2017.

	Quarter Ended March 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$74,374	$12	$8,784	$83,170	$-	$83,170
Interest expense	(6,290)	-	(2,886)	(9,176)	-	(9,176)
Net interest income	68,084	12	5,898	73,994	-	73,994
Provision for loan and lease losses	(15,455)	-	(5)	(15,460)	-	(15,460)
Non-interest income	12,193	6,308	13	18,514	-	18,514
Non-interest expenses	(48,081)	(3,286)	(754)	(52,121)	-	(52,121)
Intersegment revenue	361	-	-	361	(361)	-
Intersegment expenses	-	(179)	(182)	(361)	361	-
Income before income taxes	$17,102	$2,855	$4,970	$24,927	$-	$24,927
Income tax expense	6,670	1,113	227	8,010	-	8,010
Net income	$10,432	$1,742	$4,743	$16,917	$-	$16,917
Total assets	$5,661,759	$28,377	$1,529,912	$7,220,048	$(972,927)	$6,247,121

	Quarter Ended March 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,573	$12	$8,593	$86,178	$-	$86,178
Interest expense	(6,814)	-	(4,746)	(11,560)	-	(11,560)
Net interest income	70,759	12	3,847	74,618	-	74,618
Provision for loan and lease losses	(17,642)	-	(12)	(17,654)	-	(17,654)
Non-interest income (loss)	13,227	5,928	(81)	19,074	-	19,074
Non-interest expenses	(46,054)	(4,220)	(1,410)	(51,684)	-	(51,684)
Intersegment revenue	464	-	71	535	(535)	-
Intersegment expenses	(71)	(311)	(153)	(535)	535	-
Income before income taxes	$20,683	$1,409	$2,262	$24,354	$-	$24,354
Income tax expense	8,066	550	588	9,204	-	9,204
Net income	$12,617	$859	$1,674	$15,150	$-	$15,150
Total assets	$5,485,678	$24,866	$1,861,616	$7,372,160	$(957,553)	$6,414,607

Comparison of quarters ended March 31, 2018 and 2017

Banking

Oriental's banking segment net income before taxes decreased $3.6 million to $17.1 million, reflecting:

•        A decrease in net interest income by $2.7 million, mainly from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid;

•        Lower provision for loan and lease losses by $2.2 million, mainly from acquired loans due to an additional provision recognized during the year ago quarter from the periodic assessment of loans remaining in these portfolios.

•        Lower non-interest income by $1.0 million, reflecting the termination of the FDIC shared-loss agreement in the first quarter of 2017.

•        Higher non-interest expenses by $2.0 million mainly as a result of higher occupancy and equipment expenses, primarily due to an increase in rent expenses driven by less rent income and to an increase in internet services and other expenses; and

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $1.4 million to $2.9 million mainly due to higher income by $380 thousand, mainly from changes in volume and market rates, and lower expenses by $934 thousand from lower broker related expenses.

Treasury

Treasury segment net income before taxes, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $5.0 million, compared to $2.3 million, reflecting:

•         Lower interest expenses on securities sold under agreements to repurchase due to decreases in volume and interest rate of $1.8 million and $344 thousand, respectively, mainly as a result of (i) the repayment at maturity of a $232.0 million repurchase agreement at 4.78% in March 2017, and (ii) the unwinding of $100.0 million repurchase agreements in June 2017.

Comparison of quarters ended March 31, 2017 and 2016

Banking

Oriental's banking segment net income before taxes increased $283 thousand in 2017, reflecting:

•        A decrease in net interest income by $3.6 million, mainly from the acquired loan portfolios as such loans continue to be repaid;

•         An increase in provision for loan and lease losses of $3.9 million.  Provision for acquired loan and lease losses increased $2.8 million due to the periodic assessment of loans remaining in these portfolios;

•         Higher non-interest income from the FDIC shared-loss benefit of $1.4 million related to the termination of the FDIC shared-loss agreements during the first quarter of 2017 compared to a $4.0 million expense in the year ago quarter.

•         Lower non-interest expense by $2.2 million, primarily reflecting a decrease in loan servicing and clearing expenses of $941 thousand, mainly due to mortgage servicing migration expenses during the first quarter of 2016, and a decrease in electronic banking charges of $687 thousand, as a result of a decrease of $885 thousand in credit cards merchant fees, partially offset by an increase in debit card billing fees of $135 thousand.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, slightly increased $146 thousand to $1.4 million, mainly from changes in volume and market rates.

Treasury

Treasury segment net income before taxes increased to $2.3 million, compared to a loss of $1.8 million, reflecting:

•         Lower interest expenses on repurchases agreements and other borrowings by $5.0 million, mainly from the partial unwinding of a repurchase agreement amounting to $268.0 million, which carried a cost of 4.78%, and the repayment of $227.0 million in short term FHLB advances at maturity.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2018, Oriental’s total assets amounted to $6.247 billion representing an increase of 0.9% when compared to $6.189 billion at December 31, 2017. This increase is attributable to an increase in the investment and loan portfolios of $132.5 million and $77.1 million, respectively, partially offset by a decrease in cash and cash equivalents of $122.8 million.

Oriental's investment portfolio increased 11.4% to $1.299 billion at March 31, 2018, mainly attributed to the purchase of $155.8 million mortgage-backed securities available-for-sale, partially offset by paydowns in the investment securities held-to-maturity portfolio of $20.9 million during the first quarter of 2018.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At March 31, 2018, Oriental’s loan portfolio increased 1.9%. Loan production during the first quarter of 2018 reached $309.4 million compared to $218.9 million in the year ago quarter, a 41.3% increase. The non-acquired loan portfolio increased $116.1 million from December 31, 2017 to $3.321 billion at March 31, 2018. The BBVAPR acquired loan portfolio decreased $31.6 million from December 31, 2017 to $794.3 million at March 31, 2018. The Eurobank acquired loan portfolio decreased $2.0 million from December 31, 2017 to $97.3 million at March 31, 2018.

Cash and cash equivalents decreased 25.3% to $362.4 million, mainly attributed to the funding of new loan growth.

Accrued interest receivable resulting from the loan payment moratorium has been decreasing from December 31, 2017, as most moratoriums have expired. Some of these accrued interests are payable at the end of the loan term.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At March 31, 2018, total assets managed by Oriental’s trust division and OPC amounted to $2.940 billion, compared to $3.040 billion at December 31, 2017. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2018, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.200 billion, compared to $2.250 billion at December 31, 2017. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of March 31, 2018, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2017, based on its annual goodwill impairment test, Oriental determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceeded its fair value by approximately $236.4 million, or 26%. Accordingly, Oriental proceeded to perform step two of the analysis. Based on the results of step two, Oriental determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the quarter ended March 31, 2018, Oriental performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at March 31, 2018.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31	December 31	Variance
	2018	2017	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,015,238	$887,779	14.4%
Obligations of US government-sponsored agencies	2,701	2,879	-6.2%
US Treasury securities	10,124	10,163	-0.4%
CMOs issued by US government-sponsored agencies	75,375	80,071	-5.9%
GNMA certificates	179,502	167,338	7.3%
Puerto Rico government and public instrumentalities	2,412	2,093	15.2%
FHLB stock	11,499	13,995	-17.8%
Other debt securities	1,432	1,538	-6.9%
Other investments	296	194	52.6%
Total investments	1,298,579	1,166,050	11.4%
Loans	4,133,429	4,056,329	1.9%
Total investments and loans	5,432,008	5,222,379	4.0%
Other assets:
Cash and due from banks (including restricted cash)	357,960	481,212	-25.6%
Money market investments	7,428	7,021	5.8%
Foreclosed real estate	40,314	44,174	-8.7%
Accrued interest receivable	35,141	49,969	-29.7%
Deferred tax asset, net	128,270	127,421	0.7%
Premises and equipment, net	67,163	67,860	-1.0%
Servicing assets	10,533	9,821	7.2%
Derivative assets	898	771	16.5%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	81,337	92,356	-11.9%
Total other assets	815,113	966,674	-15.7%
Total assets	$6,247,121	$6,189,053	0.9%
Investment portfolio composition:
FNMA and FHLMC certificates	78.2%	76.1%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	0.8%	0.9%
CMOs issued by US government-sponsored agencies	5.8%	6.9%
GNMA certificates	13.8%	14.4%
Puerto Rico government and public instrumentalities	0.2%	0.2%
FHLB stock	0.9%	1.2%
Other debt securities and other investments	0.1%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	March 31	December 31	Variance
	2018	2017	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$682,564	$683,607	-0.2%
Commercial	1,346,404	1,307,261	3.0%
Consumer	334,865	330,039	1.5%
Auto and leasing	957,197	883,985	8.3%
	3,321,030	3,204,892	3.6%
Allowance for loan and lease losses on originated and other loans and leases	(96,832)	(92,718)	4.4%
	3,224,198	3,112,174	3.6%
Deferred loan costs, net	7,125	6,695	6.4%
Total originated and other loans loans held for investment, net	3,231,323	3,118,869	3.6%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	4,222	4,380	-3.6%
Consumer	27,235	28,915	-5.8%
Auto	16,171	21,969	-26.4%
	47,628	55,264	-13.8%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(3,184)	(3,862)	-17.6%
	44,444	51,402	-13.5%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	526,089	532,053	-1.1%
Commercial	230,988	243,092	-5.0%
Consumer	932	1,431	-34.9%
Auto	35,006	43,696	-19.9%
	793,015	820,272	-3.3%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(43,166)	(45,755)	-5.7%
	749,849	774,517	-3.2%
Total acquired BBVAPR loans, net	794,293	825,919	-3.8%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	69,328	69,538	-0.3%
Commercial	52,418	53,793	-2.6%
Consumer	972	1,112	-12.6%
	122,718	124,443	-1.4%
Allowance for loan and lease losses on Eurobank loans	(25,410)	(25,174)	0.9%
Total acquired Eurobank loans, net	97,308	99,269	-2.0%
Total acquired loans, net	891,601	925,188	-3.6%
Total held for investment, net	4,122,924	4,044,057	2.0%
Mortgage loans held for sale	10,505	12,272	-14.4%
Total loans, net	$4,133,429	$4,056,329	1.9%

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

As shown in Table 5 above, total loans, net, amounted to $4.133 billion at March 31, 2018 and $4.056 billion at December 31, 2017. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•        Mortgage loan portfolio amounted to $682.6 million (20.6% of the gross originated loan portfolio) compared to $683.6 million (21.3% of the gross originated loan portfolio) at December 31, 2017. Mortgage loan production totaled $26.6 million for the quarter ended March 31, 2018, which represents a decrease of 38.7% from $43.5 million for the same period in 2017. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $12.5 million and $8.3 million at March 31, 2018 and December 31, 2017, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•        Commercial loan portfolio amounted to $1.346 billion (40.5% of the gross originated loan portfolio) compared to $1.307 billion (40.8% of the gross originated loan portfolio) at December 31, 2017. Commercial loan production, including the U.S. loan program production of $74.4 million, increased 152.2% to $117.1 million for the quarter ended March 31, 2018, from $46.5 million for the same period in 2017.

•        Consumer loan portfolio amounted to $334.9 million (10.1% of the gross originated loan portfolio) compared to $330.0 million (10.3% of the gross originated loan portfolio) at December 31, 2017. Consumer loan production decreased 11.0% to $37.5 million for the quarter ended March 31, 2018 from $42.1 million for the same period in 2017.

•        Auto and leasing portfolio amounted to $957.2 million (28.8% of the gross originated loan portfolio) compared to $884.0 million (27.6% of the gross originated loan portfolio) at December 31, 2017. Auto production increased by 47.6% to $128.1 million for the quarter ended March 31, 2018 compared to $86.8 million for the same period in 2017.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2018
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$9,448	$276	2.92%	$9,143	$416	4.55%	$66,873	$1,487	2.22%
90 - 119 days	172	17	9.88%	128	5	3.91%	1,831	43	2.35%
120 - 179 days	13	1	7.69%	219	29	13.24%	1,689	63	3.73%
180 - 364 days	98	12	12.24%	121	17	14.05%	1,510	51	3.38%
365+ days	222	32	14.41%	1,725	269	15.59%	8,087	651	8.05%
Total	$9,953	$338	3.40%	$11,336	$736	6.49%	$79,990	$2,295	2.87%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.30%			0.34%			2.37%
Refinanced or Modified Loans:
Amount	$1,941	$213	10.97%	$529	$58	10.96%	$16,321	$1,249	7.65%
Percentage of Higher-Risk Loan Category	19.50%			4.67%			20.40%
Loan-to-Value Ratio:
Under 70%	$6,652	$233	3.50%	$1,163	$48	4.13%	$-	$-	-
70% - 79%	1,396	70	5.01%	2,518	104	4.13%	-	-	-
80% - 89%	860	19	2.21%	3,022	201	6.65%	-	-	-
90% and over	1,045	16	1.53%	4,633	383	8.27%	79,990	2,295	2.87%
	$9,953	$338	3.40%	$11,336	$736	6.49%	$79,990	$2,295	2.87%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Deposits from the Puerto Rico government totaled $127.3 million at March 31, 2018. The following table includes Oriental's lending and investment exposure to the Puerto Rico government, including its agencies, instrumentalities, municipalities and public corporations:

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2018
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years	Comments
	(In thousands)
Municipalities	$145,028	$5,264	$95,626	$44,138

Secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Investment securities	2,412	2,412	-	-	A PRHTA security maturing July 1, 2018 issued for P3 Project Teodoro Moscoso Bridge operated by private companies that have the payment obligation.
Total	$147,440	$7,676	$95,626	$44,138

Credit Risk Management

Allowance for Loan and Lease Losses

Oriental maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for loan and lease losses ("ALLL") policy provides for a detailed quarterly analysis of probable losses. At March 31, 2018, Oriental’s allowance for loan and lease losses amounted to $168.6 million, a $1.1 million increase from $167.5 million at December 31, 2017.

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

For the retail portfolios, mortgage, consumer and auto, the assumptions established in the initial estimate were based on the historical losses of each ALLL segment and then further adjusted based on parameters used as key risk indicators, such as the industry of employment for all portfolios and the location of the collateral for mortgage loans. During the fourth quarter of 2017, Oriental performed additional procedures to evaluate the reasonability of the initial estimate based on the payment experience percentage of borrowers for which the deferral period expired. The analysis took into consideration historical payment behavior and loss experience of borrowers (PDs and LGDs) of each portfolio segment to develop a range of estimated potential losses. Management understands that this approach is reasonable given the lack of historical information related to the behavior of local borrowers in such an unprecedented event. The amount used in the analysis represents the average of potential outcomes of expected losses. During 2017, and in accordance with ASC 450-20-25-2, Oriental increased its allowance for loan and lease losses in relation to these events.

During the first quarter of 2018, Oriental updated the previous performed analysis to estimate probable losses related to the hurricanes. Analyses were based on the payment experience percentage of borrowers for which the deferral period expired in retail portfolios. For commercial portfolio, no changes in the level of impact assessed were identified based on communications with credit officers.

The documentation for the assessments considers all information available at the moment; gathered through visits or interviews with our clients, inspections of collaterals, identification of most affected areas and industries.

At March 31, 2018 and December 31, 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

Tables 8 through 10 set forth an analysis of activity in the ALLL and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2018 and December 31, 2017, Oriental had $120.3 million and $99.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At March 31, 2018 and December 31, 2017, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $98.2 million and $109.2 million, respectively.

At March 31, 2018 and December 31, 2017, loans that are current in their monthly payments, but placed in non-accrual amounted to $28.0 million and $20.1 million, respectively. During the quarter ended March 31, 2018, a $10.5 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration after the hurricanes.

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

Following hurricanes Irma and Maria, Oriental offered automatic payment deferrals and 90-day extensions for most loan categories. Most of these payment moratoriums ended during the quarter ended March 31, 2018 with most credit metrics better than, or returned to, pre-hurricanes levels.

At March 31, 2018, Oriental’s non-performing assets increased by 10.9% to $173.7 million (2.87% of total assets, excluding acquired loans with deteriorated credit quality) from $156.7 million (2.95% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2017. Oriental does not expect non-performing loans to result in significantly higher losses. At March 31, 2018, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 76.39% (87.35% at December 31, 2017).

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

The following items comprise non-performing assets:

•        Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At March 31, 2018, Oriental’s originated non-performing mortgage loans totaled $63.9 million (49.8% of Oriental’s non-performing loans), a 0.3% decrease from $64.1 million (58.9% of Oriental’s non-performing loans) at December 31, 2017.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2018, Oriental’s originated non-performing commercial loans amounted to $47.0 million (36.7% of Oriental’s non-performing loans), a 33.4% increase from $35.3 million at December 31, 2017 (32.4% of Oriental’s non-performing loans). This increase is mainly from a $10.5 million loan that is current in its monthly payments but was placed in non-accrual during the quarter ended March 31, 2018 due to credit deterioration after the hurricanes.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2018, Oriental’s originated non-performing consumer loans amounted to $2.3 million (1.8% of Oriental’s non-performing loans), a 12.0% decrease from $2.6 million at December 31, 2017 (2.4% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2018, Oriental’s originated non-performing auto loans and leases amounted to $13.6 million (10.6% of Oriental’s total non-performing loans), an increase of 221.2% from $4.2 million at December 31, 2017 (3.9% of Oriental’s total non-performing loans).

Oriental has two mortgage loan modification programs. These are the Loss Mitigation Program and the Non-traditional Mortgage Loan Program. Both programs are intended to help responsible homeowners to remain in their homes and avoid foreclosure, while also reducing Oriental’s losses on non-performing mortgage loans.

The Loss Mitigation Program helps mortgage borrowers who are or will become financially unable to meet the current or scheduled mortgage payments. Loans that qualify under this program are those guaranteed by FHA, VA, RURAL, PRHFA, conventional loans guaranteed by Mortgage Guaranty Insurance Corporation (MGIC), conventional loans sold to FNMA and FHLMC, and conventional loans retained by Oriental. The program offers diversified alternatives such as regular or reduced payment plans, payment moratorium, mortgage loan modification, partial claims (only FHA), short sale, and payment in lieu of foreclosure.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$18,983	$20,439	-7.1%
Commercial	33,174	30,258	9.6%
Consumer	18,023	16,454	9.5%
Auto and leasing	26,652	25,567	4.2%
Total allowance balance	$96,832	$92,718	4.4%
Allowance composition:
Mortgage	19.6%	22.0%	-11.1%
Commercial	34.3%	32.6%	5.0%
Consumer	18.6%	17.8%	4.8%
Auto and leasing	27.5%	27.6%	-0.2%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.78%	2.99%	-7.0%
Commercial	2.46%	2.31%	6.5%
Consumer	5.38%	4.99%	7.8%
Auto and leasing	2.78%	2.89%	-3.8%
Total allowance to total originated loans	2.92%	2.89%	1.0%
Allowance coverage ratio to non-performing loans:
Mortgage	29.72%	31.89%	-6.8%
Commercial	70.52%	85.83%	-17.8%
Consumer	796.42%	639.74%	24.5%
Auto and leasing	196.06%	604.14%	-67.5%
Total	76.39%	87.35%	-12.5%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$37	$42	-11.9%
Consumer	2,659	3,225	-17.6%
Auto	488	595	-18.0%
Total allowance balance	$3,184	$3,862	-17.6%
Allowance composition:
Commercial	1.2%	1.09%	6.4%
Consumer	83.5%	83.50%	0.0%
Auto	15.3%	15.41%	-0.5%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.88%	0.96%	-8.3%
Consumer	9.76%	11.15%	-12.5%
Auto	3.02%	2.71%	11.4%
Total allowance to total acquired loans	6.69%	6.99%	-4.3%
Allowance coverage ratio to non-performing loans:
Commercial	3.40%	3.31%	2.7%
Consumer	803.32%	238.01%	237.5%
Auto	316.88%	332.40%	-4.7%
Total	202.42%	137.73%	47.0%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$14,331	$14,085	1.7%
Commercial	22,047	23,691	-6.9%
Consumer	18	18	0.0%
Auto	6,770	7,961	-15.0%
Total allowance balance	$43,166	$45,755	-5.7%
Allowance composition:
Mortgage	33.2%	30.8%	7.9%
Commercial	51.1%	51.8%	-1.4%
Auto	15.7%	17.4%	-9.9%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,414	$15,187	1.5%
Commercial	9,992	9,982	0.1%
Consumer	4	5	-20.0%
Total allowance balance	$25,410	$25,174	0.9%
Allowance composition:
Mortgage	60.7%	60.3%	0.5%
Commercial	39.3%	39.6%	-0.8%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,
			Variance
	2018	2017	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$92,718	$59,300	56.4%
Provision for loan and lease losses	14,958	11,735	27.5%
Charge-offs	(15,357)	(14,156)	8.5%
Recoveries	4,513	3,604	25.2%
Balance at end of period	$96,832	$60,483	60.1%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$3,862	$4,300	-10.2%
Provision for loan and lease losses	184	(33)	-657.6%
Charge-offs	(1,147)	(1,169)	-1.9%
Recoveries	285	517	-44.9%
Balance at end of period	$3,184	$3,615	-11.9%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$45,755	$31,056	47.3%
Provision for loan and lease losses	179	4,332	-95.9%
Allowance de-recognition	(2,768)	(458)	504.4%
Balance at end of period	$43,166	$34,930	23.6%

Eurobank loans
Balance at beginning of period	$25,174	$21,281	18.3%
Provision for loan and lease losses	139	1,620	-91.4%
Allowance de-recognition	97	(895)	-110.8%
Balance at end of period	$25,410	$22,006	15.5%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended March 31,
			Variance
	2018	2017	%
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(968)	$(2,379)	-59.3%
Recoveries	314	56	460.7%
Total	(654)	(2,323)	-71.8%
Commercial
Charge-offs	(1,149)	(856)	34.2%
Recoveries	182	89	104.5%
Total	(967)	(767)	26.1%
Consumer
Charge-offs	(4,258)	(3,358)	26.8%
Recoveries	240	165	45.5%
Total	(4,018)	(3,193)	25.8%
Auto
Charge-offs	(8,982)	(7,563)	18.8%
Recoveries	3,777	3,294	14.7%
Total	(5,205)	(4,269)	21.9%
Net credit losses
Total charge-offs	(15,357)	(14,156)	8.5%
Total recoveries	4,513	3,604	25.2%
Total	$(10,844)	$(10,552)	2.8%
Net credit losses to average loans outstanding:
Mortgage	0.38%	1.31%	-71.0%
Commercial	0.30%	0.25%	20.0%
Consumer	5.07%	4.57%	10.9%
Auto	2.23%	2.19%	1.8%
Total	1.34%	1.40%	-4.3%
Recoveries to charge-offs	29.39%	25.46%	15.4%
Average originated loans:
Mortgage	$683,398	711,553	-4.0%
Commercial	1,310,444	1,245,530	5.2%
Consumer	317,295	279,558	13.5%
Auto	933,456	778,815	19.9%
Total	$3,244,593	$3,015,456	7.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended March 31,
			Variance
	2018	2017	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$-	$(6)	-100.0%
Recoveries	3	1	200.0%
Total	3	(5)	-160.0%
Consumer
Charge-offs	(1,022)	(885)	15.5%
Recoveries	54	64	-15.6%
Total	(968)	(821)	17.9%
Auto
Charge-offs	(125)	(278)	-55.0%
Recoveries	228	452	-49.6%
Total	103	174	-40.8%
Net credit losses
Total charge-offs	(1,147)	(1,169)	-1.9%
Total recoveries	285	517	-44.9%
Total	$(862)	$(652)	32.2%
Net credit losses to average loans outstanding:
Commercial	-3.17%	4.88%	-165.1%
Consumer	6.69%	5.60%	19.5%
Auto	-1.20%	-1.42%	-15.3%
Total	3.73%	2.41%	54.5%
Recoveries to charge-offs	24.85%	44.23%	-43.8%
Average loans accounted for under ASC 310-20:
Commercial	$378	411	-8.0%
Consumer	57,839	58,614	-1.3%
Auto	34,334	49,115	-30.1%
Total	$92,551	$108,140	-14.4%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2018	2017	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$34,261	$25,354	35.1%
Other loans	86,016	74,360	15.7%
Accruing loans
Troubled-Debt Restructuring loans	6,577	6,704	-1.9%
Other loans	1,486	2,528	-41.2%
Total non-performing loans	$128,340	$108,946	17.8%
Foreclosed real estate	40,314	44,174	-8.7%
Other repossessed assets	5,082	3,548	43.2%
	$173,736	$156,668	10.9%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.87%	2.95%	-2.7%
Non-performing assets to total capital	18.38%	16.58%	10.9%

	Quarter Ended March 31,
	2018	2017
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$996	$934

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$63,866	$64,085	-0.3%
Commercial	47,044	35,253	33.4%
Consumer	2,263	2,572	-12.0%
Auto and leasing	13,594	4,232	221.2%
	126,767	106,142	19.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,088	1,270	-14.3%
Consumer	331	1,355	-75.6%
Auto	154	179	-14.0%
	1,573	2,804	-43.9%
Total	$128,340	$108,946	17.8%
Non-performing loans composition percentages:
Originated loans
Mortgage	49.7%	58.7%
Commercial	36.7%	32.4%
Consumer	1.8%	2.4%
Auto and leasing	10.6%	3.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.8%	1.2%
Consumer	0.3%	1.2%
Auto	0.1%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.81%	3.34%	14.1%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.12%	2.05%	3.4%
Total capital	13.58%	11.53%	17.8%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.09%	1.15%	-5.22%
Non-performing loans	28.62%	34.49%	-17.0%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	58.96%	57.69%	2.2%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	109.17%	134.26%	-18.7%

FDIC Indemnification Asset

Oriental recorded the FDIC indemnification asset, measured separately from the covered loans, as part of the Eurobank FDIC-assisted transaction. On February 6, 2017, the Bank and the FDIC agreed to terminate the shared-loss agreements related to the FDIC assisted acquisition.

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Quarter Ended March 31,
	2018	2017
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$14,411
FDIC indemnification asset benefit (expense)	-	1,403
Shared-loss termination settlement	-	(15,814)
Balance at end of period	$-	$-

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,071,648	$969,525	10.5%
NOW accounts	1,046,179	1,069,572	-2.2%
Savings and money market accounts	1,274,411	1,251,396	1.8%
Certificates of deposit	1,439,473	1,507,101	-4.5%
Total deposits	4,831,711	4,797,594	0.7%
Accrued interest payable	1,717	1,888	-9.1%
Total deposits and accrued interest payable	4,833,428	4,799,482	0.7%
Borrowings:
Securities sold under agreements to repurchase	273,926	192,869	42.0%
Advances from FHLB	43,934	99,643	-55.9%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	394	153	157.5%
Total borrowings	354,337	328,748	7.8%
Total deposits and borrowings	5,187,765	5,128,230	1.2%

Other Liabilities:
Derivative liabilities	752	1,281	-41.3%
Acceptances outstanding	25,869	27,644	-6.4%
Other liabilities	85,886	86,791	-1.0%
Total liabilities	$5,300,272	$5,243,946	1.1%
Deposits portfolio composition percentages:
Non-interest bearing deposits	22.2%	20.2%
NOW accounts	21.7%	22.3%
Savings and money market accounts	26.3%	26.1%
Certificates of deposit	29.8%	31.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	77.3%	58.7%
Advances from FHLB	12.4%	30.3%
Other term notes	0.1%	0.0%
Subordinated capital notes	10.2%	11.0%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$273,500	$192,500
Daily average outstanding balance	$251,582	$393,133
Maximum outstanding balance at any month-end	$273,500	$606,210

Liabilities and Funding Sources

As shown in Table 15 above, at March 31, 2018, Oriental’s total liabilities were $5.300 billion, 1.1% more than the $5.244 billion reported at December 31, 2017. Deposits and borrowings, Oriental’s funding sources, amounted to $5.188 billion at March 31, 2018 versus $5.128 billion at December 31, 2017, a 1.2% increase.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At March 31, 2018, borrowings amounted to $354.3 million, representing an increase of 7.8% when compared with the $328.7 million reported at December 31, 2017. The increase in borrowings reflects:

•         An increase of $81.1 million in repurchase agreements used for the purchase of investment securities during the quarter ended March 31, 2018; and

•         A decrease of $55.7 million attributable to the maturing of $90.0 million FHLB advances which were not renewed, partially offset by $34.7 million in new advances.

At March 31, 2018, deposits represented 93% and borrowings represented 7% of interest-bearing liabilities. At March 31, 2018, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.833 billion, an increase of 0.7% from $4.799 billion at December 31, 2017.

Stockholders’ Equity

At March 31, 2018, Oriental’s total stockholders’ equity was $946.8 million, a 0.2% increase when compared to $945.1 million at December 31, 2017. This increase in stockholders’ equity reflects increases in retained earnings of $9.1 million, legal surplus of $1.7 million and a decrease in treasury stock, at cost, of $360 thousand, partially offset by a decrease in accumulated other comprehensive income, net of tax of $9.2 million and in additional paid in capital of $196 thousand, respectively. Book value per share was $17.76 at March 31, 2018 compared to $17.73 at December 31, 2017.

From December 31, 2017 to March 31, 2018, tangible common equity to total assets decreased to 11.05% from 11.12%, Leverage capital ratio increased to 14.07% from 13.92%, Common Equity Tier 1 capital ratio decreased to 14.52% from 14.59%, Tier 1 Risk-Based capital ratio decreased to 19.00% from 19.05%, and Total Risk-Based capital ratio decreased to 20.29% from 20.34%.

Capital Rules to Implement Basel III Capital Requirements

OFG Bancorp and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG Bancorp and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2018, OFG Bancorp's and the Bank’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 16, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at March 31, 2018 and December 31, 2017:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$946,849	$945,107	0.2%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.52%	14.59%	-0.5%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$652,012	644,804	1.1%
Minimum common equity tier 1 capital required	$202,011	198,930	1.5%
Minimum capital conservation buffer required	$84,189	55,258	52.4%
Excess over regulatory requirement	$365,812	390,615	-6.3%
Risk-weighted assets	$4,489,130	4,420,667	1.5%
Tier 1 risk-based capital ratio	19.00%	19.05%	-0.3%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$852,882	$842,133	1.3%
Minimum tier 1 risk-based capital required	$269,348	$265,240	1.5%
Excess over regulatory requirement	$583,534	$576,893	1.2%
Risk-weighted assets	$4,489,130	$4,420,667	1.5%
Total risk-based capital ratio	20.29%	20.34%	-0.2%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$910,828	$899,258	1.3%
Minimum total risk-based capital required	$359,130	$353,653	1.5%
Excess over regulatory requirement	$551,698	$545,604	1.1%
Risk-weighted assets	$4,489,130	$4,420,667	1.5%
Leverage capital ratio	14.07%	13.92%	1.1%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$852,882	$842,133	1.3%
Minimum tier 1 capital required	$242,395	$242,057	0.1%
Excess over regulatory requirement	$610,487	$600,076	1.7%
Tangible common equity to total assets	11.05%	11.12%	-0.6%
Tangible common equity to risk-weighted assets	15.38%	15.57%	-1.2%
Total equity to total assets	15.16%	15.27%	-0.7%
Total equity to risk-weighted assets	21.09%	21.38%	-1.4%
Stock data:
Outstanding common shares	43,968,342	43,947,442	0.0%
Book value per common share	$17.76	$17.73	0.2%
Tangible book value per common share	$15.71	$15.67	0.2%
Market price at end of year	$10.45	$9.40	11.2%
Market capitalization at end of year	$459,469	$413,106	11.2%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2018, and December 31, 2017:

	March 31,	December 31,
	2018	2017
	(In thousands, except share or per share information)
Total stockholders' equity	$946,849	$945,107
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,124)	(3,339)
Customer relationship intangible	(1,233)	(1,348)
Total tangible common equity	$690,553	$688,481
Total assets	6,247,121	6,189,053
Goodwill	(86,069)	(86,069)
Core deposit intangible	(3,124)	(3,339)
Customer relationship intangible	(1,233)	(1,348)
Total tangible assets	$6,156,695	$6,098,297
Tangible common equity to tangible assets	11.22%	11.29%
Common shares outstanding at end of period	43,968,342	43,947,442
Tangible book value per common share	$15.71	$15.67

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$652,012	$644,804	1.1%
Additional tier 1 capital	200,870	197,329	1.8%
Tier 1 capital	852,882	842,133	1.3%
Additional Tier 2 capital	57,946	57,125	1.4%
Total risk-based capital	$910,828	$899,258	1.3%
Risk-weighted assets:
Balance sheet items	$4,308,428	$4,249,042	1.4%
Off-balance sheet items	180,702	171,625	5.3%
Total risk-weighted assets	$4,489,130	$4,420,667	1.5%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.52%	14.59%	-0.5%
Tier 1 capital (minimum required - 6%)	19.00%	19.05%	-0.3%
Total capital (minimum required - 8%)	20.29%	20.34%	-0.2%
Leverage ratio (minimum required - 4%)	14.07%	13.92%	1.1%
Equity to assets	15.16%	15.27%	-0.7%
Tangible common equity to assets	11.05%	11.12%	-0.6%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2018 and December 31, 2017:

	March 31,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.52%	18.63%	-0.6%
Actual common equity tier 1 capital	$830,845	$822,776	1.0%
Minimum capital requirement (4.5%)	$201,843	$198,712	1.6%
Minimum capital conservation buffer requirement (1.875% at March 31, 2018 - 1.25% at December 31, 2017)	$84,189	$55,198	52.5%
Minimum to be well capitalized (6.5%)	$291,551	$287,028	1.6%
Tier 1 Capital to Risk-Weighted Assets	18.52%	18.63%	-0.6%
Actual tier 1 risk-based capital	$830,845	$822,776	1.0%
Minimum capital requirement (6%)	$269,124	$264,949	1.6%
Minimum to be well capitalized (8%)	$358,832	$353,265	1.6%
Total Capital to Risk-Weighted Assets	19.81%	19.92%	-0.6%
Actual total risk-based capital	$888,557	$879,648	1.0%
Minimum capital requirement (8%)	$358,832	$353,265	1.6%
Minimum to be well capitalized (10%)	$448,541	$441,581	1.6%
Total Tier 1 Capital to Average Total Assets	13.76%	13.63%	1.0%
Actual tier 1 capital	$830,845	$822,776	1.0%
Minimum capital requirement (4%)	$241,559	$241,417	0.1%
Minimum to be well capitalized (5%)	$301,948	$301,771	0.1%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2018 and December 31, 2017, Oriental’s market capitalization for its outstanding common stock was $459.5 million ($10.45 per share) and $413.1 million ($9.40 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2018
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter ended March 31, 2018.

At March 31, 2018, the number of shares that may yet be purchased under such program is estimated at 739,795 and was calculated by dividing the remaining balance of $7.7 million by $10.45  (closing price of Oriental's common stock at March 31, 2018).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

Oriental’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk and Compliance Officer, the Board Risk and Compliance Committee and the executive Risk and Compliance Team. Oriental has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2018 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$10,578	3.66%	$11,514	3.83%
+ 100 Basis points	$5,357	1.82%	$5,735	1.91%
- 100 Basis points	$(5,335)	-1.82%	$(5,639)	-1.88%

The impact of -200 basis point reduction in interest rates is not presented in view of current level of the federal funds rate and other short-term interest rates.

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2018.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $146 thousand (notional amount of $34.7 million) was recognized at March 31, 2018 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2018, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $459 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $459 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of March 31, 2018, Oriental had $34.7 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $34.7 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

Oriental’s executive Credit Risk Team, composed of its Chief Operating Officer, Chief Risk and Compliance Officer, and other senior executives, has primary responsibility for setting strategies to achieve Oriental’s credit risk goals and objectives. Those goals and objectives are set forth in Oriental’s Credit Policy as approved by the Board.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of March 31, 2018, Oriental had $273.5 million in repurchase agreements, excluding accrued interest, and $474.6 million in brokered deposits.

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

As of March 31, 2018, Oriental had approximately $362.4 million in unrestricted cash and cash equivalents, $953.3 million in investment securities that are not pledged as collateral, $925.2 million in borrowing capacity at the FHLB-NY.

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

Oriental classifies operational risk into two major categories: business specific and corporate-wide affecting all business lines. For business specific risks, a risk assessment group works with the various business units to ensure consistency in policies, processes and assessments. With respect to corporate-wide risks, such as information security, business recovery, legal and compliance, Oriental has specialized groups, such as Information Security, Enterprise Risk Management, Corporate Compliance, Information Technology, Legal and Operations. These groups assist the lines of business in the development and implementation of risk management practices specific to the needs of the business groups. All these matters are reviewed and discussed in the executive Risk and Compliance Team. Oriental also has a Business Continuity Plan to address situations where its capacity to perform critical functions is affected.  Under such circumstances, a Crisis Management Team is activated to restore such critical functions within established timeframes.

Oriental is subject to extensive United States federal and Puerto Rico regulations, and this regulatory scrutiny has been significantly increasing over the last several years. Oriental has established and continues to enhance procedures based on legal and regulatory requirements that are reasonably designed to ensure compliance with all applicable statutory and regulatory requirements. Oriental has a corporate compliance function headed by a Chief Risk and Compliance Officer who reports to the Chief Executive Officer and supervises the BSA Officer and Regulatory Compliance Officer. The Chief Risk and Compliance Officer is responsible for the oversight of regulatory compliance and implementation of a company-wide compliance program, including the Bank Secrecy Act/Anti-Money Laundering compliance program.

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

Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Oriental’s annual report on Form 10-K for the year ended December 31, 2017. In addition to other information set forth in this report, you should carefully consider the risk factors included in Oriental’s annual report on Form 10-K, as updated by this report or other filings Oriental makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to Oriental at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No. Description of Document:

10.1   Employment Agreement between Oriental and José R. Fernández.

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 4, 2018
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: May 4, 2018
Maritza Arizmendi
Executive Vice President and Chief Financial Officer

By:	/s/ Vanessa de Armas	Date: May 4, 2018
Vanessa de Armas
Controller