Form 10-Q
period 2018-06-30
OFG BANCORP
filed 2018-08-03
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

 43,983,195 common shares ($1.00 par value per share) outstanding as of July 31, 2018

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

•     the credit default by the municipalities of the government of Puerto Rico;

•     amendments to the fiscal plan approved by the Financial Oversight and Management Board of Puerto Rico;

•     determinations in the court-supervised debt-restructuring process under Title III of PROMESA for the Puerto Rico government and all of its agencies, including some of its public corporations;

•     the impact of property, credit and other losses in Puerto Rico as a result of hurricanes, earthquakes and other natural disasters;

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017

	June 30,	December 31,
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$368,344	$478,182
Money market investments	6,991	7,021
Total cash and cash equivalents	375,335	485,203
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $647 (December 31, 2017 - $647)	418	191
Investment securities available-for-sale, at fair value, with amortized cost of $890,308 (December 31, 2017 - $648,800)	872,341	645,797
Investment securities held-to-maturity, at amortized cost, with fair value of $447,947 (December 31, 2017 - $497,681)	465,427	506,064
Federal Home Loan Bank (FHLB) stock, at cost	14,919	13,995
Other investments	3	3
Total investments	1,353,108	1,166,050
Loans:
Loans held-for-sale, at lower of cost or fair value	10,215	12,272
Loans held for investment, net of allowance for loan and lease losses of $165,434 (December 31, 2017 - $167,509)	4,305,651	4,044,057
Total loans	4,315,866	4,056,329
Other assets:
Foreclosed real estate	40,551	44,174
Accrued interest receivable	34,476	49,969
Deferred tax asset, net	125,141	127,421
Premises and equipment, net	66,174	67,860
Customers' liability on acceptances	30,578	27,663
Servicing assets	10,829	9,821
Derivative assets	1,100	771
Goodwill	86,069	86,069
Other assets	59,305	64,693
Total assets	$6,501,562	$6,189,053

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2018 AND DECEMBER 31, 2017 (CONTINUED)

	June 30,	December 31,
	2018	2017
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,176,935	$2,039,126
Savings accounts	1,253,451	1,251,398
Time deposits	1,449,815	1,508,958
Total deposits	4,880,201	4,799,482
Borrowings:
Securities sold under agreements to repurchase	387,770	192,869
Advances from FHLB	128,114	99,643
Subordinated capital notes	36,083	36,083
Other borrowings	299	153
Total borrowings	552,266	328,748
Other liabilities:
Derivative liabilities	679	1,281
Acceptances executed and outstanding	30,578	27,644
Accrued expenses and other liabilities	80,019	86,791
Total liabilities	5,543,743	5,243,946
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2017 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2017 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued: 43,983,195 shares outstanding (December 31, 2017 - 52,625,869;
43,947,442)	52,626	52,626
Additional paid-in capital	541,734	541,600
Legal surplus	85,249	81,454
Retained earnings	221,441	200,878
Treasury stock, at cost, 8,642,674 shares (December 31, 2017 - 8,678,427 shares)	(103,969)	(104,502)
Accumulated other comprehensive (loss), net of tax of $2,284 (December 31, 2017 $564)	(15,262)	(2,949)
Total stockholders’ equity	957,819	945,107
Total liabilities and stockholders’ equity	$6,501,562	$6,189,053

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Interest income:
Loans	$78,429	$77,238	$153,041	$154,888
Mortgage-backed securities	8,034	7,276	15,085	14,482
Investment securities and other	1,543	1,426	3,050	2,748
Total interest income	88,006	85,940	171,176	172,118
Interest expense:
Deposits	7,651	7,652	14,949	15,005
Securities sold under agreements to repurchase	1,840	1,734	2,918	4,979
Advances from FHLB and other borrowings	448	607	822	1,202
Subordinated capital notes	479	384	905	751
Total interest expense	10,418	10,377	19,594	21,937
Net interest income	77,588	75,563	151,582	150,181
Provision for loan and lease losses, net	14,747	26,536	30,207	44,190
Net interest income after provision for loan and lease losses	62,841	49,027	121,375	105,991
Non-interest income:
Banking service revenue	11,144	10,458	21,607	21,084
Wealth management revenue	6,262	6,516	12,281	12,731
Mortgage banking activities	988	959	2,745	1,546
Total banking and financial service revenues	18,394	17,933	36,633	35,361

FDIC shared-loss benefit, net	-	-	-	1,403
Net gain on:
Sale of securities	-	6,891	-	6,891
Derivatives	-	22	-	103
Early extinguishment of debt	-	(80)	-	(80)
Other non-interest income	309	120	584	282
Total non-interest income, net	18,703	24,886	37,217	43,960

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	18,099	19,317	38,707	39,664
Professional and service fees	3,146	3,225	5,840	6,462
Occupancy and equipment	9,166	8,538	16,934	15,735
Insurance	1,482	1,183	2,960	2,783
Electronic banking charges	5,415	5,450	10,382	10,352
Information technology expenses	2,000	2,069	4,009	4,068
Advertising, business promotion, and strategic initiatives	1,024	1,405	2,371	2,800
Loss on sale of foreclosed real estate and other repossessed assets	392	1,787	1,618	3,113
Loan servicing and clearing expenses	1,227	1,270	2,388	2,459
Taxes, other than payroll and income taxes	2,384	2,393	4,645	4,764
Communication	815	913	1,700	1,828
Printing, postage, stationary and supplies	605	665	1,249	1,303
Director and investor relations	337	274	577	554
Credit related expenses	1,897	2,217	4,316	4,843
Other	4,311	2,110	6,725	3,772
Total non-interest expense	52,300	52,816	104,421	104,500
Income before income taxes	29,244	21,097	54,171	45,451
Income tax expense	9,595	3,993	17,605	13,197
Net income	19,649	17,104	36,566	32,254
Less: dividends on preferred stock	(3,465)	(3,466)	(6,930)	(6,931)
Income available to common shareholders	$16,184	$13,638	$29,636	$25,323
Earnings per common share:
Basic	$0.36	$0.30	$0.67	$0.58
Diluted	$0.35	$0.30	$0.65	$0.57
Average common shares outstanding and equivalents	51,226	51,100	51,157	51,093
Cash dividends per share of common stock	$0.06	$0.06	$0.12	$0.12

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$19,649	$17,104	$36,566	$32,254
Other comprehensive loss before tax:
Unrealized (loss) gain on securities available-for-sale	(3,638)	3,454	(14,964)	5,319
Realized gain on investment securities included in net income	-	(6,891)	-	(6,891)
Unrealized gain (loss) on cash flow hedges	275	(102)	931	81
Other comprehensive (loss) before taxes	(3,363)	(3,539)	(14,033)	(1,491)
Income tax effect	286	(116)	1,720	(412)
Other comprehensive (loss) after taxes	(3,077)	(3,655)	(12,313)	(1,903)
Comprehensive income	$16,572	$13,449	$24,253	$30,351

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

	Six-Month Period Ended June 30,
	2018	2017
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	541,600	540,948
Stock-based compensation expense	635	515
Stock-based compensation excess tax benefit recognized in income	(140)	(100)
Lapsed restricted stock units	(361)	(358)
Balance at end of period	541,734	541,005
Legal surplus:
Balance at beginning of period	81,454	76,293
Transfer from retained earnings	3,795	3,167
Balance at end of period	85,249	79,460
Retained earnings:
Balance at beginning of period	200,878	177,808
Net income	36,566	32,254
Cash dividends declared on common stock	(5,278)	(5,277)
Cash dividends declared on preferred stock	(6,930)	(6,931)
Transfer to legal surplus	(3,795)	(3,167)
Balance at end of period	221,441	194,687
Treasury stock:
Balance at beginning of period	(104,502)	(104,860)
Lapsed restricted stock units	533	358
Balance at end of period	(103,969)	(104,502)
Accumulated other comprehensive (loss), net of tax:
Balance at beginning of period	(2,949)	1,596
Other comprehensive (loss), net of tax	(12,313)	(1,903)
Balance at end of period	(15,262)	(307)
Total stockholders’ equity	$957,819	$938,969

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

	Six-Month Period Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$36,566	$32,254
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	2,296	1,457
Amortization of investment securities premiums, net of accretion of discounts	3,045	4,362
Amortization of core deposit and customer relationship intangibles	659	737
FDIC shared-loss benefit	-	(1,403)
Depreciation and amortization of premises and equipment	4,454	4,231
Deferred income tax expense, net	4,001	7,570
Provision for loan and lease losses	30,207	44,190
Stock-based compensation	635	515
Stock-based compensation excess tax benefit recognized in income	(140)	(100)
(Gain) loss on:
Sale of mortgage loans held-for-sale	(185)	(517)
Derivatives	-	(103)
Sale of securities	-	(6,891)
Early extinguishment of debt	-	80
Foreclosed real estate	1,436	3,453
Sale of other repossessed assets	(9)	(153)
Sale of other assets	(44)	-
Originations of loans held-for-sale	(47,929)	(74,806)
Proceeds from sale of mortgage loans held-for-sale	11,306	24,020
Net (increase) decrease in:
Trading securities	(227)	53
Accrued interest receivable	15,493	429
Servicing assets	(1,008)	(8)
Other assets	6,683	12,493
Net (decrease) in:
Accrued interest on deposits and borrowings	(359)	(370)
Accrued expenses and other liabilities	(18,419)	(45,858)
Net cash provided by operating activities	48,461	5,635

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017 (CONTINUED)

	Six-Month Period Ended June 30,
	2018	2017
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(259,665)	(114,595)
FHLB stock	(99,365)	(26,730)
Maturities and redemptions of:
Investment securities available-for-sale	54,727	57,714
Investment securities held-to-maturity	38,640	41,920
FHLB stock	98,441	20,907
Proceeds from sales of:
Investment securities available-for-sale	-	212,203
Foreclosed real estate and other repossessed assets, including write-offs	25,059	21,754
Premises and equipment	873	-
Origination and purchase of loans, excluding loans held-for-sale	(693,586)	(384,211)
Principal repayment of loans	382,191	367,834
Repayments to FDIC on shared-loss agreements	-	(10,125)
Additions to premises and equipment	(3,597)	(3,660)
Net cash (used in) provided by investing activities	(456,282)	183,011

Cash flows from financing activities:
Net increase (decrease) in:
Deposits	86,293	(41,900)
Securities sold under agreements to repurchase	194,879	(199,466)
FHLB advances, federal funds purchased, and other borrowings	28,816	32,194
Restricted units lapsed	172	-
Dividends paid on preferred stock	(6,930)	(6,931)
Dividends paid on common stock	(5,277)	(5,674)
Net cash provided (used in) financing activities	$297,953	$(221,777)
Net change in cash, cash equivalents and restricted cash	(109,868)	(33,131)
Cash, cash equivalents and restricted cash at beginning of period	488,233	513,469
Cash, cash equivalents and restricted cash at end of period	$378,365	$480,338
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$19,095	$21,386
Income taxes paid	$8,890	$15
Mortgage loans securitized into mortgage-backed securities	$37,618	$49,648
Transfer from loans to foreclosed real estate and other repossessed assets	$25,465	$28,293
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$-	$33,647
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$1,247	$112
Financed sales of foreclosed real estate	$667	$534
Loans booked under the GNMA buy-back option	$14,521	$9,229

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017 (CONTINUED)

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

New Accounting Updates Not Yet Adopted

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of  the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations. At June 30, 2018, Oriental does not have callable debt securities.

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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental's cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We recently have selected the software and are in the process of assessing the methodology to be used in order to develop an acceptable model to estimate the expected credit losses. After the model has been developed, reviewed and validated in accordance with our governance policies, Oriental will keep disclosing relevant information of concerning implementation process and impact of ASU No. 2016-13, as well as the updating of policies, procedures and internal controls. Although Oriental expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings, the ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Leases. In February 2016, the FASB issued ASU No. 2016-02, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. This ASU retains the classification distinction between finance leases and operating leases. ASU No. 2016-02 is effective for fiscal years, and interim periods, beginning after December 15, 2018. Oriental plans to adopt this guidance effective January 1, 2019 using the required modified retrospective approach, which includes presenting the cumulative effect of initial application along with supplementary disclosures. As a lessor and lessee, we do not anticipate the classification of our leases to change, but we expect to recognize right-of-use assets and lease liabilities for substantially all of our operating lease commitments for which we are the lessee as a lease liability and corresponding right-of-use asset on our consolidated financial statements. Oriental has made substantial progress in reviewing contractual arrangements for embedded leases in an effort to identify Oriental’s full lease population and is presently evaluating all of its leases, as well as contracts that may contain embedded leases, for compliance with the new lease accounting rules. Oriental’s leases primarily consist of leased office space, and information technology equipment. At June 30, 2018, Oriental had $33.7 million of minimum lease commitments from these operating leases (refer to Note 20). Although Oriental is still evaluating the impact that the adoption of this accounting pronouncement will have on its consolidated financial statements, preliminarily it expects that the amounts to be recognized as right-of-use assets and lease liabilities will be less than 1% of its total assets and is not expected to have a material impact on its regulatory capital.

New Accounting Updates Adopted During the Six-month Period Ended June 30, 2018

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

Oriental implemented its disaster response plan as these storms approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security matters, property damages, and emergency communication with customers regarding the status of Bank operations. The estimated total non-credit operating costs as of December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at June 30, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company during the quarter ended December 2017 and a $0.7 million payment during the six-month period ended June 30, 2018. Accordingly, a receivable of $0.5 million and $1.2 million was included in other assets at June 30, 2018 and December 31, 2017, respectively, for the expected recovery.

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	June 30,	December 31,
	2018	2017
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At both June 30, 2018 and  December 31, 2017, the Bank’s international banking entities, Oriental International Bank Inc. (“OIB”) and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both June 30, 2018 and December 31, 2017, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both June 30, 2018 and December 31, 2017, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2018 was $219.7 million (December 31, 2017 - $189.2 million). At June 30, 2018 and December 31, 2017, the Bank complied with the requirement. Cash and due from bank as well as other short-term, highly liquid securities are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At both, June 30, 2018 and December 31, 2017, money market instruments included as part of cash and cash equivalents amounted to $7.0 million.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$600,978	$266	$11,571	$589,673	2.58%
GNMA certificates	198,301	459	3,902	194,858	3.03%
CMOs issued by US government-sponsored agencies	74,147	-	2,992	71,155	1.90%
Total mortgage-backed securities	873,426	725	18,465	855,686	2.62%
Investment securities
US Treasury securities	10,610	-	161	10,449	1.30%
Obligations of US government-sponsored agencies	2,622	-	81	2,541	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	-	2,455	5.55%
Other debt securities	1,195	15	-	1,210	2.95%
Total investment securities	16,882	15	242	16,655	2.05%
Total securities available for sale	$890,308	$740	$18,707	$872,341	2.61%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$465,427	$-	$17,480	$447,947	2.07%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$383,194	$1,402	$2,881	$381,715	2.39%
GNMA certificates	166,436	1,486	584	167,338	2.94%
CMOs issued by US government-sponsored agencies	82,026	-	1,955	80,071	1.90%
Total mortgage-backed securities	631,656	2,888	5,420	629,124	2.47%
Investment securities
US Treasury securities	10,276	-	113	10,163	1.25%
Obligations of US government-sponsored agencies	2,927	-	48	2,879	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	362	2,093	5.55%
Other debt securities	1,486	52	-	1,538	2.97%
Total investment securities	17,144	52	523	16,673	2.04%
Total securities available-for-sale	$648,800	$2,940	$5,943	$645,797	2.46%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$506,064	$-	$8,383	$497,681	2.07%

The amortized cost and fair value of Oriental’s investment securities at June 30, 2018, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$4,907	$4,833	$-	$-
Total due from 1 to 5 years	4,907	4,833	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$65,480	$62,680	$-	$-
FNMA and FHLMC certificates	227,886	223,185	-	-
Total due after 5 to 10 years	293,366	285,865	-	-
Due after 10 years
FNMA and FHLMC certificates	$368,185	$361,655	$465,427	$447,947
GNMA certificates	198,301	194,858	-	-
CMOs issued by US government-sponsored agencies	8,667	8,475	-	-
Total due after 10 years	575,153	564,988	465,427	447,947
Total mortgage-backed securities	873,426	855,686	465,427	447,947
Investment securities
Due less than one year
US Treasury securities	$646	$646	$-	$-
Obligations of Puerto Rico government and public instrumentalities	2,455	2,455	-	-
Total due in less than one year	3,101	3,101	-	-
Due from 1 to 5 years
US Treasury securities	$9,964	$9,803	$-	$-
Obligations of US government and sponsored agencies	2,622	2,541	-	-
Total due from 1 to 5 years	12,586	12,344	-	-
Due from 5 to 10 years
Other debt securities	1,195	1,210	-	-
Total due after 5 to 10 years	1,195	1,210	-	-
Total investment securities	16,882	16,655	-	-
Total	$890,308	$872,341	$465,427	$447,947

During the six-month period ended June 30, 2018, Oriental retained securitized GNMA pools totaling $37.6 million, amortized cost, at a yield of 3.45% from its own originations while, during the six-month period ended June 30, 2017, that amount totaled $49.8 million, amortized cost, at a yield of 3.15%.

During the six-month period ended June 30, 2017, Oriental sold $166.0 million of mortgage-backed securities and $39.3 million of US Treasury securities, and recorded a net gain on sale of securities of $6.9 million. During the six-month period ended June 30, 2018, Oriental did not sell any mortgage-backed securities or investment securities.

	Six-Month Period Ended June 30, 2017
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$107,510	$102,311	$5,199	$-
GNMA certificates	$65,284	$63,704	$1,580	$-
Investment securities
US Treasury securities	39,409	39,297	112	-
Total mortgage-backed securities	$212,203	$205,312	$6,891	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017:

	June 30, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$66,298	$2,822	$63,476
FNMA and FHLMC certificates	101,571	4,296	97,275
Obligations of US Government and sponsored agencies	2,622	81	2,541
GNMA certificates	20,388	1,055	19,333
US Treasury Securities	9,964	161	9,803
	$200,843	$8,415	$192,428
Securities held to maturity
FNMA and FHLMC certificates	$324,963	$13,594	$311,369

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$7,849	$170	$7,679
FNMA and FHLMC certificates	413,181	7,275	405,906
GNMA certificates	142,431	2,847	139,584
US Treasury Securities	324	-	324
	$563,785	$10,292	$553,493
Securities held-to-maturity
FNMA and FHLMC Certificates	$140,464	$3,886	$136,578

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$74,147	$2,992	$71,155
FNMA and FHLMC certificates	514,752	11,571	503,181
Obligations of US government and sponsored agencies	2,622	81	2,541
GNMA certificates	162,819	3,902	158,917
US Treausury Securities	10,288	161	10,127
	$764,628	$18,707	$745,921
Securities held-to-maturity
FNMA and FHLMC certificates	$465,427	$17,480	$447,947

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$72,562	$1,857	$70,705
FNMA and FHLMC certificates	111,635	2,122	109,513
Obligations of US Government and sponsored agencies	2,927	48	2,879
Obligations of Puerto Rico government and public instrumentalities	2,455	362	2,093
GNMA certificates	20,803	499	20,304
US Treasury Securities	9,952	113	9,839
	$220,334	$5,001	$215,333

Securities available-for-sale
FNMA and FHLMC certificates	$352,399	7,264	345,135

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	9,464	98	9,366
FNMA and FHLMC certificates	125,107	759	124,348
GNMA certificates	14,001	85	13,916
US Treasury Securities	324	-	324
	$148,896	$942	$147,954
Securities held to maturity
FNMA and FHLMC certificates	$153,665	$1,119	$152,546

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	82,026	1,955	80,071
FNMA and FHLMC certificates	236,742	2,881	233,861
Obligations of Puerto Rico government and public instrumentalities	2,455	362	2,093
Obligations of US government and sponsored agencies	2,927	48	2,879
GNMA certificates	34,804	584	34,220
US Treausury Securities	10,276	113	10,163
	$369,230	$5,943	$363,287
Securities held to maturity
FNMA and FHLMC certificates	$506,064	$8,383	$497,681

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

All of the investments ($1.2 billion, amortized cost) with an unrealized loss position at June 30, 2018 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The sole exposure to a Puerto Rico government bond ($2.5 million, amortized cost) at June 30, 2018, consists of an obligation issued by the Puerto Rico Highways and Transportation Authority ("PRHTA") secured by a pledge of toll revenues from the Teodoro Moscoso Bridge operated through a public-private partnership. The PRHTA bond had an aggregate fair value of $2.5 million at June 30, 2018 and matured on July 1, 2018.  The full payment was received on July 2, 2018.

NOTE 5 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans.

  The composition of Oriental’s loan portfolio at June 30, 2018 and December 31, 2017 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$678,259	$683,607
Commercial	1,507,368	1,307,261
Consumer	339,341	330,039
Auto and leasing	1,014,664	883,985
	3,539,632	3,204,892
Allowance for loan and lease losses on originated and other loans and leases	(94,218)	(92,718)
	3,445,414	3,112,174
Deferred loan costs, net	7,028	6,695
Total originated and other loans held for investment, net	3,452,442	3,118,869
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,909	4,380
Consumer	25,736	28,915
Auto	11,283	21,969
	39,928	55,264
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(2,726)	(3,862)
	37,202	51,402
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	516,934	532,053
Commercial	223,853	243,092
Consumer	495	1,431
Auto	26,937	43,696
	768,219	820,272
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(44,176)	(45,755)
	724,043	774,517
Total acquired BBVAPR loans, net	761,245	825,919
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	65,637	69,538
Commercial	49,706	53,793
Consumer	935	1,112
Total acquired Eurobank loans	116,278	124,443
Allowance for loan and lease losses on Eurobank loans	(24,314)	(25,174)
Total acquired Eurobank loans, net	91,964	99,269
Total acquired loans, net	853,209	925,188
Total held for investment, net	4,305,651	4,044,057
Mortgage loans held-for-sale	10,215	12,272
Total loans, net	$4,315,866	$4,056,329

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month moratorium for the payment due on certain loans. The level of delinquencies for mortgage and auto loans as of December 31, 2017 was impacted by the loan moratorium. Aging of current and early delinquent loans in moratorium were frozen at September 30, 2017, throughout the moratorium period. In addition, although the repayment schedule was modified as part of the moratorium, certain borrowers continued to make payments shortly after the moratorium, having an impact on the respective delinquency status at December 31, 2017. At June 30, 2018, most of the loan moratoriums have expired, and total delinquency levels are returning to pre-hurricane levels.

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at June 30, 2018 and December 31, 2017, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$165	$1,397	$3,539	$5,101	$38,932	$44,033	$242
Years 2003 and 2004	83	1,624	5,907	7,614	71,750	79,364	-
Year 2005	-	831	4,125	4,956	37,488	42,444	68
Year 2006	350	1,603	4,783	6,736	52,292	59,028	-
Years 2007, 2008 and 2009	112	1,360	7,443	8,915	56,154	65,069	57
Years 2010, 2011, 2012, 2013	350	719	8,638	9,707	111,791	121,498	366
Years 2014, 2015, 2016, 2017 and 2018	-	132	1,593	1,725	128,731	130,456	-
	1,060	7,666	36,028	44,754	497,138	541,892	733
Non-traditional	-	-	3,131	3,131	12,363	15,494	-
Loss mitigation program	12,147	5,135	18,539	35,821	70,274	106,095	2,726
	13,207	12,801	57,698	83,706	579,775	663,481	3,459
Home equity secured personal loans	-	-	-	-	257	257	-
GNMA's buy-back option program	-	-	14,521	14,521	-	14,521	-
	13,207	12,801	72,219	98,227	580,032	678,259	3,459
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	274,435	274,435	-
Institutional	-	-	-	-	81,019	81,019	-
Middle market	-	-	5,602	5,602	188,671	194,273	-
Retail	1,240	473	9,327	11,040	205,450	216,490	-
Floor plan	-	-	-	-	4,017	4,017	-
Real estate	-	-	-	-	15,157	15,157	-
	1,240	473	14,929	16,642	768,749	785,391	-
Other commercial and industrial:
Corporate	-	-	-	-	190,414	190,414	-
Institutional	-	-	-	-	113,810	113,810	-
Middle market	7,233	174	881	8,288	86,691	94,979	-
Retail	341	212	709	1,262	283,334	284,596	-
Floor plan	26	-	51	77	38,101	38,178	-
	7,600	386	1,641	9,627	712,350	721,977	-
	8,840	859	16,570	26,269	1,481,099	1,507,368	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$701	$274	$875	$1,850	$26,009	$27,859	$-
Overdrafts	12	1	-	13	145	158	-
Personal lines of credit	72	30	40	142	1,789	1,931	-
Personal loans	4,045	1,704	1,100	6,849	287,099	293,948	-
Cash collateral personal loans	137	87	17	241	15,204	15,445	-
	4,967	2,096	2,032	9,095	330,246	339,341	-
Auto and leasing	45,953	19,870	11,101	76,924	937,740	1,014,664	-
Total	$72,967	$35,626	$101,922	$210,515	$3,329,117	$3,539,632	$3,459

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

At both June 30, 2018 and December 31, 2017, Oriental had a carrying balance of $94.9 million in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of June 30, 2018 and December 31, 2017, by class of loans:

	June 30, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$54	$54	$-	$54	$-
Floor plan	-	-	917	917	332	1,249	-
	-	-	971	971	332	1,303	-
Other commercial and industrial
Retail	22	13	42	77	1,527	1,604	-
Floor plan	-	-	2	2	-	2	-
	22	13	44	79	1,527	1,606	-
	22	13	1,015	1,050	1,859	2,909	-
Consumer
Credit cards	516	196	584	1,296	22,185	23,481	-
Personal loans	73	8	14	95	2,160	2,255	-
	589	204	598	1,391	24,345	25,736	-
Auto	726	475	139	1,340	9,943	11,283	-
Total	$1,337	$692	$1,752	$3,781	$36,147	$39,928	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at June 30, 2018 and  December 31, 2017 is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Contractual required payments receivable:	$1,406,468	$1,481,616
Less: Non-accretable discount	350,257	352,431
Cash expected to be collected	1,056,211	1,129,185
Less: Accretable yield	287,992	308,913
Carrying amount, gross	768,219	820,272
Less: allowance for loan and lease losses	44,176	45,755
Carrying amount, net	$724,043	$774,517

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2018 and December 31, 2017, Oriental had $50.8 million and $50.3 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$248,379	$45,711	$1,726	$649	$296,465
Accretion	(6,915)	(3,597)	(656)	(194)	(11,362)
Change in expected cash flows	-	2,775	400	73	3,248
Transfer from (to) non-accretable discount	2,439	(2,368)	(399)	(31)	(359)
Balance at end of period	$243,903	$42,521	$1,071	$497	$287,992

Non-Accretable Discount Activity:
Balance at beginning of period	$301,107	$10,731	$23,443	$19,309	$354,590
Change in actual and expected losses	(2,531)	(1,956)	(197)	(8)	(4,692)
Transfer from accretable yield	(2,439)	2,368	399	31	359
Balance at end of period	$296,137	$11,143	$23,645	$19,332	$350,257

	Six-Month Period Ended June 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(13,988)	(7,282)	(1,525)	(450)	(23,245)
Change in expected cash flows	-	5,931	826	131	6,888
Transfer (to) non-accretable discount	(607)	(2,892)	(996)	(69)	(4,564)
Balance at end of period	$243,903	$42,521	$1,071	$497	$287,992

Non-Accretable Discount Activity:
Balance at beginning of period	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(3,971)	(2,345)	(401)	(21)	(6,738)
Transfer from accretable yield	607	2,892	996	69	4,564
Balance at end of period	$296,137	$11,143	$23,645	$19,332	$350,257

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$276,817	$46,902	$6,583	$3,058	$333,360
Accretion	(7,694)	(4,513)	(1,776)	(556)	(14,539)
Change in actual and expected losses	1	15,993	98	50	16,142
Transfer (to) from non-accretable discount	1,024	(2,344)	(52)	(1,066)	(2,438)
Balance at end of period	$270,148	$56,038	$4,853	$1,486	$332,525

Non-Accretable Discount Activity:
Balance at beginning of period	$309,993	$14,803	$22,564	$18,159	$365,519
Change in actual and expected losses	(2,465)	(280)	1,344	206	(1,195)
Transfer from (to) accretable yield	(1,024)	2,344	52	1,066	2,438
Balance at end of period	$306,504	$16,867	$23,960	$19,431	$366,762

	Six-Month Period Ended June 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(15,584)	(9,494)	(3,923)	(1,158)	(30,159)
Change in actual and expected losses	2	16,191	150	86	16,429
Transfer (to) from non-accretable discount	(6,385)	(1,025)	88	(1,124)	(8,446)
Balance at end of period	$270,148	$56,038	$4,853	$1,486	$332,525

Non-Accretable Discount Activity:
Balance at beginning of period	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(5,496)	(1,123)	1,641	187	(4,791)
Transfer from (to) accretable yield	6,385	1,025	(88)	1,124	8,446
Balance at end of period	$306,504	$16,867	$23,960	$19,431	$366,762

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at June 30, 2018 and  December 31, 2017 is as follows:

	June 30	December 31
	2018	2017
	(In thousands)
Contractual required payments receivable:	$165,175	$179,960
Less: Non-accretable discount	3,819	5,845
Cash expected to be collected	161,356	174,115
Less: Accretable yield	45,078	49,672
Carrying amount, gross	116,278	124,443
Less: Allowance for loan and lease losses	24,314	25,174
Carrying amount, net	$91,964	$99,269

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$39,622	5,616	1,356	-	-	46,594
Accretion	(1,538)	(1,706)	-	(4)	(118)	(3,366)
Change in expected cash flows	(836)	1,832	-	(111)	236	1,121
Transfer (to) from non-accretable discount	2,021	(1,157)	(132)	115	(118)	729
Balance at end of period	$39,269	$4,585	$1,224	$-	$-	$45,078

Non-Accretable Discount Activity:
Balance at beginning of period	$4,479	-	849	-	219	5,547
Change in actual and expected losses	180	(1,157)	-	115	(137)	(999)
Transfer from (to) accretable yield	(2,021)	1,157	132	(115)	118	(729)
Balance at end of period	$2,638	$-	$981	$-	$200	$3,819

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$41,474	$6,751	$1,447	$-	$-	$49,672
Accretion	(3,143)	(3,312)	-	(38)	(214)	(6,707)
Change in expected cash flows	(980)	2,730	-	(174)	414	1,990
Transfer from (to) non-accretable discount	1,918	(1,584)	(223)	212	(200)	123
Balance at end of period	$39,269	$4,585	$1,224	$-	$-	$45,078

Non-Accretable Discount Activity:
Balance at beginning of year	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected losses	(20)	(1,860)	-	212	(235)	(1,903)
Transfer from (to) accretable yield	(1,918)	1,584	223	(212)	200	(123)
Balance at end of period	$2,638	$-	$981	$-	$200	$3,819

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$44,697	$12,743	$1,871	-	$-	$59,311
Accretion	(1,923)	(4,061)	(5)	(11)	(37)	(6,037)
Change in actual and expected losses	19	543	6	(22)	74	620
Transfer from (to) non-accretable discount	219	(68)	34	33	(37)	181
Balance at end of period	$43,012	$9,157	$1,906	$-	$-	$54,075

Non-Accretable Discount Activity:
Balance at beginning of period	$7,426	$2,471	$333	$-	$6	$10,236
Change in actual and expected losses	(520)	(529)	-	33	(29)	(1,045)
Transfer (to) from accretable yield	(219)	68	(34)	(33)	37	(181)
Balance at end of period	$6,687	$2,010	$299	$-	$14	$9,010

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$45,839	$16,475	$2,194	$-	$-	$64,508
Accretion	(3,827)	(8,571)	(43)	(11)	(195)	(12,647)
Change in expected cash flows	100	1,321	43	(165)	384	1,683
Transfer from (to) non-accretable discount	900	(68)	(288)	176	(189)	531
Balance at end of period	$43,012	$9,157	$1,906	$-	$-	$54,075

Non-Accretable Discount Activity:
Balance at beginning of period	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected cash flows	(854)	(1,938)	-	176	(183)	(2,799)
Transfer (to) from accretable yield	(900)	68	288	(176)	189	(531)
Balance at end of period	$6,687	$2,010	$299	$-	$14	$9,010

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,616	$3,070
Years 2003 and 2004	6,082	6,380
Year 2005	4,108	3,280
Year 2006	5,004	5,905
Years 2007, 2008 and 2009	7,454	7,984
Years 2010, 2011, 2012, 2013	8,272	6,259
Years 2014, 2015, 2016 and 2017	1,593	1,649
	36,129	34,527
Non-traditional	3,131	3,543
Loss mitigation program	19,675	16,783
	58,935	54,853
Commercial
Commercial secured by real estate
Institutional	10,352	118
Middle market	8,533	11,394
Retail	15,906	14,438
	34,791	25,950
Other commercial and industrial
Middle market	9,781	6,323
Retail	2,828	2,929
Floor plan	51	51
	12,660	9,303
	47,451	35,253
Consumer
Credit cards	875	1,227
Overdrafts	-	31
Personal lines of credit	50	102
Personal loans	1,884	900
Cash collateral personal loans	17	312
	2,826	2,572
Auto and leasing	11,141	4,232
Total non-accrual originated loans	$120,353	$96,910

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2018	2017
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$54	$119
Floor plan	917	928
	971	1,047
Other commercial and industrial
Retail	42	221
Floor plan	2	2
	44	223
	1,015	1,270
Consumer
Credit cards	584	1,310
Personal loans	14	45
	598	1,355
Auto	139	179
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,752	2,804
Total non-accrual loans	$122,105	$99,714

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

At June 30, 2018 and December 31, 2017, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $100.5 million and $109.2 million, respectively, as they are performing under their new terms.

At June 30, 2018 and December 31, 2017, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $21.8 million and $20.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $69.8 million and $72.3 million at June 30, 2018 and December 31, 2017, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $10.0 million and $10.6 million at June 30, 2018 and December 31, 2017, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $84.5 million and $85.4 million at June 30, 2018 and December 31, 2017, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $9.9 million and $9.1 million at June 30, 2018 and December 31, 2017, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2018 and 2017 are as follows:

	June 30, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$47,346	$43,363	$9,906	23%
Residential impaired and troubled-debt restructuring	95,121	84,520	9,862	12%
Impaired loans with no specific allowance:
Commercial	30,916	25,689	N/A	0%
Total investment in impaired loans	$173,383	$153,572	$19,768	13%

	December 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$57,922	$52,585	$10,573	20%
Residential impaired and troubled-debt restructuring	94,971	85,403	9,121	11%
Impaired loans with no specific allowance
Commercial	22,022	18,953	N/A	0%
Total investment in impaired loans	$174,915	$156,941	$19,694	13%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$68	9%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$68	9%

	December 31, 2017
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$20	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$20	3%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$525,230	$516,934	$14,567	3%
Commercial	230,905	222,202	23,019	10%
Consumer	1,400	495	18	4%
Auto	28,086	26,937	6,572	24%
Total investment in impaired loan pools	$785,621	$766,568	$44,176	6%

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

  Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of June 30, 2018 and December 31, 2017 are as follows:

	June 30, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$74,185	$65,584	$15,170	23%
Commercial	51,865	49,758	9,140	18%
Consumer	14	4	4	100%
Total investment in impaired loan pools	$126,064	$115,346	$24,314	21%

	December 31, 2017
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$81,132	$69,538	$15,187	22%
Commercial	58,099	53,793	9,982	19%
Consumer	15	4	5	125%
Total investment in impaired loan pools	$139,246	$123,335	$25,174	20%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,
	2018		2017
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$129	$46,976	$193	$14,908
Residential troubled-debt restructuring	705	84,473	723	87,615
Impaired loans with no specific allowance
Commercial	131	22,129	383	44,528
	965	153,578	1,299	147,051
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	747	-	-
Impaired loans with no specific allowance
Commercial	-	-	-	763
Total interest income from impaired loans	$965	$154,325	$1,299	$147,814

	Six-Month Period Ended June 30,
	2018		2017
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$250	$49,154	$385	$13,859
Residential troubled-debt restructuring	1,384	84,613	1,427	88,579
Impaired loans with no specific allowance
Commercial	262	19,946	766	44,211
Total interest income from impaired loans	$1,896	$153,713	$2,578	$146,649

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$747	$-	$-
Impaired loans with no specific allowance
Commercial	-	-	-	840
Total interest income from impaired loans	$1,896	$154,460	$2,578	$147,489

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and six-month periods ended June 30, 2018 and 2017.

	Quarter Ended June 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	45	$5,718	5.63%	371	$5,679	4.85%	325
Commercial	5	5,775	5.55%	39	5,775	6.34%	45
Consumer	21	357	16.49%	56	357	10.26%	72

	Six-Month Period Ended June 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	83	$11,466	5.66%	384	$11,019	4.96%	344
Commercial	8	7,334	5.38%	46	7,330	6.00%	50
Consumer	49	711	16.12%	51	712	10.93%	70

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	27	$3,349	6.00%	382	$3,313	4.21%	367
Commercial	9	2,155	5.96%	55	2,155	5.12%	68
Consumer	37	477	12.83%	65	477	10.87%	68
Auto	4	66	6.39%	61	66	12.91%	37

	Six-Month Period Ended June 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	59	$7,353	6.29%	387	$7,328	4.26%	378
Commercial	18	3,373	6.44%	55	3,374	5.41%	67
Consumer	62	869	11.98%	65	907	10.62%	70
Auto	7	111	7.41%	67	113	12.48%	38

The following table presents troubled-debt restructurings for which there was a payment default during the twelve month periods ended June 30, 2018 and 2017:

	Twelve Month Period Ended June 30,
	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	12	$1,718	22	$2,293
Commercial	1	$235	5	$563
Consumer	15	$141	17	$156

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	June 30, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$274,435	$240,118	$32,480	$1,837	$-	$-
Institutional	81,019	70,468	-	10,551	-	-
Middle market	194,273	150,675	32,987	10,611	-	-
Retail	216,490	189,366	4,079	23,045	-	-
Floor plan	4,017	2,714	-	1,303	-	-
Real estate	15,157	15,157	-	-	-	-
	785,391	668,498	69,546	47,347	-	-
Other commercial and industrial:
Corporate	190,414	179,117	11,297	-	-	-
Institutional	113,810	113,810	-	-	-	-
Middle market	94,979	67,804	3,470	23,705	-	-
Retail	284,596	280,653	229	3,714	-	-
Floor plan	38,178	35,105	3,022	51	-	-
	721,977	676,489	18,018	27,470	-	-
Total	1,507,368	1,344,987	87,564	74,817	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	54	-	-	54	-	-
Floor plan	1,249	332	-	917	-	-
	1,303	332	-	971	-	-
Other commercial and industrial:
Retail	1,604	1,603	-	1	-	-
Floor plan	2	-	-	2	-	-
	1,606	1,603	-	3	-	-
Total	2,909	1,935	-	974	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	541,892	505,864	-	36,028	-	-
Non-traditional	15,494	12,363	-	3,131	-	-
Loss mitigation program	106,095	87,556	-	18,539	-	-
Home equity secured personal loans	257	257	-	-	-	-
GNMA's buy-back option program	14,521	-	-	14,521	-	-
	678,259	606,040	-	72,219	-	-

Consumer:
Credit cards	27,859	26,984	-	875	-	-
Overdrafts	158	145	-	13	-	-
Unsecured personal lines of credit	1,931	1,891	-	40	-	-
Unsecured personal loans	293,948	292,848	-	1,100	-	-
Cash collateral personal loans	15,445	15,428	-	17	-	-
	339,341	337,296	-	2,045	-	-
Auto and Leasing	1,014,664	1,003,563	-	11,101	-	-
Total	2,032,264	1,946,899	-	85,365	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	23,481	22,897	-	584	-	-
Personal loans	2,255	2,241	-	14	-	-
	25,736	25,138	-	598	-	-
Auto	11,283	11,144	-	139	-	-
	37,019	36,282	-	737	-	-
	$3,579,560	$3,330,103	$87,564	$161,893	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at June 30, 2018 and December 31, 2017  was as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$19,323	$20,439
Commercial	31,480	30,258
Consumer	16,192	16,454
Auto and leasing	27,223	25,567
Total allowance for originated and other loans and lease losses	94,218	92,718

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	86	42
Consumer	2,357	3,225
Auto	283	595
	2,726	3,862
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	14,567	14,085
Commercial	23,019	23,691
Consumer	18	18
Auto	6,572	7,961
	44,176	45,755
Total allowance for acquired BBVAPR loans and lease losses	46,902	49,617
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	15,170	15,187
Commercial	9,140	9,982
Consumer	4	5
Total allowance for acquired Eurobank loan and lease losses	24,314	25,174
Total allowance for loan and lease losses	$165,434	$167,509

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As discussed in Note 2, during 2017, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico. Management performed an evaluation of the loan portfolios to assess the impact on repayment sources and underlying collateral that could result in additional losses.

For the commercial portfolio, the framework for the analysis was based on our current ALLL methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment.

As part of the process, Oriental contacted its clients to evaluate the impact of the hurricanes on their business operations and collateral. The impact was then categorized as follows: (i) low risk, for clients that had no business impact or relatively insignificant impact; (ii) medium risk, for clients that had a business impact on their primary or secondary sources of repayment, but still had adequate cash flow to cover operations and to satisfy their obligations; or (iii) high risk, for clients that had potentially significant problems that affected primary, secondary and tertiary (collateral) sources of repayment. This criterion was used to model adjusted PDs and LGDs considering internal and external sources of information available to support our estimation process and output.

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

During the first quarter of 2018, Oriental updated the previous performed analysis to estimate probable losses related to the hurricanes. Analyses were based on the payment experience percentage of borrowers for which the deferral period expired in retail portfolios. For commercial portfolio, no changes in the level of impact assessed were identified based on communications with credit officers. During the second quarter of 2018, Oriental continued its monitoring process of the performance of those affected borrowers. As information became available, it was incorporated into the allowance framework.

At June 30, 2018 and December 31, 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As part of Oriental’s continuous enhancement to the allowance for loan and lease losses methodology, during the second quarter of 2018 the following assumptions were reviewed:

•        An assessment of the look-back period and historical loss factor was performed for auto and leasing, consumer and commercial loan portfolios. The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2018. As a result, for the commercial portfolio, the look-back period was revised to 40 months from 36 months. Also, for auto and consumer portfolios, a look back period of 24 months was maintained.  For the residential mortgages portfolio, the factor was reviewed to 24 months from 12 months.

•        An assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution, credit quality, expected impact due to recent economic developments, and changes in values of collateral, among others.

•        The loss realization period was revised to 2.38 years from 2.13 years in 2017 for the commercial real estate portfolio, and other portfolios remained at one year.

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

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,983	$33,174	$18,023	$26,652	$96,832
Charge-offs	(1,328)	(1,998)	(4,588)	(13,748)	(21,662)
Recoveries	466	227	240	5,280	6,213
Provision for loan and lease losses	1,202	77	2,517	9,039	12,835
Balance at end of period	$19,323	$31,480	$16,192	$27,223	$94,218

	Six-Month Period Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(2,298)	(3,147)	(8,847)	(22,731)	(37,023)
Recoveries	786	409	479	9,056	10,730
Provision for loan and lease losses	396	3,960	8,106	15,331	27,793
Balance at end of period	$19,323	$31,480	$16,192	$27,223	$94,218

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,862	$9,906	$-	$-	$19,768
Collectively evaluated for impairment	9,461	21,574	16,192	27,223	74,450
Total ending allowance balance	$19,323	$31,480	$16,192	$27,223	$94,218
Loans:
Individually evaluated for impairment	$84,520	$69,052	$-	$-	$153,572
Collectively evaluated for impairment	593,739	1,438,316	339,341	1,014,664	3,386,060
Total ending loan balance	$678,259	$1,507,368	$339,341	$1,014,664	$3,539,632

	Quarter Ended June 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,578	$9,888	$13,394	$18,621	$2	$60,483
Charge-offs	(2,162)	(4,841)	(4,012)	(7,775)	-	(18,790)
Recoveries	63	136	780	4,176	-	5,155
Provision (recapture) for originated and other loan and lease losses	2,185	12,096	4,819	3,720	(2)	22,818
Balance at end of period	$18,664	$17,279	$14,981	$18,742	$-	$69,666

	Six-Month Period Ended June 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(4,541)	(5,697)	(7,368)	(15,339)	-	(32,945)
Recoveries	119	226	945	7,470	-	8,760
Provision (recapture) for originated and other loan and lease losses	5,742	13,755	8,337	7,148	(431)	34,551
Balance at end of period	$18,664	$17,279	$14,981	$18,742	$-	$69,666

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,121	$10,573	$-	$-	$-	$19,694
Collectively evaluated for impairment	11,318	19,685	16,454	25,567	-	73,024
Total ending allowance balance	$20,439	$30,258	$16,454	$25,567	$-	$92,718
Loans:
Individually evaluated for impairment	$85,403	$71,538	$-	$-	$-	$156,941
Collectively evaluated for impairment	598,204	1,235,723	330,039	883,985	-	3,047,951
Total ending loan balance	$683,607	$1,307,261	$330,039	$883,985	$-	$3,204,892

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Quarter Ended June 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$37	$2,659	$488	$3,184
Charge-offs	(5)	(420)	(88)	(513)
Recoveries	12	94	244	350
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	42	24	(361)	(295)
Balance at end of period	$86	$2,357	$283	$2,726

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$42	$3,225	$595	$3,862
Charge-offs	(5)	(1,442)	(213)	(1,660)
Recoveries	15	148	472	635
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	34	426	(571)	(111)
Balance at end of period	$86	$2,357	$283	$2,726

	June 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$68	$-	$-	$68
Collectively evaluated for impairment	18	2,357	283	2,658
Total ending allowance balance	$86	$2,357	$283	$2,726
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	2,162	25,736	11,283	39,181
Total ending loan balance	$2,909	$25,736	$11,283	$39,928

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$183	$2,591	$841	$3,615
Charge-offs	(126)	(771)	(205)	(1,102)
Recoveries	2	295	597	894
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(18)	508	(549)	(59)
Balance at end of period	$41	$2,623	$684	$3,348

	Six-Month Period Ended June 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(1,656)	(483)	(2,271)
Recoveries	3	359	1,049	1,411
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	1	892	(985)	(92)
Balance at end of period	$41	$2,623	$684	$3,348

	December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$20	$-	$-	$20
Collectively evaluated for impairment	22	3,225	595	3,842
Total ending allowance balance	$42	$3,225	$595	$3,862
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	3,633	28,915	21,969	54,517
Total ending loan balance	$4,380	$28,915	$21,969	$55,264

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,331	$22,047	$18	$6,770	43,166
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	236	1,306	-	-	1,542
Allowance de-recognition	-	(334)	-	(198)	(532)
Balance at end of period	$14,567	$23,019	$18	$6,572	44,176

	Six-Month Period Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,085	$23,691	$18	$7,961	45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	550	2,058	-	(887)	1,721
Allowance de-recogntion	(68)	(2,730)	-	(502)	(3,300)
Balance at end of period	$14,567	$23,019	$18	$6,572	44,176

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$3,573	$23,528	$7,829	$34,930
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	630	2,735	-	3,365
Allowance de-recognition	(62)	(649)	(90)	(801)
Balance at end of period	$4,141	$25,614	$7,739	$37,494

	Six-Month Period Ended June 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$2,682	$23,452	$4,922	$31,056
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,552	2,958	3,186	7,696
Allowance de-recogntion	(93)	(796)	(369)	(1,258)
Balance at end of period	$4,141	$25,614	$7,739	$37,494

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters and six-month periods ended June 30, 2018 and 2017 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,414	$9,992	$5	$25,411
Provision for loan and lease losses, net	605	60	-	665
Allowance de-recognition	(849)	(912)	(1)	(1,762)
Balance at end of period	$15,170	$9,140	$4	$24,314

	Six-Month Period Ended June 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,187	$9,982	$5	$25,174
Provision for loan and lease losses, net	784	21	-	805
Allowance de-recognition	(801)	(863)	(1)	(1,665)
Balance at end of period	$15,170	$9,140	$4	$24,314

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2017
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$14,168	$7,833	$5	$22,006
Provision for (recapture) acquired Eurobank loan and lease losses, net	474	(62)	-	412
Allowance de-recognition	(991)	360	-	(631)
Balance at end of period	$13,651	$8,131	$5	$21,787

	Six-Month Period Ended June 30, 2017
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$11,947	$9,328	$6	$21,281
Provision for (recapture) acquired Eurobank loan and lease losses, net	2,872	(840)	-	2,032
Allowance de-recognition	(1,168)	(357)	(1)	(1,526)
Balance at end of period	$13,651	$8,131	$5	$21,787

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7- FDIC SHARED-LOSS AGREEMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and six-months periods ended June 30, 2018 and 2017:

	Quarter Ended June 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$13,365	$16,495	$10,454	$40,314
Decline in value	(170)	(478)	(290)	(938)
Additions	1,782	3,275	1,828	6,885
Sales	(2,791)	(1,800)	(1,119)	(5,710)
Other adjustments	-	-	-	-
Balance at end of period	$12,186	$17,492	$10,873	$40,551

	Quarter Ended June 30, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$13,468	$21,534	$12,549	$47,551
Decline in value	(844)	(936)	(522)	(2,302)
Additions	4,445	3,553	1,493	9,491
Sales	(1,228)	(2,367)	(810)	(4,405)
Other adjustments	-	(113)	-	(113)
Balance at end of period	$15,841	$21,671	$12,710	$50,222

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$14,283	$18,347	$11,544	$44,174
Decline in value	(658)	(1,514)	(752)	(2,924)
Additions	3,269	4,925	1,941	10,135
Sales	(4,708)	(4,266)	(1,860)	(10,834)
Balance at end of period	$12,186	$17,492	$10,873	$40,551

	Six-Month Period Ended June 30, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$12,390	$21,379	$13,751	$47,520
Decline in value	(1,081)	(1,628)	(1,270)	(3,979)
Additions	7,856	7,087	1,932	16,875
Sales	(3,239)	(5,054)	(1,703)	(9,996)
Other adjustments	(85)	(113)	-	(198)
Balance at end of period	$15,841	$21,671	$12,710	$50,222

After hurricanes Irma and Maria in September 2017, management evaluated the potential impact these events brought to Oriental’s foreclosed real estate, considering the related underlying insurance coverage. Oriental has performed property inspections and taking into consideration all available information, the fair value of these properties was not materially impacted.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$421	$-
Interest rate swaps not designated as hedges	335	618
Interest rate caps	344	153
	$1,100	$771
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	-	510
Interest rate swaps not designated as hedges	335	618
Interest rate caps	344	153
	$679	$1,281

Interest Rate Swaps

Oriental enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix Oriental’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions, are properly documented as such, and therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive (loss) and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, Oriental does not expect to reclassify any amount included in other comprehensive (loss) related to these interest rate swaps to operations in the next twelve months.

The following table shows a summary of these swaps and their terms at June 30, 2018:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$34,352	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$34,352

An accumulated unrealized gain of $421 thousand and a loss of $510 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2018 and December 31, 2017, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At June 30, 2018 and December 31, 2017, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $335 thousand and $618 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At June 30, 2018 and December 31, 2017, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $335 thousand and $618 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at June 30, 2018:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of June 30, 2018 and  December 31, 2017, the outstanding total notional amount of interest rate caps was $151.8 million and $152.6 million, respectively. At June 30, 2018 and December 31, 2017, the interest rate caps sold to clients represented a liability of $344 thousand and $153 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At June 30, 2018 and December 31, 2017, the interest rate caps purchased as mirror-images represented an asset of $344 thousand and $153 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2018 and December 31, 2017 consists of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Loans, excluding acquired loans	$30,944	$46,936
Investments	3,532	3,033
	$34,476	$49,969

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest receivable at December 31, 2017, included $39.7 million, resulting from the loan payment moratorium. Accrued interest receivable resulting from the loan payment moratorium has been decreasing, as most moratoriums have expired. Some of these accrued interests are payable at the end of the loan term.

Other assets at June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Prepaid expenses	$10,742	$9,200
Other repossessed assets	5,483	3,548
Core deposit and customer relationship intangibles	4,027	4,687
Tax credits	2,277	4,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	35,693	41,898
	$59,305	$64,693

Prepaid expenses amounting to $10.7 million and $9.2 million at June 30, 2018 and December 31, 2017, respectively, include prepaid municipal, property and income taxes aggregating to $8.5 million and $5.7 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2018 and December 31, 2017 this core deposit intangible amounted to $2.9 million and $3.3 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At June 30, 2018 and December 31, 2017, this customer relationship intangible amounted to $1.1 million and $1.4 million, respectively.

Other repossessed assets totaled $5.5 million and $3.5 million at June 30, 2018 and December 31, 2017, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

At June 30, 2018 and December 31, 2017, tax credits for Oriental totaled $2.3 million and $4.3 million, respectively. These tax credits do not have an expiration date.

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2018 and December 31, 2017 consist of the following:

	June 30,	December 31,
	2018	2017
	(In thousands)
Non-interest bearing demand deposits	$1,110,738	$969,525
Interest-bearing savings and demand deposits	2,285,357	2,274,116
Individual retirement accounts	208,807	231,376
Retail certificates of deposit	601,687	595,983
Institutional certificates of deposit	212,187	209,951
Total core deposits	4,418,776	4,280,951
Brokered deposits	461,425	518,531
Total deposits	$4,880,201	$4,799,482

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $427.1 million in certificates of deposits and $34.3 million in money market accounts at June 30, 2018, and $471.6 million in certificates of deposits and $46.9 million in money market accounts at December 31, 2017.

The weighted average interest rate of Oriental’s deposits was 0.63% and 0.65% at June 30, 2018 and December 31, 2017, respectively. Interest expense for the quarters and six-month periods ended June 30, 2018 and 2017 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Demand and savings deposits	$2,956	$2,939	$5,768	$5,848
Certificates of deposit	4,695	4,713	9,181	9,157
	$7,651	$7,652	$14,949	$15,005

At June 30, 2018 and December 31, 2017, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $363.4 million and $359.6 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies, and corporations of $33.2 million and $3.5 million at a weighted average rate of 0.93% and 0.28% at June 30, 2018 and December 31, 2017, respectively.

At June 30, 2018 and December 31, 2017, total public fund deposits from various Puerto Rico government municipalities, agencies, and corporations amounted to $156.9 million and $153.1 million, respectively. These public funds were collateralized with commercial loans amounting to $201.2 million and $173.0 million at June 30, 2018 and December 31, 2017, respectively.

Excluding accrued interest of approximately $1.7 million, the scheduled maturities of certificates of deposit at June 30, 2018 and 2017 are as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Within one year:
Three (3) months or less	$286,623	$316,382
Over 3 months through 1 year	505,206	508,285
	791,829	824,667
Over 1 through 2 years	468,489	470,670
Over 2 through 3 years	111,344	137,016
Over 3 through 4 years	30,850	36,125
Over 4 through 5 years	45,630	38,623
	$1,448,142	$1,507,101

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $367 thousand and $2.2 million as of June 30, 2018 and December 31, 2017, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At June 30, 2018, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At June 30, 2018 and December 31, 2017, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $391 thousand and $369 thousand, respectively, were as follows:

	June 30,		December 31,
	2018		2017
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
KGS Alpha	12,460	13,855	-	-
Amherst Pierpont	46,427	48,966	-	-
JP Morgan Chase Bank NA	80,000	86,252	82,500	88,974
Nomura	60,000	63,464	-	-
JVB Financial	28,522	30,561	-	-
Federal Home Loan Bank	110,000	116,330	110,000	116,509
Citigroup	49,970	53,249	-	-
Total	$387,379	$412,677	$192,500	$205,483

The following table shows a summary of Oriental’s repurchase agreements and their terms, excluding accrued interest in the amount of $391 thousand, at June 30, 2018:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	60,000	2.26%	6/8/2018	7/3/2018
	46,427	2.32%	6/26/2018	7/3/2018
	28,522	2.16%	6/15/2018	7/12/2018
	49,970	2.22%	6/22/2018	7/20/2018
	12,460	2.18%	6/25/2018	7/25/2018

2019	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020
	50,000	2.61%	3/15/2018	3/15/2020
	30,000	2.70%	3/23/2018	3/23/2020
	$387,379	2.20%

All of the repurchase agreements referred to above with maturity dates up to the date of this report were renewed as short-term repurchase agreements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at June 30, 2018 and December 31, 2017. There was no cash collateral at June 30, 2018 and December 31, 2017.

			Market Value of Underlying Collateral			Market Value of Underlying Collateral
		Weighted	FNMA and		Weighted	FNMA and
	Repurchase	Average	FHLMC	Repurchase	Average	FHLMC
	Liability	Rate	Certificates	Liability	Rate	Certificates
	June 30, 2018			December 31, 2017
	(Dollars in thousands)
Less than 90 days	$197,379	2.24%	$210,095	$-	-	$-
Over 90 days	190,000	2.15%	202,582	192,500	1.63%	205,483
Total	$387,379	2.20%	$412,677	$192,500	1.63%	$205,483

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2018 and December 31, 2017, these advances were secured by mortgage and commercial loans amounting to $910.7 million and $1.3 billion, respectively. Also, at June 30, 2018 and December 31, 2017, Oriental had an additional borrowing capacity with the FHLB-NY of $775.6 million and $920.0 million, respectively. At June 30, 2018 and December 31, 2017, the weighted average remaining maturity of FHLB’s advances was 8.4 months and 3.2 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2018.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $123 thousand, at June 30, 2018:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	34,352	2.14%	6/1/2018	7/2/2018
	70,000	2.08%	6/29/2018	7/2/2018

2020	9,039	2.59%	7/19/2013	7/20/2020

2023	12,500	2.94%	5/9/2018	5/9/2023
	2,100	2.92%	6/8/2018	6/8/2023
	$127,991	2.23%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at June 30, 2018 and December 31, 2017, for both periods.

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at June 30, 2018 and December 31, 2017:

June 30, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,100	$-	$1,100	$2,013	$-	$(913)

December 31, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$771	$-	$771	$2,010	$-	$(1,239)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$679	$-	$679	$-	$1,980	$(1,301)
Securities sold under agreements to repurchase	387,379	-	387,379	412,677	-	(25,298)
Total	$388,058	$-	$388,058	$412,677	$1,980	$(26,599)

December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,281	$-	$1,281	$-	$1,980	$(699)
Securities sold under agreements to repurchase	192,500	-	192,500	205,483	-	(12,983)
Total	$193,781	$-	$193,781	$205,483	$1,980	$(13,682)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — INCOME TAXES

At June 30, 2018 and December 31, 2017, Oriental’s net deferred tax asset amounted to $125.1 million and $127.4 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2018 and December 31, 2017. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if estimates of future taxable income during the carry forward period are reduced.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At June 30, 2018 the amount of unrecognized tax benefits remained at $1.3 million when compared to December 31, 2017. Oriental had accrued $48 thousand at June 30, 2018  (December 31, 2017 - $97 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Oriental is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the "Code").  The Code imposes a maximum corporate tax rate of 39%.  Oriental maintained a lower effective tax rate for the six-month periods ended June 30, 2018 and 2017 of 32.4% and 29.0%, respectively.

Oriental has operations in U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida. Also, in October 2017, Oriental expanded its operations in U.S. through the Bank's wholly owned subsidiary OFG USA LLC. Both subsidiaries are subject to state and federal taxes. OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes. OPC is a corporation and OFG USA elected to be classified as a corporation.

Income tax expense for the quarters ended June 30, 2018 and 2017 was $9.6 million and $4.0 million, respectively.  Income tax expense for the six-month periods ended June 30, 2018 and 2017 was $17.6 million and $13.2 million, respectively.

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

As of June 30, 2018 and December 31, 2017, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2018 and December 31, 2017, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of June 30, 2018 and December 31, 2017 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2018
Total capital to risk-weighted assets	$931,717	19.67%	$379,002	8.00%	$473,753	10.00%
Tier 1 capital to risk-weighted assets	$870,792	18.38%	$284,252	6.00%	$379,002	8.00%
Common equity tier 1 capital to risk-weighted assets	$669,922	14.14%	$213,189	4.50%	$307,939	6.50%
Tier 1 capital to average total assets	$870,792	13.92%	$250,165	4.00%	$312,706	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$899,258	20.34%	$353,653	8.00%	$442,067	10.00%
Tier 1 capital to risk-weighted assets	$842,133	19.05%	$265,240	6.00%	$353,653	8.00%
Common equity tier 1 capital to risk-weighted assets	$644,804	14.59%	$198,930	4.50%	$287,343	6.50%
Tier 1 capital to average total assets	$842,133	13.92%	$242,057	4.00%	$302,571	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2018
Total capital to risk-weighted assets	$907,578	19.18%	$378,612	8.00%	$473,265	10.00%
Tier 1 capital to risk-weighted assets	$846,903	17.89%	$283,959	6.00%	$378,612	8.00%
Common equity tier 1 capital to risk-weighted assets	$846,903	17.89%	$212,969	4.50%	$307,622	6.50%
Tier 1 capital to average total assets	$846,903	13.59%	$249,314	4.00%	$311,643	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$879,648	19.92%	$353,265	8.00%	$441,581	10.00%
Tier 1 capital to risk-weighted assets	$822,776	18.63%	$264,949	6.00%	$353,265	8.00%
Common equity tier 1 capital to risk-weighted assets	$822,776	18.63%	$198,712	4.50%	$287,028	6.50%
Tier 1 capital to average total assets	$822,776	13.63%	$241,417	4.00%	$301,771	5.00%

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both June 30, 2018 and December 31, 2017, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income or loss for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2018 and December 31, 2017, the Bank’s legal surplus amounted to $85.2 million and $81.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the six-month periods ended June 30, 2018 and 2017, Oriental did not purchase any shares under the program.

At June 30, 2018 the number of shares that may yet be purchased under the $70 million program is estimated at 550,239 and was calculated by dividing the remaining balance of $7.7 million by $14.05 (closing price of Oriental's common stock at June 30, 2018).

The activity in connection with common shares held in treasury by Oriental for the six-month periods ended June 30, 2018 and 2017 is set forth below:

	Six-Month Period Ended June 30,
	2018		2017
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,678,427	$104,502	8,711,025	$104,860
Common shares used upon lapse of restricted stock units	(35,753)	(533)	(32,598)	(358)
End of period	8,642,674	$103,969	8,678,427	$104,502

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of June 30, 2018 and December 31, 2017 consisted of:

	June 30,	December 31,
	2018	2017
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(17,967)	$(3,003)
Income tax effect of unrealized loss on securities available-for-sale	2,449	365
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(15,518)	(2,638)
Unrealized gain (loss) on cash flow hedges	421	(510)
Income tax effect of unrealized (gain) loss on cash flow hedges	(165)	199
Net unrealized gain (loss) on cash flow hedges	256	(311)
Accumulated other comprehensive (loss), net of income taxes	$(15,262)	$(2,949)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,
	2018			2017
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(12,274)	$89	$(12,185)	$3,850	$(502)	$3,348
Other comprehensive loss before reclassifications	(3,178)	(281)	(3,459)	(3,618)	(189)	(3,807)
Amounts reclassified out of accumulated other comprehensive income (loss)	(66)	448	382	24	128	152
Other comprehensive income (loss)	(3,244)	167	(3,077)	(3,594)	(61)	(3,655)
Ending balance	$(15,518)	$256	$(15,262)	$256	$(563)	$(307)

	Six-Month Period Ended June 30,
	2018			2017
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)	$2,209	$(613)	$1,596
Other comprehensive loss before reclassifications	(12,754)	(255)	(13,009)	(1,911)	(227)	(2,138)
Amounts reclassified out of accumulated other comprehensive income (loss)	(126)	822	696	(42)	277	235
Other comprehensive income (loss)	(12,880)	567	(12,313)	(1,953)	50	(1,903)
Ending balance	$(15,518)	$256	$(15,262)	$256	$(563)	$(307)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2018 and 2017:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended June 30,
	2018	2017
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$448	$128	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	6,891	Income tax expense
Residual tax effect from OIB's change in applicable tax rate	-	95	Income tax expense
Tax effect from changes in tax rates	(66)	(71)	Income tax expense
	$382	$7,043

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Six-Month Period Ended June 30,
	2018	2017
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$822	$277	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	6,891	Income tax expense
Residual tax effect from OIB's change in applicable tax rate	5	103	Income tax expense
Tax effect from changes in tax rates	(131)	(145)	Income tax expense
	$696	$7,126

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2018 and 2017 is as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$19,649	$17,104	$36,566	$32,254
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,629)	(3,255)	(3,256)
Convertible preferred stock (Series C)	(1,837)	(1,837)	(3,675)	(3,675)
Income available to common shareholders	$16,184	$13,638	$29,636	$25,323
Effect of assumed conversion of the convertible preferred stock	1,837	1,837	3,675	3,675
Income available to common shareholders assuming conversion	$18,021	$15,475	$33,311	$28,998

Weighted average common shares and share equivalents:
Average common shares outstanding	43,975	43,947	43,965	43,931
Effect of dilutive securities:
Average potential common shares-options	113	15	54	24
Average potential common shares-assuming conversion of convertible preferred stock	7,138	7,138	7,138	7,138
Total weighted average common shares outstanding and equivalents	51,226	51,100	51,157	51,093
Earnings per common share - basic	$0.36	$0.30	$0.67	$0.58
Earnings per common share - diluted	$0.35	$0.30	$0.65	$0.57

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at June 30, 2018, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters and six-month periods ended June 30, 2018 and 2017 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended June 30, 2018 and 2017, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 433,493 and 967,041, respectively. For the six-month period ended June 30, 2018 and 2017, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 442,221 and 890,472, respectively.

NOTE 19 – GUARANTEES

At June 30, 2018 and December 31, 2017 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $21.3 million and $21.1 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse, pursuant to FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2018 and December 31, 2017, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $5.9 million and $6.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2018 and 2017.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$264	$570	$358	$710
Net (charge-offs/terminations) recoveries	(75)	(111)	(169)	(251)
Balance at end of period	$189	$459	$189	$459

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended June 30, 2018, Oriental did not repurchase any mortgage loans subject to credit recourse provisions. During the quarter ended June 30, 2017, Oriental repurchased approximately $66 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions. During the six-month periods ended June 30, 2018, Oriental did not repurchase any mortgage loans subject to credit recourse provisions. During the six-month periods ended June 30, 2017, Oriental repurchased approximately $107 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2018, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $189 thousand (December 31, 2017– $358 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended June 30, 2018, Oriental repurchased $2.4 million (June 30, 2017 – $1.4 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the six-month periods ended June 30, 2018, Oriental repurchased $4.7 million (June 30, 2017 – $2.3 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During the quarters ended June 30, 2018 and 2017, Oriental recognized $375 thousand and $254 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $31 thousand and $283 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties. During the six-month periods ended June 30, 2018 and 2017, Oriental recognized $375 thousand and $354 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $30 thousand and $590 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of the customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2018, Oriental serviced $880.4 million (December 31, 2017 - $864.9 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At June 30, 2018, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $651 thousand (December 31, 2017 - $440 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at June 30, 2018 and December 31, 2017 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit	$539,661	$485,019
Commercial letters of credit	1,735	494

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

At June 30, 2018 and December 31, 2017, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $567 thousand at both June 30, 2018 and December 31, 2017.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2018 and December 31, 2017, is as follows:

	June 30,	December 31,
	2018	2017
	(In thousands)
Standby letters of credit and financial guarantees	$21,343	$21,107
Loans sold with recourse	5,917	6,420

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

Lease Commitments

Oriental has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the quarters ended June 30, 2018 and 2017, amounted to $3.2 million and $2.5 million, respectively.  For the six-month periods ended June 30, 2018 and 2017, rent expense amounted to $5.4 million and $4.5 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at June 30, 2018, exclusive of taxes, insurance, and maintenance expenses payable by Oriental, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2018	$4,995
2019	5,542
2020	4,000
2021	3,127
2022	2,485
Thereafter	6,880
$27,029

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), an independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At June 30, 2018 and December 31, 2017, Oriental did not have investment securities classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	June 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$872,341	$-	$872,341
Trading securities	-	418	-	418
Money market investments	6,991	-	-	6,991
Derivative assets	-	1,100	-	1,100
Servicing assets	-	-	10,829	10,829
Derivative liabilities	-	(679)	-	(679)
	$6,991	$873,180	$10,829	$891,000
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$69,799	$69,799
Foreclosed real estate	-	-	40,551	40,551
Other repossessed assets	-	-	5,483	5,483
	$-	$-	$115,833	$115,833

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2018 and 2017:

	Servicing assets
	Quarter Ended June 30,
Level 3 Instruments Only	2018	2017
	(In thousands)
Balance at beginning of period	$10,533	$9,688
New instruments acquired	389	540
Principal repayments	(210)	(164)
Changes in fair value of servicing assets	117	(198)
Balance at end of period	$10,829	$9,866

	Servicing assets
	Six-Month Period Ended June 30,
Level 3 Instruments Only	2018	2017
	(In thousands)
Balance at beginning of period	$9,821	$9,858
New instruments acquired	741	1,074
Principal repayments	(409)	(326)
Changes in fair value of servicing assets	676	(740)
Balance at end of period	$10,829	$9,866

During the quarters and six-month periods ended June 30, 2018 and 2017, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2018:

	June 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,829	Cash flow valuation	Constant prepayment rate	4.66% -8.64%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$35,131	Fair value of property or collateral	Appraised value less disposition costs	17.20% - 34.20%

Other non-collateral dependent impaired loans	$34,668	Cash flow valuation	Discount rate	4.25% - 10.50%

Foreclosed real estate	$40,551	Fair value of property or collateral	Appraised value less disposition costs	17.20% - 34.20%

Other repossessed assets	$5,483	Fair value of property or collateral	Estimated net realizable value less disposition costs	36.00% - 64.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at June 30, 2018 and December 31, 2017 is as follows:

	June 30,		December 31,
	2018		2017
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$375,335	$375,335	$485,203	$485,203
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$418	$418	$191	$191
Investment securities available-for-sale	$872,341	$872,341	$645,797	$645,797
Investment securities held-to-maturity	$447,947	$465,427	$497,681	$506,064
Federal Home Loan Bank (FHLB) stock	$14,919	$14,919	$13,995	$13,995
Other investments	$3	$3	$3	$3
Derivative assets	$1,100	$1,100	$771	$771
Financial Liabilities:
Derivative liabilities	$679	$679	$1,281	$1,281
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$3,897,042	$4,315,866	$3,842,907	$4,056,329
Accrued interest receivable	$34,476	$34,476	$49,969	$49,969
Servicing assets	$10,829	$10,829	$9,821	$9,821
Accounts receivable and other assets	$35,693	$35,693	$41,898	$41,898
Financial Liabilities:
Deposits	$4,850,971	$4,880,201	$4,782,197	$4,799,482
Securities sold under agreements to repurchase	$385,430	$387,770	$191,104	$192,869
Advances from FHLB	$127,994	$128,114	$99,509	$99,643
Other borrowings	$299	$299	$153	$153
Subordinated capital notes	$33,784	$36,083	$33,080	$36,083
Accrued expenses and other liabilities	$80,019	$80,019	$86,791	$86,791

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2018 and December 31, 2017:

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,365	$1,852	$2,884	$3,703
Savings accounts fees	157	162	312	317
Electronic banking fees	8,286	7,676	15,856	15,360
Credit life commissions	139	154	258	304
Branch service commissions	396	104	723	251
Servicing and other loan fees	618	305	1,220	789
International fees	179	202	349	349
Miscellaneous income	4	3	5	11
Total banking service revenues	11,144	10,458	21,607	21,084

Wealth management revenue:
Insurance income	1,405	1,551	2,644	3,101
Broker fees	1,657	1,795	3,447	3,670
Trust fees	2,902	2,799	5,597	5,347
Retirement plan and administration fees	298	342	584	584
Investment banking fees	-	29	9	29
Total wealth management revenue	6,262	6,516	12,281	12,731

Mortgage banking activities:
Net servicing fees	1,318	1,185	3,072	2,006
Net gains on sale of mortgage loans and valuation	77	310	80	484
Other	(407)	(536)	(407)	(944)
Total mortgage banking activities	988	959	2,745	1,546
Total banking and financial service revenues	$18,394	$17,933	$36,633	$35,361

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2018 and 2017:

	Quarter Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$78,133	$14	$9,859	$88,006	$-	$88,006
Interest expense	(7,132)	-	(3,286)	(10,418)	-	(10,418)
Net interest income	71,001	14	6,573	77,588	-	77,588
Provision for loan and lease losses	(14,744)	-	(3)	(14,747)	-	(14,747)
Non-interest income	12,240	6,448	15	18,703	-	18,703
Non-interest expenses	(46,109)	(5,282)	(909)	(52,300)	-	(52,300)
Intersegment revenue	542	-	-	542	(542)	-
Intersegment expenses	-	(208)	(334)	(542)	542	-
Income before income taxes	$22,930	$972	$5,342	$29,244	$-	$29,244
Income tax expense	8,943	379	273	9,595	-	9,595
Net income	$13,987	$593	$5,069	$19,649	$-	$19,649
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

	Quarter Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,019	$18	$8,903	$85,940	$-	$85,940
Interest expense	(6,820)	-	(3,557)	(10,377)	-	(10,377)
Net interest income	70,199	18	5,346	75,563	-	75,563
Provision for loan and lease losses	(26,526)	-	(10)	(26,536)	-	(26,536)
Non-interest income	11,776	6,329	6,781	24,886	-	24,886
Non-interest expenses	(47,402)	(4,100)	(1,314)	(52,816)	-	(52,816)
Intersegment revenue	346	-	71	417	(417)	-
Intersegment expenses	(71)	(254)	(92)	(417)	417	-
Income before income taxes	$8,322	$1,993	$10,782	$21,097	$-	$21,097
Income tax expense (benefit)	3,246	777	(30)	3,993	-	3,993
Net income	$5,076	$1,216	$10,812	$17,104	$-	$17,104
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$152,507	$26	$18,643	$171,176	$-	$171,176
Interest expense	(13,422)	-	(6,172)	(19,594)	-	(19,594)
Net interest income	139,085	26	12,471	151,582	-	151,582
Provision for loan and lease losses, net	(30,199)	-	(8)	(30,207)	-	(30,207)
Non-interest income	24,433	12,756	28	37,217	-	37,217
Non-interest expenses	(94,190)	(8,568)	(1,663)	(104,421)	-	(104,421)
Intersegment revenue	903	-	-	903	(903)	-
Intersegment expenses	-	(387)	(516)	(903)	903	-
Income before income taxes	$40,032	$3,827	$10,312	$54,171	$-	$54,171
Income tax expense	15,612	1,493	500	17,605	-	17,605
Net income	$24,420	$2,334	$9,812	$36,566	$-	$36,566
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

	Six-Month Period Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$154,592	$30	$17,496	$172,118	$-	$172,118
Interest expense	(13,634)	-	(8,303)	(21,937)	-	(21,937)
Net interest income	140,958	30	9,193	150,181	-	150,181
Provision for loan and lease losses, net	(44,168)	-	(22)	(44,190)	-	(44,190)
Non-interest income	25,003	12,257	6,700	43,960	-	43,960
Non-interest expenses	(93,456)	(8,320)	(2,724)	(104,500)	-	(104,500)
Intersegment revenue	810	-	142	952	(952)	-
Intersegment expenses	(142)	(565)	(245)	(952)	952	-
Income before income taxes	$29,005	$3,402	$13,044	$45,451	$-	$45,451
Income tax expense	11,312	1,327	558	13,197	-	13,197
Net income	$17,693	$2,075	$12,486	$32,254	$-	$32,254
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

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

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2017 Form 10-K, we identified the following accounting policies as critical because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•        Fair value measurements of financial instruments

•        Interest on loans and allowance for loan losses

•        Acquisition accounting for loans

•        Income taxes

•        Goodwill

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. As part of Oriental’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended June 30, 2018, an assessment of the look-back period and historical loss factor was performed for auto and leasing and consumer and commercial loan portfolios. The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2018. As a result, for the commercial portfolio, the look-back period was extended to 40 months from 36 months.  For auto and consumer portfolios, a look back period of 24 months was maintained, and for the residential mortgage portfolio, the period was extended to 24 from 12 months.  In addition, during the quarter ended June 30, 2018, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look-back period and the result of the assessment in economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2017 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$88,006	$85,940	2.4%	$171,176	$172,118	-0.5%
Interest expense	10,418	10,377	0.4%	19,594	21,937	-10.7%
Net interest income	77,588	75,563	2.7%	151,582	150,181	0.9%
Provision for loan and lease losses, net	14,747	26,536	-44.4%	30,207	44,190	-31.6%
Net interest income after provision for loan and lease losses	62,841	49,027	28.2%	121,375	105,991	14.5%
Non-interest income	18,703	24,886	-24.8%	37,217	43,960	-15.3%
Non-interest expenses	52,300	52,816	-1.0%	104,421	104,500	-0.1%
Income before taxes	29,244	21,097	38.6%	54,171	45,451	19.2%
Income tax expense	9,595	3,993	140.3%	17,605	13,197	33.4%
Net income	19,649	17,104	14.9%	36,566	32,254	13.4%
Less: dividends on preferred stock	(3,465)	(3,466)	0.0%	(6,930)	(6,931)	0.0%
Income available to common shareholders	$16,184	$13,638	18.7%	$29,636	$25,323	17.0%
PER SHARE DATA:
Basic	$0.36	$0.30	20.0%	$0.67	$0.58	15.5%
Diluted	$0.35	$0.30	16.7%	$0.65	$0.57	14.0%
Average common shares outstanding	43,975	43,947	0.1%	43,965	43,931	0.1%
Average common shares outstanding and equivalents	51,226	51,100	0.2%	51,157	51,093	0.1%
Cash dividends declared per common share	$0.06	$0.06	0.0%	$0.12	$0.12	0.0%
Cash dividends declared on common shares	$2,640	$2,640	0.0%	$5,278	$5,277	0.0%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.23%	1.09%	12.8%	1.16%	1.02%	13.7%
Return on average tangible common equity	9.20%	8.01%	14.9%	8.47%	7.51%	12.8%
Return on average common equity (ROE)	8.15%	7.06%	15.4%	7.50%	6.61%	13.5%
Efficiency ratio	5.16%	5.10%	1.2%	5.15%	5.07%	1.6%
Interest rate spread	5.24%	5.18%	1.2%	5.23%	5.14%	1.8%

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2018	2017	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,353,108	$1,166,050	16.0%
Loans and leases, net	4,315,866	4,056,329	6.4%
Total investments and loans	$5,668,974	$5,222,379	8.6%
Deposits and borrowings
Deposits	$4,880,201	$4,799,482	1.7%
Securities sold under agreements to repurchase	387,770	192,869	101.1%
Other borrowings	164,496	135,879	21.1%
Total deposits and borrowings	$5,432,467	$5,128,230	5.9%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	541,734	541,600	0.0%
Legal surplus	85,249	81,454	4.7%
Retained earnings	221,441	200,878	10.2%
Treasury stock, at cost	(103,969)	(104,502)	0.5%
Accumulated other comprehensive (loss)	(15,262)	(2,949)	-417.5%
Total stockholders' equity	$957,819	$945,107	1.3%
Per share data
Book value per common share	$18.01	$17.73	1.6%
Tangible book value per common share	$15.96	$15.67	1.8%
Market price at end of period	$14.05	$9.40	49.5%
Capital ratios
Leverage capital	13.92%	13.92%	0.0%
Common equity Tier 1 capital ratio	14.14%	14.59%	-3.1%
Tier 1 risk-based capital	18.38%	19.05%	-3.5%
Total risk-based capital	19.67%	20.34%	-3.3%
Equity to assets ratio	14.73%	15.27%	-3.5%
Financial assets managed
Trust assets managed	$2,953,335	$3,039,998	-2.9%
Broker-dealer assets gathered	$2,262,454	$2,250,460	0.5%

FINANCIAL HIGHLIGHTS

Our earnings per share in the second quarter increased more than 17% from the first quarter and more than 16% year over year. Virtually every one of our financial performance metrics confirms the success of our strategies, people and technology.

For the third quarter in a row, loan growth, new loan production, and return on average tangible common stockholders' equity are up, while credit quality remained stable. For two quarters in a row, customer count, banking and financial service revenues, core retail deposits and NIM increased, and delinquency rates remained below pre-hurricane levels.

Our efforts to differentiate Oriental through superior service and technology is working. During the second quarter of 2018, we launched Oriental SmallBiz, another banking first for Puerto Rico, where new and existing customers can apply online for commercial credit. Services like these enable us to step up our ability to reach out to customers and clients fácil, rápido, hecho (easy, fast, done).

We are also encouraged as OFG continues to build solid capital, with tangible book value per common share at $15.96, up from the prior quarter more than 6% on an annualized basis. All indicators are positive, positioning us well to continue this trend for the rest of 2018.

While Puerto Rico faces similar challenges as before, now that insurance and federal funds are flowing, economic activity and optimism are gaining momentum. Based on what we have seen to date, we are confident about Oriental’s ability to continue to grow, deliver great customer experience and performance, and help Puerto Rico recover.

Summary of second quarter of 2018

•        Net income available to shareholders was $16.2 million, or $0.35 per fully diluted share, compared to the first quarter of 2018 $13.5 million and the second quarter of 2017 $13.6 million, equal to $0.30 per share, respectively.

•        Average loan balances of $4.3 billion increased 3.0% from the preceding quarter as growth of originated loans is outpacing the anticipated runoff of acquired loans.

•        New loan production of $432.1 million grew 39.7% from the first quarter of 2018 with increases in production across the board in all categories.

•        Average core deposit balances of $4.4 billion rose 1.6% from the first quarter of 2018 with a 6.2% increase in non-interest bearing accounts to a record high $1.1 billion.

•        Customer count grew 1% from the first quarter of 2018 and 3% year over year as our strategy of differentiation, delivering superior customer convenience with innovative technology solutions, continues to be successful.

•        Total provision for loan and lease losses of $14.7 million dropped 4.6% from the preceding quarter as credit quality remains stable.

•        All key performance metrics improved from the first quarter of 2018 with net interest margin at 5.24%, return on average assets at 1.23%, return on average tangible common stockholders’ equity at 9.20%, and the efficiency ratio at 54.49%.

•        Tangible book value per common share of $15.96 at June 30, 2018 increased 6.4% annualized from March 31, 2018.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2018 and 2017:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2018 AND 2017

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$88,006	$85,940	5.95%	5.89%	$5,933,775	$5,848,525
Tax equivalent adjustment	1,218	1,302	0.08%	0.09%	-	-
Interest-earning assets - tax equivalent	89,224	87,242	6.03%	5.98%	5,933,775	5,848,525
Interest-bearing liabilities	10,418	10,377	0.78%	0.79%	5,311,070	5,293,848
Tax equivalent net interest income / spread	78,806	76,865	5.24%	5.19%	622,705	554,677
Tax equivalent interest rate margin			5.33%	5.27%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	8,335	7,746	2.51%	2.33%	1,330,138	1,334,938
Interest bearing cash and money market investments	1,242	956	1.70%	1.00%	293,431	384,037
Total investments	9,577	8,702	2.37%	2.03%	1,623,569	1,718,975
Non-acquired loans
Mortgage	8,752	9,411	5.17%	5.40%	679,133	698,782
Commercial	20,518	16,688	5.83%	5.33%	1,411,177	1,256,827
Consumer	8,833	8,075	11.05%	11.06%	320,687	292,739
Auto and leasing	23,080	19,275	9.27%	9.63%	999,047	803,201
Total non-acquired loans	61,183	53,449	7.20%	7.03%	3,410,044	3,051,549
Acquired loans:
Acquired BBVAPR
Mortgage	6,916	7,694	5.49%	5.66%	505,384	545,490
Commercial	3,601	4,517	7.13%	7.31%	202,530	247,815
Consumer	2,336	2,847	17.11%	18.93%	54,763	60,317
Auto	1,027	2,694	9.33%	11.27%	44,153	95,857
Total acquired BBVAPR loans	13,880	17,752	6.90%	7.50%	806,830	949,479
Acquired Eurobank	3,366	6,037	14.47%	18.84%	93,332	128,522
Total loans	78,429	77,238	7.30%	7.50%	4,310,206	4,129,550
Total interest-earning assets	88,006	85,940	5.95%	5.89%	5,933,775	5,848,525

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	966	1,051	0.37%	0.39%	1,052,465	1,080,135
Savings and money market	1,555	1,485	0.51%	0.52%	1,230,741	1,151,650
Individual retirement accounts	299	380	0.56%	0.63%	213,750	242,009
Retail certificates of deposits	2,406	1,769	1.63%	1.24%	591,885	571,266
Total core deposits	5,226	4,685	0.69%	0.63%	3,088,841	3,045,060
Institutional deposits	76	653	0.15%	1.17%	206,695	223,788
Brokered deposits	2,134	2,084	1.82%	1.45%	470,775	575,642
Total wholesale deposits	2,210	2,737	1.32%	1.39%	677,470	799,430
	7,436	7,422	0.79%	0.77%	3,766,311	3,844,490
Non-interest bearing deposits	-	-	0.00%	0.00%	1,082,145	835,026
Core deposit intangible amortization	215	230	0.00%	0.00%	-	-
Total deposits	7,651	7,652	0.63%	0.66%	4,848,456	4,679,516
Borrowings:
Securities sold under agreements to repurchase	1,840	1,734	2.09%	1.47%	353,313	472,338
Advances from FHLB and other borrowings	448	607	2.45%	2.30%	73,218	105,911
Subordinated capital notes	479	384	5.29%	4.27%	36,083	36,083
Total borrowings	2,767	2,725	2.40%	1.78%	462,614	614,332
Total interest bearing liabilities	10,418	10,377	0.79%	0.79%	5,311,070	5,293,848
Net interest income / spread	$77,588	$75,563	5.16%	5.10%
Interest rate margin			5.24%	5.18%
Excess of average interest-earning assets over average interest-bearing liabilities					$622,705	$554,677
Average interest-earning assets to average interest-bearing liabilities ratio					111.72%	110.48%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(483)	$1,358	$875
Loans	1,959	(768)	1,191
Total interest income	1,476	590	2,066
Interest Expense:
Deposits	276	(277)	(1)
Repurchase agreements	(437)	546	109
Other borrowings	(228)	161	(67)
Total interest expense	(389)	430	41
Net Interest Income	$1,865	$160	$2,025

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$171,176	$172,118	5.91%	5.90%	$5,842,933	$5,887,428
Tax equivalent adjustment	2,380	2,577	0.08%	0.09%	-	-
Interest-earning assets - tax equivalent	173,556	174,695	5.99%	5.99%	5,842,933	5,887,428
Interest-bearing liabilities	19,594	21,937	0.76%	0.83%	5,219,637	5,346,194
Tax equivalent net interest income / spread	153,962	152,758	5.23%	5.16%	623,296	541,234
Tax equivalent interest rate margin			5.31%	5.23%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	15,686	15,429	2.46%	2.31%	1,285,215	1,347,492
Interest bearing cash and money market investments	2,449	1,801	1.59%	0.89%	310,726	407,442
Total investments	18,135	17,230	2.29%	1.98%	1,595,941	1,754,934
Non-acquired loans
Mortgage	17,757	18,932	5.26%	5.41%	681,265	705,167
Commercial	38,793	32,685	5.75%	5.27%	1,360,811	1,251,179
Consumer	17,265	15,722	10.91%	11.08%	318,991	286,149
Auto and leasing	44,149	38,065	9.21%	9.70%	966,251	791,008
Total non-acquired loans	117,964	105,404	7.15%	7.01%	3,327,318	3,033,503
Acquired loans:
Acquired BBVAPR
Mortgage	13,988	15,585	5.54%	5.69%	509,626	552,177
Commercial	7,290	9,500	7.07%	7.56%	207,975	253,286
Consumer	4,724	5,779	16.96%	19.04%	56,156	61,207
Auto	2,367	5,973	9.46%	11.27%	50,478	106,895
Total acquired BBVAPR loans	28,369	36,837	6.94%	7.63%	824,235	973,566
Acquired Eurobank	6,708	12,647	14.17%	20.33%	95,438	125,425
Total loans	153,041	154,888	7.27%	7.56%	4,246,991	4,132,494
Total interest-earning assets	171,176	172,118	5.91%	5.90%	5,842,932	5,887,428

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$1,864	$2,092	0.36%	0.39%	$1,055,779	$1,086,228
Savings and money market	3,052	2,966	0.51%	0.52%	1,218,488	1,157,811
Individual retirement accounts	635	806	0.58%	0.66%	218,996	247,785
Retail certificates of deposits	4,866	3,418	1.65%	1.24%	594,169	556,568
Total core deposits	10,417	9,282	0.64%	0.65%	3,087,432	3,048,392
Institutional deposits	82	1,294	0.08%	1.16%	205,336	223,991
Brokered deposits	4,020	3,969	1.73%	1.39%	468,718	575,098
Total wholesale deposits	4,102	5,263	0.61%	0.66%	674,054	799,089
	14,519	14,545	0.78%	0.76%	3,761,486	3,847,481
Non-interest bearing deposits	-	-	0.00%	-0.01%	1,050,642	$833,852
Core deposit intangible amortization	430	460	0.00%	0.00%	-	-
Total deposits	14,949	15,005	0.63%	0.65%	4,812,128	4,681,333
Borrowings:
Securities sold under agreements to repurchase	2,918	4,979	1.94%	1.92%	302,728	523,272
Advances from FHLB and other borrowings	822	1,202	2.41%	2.30%	68,698	105,506
Subordinated capital notes	905	751	5.05%	4.20%	36,083	36,083
Total borrowings	4,645	6,932	2.30%	2.10%	407,509	664,861
Total interest-bearing liabilities	19,594	21,937	0.76%	0.83%	5,219,637	5,346,194
Net interest income / spread	$151,582	$150,181	5.15%	5.07%
Interest rate margin			5.23%	5.14%
Excess of average interest-earning assets over average interest-bearing liabilities					$623,296	$541,234
Average interest-earning assets to average interest-bearing liabilities ratio					111.94%	110.12%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,561)	$2,466	$905
Loans	2,107	(3,952)	(1,845)
Total interest income	546	(1,486)	(940)
Interest Expense:
Deposits	419	(475)	(56)
Repurchase agreements	(2,099)	39	(2,060)
Other borrowings	(508)	281	(227)
Total interest expense	(2,188)	(155)	(2,343)
Net Interest Income	$2,734	$(1,331)	$1,403

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

Comparison for the quarters ended June 30, 2018 and 2017

Net interest income of $77.6 million increased $2.0 million from $75.6 million. Interest rate spread increased 6 basis points to 5.16% from 5.10% and net interest margin increased 6 basis points to 5.24% from 5.18%. These increases are mainly due to the net effect of an increase of 6 basis points in the average yield of total interest earning assets.

Net interest income increased as a result of:

•         Higher interest income from originated loans of $7.7 million, reflecting higher balances in the commercial and auto portfolios; and

•         Higher interest income from investment of $875 thousand, reflecting an increase in interest rates of $1.4 million, partially offset by a decrease in volume of $483 thousand.

Such increases in net interest income were partially offset by:

•         A decrease of $6.5 million in the interest income from acquired loans as such loans continue to be repaid.

Comparison of six-month periods ended June 30, 2018 and 2017

Net interest income of $151.6 million increased $1.4 million compared with $150.2 million. Interest rate spread increased 8 basis points from 5.07% to 5.15% and net interest margin increased 9 basis points to 5.23% from 5.14%. These increases are mainly due to the net effect of 1 basis points increase in the average yield of interest-earning assets from 5.90% to 5.91% and to 7 basis points decrease in average costs of interest-bearing liabilities from 0.83% to 0.76%

Net interest income increased as a result of:

•         Higher interest income from originated loans of $12.6 million, reflecting higher balances in the commercial, auto and consumer portfolios;

•         Higher interest income from investment of $905 thousand, reflecting an increase in interest rates of $2.5 million, partially offset by a decrease in volume of $1.6 million; and

•         Lower interest expenses on repurchase agreements and other borrowings of $2.3 million as a result of the repayment of high cost repurchase agreements and FHLB advances.

Such increases in net interest income were partially offset by:

•         A decrease of $14.4 million in the interest income from acquired loans as such loans continue to be repaid.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in thousands)
Banking service revenue	$11,144	$10,458	6.6%	$21,607	$21,084	2.5%
Wealth management revenue	6,262	6,516	-3.9%	12,281	12,731	-3.5%
Mortgage banking activities	988	959	3.0%	2,745	1,546	77.6%
Total banking and financial service revenue	18,394	17,933	2.6%	36,633	35,361	3.6%
FDIC shared-loss benefit	-	-	0.0%	-	1,403	-100.0%
Net gain on:
Sale of securities available for sale	-	6,891	-100.0%	-	6,891	-100.0%
Derivatives	-	22	-100.0%	-	103	-100.0%
Early extinguishment of debt	-	(80)	100.0%	-	(80)	100.0%
Other non-interest income	309	120	157.5%	584	282	107.1%
	309	6,953	-95.6%	584	8,599	-93.2%
Total non-interest income, net	$18,703	$24,886	-24.8%	$37,217	$43,960	-15.3%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended June 30, 2018 and 2017

Oriental recorded non-interest income, net, in the amount of $18.7 million, compared to $24.9 million, a decrease of 24.8%, or $6.2 million. The decrease in non-interest income was mainly due to:

•         The sale of $166.0 million in mortgage-backed securities during the second quarter of 2017,  which generated a gain of $6.9 million.

Comparison of six-month periods ended June 30, 2018 and 2017

Oriental recorded non-interest income, net, in the amount of $37.2 million, compared to $44.0 million, a decrease of 15.3%, or $6.7 million. The decrease in non-interest income was mainly due to:

•         The sale of $166.0 million in mortgage-backed securities during the second quarter of 2017,  which generated a gain of $6.9 million; and

•         The termination of the FDIC shared-loss agreement during the first quarter of 2017 resulting in the recognition of a $1.4 million gain.

 The decrease was partially offset by:

•         An increase of $1.2 million in mortgage banking activities which included $1.0 million in other income from servicing assets due to higher book balances of mortgage loans, mainly attributed to the hurricane related moratorim.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2018	2017	Variance %	2018	2017	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$18,099	$19,317	-6.3%	$38,707	$39,664	-2.4%
Professional and service fees	3,146	3,225	-2.4%	5,840	6,462	-9.6%
Occupancy and equipment	9,166	8,538	7.4%	16,934	15,735	7.6%
Insurance	1,482	1,183	25.3%	2,960	2,783	6.4%
Electronic banking charges	5,415	5,450	-0.6%	10,382	10,352	0.3%
Information technology expenses	2,000	2,069	-3.3%	4,009	4,068	-1.5%
Advertising, business promotion, and strategic initiatives	1,024	1,405	-27.1%	2,371	2,800	-15.3%
Loss on sale of foreclosed real estate and other repossessed assets	392	1,787	-78.1%	1,618	3,113	-48.0%
Loan servicing and clearing expenses	1,227	1,270	-3.4%	2,388	2,459	-2.9%
Taxes, other than payroll and income taxes	2,384	2,393	-0.4%	4,645	4,764	-2.5%
Communication	815	913	-10.7%	1,700	1,828	-7.0%
Printing, postage, stationery and supplies	605	665	-9.0%	1,249	1,303	-4.1%
Director and investor relations	337	274	23.0%	577	554	4.2%
Credit related expenses	1,897	2,217	-14.4%	4,316	4,843	-10.9%
Other operating expenses	4,311	2,110	104.3%	6,725	3,772	78.3%
Total non-interest expenses	$52,300	$52,816	-1.0%	$104,421	$104,500	-0.1%
Relevant ratios and data:
Efficiency ratio	54.49%	56.49%		55.48%	56.32%
Compensation and benefits to non-interest expense	34.61%	36.57%		37.07%	37.96%
Compensation to average total assets owned	1.11%	1.23%		1.19%	1.25%
Average number of employees	1,354	1,462		1,354	1,449
Average compensation per employee	$13.37	$13.21		$28.59	$27.37
Average loans per average employee	$3,183	$2,825		$3,137	$2,854

Non-Interest Expenses

Comparison of quarters ended June 30, 2018 and 2017

Non-interest expense was $52.3 million, representing a slight decrease of 1.0% compared to $52.8 million.

The decrease in non-interest expenses was driven by:

•        Lower loss on sale of foreclosed real estate and other repossessed assets by $1.4 million in the second quarter of 2018; and

•        Lower compensation and employee benefits by $1.2 million, mainly due to a decrease in the average number of employees.

The decreases in the foregoing non-interest expenses were offset by:

•        Higher other operating expenses by $2.2 million, mainly attributed to an increase in claims and settlements accruals and other losses, and to minor repairs to physical assets related to the impact of hurricanes.

The efficiency ratio improved to 54.49% from 56.49%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the quarters ended June 30, 2018 and 2017 amounted to $309 thousand and $7.0 million, respectively.

Oriental implemented its disaster response plan as hurricanes Irma and Maria approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security services, property damages, and emergency communication with customers regarding the status of Bank operations. Estimated losses at December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at June 30, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company in December 2017 and a $0.7 million payment during the six-month period ended June 30, 2018. Accordingly, a receivable of $0.5 million and $1.2 million was included in other assets at June 30, 2018 and December 31, 2017, respectively, for the expected recovery.

Comparison of six-month periods ended June 30, 2018 and 2017

Non-interest expense was $104.4 million, representing a slight decrease of 0.1% compared to $104.5 million.

The decrease in non-interest expenses for the six-month period ended June 30, 2018 was driven by:

•        Lower loss on sale of foreclosed real estate and other repossessed assets by $1.5 million, particularly attributed to an increase in gain on sales of $762 thousand and other repossessed assets markdowns of $1.1 million;

•        Lower compensation and employee benefits by $1.0 million, mainly due to a decrease in the average number of employees;

•        Lower professional and services fees by $622 thousand, mainly due to a decrease in consulting and advisory expenses of $777 thousand;

•        Lower credit related expenses by $527 thousand related to a decrease in foreclosure legal fees of $281 thousand; and

•        Lower marketing expenses by $429 thousand.

The decreases in the foregoing non-interest expenses were offset by:

•        Higher other operating expenses by $3.0 million, mainly attributed to an increase in claims and settlements accruals and other losses, and to minor repairs to physical assets related to the impact of hurricanes.

•        Higher occupancy and equipment expenses by $1.2 million, particularly attributed to a lease cancellation fee of $1.5 million to bring more of our offices into the Oriental Center building.

The efficiency ratio improved to 55.48% from 56.32% for the same period in 2017. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the six-month periods ended June 30, 2018 and 2017 amounted to $584 thousand and $8.6 million, respectively.

Provision for Loan and Lease Losses

Comparison of quarters ended June 30, 2018 and 2017

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses decreased 44.4%, or $11.8 million, to $14.7 million. The decrease in the provision was mostly due to:

•        A $4.3 million provision in the second quarter of 2017 to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision to increase the general allowance on the remaining municipal loan portfolio; and

•        Most of the incremental commercial, consumer and auto charge-offs during the quarter ended June 30, 2018 were previously reserved.

Comparison of six-month periods ended June 30, 2018 and 2017

Provision for loan and lease losses decreased 31.6%, or $14.0 million, to $30.2 million. The decrease in the provision was mostly due to:

•        The additional provisions placed during the second quarter of 2017 described above; and

•        Most of the incremental commercial, consumer and auto charge-offs during the quarter ended June 30, 2018 were previously reserved.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Income Taxes

Comparison of quarters ended June 30, 2018 and 2017

Income tax expense was $9.6 million, compared to $4.0 million, reflecting the effective income tax rate of 32.6% and the net income before income taxes of $29.2 million for 2018.

Comparison of six-month periods ended June 30, 2018 and 2017

Income tax expense was $17.6 million, compared to $13.2 million, reflecting the effective income tax rate of 32.4% and the net income before income taxes of $54.2 million for 2018.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of the products were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2018 and 2017.

	Quarter Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$78,133	$14	$9,859	$88,006	$-	$88,006
Interest expense	(7,132)	-	(3,286)	(10,418)	-	(10,418)
Net interest income	71,001	14	6,573	77,588	-	77,588
Provision for loan and lease losses	(14,744)	-	(3)	(14,747)	-	(14,747)
Non-interest income	12,240	6,448	15	18,703	-	18,703
Non-interest expenses	(46,109)	(5,282)	(909)	(52,300)	-	(52,300)
Intersegment revenue	542	-	-	542	(542)	-
Intersegment expenses	-	(208)	(334)	(542)	542	-
Income before income taxes	$22,930	$972	$5,342	$29,244	$-	$29,244
Income tax expense	8,943	379	273	9,595	-	9,595
Net income	$13,987	$593	$5,069	$19,649	$-	$19,649
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

	Quarter Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$77,019	$18	$8,903	$85,940	$-	$85,940
Interest expense	(6,820)	-	(3,557)	(10,377)	-	(10,377)
Net interest income	70,199	18	5,346	75,563	-	75,563
Provision for loan and lease losses	(26,526)	-	(10)	(26,536)	-	(26,536)
Non-interest income	11,776	6,329	6,781	24,886	-	24,886
Non-interest expenses	(47,402)	(4,100)	(1,314)	(52,816)	-	(52,816)
Intersegment revenue	346	-	71	417	(417)	-
Intersegment expenses	(71)	(254)	(92)	(417)	417	-
Income before income taxes	$8,322	$1,993	10,782	$21,097	$-	$21,097
Income tax expense (benefit)	3,246	777	(30)	3,993	-	3,993
Net income	$5,076	$1,216	$10,812	$17,104	$-	$17,104
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

	Six-Month Period Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$152,507	$26	$18,643	$171,176	$-	$171,176
Interest expense	(13,422)	-	(6,172)	(19,594)	-	(19,594)
Net interest income	139,085	26	12,471	151,582	-	151,582
Provision for loan and lease losses	(30,199)	-	(8)	(30,207)	-	(30,207)
Non-interest income	24,433	12,756	28	37,217	-	37,217
Non-interest expenses	(94,190)	(8,568)	(1,663)	(104,421)	-	(104,421)
Intersegment revenue	903	-	-	903	(903)	-
Intersegment expenses	-	(387)	(516)	(903)	903	-
Income before income taxes	$40,032	$3,827	$10,312	$54,171	$-	$54,171
Income tax expense	15,612	1,493	500	17,605	-	17,605
Net income	$24,420	$2,334	$9,812	$36,566	$-	$36,566
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

	Six-Month Period Ended June 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$154,592	$30	$17,496	$172,118	$-	$172,118
Interest expense	(13,634)	-	(8,303)	(21,937)	-	(21,937)
Net interest income	140,958	30	9,193	150,181	-	150,181
Provision for loan and lease losses	(44,168)	-	(22)	(44,190)	-	(44,190)
Non-interest income	25,003	12,257	6,700	43,960	-	43,960
Non-interest expenses	(93,456)	(8,320)	(2,724)	(104,500)	-	(104,500)
Intersegment revenue	810	-	142	952	(952)	-
Intersegment expenses	(142)	(565)	(245)	(952)	952	-
Income before income taxes	$29,005	$3,402	$13,044	$45,451	$-	$45,451
Income tax expense	11,312	1,327	558	13,197	-	13,197
Net income	$17,693	$2,075	$12,486	$32,254	$-	$32,254
Total assets	$5,490,287	$22,531	$1,692,603	$7,205,421	$(969,595)	$6,235,826

Comparison of quarters ended June 30, 2018 and 2017

Banking

Oriental's banking segment net income before taxes increased $14.6 million to $22.9 million, reflecting that:

•        The provision for loan and lease losses in the second quarter of 2017 included $4.3 million to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision for loan and lease losses to increase the general allowance on the municipal loan portfolio, and most of the incremental commercial, consumer and auto charge-offs during the quarter ended June 30, 2018 were previously reserved;

•         Higher interest income by $1.1 million, reflecting more interest income from originated loans due to higher balances in the commercial and auto portfolios; and

•        Lower non-interest expenses by $1.3 million, mainly from lower losses on sale of foreclosed real estate and other repossessed assets by $1.4 million.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased $1.0 million to $972 thousand due to higher expenses by $1.2 million, mainly related to an increase in claims and settlements accruals.

Treasury

Treasury segment net income before taxes, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, decreased to $5.3 million, compared to $10.8 million, reflecting the sale of $166.0 million in mortgage-backed securities during the second quarter of 2017, which generated a gain of $6.9 million.

Comparison of six-month periods ended June 30, 2018 and 2017

Banking

Oriental's banking segment net income before taxes increased $11.0 million to $40.0 million, reflecting:

•        The lower provision for loan and lease losses by $14.0 million to $30.2 million related to the additional provisions placed during the second quarter of 2017;

Such decrease in the provision was partially offset by:

•         Lower interest income by $2.1 million reflecting a decrease in the interest income from acquired loans as such loans continue to be repaid.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $425 thousand to $3.8 million, mainly from changes in volume and market rates.

Treasury

Treasury segment net income before taxes decreased to $10.3 million, compared to $13.0 million, reflecting:

•         The sale of $166.0 million in mortgage-backed securities during the second quarter of 2017, which generated a gain of $6.9 million.

Such decrease was partially offset by:

•         Higher interest income from investment of $1.1 million, reflecting an increase in interest rates; and

•         Lower interest expenses on repurchase agreements and other borrowings of $2.1 million as a result of the repayment of high cost repurchase agreements and FHLB advances.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2018, Oriental’s total assets amounted to $6.502 billion representing an increase of 5.05% when compared to $6.189 billion at December 31, 2017. This increase is attributable to an increase in the loans portfolio and investments portfolios of $259.5 million and $187.1 million, respectively, partially offset by a decrease in cash and cash equivalents of $109.9 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At June 30, 2018, Oriental’s loan portfolio increased 6.4%. Loan production during the six-month period ended June 30, 2018, reached $741.5 million compared to $473.3 million in the year ago period, a 56.7% increase. The non-acquired loan portfolio increased $334.7 million from December 31, 2017 to $3.540 billion at June 30, 2018. The BBVAPR acquired loan portfolio decreased $64.7 million from December 31, 2017 to $761.2 million at June 30, 2018. The Eurobank acquired loan portfolio decreased $7.3 million from December 31, 2017 to $92.0 million at June 30, 2018.

Oriental's investment portfolio increased 16.0% to $1.353 billion at June 30, 2018, mainly attributed to the purchase of $260.0 million mortgage-backed securities available-for-sale and retained securitized GNMA pools totaling $37.6 million, partially offset by paydowns in the investment available-for-sale portfolio of $54.4 million and in the investment securities held-to-maturity portfolio of $38.6 million during the six-month period ended June 30, 2018.

Cash and cash equivalents decreased 22.6% to $375.3 million, mainly attributed to the funding of new loan growth and purchases of investments, partially offset by repurchase agreements and Federal Home Loan Bank advances.

Accrued interest receivable resulting from the loan payment moratorium has been decreasing from December 31, 2017, as most moratoriums have expired. Some of these accrued interests are payable at the end of the loan term.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At June 30, 2018, total assets managed by Oriental’s trust division and OPC amounted to $2.953 billion, compared to $3.040 billion at December 31, 2017. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2018, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.262 billion, compared to $2.250 billion at December 31, 2017. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

Goodwill

Goodwill recorded in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition is not amortized to expense but is tested at least annually for impairment. A quantitative annual impairment test is not required if, based on a qualitative analysis, Oriental determines that the existence of events and circumstances indicate that it is more likely than not that goodwill is not impaired. Oriental completes its annual goodwill impairment test as of October 31 of each year.  Oriental tests for impairment by first allocating its goodwill and other assets and liabilities, as necessary, to defined reporting units. A fair value is then determined for each reporting unit. If the fair values of the reporting units exceed their book values, no write-down of the recorded goodwill is necessary. If the fair values are less than the book values, an additional valuation procedure is necessary to assess the proper carrying value of the goodwill.

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

As of June 30, 2018, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2017, based on its annual goodwill impairment test, Oriental determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceeded its fair value by approximately $236.4 million, or 26%. Accordingly, Oriental proceeded to perform step two of the analysis. Based on the results of step two, Oriental determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the six-month period ended June 30, 2018, Oriental performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at June 30, 2018.

FDIC Indemnification Asset

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

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30	December 31	Variance
	2018	2017	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,055,100	$887,779	18.8%
Obligations of US government-sponsored agencies	2,541	2,879	-11.7%
US Treasury securities	10,450	10,163	2.8%
CMOs issued by US government-sponsored agencies	71,154	80,071	-11.1%
GNMA certificates	194,858	167,338	16.4%
Puerto Rico government and public instrumentalities	2,455	2,093	17.3%
FHLB stock	14,919	13,995	6.6%
Other debt securities	1,210	1,538	-21.3%
Other investments	421	194	117.0%
Total investments	1,353,108	1,166,050	16.0%
Loans	4,315,866	4,056,329	6.4%
Total investments and loans	5,668,974	5,222,379	8.6%
Other assets:
Cash and due from banks (including restricted cash)	371,374	481,212	-22.8%
Money market investments	6,991	7,021	-0.4%
Foreclosed real estate	40,551	44,174	-8.2%
Accrued interest receivable	34,476	49,969	-31.0%
Deferred tax asset, net	125,141	127,421	-1.8%
Premises and equipment, net	66,174	67,860	-2.5%
Servicing assets	10,829	9,821	10.3%
Derivative assets	1,100	771	42.7%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	89,883	92,356	-2.7%
Total other assets	832,588	966,674	-13.9%
Total assets	$6,501,562	$6,189,053	5.0%
Investment portfolio composition:
FNMA and FHLMC certificates	77.9%	76.1%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	0.8%	0.9%
CMOs issued by US government-sponsored agencies	5.3%	6.9%
GNMA certificates	14.4%	14.4%
Puerto Rico government and public instrumentalities	0.2%	0.2%
FHLB stock	1.1%	1.2%
Other debt securities and other investments	0.1%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	June 30	December 31	Variance
	2018	2017	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$678,259	$683,607	-0.8%
Commercial	1,507,368	1,307,261	15.3%
Consumer	339,341	330,039	2.8%
Auto and leasing	1,014,664	883,985	14.8%
	3,539,632	3,204,892	10.4%
Allowance for loan and lease losses on originated and other loans and leases	(94,218)	(92,718)	1.6%
	3,445,414	3,112,174	10.7%
Deferred loan costs, net	7,028	6,695	5.0%
Total originated and other loans held for investment, net	3,452,442	3,118,869	10.7%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,909	4,380	-33.6%
Consumer	25,736	28,915	-11.0%
Auto	11,283	21,969	-48.6%
	39,928	55,264	-27.8%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(2,726)	(3,862)	-29.4%
	37,202	51,402	-27.6%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	516,934	532,053	-2.8%
Commercial	223,853	243,092	-7.9%
Consumer	495	1,431	-65.4%
Auto	26,937	43,696	-38.4%
	768,219	820,272	-6.3%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(44,176)	(45,755)	-3.5%
	724,043	774,517	-6.5%
Total acquired BBVAPR loans, net	761,245	825,919	-7.8%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	65,637	69,538	-5.6%
Commercial	49,706	53,793	-7.6%
Consumer	935	1,112	-15.9%
	116,278	124,443	-6.6%
Allowance for loan and lease losses on Eurobank loans	(24,314)	(25,174)	-3.4%
Total acquired Eurobank loans, net	91,964	99,269	-7.4%
Total acquired loans, net	853,209	925,188	-7.8%
Total held for investment, net	4,305,651	4,044,057	6.5%
Mortgage loans held for sale	10,215	12,272	-16.8%
Total loans, net	$4,315,866	$4,056,329	6.4%

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

As shown in Table 5 above, total loans, net, amounted to $4.316 billion at June 30, 2018 and $4.056 billion at December 31, 2017. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•        Mortgage loan portfolio amounted to $678.3 million (19.2% of the gross originated loan portfolio) compared to $683.6 million (21.3% of the gross originated loan portfolio) at December 31, 2017. Mortgage loan production totaled $31.8 million and $58.5 million, for the quarter and six-month period ended June 30, 2018, which represents a decrease of 30.7% and 34.6% from $45.9 million and $89.4 million, respectively, for the same periods in 2017. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $14.5 million and $8.3 million at June 30, 2018 and December 31, 2017, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•        Commercial loan portfolio amounted to $1.507 billion (42.6% of the gross originated loan portfolio) compared to $1.307 billion (40.8% of the gross originated loan portfolio) at December 31, 2017. Commercial loan production, including the U.S. loan program production of $99.7 million and $174.0 million, respectively, increased 182.3% and 171.3% to $226.9 million and $344.0 million, respectively, for the quarter and six-month period ended June 30, 2018, from $80.4 million and $126.8 million for the same periods in 2017.

•        Consumer loan portfolio amounted to $339.3 million (9.6% of the gross originated loan portfolio) compared to $330.0 million (10.3% of the gross originated loan portfolio) at December 31, 2017. Consumer loan production decreased 14.8% and 13.1% to $42.3 million and $79.8 million, respectively, for the quarter and six-month period ended June 30, 2018 from $49.7 million and $91.8 million, respectively, for the same periods in 2017.

•        Auto and leasing portfolio amounted to $1.015 billion (28.6% of the gross originated loan portfolio) compared to $884.0 million (27.6% of the gross originated loan portfolio) at December 31, 2017. Auto production increased by 66.8% and 56.8%, respectively, to $131.1 million and $259.2 million, respectively, for the quarter and six-month period ended June 30, 2018 compared to $78.6 million and $165.4 million, respectively, for the same periods in 2017.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2018
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$9,116	$276	3.03%	$8,110	$404	4.98%	$65,447	$1,393	2.13%
90 - 119 days	252	19	7.54%	433	23	5.31%	1,328	44	3.31%
120 - 179 days	81	2	2.47%	130	22	16.92%	1,550	140	9.03%
180 - 364 days	55	7	12.73%	314	53	16.88%	1,559	77	4.94%
365+ days	249	34	13.65%	1,279	221	17.28%	8,068	556	6.89%
Total	$9,753	$338	3.47%	$10,266	$723	7.04%	$77,952	$2,210	2.84%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.27%			0.29%			2.18%
Refinanced or Modified Loans:
Amount	$1,897	$225	11.86%	$523	$62	11.85%	$17,397	$1,350	7.76%
Percentage of Higher-Risk Loan Category	19.45%			5.09%			22.32%
Loan-to-Value Ratio:
Under 70%	$6,488	$235	3.62%	$828	$37	4.47%	$-	$-	-
70% - 79%	1,495	84	5.62%	2,588	119	4.60%	-	-	-
80% - 89%	1,051	6	0.57%	2,835	212	7.48%	-	-	-
90% and over	719	13	1.81%	4,015	355	8.84%	77,952	2,210	2.84%
	$9,753	$338	3.47%	$10,266	$723	7.04%	$77,952	$2,210	2.84%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Deposits from the Puerto Rico government totaled $156.9 million at June 30, 2018. The following table includes the maturities Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2018
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Municipalities	$145,637	$5,273	$95,641	$44,723

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

At June 30, 2018, Oriental’s allowance for loan and lease losses amounted to $165.4 million, a $2.1 million decrease from $167.5 million at December 31, 2017.

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

During the fourth quarter of 2017, Oriental performed an update of the initial estimate, taking into consideration the most recent available information gathered through additional visits and interviews with clients and the economic environment in Puerto Rico.

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

During the first quarter of 2018, Oriental updated the previously performed analysis to estimate probable losses related to the hurricanes. Analyses were based on the payment experience percentage of borrowers for which the deferral period expired in retail portfolios. For the commercial portfolio, no changes in the level of impact assessed were identified based on communications with credit officers. During the second quarter of 2018, Oriental continued its monitoring process of the performance of those affected borrowers. As additional information became available, it was incorporated into the allowance framework.

At June 30, 2018 and December 31, 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

Tables 8 through 10 set forth an analysis of activity in the ALLL and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2018 and December 31, 2017, Oriental had $122.1 million and $99.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At June 30, 2018 and December 31, 2017, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $100.5 million and $109.2 million, respectively.

At June 30, 2018 and December 31, 2017, loans that are current in their monthly payments, but placed in non-accrual amounted to $21.8 million and $20.1 million, respectively. During the six-month period ended June 30, 2018, a $10.4 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration after the hurricanes.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

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

Following hurricanes Irma and Maria, Oriental offered automatic payment deferrals and 90-day extensions for most loan categories. Most of these payment moratoriums ended during the six-month period ended June 30, 2018 with most credit metrics better than, or returned to, pre-hurricanes levels.

At June 30, 2018, Oriental’s non-performing assets increased by 12.5% to $176.2 million (2.82% of total assets, excluding acquired loans with deteriorated credit quality) from $156.7 million (2.95% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2017. Foreclosed real estate and other repossessed assets amounting to $40.6 million and $5.5 million, respectively at June 30, 2018. and $44.2 million and $3.5 million, respectively, at December 31, 2017, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At June 30, 2018, the allowance for originated loan and lease losses to non-performing loans coverage ratio was 73.37% (87.35% at December 31, 2017).

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

The following items comprise non-performing assets:

•        Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At June 30, 2018, Oriental’s originated non-performing mortgage loans totaled $67.0 million (51.3% of Oriental’s non-performing loans), a 4.6% increase from $64.1 million (58.7% of Oriental’s non-performing loans) at December 31, 2017.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2018, Oriental’s originated non-performing commercial loans amounted to $47.5 million (36.5% of Oriental’s non-performing loans), a 34.6% increase from $35.3 million at December 31, 2017 (32.4% of Oriental’s non-performing loans). This increase is mainly from a $10.4 million loan that is current in its monthly payments but was placed in non-accrual during the six-month period ended June 30, 2018 due to credit deterioration after the hurricanes.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2018, Oriental’s originated non-performing consumer loans amounted to $2.8 million (2.2% of Oriental’s non-performing loans), a 9.9% increase from $2.6 million at December 31, 2017 (2.4% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2018, Oriental’s originated non-performing auto loans and leases amounted to $11.1 million (8.6% of Oriental’s total non-performing loans), an increase of 163.3% from $4.2 million at December 31, 2017 (3.9% of Oriental’s total non-performing loans).

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,323	$20,439	-5.5%
Commercial	31,480	30,258	4.0%
Consumer	16,192	16,454	-1.6%
Auto and leasing	27,223	25,567	6.5%
Total allowance balance	$94,218	$92,718	1.6%
Allowance composition:
Mortgage	20.5%	22.0%	-6.9%
Commercial	33.4%	32.6%	2.4%
Consumer	17.2%	17.8%	-3.2%
Auto and leasing	28.9%	27.6%	4.7%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.85%	2.99%	-4.7%
Commercial	2.09%	2.31%	-9.5%
Consumer	4.77%	4.99%	-4.4%
Auto and leasing	2.68%	2.89%	-7.3%
Total allowance to total originated loans	2.66%	2.89%	-8.0%
Allowance coverage ratio to non-performing loans:
Mortgage	28.84%	31.89%	-9.6%
Commercial	66.34%	85.83%	-22.7%
Consumer	572.97%	639.74%	-10.4%
Auto and leasing	244.35%	604.14%	-59.6%
Total	73.37%	87.35%	-16.0%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$86	$42	104.8%
Consumer	2,357	3,225	-26.9%
Auto	283	595	-52.4%
Total allowance balance	$2,726	$3,862	-29.4%
Allowance composition:
Commercial	3.2%	1.09%	189.0%
Consumer	86.5%	83.50%	3.5%
Auto	10.4%	15.41%	-32.6%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	2.96%	0.96%	208.3%
Consumer	9.16%	11.15%	-17.8%
Auto	2.51%	2.71%	-7.4%
Total allowance to total acquired loans	6.83%	6.99%	-2.3%
Allowance coverage ratio to non-performing loans:
Commercial	8.47%	3.31%	155.9%
Consumer	394.15%	238.01%	65.6%
Auto	203.60%	332.40%	-38.7%
Total	155.59%	137.73%	13.0%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$14,567	$14,085	3.4%
Commercial	23,019	23,691	-2.8%
Consumer	18	18	0.0%
Auto	6,572	7,961	-17.4%
Total allowance balance	$44,176	$45,755	-3.5%
Allowance composition:
Mortgage	33.0%	30.8%	7.1%
Commercial	52.1%	51.8%	0.7%
Auto	14.9%	17.4%	-14.5%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,170	$15,187	-0.1%
Commercial	9,140	9,982	-8.4%
Consumer	4	5	-20.0%
Total allowance balance	$24,314	$25,174	-3.4%
Allowance composition:
Mortgage	62.4%	60.3%	3.4%
Commercial	37.6%	39.6%	-5.2%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$96,832	$60,483	60.1%	$92,718	$59,300	56.4%
Provision for loan and lease losses	12,835	22,818	-43.8%	27,793	34,551	-19.6%
Charge-offs	(21,662)	(18,790)	15.3%	(37,023)	(32,945)	12.4%
Recoveries	6,213	5,155	20.5%	10,730	8,760	22.5%
Balance at end of period	$94,218	$69,666	35.2%	$94,218	$69,666	35.2%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$3,184	$3,615	-11.9%	$3,862	$4,300	-10.2%
Provision for loan and lease losses	(295)	(59)	400.0%	(111)	(92)	20.7%
Charge-offs	(513)	(1,102)	-53.4%	(1,660)	(2,271)	-26.9%
Recoveries	350	894	-60.9%	635	1,411	-55.0%
Balance at end of period	$2,726	$3,348	-18.6%	$2,726	$3,348	-18.6%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$43,166	$34,930	23.6%	$45,755	$31,056	47.3%
Provision for loan and lease losses	1,542	3,365	-54.2%	1,721	7,696	-77.6%
Allowance de-recognition	(532)	(801)	-33.6%	(3,300)	(1,258)	162.3%
Balance at end of period	$44,176	$37,494	17.8%	$44,176	$37,494	17.8%

Eurobank loans
Balance at beginning of period	$25,411	$22,006	15.5%	$25,174	$21,281	18.3%
Provision for loan and lease losses	665	412	61.4%	805	2,032	-60.4%
Allowance de-recognition	(1,762)	(631)	179.2%	(1,665)	(1,526)	9.1%
Balance at end of period	$24,314	$21,787	11.6%	$24,314	$21,787	11.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,328)	$(2,162)	-38.6%	$(2,298)	$(4,541)	-49.4%
Recoveries	466	63	639.7%	786	119	560.5%
Total	(862)	(2,099)	-58.9%	(1,512)	(4,422)	-65.8%
Commercial
Charge-offs	(1,998)	(4,841)	-58.7%	(3,147)	(5,697)	-44.8%
Recoveries	227	136	66.9%	409	226	81.0%
Total	(1,771)	(4,705)	-62.4%	(2,738)	(5,471)	-50.0%
Consumer
Charge-offs	(4,588)	(4,012)	14.4%	(8,847)	(7,368)	20.1%
Recoveries	240	780	-69.2%	479	945	-49.3%
Total	(4,348)	(3,232)	34.5%	(8,368)	(6,423)	30.3%
Auto
Charge-offs	(13,748)	(7,775)	76.8%	(22,731)	(15,339)	48.2%
Recoveries	5,280	4,176	26.4%	9,056	7,470	21.2%
Total	(8,468)	(3,599)	135.3%	(13,675)	(7,869)	73.8%
Net credit losses
Total charge-offs	(21,662)	(18,790)	15.3%	(37,023)	(32,945)	12.4%
Total recoveries	6,213	5,155	20.5%	10,730	8,760	22.5%
Total	$(15,449)	$(13,635)	13.3%	$(26,293)	$(24,185)	8.7%
Net credit losses to average loans outstanding:
Mortgage	0.51%	1.20%	-57.5%	0.44%	1.25%	-64.9%
Commercial	0.50%	1.50%	-66.7%	0.40%	0.87%	-54.3%
Consumer	5.42%	4.42%	22.6%	5.25%	4.49%	16.9%
Auto	3.39%	1.79%	89.4%	2.83%	1.99%	42.2%
Total	1.81%	1.79%	1.1%	1.58%	1.59%	-0.9%
Recoveries to charge-offs	28.68%	27.43%	4.6%	28.98%	26.59%	9.0%
Average originated loans:
Mortgage	$679,133	698,782	-2.8%	$681,265	705,167	-3.4%
Commercial	1,411,177	1,256,827	12.3%	1,360,811	1,251,179	8.8%
Consumer	320,687	292,739	9.5%	318,991	286,149	11.5%
Auto	999,047	803,201	24.4%	966,251	791,008	22.2%
Total	$3,410,044	$3,051,549	11.7%	$3,327,318	$3,033,503	9.7%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(5)	$(126)	-96.0%	$(5)	$(132)	-96.2%
Recoveries	12	2	500.0%	15	3	400.0%
Total	7	(124)	-105.6%	10	(129)	-107.8%
Consumer
Charge-offs	(420)	(771)	-45.5%	(1,442)	(1,656)	-12.9%
Recoveries	94	295	-68.1%	148	359	-58.8%
Total	(326)	(476)	-31.5%	(1,294)	(1,297)	-0.2%
Auto
Charge-offs	(88)	(205)	-57.1%	(213)	(483)	-55.9%
Recoveries	244	597	-59.1%	472	1,049	-55.0%
Total	156	392	-60.2%	259	566	-54.2%
Net credit losses
Total charge-offs	(513)	(1,102)	-53.4%	(1,660)	(2,271)	-26.9%
Total recoveries	350	894	-60.9%	635	1,411	-55.0%
Total	$(163)	$(208)	-21.6%	$(1,025)	$(860)	19.2%
Net credit losses to average loans outstanding:
Commercial	-8.19%	126.52%	-106.5%	-5.62%	64.18%	-108.8%
Consumer	2.41%	3.29%	-26.9%	4.68%	4.46%	5.0%
Auto	-2.95%	-3.78%	-22.1%	-2.22%	-2.50%	-11.4%
Total	0.86%	0.83%	3.2%	2.59%	1.66%	56.6%
Recoveries to charge-offs	68.23%	81.13%	-15.9%	38.25%	62.13%	-38.4%
Average loans accounted for under ASC 310-20:
Commercial	$342	392	-12.8%	$356	402	-11.4%
Consumer	54,154	57,813	-6.3%	55,314	58,214	-5.0%
Auto	21,165	41,447	-48.9%	23,380	45,281	-48.4%
Total	$75,661	$99,652	-24.1%	$79,050	$103,897	-23.9%

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2018	2017	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$36,475	$25,354	43.9%
Other loans	85,630	74,360	15.2%
Accruing loans
Troubled-Debt Restructuring loans	6,787	6,704	1.2%
Other loans	1,280	2,528	-49.4%
Total non-performing loans	$130,172	$108,946	19.5%
Foreclosed real estate	40,551	44,174	-8.2%
Other repossessed assets	5,483	3,548	54.5%
	$176,206	$156,668	12.5%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.82%	2.95%	-4.4%
Non-performing assets to total capital	18.40%	16.58%	11.0%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,034	$909	$1,800	$1,644

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$67,002	$64,085	4.6%
Commercial	47,451	35,253	34.6%
Consumer	2,826	2,572	9.9%
Auto and leasing	11,141	4,232	163.3%
	128,420	106,142	21.0%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1,015	1,270	-20.1%
Consumer	598	1,355	-55.9%
Auto	139	179	-22.3%
	1,752	2,804	-37.5%
Total	$130,172	$108,946	19.5%
Non-performing loans composition percentages:
Originated loans
Mortgage	51.3%	58.7%
Commercial	36.5%	32.4%
Consumer	2.2%	2.4%
Auto and leasing	8.6%	3.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.8%	1.2%
Consumer	0.5%	1.2%
Auto	0.1%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.64%	3.34%	9.0%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.08%	2.05%	1.5%
Total capital	13.59%	11.53%	17.9%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.14%	1.15%	-0.87%
Non-performing loans	31.40%	34.49%	-9.0%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	56.97%	57.69%	-1.2%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	108.57%	134.26%	-19.1%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,110,738	$969,525	14.6%
NOW accounts	1,066,170	1,069,572	-0.3%
Savings and money market accounts	1,253,449	1,251,396	0.2%
Certificates of deposit	1,448,142	1,507,101	-3.9%
Total deposits	4,878,499	4,797,594	1.7%
Accrued interest payable	1,702	1,888	-9.9%
Total deposits and accrued interest payable	4,880,201	4,799,482	1.7%
Borrowings:
Securities sold under agreements to repurchase	387,770	192,869	101.1%
Advances from FHLB	128,114	99,643	28.6%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	299	153	95.4%
Total borrowings	552,266	328,748	68.0%
Total deposits and borrowings	5,432,467	5,128,230	5.9%

Other Liabilities:
Derivative liabilities	679	1,281	-47.0%
Acceptances outstanding	30,578	27,644	10.6%
Other liabilities	80,019	86,791	-7.8%
Total liabilities	$5,543,743	$5,243,946	5.7%
Deposits portfolio composition percentages:
Non-interest bearing deposits	22.8%	20.2%
NOW accounts	21.9%	22.3%
Savings and money market accounts	25.6%	26.1%
Certificates of deposit	29.7%	31.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	70.2%	58.7%
Advances from FHLB	23.2%	30.3%
Other term notes	0.1%	0.0%
Subordinated capital notes	6.5%	11.0%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$387,379	$192,500
Daily average outstanding balance	$305,682	$393,133
Maximum outstanding balance at any month-end	$422,475	$606,210

Liabilities and Funding Sources

As shown in Table 13 above, at June 30, 2018, Oriental’s total liabilities were $5.544 billion, 5.7% more than the $5.244 billion reported at December 31, 2017. Deposits and borrowings, Oriental’s funding sources, amounted to $5.432 billion at June 30, 2018 versus $5.128 billion at December 31, 2017, a 5.9% increase.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At June 30, 2018, borrowings amounted to $552.3 million, representing an increase of 68.0% when compared with the $328.7 million reported at December 31, 2017. The increase in borrowings reflects:

•         An increase of $288.4 million in new repurchase agreements used for the purchase of investment securities during the six-month period ended June 30, 2018, partially offset by $82.5 million in maturities during the period; and

•         An increase of $28.5 million in advances from FHLB attributable to $119.0 million new advances, partially offset by the maturing of $90.0 million advances which were not renewed.

At June 30, 2018, deposits represented 90% and borrowings represented 10% of interest-bearing liabilities. At June 30, 2018, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.880 billion, an increase of 1.7% from $4.798 billion at December 31, 2017.

Stockholders’ Equity

At June 30, 2018, Oriental’s total stockholders’ equity was $957.8 million, a 1.3% increase when compared to $945.1 million at December 31, 2017. This increase in stockholders’ equity reflects increases in retained earnings of $20.6 million, legal surplus of $3.8 million, additional paid in capital of $135 thousand and a decrease in treasury stock, at cost, of $533 thousand, partially offset by an increase in accumulated other comprehensive loss, net of tax of $12.3 million. Book value per share was $18.01 at June 30, 2018 compared to $17.73 at December 31, 2017.

From December 31, 2017 to June 30, 2018, tangible common equity to total assets decreased to 10.80% from 11.12%, Leverage capital ratio remained at 13.92%, Common Equity Tier 1 capital ratio decreased to 14.14% from 14.59%, Tier 1 Risk-Based capital ratio decreased to 18.38% from 19.05%, and Total Risk-Based capital ratio decreased to 19.67% from 20.34%.

Capital Rules to Implement Basel III Capital Requirements

OFG Bancorp and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG Bancorp and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2018, OFG Bancorp's and the Bank’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at June 30, 2018 and December 31, 2017:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$957,819	$945,107	1.3%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.14%	14.59%	-3.1%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$669,922	644,804	3.9%
Minimum common equity tier 1 capital required	$213,189	198,930	7.2%
Minimum capital conservation buffer required	$88,829	55,258	60.8%
Excess over regulatory requirement	$367,904	390,615	-5.8%
Risk-weighted assets	$4,737,529	4,420,667	7.2%
Tier 1 risk-based capital ratio	18.38%	19.05%	-3.5%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$870,792	$842,133	3.4%
Minimum tier 1 risk-based capital required	$284,252	$265,240	7.2%
Excess over regulatory requirement	$586,540	$576,893	1.7%
Risk-weighted assets	$4,737,529	$4,420,667	7.2%
Total risk-based capital ratio	19.67%	20.34%	-3.3%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$931,717	$899,258	3.6%
Minimum total risk-based capital required	$379,002	$353,653	7.2%
Excess over regulatory requirement	$552,715	$545,604	1.3%
Risk-weighted assets	$4,737,529	$4,420,667	7.2%
Leverage capital ratio	13.92%	13.92%	0.0%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$870,792	$842,133	3.4%
Minimum tier 1 capital required	$250,165	$242,057	3.3%
Excess over regulatory requirement	$620,627	$600,076	3.4%
Tangible common equity to total assets	10.80%	11.12%	-2.9%
Tangible common equity to risk-weighted assets	14.81%	15.57%	-4.9%
Total equity to total assets	14.73%	15.27%	-3.5%
Total equity to risk-weighted assets	20.22%	21.38%	-5.4%
Stock data:
Outstanding common shares	43,983,195	43,947,442	0.1%
Book value per common share	$18.01	$17.73	1.6%
Tangible book value per common share	$15.96	$15.67	1.8%
Market price at end of period	$14.05	$9.40	49.5%
Market capitalization at end of period	$617,964	$413,106	49.6%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2018, and December 31, 2017:

	June 30,	December 31,
	2018	2017
	(In thousands, except share or per share information)
Total stockholders' equity	$957,819	$945,107
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,910)	(3,339)
Customer relationship intangible	(1,118)	(1,348)
Total tangible common equity (non-gaap)	$701,852	$688,481
Total assets	6,501,562	6,189,053
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,910)	(3,339)
Customer relationship intangible	(1,118)	(1,348)
Total tangible assets	$6,411,465	$6,098,297
Tangible common equity to tangible assets	10.95%	11.29%
Common shares outstanding at end of period	43,983,195	43,947,442
Tangible book value per common share	$15.96	$15.67

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$669,922	$644,804	3.9%
Additional tier 1 capital	200,869	197,329	1.8%
Tier 1 capital	870,791	842,133	3.4%
Additional Tier 2 capital	60,925	57,125	6.7%
Total risk-based capital	$931,716	$899,258	3.6%
Risk-weighted assets:
Balance sheet items	$4,550,747	$4,249,042	7.1%
Off-balance sheet items	186,782	171,625	8.8%
Total risk-weighted assets	$4,737,529	$4,420,667	7.2%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.14%	14.59%	-3.1%
Tier 1 capital (minimum required - 6%)	18.38%	19.05%	-3.5%
Total capital (minimum required - 8%)	19.67%	20.34%	-3.3%
Leverage ratio (minimum required - 4%)	13.92%	13.92%	0.0%
Equity to assets	14.73%	15.27%	-3.5%
Tangible common equity to assets	10.80%	11.12%	-2.9%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2018 and December 31, 2017:

	June 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	17.89%	18.63%	-4.0%
Actual common equity tier 1 capital	$846,903	$822,776	2.9%
Minimum capital requirement (4.5%)	$212,969	$198,712	7.2%
Minimum capital conservation buffer requirement (1.875% at June 30, 2018 - 1.25% at December 31, 2017)	$88,737	$55,198	60.8%
Minimum to be well capitalized (6.5%)	$307,622	$287,028	7.2%
Tier 1 Capital to Risk-Weighted Assets	17.89%	18.63%	-4.0%
Actual tier 1 risk-based capital	$846,903	$822,776	2.9%
Minimum capital requirement (6%)	$283,959	$264,949	7.2%
Minimum to be well capitalized (8%)	$378,612	$353,265	7.2%
Total Capital to Risk-Weighted Assets	19.18%	19.92%	-3.7%
Actual total risk-based capital	$907,578	$879,648	3.2%
Minimum capital requirement (8%)	$378,612	$353,265	7.2%
Minimum to be well capitalized (10%)	$473,265	$441,581	7.2%
Total Tier 1 Capital to Average Total Assets	13.59%	13.63%	-0.3%
Actual tier 1 capital	$846,903	$822,776	2.9%
Minimum capital requirement (4%)	$249,314	$241,417	3.3%
Minimum to be well capitalized (5%)	$311,643	$301,771	3.3%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2018 and December 31, 2017, Oriental’s market capitalization for its outstanding common stock was $618.0 million ($14.05 per share) and $413.1 million ($9.40 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last two calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2018
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter ended June 30, 2018.

At June 30, 2018, the number of shares that may yet be purchased under such program is estimated at 550,239 and was calculated by dividing the remaining balance of $7.7 million by $14.05  (closing price of Oriental's common stock at June 30, 2018).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2018 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$9,064	2.98%	$10,249	3.35%
+ 100 Basis points	$4,569	1.50%	$5,189	1.70%
- 100 Basis points	$(4,485)	-1.48%	$(5,063)	-1.66%
- 200 Basis points	$(9,071)	-2.99%	$(10,213)	-3.34%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2018.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $421 thousand (notional amount of $34.4 million) was recognized at June 30, 2018 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2018, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $335 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $335 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of June 30, 2018, Oriental had $34.4 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $34.4 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

Oriental may also encounter risk of default in relation to its securities portfolio. The securities held by Oriental are all agency mortgage-backed securities. Thus, these instruments are guaranteed by mortgages, a U.S. government-sponsored entity, or the full faith and credit of the U.S. government.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of June 30, 2018, Oriental had $387.4 million in repurchase agreements, excluding accrued interest, and $461.4 million in brokered deposits.

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

As of June 30, 2018, Oriental had approximately $375.3 million in unrestricted cash and cash equivalents, $849.9 million in investment securities that are not pledged as collateral, $775.6 million in borrowing capacity at the FHLB-NY.

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No. Description of Document:

10.1   Amendment to Technology Outsourcing Agreement between the Company and Metavante (a).

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

(a)     Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 3, 2018
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: August 3, 2018
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer