Form 10-Q
period 2018-09-30
OFG BANCORP
filed 2018-11-02
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12647

OFG Bancorp

Incorporated in the Commonwealth of Puerto Rico, IRS Employer Identification No. 66-0538893

Principal Executive Offices:

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

Telephone Number: (787) 771-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes x No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 51,293,924 common shares ($1.00 par value per share) outstanding as of October 31, 2018

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

•     amendments to the fiscal plan approved by the Financial Oversight and Management Board for Puerto Rico;

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017

	September 30,	December 31,
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$537,945	$478,182
Money market investments	5,805	7,021
Total cash and cash equivalents	543,750	485,203
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $647 (December 31, 2017 - $647)	405	191
Investment securities available-for-sale, at fair value, with amortized cost of $872,895 (December 31, 2017 - $648,800)	848,552	645,797
Investment securities held-to-maturity, at amortized cost, with fair value of $425,066 (December 31, 2017 - $497,681)	444,679	506,064
Federal Home Loan Bank (FHLB) stock, at cost	12,461	13,995
Other investments	3	3
Total investments	1,306,100	1,166,050
Loans:
Loans held-for-sale, at lower of cost or fair value	8,979	12,272
Loans held for investment, net of allowance for loan and lease losses of $165,742 (December 31, 2017 - $167,509)	4,344,001	4,044,057
Total loans	4,352,980	4,056,329
Other assets:
Foreclosed real estate	37,868	44,174
Accrued interest receivable	33,452	49,969
Deferred tax asset, net	122,934	127,421
Premises and equipment, net	67,762	67,860
Customers' liability on acceptances	28,682	27,663
Servicing assets	10,866	9,821
Derivative assets	1,265	771
Goodwill	86,069	86,069
Other assets	61,916	64,693
Total assets	$6,656,674	$6,189,053

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2018 AND DECEMBER 31, 2017 (CONTINUED)

	September 30,	December 31,
	2018	2017
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,304,067	$2,039,126
Savings accounts	1,243,535	1,251,398
Time deposits	1,541,391	1,508,958
Total deposits	5,088,993	4,799,482
Borrowings:
Securities sold under agreements to repurchase	378,237	192,869
Advances from FHLB	73,531	99,643
Subordinated capital notes	36,083	36,083
Other borrowings	192	153
Total borrowings	488,043	328,748
Other liabilities:
Derivative liabilities	622	1,281
Acceptances executed and outstanding	28,682	27,644
Accrued expenses and other liabilities	80,448	86,791
Total liabilities	5,686,788	5,243,946
Commitments and contingencies (See Note 20)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2017 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding (December 31, 2017 - 84,000 shares); $1,000 liquidation value	84,000	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 52,625,869 shares issued: 44,005,741 shares outstanding (December 31, 2017 - 52,625,869;
43,947,442)	52,626	52,626
Additional paid-in capital	542,078	541,600
Legal surplus	87,563	81,454
Retained earnings	236,120	200,878
Treasury stock, at cost, 8,620,003 shares (December 31, 2017 - 8,678,427 shares)	(103,706)	(104,502)
Accumulated other comprehensive (loss), net of tax of $2,904 (December 31, 2017 - $564)	(20,795)	(2,949)
Total stockholders’ equity	969,886	945,107
Total liabilities and stockholders’ equity	$6,656,674	$6,189,053

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Interest income:
Loans	$84,016	$82,467	$237,057	$237,355
Mortgage-backed securities	8,173	6,245	23,258	20,728
Investment securities and other	1,948	1,643	4,998	4,390
Total interest income	94,137	90,355	265,313	262,473
Interest expense:
Deposits	8,605	7,601	23,554	22,606
Securities sold under agreements to repurchase	2,242	1,282	5,159	6,260
Advances from FHLB and other borrowings	517	596	1,339	1,799
Subordinated capital notes	496	398	1,402	1,149
Total interest expense	11,860	9,877	31,454	31,814
Net interest income	82,277	80,478	233,859	230,659
Provision for loan and lease losses, net	14,601	44,042	44,808	88,232
Net interest income after provision for loan and lease losses	67,676	36,436	189,051	142,427
Non-interest income:
Banking service revenue	10,797	9,923	32,404	31,007
Wealth management revenue	6,407	6,016	18,688	18,747
Mortgage banking activities	1,242	1,274	3,987	2,820
Total banking and financial service revenues	18,446	17,213	55,079	52,574

FDIC shared-loss benefit, net	-	-	-	1,403
Net gain on:
Sale of securities	-	4	-	6,896
Derivatives	-	-	-	103
Early extinguishment of debt	-	-	-	(80)
Other non-interest income	174	695	758	976
Total non-interest income, net	18,620	17,912	55,837	61,872

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	18,495	19,882	57,202	59,546
Professional and service fees	3,077	3,113	8,917	9,575
Occupancy and equipment	8,388	8,276	25,322	24,012
Insurance	1,620	1,052	4,580	3,834
Electronic banking charges	5,586	5,021	15,968	15,373
Information technology expenses	2,056	2,046	6,064	6,114
Advertising, business promotion, and strategic initiatives	1,329	1,405	3,700	4,205
Loss on sale of foreclosed real estate and other repossessed assets	1,210	1,395	2,828	4,508
Loan servicing and clearing expenses	1,251	1,134	3,639	3,592
Taxes, other than payroll and income taxes	2,175	2,243	6,820	7,007
Communication	927	855	2,627	2,682
Printing, postage, stationary and supplies	499	586	1,748	1,889
Director and investor relations	223	221	800	775
Credit related expenses	2,736	1,714	7,052	6,557
Other	1,369	1,526	8,095	5,300
Total non-interest expense	50,941	50,469	155,362	154,969
Income before income taxes	35,355	3,879	89,526	49,330
Income tax expense	12,255	560	29,860	13,757
Net income	23,100	3,319	59,666	35,573
Less: dividends on preferred stock	(3,466)	(3,465)	(10,396)	(10,396)
Income (loss) available to common shareholders	$19,634	$(146)	$49,270	$25,177
Earnings per common share:
Basic	$0.45	$-	$1.12	$0.57
Diluted	$0.42	$-	$1.07	$0.56
Average common shares outstanding and equivalents	51,464	51,102	51,344	51,095
Cash dividends per share of common stock	$0.06	$0.06	$0.18	$0.18

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)

Net income	$23,100	$3,319	$59,666	$35,573
Other comprehensive (loss) income before tax:
Unrealized (loss) gain on securities available-for-sale	(6,375)	1,445	(21,340)	6,766
Realized gain on investment securities included in net income	-	(4)	-	(6,896)
Unrealized gain on cash flow hedges	223	56	1,153	136
Other comprehensive (loss) income before taxes	(6,152)	1,497	(20,187)	6
Income tax effect	619	(348)	2,341	(760)
Other comprehensive (loss) income after taxes	(5,533)	1,149	(17,846)	(754)
Comprehensive income	$17,567	$4,468	$41,820	$34,819

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine-Month Period Ended September 30,
	2018	2017
	(In thousands)
Preferred stock:
Balance at beginning of period	$176,000	$176,000
Balance at end of period	176,000	176,000
Common stock:
Balance at beginning of period	52,626	52,626
Balance at end of period	52,626	52,626
Additional paid-in capital:
Balance at beginning of period	541,600	540,948
Stock-based compensation expense	978	811
Stock-based compensation excess tax benefit recognized in income	(140)	(99)
Lapsed restricted stock units	(360)	(358)
Balance at end of period	542,078	541,302
Legal surplus:
Balance at beginning of period	81,454	76,293
Transfer from retained earnings	6,109	3,502
Balance at end of period	87,563	79,795
Retained earnings:
Balance at beginning of period	200,878	177,808
Net income	59,666	35,573
Cash dividends declared on common stock	(7,919)	(7,916)
Cash dividends declared on preferred stock	(10,396)	(10,396)
Transfer to legal surplus	(6,109)	(3,502)
Balance at end of period	236,120	191,567
Treasury stock:
Balance at beginning of period	(104,502)	(104,860)
Lapsed restricted stock units	796	358
Balance at end of period	(103,706)	(104,502)
Accumulated other comprehensive (loss), net of tax:
Balance at beginning of period	(2,949)	1,596
Other comprehensive (loss), net of tax	(17,846)	(754)
Balance at end of period	(20,795)	842
Total stockholders’ equity	$969,886	$937,630

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

	Nine-Month Period Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$59,666	$35,573
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	3,433	2,531
Amortization of investment securities premiums, net of accretion of discounts	4,426	6,108
Amortization of core deposit and customer relationship intangibles	989	1,105
FDIC shared-loss benefit	-	(1,403)
Depreciation and amortization of premises and equipment	6,642	6,654
Deferred income tax expense, net	6,827	(2,619)
Provision for loan and lease losses	44,808	88,232
Stock-based compensation	978	811
Stock-based compensation excess tax benefit recognized in income	(140)	(99)
(Gain) loss on:
Sale of loans	(275)	(792)
Derivatives	1	(103)
Sale of securities	-	(6,896)
Early extinguishment of debt	-	80
Foreclosed real estate and other repossessed assets	2,828	5,084
Sale of other assets	(107)	(539)
Originations of loans held-for-sale	(72,512)	(103,194)
Proceeds from sale of loans held-for-sale	21,593	68,758
Net (increase) decrease in:
Trading securities	(214)	63
Accrued interest receivable	16,517	(2,509)
Servicing assets	(1,045)	40
Other assets	2,405	14,260
Net (decrease) in:
Accrued interest on deposits and borrowings	643	(345)
Accrued expenses and other liabilities	(23,836)	(4,745)
Net cash provided by operating activities	73,627	106,055

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (CONTINUED)

	Nine-Month Period Ended September 30,
	2018	2017
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(271,062)	(128,969)
FHLB stock	(113,506)	(26,730)
Maturities and redemptions of:
Investment securities available-for-sale	89,753	83,669
Investment securities held-to-maturity	58,477	65,877
FHLB stock	115,040	23,507
Proceeds from sales of:
Investment securities available-for-sale	14,746	256,996
Foreclosed real estate and other repossessed assets, including write-offs	38,816	31,829
Premises and equipment	1,670	569
Origination and purchase of loans, excluding loans held-for-sale	(1,015,960)	(546,616)
Principal repayment of loans	632,333	571,098
Repayments to FDIC on shared-loss agreements	-	(10,125)
Additions to premises and equipment	(8,107)	(4,271)
Net cash (used in) provided by investing activities	(457,800)	316,834
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	301,195	180,958
Securities sold under agreements to repurchase	185,308	(369,816)
FHLB advances, federal funds purchased, and other borrowings	(25,904)	(5,436)
Restricted units lapsed	436	-
Dividends paid on preferred stock	(10,397)	(10,396)
Dividends paid on common stock	(7,918)	(7,912)
Net cash provided (used in) financing activities	$442,720	$(212,602)
Net change in cash, cash equivalents and restricted cash	58,547	210,287
Cash, cash equivalents and restricted cash at beginning of period	488,233	513,469
Cash, cash equivalents and restricted cash at end of period	$546,780	$723,756
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$29,523	$30,777
Income taxes paid	$13,446	$23
Mortgage loans securitized into mortgage-backed securities	$59,050	$69,148
Transfer from loans to foreclosed real estate and other repossessed assets	$36,848	$37,852
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$5,795	$33,647
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$1,247	$112
Financed sales of foreclosed real estate	$912	$579
Loans booked under the GNMA buy-back option	$13,325	$12,999
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017 (CONTINUED)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION, CONSOLIDATION AND BASIS OF PRESENTATION

Nature of Operations

OFG Bancorp (“Oriental”) is a publicly-owned financial holding company incorporated under the laws of the Commonwealth of Puerto Rico. Oriental operates through various subsidiaries including, a commercial bank, Oriental Bank (the “Bank”), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance LLC. (“Oriental Insurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and two operating subsidiaries of the Bank, OFG USA LLC ("OFG USA") and Oriental International Bank Inc. (“OIB”). Through these subsidiaries and their respective divisions, Oriental provides a wide range of banking and financial services such as commercial, consumer and mortgage lending, auto loans, financial planning, insurance sales, money management and investment banking and brokerage services, as well as corporate and individual trust services.

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

New Accounting Updates Not Yet Adopted

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, ASU 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU is the final version of Proposed Accounting Standards Update 2018–230—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which has been deleted. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. We will assess the impact that the adoption of ASU 2018-15 will have on our consolidated financial statements and related disclosures during the year 2019.

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which improves the effectiveness of fair value measurement disclosures. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements, including the consideration of costs and benefits. This ASU is the final version of Proposed Accounting Standards Update 2015-350—Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which has been deleted. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We will assess the impact that the adoption of ASU 2018-13 will have on our consolidated financial statements and related disclosures during the year 2019.

Codification Improvements. In July 2018, the FASB issued ASU 2018-9, which represents changes to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of the premium on callable debt securities to the earliest call date. The amortization period for callable debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations. At September 30, 2018, Oriental does not have callable debt securities.

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

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We will assess the impact that the adoption of ASU 2017-04 will have on our consolidated financial statements and related disclosures during the year 2019.

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

Leases. In February 2016, the FASB issued ASU No. 2016-02, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use (ROU) asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. The standard, effective January 1, 2019, with early adoption permitted, would have caused us to recognize virtually all leases on the Consolidated Balance Sheets upon adoption and in the comparative period. However, in July 2018, the FASB issued an update to its guidance providing companies with the option to adopt the provisions of the standard prospectively without adjusting comparative periods; we will elect this option and adopt the standard on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We currently expect to elect the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Oriental’s leases primarily consist of leased office space. At September 30, 2018, Oriental had $27.7 million of minimum lease commitments from these operating leases (refer to Note 20). While we continue to assess the potential impacts upon adoption, we do not expect a material impact on our financial position, results of operations, cash flows or regulatory risk-based capital. Preliminarily we expect that the amounts to be recognized as right-of-use assets and lease liabilities will be less than 1% of our total assets.

New Accounting Updates Adopted During the Nine-month Period Ended September 30, 2018

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

effective for fiscal years, and interim periods, beginning after December 15, 2017. The standard requires application using a retrospective transition method. The adoption of ASU No. 2016-18 on January 1, 2018, changed the presentation and classification of restricted cash and restricted cash equivalents in our consolidated statements of cash flows.

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. Oriental has adopted this ASU on January 1, 2018 using the modified retrospective method. Oriental’s implementation efforts included the identification of revenue streams that are within the scope of the new guidance and the review of related contracts with customers to determine their effect on certain non-interest income items presented in our consolidated statements of operations and the additional presentation disclosures required (refer to note 22). We concluded that substantially all of Oriental’s revenues are generated from activities that are outside the scope of this ASU, and the adoption did not have a material impact on our consolidated financial statements. Therefore, there was no cumulative effect adjustment recorded.

NOTE 2 – SIGNIFICANT EVENTS

Hurricanes Irma and Maria

During 2017, Oriental was impacted by hurricanes Irma and Maria, which struck the Island on September 7, 2017 and September 20, 2017, respectively. Hurricane Maria caused catastrophic damages throughout Puerto Rico, including homes, businesses, roads, bridges, power lines, commercial establishments, and public facilities. It caused an unprecedented crisis when it ravaged the Island’s electric power grid less than two weeks after hurricane Irma left over a million Puerto Rico residents without power. For several months after the hurricanes, a large part of Puerto Rico was without electricity, many businesses were unable to operate, and government authorities struggled to deliver emergency supplies and clean drinking water to many communities outside the San Juan metropolitan area. Further, payment and delivery systems, including the U.S. Post Office, were unable to operate for weeks after hurricane Maria.

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

Oriental implemented its disaster response plan as these storms approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security measures, property damages, and emergency communication with customers regarding the status of its banking operations. The estimated total non-credit operating costs as of December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at September 30, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company during the quarter ended December 2017 and a $0.7 million payment during the nine-month period ended September 30, 2018. Accordingly, a receivable of $0.5 million and $1.2 million was included in other assets at September 30, 2018 and December 31, 2017, respectively, for the expected recovery.

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

At both September 30, 2018 and  December 31, 2017, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both September 30, 2018 and December 31, 2017, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both September 30, 2018 and December 31, 2017, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2018 was $212.7 million (December 31, 2017 - $189.2 million). At September 30, 2018 and December 31, 2017, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2018 and December 31, 2017, money market instruments included as part of cash and cash equivalents amounted to $5.8 million and $7.0 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$586,097	$20	$15,799	$570,318	2.59%
GNMA certificates	202,585	300	5,431	197,454	3.06%
CMOs issued by US government-sponsored agencies	69,960	-	3,194	66,766	1.90%
Total mortgage-backed securities	858,642	320	24,424	834,538	2.64%
Investment securities
US Treasury securities	10,617	-	157	10,460	1.32%
Obligations of US government-sponsored agencies	2,484	-	89	2,395	1.38%
Other debt securities	1,152	7	-	1,159	2.99%
Total investment securities	14,253	7	246	14,014	1.46%
Total securities available for sale	$872,895	$327	$24,670	$848,552	2.62%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$444,679	$-	$19,613	$425,066	2.07%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$383,194	$1,402	$2,881	$381,715	2.39%
GNMA certificates	166,436	1,486	584	167,338	2.94%
CMOs issued by US government-sponsored agencies	82,026	-	1,955	80,071	1.90%
Total mortgage-backed securities	631,656	2,888	5,420	629,124	2.47%
Investment securities
US Treasury securities	10,276	-	113	10,163	1.25%
Obligations of US government-sponsored agencies	2,927	-	48	2,879	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	362	2,093	5.55%
Other debt securities	1,486	52	-	1,538	2.97%
Total investment securities	17,144	52	523	16,673	2.04%
Total securities available-for-sale	$648,800	$2,940	$5,943	$645,797	2.46%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$506,064	$-	$8,383	$497,681	2.07%

The amortized cost and fair value of Oriental’s investment securities at September 30, 2018, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$4,241	$4,142	$-	$-
Total due from 1 to 5 years	4,241	4,142	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$61,590	$58,617	$-	$-
FNMA and FHLMC certificates	235,031	228,438	-	-
Total due after 5 to 10 years	296,621	287,055	-	-
Due after 10 years
FNMA and FHLMC certificates	$346,825	$337,738	$444,679	$425,066
GNMA certificates	202,585	197,454	-	-
CMOs issued by US government-sponsored agencies	8,370	8,149	-	-
Total due after 10 years	557,780	543,341	444,679	425,066
Total mortgage-backed securities	858,642	834,538	444,679	425,066
Investment securities
Due less than one year
US Treasury securities	$646	$645	$-	$-
Total due in less than one year	646	645	-	-
Due from 1 to 5 years
US Treasury securities	$9,971	$9,815	$-	$-
Obligations of US government and sponsored agencies	2,484	2,395	-	-
Total due from 1 to 5 years	12,455	12,210	-	-
Due from 5 to 10 years
Other debt securities	1,152	1,159	-	-
Total due after 5 to 10 years	1,152	1,159	-	-
Total investment securities	14,253	14,014	-	-
Total	$872,895	$848,552	$444,679	$425,066

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the nine month-period ended September 30, 2018, Oriental sold $14.7 million of available-for-sale Government National Mortgage Association (“GNMA”) certificates from its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period. During the nine-month period ended September 30, 2017, Oriental sold $166.0 million of mortgage-backed securities and $84.1 million of US Treasury securities, and recorded a net gain on sale of securities of $6.9 million.

	Nine-Month Period Ended September 30, 2018
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$14,746	$14,746	$-	$-
Total	$14,746	$14,746	$-	$-

	Nine-Month Period Ended September 30, 2017
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$107,510	$102,311	$5,199	$-
GNMA certificates	65,284	63,704	1,580	-
Investment securities
US Treasury securities	84,202	84,085	117	-
Total mortgage-backed securities	$256,996	$250,100	$6,896	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017:

	September 30, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$68,960	$3,174	$65,786
FNMA and FHLMC certificates	160,420	7,451	152,969
Obligations of US Government and sponsored agencies	2,484	89	2,395
GNMA certificates	28,296	1,606	26,690
US Treasury Securities	9,971	157	9,814
	$270,131	$12,477	$257,654
Securities held to maturity
FNMA and FHLMC certificates	$381,941	$17,619	$364,322

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$1,000	$20	$980
FNMA and FHLMC certificates	425,094	8,348	416,746
GNMA certificates	145,438	3,825	141,613
US Treasury Securities	646	-	646
	$572,178	$12,193	$559,985
Securities held-to-maturity
FNMA and FHLMC Certificates	$62,738	$1,994	$60,744

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$69,960	$3,194	$66,766
FNMA and FHLMC certificates	585,514	15,799	569,715
Obligations of US government and sponsored agencies	2,484	89	2,395
GNMA certificates	173,734	5,431	168,303
US Treausury Securities	10,617	157	10,460
	$842,309	$24,670	$817,639
Securities held-to-maturity
FNMA and FHLMC certificates	$444,679	$19,613	$425,066

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

All of the investments ($1.2 billion, amortized cost) with an unrealized loss position at September 30, 2018 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

NOTE 5 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans.

  The composition of Oriental’s loan portfolio at September 30, 2018 and December 31, 2017 was as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$667,224	$683,607
Commercial	1,540,027	1,307,261
Consumer	345,399	330,039
Auto and leasing	1,084,912	883,985
	3,637,562	3,204,892
Allowance for loan and lease losses on originated and other loans and leases	(95,236)	(92,718)
	3,542,326	3,112,174
Deferred loan costs, net	7,556	6,695
Total originated and other loans held for investment, net	3,549,882	3,118,869
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,778	4,380
Consumer	24,914	28,915
Auto	7,494	21,969
	35,186	55,264
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(2,350)	(3,862)
	32,836	51,402
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	503,861	532,053
Commercial	190,178	243,092
Consumer	95	1,431
Auto	20,363	43,696
	714,497	820,272
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(43,875)	(45,755)
	670,622	774,517
Total acquired BBVAPR loans, net	703,458	825,919
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	64,785	69,538
Commercial	49,262	53,793
Consumer	895	1,112
Total acquired Eurobank loans	114,942	124,443
Allowance for loan and lease losses on Eurobank loans	(24,281)	(25,174)
Total acquired Eurobank loans, net	90,661	99,269
Total acquired loans, net	794,119	925,188
Total held for investment, net	4,344,001	4,044,057
Mortgage loans held-for-sale	8,979	12,272
Total loans, net	$4,352,980	$4,056,329

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month moratorium for the payment due on certain loans. The level of delinquencies for mortgage and auto loans as of December 31, 2017 was impacted by the loan moratorium. Aging of current and early delinquent loans in moratorium were frozen at September 30, 2017, throughout the moratorium period. In addition, although the repayment schedule was modified as part of the moratorium, certain borrowers continued to make payments shortly after the moratorium, having an impact on the respective delinquency status at December 31, 2017. At September 30, 2018, all of the loan moratoriums have expired, and total delinquency levels have returned to pre-hurricane levels with some improvements.

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at September 30, 2018 and December 31, 2017, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$276	$890	$3,272	$4,438	$38,120	$42,558	$240
Years 2003 and 2004	237	1,740	6,587	8,564	69,146	77,710	-
Year 2005	92	858	3,515	4,465	36,710	41,175	-
Year 2006	348	1,484	4,747	6,579	51,392	57,971	-
Years 2007, 2008 and 2009	178	1,195	7,774	9,147	54,223	63,370	56
Years 2010, 2011, 2012, 2013	258	1,238	7,946	9,442	106,819	116,261	180
Years 2014, 2015, 2016, 2017 and 2018	-	593	1,303	1,896	130,610	132,506	-
	1,389	7,998	35,144	44,531	487,020	531,551	476
Non-traditional	-	117	2,740	2,857	11,842	14,699	-
Loss mitigation program	10,346	5,435	20,797	36,578	70,819	107,397	2,631
	11,735	13,550	58,681	83,966	569,681	653,647	3,107
Home equity secured personal loans	-	-	-	-	252	252	-
GNMA's buy-back option program	-	-	13,325	13,325	-	13,325	-
	11,735	13,550	72,006	97,291	569,933	667,224	3,107
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	306,372	306,372	-
Institutional	-	-	-	-	72,372	72,372	-
Middle market	839	-	5,481	6,320	175,822	182,142	-
Retail	1,242	309	9,245	10,796	210,101	220,897	-
Floor plan	-	-	-	-	3,579	3,579	-
Real estate	-	-	-	-	19,347	19,347	-
	2,081	309	14,726	17,116	787,593	804,709	-
Other commercial and industrial:
Corporate	-	-	-	-	163,766	163,766	-
Institutional	-	-	-	-	143,886	143,886	-
Middle market	-	3,480	2,751	6,231	91,484	97,715	-
Retail	720	131	792	1,643	287,755	289,398	-
Floor plan	150	-	51	201	40,352	40,553	-
	870	3,611	3,594	8,075	727,243	735,318	-
	2,951	3,920	18,320	25,191	1,514,836	1,540,027	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$580	$200	$602	$1,382	$26,342	$27,724	$-
Overdrafts	27	-	-	27	129	156	-
Personal lines of credit	44	3	70	117	1,819	1,936	-
Personal loans	3,864	1,731	1,197	6,792	292,738	299,530	-
Cash collateral personal loans	146	66	-	212	15,841	16,053	-
	4,661	2,000	1,869	8,530	336,869	345,399	-
Auto and leasing	54,888	26,940	12,148	93,976	990,936	1,084,912	-
Total	$74,235	$46,410	$104,343	$224,988	$3,412,574	$3,637,562	$3,107

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

At September 30, 2018 and December 31, 2017, Oriental had a carrying balance of $91.4 million and $94.9 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of September 30, 2018 and December 31, 2017, by class of loans:

	September 30, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$54	$54	$-	$54	$-
Floor plan	-	-	899	899	305	1,204	-
	-	-	953	953	305	1,258	-
Other commercial and industrial
Retail	8	-	25	33	1,485	1,518	-
Floor plan	-	-	2	2	-	2	-
	8	-	27	35	1,485	1,520	-
	8	-	980	988	1,790	2,778	-
Consumer
Credit cards	330	110	443	883	21,729	22,612	-
Personal loans	23	7	58	88	2,214	2,302	-
	353	117	501	971	23,943	24,914	-
Auto	665	389	202	1,256	6,238	7,494	-
Total	$1,026	$506	$1,683	$3,215	$31,971	$35,186	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2018 and  December 31, 2017 is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Contractual required payments receivable:	$1,340,064	$1,481,616
Less: Non-accretable discount	347,173	352,431
Cash expected to be collected	992,891	1,129,185
Less: Accretable yield	278,394	308,913
Carrying amount, gross	714,497	820,272
Less: allowance for loan and lease losses	43,875	45,755
Carrying amount, net	$670,622	$774,517

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2018 and December 31, 2017, Oriental had $44.0 million and $50.3 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended September 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$243,903	$42,521	$1,071	$497	$287,992
Accretion	(6,722)	(3,977)	(466)	(88)	(11,253)
Change in expected cash flows	-	1,334	3	25	1,362
Transfer from (to) non-accretable discount	1,456	(1,140)	3	(26)	293
Balance at end of period	$238,637	$38,738	$611	$408	$278,394

Non-Accretable Discount Activity:
Balance at beginning of period	$296,137	$11,143	$23,645	$19,332	$350,257
Change in actual and expected losses	(1,860)	(1,125)	181	13	(2,791)
Transfer from accretable yield	(1,456)	1,140	(3)	26	(293)
Balance at end of period	$292,821	$11,158	$23,823	$19,371	$347,173

	Nine-Month Period Ended September 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(20,710)	(11,259)	(1,991)	(538)	(34,498)
Change in expected cash flows	-	7,265	829	156	8,250
Transfer (to) non-accretable discount	849	(4,032)	(993)	(95)	(4,271)
Balance at end of period	$238,637	$38,738	$611	$408	$278,394

Non-Accretable Discount Activity:
Balance at beginning of period	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(5,831)	(3,470)	(220)	(8)	(9,529)
Transfer from accretable yield	(849)	4,032	993	95	4,271
Balance at end of period	$292,821	$11,158	$23,823	$19,371	$347,173

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$270,148	$56,038	$4,853	$1,486	$332,525
Accretion	(7,434)	(7,114)	(1,350)	(384)	(16,282)
Change in actual and expected losses	-	3,716	13	37	3,766
Transfer (to) from non-accretable discount	(6,158)	(2,950)	(8)	26	(9,090)
Balance at end of period	$256,556	$49,690	$3,508	$1,165	$310,919

Non-Accretable Discount Activity:
Balance at beginning of period	$306,504	$16,867	$23,960	$19,431	$366,762
Change in actual and expected losses	(2,310)	(8,679)	(191)	(124)	(11,304)
Transfer from (to) accretable yield	6,158	2,950	8	(26)	9,090
Balance at end of period	$310,352	$11,138	$23,777	$19,281	$364,548

	Nine-Month Period Ended September 30, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(23,018)	(16,608)	(5,273)	(1,542)	(46,441)
Change in actual and expected losses	2	19,907	163	123	20,195
Transfer (to) from non-accretable discount	(12,543)	(3,975)	80	(1,098)	(17,536)
Balance at end of period	$256,556	$49,690	$3,508	$1,165	$310,919

Non-Accretable Discount Activity:
Balance at beginning of period	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(7,806)	(9,802)	1,450	63	(16,095)
Transfer from (to) accretable yield	12,543	3,975	(80)	1,098	17,536
Balance at end of period	$310,352	$11,138	$23,777	$19,281	$364,548

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at September 30, 2018 and  December 31, 2017 is as follows:

	September 30	December 31
	2018	2017
	(In thousands)
Contractual required payments receivable:	$162,204	$179,960
Less: Non-accretable discount	4,187	5,845
Cash expected to be collected	158,017	174,115
Less: Accretable yield	43,075	49,672
Carrying amount, gross	114,942	124,443
Less: Allowance for loan and lease losses	24,281	25,174
Carrying amount, net	$90,661	$99,269

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended September 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$39,269	4,585	1,224	-	-	45,078
Accretion	(1,440)	(1,883)	-	(7)	(155)	(3,485)
Change in expected cash flows	6	2,063	-	(143)	283	2,209
Transfer (to) from non-accretable discount	188	(412)	(525)	150	(128)	(727)
Balance at end of period	$38,023	$4,353	$699	$-	$-	$43,075

Non-Accretable Discount Activity:
Balance at beginning of period	$2,638	-	981	-	200	3,819
Change in actual and expected losses	63	(412)	-	150	(160)	(359)
Transfer from (to) accretable yield	(188)	412	525	(150)	128	727
Balance at end of period	$2,513	$-	$1,506	$-	$168	$4,187

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$41,474	$6,751	$1,447	$-	$-	$49,672
Accretion	(4,583)	(5,195)	-	(45)	(369)	(10,192)
Change in expected cash flows	(974)	4,793	-	(317)	697	4,199
Transfer from (to) non-accretable discount	2,106	(1,996)	(748)	362	(328)	(604)
Balance at end of period	$38,023	$4,353	$699	$-	$-	$43,075

Non-Accretable Discount Activity:
Balance at beginning of year	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected losses	43	(2,272)	-	362	(395)	(2,262)
Transfer from (to) accretable yield	(2,106)	1,996	748	(362)	328	604
Balance at end of period	$2,513	$-	$1,506	$-	$168	$4,187

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$43,012	$9,157	$1,906	-	$-	$54,075
Accretion	(1,736)	(2,480)	(39)	(11)	(73)	(4,339)
Change in actual and expected losses	18	106	39	(49)	346	460
Transfer from (to) non-accretable discount	1,094	1,448	(142)	60	(273)	2,187
Balance at end of period	$42,388	$8,231	$1,764	$-	$-	$52,383

Non-Accretable Discount Activity:
Balance at beginning of period	$6,687	$2,010	$299	$-	$14	$9,010
Change in actual and expected losses	20	126	(39)	60	(55)	112
Transfer (to) from accretable yield	(1,094)	(1,448)	142	(60)	273	(2,187)
Balance at end of period	$5,613	$688	$402	$-	$232	$6,935

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$45,839	$16,475	$2,194	$-	$-	$64,508
Accretion	(5,564)	(11,051)	(82)	(22)	(268)	(16,987)
Change in expected cash flows	119	1,427	82	(214)	730	2,144
Transfer from (to) non-accretable discount	1,994	1,380	(430)	236	(462)	2,718
Balance at end of period	$42,388	$8,231	$1,764	$-	$-	$52,383

Non-Accretable Discount Activity:
Balance at beginning of period	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected cash flows	(834)	(1,812)	(39)	236	(238)	(2,687)
Transfer (to) from accretable yield	(1,994)	(1,380)	430	(236)	462	(2,718)
Balance at end of period	$5,613	$688	$402	$-	$232	$6,935

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$3,088	$3,070
Years 2003 and 2004	6,587	6,380
Year 2005	3,727	3,280
Year 2006	4,778	5,905
Years 2007, 2008 and 2009	7,717	7,984
Years 2010, 2011, 2012, 2013	7,766	6,259
Years 2014, 2015, 2016, 2017 and 2018	1,303	1,649
	34,966	34,527
Non-traditional	2,740	3,543
Loss mitigation program	23,292	16,783
	60,998	54,853
Commercial
Commercial secured by real estate
Institutional	10,155	118
Middle market	7,619	11,394
Retail	15,662	14,438
	33,436	25,950
Other commercial and industrial
Middle market	6,561	6,323
Retail	2,759	2,929
Floor plan	51	51
	9,371	9,303
	42,807	35,253
Consumer
Credit cards	602	1,227
Overdrafts	-	31
Personal lines of credit	80	102
Personal loans	2,434	900
Cash collateral personal loans	-	312
	3,116	2,572
Auto and leasing	12,185	4,232
Total non-accrual originated loans	$119,106	$96,910

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2018	2017
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$54	$119
Floor plan	899	928
	953	1,047
Other commercial and industrial
Retail	25	221
Floor plan	2	2
	27	223
	980	1,270
Consumer
Credit cards	443	1,310
Personal loans	58	45
	501	1,355
Auto	202	179
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,683	2,804
Total non-accrual loans	$120,789	$99,714

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

At September 30, 2018 and December 31, 2017, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $97.7 million and $109.2 million, respectively, as they are performing under their new terms.

At September 30, 2018 and December 31, 2017, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $23.6 million and $20.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $69.6 million and $72.3 million at September 30, 2018 and December 31, 2017, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $7.6 million and $10.6 million at September 30, 2018 and December 31, 2017, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $85.1 million and $85.4 million at September 30, 2018 and December 31, 2017, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $10.6 million and $9.1 million at September 30, 2018 and December 31, 2017, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2018 and 2017 are as follows:

	September 30, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$38,650	$33,379	$7,607	23%
Residential impaired and troubled-debt restructuring	95,673	85,119	10,620	12%
Impaired loans with no specific allowance:
Commercial	41,393	35,513	N/A	0%
Total investment in impaired loans	$175,716	$154,011	$18,227	12%

	December 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$57,922	$52,585	$10,573	20%
Residential impaired and troubled-debt restructuring	94,971	85,403	9,121	11%
Impaired loans with no specific allowance
Commercial	22,022	18,953	N/A	0%
Total investment in impaired loans	$174,915	$156,941	$19,694	13%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$4	1%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$4	1%

	December 31, 2017
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$20	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$20	3%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$510,426	$503,860	$15,258	3%
Commercial	197,516	189,164	22,256	12%
Consumer	1,016	96	18	19%
Auto	22,079	20,364	6,343	31%
Total investment in impaired loan pools	$731,037	$713,484	$43,875	6%

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

  Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of September 30, 2018 and December 31, 2017 are as follows:

	September 30, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$72,874	$64,785	$15,155	23%
Commercial	50,430	49,262	9,122	19%
Consumer	13	4	4	100%
Total investment in impaired loan pools	$123,317	$114,051	$24,281	21%

	December 31, 2017
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$81,132	$69,538	$15,187	22%
Commercial	58,099	53,793	9,983	19%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$139,246	$123,335	$25,174	20%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended September 30,
	2018		2017
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$150	$35,765	$306	$24,178
Residential troubled-debt restructuring	695	84,787	576	86,694
Impaired loans with no specific allowance
Commercial	271	31,315	675	36,133
	1,116	151,867	1,557	147,005
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	747	-	751
Impaired loans with no specific allowance
Commercial	-	-	-	-
Total interest income from impaired loans	$1,116	$152,614	$1,557	$147,756

	Nine-Month Period Ended September 30,
	2018		2017
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$432	$44,691	$612	$17,298
Residential troubled-debt restructuring	2,028	84,671	1,685	87,951
Impaired loans with no specific allowance
Commercial	812	23,736	1,350	41,519
Total interest income from impaired loans	$3,272	$153,098	$3,647	$146,768

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$747	$-	$810
Impaired loans with no specific allowance
Total interest income from impaired loans	$3,272	$153,845	$3,647	$147,578

Modifications

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and nine-month periods ended September 30, 2018 and 2017.

	Quarter Ended September 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	21	$2,621	5.42%	373	$2,579	4.19%	344
Commercial	5	3,007	5.79%	71	3,002	5.10%	83
Consumer	52	758	15.06%	66	765	12.04%	73
Auto	2	40	10.28%	37	40	10.28%	37

	Nine-Month Period Ended September 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	104	$14,087	5.61%	382	$13,597	4.82%	344
Commercial	13	10,341	5.50%	53	10,332	5.74%	60
Consumer	101	1,469	15.58%	59	1,477	11.51%	72
Auto	2	40	10.28%	37	40	10.28%	37

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	15	$1,796	6.18%	401	$1,804	4.28%	409
Commercial	2	154	7.99%	53	154	8.45%	51
Consumer	30	383	11.52%	61	383	11.21%	68
Auto	2	23	6.42%	63	23	8.13%	31

	Nine-Month Period Ended September 30, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	74	$9,149	6.27%	390	$9,132	4.26%	384
Commercial	20	3,527	6.51%	55	3,528	5.55%	66
Consumer	93	1,262	11.87%	64	1,301	10.79%	70
Auto	9	134	7.24%	66	135	11.75%	37

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2018 and 2017:

	Twelve-Month Period Ended September 30,
	2018		2017
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	19	$2,756	28	$2,663
Commercial	2	$281	8	$868
Consumer	11	$107	22	$248

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2018 and December 31, 2017, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	September 30, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$306,372	$263,522	$26,887	$15,963	$-	$-
Institutional	72,372	62,021	-	10,351	-	-
Middle market	182,142	133,506	31,912	16,724	-	-
Retail	220,897	194,554	4,024	22,319	-	-
Floor plan	3,579	2,281	-	1,298	-	-
Real estate	19,347	19,347	-	-	-	-
	804,709	675,231	62,823	66,655	-	-
Other commercial and industrial:
Corporate	163,766	135,269	28,497	-	-	-
Institutional	143,886	143,886	-	-	-	-
Middle market	97,715	74,204	4,948	18,563	-	-
Retail	289,398	286,090	213	3,095	-	-
Floor plan	40,553	37,766	2,736	51	-	-
	735,318	677,215	36,394	21,709	-	-
Total	1,540,027	1,352,446	99,217	88,364	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	54	-	-	54	-	-
Floor plan	1,204	305	-	899	-	-
	1,258	305	-	953	-	-
Other commercial and industrial:
Retail	1,518	1,518	-	-	-	-
Floor plan	2	-	-	2	-	-
	1,520	1,518	-	2	-	-
Total	2,778	1,823	-	955	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	531,551	496,407	-	35,144	-	-
Non-traditional	14,699	11,959	-	2,740	-	-
Loss mitigation program	107,397	86,600	-	20,797	-	-
Home equity secured personal loans	252	252	-	-	-	-
GNMA's buy-back option program	13,325	-	-	13,325	-	-
	667,224	595,218	-	72,006	-	-

Consumer:
Credit cards	27,724	27,122	-	602	-	-
Overdrafts	156	129	-	27	-	-
Unsecured personal lines of credit	1,936	1,865	-	71	-	-
Unsecured personal loans	299,530	298,334	-	1,196	-	-
Cash collateral personal loans	16,053	16,053	-	-	-	-
	345,399	343,503	-	1,896	-	-
Auto and Leasing	1,084,912	1,072,764	-	12,148	-	-
Total	2,097,535	2,011,485	-	86,050	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	22,612	22,169	-	443	-	-
Personal loans	2,302	2,244	-	58	-	-
	24,914	24,413	-	501	-	-
Auto	7,494	7,292	-	202	-	-
	32,408	31,705	-	703	-	-
	$3,672,748	$3,397,459	$99,217	$176,072	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at September 30, 2018 and December 31, 2017  was as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$19,545	$20,439
Commercial	32,491	30,258
Consumer	15,715	16,454
Auto and leasing	27,485	25,567
Total allowance for originated and other loans and lease losses	95,236	92,718

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	17	42
Consumer	2,140	3,225
Auto	193	595
	2,350	3,862
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	15,258	14,085
Commercial	22,256	23,691
Consumer	18	18
Auto	6,343	7,961
	43,875	45,755
Total allowance for acquired BBVAPR loans and lease losses	46,225	49,617
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	15,155	15,187
Commercial	9,122	9,983
Consumer	4	4
Total allowance for acquired Eurobank loan and lease losses	24,281	25,174
Total allowance for loan and lease losses	$165,742	$167,509

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

During the first quarter of 2018, Oriental updated the previous performed analysis to estimate probable losses related to the hurricanes. Analyses were based on the payment experience percentage of borrowers for which the deferral period expired in retail portfolios. For commercial portfolio, no changes in the level of impact assessed were identified based on communications with credit officers. During the second and third quarter of 2018, Oriental continued its monitoring process of the performance of those affected borrowers. As information became available, it was incorporated into the allowance framework.

At September 30, 2018 and December 31, 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,323	$31,480	$16,192	$27,223	$94,218
Charge-offs	(1,429)	(3,249)	(4,591)	(9,111)	(18,380)
Recoveries	139	119	278	5,442	5,978
Provision for loan and lease losses	1,512	4,141	3,836	3,931	13,420
Balance at end of period	$19,545	$32,491	$15,715	$27,485	$95,236

	Nine-Month Period Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(3,727)	(6,396)	(13,438)	(31,842)	(55,403)
Recoveries	919	528	757	14,498	16,702
Provision for loan and lease losses	1,914	8,101	11,942	19,262	41,219
Balance at end of period	$19,545	$32,491	$15,715	$27,485	$95,236

	September 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,620	$7,607	$-	$-	$18,227
Collectively evaluated for impairment	8,925	24,884	15,715	27,485	77,009
Total ending allowance balance	$19,545	$32,491	$15,715	$27,485	$95,236
Loans:
Individually evaluated for impairment	$85,119	$68,892	$-	$-	$154,011
Collectively evaluated for impairment	582,105	1,471,135	345,399	1,084,912	3,483,551
Total ending loan balance	$667,224	$1,540,027	$345,399	$1,084,912	$3,637,562

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,664	$17,279	$14,981	$18,742	$-	$69,666
Charge-offs	(834)	(727)	(4,424)	(9,387)	-	(15,372)
Recoveries	341	654	168	2,394	-	3,557
Provision (recapture) for originated and other loan and lease losses	4,137	7,072	5,068	13,413	-	29,690
Balance at end of period	$22,308	$24,278	$15,793	$25,162	$-	$87,541

	Nine-Month Period Ended September 30, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(5,375)	(6,424)	(11,792)	(24,726)	-	(48,317)
Recoveries	458	880	1,113	9,864	-	12,315
Provision (recapture) for originated and other loan and lease losses	9,881	20,827	13,405	20,561	(431)	64,243
Balance at end of period	$22,308	$24,278	$15,793	$25,162	$-	$87,541

	December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,121	$10,573	$-	$-	$-	$19,694
Collectively evaluated for impairment	11,318	19,685	16,454	25,567	-	73,024
Total ending allowance balance	$20,439	$30,258	$16,454	$25,567	$-	$92,718
Loans:
Individually evaluated for impairment	$85,403	$71,538	$-	$-	$-	$156,941
Collectively evaluated for impairment	598,204	1,235,723	330,039	883,985	-	3,047,951
Total ending loan balance	$683,607	$1,307,261	$330,039	$883,985	$-	$3,204,892

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$86	$2,357	$283	$2,726
Charge-offs	(1)	(638)	(72)	(711)
Recoveries	3	95	169	267
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(71)	326	(187)	68
Balance at end of period	$17	$2,140	$193	$2,350

	Nine-Month Period Ended September 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$42	$3,225	$595	$3,862
Charge-offs	(6)	(2,080)	(285)	(2,371)
Recoveries	18	243	641	902
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(37)	752	(758)	(43)
Balance at end of period	$17	$2,140	$193	$2,350

	September 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4	$-	$-	$4
Collectively evaluated for impairment	13	2,140	193	2,346
Total ending allowance balance	$17	$2,140	$193	$2,350
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	2,031	24,914	7,494	34,439
Total ending loan balance	$2,778	$24,914	$7,494	$35,186

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$41	$2,623	$684	$3,348
Charge-offs	-	(711)	(222)	(933)
Recoveries	1	33	202	236
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(1)	646	67	712
Balance at end of period	$41	$2,591	$731	$3,363

	Nine-Month Period Ended September 30, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(2,367)	(705)	(3,204)
Recoveries	6	392	1,251	1,649
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(2)	1,538	(918)	618
Balance at end of period	$41	$2,591	$731	$3,363

	December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$20	$-	$-	$20
Collectively evaluated for impairment	22	3,225	595	3,842
Total ending allowance balance	$42	$3,225	$595	$3,862
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	3,633	28,915	21,969	54,517
Total ending loan balance	$4,380	$28,915	$21,969	$55,264

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

For loans accounted for under ASC 310-30, as part of the evaluation of actual versus expected cash flows, Oriental assesses on a quarterly basis the credit quality of these loans based on delinquency, severity factors and risk ratings, among other assumptions.  Migration and credit quality trends are assessed at the pool level, by comparing information from the latest evaluation period through the end of the reporting period.

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,567	$23,019	$18	$6,572	44,176
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	746	61	-	-	807
Allowance de-recognition	(55)	(824)	-	(229)	(1,108)
Balance at end of period	$15,258	$22,256	$18	$6,343	43,875

	Nine-Month Period Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,085	$23,691	$18	$7,961	45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,296	2,119	-	(887)	2,528
Allowance de-recogntion	(123)	(3,554)	-	(731)	(4,408)
Balance at end of period	$15,258	$22,256	$18	$6,343	43,875

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$4,141	$25,614	$7,739	$37,494
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	4,790	6,810	(501)	11,099
Allowance de-recognition	-	(8,483)	-	(8,483)
Balance at end of period	$8,931	$23,941	$7,238	$40,110

	Nine-Month Period Ended September 30, 2017
	Mortgage	Commercial	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$2,682	$23,452	$4,922	$31,056
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	6,345	9,768	2,685	18,798
Allowance de-recogntion	(96)	(9,279)	(369)	(9,744)
Balance at end of period	$8,931	$23,941	$7,238	$40,110

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2018 and 2017 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,170	$9,140	$4	$24,314
Provision for loan and lease losses, net	231	75	-	306
Allowance de-recognition	(246)	(93)	-	(339)
Balance at end of period	$15,155	$9,122	$4	$24,281

	Nine-Month Period Ended September 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,187	$9,983	$4	$25,174
Provision for loan and lease losses, net	1,015	95	-	1,110
Allowance de-recognition	(1,047)	(956)	-	(2,003)
Balance at end of period	$15,155	$9,122	$4	$24,281

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2017
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$13,651	$8,131	$4	$21,786
Provision for (recapture) acquired Eurobank loan and lease losses, net	1,139	1,402	-	2,541
Allowance de-recognition	(571)	(611)	-	(1,182)
Balance at end of period	$14,219	$8,922	$4	$23,145

	Nine-Month Period Ended September 30, 2017
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$11,947	$9,328	$6	$21,281
Provision for (recapture) acquired Eurobank loan and lease losses, net	4,011	562	-	4,573
Allowance de-recognition	(1,739)	(968)	(2)	(2,709)
Balance at end of period	$14,219	$8,922	$4	$23,145

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8 — FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and nine-months periods ended September 30, 2018 and 2017:

	Quarter Ended September 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$12,186	$17,492	$10,873	$40,551
Decline in value	(359)	(244)	(302)	(905)
Additions	1,547	2,476	928	4,951
Sales	(3,080)	(2,680)	(969)	(6,729)
Balance at end of period	$10,294	$17,044	$10,530	$37,868

	Quarter Ended September 30, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$15,842	$21,671	$12,710	$50,223
Decline in value	(592)	(680)	(340)	(1,612)
Additions	1,482	2,122	665	4,269
Sales	(1,996)	(2,410)	(1,108)	(5,514)
Other adjustments	(59)	(32)	-	(91)
Balance at end of period	$14,677	$20,671	$11,927	$47,275

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$14,283	$18,347	$11,544	$44,174
Decline in value	(1,017)	(1,758)	(1,054)	(3,829)
Additions	4,816	7,401	2,868	15,085
Sales	(7,788)	(6,946)	(2,828)	(17,562)
Balance at end of period	$10,294	$17,044	$10,530	$37,868

	Nine-Month Period Ended September 30, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$12,389	$21,379	$13,752	$47,520
Decline in value	(1,672)	(2,309)	(1,610)	(5,591)
Additions	9,338	9,210	2,597	21,145
Sales	(5,235)	(7,464)	(2,812)	(15,511)
Other adjustments	(143)	(145)	-	(288)
Balance at end of period	$14,677	$20,671	$11,927	$47,275

After hurricanes Irma and Maria in September 2017, management evaluated the potential impact these events brought to Oriental’s foreclosed real estate, considering the related underlying insurance coverage. Oriental has performed property inspections and taking into consideration all available information, the fair value of these properties was not materially impacted.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 — DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$643	$-
Interest rate swaps not designated as hedges	227	618
Interest rate caps	395	153
	$1,265	$771
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	-	510
Interest rate swaps not designated as hedges	227	618
Interest rate caps	395	153
	$622	$1,281

Interest Rate Swaps

Oriental enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix Oriental’s interest payments on an amount of forecasted interest expense attributable to the variable index rate corresponding to the swap notional stated rate. These swaps are designated as cash flow hedges for the forecasted wholesale borrowing transactions and are properly documented as such; therefore, qualify for cash flow hedge accounting. Any gain or loss associated with the effective portion of the cash flow hedges is recognized in other comprehensive (loss) and is subsequently reclassified into operations in the period during which the hedged forecasted transactions affect earnings. Changes in the fair value of these derivatives are recorded in accumulated other comprehensive income to the extent there is no significant ineffectiveness in the cash flow hedging relationships. Currently, Oriental does not expect to reclassify any amount included in other comprehensive (loss) related to these interest rate swaps to operations in the next twelve months.

The following table shows a summary of these swaps and their terms at September 30, 2018:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$33,964	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$33,964

An accumulated unrealized gain of $643 thousand and a loss of $510 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2018 and December 31, 2017, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At September 30, 2018 and December 31, 2017, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $227 thousand and $618 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At September 30, 2018 and December 31, 2017, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $227 thousand and $618 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at September 30, 2018:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of September 30, 2018 and  December 31, 2017, the outstanding total notional amount of interest rate caps was $151.4 million and $152.6 million, respectively. At September 30, 2018 and December 31, 2017, the interest rate caps sold to clients represented a liability of $395 thousand and $153 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At September 30, 2018 and December 31, 2017, the interest rate caps purchased as mirror-images represented an asset of $395 thousand and $153 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 10 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2018 and December 31, 2017 consists of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Loans, excluding acquired loans	$29,671	$46,936
Investments	3,781	3,033
	$33,452	$49,969

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest receivable at December 31, 2017, included $39.7 million, resulting from the loan payment moratorium. Accrued interest receivable resulting from the loan payment moratorium has been decreasing, as most moratoriums have expired. Some of these accrued interests are payable at the end of the loan term.

Other assets at September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Prepaid expenses	$12,762	$9,200
Other repossessed assets	4,146	3,548
Core deposit and customer relationship intangibles	3,697	4,687
Tax credits	2,277	4,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	37,951	41,898
	$61,916	$64,693

Prepaid expenses amounting to $12.8 million and $9.2 million at September 30, 2018 and December 31, 2017, respectively, include prepaid municipal, property and income taxes aggregating to $7.3 million and $5.7 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2018 and December 31, 2017 this core deposit intangible amounted to $2.7 million and $3.3 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At September 30, 2018 and December 31, 2017, this customer relationship intangible amounted to $1.0 million and $1.4 million, respectively.

Other repossessed assets totaled $4.1 million and $3.5 million at September 30, 2018 and December 31, 2017, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

At September 30, 2018 and December 31, 2017, tax credits for Oriental totaled $2.3 million and $4.3 million, respectively. These tax credits do not have an expiration date.

NOTE 11— DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2018 and December 31, 2017 consist of the following:

	September 30,	December 31,
	2018	2017
	(In thousands)
Non-interest bearing demand deposits	$1,107,567	$969,525
Interest-bearing savings and demand deposits	2,412,690	2,274,116
Individual retirement accounts	204,715	231,376
Retail certificates of deposit	610,118	595,983
Institutional certificates of deposit	223,025	209,951
Total core deposits	4,558,115	4,280,951
Brokered deposits	530,878	518,531
Total deposits	$5,088,993	$4,799,482

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $503.5 million in certificates of deposits and $27.3 million in money market accounts at September 30, 2018, and $471.6 million in certificates of deposits and $46.9 million in money market accounts at December 31, 2017.

The weighted average interest rate of Oriental’s deposits was 0.65% at September 30, 2018 and December 31, 2017. Interest expense for the quarters and nine-month periods ended September 30, 2018 and 2017 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Demand and savings deposits	$3,157	$2,715	$8,924	$8,563
Certificates of deposit	5,448	4,886	14,630	14,043
	$8,605	$7,601	$23,554	$22,606

At September 30, 2018 and December 31, 2017, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $367.8 million and $359.6 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $43.7 million and $3.5 million at a weighted average rate of 0.54% and 0.28% at September 30, 2018 and December 31, 2017, respectively.

At September 30, 2018 and December 31, 2017, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $285.0 million and $153.1 million, respectively. These public funds were collateralized with commercial loans amounting to $265.1 million and $173.0 million at September 30, 2018 and December 31, 2017, respectively.

Excluding accrued interest of approximately $2.6 million, the scheduled maturities of certificates of deposit at September 30, 2018 and December 31, 2017 are as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Within one year:
Three (3) months or less	$239,716	$316,382
Over 3 months through 1 year	578,308	508,285
	818,024	824,667
Over 1 through 2 years	506,842	470,670
Over 2 through 3 years	137,738	137,016
Over 3 through 4 years	31,088	36,125
Over 4 through 5 years	45,100	38,623
	$1,538,792	$1,507,101

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $360 thousand and $2.2 million as of September 30, 2018 and December 31, 2017, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 — BORROWINGS AND RELATED INTEREST

Securities Sold under Agreements to Repurchase

At September 30, 2018, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted. The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements. The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

At September 30, 2018 and December 31, 2017, securities sold under agreements to repurchase (classified by counterparty), excluding accrued interest in the amount of $429 thousand and $369 thousand, respectively, were as follows:

	September 30,		December 31,
	2018		2017
		Fair Value of		Fair Value of
	Borrowing	Underlying	Borrowing	Underlying
	Balance	Collateral	Balance	Collateral
	(In thousands)
South Street Securities, LLC	12,000	12,590	-	-
JP Morgan Chase Bank NA	130,000	140,364	82,500	88,974
Nomura Securities International, Inc	53,294	56,199	-	-
JVB Financial Group, LLC	32,525	34,116	-	-
Federal Home Loan Bank	110,000	116,432	110,000	116,509
Citigroup Global Markets Inc.	39,989	42,524	-	-
Total	$377,808	$402,225	$192,500	$205,483

The following table shows a summary of Oriental’s repurchase agreements and their terms, excluding accrued interest in the amount of $429 thousand, at September 30, 2018:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	32,525	2.19%	9/10/2018	10/10/2018
	39,989	2.30%	9/18/2018	10/2/2018
	53,294	2.45%	9/24/2018	10/25/2018
	12,000	2.40%	9/25/2018	10/15/2018

2019	50,000	1.72%	3/2/2017	9/3/2019

2020	60,000	1.85%	3/2/2017	3/2/2020
	50,000	2.61%	3/15/2018	3/15/2020
	30,000	2.70%	3/23/2018	3/23/2020
	50,000	2.86%	7/6/2018	7/6/2020
	$377,808	2.31%

All of the repurchase agreements referred to above with maturity dates up to the date of this report were renewed as short-term repurchase agreements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the repurchase liability associated with the repurchase agreement transactions (excluding accrued interest) by maturity. Also, it includes the carrying value and approximate market value of collateral (excluding accrued interest) at September 30, 2018 and December 31, 2017. There was no cash collateral at September 30, 2018 and December 31, 2017.

			Market Value of Underlying Collateral			Market Value of Underlying Collateral
		Weighted	FNMA and		Weighted	FNMA and
	Repurchase	Average	FHLMC	Repurchase	Average	FHLMC
	Liability	Rate	Certificates	Liability	Rate	Certificates
	September 30, 2018			December 31, 2017
	(Dollars in thousands)
Less than 90 days	$137,808	2.34%	$145,429	$-	-	$-
Over 90 days	240,000	2.30%	256,796	192,500	1.63%	205,483
Total	$377,808	2.31%	$402,225	$192,500	1.63%	$205,483

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2018 and December 31, 2017, these advances were secured by mortgage and commercial loans amounting to $905.3 million and $1.3 billion, respectively. Also, at September 30, 2018 and December 31, 2017, Oriental had an additional borrowing capacity with the FHLB-NY of $830.7 million and $920.0 million, respectively. At September 30, 2018 and December 31, 2017, the weighted average remaining maturity of FHLB’s advances was 26.2 months and 3.2 months, respectively. The original terms of these advances range between one month and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2018.

The following table shows a summary of these advances and their terms, excluding accrued interest in the amount of $153 thousand, at September 30, 2018:

		Weighted-
	Borrowing	Average		Maturity
Year of Maturity	Balance	Coupon	Settlement Date	Date
	(In thousands)
2018	33,964	2.32%	9/4/2018	10/1/2018

2020	8,953	2.59%	7/19/2013	7/20/2020

2023	12,152	2.94%	5/9/2018	5/9/2023
	2,087	2.92%	6/8/2018	6/8/2023
	16,222	2.92%	7/13/2018	7/13/2023
	$73,378	2.61%

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2018 and December 31, 2017, for both periods.

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at September 30, 2018 and December 31, 2017:

September 30, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$1,265	$-	$1,265	$1,986	$-	$(721)

December 31, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$771	$-	$771	$2,010	$-	$(1,239)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$622	$-	$622	$-	$1,980	$(1,358)
Securities sold under agreements to repurchase	377,808	-	377,808	402,225	-	(24,417)
Total	$378,430	$-	$378,430	$402,225	$1,980	$(25,775)

December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,281	$-	$1,281	$-	$1,980	$(699)
Securities sold under agreements to repurchase	192,500	-	192,500	205,483	-	(12,983)
Total	$193,781	$-	$193,781	$205,483	$1,980	$(13,682)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 — INCOME TAXES

Oriental is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “Code”), which imposes a maximum statutory corporate tax rate of 39% on a corporation’s net taxable income.  Under the Code, all corporations are treated as separate taxable entities and are not entitled to file consolidated tax returns.  Such entities are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources pursuant to the Code.  The AMT is payable if it exceeds regular income tax.  The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

Oriental also has operations in the United States mainland through its wholly owned subsidiary, OPC, a retirement plan administrator based in Florida. In October 2017, Oriental expanded its operations in the United States through the Bank’s wholly owned subsidiary, OFG USA. Both subsidiaries are subject to federal income taxes at the corporate level.  In addition, OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes.

At September 30, 2018 and December 31, 2017, Oriental’s net deferred tax asset amounted to $122.9 million and $127.4 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at September 30, 2018 and December 31, 2017. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

Oriental maintained an effective tax rate lower than statutory rate for the nine-month periods ended September 30, 2018 and 2017 of 33.7% and 29.8%, respectively, mainly by investing in tax-exempt obligations, doing business through its international banking entity, and by expanding its operations in the U.S, which are taxed at a lower rate.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At September 30, 2018 and December 31, 2017, unrecognized tax benefits amounted at $858 thousand and $1.3 million, respectively.  The change in unrecognized tax benefits is mainly related to the expiration of a statute of limitation, resulting in a benefit of $468 thousand.  Oriental had accrued $64 thousand at September 30, 2018  (December 31, 2017 - $97 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended September 30, 2018 and 2017 was $12.3 million and $560 thousand, respectively.  Income tax expense for the nine-month periods ended September 30, 2018 and 2017 was $29.9 million and $13.8 million, respectively.

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

As of September 30, 2018 and December 31, 2017, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2018 and December 31, 2017, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of September 30, 2018 and December 31, 2017 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2018
Total capital to risk-weighted assets	$953,543	19.84%	$384,508	8.00%	$480,635	10.00%
Tier 1 capital to risk-weighted assets	$891,807	18.55%	$288,381	6.00%	$384,508	8.00%
Common equity tier 1 capital to risk-weighted assets	$690,937	14.38%	$216,286	4.50%	$312,413	6.50%
Tier 1 capital to average total assets	$891,807	13.93%	$255,993	4.00%	$319,992	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$899,258	20.34%	$353,653	8.00%	$442,067	10.00%
Tier 1 capital to risk-weighted assets	$842,133	19.05%	$265,240	6.00%	$353,653	8.00%
Common equity tier 1 capital to risk-weighted assets	$644,804	14.59%	$198,930	4.50%	$287,343	6.50%
Tier 1 capital to average total assets	$842,133	13.92%	$242,057	4.00%	$302,571	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2018
Total capital to risk-weighted assets	$925,447	19.28%	$383,971	8.00%	$479,964	10.00%
Tier 1 capital to risk-weighted assets	$863,978	18.00%	$287,979	6.00%	$383,971	8.00%
Common equity tier 1 capital to risk-weighted assets	$863,978	18.00%	$215,984	4.50%	$311,977	6.50%
Tier 1 capital to average total assets	$863,978	13.56%	$254,847	4.00%	$318,559	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$879,648	19.92%	$353,265	8.00%	$441,581	10.00%
Tier 1 capital to risk-weighted assets	$822,776	18.63%	$264,949	6.00%	$353,265	8.00%
Common equity tier 1 capital to risk-weighted assets	$822,776	18.63%	$198,712	4.50%	$287,028	6.50%
Tier 1 capital to average total assets	$822,776	13.63%	$241,417	4.00%	$301,771	5.00%

NOTE 16 – STOCKHOLDERS’ EQUITY

    Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both September 30, 2018 and December 31, 2017, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2018 and December 31, 2017, the Bank’s legal surplus amounted to $87.6 million and $81.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the nine-month periods ended September 30, 2018 and 2017, Oriental did not purchase any shares under the program.

At September 30, 2018 the number of shares that may yet be purchased under the $70 million program is estimated at 478,691 and was calculated by dividing the remaining balance of $7.7 million by $16.15 (closing price of Oriental's common stock at September 30, 2018).

The activity in connection with common shares held in treasury by Oriental for the nine-month periods ended September 30, 2018 and 2017 is set forth below:

	Nine-Month Period Ended September 30,
	2018		2017
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,678,427	$104,502	8,711,025	$104,860
Common shares used upon lapse of restricted stock units	(58,424)	(796)	(32,598)	(358)
End of period	8,620,003	$103,706	8,678,427	$104,502

NOTE 17 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of September 30, 2018 and December 31, 2017 consisted of:

	September 30,	December 31,
	2018	2017
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(24,343)	$(3,003)
Income tax effect of unrealized loss on securities available-for-sale	3,155	365
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(21,188)	(2,638)
Unrealized gain (loss) on cash flow hedges	643	(510)
Income tax effect of unrealized (gain) loss on cash flow hedges	(250)	199
Net unrealized gain (loss) on cash flow hedges	393	(311)
Accumulated other comprehensive (loss), net of income taxes	$(20,795)	$(2,949)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended September 30,
	2018			2017
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(15,518)	$256	$(15,262)	$256	$(563)	$(307)
Other comprehensive loss before reclassifications	(5,607)	(380)	(5,987)	1,185	(74)	1,111
Amounts reclassified out of accumulated other comprehensive income (loss)	(63)	517	454	(70)	108	38
Other comprehensive income (loss)	(5,670)	137	(5,533)	1,115	34	1,149
Ending balance	$(21,188)	$393	$(20,795)	$1,371	$(529)	$842

	Nine-Month Period Ended September 30,
	2018			2017
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)	$2,209	$(613)	$1,596
Other comprehensive loss before reclassifications	(18,361)	(635)	(18,996)	(726)	(301)	(1,027)
Amounts reclassified out of accumulated other comprehensive income (loss)	(189)	1,339	1,150	(112)	385	273
Other comprehensive income (loss)	(18,550)	704	(17,846)	(838)	84	(754)
Ending balance	$(21,188)	$393	$(20,795)	$1,371	$(529)	$842

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended September 30,
	2018	2017
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$517	$108	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	4	Income tax expense
Residual tax effect from OIB's change in applicable tax rate	-	1	Income tax expense
Tax effect from changes in tax rates	(63)	(71)	Income tax expense
	$454	$42

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Nine-Month Period Ended September 30,
	2018	2017
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,339	$385	Net interest expense
Available-for-sale securities:
Gain on sale of investments	-	6,896	Income tax expense
Residual tax effect from OIB's change in applicable tax rate	5	104	Income tax expense
Tax effect from changes in tax rates	(194)	(216)	Income tax expense
	$1,150	$7,169

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2018 and 2017 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share data)
Net income	$23,100	$3,319	$59,666	$35,573
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,627)	(4,883)	(4,883)
Convertible preferred stock (Series C)	(1,838)	(1,838)	(5,513)	(5,513)
Income available to common shareholders	$19,634	$(146)	$49,270	$25,177
Effect of assumed conversion of the convertible preferred stock	1,838	1,838	5,513	5,513
Income available to common shareholders assuming conversion	$21,472	$1,692	$54,783	$30,690

Weighted average common shares and share equivalents:
Average common shares outstanding	43,996	43,947	43,975	43,937
Effect of dilutive securities:
Average potential common shares-options	209	17	110	20
Average potential common shares-assuming conversion of convertible preferred stock	7,259	7,138	7,259	7,138
Total weighted average common shares outstanding and equivalents	51,464	51,102	51,344	51,095
Earnings per common share - basic	$0.45	$-	$1.12	$0.57
Earnings per common share - diluted	$0.42	$-	$1.07	$0.56

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In computing diluted earnings per common share, the 84,000 shares of convertible preferred stock, which remain outstanding at September 30, 2018, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarters and nine-month periods ended September 30, 2018 and 2017 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended September 30, 2018 and 2017, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 307,925 and 922,601, respectively. For the nine-month period ended September 30, 2018 and 2017, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 435,950 and 935,740, respectively.

NOTE 19 – GUARANTEES

At September 30, 2018 and December 31, 2017 , the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $15.7 million and $21.1 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2018 and December 31, 2017, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $5.5 million and $6.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2018 and 2017.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Balance at beginning of period	$264	$570	$358	$710
Net (charge-offs/terminations) recoveries	(60)	(118)	(154)	(258)
Balance at end of period	$204	$452	$204	$452

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter ended September 30, 2018, Oriental repurchased approximately $234 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  During the quarter ended September 30, 2017, Oriental did not repurchase any unpaid principal balance of mortgage loans subject to credit recourse provisions. During the nine-month periods ended September 30, 2018 and 2017, Oriental repurchased approximately $569 thousand and $107 thousand, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2018, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $204 thousand (December 31, 2017– $358 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended September 30, 2018, Oriental repurchased $1.6 million (September 30, 2017 – $625 thousand) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the nine-month periods ended September 30, 2018, Oriental repurchased $5.9 million (September 30, 2017 – $3.0 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During the quarter ended September 30, 2018, Oriental recognized $30 thousand in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $41 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.  During the quarter ended September 30, 2017, Oriental did not recognize any gains or losses from the repurchase of residential mortgage loans sold subject to credit recourse, but did recognize $74 thousand in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2018 and 2017, Oriental recognized $406 thousand and $354 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $71 thousand and $517 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2018, Oriental serviced $891.0 million (December 31, 2017 - $864.9 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At September 30, 2018, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $798 thousand (December 31, 2017 - $440 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit-related financial instruments at September 30, 2018 and December 31, 2017 were as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit	$566,030	$485,019
Commercial letters of credit	1,464	494

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

At September 30, 2018 and December 31, 2017, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $742 thousand and $567 thousand, at September 30, 2018 and December 31, 2017, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2018 and December 31, 2017, is as follows:

	September 30,	December 31,
	2018	2017
	(In thousands)
Standby letters of credit and financial guarantees	$15,721	$21,107
Loans sold with recourse	5,490	6,420

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Commitments

Oriental has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for both quarters ended September 30, 2018 and 2017, amounted to $2.0 million.  For the nine-month periods ended September 30, 2018 and 2017, rent expense amounted to $7.4 million and $6.5 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at September 30, 2018, exclusive of taxes, insurance, and maintenance expenses payable by Oriental, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2018	$4,868
2019	5,977
2020	4,062
2021	3,360
2022	2,494
Thereafter	6,926
$27,687

Contingencies

Oriental and its subsidiaries are defendants in a number of legal proceedings incidental to their business. In the ordinary course of business, Oriental and its subsidiaries are also subject to governmental and regulatory examinations. Certain subsidiaries of Oriental, including the Bank (and its subsidiary, OIB), Oriental Financial Services, and Oriental Insurance, are subject to regulation by various U.S., Puerto Rico and other regulators.

Oriental seeks to resolve all arbitration, litigation and regulatory matters in the manner management believes is in the best interests of Oriental and its shareholders, and contests allegations of liability or wrongdoing and, where applicable, the amount of damages or scope of any penalties or other relief sought as appropriate in each pending matter.

Subject to the accounting and disclosure framework under the provisions of ASC 450, it is the opinion of Oriental’s management, based on current knowledge and after taking into account its current legal accruals, that the eventual outcome of all matters would not be likely to have a material adverse effect on the consolidated statements of financial condition of Oriental. Nonetheless, given the substantial or indeterminate amounts sought in certain of these matters, and the inherent unpredictability of such matters, an adverse outcome in certain of these matters could, from time to time, have a material adverse effect on Oriental’s consolidated results of operations or cash flows in particular quarterly or annual periods. Oriental has evaluated all arbitration, litigation and regulatory matters where the likelihood of a potential loss is deemed reasonably possible. Oriental has determined that the estimate of the reasonably possible loss is not significant.

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), an independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At September 30, 2018 and December 31, 2017, Oriental did not have investment securities classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$848,552	$-	$848,552
Trading securities	-	405	-	405
Money market investments	5,805	-	-	5,805
Derivative assets	-	1,265	-	1,265
Servicing assets	-	-	10,866	10,866
Derivative liabilities	-	(622)	-	(622)
	$5,805	$849,600	$10,866	$866,271
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$69,639	$69,639
Foreclosed real estate	-	-	37,868	37,868
Other repossessed assets	-	-	4,146	4,146
	$-	$-	$111,653	$111,653

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Servicing assets
	Quarter Ended September 30,
Level 3 Instruments Only	2018	2017
	(In thousands)
Balance at beginning of period	$10,829	$9,866
New instruments acquired	417	429
Principal repayments	(184)	(152)
Changes in fair value of servicing assets	(196)	(325)
Balance at end of period	$10,866	$9,818

	Servicing assets
	Nine-Month Period Ended September 30,
Level 3 Instruments Only	2018	2017
	(In thousands)
Balance at beginning of period	$9,821	$9,858
New instruments acquired	1,158	1,503
Principal repayments	(593)	(478)
Changes in fair value of servicing assets	480	(1,065)
Balance at end of period	$10,866	$9,818

During the quarters and nine-month periods ended September 30, 2018 and 2017, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2018:

	September 30, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,866	Cash flow valuation	Constant prepayment rate	4.45% -8.33%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$30,522	Fair value of property or collateral	Appraised value less disposition costs	17.20% - 31.20%

Other non-collateral dependent impaired loans	$39,117	Cash flow valuation	Discount rate	4.25% - 11.00%

Foreclosed real estate	$37,868	Fair value of property or collateral	Appraised value less disposition costs	17.20% - 31.20%

Other repossessed assets	$4,146	Fair value of property or collateral	Estimated net realizable value less disposition costs	36.00% - 64.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at September 30, 2018 and December 31, 2017 is as follows:

	September 30,		December 31,
	2018		2017
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$543,750	$543,750	$485,203	$485,203
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$405	$405	$191	$191
Investment securities available-for-sale	$848,552	$848,552	$645,797	$645,797
Investment securities held-to-maturity	$425,066	$444,679	$497,681	$506,064
Federal Home Loan Bank (FHLB) stock	$12,461	$12,461	$13,995	$13,995
Other investments	$3	$3	$3	$3
Derivative assets	$1,265	$1,265	$771	$771
Financial Liabilities:
Derivative liabilities	$622	$622	$1,281	$1,281
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$4,016,912	$4,352,980	$3,842,907	$4,056,329
Accrued interest receivable	$33,452	$33,452	$49,969	$49,969
Servicing assets	$10,866	$10,866	$9,821	$9,821
Accounts receivable and other assets	$37,951	$37,951	$41,898	$41,898
Financial Liabilities:
Deposits	$5,057,209	$5,088,993	$4,782,197	$4,799,482
Securities sold under agreements to repurchase	$375,345	$378,237	$191,104	$192,869
Advances from FHLB	$74,331	$73,531	$99,509	$99,643
Other borrowings	$192	$192	$153	$153
Subordinated capital notes	$33,369	$36,083	$33,080	$36,083
Accrued expenses and other liabilities	$80,448	$80,448	$86,791	$86,791

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2018 and December 31, 2017:

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,502	$1,767	$4,386	$5,470
Savings accounts fees	161	152	473	470
Electronic banking fees	8,104	6,851	23,960	22,211
Credit life commissions	142	127	401	430
Branch service commissions	365	82	1,089	333
Servicing and other loan fees	334	771	1,554	1,560
International fees	185	170	534	519
Miscellaneous income	4	3	7	14
Total banking service revenues	10,797	9,923	32,404	31,007

Wealth management revenue:
Insurance income	1,654	1,278	4,298	4,378
Broker fees	1,941	1,675	5,387	5,345
Trust fees	2,541	2,840	8,138	8,187
Retirement plan and administration fees	271	223	856	808
Investment banking fees	-	-	9	29
Total wealth management revenue	6,407	6,016	18,688	18,747

Mortgage banking activities:
Net servicing fees	1,059	925	4,130	2,931
Net gains on sale of mortgage loans and valuation	103	275	182	760
Other	80	74	(325)	(871)
Total mortgage banking activities	1,242	1,274	3,987	2,820
Total banking and financial service revenues	$18,446	$17,213	$55,079	$52,574

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2018 and 2017:

	Quarter Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,664	$9	$10,464	$94,137	$-	$94,137
Interest expense	(7,701)	-	(4,159)	(11,860)	-	(11,860)
Net interest income	75,963	9	6,305	82,277	-	82,277
Provision for loan and lease losses	(14,478)	-	(123)	(14,601)	-	(14,601)
Non-interest income	12,157	6,463	-	18,620	-	18,620
Non-interest expenses	(46,049)	(3,720)	(1,172)	(50,941)	-	(50,941)
Intersegment revenue	616	-	-	616	(616)	-
Intersegment expenses	-	(273)	(343)	(616)	616	-
Income before income taxes	$28,209	$2,479	$4,667	$35,355	$-	$35,355
Income tax expense	11,001	967	287	12,255	-	12,255
Net income	$17,208	$1,512	$4,380	$23,100	$-	$23,100
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

	Quarter Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,162	$13	$8,180	$90,355	$-	$90,355
Interest expense	(6,342)	-	(3,535)	(9,877)	-	(9,877)
Net interest income	75,820	13	4,645	80,478	-	80,478
Provision for loan and lease losses	(44,042)	-	-	(44,042)	-	(44,042)
Non-interest income	10,384	6,695	833	17,912	-	17,912
Non-interest expenses	(43,819)	(5,048)	(1,602)	(50,469)	-	(50,469)
Intersegment revenue	431	-	-	431	(431)	-
Intersegment expenses	-	(324)	(107)	(431)	431	-
Income before income taxes	$(1,226)	$1,336	$3,769	$3,879	$-	$3,879
Income tax expense (benefit)	(475)	521	514	560	-	560
Net income	$(751)	$815	$3,255	$3,319	$-	$3,319
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,171	$35	$29,107	$265,313	$-	$265,313
Interest expense	(21,123)	-	(10,331)	(31,454)	-	(31,454)
Net interest income	215,048	35	18,776	233,859	-	233,859
Provision for loan and lease losses, net	(44,677)	-	(131)	(44,808)	-	(44,808)
Non-interest income	36,590	19,219	28	55,837	-	55,837
Non-interest expenses	(140,239)	(12,288)	(2,835)	(155,362)	-	(155,362)
Intersegment revenue	1,519	-	-	1,519	(1,519)	-
Intersegment expenses	-	(660)	(859)	(1,519)	1,519	-
Income before income taxes	$68,241	$6,306	$14,979	$89,526	$-	$89,526
Income tax expense	26,614	2,459	787	29,860	-	29,860
Net income	$41,627	$3,847	$14,192	$59,666	$-	$59,666
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

	Nine-Month Period Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,754	$43	$25,676	$262,473	$-	$262,473
Interest expense	(19,976)	-	(11,838)	(31,814)	-	(31,814)
Net interest income	216,778	43	13,838	230,659	-	230,659
Provision for loan and lease losses, net	(88,210)	-	(22)	(88,232)	-	(88,232)
Non-interest income	35,387	18,952	7,533	61,872	-	61,872
Non-interest expenses	(137,275)	(13,368)	(4,326)	(154,969)	-	(154,969)
Intersegment revenue	1,243	-	140	1,383	(1,383)	-
Intersegment expenses	(140)	(889)	(354)	(1,383)	1,383	-
Income before income taxes	$27,783	$4,738	$16,809	$49,330	$-	$49,330
Income tax expense	10,836	1,848	1,073	13,757	-	13,757
Net income	$16,947	$2,890	$15,736	$35,573	$-	$35,573
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

NOTE 24 – SUBSEQUENT EVENTS

During the third quarter of 2018, Oriental announced the mandatory conversion of its Series C preferred stock into common stock, effective on October 22, 2018. Each share of Series C preferred stock was converted into 86.4225 shares of common stock. There were 84,000 shares of Series C preferred stock outstanding, all of which were converted to common stock on October 22, 2018. Upon conversion, the Series C preferred stock is no longer outstanding and all rights with respect to the Series C preferred stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C preferred stock and any required cash-in-lieu of fractional shares.

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

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2017 Form 10-K, we identified several accounting policies as critical, including the following, because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•        Fair value measurements of financial instruments

•        Interest on loans and allowance for loan and lease losses

•        Accounting for purchased credit-impaired loan

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. As part of Oriental’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended June 30, 2018, an assessment of the look-back period and historical loss factor was performed for auto and leasing, consumer, and commercial loan portfolios. The analysis was based on the trends observed and their relation with the economic cycle as of the period ended June 30, 2018. As a result, for a segment of the corporate and institutional portfolio, the look-back period was revised to 60 months from 48 months. For the remaining commercial portfolios, the look-back period was maintained at 48 months. This determination was made considering the modification of certain criteria during the quarter used to classified commercial loans within the Bank’s current segmentation policy Also, for auto and consumer portfolios, a look back period of 24 months was maintained. For the residential mortgages portfolio, the factor was reviewed to 24 months from 12 months.  In addition, during the quarter ended June 30, 2018, an assessment of environmental factors was performed for commercial, auto, and consumer portfolios. As a result, the environmental factors continue to reflect our assessment of the impact to our portfolio, taking into consideration the current evolution of the portfolio and expected impact, due to recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ look-back period and the result of the assessment in economic factors for the commercial, auto, and consumer portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2017 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$94,137	$90,355	4.2%	$265,313	$262,473	1.1%
Interest expense	11,860	9,877	20.1%	31,454	31,814	-1.1%
Net interest income	82,277	80,478	2.2%	233,859	230,659	1.4%
Provision for loan and lease losses, net	14,601	44,042	-66.8%	44,808	88,232	-49.2%
Net interest income after provision for loan and lease losses	67,676	36,436	85.7%	189,051	142,427	32.7%
Non-interest income	18,620	17,912	4.0%	55,837	61,872	-9.8%
Non-interest expenses	50,941	50,469	0.9%	155,362	154,969	0.3%
Income before taxes	35,355	3,879	811.4%	89,526	49,330	81.5%
Income tax expense	12,255	560	2088.4%	29,860	13,757	117.1%
Net income	23,100	3,319	596.0%	59,666	35,573	67.7%
Less: dividends on preferred stock	(3,466)	(3,465)	0.0%	(10,396)	(10,396)	0.0%
Income (loss) available to common shareholders	$19,634	$(146)	13547.9%	$49,270	$25,177	95.7%
PER SHARE DATA:
Basic	$0.45	$-	100.0%	$1.12	$0.57	96.5%
Diluted	$0.42	$-	100.0%	$1.07	$0.56	91.1%
Average common shares outstanding	43,996	43,947	0.1%	43,975	43,937	0.1%
Average common shares outstanding and equivalents	51,464	51,102	0.7%	51,344	51,095	0.5%
Cash dividends declared per common share	$0.06	$0.06	0.0%	$0.18	$0.18	0.0%
Cash dividends declared on common shares	$2,641	$2,638	0.1%	$7,919	$7,915	0.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.42%	0.22%	545.5%	1.25%	0.76%	64.5%
Return on average tangible common equity	10.94%	-0.08%	13775.0%	9.30%	4.94%	88.3%
Return on average common equity (ROE)	9.72%	-0.07%	13985.7%	8.25%	4.35%	89.7%
Efficiency ratio	50.58%	51.66%	-2.1%	53.77%	54.71%	-1.7%
Interest rate spread	5.29%	5.56%	-4.9%	5.20%	5.16%	0.8%
Interest rate margin	5.38%	5.64%	-4.6%	5.28%	5.25%	0.6%

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2018	2017	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,306,100	$1,166,050	12.0%
Loans and leases, net	4,352,980	4,056,329	7.3%
Total investments and loans	$5,659,080	$5,222,379	8.4%
Deposits and borrowings
Deposits	$5,088,993	$4,799,482	6.0%
Securities sold under agreements to repurchase	378,237	192,869	96.1%
Other borrowings	109,806	135,879	-19.2%
Total deposits and borrowings	$5,577,036	$5,128,230	8.8%
Stockholders’ equity
Preferred stock	$176,000	$176,000	0.0%
Common stock	52,626	52,626	0.0%
Additional paid-in capital	542,078	541,600	0.1%
Legal surplus	87,563	81,454	7.5%
Retained earnings	236,120	200,878	17.5%
Treasury stock, at cost	(103,706)	(104,502)	0.8%
Accumulated other comprehensive (loss)	(20,795)	(2,949)	-605.2%
Total stockholders' equity	$969,886	$945,107	2.6%
Per share data
Book value per common share	$18.27	$17.73	3.0%
Tangible book value per common share	$16.23	$15.67	3.6%
Market price at end of period	$16.15	$9.40	71.8%
Capital ratios
Leverage capital	13.93%	13.92%	0.1%
Common equity Tier 1 capital ratio	14.38%	14.59%	-1.5%
Tier 1 risk-based capital	18.55%	19.05%	-2.6%
Total risk-based capital	19.84%	20.34%	-2.5%
Equity to assets ratio	14.57%	15.27%	-4.6%
Financial assets managed
Trust assets managed	$2,973,457	$3,039,998	-2.2%
Broker-dealer assets gathered	$2,312,245	$2,250,460	2.7%

FINANCIAL HIGHLIGHTS

Earnings per share for the quarter ended September 30, 2018 is up more than 20% sequentially and significantly better year over year. All financial metrics continued to build strong momentum going forward.

Key to our success has been the effectiveness of strategies we have been working on for years. This has enabled us to get closer to our commercial and retail customers through value-added service, increased convenience and highly efficient technology.

With customer count up 4% year over year, we are achieving growth in part through increased customer adoption of automated and interactive teller machines, and online and mobile channels.

Until now, economic activity has been driven primarily by businesses and consumers rebuilding. We believe businesses are starting to gain new confidence to invest and expand going forward. We are excited about our prospects for continued growth.

Summary of third quarter of 2018

•        All key performance metrics improved, including net interest margin at 5.38%, return on average assets at 1.42%, return on average tangible common stockholders’ equity at 10.94%, and efficiency ratio at 50.58%.

•        Increased profitability was driven by new loan production of $354 million, higher average loan yields of 7.55%, annualized increase in average loan balances of 9.7%, and lower non-interest expenses.

•        Core deposit balances of $4.56 billion rose 3.2% from the prior quarter as customer count grew 1.2% sequentially and 4.0% year over year.

•        Tangible book value per common share of $16.23 at September 30, 2018 increased 6.8% annualized from June 30, 2018.

•        Regulatory capital is expected to benefit by $84.0 million as a result of the mandatory conversion, effective October 22, 2018, of the 8.750% Non-Cumulative Convertible Perpetual Preferred Stock, Series C (the “Series C Preferred Stock”).

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2018 and 2017:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2018 AND 2017

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$94,137	$90,355	6.16%	6.33%	$6,066,821	$5,658,953
Tax equivalent adjustment	1,934	1,084	0.13%	0.08%	-	-
Interest-earning assets - tax equivalent	96,071	91,439	6.29%	6.41%	6,066,821	5,658,953
Interest-bearing liabilities	11,860	9,877	0.87%	0.77%	5,437,442	5,071,668
Tax equivalent net interest income / spread	84,211	81,562	5.42%	5.64%	629,379	587,285
Tax equivalent interest rate margin			5.55%	5.72%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	8,445	6,584	2.52%	2.23%	1,327,180	1,170,714
Interest bearing cash and money market investments	1,676	1,304	2.05%	1.21%	325,058	426,197
Total investments	10,121	7,888	2.43%	1.96%	1,652,238	1,596,911
Non-acquired loans
Mortgage	8,781	9,303	5.18%	5.33%	672,526	692,782
Commercial	23,411	21,337	6.14%	6.83%	1,513,556	1,239,390
Consumer	9,254	8,423	11.38%	11.10%	322,553	301,121
Auto and leasing	25,397	19,876	9.61%	9.51%	1,048,617	829,446
Total non-acquired loans	66,843	58,939	7.46%	7.63%	3,557,252	3,062,739
Acquired loans:
Acquired BBVAPR
Mortgage	6,722	7,434	5.29%	5.54%	503,978	532,664
Commercial	3,984	7,084	9.21%	12.60%	171,661	222,978
Consumer	2,239	2,602	16.51%	17.32%	53,803	59,596
Auto	743	2,069	8.13%	10.48%	36,263	78,358
Total acquired BBVAPR loans	13,688	19,189	7.09%	8.52%	765,705	893,596
Acquired Eurobank	3,485	4,339	15.09%	16.29%	91,626	105,707
Total loans	84,016	82,467	7.55%	8.05%	4,414,583	4,062,042
Total interest-earning assets	94,137	90,355	6.16%	6.33%	6,066,821	5,658,953

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	1,196	880	0.43%	0.34%	1,096,023	1,024,480
Savings and money market	1,571	1,426	0.51%	0.50%	1,211,693	1,142,338
Individual retirement accounts	322	391	0.62%	0.66%	206,786	236,385
Retail certificates of deposits	1,896	2,482	1.25%	1.67%	600,687	590,057
Total core deposits	4,985	5,179	0.63%	0.70%	3,115,189	2,993,260
Institutional deposits	678	29	1.22%	0.05%	219,651	226,468
Brokered deposits	2,727	2,163	2.08%	1.55%	519,502	554,650
Total wholesale deposits	3,405	2,192	1.83%	1.14%	739,153	781,118
	8,390	7,371	0.86%	0.77%	3,854,342	3,774,378
Non-interest bearing deposits	-	-	0.00%	0.00%	1,079,833	835,255
Core deposit intangible amortization	215	230	0.00%	0.00%	-	-
Total deposits	8,605	7,601	0.69%	0.65%	4,934,175	4,609,633
Borrowings:
Securities sold under agreements to repurchase	2,242	1,282	2.28%	1.56%	390,225	325,201
Advances from FHLB and other borrowings	517	596	2.67%	2.35%	76,960	100,751
Subordinated capital notes	496	398	5.45%	4.38%	36,083	36,083
Total borrowings	3,255	2,276	2.57%	1.95%	503,268	462,035
Total interest bearing liabilities	11,860	9,877	0.87%	0.77%	5,437,443	5,071,668
Net interest income / spread	$82,277	$80,478	5.29%	5.56%
Interest rate margin			5.38%	5.64%
Excess of average interest-earning assets over average interest-bearing liabilities					$629,379	$587,284
Average interest-earning assets to average interest-bearing liabilities ratio					111.57%	111.58%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$273	$1,960	$2,233
Loans	6,192	(4,643)	1,549
Total interest income	6,465	(2,683)	3,782
Interest Expense:
Deposits	535	469	1,004
Repurchase agreements	256	704	960
Other borrowings	(173)	192	19
Total interest expense	618	1,365	1,983
Net Interest Income	$5,847	$(4,048)	$1,799

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTIEMBRE 30, 2018 AND 2017

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$265,313	$262,472	5.99%	5.97%	$5,918,041	$5,875,784
Tax equivalent adjustment	5,800	3,661	0.13%	0.08%	-	-
Interest-earning assets - tax equivalent	271,113	266,133	6.12%	6.05%	5,918,041	5,875,784
Interest-bearing liabilities	31,454	31,813	0.79%	0.81%	5,295,170	5,253,584
Tax equivalent net interest income / spread	239,659	234,320	5.33%	5.24%	622,871	622,200
Tax equivalent interest rate margin			5.46%	5.33%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	24,131	22,014	2.48%	2.29%	1,299,357	1,287,919
Interest bearing cash and money market investments	4,125	3,104	1.76%	7.40%	312,665	417,892
Total investments	28,256	25,118	2.34%	0.99%	1,612,022	1,705,811
Non-acquired loans
Mortgage	26,539	28,298	5.23%	5.40%	678,334	701,039
Commercial	62,207	54,023	5.89%	5.79%	1,412,108	1,247,249
Consumer	26,519	24,146	11.16%	11.09%	317,673	291,140
Auto and leasing	69,546	57,940	9.40%	9.64%	988,830	803,821
Total non-acquired loans	184,811	164,407	7.27%	7.22%	3,396,945	3,043,249
Acquired loans:
Acquired BBVAPR
Mortgage	20,710	22,921	5.39%	5.05%	514,076	606,636
Commercial	11,273	16,617	7.66%	9.14%	196,810	243,183
Consumer	6,964	8,381	16.79%	18.47%	55,454	60,669
Auto	3,107	8,043	8.69%	11.04%	47,801	97,382
Total acquired BBVAPR loans	42,054	55,962	6.91%	7.42%	814,141	1,007,870
Acquired Eurobank	10,192	16,986	14.35%	19.11%	94,933	118,854
Total loans	237,057	237,355	7.36%	7.61%	4,306,019	4,169,973
Total interest-earning assets	265,313	262,473	5.99%	5.97%	5,918,041	5,875,784

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$3,064	$2,972	0.38%	0.37%	$1,069,341	$1,065,419
Savings and money market	4,623	4,392	0.51%	0.51%	1,216,198	1,152,597
Individual retirement accounts	953	1,196	0.59%	0.66%	214,881	243,944
Retail certificates of deposits	5,515	5,902	1.24%	1.39%	596,366	567,853
Total core deposits	14,155	14,462	0.65%	0.65%	3,096,786	3,029,813
Institutional deposits	2,007	1,322	1.28%	0.79%	210,160	224,826
Brokered deposits	6,748	6,132	1.86%	1.44%	485,832	568,207
Total wholesale deposits	8,755	7,454	1.68%	1.90%	695,992	793,033
	22,910	21,916	0.81%	0.77%	3,792,778	3,822,846
Non-interest bearing deposits	-	-	0.00%	0.00%	1,062,582	$834,325
Core deposit intangible amortization	644	690	0.00%	0.00%	-	-
Total deposits	23,554	22,606	0.65%	0.65%	4,855,360	4,657,171
Borrowings:
Securities sold under agreements to repurchase	5,159	6,260	2.08%	1.83%	332,215	456,523
Advances from FHLB and other borrowings	1,339	1,799	2.50%	2.32%	71,512	103,807
Subordinated capital notes	1,402	1,149	5.19%	4.26%	36,083	36,083
Total borrowings	7,900	9,208	2.40%	2.06%	439,810	596,413
Total interest-bearing liabilities	31,454	31,814	0.79%	0.81%	5,295,170	5,253,584
Net interest income / spread	$233,859	$230,659	5.20%	5.16%
Interest rate margin			5.28%	5.25%
Excess of average interest-earning assets over average interest-bearing liabilities					$622,872	$622,199
Average interest-earning assets to average interest-bearing liabilities ratio					111.76%	111.84%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,381)	$4,519	$3,138
Loans	5,284	(5,582)	(298)
Total interest income	3,903	(1,063)	2,840
Interest Expense:
Deposits	962	(14)	948
Repurchase agreements	(1,705)	605	(1,100)
Other borrowings	(682)	474	(208)
Total interest expense	(1,425)	1,065	(360)
Net Interest Income	$5,328	$(2,128)	$3,200

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

Comparison for the quarters ended September 30, 2018 and 2017

Net interest income of $82.3 million increased $1.8 million from $80.5 million. Interest rate spread decreased 27 basis points to 5.29% from 5.56% and net interest margin decreased 26 basis points to 5.38% from 5.64%. These decreases are mainly due to the net effect of a decrease of 17 basis points in the average yield of total interest earning assets and an increase of 10 basis point in average cost of interest-bearing liabilities.

Net interest income increased as a result of:

•         Higher interest income from originated loans of $7.9 million, reflecting higher balances in the commercial and auto portfolios; and

•         Higher interest income from investment of $2.2 million, reflecting increases in interest rates of $2.0 million and in volume of $273 thousand.

Such increases in net interest income were partially offset by:

•         A decrease of $6.4 million in the interest income from acquired loans as such loans continue to be repaid, and a decrease of $1.4 million in cost recoveries.

Comparison of nine-month periods ended September, 2018 and 2017

Net interest income of $233.9 million increased $3.2 million compared with $230.7 million. Interest rate spread increased 4 basis points from 5.16% to 5.20% and net interest margin increased 3 basis points from 5.25% to 5.28%. These increases are mainly due to the net effect of 2 basis points increase in the average yield of interest-earning assets from 5.97% to 5.99% and to 2 basis points decrease in average costs of interest-bearing liabilities from 0.81% to 0.79%

Net interest income increased as a result of:

•         Higher interest income from originated loans of $20.4 million, reflecting higher balances in the commercial, auto and consumer portfolios;

•         Higher interest income from investment of $3.1 million, reflecting an increase in interest rates of $4.5 million, partially offset by a decrease in volume of $1.4 million; and

•         Lower interest expenses on repurchase agreements and other borrowings of $1.3 million as a result of the repayment of high cost repurchase agreements and FHLB advances.

Such increase in net interest income was partially offset by:

•         A decrease of $20.7 million in the interest income from acquired loans as such loans continue to be repaid and a decrease in cost recoveries of $2.7 million.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2018	2017	Variance	2018	2017	Variance
	(Dollars in thousands)
Banking service revenue	$10,797	$9,923	8.8%	$32,404	$31,007	4.5%
Wealth management revenue	6,407	6,016	6.5%	18,688	18,747	-0.3%
Mortgage banking activities	1,242	1,274	-2.5%	3,987	2,820	41.4%
Total banking and financial service revenue	18,446	17,213	7.2%	55,079	52,574	4.8%
FDIC shared-loss benefit	-	-	0.0%	-	1,403	-100.0%
Net gain on:
Sale of securities available for sale	-	4	-100.0%	-	6,896	-100.0%
Derivatives	-	-	0.0%	-	103	-100.0%
Early extinguishment of debt	-	-	0.0%	-	(80)	100.0%
Other non-interest income	174	695	-75.0%	758	976	-22.3%
	174	699	-75.1%	758	9,298	-91.8%
Total non-interest income, net	$18,620	$17,912	4.0%	$55,837	$61,872	-9.8%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended September 30, 2018 and 2017

Oriental recorded non-interest income, net, in the amount of $18.6 million, compared to $17.9 million, an increase of 4.0%, or $708 thousand. The increase in non-interest income was mainly due to:

•         An increase of $874 thousand in banking service revenue, mainly from higher electronic banking fees of $1.3 million related to transaction volume, partially offset by a decrease of $436 thousand in commercial loan prepayment fees.

Comparison of nine-month periods ended September 30, 2018 and 2017

Oriental recorded non-interest income, net, in the amount of $55.8 million, compared to $61.9 million, a decrease of 9.8%, or $6.0 million. The decrease in non-interest income was mainly due to:

•         The sale of $166.0 million in mortgage-backed securities during the second quarter of 2017, which generated a gain of $6.9 million; and

•         The termination of the FDIC shared-loss agreement during the first quarter of 2017 resulting in the recognition of a $1.4 million gain.

 The decrease was partially offset by:

•         An increase of $1.4 million banking service revenue, mainly from higher electronic banking fees of $1.7 million related to transaction volume.

•         An increase of $1.2 million in mortgage banking activities which included $1.1 million in other income from servicing assets due to higher book balances of mortgage loans, mainly attributed to the hurricane-related moratorium.

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2018	2017	Variance %	2018	2017	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$18,495	$19,882	-7.0%	$57,202	$59,546	-3.9%
Professional and service fees	3,077	3,113	-1.2%	8,917	9,575	-6.9%
Occupancy and equipment	8,388	8,276	1.4%	25,322	24,012	5.5%
Insurance	1,620	1,052	54.0%	4,580	3,834	19.5%
Electronic banking charges	5,586	5,021	11.3%	15,968	15,373	3.9%
Information technology expenses	2,056	2,046	0.5%	6,064	6,114	-0.8%
Advertising, business promotion, and strategic initiatives	1,329	1,405	-5.4%	3,700	4,205	-12.0%
Loss on sale of foreclosed real estate and other repossessed assets	1,210	1,395	-13.3%	2,828	4,508	-37.3%
Loan servicing and clearing expenses	1,251	1,134	10.3%	3,639	3,592	1.3%
Taxes, other than payroll and income taxes	2,175	2,243	-3.0%	6,820	7,007	-2.7%
Communication	927	855	8.4%	2,627	2,682	-2.1%
Printing, postage, stationery and supplies	499	586	-14.8%	1,748	1,889	-7.5%
Director and investor relations	223	221	0.9%	800	775	3.2%
Credit related expenses	2,736	1,714	59.6%	7,052	6,557	7.5%
Other operating expenses	1,369	1,526	-10.3%	8,095	5,300	52.7%
Total non-interest expenses	$50,941	$50,469	0.9%	$155,362	$154,969	0.3%
Relevant ratios and data:
Efficiency ratio	50.58%	51.66%		53.77%	54.71%
Compensation and benefits to non-interest expense	36.31%	39.39%		36.82%	38.42%
Compensation to average total assets owned	1.11%	1.32%		1.72%	1.91%
Average number of employees	1,365	1,464		1,365	1,464
Average compensation per employee	$13.55	$13.58		$41.91	$40.67
Average loans per average employee	$3,234	$2,775		$3,155	$2,848

Non-Interest Expenses

Comparison of quarters ended September 30, 2018 and 2017

Non-interest expense was $50.9 million, representing a slight increase of 0.9% compared to $50.5 million.

The increase in non-interest expenses was driven by:

•        Higher credit-related expenses of $1.0 million related to higher legal fees on foreclosed properties of $562 thousand and other real estate owned expenses of $459 thousand;

•        Higher insurance expenses of $568 thousand related to an increase of the Company’s insurance premiums renewal in July 2018 as a consequence of hurricane Maria; and

•        Higher electronic banking charges of $565 thousand due to an increase in transaction volume.

The increases in the foregoing non-interest expenses were offset by:

•        Lower compensation and employee benefits by $1.4 million, mainly due to a decrease in the average number of employees.

The efficiency ratio improved from 51.66% to 50.58%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the quarters ended September 30, 2018 and 2017 amounted to $174 thousand and $699 thousand, respectively.

Oriental implemented its disaster response plan as hurricanes Irma and Maria approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security services, property damages, and emergency communication with customers regarding the status of its banking operations. Estimated losses at December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at September 30, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Management believes that recovery of $2.2 million incurred costs as of December 31, 2017 is probable. Oriental received a $1.0 million partial payment from the insurance company in December 2017 and a $0.7 million payment during the nine-month period ended September 30, 2018. Accordingly, a receivable of $0.5 million and $1.2 million was included in other assets at September 30, 2018 and December 31, 2017, respectively, for the expected recovery.

Comparison of nine-month periods ended September 30, 2018 and 2017

Non-interest expense was $155.4 million, representing a slight increase of 0.3% compared to $155.0 million.

The increase in non-interest expenses for the nine-month period ended September 30, 2018 was driven by:

•        Higher other operating expenses by $2.8 million, mainly attributed to an increase in claims and settlements accruals and other losses, and to minor repairs to physical assets related to the impact of hurricanes.

The decreases in the foregoing non-interest expenses were offset by:

•        Lower compensation and employee benefits by $2.3 million, mainly due to a decrease in the average number of employees.

The efficiency ratio improved from 54.71% to 53.77% for the same period in 2017. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the nine-month periods ended September 30, 2018 and 2017 amounted to $758 thousand and $9.3 million, respectively.

Provision for Loan and Lease Losses

Comparison of quarters ended September 30, 2018 and 2017

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses decreased 66.8%, or $29.4 million, to $14.6 million. Such decrease is directly related to the $27 million provisioned in September 2017 ($16.8 million corresponding to originated loan portfolio and $10.2 corresponding to acquired portfolio), due to the assessment made related to the hurricanes Irma and Maria which struck the Island in September 2017. In addition, provision for acquired loan portfolio decreased $3.0 million, mainly from lower portfolio balances due to repayments and maturities.

Comparison of nine-month periods ended September 30, 2018 and 2017

Provision for loan and lease losses decreased 49.2%, or $43.4 million, to $44.8 million. The decrease in the provision was mostly due to:

•         Hurricanes provision of $27 million in the third quarter of 2017 and $5.4 million in the fourth quarter of 2017;

•        A $4.3 million provision in the second quarter of 2017 to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision to increase the general allowance on the remaining municipal loan portfolio; and

•        Decrease in acquired loan portfolio provision of $4.5 million, mainly from lower portfolio balances.

Such decreases were offset by a $3.7 million increase in the originated portfolio provision related to higher balances as compared to the same period in 2017.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Income Taxes

Comparison of quarters ended September 30, 2018 and 2017

Income tax expense was $12.3 million, compared to $560 thousand, reflecting the effective income tax rate of 33.7% and the net income before income taxes of $35.4 million for 2018.

Comparison of nine-month periods ended September 30, 2018 and 2017

Income tax expense was $29.9 million, compared to $13.8 million, reflecting the effective income tax rate of 33.7% and the net income before income taxes of $89.5 million for 2018.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2018 and 2017.

	Quarter Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,664	$9	$10,464	$94,137	$-	$94,137
Interest expense	(7,701)	-	(4,159)	(11,860)	-	(11,860)
Net interest income	75,963	9	6,305	82,277	-	82,277
Provision for loan and lease losses	(14,478)	-	(123)	(14,601)	-	(14,601)
Non-interest income	12,157	6,463	-	18,620	-	18,620
Non-interest expenses	(46,049)	(3,720)	(1,172)	(50,941)	-	(50,941)
Intersegment revenue	616	-	-	616	(616)	-
Intersegment expenses	-	(273)	(343)	(616)	616	-
Income before income taxes	$28,209	$2,479	$4,667	$35,355	$-	$35,355
Income tax expense	11,001	967	287	12,255	-	12,255
Net income	$17,208	$1,512	$4,380	$23,100	$-	$23,100
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

	Quarter Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$82,162	$13	$8,180	$90,355	$-	$90,355
Interest expense	(6,342)	-	(3,535)	(9,877)	-	(9,877)
Net interest income	75,820	13	4,645	80,478	-	80,478
Provision for loan and lease losses	(44,042)	-	-	(44,042)	-	(44,042)
Non-interest income	10,384	6,695	833	17,912	-	17,912
Non-interest expenses	(43,819)	(5,048)	(1,602)	(50,469)	-	(50,469)
Intersegment revenue	431	-	-	431	(431)	-
Intersegment expenses	-	(324)	(107)	(431)	431	-
Income before income taxes	$(1,226)	$1,336	3,769	$3,879	$-	$3,879
Income tax expense (benefit)	(475)	521	514	560	-	560
Net income	$(751)	$815	$3,255	$3,319	$-	$3,319
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

	Nine-Month Period Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,171	$35	$29,107	$265,313	$-	$265,313
Interest expense	(21,123)	-	(10,331)	(31,454)	-	(31,454)
Net interest income	215,048	35	18,776	233,859	-	233,859
Provision for loan and lease losses	(44,677)	-	(131)	(44,808)	-	(44,808)
Non-interest income	36,590	19,219	28	55,837	-	55,837
Non-interest expenses	(140,239)	(12,288)	(2,835)	(155,362)	-	(155,362)
Intersegment revenue	1,519	-	-	1,519	(1,519)	-
Intersegment expenses	-	(660)	(859)	(1,519)	1,519	-
Income before income taxes	$68,241	$6,306	$14,979	$89,526	$-	$89,526
Income tax expense	26,614	2,459	787	29,860	-	29,860
Net income	$41,627	$3,847	$14,192	$59,666	$-	$59,666
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

	Nine-Month Period Ended September 30, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,754	$43	$25,676	$262,473	$-	$262,473
Interest expense	(19,976)	-	(11,838)	(31,814)	-	(31,814)
Net interest income	216,778	43	13,838	230,659	-	230,659
Provision for loan and lease losses	(88,210)	-	(22)	(88,232)	-	(88,232)
Non-interest income	35,387	18,952	7,533	61,872	-	61,872
Non-interest expenses	(137,275)	(13,368)	(4,326)	(154,969)	-	(154,969)
Intersegment revenue	1,243	-	140	1,383	(1,383)	-
Intersegment expenses	(140)	(889)	(354)	(1,383)	1,383	-
Income before income taxes	$27,783	$4,738	$16,809	$49,330	$-	$49,330
Income tax expense	10,836	1,848	1,073	13,757	-	13,757
Net income	$16,947	$2,890	$15,736	$35,573	$-	$35,573
Total assets	$5,605,922	$23,148	$1,620,919	$7,249,989	$(961,772)	$6,288,217

Comparison of quarters ended September 30, 2018 and 2017

Banking

Oriental's banking segment net income before taxes increased $29.4 million from a loss of $1.2 million to $28.2 million, reflecting that the provision for loan and lease losses decreased 66.8%, or $29.4 million, to $14.6 million. Such decrease is directly related to the $27 million provisioned in September 2017 ($16.8 million corresponding to originated loan portfolio and $10.2 corresponding to acquired portfolio), due to the assessment made related to the hurricanes Irma and Maria which struck the Island in September 2017. In addition, provision for acquired loan portfolio decreased $3.0 million, mainly from lower portfolio balances due to repayments and maturities.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $1.1 million to $2.5 million thousand due to lower expenses by $1.3 million, mainly in compensation and employee benefits.

Treasury

Treasury segment net income before taxes, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased from $3.8 million to $4.7 million, reflecting less interest income from investments by $2.3 million, mainly due to increase in interest rates of $2.0 million and in volume by $273 thousand.

Comparison of nine-month periods ended September 30, 2018 and 2017

Banking

Oriental's banking segment net income before taxes increased $40.5 million to $68.2 million, mainly reflecting a decrease in provision for loan and lease losses of 49.2%, or $43.4 million, to $44.8 million, mainly from hurricanes provision of $27 million and $5.4 million in the third and fourth quarters of 2017, respectively. In addition, during the second quarter of 2017, Oriental recognized a $4.3 million provision to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision to increase the general allowance on the remaining municipal loan portfolio.

Wealth Management

Wealth management revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $1.6 million to $6.3 million, mainly from lower expenses of $1.1 million, mainly in compensation and employee benefits.

Treasury

Treasury segment net income before taxes decreased $1.8 million from $16.8 million to $15.0 million, reflecting:

•         The sale of $166.0 million in mortgage-backed securities during the second quarter of 2017, which generated a gain of $6.9 million.

Such decrease was partially offset by:

•        Higher interest income from investment of $3.1 million, reflecting an increase in interest rates of $4.5 million, partially offset by a decrease in volume of $1.4 million; and

•         Lower interest expenses on repurchase agreements and other borrowings of $1.3 million as a result of the repayment of high cost repurchase agreements and FHLB advances.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2018, Oriental’s total assets amounted to $6.657 billion representing an increase of 7.6% when compared to $6.189 billion at December 31, 2017. This increase is attributable to an increase in the loans and investments portfolios of $296.7 million and $140.1 million, respectively, and an increase in cash and cash equivalents of $58.5 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2018, Oriental’s loan portfolio increased 7.3%. Loan production during the nine-month period ended September 30, 2018, reached $1.088 billion compared to $664.1 million in the year ago period, a 65.0% increase. The non-acquired loan portfolio increased $432.7 million from December 31, 2017 to $3.638 billion at September 30, 2018. From December 31, 2017, the BBVAPR acquired loan portfolio decreased $122.5 million to $703.5 million and the Eurobank acquired loan portfolio decreased $8.6 million to $90.7 million at September 30, 2018.

Oriental's investment portfolio increased 12.0% to $1.306 billion at September 30, 2018, mainly attributed to the purchase of $271.4 million mortgage-backed securities available-for-sale and retained securitized GNMA pools totaling $58.7 million, partially offset by paydowns in the investment available-for-sale portfolio of $86.6 million and in the investment securities held-to-maturity portfolio of $58.5 million during the nine-month period ended September 30, 2018.

Cash and cash equivalents increased 12.1% to $543.8 million, mainly attributed to an increase in deposits.

Accrued interest receivable resulting from Oriental’s loan payment moratoriums after hurricanes Irma and Maria have decreased from December 31, 2017, as such moratoriums have expired. Some of these accrued interest is payable upon maturity of the loan.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At September 30, 2018, total assets managed by Oriental’s trust division and OPC amounted to $2.973 billion, compared to $3.040 billion at December 31, 2017. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2018, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.312 billion, compared to $2.250 billion at December 31, 2017. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of September 30, 2018, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2017, based on its annual goodwill impairment test, Oriental determined that the Banking unit failed step one of the two-step impairment test and that the Wealth Management unit passed such step. As a result of step one, the Banking unit’s adjusted net book value exceeded its fair value by approximately $236.4 million, or 26%. Accordingly, Oriental proceeded to perform step two of the analysis. Based on the results of step two, Oriental determined that the carrying value of the goodwill allocated to the Banking unit was not impaired as of the valuation date. During the nine-month period ended September 30, 2018, Oriental performed an assessment of events or circumstances that could trigger reductions in the book value of the goodwill. Based on this assessment, no events were identified that triggered changes in the book value of goodwill at September 30, 2018.

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

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31	Variance
	2018	2017	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$1,014,997	$887,779	14.3%
Obligations of US government-sponsored agencies	2,395	2,879	-16.8%
US Treasury securities	10,460	10,163	2.9%
CMOs issued by US government-sponsored agencies	66,766	80,071	-16.6%
GNMA certificates	197,454	167,338	18.0%
Puerto Rico government and public instrumentalities	-	2,093	-100.0%
FHLB stock	12,461	13,995	-11.0%
Other debt securities	1,159	1,538	-24.6%
Other investments	408	194	110.3%
Total investments	1,306,100	1,166,050	12.0%
Loans	4,352,980	4,056,329	7.3%
Total investments and loans	5,659,080	5,222,379	8.4%
Other assets:
Cash and due from banks (including restricted cash)	540,975	481,212	12.4%
Money market investments	5,805	7,021	-17.3%
Foreclosed real estate	37,868	44,174	-14.3%
Accrued interest receivable	33,452	49,969	-33.1%
Deferred tax asset, net	122,934	127,421	-3.5%
Premises and equipment, net	67,762	67,860	-0.1%
Servicing assets	10,866	9,821	10.6%
Derivative assets	1,265	771	64.1%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	90,598	92,356	-1.9%
Total other assets	997,594	966,674	3.2%
Total assets	$6,656,674	$6,189,053	7.6%
Investment portfolio composition:
FNMA and FHLMC certificates	77.7%	76.1%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	0.8%	0.9%
CMOs issued by US government-sponsored agencies	5.1%	6.9%
GNMA certificates	15.1%	14.4%
Puerto Rico government and public instrumentalities	0.0%	0.2%
FHLB stock	1.0%	1.2%
Other debt securities and other investments	0.1%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	September 30	December 31	Variance
	2018	2017	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$667,224	$683,607	-2.4%
Commercial	1,540,027	1,307,261	17.8%
Consumer	345,399	330,039	4.7%
Auto and leasing	1,084,912	883,985	22.7%
	3,637,562	3,204,892	13.5%
Allowance for loan and lease losses on originated and other loans and leases	(95,236)	(92,718)	2.7%
	3,542,326	3,112,174	13.8%
Deferred loan costs, net	7,556	6,695	12.9%
Total originated and other loans held for investment, net	3,549,882	3,118,869	13.8%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,778	4,380	-36.6%
Consumer	24,914	28,915	-13.8%
Auto	7,494	21,969	-65.9%
	35,186	55,264	-36.3%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(2,350)	(3,862)	-39.2%
	32,836	51,402	-36.1%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	503,861	532,053	-5.3%
Commercial	190,178	243,092	-21.8%
Consumer	95	1,431	-93.4%
Auto	20,363	43,696	-53.4%
	714,497	820,272	-12.9%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(43,875)	(45,755)	-4.1%
	670,622	774,517	-13.4%
Total acquired BBVAPR loans, net	703,458	825,919	-14.8%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	64,785	69,538	-6.8%
Commercial	49,262	53,793	-8.4%
Consumer	895	1,112	-19.5%
	114,942	124,443	-7.6%
Allowance for loan and lease losses on Eurobank loans	(24,281)	(25,174)	-3.5%
Total acquired Eurobank loans, net	90,661	99,269	-8.7%
Total acquired loans, net	794,119	925,188	-14.2%
Total held for investment, net	4,344,001	4,044,057	7.4%
Mortgage loans held for sale	8,979	12,272	-26.8%
Total loans, net	$4,352,980	$4,056,329	7.3%

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

As shown in Table 5 above, total loans, net, amounted to $4.353 billion at September 30, 2018 and $4.056 billion at December 31, 2017. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•        Mortgage loan portfolio amounted to $667.2 million (18.3% of the gross originated loan portfolio) compared to $683.6 million (21.3% of the gross originated loan portfolio) at December 31, 2017. Mortgage loan production totaled $27.9 million and $86.3 million, for the quarter and nine-month period ended September 30, 2018, which represents a decrease of 14.4% and 29.2% from $32.6 million and $121.9 million, respectively, for the same periods in 2017. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $13.3 million and $8.3 million at September 30, 2018 and December 31, 2017, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•        Commercial loan portfolio amounted to $1.540 billion (42.3% of the gross originated loan portfolio) compared to $1.307 billion (40.8% of the gross originated loan portfolio) at December 31, 2017. Commercial loan production, including the U.S. loan program production of $37.4 million and $211.4 million for the quarter and nine-month period ended September 30, 2018, respectively, increased 209.01% and 181.34% to $142.7 million and $486.7 million, respectively, from $46.2 million and $173.0 million for the same periods in 2017.

•        Consumer loan portfolio amounted to $345.4 million (9.5% of the gross originated loan portfolio) compared to $330.0 million (10.3% of the gross originated loan portfolio) at December 31, 2017. Consumer loan production increased 27.4% to $43.0 million for the quarter ended September 30, 2018 from $33.7 million for the same period in 2017, but decreased 2.2% to $122.8 million for the nine-month period ended September 30, 2018 from $125.5 million when compared to the same period in 2017.

•        Auto and leasing portfolio amounted to $1.085 billion (29.9% of the gross originated loan portfolio) compared to $884.0 million (27.6% of the gross originated loan portfolio) at December 31, 2017. Auto production increased by 79.3% and 64.0% to $140.4 million and $399.6 million, respectively, for the quarter and nine-month period ended September 30, 2018, compared to $78.3 million and $243.7 million, respectively, for the same periods in 2017.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2018
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$9,021	$327	3.62%	$8,044	$319	3.97%	$61,860	$1,468	2.37%
90 - 119 days	170	10	5.88%	-	-	0.00%	1,623	31	1.91%
120 - 179 days	132	10	7.58%	128	17	13.28%	829	47	5.67%
180 - 364 days	94	7	7.45%	472	60	12.71%	1,541	117	7.59%
365+ days	297	39	13.13%	1,399	194	13.87%	7,750	558	7.20%
Total	$9,714	$393	4.05%	$10,043	$590	5.87%	$73,603	$2,221	3.02%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.26%			0.27%			2.00%
Refinanced or Modified Loans:
Amount	$2,277	$283	12.43%	$517	$64	12.38%	$16,627	$1,354	8.14%
Percentage of Higher-Risk Loan Category	23.44%			5.15%			22.59%
Loan-to-Value Ratio:
Under 70%	$6,426	$235	3.66%	$976	$33	3.38%	$-	$-	-
70% - 79%	1,480	88	5.95%	2,445	102	4.17%	-	-	-
80% - 89%	1,004	7	0.70%	2,630	176	6.69%	-	-	-
90% and over	804	63	7.84%	3,992	279	6.99%	73,603	2,221	3.02%
	$9,714	$393	4.05%	$10,043	$590	5.87%	$73,603	$2,221	3.02%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Deposits from the Puerto Rico government totaled $285.0 million at September 30, 2018. The following table includes the maturities of Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2018
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Municipalities	$135,341	$18,567	$73,167	$43,607

Credit Risk Management

Allowance for Loan and Lease Losses

Oriental maintains an allowance for loan and lease losses at a level that management considers adequate to provide for probable losses based upon an evaluation of known and inherent risks. Oriental’s allowance for loan and lease losses ("ALLL") policy provides for a detailed quarterly analysis of probable losses.

The analysis includes a review of historical loan loss experience, value of underlying collateral, current economic conditions, financial condition of borrowers and other pertinent factors. While management uses available information in estimating probable loan losses, future additions to the allowance may be required based on factors beyond Oriental’s control. We also maintain an allowance for loan losses on acquired loans when: (i) for loans accounted for under ASC 310-30, there is deterioration in credit quality subsequent to the acquisition, and (ii) for loans accounted for under ASC 310-20, the inherent losses in the loans exceed the remaining credit discount recorded at the time of acquisition.

At September 30, 2018, Oriental’s allowance for loan and lease losses amounted to $165.7 million, a $1.8 million decrease from $167.5 million at December 31, 2017.

As discussed in Note 2, hurricanes Irma and Maria caused catastrophic damages throughout Puerto Rico in 2017. Management performed an evaluation of the loan portfolios in order to assess the impact on repayment sources and underlying collateral that could result in additional losses.

For the commercial portfolio, the framework for the analysis was based on our current allowance for loan and lease losses methodology with additional considerations according to the estimated impact categorized as low, medium or high. From this impact assessment, additional reserve levels were estimated by increasing default probabilities (“PD”) and loss given default expectations (“LGD”) of each allowance segment.

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

During the first quarter of 2018, Oriental updated the previously performed analysis to estimate probable losses related to the hurricanes. Analyses were based on the payment experience percentage of borrowers for which the deferral period expired in retail portfolios. For the commercial portfolio, no changes in the level of impact assessed were identified based on communications with credit officers. During the second and third quarters of 2018, Oriental continued its monitoring process of the performance of those affected borrowers. As additional information became available, it was incorporated into the allowance framework.

At September 30, 2018 and December 31, 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria. At September 30, 2018 and December 31, 2017, allowance for loan and lease losses related to hurricanes Irma and María was $17.5 million and $32.4 million, respectively.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2018 and December 31, 2017, Oriental had $120.8 million and $99.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At September 30, 2018 and December 31, 2017, loans whose terms have been extended and which are classified as troubled-debt restructuring that are not included in non-performing assets amounted to $97.7 million and $109.2 million, respectively.

At September 30, 2018 and December 31, 2017, loans that are current in their monthly payments, but placed in non-accrual amounted to $23.6 million and $20.1 million, respectively. During the nine-month period ended September 30, 2018, a $8.9 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration after the hurricanes.

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

Following hurricanes Irma and Maria, Oriental offered automatic payment deferrals and 90-day extensions for most loan categories. All of these payment moratoriums expired during the nine-month period ended September 30, 2018 with most credit metrics better than, or returned to, pre-hurricanes levels.

At September 30, 2018, Oriental’s non-performing assets increased by 7.9% to $169.0 million (2.65% of total assets, excluding acquired loans with deteriorated credit quality) from $156.7 million (2.95% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2017. Foreclosed real estate and other repossessed assets amounting to $37.9 million and $4.1 million, respectively, at September 30, 2018, and $44.2 million and $3.5 million, respectively, at December 31, 2017, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At September 30, 2018, the allowance coverage ratio for originated loan and lease losses to non-performing loans was 75.98% (87.35% at December 31, 2017).

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

The following items comprise non-performing assets:

•        Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At September 30, 2018, Oriental’s originated non-performing mortgage loans totaled $67.2 million (52.8% of Oriental’s non-performing loans), a 4.9% increase from $64.1 million (58.7% of Oriental’s non-performing loans) at December 31, 2017.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2018, Oriental’s originated non-performing commercial loans amounted to $42.8 million (33.7% of Oriental’s non-performing loans), a 21.4% increase from $35.3 million at December 31, 2017 (32.4% of Oriental’s non-performing loans). This increase is mainly from a $8.9 million loan that is current in its monthly payments but was placed in non-accrual during the nine-month period ended September 30, 2018 due to credit deterioration after the hurricanes.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2018, Oriental’s originated non-performing consumer loans amounted to $3.1 million (2.5% of Oriental’s non-performing loans), a 21.2% increase from $2.6 million at December 31, 2017 (2.4% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2018, Oriental’s originated non-performing auto loans and leases amounted to $12.2 million (9.6% of Oriental’s total non-performing loans), an increase of 187.9% from $4.2 million at December 31, 2017 (3.9% of Oriental’s total non-performing loans), mainly due to higher balance in the portfolio.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,545	$20,439	-4.4%
Commercial	32,491	30,258	7.4%
Consumer	15,715	16,454	-4.5%
Auto and leasing	27,485	25,567	7.5%
Total allowance balance	$95,236	$92,718	2.7%
Allowance composition:
Mortgage	20.5%	22.0%	-6.9%
Commercial	34.1%	32.6%	4.6%
Consumer	16.5%	17.8%	-7.0%
Auto and leasing	28.9%	27.6%	4.6%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.93%	2.99%	-2.0%
Commercial	2.11%	2.31%	-8.7%
Consumer	4.55%	4.99%	-8.8%
Auto and leasing	2.53%	2.89%	-12.5%
Total allowance to total originated loans	2.62%	2.89%	-9.3%
Allowance coverage ratio to non-performing loans:
Mortgage	29.07%	31.89%	-8.8%
Commercial	75.90%	85.83%	-11.6%
Consumer	504.33%	639.74%	-21.2%
Auto and leasing	225.56%	604.14%	-62.7%
Total	75.98%	87.35%	-13.0%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$17	$42	-59.5%
Consumer	2,140	3,225	-33.6%
Auto	193	595	-67.6%
Total allowance balance	$2,350	$3,862	-39.2%
Allowance composition:
Commercial	0.7%	1.09%	-33.9%
Consumer	91.1%	83.50%	9.1%
Auto	8.2%	15.41%	-46.7%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.61%	0.96%	-36.5%
Consumer	8.59%	11.15%	-23.0%
Auto	2.58%	2.71%	-4.8%
Total allowance to total acquired loans	6.68%	6.99%	-4.4%
Allowance coverage ratio to non-performing loans:
Commercial	1.73%	3.31%	-47.7%
Consumer	427.15%	238.01%	79.5%
Auto	95.54%	332.40%	-71.3%
Total	139.63%	137.73%	1.4%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,258	$14,085	8.3%
Commercial	22,256	23,691	-6.1%
Consumer	18	18	0.0%
Auto	6,343	7,961	-20.3%
Total allowance balance	$43,875	$45,755	-4.1%
Allowance composition:
Mortgage	34.8%	30.8%	13.0%
Commercial	50.7%	51.8%	-2.0%
Auto	14.5%	17.4%	-16.9%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,155	$15,187	-0.2%
Commercial	9,122	9,983	-8.6%
Consumer	4	4	0.0%
Total allowance balance	$24,281	$25,174	-3.5%
Allowance composition:
Mortgage	62.4%	60.3%	3.5%
Commercial	37.6%	39.7%	-5.3%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$94,218	$69,666	35.2%	$92,718	$59,300	56.4%
Provision for loan and lease losses	13,420	29,690	-54.8%	41,219	64,243	-35.8%
Charge-offs	(18,380)	(15,372)	19.6%	(55,403)	(48,317)	14.7%
Recoveries	5,978	3,557	68.1%	16,702	12,315	35.6%
Balance at end of period	$95,236	$87,541	8.8%	$95,236	$87,541	8.8%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$2,726	$3,348	-18.6%	$3,862	$4,300	-10.2%
Provision for loan and lease losses	68	712	-90.4%	(43)	618	-107.0%
Charge-offs	(711)	(933)	-23.8%	(2,371)	(3,204)	-26.0%
Recoveries	267	236	13.1%	902	1,649	-45.3%
Balance at end of period	$2,350	$3,363	-30.1%	$2,350	$3,363	-30.1%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$44,176	$37,494	17.8%	$45,755	$31,056	47.3%
Provision for loan and lease losses	807	11,099	-92.7%	2,528	18,798	-86.6%
Allowance de-recognition	(1,108)	(8,483)	-86.9%	(4,408)	(9,744)	-54.8%
Balance at end of period	$43,875	$40,110	9.4%	$43,875	$40,110	9.4%

Eurobank loans
Balance at beginning of period	$24,314	$21,786	11.6%	$25,174	$21,281	18.3%
Provision for loan and lease losses	306	2,541	-88.0%	1,110	4,573	-75.7%
Allowance de-recognition	(339)	(1,182)	-71.3%	(2,003)	(2,709)	-26.1%
Balance at end of period	$24,281	$23,145	4.9%	$24,281	$23,145	4.9%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(1,429)	$(834)	71.3%	$(3,727)	$(5,375)	-30.7%
Recoveries	139	341	-59.2%	919	458	100.7%
Total	(1,290)	(493)	161.7%	(2,808)	(4,917)	-42.9%
Commercial
Charge-offs	(3,249)	(727)	346.9%	(6,396)	(6,424)	-0.4%
Recoveries	119	654	-81.8%	528	880	-40.0%
Total	(3,130)	(73)	4187.7%	(5,868)	(5,544)	5.8%
Consumer
Charge-offs	(4,591)	(4,424)	3.8%	(13,438)	(11,792)	14.0%
Recoveries	278	168	65.5%	757	1,113	-32.0%
Total	(4,313)	(4,256)	1.3%	(12,681)	(10,679)	18.7%
Auto
Charge-offs	(9,111)	(9,387)	-2.9%	(31,842)	(24,726)	28.8%
Recoveries	5,442	2,394	127.3%	14,498	9,864	47.0%
Total	(3,669)	(6,993)	-47.5%	(17,344)	(14,862)	16.7%
Net credit losses
Total charge-offs	(18,380)	(15,372)	19.6%	(55,403)	(48,317)	14.7%
Total recoveries	5,978	3,557	68.1%	16,702	12,315	35.6%
Total	$(12,402)	$(11,815)	5.0%	$(38,701)	$(36,002)	7.5%
Net credit losses to average loans outstanding:
Mortgage	0.77%	0.28%	175.0%	0.55%	0.94%	-41.2%
Commercial	0.83%	0.02%	4050.0%	0.55%	0.59%	-7.2%
Consumer	5.35%	5.65%	-5.3%	5.32%	4.89%	8.8%
Auto	1.40%	3.37%	-58.5%	2.34%	2.47%	-5.1%
Total	1.39%	1.54%	-9.7%	1.52%	1.58%	-3.6%
Recoveries to charge-offs	32.52%	23.14%	40.5%	30.15%	25.49%	18.3%
Average originated loans:
Mortgage	$672,526	692,782	-2.9%	$678,334	701,039	-3.2%
Commercial	1,513,556	1,239,390	22.1%	1,412,108	1,247,249	13.2%
Consumer	322,553	301,121	7.1%	317,673	291,140	9.1%
Auto	1,048,617	829,446	26.4%	988,830	803,821	23.0%
Total	$3,557,252	$3,062,739	16.1%	$3,396,945	$3,043,249	11.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2018	2017	%	2018	2017	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(1)	$-	-100.0%	$(6)	$(132)	-95.5%
Recoveries	3	1	200.0%	18	6	200.0%
Total	2	1	100.0%	12	(126)	-109.5%
Consumer
Charge-offs	(638)	(711)	-10.3%	(2,080)	(2,367)	-12.1%
Recoveries	95	33	187.9%	243	392	-38.0%
Total	(543)	(678)	-19.9%	(1,837)	(1,975)	-7.0%
Auto
Charge-offs	(72)	(222)	-67.6%	(285)	(705)	-59.6%
Recoveries	169	202	-16.3%	641	1,251	-48.8%
Total	97	(20)	-585.0%	356	546	-34.8%
Net credit losses
Total charge-offs	(711)	(933)	-23.8%	(2,371)	(3,204)	-26.0%
Total recoveries	267	236	13.1%	902	1,649	-45.3%
Total	$(444)	$(697)	-36.3%	$(1,469)	$(1,555)	-5.5%
Net credit losses to average loans outstanding:
Commercial	-2.76%	-1.06%	160.7%	-4.79%	42.64%	-111.2%
Consumer	4.06%	4.69%	-13.4%	4.48%	6.91%	-35.2%
Auto	-2.05%	0.23%	-977.8%	-2.04%	-1.75%	16.7%
Total	2.44%	3.01%	-18.9%	2.50%	2.59%	-3.3%
Recoveries to charge-offs	37.55%	25.29%	48.5%	38.04%	51.47%	-26.1%
Average loans accounted for under ASC 310-20:
Commercial	$290	378	-23.3%	$334	394	-15.2%
Consumer	53,474	57,839	-7.5%	54,687	38,088	43.6%
Auto	18,971	34,334	-44.7%	23,265	41,632	-44.1%
Total	$72,735	$92,551	-21.4%	$78,286	$80,114	-2.3%

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2018	2017	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$42,278	$25,354	66.8%
Other loans	78,511	74,360	5.6%
Accruing loans
Troubled-Debt Restructuring loans	5,484	6,704	-18.2%
Other loans	754	2,528	-70.2%
Total non-performing loans	$127,027	$108,946	16.6%
Foreclosed real estate	37,868	44,174	-14.3%
Other repossessed assets	4,146	3,548	16.9%
	$169,041	$156,668	7.9%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.65%	2.95%	-10.2%
Non-performing assets to total capital	17.43%	16.58%	5.1%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,101	$1,037	$2,652	$2,459

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$67,236	$64,085	4.9%
Commercial	42,807	35,253	21.4%
Consumer	3,116	2,572	21.2%
Auto and leasing	12,185	4,232	187.9%
	125,344	106,142	18.1%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	980	1,270	-22.8%
Consumer	501	1,355	-63.0%
Auto	202	179	12.8%
	1,683	2,804	-40.0%
Total	$127,027	$108,946	16.6%
Non-performing loans composition percentages:
Originated loans
Mortgage	52.8%	58.7%
Commercial	33.7%	32.4%
Consumer	2.5%	2.4%
Auto and leasing	9.6%	3.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.8%	1.2%
Consumer	0.4%	1.2%
Auto	0.2%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.46%	3.34%	3.6%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.99%	2.05%	-2.9%
Total capital	13.10%	11.53%	13.6%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.19%	1.15%	3.48%
Non-performing loans	34.44%	34.49%	-0.1%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	55.96%	57.69%	-3.0%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	117.17%	134.26%	-12.7%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,107,567	$969,525	14.2%
NOW accounts	1,196,464	1,069,572	11.9%
Savings and money market accounts	1,243,533	1,251,396	-0.6%
Certificates of deposit	1,538,792	1,507,101	2.1%
Total deposits	5,086,356	4,797,594	6.0%
Accrued interest payable	2,637	1,888	39.7%
Total deposits and accrued interest payable	5,088,993	4,799,482	6.0%
Borrowings:
Securities sold under agreements to repurchase	378,237	192,869	96.1%
Advances from FHLB	73,531	99,643	-26.2%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	192	153	25.5%
Total borrowings	488,043	328,748	48.5%
Total deposits and borrowings	5,577,036	5,128,230	8.8%

Other Liabilities:
Derivative liabilities	622	1,281	-51.4%
Acceptances outstanding	28,682	27,644	3.8%
Other liabilities	80,448	86,791	-7.3%
Total liabilities	$5,686,788	$5,243,946	8.4%
Deposits portfolio composition percentages:
Non-interest bearing deposits	21.8%	20.2%
NOW accounts	23.5%	22.3%
Savings and money market accounts	24.4%	26.1%
Certificates of deposit	30.3%	31.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	77.5%	58.7%
Advances from FHLB	15.1%	30.3%
Other term notes	0.0%	0.0%
Subordinated capital notes	7.4%	11.0%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$377,808	$192,500
Daily average outstanding balance	$332,215	$393,133
Maximum outstanding balance at any month-end	$394,164	$606,210

Liabilities and Funding Sources

As shown in Table 13 above, at September 30, 2018, Oriental’s total liabilities were $5.687 billion, 8.4% more than the $5.244 billion reported at December 31, 2017. Deposits and borrowings, Oriental’s funding sources, amounted to $5.577 billion at September 30, 2018 versus $5.128 billion at December 31, 2017, a 8.8% increase.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At September 30, 2018, borrowings amounted to $488.0 million, representing an increase of 48.5% when compared with the $328.7 million reported at December 31, 2017. The increase in borrowings reflects:

•         An increase of $185.3 million in new repurchase agreements used for the purchase of investment securities during the nine-month period ended September 30, 2018; and

•         A decrease of $25.9 million in advances from the FHLB-NY attributable to $64.4 million of new advances, offset by the maturing of $90.0 million of advances that were not renewed.

At September 30, 2018, deposits represented 90% and borrowings represented 10% of interest-bearing liabilities. At September 30, 2018, deposits, the largest category of Oriental’s interest-bearing liabilities, were $5.086 billion, an increase of 6.0% from $4.798 billion at December 31, 2017.

Stockholders’ Equity

At September 30, 2018, Oriental’s total stockholders’ equity was $969.9 million, a 2.6% increase when compared to $945.1 million at December 31, 2017. This increase in stockholders’ equity reflects increases in retained earnings of $35.2 million, legal surplus of $6.1 million, reduction in treasury stock, at cost, of $796 thousand, and an increase in additional paid-in capital of $478 thousand, partially offset by a decrease in accumulated other comprehensive loss, net of tax of $17.8 million. Book value per share was $18.27 at September 30, 2018 compared to $17.73 at December 31, 2017.

From December 31, 2017 to September 30, 2018, tangible common equity to total assets decreased from 11.12% to 10.73%, Leverage capital ratio increased from 13.92% to 13.93%, Common Equity Tier 1 capital ratio decreased from 14.59% to 14.38%, Tier 1 Risk-Based capital ratio decreased from 19.05% to 18.55%, and Total Risk-Based capital ratio decreased from 20.34% to 19.84%. The decrease in these ratios reflect an increase of $467.6 million in total assets, including $296.7 million in loans and $140.1 million in investments.

During the third quarter of 2018, Oriental announced the mandatory conversion of its Series C Preferred Stock into common stock, effective on October 22, 2018.  Each share of Series C Preferred Stock was converted into 86.4225 shares of common stock.  There were 84,000 shares of Series C Preferred Stock outstanding, all of which were converted to common stock on October 22, 2018.  Upon conversion, the Series C Preferred Stock is no longer outstanding and all rights with respect to the Series C Preferred Stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C Preferred Stock and any required cash-in-lieu of fractional shares.

Capital Rules to Implement Basel III Capital Requirements

OFG Bancorp and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to OFG Bancorp and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2018, OFG Bancorp's and the Bank’s capital ratios continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of September 30, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at September 30, 2018 and December 31, 2017:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$969,886	$945,107	2.6%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	14.38%	14.59%	-1.4%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$690,937	644,804	7.2%
Minimum common equity tier 1 capital required	$216,286	198,930	8.7%
Minimum capital conservation buffer required	$90,119	55,258	63.1%
Excess over regulatory requirement	$384,532	390,615	-1.6%
Risk-weighted assets	$4,806,348	4,420,667	8.7%
Tier 1 risk-based capital ratio	18.55%	19.05%	-2.6%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$891,807	$842,133	5.9%
Minimum tier 1 risk-based capital required	$288,381	$265,240	8.7%
Excess over regulatory requirement	$603,426	$576,893	4.6%
Risk-weighted assets	$4,806,348	$4,420,667	8.7%
Total risk-based capital ratio	19.84%	20.34%	-2.5%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$953,543	$899,258	6.0%
Minimum total risk-based capital required	$384,508	$353,653	8.7%
Excess over regulatory requirement	$569,035	$545,604	4.3%
Risk-weighted assets	$4,806,348	$4,420,667	8.7%
Leverage capital ratio	13.93%	13.92%	0.1%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$891,807	$842,133	5.9%
Minimum tier 1 capital required	$255,993	$242,057	5.8%
Excess over regulatory requirement	$635,814	$600,076	6.0%
Tangible common equity to total assets	10.73%	11.12%	-3.5%
Tangible common equity to risk-weighted assets	14.86%	15.57%	-4.6%
Total equity to total assets	14.57%	15.27%	-4.6%
Total equity to risk-weighted assets	20.18%	21.38%	-5.6%
Stock data:
Outstanding common shares	44,005,741	43,947,442	0.1%
Book value per common share	$18.27	$17.73	3.0%
Tangible book value per common share	$16.23	$15.67	3.6%
Market price at end of period	$16.15	$9.40	71.8%
Market capitalization at end of period	$710,693	$413,106	72.0%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2018, and December 31, 2017:

	September 30,	December 31,
	2018	2017
	(In thousands, except share or per share information)
Total stockholders' equity	$969,886	$945,107
Preferred stock	(176,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,695)	(3,339)
Customer relationship intangible	(1,003)	(1,348)
Total tangible common equity (non-GAAP)	$714,249	$688,481
Total assets	6,656,674	6,189,053
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,695)	(3,339)
Customer relationship intangible	(1,003)	(1,348)
Total tangible assets	$6,566,907	$6,098,297
Tangible common equity to tangible assets	10.88%	11.29%
Common shares outstanding at end of period	44,005,741	43,947,442
Tangible book value per common share	$16.23	$15.67

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$690,937	$644,804	7.2%
Additional tier 1 capital	200,870	197,329	1.8%
Tier 1 capital	891,807	842,133	5.9%
Additional Tier 2 capital	61,736	57,125	8.1%
Total risk-based capital	$953,543	$899,258	6.0%
Risk-weighted assets:
Balance sheet items	$4,605,685	$4,249,042	8.4%
Off-balance sheet items	200,663	171,625	16.9%
Total risk-weighted assets	$4,806,348	$4,420,667	8.7%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	14.38%	14.59%	-1.4%
Tier 1 capital (minimum required - 6%)	18.55%	19.05%	-2.6%
Total capital (minimum required - 8%)	19.84%	20.34%	-2.5%
Leverage ratio (minimum required - 4%)	13.93%	13.92%	0.1%
Equity to assets	14.57%	15.27%	-4.6%
Tangible common equity to assets	10.73%	11.12%	-3.5%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2018 and December 31, 2017:

	September 30,	December 31,	Variance
	2018	2017	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.00%	18.63%	-3.4%
Actual common equity tier 1 capital	$863,978	$822,776	5.0%
Minimum capital requirement (4.5%)	$215,984	$198,712	8.7%
Minimum capital conservation buffer requirement (1.875% at September 30, 2018 - 1.25% at December 31, 2017)	$89,993	$55,198	63.0%
Minimum to be well capitalized (6.5%)	$311,977	$287,028	8.7%
Tier 1 Capital to Risk-Weighted Assets	18.00%	18.63%	-3.4%
Actual tier 1 risk-based capital	$863,978	$822,776	5.0%
Minimum capital requirement (6%)	$287,979	$264,949	8.7%
Minimum to be well capitalized (8%)	$383,971	$353,265	8.7%
Total Capital to Risk-Weighted Assets	19.28%	19.92%	-3.2%
Actual total risk-based capital	$925,447	$879,648	5.2%
Minimum capital requirement (8%)	$383,971	$353,265	8.7%
Minimum to be well capitalized (10%)	$479,964	$441,581	8.7%
Total Tier 1 Capital to Average Total Assets	13.56%	13.63%	-0.5%
Actual tier 1 capital	$863,978	$822,776	5.0%
Minimum capital requirement (4%)	$254,847	$241,417	5.6%
Minimum to be well capitalized (5%)	$318,559	$301,771	5.6%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2018 and December 31, 2017, Oriental’s market capitalization for its outstanding common stock was $710.7 million ($16.15 per share) and $413.1 million ($9.40 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2018
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter ended September 30, 2018.

At September 30, 2018, the number of shares that may yet be purchased under such program is estimated at 478,691 and was calculated by dividing the remaining balance of $7.7 million by $16.15  (closing price of Oriental's common stock at September 30, 2018).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2018 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$12,617	4.01%	$12,853	4.19%
+ 100 Basis points	$6,281	2.00%	$6,407	2.09%
- 100 Basis points	$(5,962)	-1.90%	$(6,096)	-1.99%
- 200 Basis points	$(11,944)	-3.80%	$(12,212)	-3.98%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2018.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowings transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $643 thousand (notional amount of $34.0 million) was recognized at September 30, 2018 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2018, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $227 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $227 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of September 30, 2018, Oriental had $34.0 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $34.0 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

Credit Risk

Credit risk is the possibility of loss arising from a borrower or counterparty in a credit-related contract failing to perform in accordance with its terms. The principal source of credit risk for Oriental is its lending activities. In Puerto Rico, Oriental’s principal market, economic conditions are very challenging, as they have been for the last twelve years, due to a shrinking population, a protracted economic recession, a housing sector that remains under pressure, the Puerto Rico government’s fiscal and liquidity crisis, and the payment defaults on various Puerto Rico government bonds, with severe austerity measures expected for the Puerto Rico government to be able to restructure its debts under the supervision of the federally-created Fiscal Oversight and Management Board for Puerto Rico. In addition, as was demonstrated with hurricanes Irma and Maria during the month of September 2017, Puerto Rico is susceptible to natural disasters, such as hurricanes and earthquakes, which can have a disproportionate impact on Puerto Rico because of the logistical difficulties of bringing relief to an island far from the United States mainland. Moreover, the Puerto Rico government's fiscal challenges and Puerto Rico's unique relationship with the United States also complicate any relief efforts after a natural disaster. These events increase credit risk as debtors may no longer be capable of operating their businesses and the collateral securing Oriental's loans may suffer significant damages.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of September 30, 2018, Oriental had $377.8 million in repurchase agreements, excluding accrued interest, and $530.9 million in brokered deposits.

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

As of September 30, 2018, Oriental had approximately $543.8 million in unrestricted cash and cash equivalents, $745.3 million in investment securities that are not pledged as collateral, $830.7 million in borrowing capacity at the FHLB-NY.

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.      EXHIBITS

Exhibit No. Description of Document:

10.1   2007 Omnibus Performance Incentive Plan Performance Shares Award and Agreement.

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 2, 2018
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: November 2, 2018
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer