Form 10-K
period 2018-12-31
OFG BANCORP
filed 2019-03-08
CIK 1030469

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Fiscal Year Ended December 31, 2018

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

The aggregate market value of the common stock held by non-affiliates of OFG Bancorp (the “Company”) was approximately $618.0 million as of June 30, 2018 based upon 43,983,195 shares outstanding and the reported closing price of $14.05 on the New York Stock Exchange on that date.

As of February 28, 2019, the Company had  51,318,899 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement relating to the 2019 annual meeting of shareholders are incorporated herein by reference in response to Items 10 through 14 of Part III, except for certain information set forth herein under Item 12.

OFG Bancorp

FORM 10-K

For the Year Ended December 31, 2018

TABLE OF CONTENTS

PART I

Item 1.	Business......................................................................................................................................................................................	1

Item 1A.	Risk Factors...............................................................................................................................................................................	15

Item 1B.	Unresolved Staff Comments...................................................................................................................................................	24

Item 2.	Properties....................................................................................................................................................................................	24

Item 3.	Legal Proceedings.....................................................................................................................................................................	24

Item 4.	Mine Safety Disclosures..........................................................................................................................................................	24

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.......................................................................................................................................................................	24

Item 6.	Selected Financial Data...........................................................................................................................................................	26

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations......................................	29

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk..........................................................................................	83

Item 8.	Financial Statements and Supplementary Data...................................................................................................................	88

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................	206

Item 9A.	Controls and Procedures..........................................................................................................................................................	206

Item 9B.	Other Information.....................................................................................................................................................................	206

PART III

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.................	207

PART IV

Item 15.	Exhibits and Financial Statement Schedules ......................................................................................................................	208
Item 16.	Form 10-K Summary ..............................................................................................................................................................	208

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

•      the credit default by municipalities of the government of Puerto Rico;

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

Oriental provides comprehensive banking and financial services to its clients through a complete range of banking and financial solutions, including commercial, consumer, auto, and mortgage lending; checking and savings accounts; financial planning, insurance, financial services, and investment brokerage; and corporate and individual trust and retirement services. Oriental operates through three major business segments: Banking, Wealth Management, and Treasury, differentiating the Oriental brand through customer segmentation and innovative solutions, primarily in Puerto Rico. Oriental provides these services through various subsidiaries including, a commercial bank, Oriental Bank (the "Bank"), a securities broker-dealer, Oriental Financial Services Corp. (“Oriental Financial Services”), an insurance agency, Oriental Insurance, LLC (“Oriental Insurance”), a retirement plan administrator, Oriental Pension Consultants, Inc. (“OPC”), and a commercial lender, OFG USA LLC ("OFG USA"), which is part of the Bank.  All of our subsidiaries are based in San Juan, Puerto Rico, except for OPC which is based in Boca Raton, Florida and OFG USA which is based in Cornelius, North Carolina. Oriental has 37 branches in Puerto Rico. Oriental’s long-term goal is to strengthen its banking and financial services franchise by expanding its lending businesses, increasing the level of integration in the marketing and delivery of banking and financial services, maintaining effective asset-liability management, growing non-interest revenue from banking and financial services, and improving operating efficiencies.

Oriental’s strategy involves:

•         Expanding its ability to attract deposits and build relationships with customers by refining service delivery and providing innovative banking technologies for day-to-day customer transactions, and achieving sustainable levels of differentiation in the market;

•         Focusing on greater growth in commercial and consumer lending, trust and financial services, and insurance products;

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

Together with a highly experienced group of senior and mid-level executives and the benefits from the acquisitions of Eurobank Puerto Rico and the Puerto Rico operations of Banco Bilbao Vizcaya Argentaria, S.A. (“BBVA”), this strategy has resulted in sustained growth in Oriental’s deposit-taking activities, commercial, consumer and mortgage lending and financial service activities, allowing Oriental to distinguish itself in a highly competitive industry. Oriental is not immune from general and local financial and economic conditions. Past experience is not necessarily indicative of future performance but given market uncertainties and on a reasonable time horizon of three to five years, this strategy is expected to maintain its steady progress towards Oriental’s long-term goal.

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

For detailed information regarding the performance of Oriental’s operating segments, please refer to Note 29 in Oriental’s accompanying consolidated financial statements.

Banking Activities

The Bank, Oriental’s main subsidiary, is a full-service Puerto Rico commercial bank with its main office located in San Juan, Puerto Rico. The Bank has 37 branches throughout Puerto Rico and was incorporated in October 1964 as a federal mutual savings and loan association. It became a federal mutual savings bank in July 1983 and converted to a federal stock savings bank in April 1987. Its conversion from a federally-chartered savings bank to a commercial bank chartered under the banking law of the Commonwealth of Puerto Rico, on June 30, 1994, allowed the Bank to more effectively pursue opportunities in its market and obtain more flexibility in its businesses. As a Puerto Rico-chartered commercial bank, it is subject to examination by the FDIC and the Office of the Commissioner of Financial Institutions of Puerto Rico (the “OCFI”). The Bank offers banking services such as commercial, consumer, and mortgage lending, savings and time deposit products, financial planning, and corporate and individual trust services, and capitalizes on its retail banking network to provide commercial and mortgage lending products to its clients. The Bank has an operating subsidiary, OFG USA, which is organized in Delaware. It also has two international banking entities (each an “IBE”) organized in Puerto Rico pursuant to the International Banking Center Regulatory Act of Puerto Rico, as amended (the “IBE Act”), one is a unit operating within the Bank, named Oriental Overseas (the “IBE Unit”), and the other is a wholly-owned subsidiary of the Bank, named Oriental International Bank, Inc. (the “IBE Subsidiary”). The IBE Unit and IBE Subsidiary offer the Bank certain Puerto Rico tax advantages, and their services are limited under Puerto Rico law to persons and assets/liabilities located outside of Puerto Rico.

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

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly into the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured mortgages, Veterans Administration (“VA”) guaranteed mortgages, and Rural Housing Service (“RHS”) guaranteed loans that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under standard Federal National Mortgage Association (the “FNMA”) or the Federal Home Loan Mortgage Corporation (the “FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. Oriental outsources the servicing of the residential mortgage loan portfolio acquired in 2012 as part of its acquisition of the Puerto Rico operations of BBVA (the "BBVAPR Acquisition") and services the GNMA, FNMA, and FHLMC pools that it issues and the rest of its residential mortgage loan portfolio.

Loan Underwriting

Auto loans:  Oriental provides financing for the purchase of new or used motor vehicles. These loans are generated mainly through dealers authorized and approved by the auto credit department committee of Oriental. The auto credit department has the specialized structure and resources to provide the service required for this product according to market demands and trends. The auto loan credit policy establishes specific guidance and parameters for the underwriting and origination processes. Underwriting procedures, lending limits, interest rate approval, insurance coverage, and automobile brand restrictions are some parameters and internal controls implemented to ensure the quality and profitability of the auto loan portfolio. The proprietary credit scoring system is a fundamental part of the decision process.

Consumer loans:   Consumer loans include personal loans, credit cards, lines of credit and other loans made by banks to individual borrowers. All loan originations must be underwritten in accordance with Oriental’s underwriting criteria and include an assessment of each borrower’s personal financial condition, including verification of income, assets, Fair Isaac Corporation ("FICO") score, and credit reports. The proprietary credit scoring system is a fundamental part of the decision process.

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

Oriental Insurance is a Puerto Rico limited liability company and Oriental’s subsidiary engaged in insurance agency services. It provides Oriental with cross-marketing opportunities under the legal framework established by the financial modernization legislation.

1

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

Treasury Activities

Treasury activities encompass all of Oriental’s treasury-related functions. Oriental’s investment portfolio consists of mortgage-backed securities, obligations of U.S. government-sponsored agencies and money market instruments. Agency mortgage-backed securities, the largest component of the investment portfolio, consist principally of pools of residential mortgage loans that are made to consumers and then resold in the form of pass-through certificates in the secondary market, the payment of interest and principal of which is guaranteed by GNMA, FNMA or FHLMC.

Market Area and Competition

The main geographic business and service area of Oriental is in Puerto Rico, where the banking market is highly competitive. Puerto Rico banks are subject to the same federal laws, regulations and supervision that apply to similar institutions in the United States of America. Oriental also competes with brokerage firms with retail operations, credit unions, savings and loan cooperatives, small loan companies, insurance agencies, and mortgage banks in Puerto Rico. Oriental encounters intense competition in attracting and retaining deposits and in its consumer and commercial lending activities. Management believes that Oriental has been able to compete effectively for deposits and loans by offering a variety of transactional account products and loans with competitive terms, emphasizing the quality of its service, pricing its products at competitive interest rates, offering convenient branch locations, and offering financial planning and financial services at most of its branch locations. The phase-out consolidation of three failed Puerto Rico banks in 2010 and the failure of another Puerto Rico bank in 2015 has created an environment for more rational loan and deposit pricing. Oriental’s ability to originate loans depends primarily on the services that it provides to its borrowers, in making prompt credit decisions, and on the rates and fees that it charges.

Oriental is also developing new commercial relationships in the United States, as it launched in late 2017 the U.S. commercial loan program, generally consisting of purchases of loan participations in credit facilities to commercial borrowers in the U.S. mainland.

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

Oriental elected to be treated as a financial holding company as permitted by the Gramm-Leach-Bliley Act. Under that law, if Oriental fails to meet the requirements for being a financial holding company and is unable to correct such deficiencies within certain prescribed time periods, the Federal Reserve Board could require Oriental to divest control of its depository institution subsidiary or alternatively cease conducting activities that are not permissible for bank holding companies that are not financial holding companies.

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

The Bank is regulated by various agencies in the United States and the Commonwealth of Puerto Rico. Its main regulators are the OCFI and the FDIC. The Bank is subject to extensive regulation and examination by the OCFI and the FDIC and is subject to the Federal Reserve Board’s regulation of transactions between the Bank and its affiliates. The federal and Puerto Rico laws and regulations which are applicable to the Bank regulate, among other things, the scope of its business, its investments, its reserves against deposits, the timing of the availability of deposited funds, and the nature and amount of and collateral for certain loans. In addition to the impact of such regulations, commercial banks are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to control inflation in the economy.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Act implemented a variety of far-reaching changes and has been described as the most sweeping reform of the financial services industry since the 1930’s.  It has a broad impact on the financial services industry, including significant regulatory and compliance changes, such as: (i) enhanced resolution authority of troubled and failing banks and their holding companies; (ii) enhanced lending limits strengthening the existing limits on a depository institution’s credit exposure to one borrower; (iii) increased capital and liquidity requirements; (iv) increased regulatory examination fees; (v) changes to assessments to be paid to the FDIC for federal deposit insurance; (vi) prohibiting bank holding companies, such as Oriental, from including in regulatory Tier 1 capital future issuances of trust preferred securities or other hybrid debt and equity securities; and (vii) numerous other provisions designed to improve supervision and oversight of, and strengthening safety and soundness for, the financial services sector. Additionally, the Dodd-Frank Act established a new framework for systemic risk oversight within the financial system to be distributed among new and existing federal regulatory agencies, including the Financial Stability Oversight Council, the Federal Reserve Board, the Office of the Comptroller of the Currency and the FDIC. Further, the Dodd-Frank Act addresses many corporate governance and executive compensation matters that affect most U.S. publicly traded companies, including Oriental. A few provisions of the Dodd-Frank Act became effective immediately, while various provisions have become effective in stages. Many of the requirements called for in the Dodd-Frank Act have been implemented over time and most are subject to implementing regulations.

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

Prompt Corrective Action Regulations

Pursuant to the Dodd-Frank Act, federal banking agencies adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III:  A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2014 for advanced approaches banking organizations (i.e., those with consolidated assets greater than $250 billion or consolidated on-balance sheet foreign exposures of at least $10 billion) and January 1, 2015 for all other covered organizations (subject to certain phase-in periods through January 1, 2019) replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules.

The Basel III capital rules provide certain changes to the prompt corrective action regulations adopted by the agencies under Section 38 of the FDIA, as amended by FDICIA.  These regulations are designed to place restrictions on U.S. insured depository institutions if their capital levels begin to show signs of weakness.  The five capital categories established by the agencies under their prompt corrective action framework are: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized”.

The Basel III capital rules expand such categories by introducing a common equity tier 1 capital requirement for all depository institutions, revising the minimum risk-based capital ratios and, beginning in 2018, the proposed supplementary leverage requirement for advanced approaches banking organizations.  The common equity tier 1 capital ratio is a new minimum requirement designed to ensure that banking organizations hold sufficient high-quality regulatory capital that is available to absorb losses on a going-concern basis.  Under such rules, an insured depository institution is:

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

In 2016, the FDIC adopted two new rules to require large institutions to bear the burden of raising the reserve ratio from 1.15% to 1.35% and amended the pricing for small institutions after the reserve ratio reaches 1.15%.  Once the reserve ratio reaches 1.38%, small institutions will receive credits to offset their contribution to raising the reserve ratio above 1.35%.  Effective June 30, 2016, the reserve ratio reached 1.15%, and assessment collections decreased for small institutions like the Bank.  Furthermore, on September 30, 2018, the reserve ratio reached 1.36%, exceeding the statutorily required minimum reserve ratio of 1.35% ahead of the September 30, 2020 deadline required under the Dodd-Frank Act, and small institutions like the Bank were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ratio from 1.15% to 1.35%, which will be applied when the reserve ratio is at least 1.38%.

 Brokered Deposits

FDIC regulations adopted under the FDIA govern the receipt of brokered deposits by banks. Well capitalized institutions are not subject to limitations on brokered deposits, while adequately capitalized institutions are able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the interest paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As of December 31, 2018, the Bank is a well capitalized institution and is therefore not subject to these limitations on brokered deposits.

However, under the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, which amended the FDIA, reciprocal deposits are excluded from such limitations if the total reciprocal deposits of the institution do not exceed 20% of its total liabilities.  Reciprocal deposits are deposits that banks make with each other in equal amounts.

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

The Basel III capital rules adopted by the federal banking agencies revise the agencies’ risk-based and leverage capital requirements for banking organizations and consolidate three separate notices of proposed rulemaking that the OCC, Federal Reserve Board and FDIC published in the Federal Register on August 30, 2012, with selected changes. In particular, and consistent with the Basel III framework, the capital rules include a minimum ratio of common equity tier 1 capital to risk-weighted assets of 4.5% and a common equity tier 1 capital conservation buffer of 2.5% of risk-weighted assets that apply to all banking organizations.  The rules also raise the minimum ratio of tier 1 capital to risk-weighted assets from 4% to 6% and include a minimum leverage ratio of 4% for all banking organizations. In addition, for the largest, most internationally active banking organizations, the rules include a new minimum supplementary leverage ratio that takes into account off-balance sheet exposures. The rules incorporate these new requirements into the agencies’ prompt corrective action framework.  In addition, the rules establish limits on a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements.  Further, the rules amend the methodologies for determining risk-weighted assets for all banking organizations; introduce disclosure requirements that would apply to top-tier banking organizations domiciled in the United States with $50 billion or more in total assets; and adopt changes to the agencies’ regulatory capital requirements that meet the requirements of Section 171 and Section 939A of the Dodd-Frank Act.  These rules also codify the agencies’ capital rules, which have previously resided in various appendices to their respective regulations, into a harmonized integrated regulatory framework.

Under the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018, federal banking agencies must develop a Community Bank Leverage Ratio (i.e., the ratio of a bank’s equity capital to its average total consolidated assets) for banks with assets of less than $10 billion.  Such banks that exceed this ratio will generally be deemed to in compliance with all other capital and leverage requirements.  On November 21, 2018, the federal banking agencies issued a proposal to simplify regulatory capital requirements for qualifying community banking organizations, as required by this law.

Failure to meet the capital rules could subject an institution to a variety of enforcement actions including the termination of deposit insurance by the FDIC and to certain restrictions on its business. At December 31, 2018, Oriental was in compliance with all applicable capital requirements. For more information, please refer to the accompanying consolidated financial statements.

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

Oriental has included in this annual report on Form 10-K management’s assessment regarding the effectiveness of Oriental’s internal control over financial reporting. The internal control report includes a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for Oriental; management’s assessment as to the effectiveness of Oriental’s internal control over financial reporting based on management’s evaluation as of year-end; and the framework used by management as criteria for evaluating the effectiveness of Oriental’s internal control over financial reporting. As of December 31, 2018 Oriental’s management concluded that its internal control over financial reporting was effective.

Puerto Rico Banking Act

As a Puerto Rico-chartered commercial bank, the Bank is subject to regulation and supervision by the OCFI under the Banking Act, which contains provisions governing the organization of the Bank, rights and responsibilities of directors, officers and stockholders, as well as the corporate powers, savings, lending, capital and investment requirements and other aspects of the Bank and its affairs. In addition, the OCFI is given extensive rulemaking power and administrative discretion under the Banking Act. The OCFI generally examines the Bank at least once every year.

The Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid-in capital on common and preferred stock. At December 31, 2018 and 2017, legal surplus amounted to $90.2 million and $81.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

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

The Puerto Rico Finance Board is composed of the Commissioner of Financial Institutions of Puerto Rico; the Executive Director of the Puerto Rico Fiscal Agency and Finance Advisory Authority: the Presidents of the Economic Development Bank for Puerto Rico and the Puerto Rico Planning Board; the Secretaries of Commerce and Economic Development, Treasury and Consumer Affairs of Puerto Rico; the Commissioner of Insurance of Puerto Rico; and the President of the Public Corporation for Insurance and Supervision of Puerto Rico Cooperatives. It has the authority to regulate the maximum interest rates and finance charges that may be charged on loans to individuals and businesses in the Commonwealth. The current regulations of the Puerto Rico Finance Board provide that the applicable interest rate on loans to individuals and businesses is to be determined by free competition. The Puerto Rico Finance Board also has the authority to regulate maximum finance charges on retail installment sales contracts and for credit card purchases. There is presently no maximum rate for retail installment sales contracts and for credit card purchases.

Puerto Rico Internal Revenue Code

Under the Puerto Rico Internal Revenue Code of 2011, as amended (the "PR Code”), a corporation pays taxes at a fixed rate of 18.5% (the regular corporate tax) plus a surtax that ranges from 5% for net income subject to surtax in excess of $75,000 to 19% for net income subject to surtax in excess of $275,000.  Net income subject to surtax is net income less $25,000.  The maximum regular corporate tax decreased to 18.5% for tax years beginning after December 31, 2018.  The result is a maximum combined rate of 37.5% (previously the maximum combined rate was 39%) under the PR Code for years beginning after December 31, 2018.  The Bank and other subsidiaries of Oriental are treated as separate taxable corporations and are not entitled to file consolidated returns.  The PR Code also provides a dividends-received deduction of 100% on dividends received from "controlled subsidiaries" subject to taxation in Puerto Rico and 85% on dividends received from other taxable domestic corporations.

Act No. 77 of 2014 amended the PR Code to increase the Puerto Rico capital gains tax rate from 15% to 20%, and for an asset to be considered long term capital asset, the holding period must be over a year, which before the enactment of this law was defined as having a holding period of over six months. The PR Code was also amended by Act No. 72 of 2015. The most relevant provisions of the Act 72, as applicable to Oriental, for taxable years beginning after December 31, 2014, are as follows: (i) a new definition of “large taxpayers,” which require them to file their tax return following a special procedure established by the Secretary of the Treasury of Puerto Rico, (ii) net operating losses carried forward may be deducted up to 70% of the alternative minimum net income for purposes of computing the alternative minimum tax, and (iii) net operating losses carried forward may be deducted up to 80% of the net income for purposes of computing the regular corporate income tax. Other amendments to the PR Code, for example, include an increase of the sales and use tax ("SUT") from 7% to 11.5%, effective July 1, 2015, and a special 4% SUT for certain business services previously exempted from the SUT, effective October 1, 2015. On December 2018, the Puerto Rico government enacted Act 257-2018 which, among other changes, (i) reduced the maximum corporate income tax rate to 37.5%, from 39%, (ii) increased the net operating losses deduction and carry forward deduction to 90% of taxable income, previously 80%, (iii) included a restriction of the use of partnership gains to offset current and accumulated operating losses generated by a corporate partner, (iv) required that the corporate income tax returns of “large taxpayers” be certified as prepared or reviewed by a Puerto Rico licensed certified public accountant, (v) increased the limitation on the partnership or special partnership loss deduction to 90% (from 80%) of the aggregate net income of partnerships or special partnerships, (vi) increased the limitation of capital losses carryover to 90% (previously 80%) of capital gains for the taxable year, and (vii) amended the formula to compute the alternative minimum tax (“AMT”), which now would be the greater of $500 or 23% of the AMT taxable income (previously 30%).

International Banking Center Regulatory Act of Puerto Rico

The business and operations of the Bank’s IBE Unit and IBE Subsidiary are subject to supervision and regulation by the OCFI. Under the IBE Act, no sale, encumbrance, assignment, merger, exchange or transfer of shares, interest or participation in the capital of an IBE may be initiated without the prior approval of the OCFI if by such transaction a person would acquire, directly or indirectly, control of 10% or more of any class of stock, interest or participation in the capital of the IBE. The IBE Act and the regulations issued thereunder by the OCFI (the “IBE Regulations”) limit the business activities that may be carried out by an IBE. Such activities are generally limited to persons and assets/liabilities located outside of Puerto Rico. The IBE Act provides further that every IBE must have not less than $300 thousand of unencumbered assets or acceptable financial guarantees in Puerto Rico.

Pursuant to the IBE Act and the IBE Regulations, the Bank’s IBE Unit and IBE Subsidiary have to maintain in Puerto Rico the books and records of all their transactions in the ordinary course of business. They are also required to submit quarterly and annual reports of their financial condition and results of operations to the OCFI, including annual audited financial statements.

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

Volcker Rule

The so-called “Volcker Rule” adopted by the federal banking regulatory agencies under Section 619 of the Dodd-Frank Act generally prohibits bank holding companies, insured depository institutions and their affiliates from (i) engaging in short-term proprietary trading of securities, derivatives, commodities futures and options on these instruments for their own account; and (ii) owning, sponsoring or having certain relationships with hedge funds or private equity funds.  However, it exempts certain activities, including market making, underwriting, hedging, trading in government and municipal obligations, and organizing and offering a hedge fund or private equity fund, among others.  A banking entity that engages in any such covered activity (i.e., proprietary trading or investment activities in hedge funds or private equity funds) is generally required to establish an internal compliance program reasonably designed to ensure and monitor compliance with the Volcker Rule.

The Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 amended the BHC Act to exempt from the Volcker Rule those bank holding companies, insured depository institutions and their affiliates with total assets that do not exceed $10 billion and trading assets and liabilities comprising not more than 5% of their total assets.  Therefore, banking entities that meet such threshold may generally engage in proprietary trading and invest in private equity and hedge funds.  On December 21, 2018, the federal banking agencies proposed rules to implement such exemption.

      Employees

At December 31, 2018, Oriental had 1,392 employees. None of its employees is represented by a collective bargaining group. Oriental considers its employee relations to be good.

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

ECONOMIC AND MARKET CONDITIONS RISK

Most of our business is conducted in Puerto Rico, which economic and government fiscal and liquidity challenges, as well as the impact of two major hurricanes during 2017, have adversely impacted and may continue to adversely impact us.

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

Puerto Rico entered recession in the fourth quarter of fiscal year 2006 and its gross national product (GNP) thereafter contracted in real terms every year between fiscal years 2007 and 2017 (inclusive), except fiscal year 2012. Real GNP is projected to have further contracted by approximately 5.6% in fiscal year 2018 according to the latest Puerto Rico Planning Board (the “Planning Board”) estimates, exacerbated by the impact of hurricanes Irma and María in September 2017. The Planning Board estimates a 3.5% increase in GNP in fiscal year 2019, in part due to the influx of federal funds and private insurance payments following the impact of the hurricanes. Hurricane Irma and Maria caused extensive destruction in Puerto Rico, disrupting the primary market in which Oriental does business. The damage caused by the hurricanes was substantial and had a material adverse impact on economic activity in Puerto Rico.

The Commonwealth’s fiscal and economic crisis prompted the U.S. Congress to enact the Puerto Rico Oversight, Management and Economic Stability Act (“PROMESA”) in June 2016. PROMESA, among other things, established a seven-member federally-appointed oversight board (the “Oversight Board”) with broad powers over the finances of the Commonwealth and its instrumentalities and provided to the Commonwealth, its public corporations and municipalities, broad-based restructuring authority, including through a bankruptcy-type process similar to that of Chapter 9 of the U.S. Bankruptcy Code. In August 2016, President Obama appointed the seven voting members of the Oversight Board through the process established in PROMESA, which authorized the President to select the members from several lists required to be submitted by congressional leaders. On February 15, 2019, however, the First Circuit of the U.S. Court of Appeals (the “First Circuit”) declared such appointments unconstitutional on the grounds that they did not comply with the Appointments Clause of the U.S. Constitution, which requires that principal federal officers be appointed by the President, with the advice and consent of the U.S. Senate. The First Circuit’s decision provides that its mandate will not issue for 90 days, so as to allow the President and the U.S. Senate to validate the currently defective appointments or reconstitute the Oversight Board in accordance with the Appointments Clause. Such process may delay the Commonwealth’s efforts to restructure its debts and create additional uncertainty regarding the Commonwealth’s prospects for fiscal and economic recovery.

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

At December 31, 2018, we had approximately $135.9 million of credit exposure to four Puerto Rico municipalities. This credit exposure consists of collateralized loans or obligations that have special additional property tax revenues pledged for their repayment.

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

Our customers might not repay their loans according to the original terms, and the collateral securing the payment of those loans might be insufficient to pay any remaining loan balance. Hence, we may experience significant loan losses, which could have a materially adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of loans. In determining the amount of the allowance for loan losses, we rely on loan quality reviews, past loss experience, and an evaluation of economic conditions, among other factors. If our assumptions prove to be incorrect, our allowance for loan losses may not be enough to cover losses inherent in our loan portfolio, resulting in additions to the allowance. Material additions to the allowance would materially decrease our net income.

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

From the time that we fund the mortgage loans originated to the time that they are sold, we are generally at risk for any mortgage loan defaults. Once we sell the mortgage loans, the risk of loss from mortgage loan defaults and foreclosures passes to the purchaser or insurer of the mortgage loans. However, in the ordinary course of business, we make representations and warranties to the purchasers and insurers of mortgage loans relating to the validity of such loans. If there is a breach of any of these representations or warranties, we may be required to repurchase the mortgage loan and bear any subsequent loss on the mortgage loan. We also may be required to repurchase mortgage loans in the event that there was improper underwriting or fraud or in the event that the loans become delinquent shortly after they are originated. For the year ended December 31, 2018, we repurchased $7.7 million of loans from GNMA and FNMA. Any such repurchases in the future may negatively impact our liquidity and operating results. Termination of our ability to sell mortgage products to U.S government-sponsored entities would have a material adverse effect on our results of operations and financial condition. In addition, we may be required to indemnify certain purchasers and others against losses they incur in the event of breaches of our representations and warranties and in various other circumstances, including securities fraud claims, and the amount of such losses could exceed the purchase amount of the related loans. Consequently, we may be exposed to credit risk associated with sold loans. In addition, we incur higher liquidity risk with respect to mortgage loans not eligible to be purchased or insured by FNMA, GNMA or FHLMC, due to a lack of secondary market in which to sell these loans.

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

The decline in Puerto Rico’s economy has had an adverse effect in the credit quality of our loan portfolios. Among other things, during the ongoing recession, we have experienced an increase in the level of non-performing assets and loan loss provision, which adversely affected our profitability. Although the delinquency rates have decreased recently, due in part to our 2017 optional and temporary moratorium on most retail loans and some commercial loan, they may increase if the recession continues or worsens. If there is another decline in economic activity, additional increases in the allowance for loan and lease losses could be necessary with further adverse effects on our profitability.

Any sustained period of increased delinquencies, foreclosures or losses could harm our ability to sell loans, the price received on the sale of such loans, and the value of the mortgage loan portfolio, all of which could have a negative impact on our results of operations and financial condition. In addition, any material decline in real estate values would weaken our collateral loan-to-value ratios and increase the possibility of loss if a borrower default. For a discussion of the impact of the Puerto Rico economy on our business operations, see “Most of our business is conducted in Puerto Rico, which is experiencing a deep economic recession, a downturn in the real estate market, and a government fiscal and liquidity crisis.”

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

Our operations rely on the secure processing, transmission and storage of confidential information in our computer systems and networks regarding our customers and their accounts. To provide these products and services, we use information systems and infrastructure that we and third-party service providers operate. As a financial institution, we also are subject to and examined for compliance with an array of data protection laws, regulations and guidance, as well as to our own internal privacy and information security policies and programs.

Such incidents may include unauthorized access to our digital systems for purposes of misappropriation of assets, gaining access to sensitive information, corrupting data, or causing operational disruption.  Although our information technology structure continues to be subject to cyber attacks, we have not, to our knowledge, experience a breach of cyber-security. Such an event could compromise our confidential information, as well as that of our customers and third parties with whom we interact with and may result in negative consequences.

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

Our business requires continuous access to various funding sources. We are able to fund our operations through deposits as well as through advances from the FHLB-NY and FRB-NY; however, our business is significantly dependent upon other wholesale funding sources, such as repurchase agreements and brokered deposits, which consisted of approximately 22% of our total interest-bearing liabilities as of December 31, 2018.

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

We expect to have continued access to credit from the foregoing sources of funds. However, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption, or if negative developments occur with respect to us, the availability and cost of funding sources could be adversely affected. In that event, our cost of funds may increase, thereby reducing the net interest income, or we may need to dispose of a portion of the investment portfolio, which, depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon such dispositions. The interest rates that we pay on our securities are also influenced by, among other things, applicable credit ratings from recognized rating agencies. A downgrade to any of these credit ratings could affect our ability to access the capital markets, increase our borrowing costs and have a negative impact on our results of operations. Our efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by us or market-related events. In the event that such sources of funds are reduced or eliminated, and we are not able to replace them on a cost-effective basis, we may be forced to curtail or cease our loan origination business and treasury activities, which would have a material adverse effect on our operations and financial condition.

Our ability to receive dividends from our subsidiaries could affect our liquidity and ability to pay dividends.

We are a separate and distinct legal entity from our subsidiaries. Dividends to us from our subsidiaries have represented a major source of funds for us to pay dividends on our common and preferred stock, make payments on corporate debt securities and meet other obligations. There are various U.S. federal and Puerto Rico law limitations on the extent to which Oriental Bank, our main subsidiary, can finance or otherwise supply funds to us through dividends and loans. These limitations include minimum regulatory capital requirements, U.S. federal and Puerto Rico banking law requirements concerning the payment of dividends out of net profits or surplus, Sections 23A and 23B of the Federal Reserve Act and Regulation W of the Federal Reserve Board governing transactions between an insured depository institution and its affiliates, as well as general federal regulatory oversight to prevent unsafe or unsound practices. Further, under the Basel III capital rules adopted by the federal banking regulatory agencies, a banking organization will need to hold a capital conservation buffer (composed of common equity tier 1 capital) greater than 2.5% of total risk-weighted assets to avoid limitations on capital distributions and discretionary bonus payments.  Compliance with the capital conservation buffer is determined as of the end of the calendar quarter prior to any such capital distribution or discretionary bonus payment and is subject to a three-year transition period beginning in 2016.

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

Based on our annual goodwill impairment test, we determined that no impairment charges were necessary. As of December 31, 2018, we had on our consolidated balance sheet $86.1 million of goodwill in connection with the BBVAPR Acquisition and the FDIC-assisted Eurobank acquisition, $2.5 million of core deposit intangible in connection with the FDIC-assisted Eurobank acquisition and the BBVAPR Acquisition, and $0.9 million of customer relationship intangible in connection with the BBVAPR Acquisition. There can be no assurance that future evaluations of such goodwill or intangibles will not result in any impairment charges. Among other factors, further declines in our common stock as a result of macroeconomic conditions and the general weakness of the Puerto Rico economy, could lead to an impairment of such assets.  If such assets become impaired, it could have a negative impact on our results of operations.

Legislative and other measures that may be taken by Puerto Rico governmental authorities could materially increase our tax burden or otherwise adversely affect our financial condition, results of operations or cash flows.

Legislative changes, particularly changes in tax laws, could adversely impact our results of operations. In an effort to address the Commonwealth’s ongoing fiscal problems, the Puerto Rico government has enacted tax reforms in the past and is expected to do so in the future. In 2014, the government of Puerto Rico approved an amendment to the PR Code, which, among other things, changed the income tax rate for capital gains from 15% to 20%. In May 2015, the government approved an increase in the Puerto Rico sales and use tax, effective July 1, 2015, from 7% to 11.5%, included a new 4% business to business tax and expanded the sales and use tax to certain business services that were previously exempt. In addition, in December 2018, the Puerto Rico government enacted Act 257-2018, which reduced the maximum corporate income tax rate from 39% to 37.5% included a restriction on the use of partnership gains to offset current and accumulated operating losses generated by a corporate partner and amended the formula to compute the AMT, among other changes, as described above under “Puerto Rico Internal Revenue Code,” Item 1. The recent change in tax rate resulted in a reduction of our deferred tax assets, with a corresponding non-cash increase to income tax expense.

We operate the IBE Unit and IBE Subsidiary pursuant to the IBE Act which provides significant tax advantages. The IBEs have an exemption from Puerto Rico income taxes on interest earned on, or gain realized from the sale of, non-Puerto Rico assets, including U.S. government obligations and certain mortgage-backed securities. This exemption has allowed us to have an effective tax rate below the maximum statutory tax rate. In the past, the Legislature of Puerto Rico has considered proposals to curb the tax benefits afforded to IBEs. In 2012, a new Puerto Rico law was enacted in this area, although it did not repeal the IBE Act, the new law does not allow new license applications under the IBE Act. Any newly organized “international financial entity” must be licensed under a new law and such entity (as opposed to existing IBEs organized under the IBE Act, including the Bank’s IBE Unit and IBE Subsidiary, which are “grandfathered”) are generally subject to a 4% Puerto Rico income tax rate. In the event other legislation is enacted by the Puerto Rico government to eliminate or modify the tax exemption provided to IBEs, the consequences could have a materially adverse impact on our financial results, including an increase in income tax expense and consequently our effective tax rate, adversely affecting our financial condition, results of operations and cash flows.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Oriental owns a fifteen-story office building located at 254 Muñoz Rivera Avenue, San Juan Puerto Rico, known as Oriental Center. Oriental operates a full-service branch at the plaza level and our centralized units and subsidiaries occupy approximately 84% of the office floor space. Approximately 3% of the office space is leased to outside tenants and 13% is available for lease.

The Bank owns five branch premises and leases thirty-two branch commercial offices throughout Puerto Rico. The Bank’s management believes that each of its facilities is well maintained and suitable for its purpose and can readily obtain appropriate additional space as may be required at competitive rates by extending expiring leases or finding alternative space.

At December 31, 2018, the aggregate future rental commitments under the terms of the leases, exclusive of taxes, insurance and maintenance expenses payable by Oriental, was approximately $24.4 million.

Oriental’s investment in premises and equipment, exclusive of leasehold improvements at December 31, 2018, was $114.9 million, gross of accumulated depreciation.

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

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG”. Information concerning the range of high and low sales prices for Oriental’s common stock for each quarter in the years ended December 31, 2018 and 2017, as well as cash dividends declared for such periods is set forth under the sub-heading “Stockholders’ Equity” in the “Analysis of Financial Condition” caption in the Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”).

Information concerning legal or regulatory restrictions on the payment of dividends by Oriental and the Bank is contained under the sub-heading “Dividend Restrictions” in Item 1 of this annual report.

As of December 31, 2018, Oriental had approximately 6,340 holders of record of its common stock, including all directors and officers of Oriental, and beneficial owners whose shares are held in “street” name by securities broker-dealers or other nominees.

Stock Performance Graph

The graph below compares the percentage change in Oriental’s cumulative total stockholder return during the measurement period with the cumulative total return, assuming reinvestment of dividends, of the Russell 2000 Index and the SNL Bank Index.

The cumulative total stockholder return was obtained by dividing (a) the sum of (i) the cumulative amount of dividends per share, assuming dividend reinvestment, for the measurement period beginning December 31, 2013, and (ii) the difference between the share price at the beginning and the end of the measurement period, by (b) the share price at the beginning of the measurement period.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

Index	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
OFG Bancorp	100.00	97.98	44.47	81.72	60.09	107.12
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09
SNL Bank	100.00	111.79	113.69	143.65	169.64	140.98

ITEM 6.        SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 and “Financial Statements and Supplementary Data” under Item 8 of this annual report.

OFG Bancorp
SELECTED FINANCIAL DATA
YEARS ENDED DECEMBER 31, 2018, 2017, 2016, 2015, AND 2014

	Year Ended December 31,
	2018	2017	2016	2015	2014
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$360,419	$345,647	$356,592	$406,568	$485,257
Interest expense	44,525	41,475	57,165	69,196	76,782
Net interest income	315,894	304,172	299,427	337,372	408,475
Provision for loan and lease losses	56,108	113,139	65,076	161,501	60,640
Net interest income after provision for loan and leases losses	259,786	191,033	234,351	175,871	347,835
Non-interest income	80,095	78,687	66,819	52,472	17,323
Non-interest expenses	207,081	201,631	215,990	248,401	242,725
Income (loss) before taxes	132,800	68,089	85,180	(20,058)	122,433
Income tax (benefit) expense	48,390	15,443	25,994	(17,554)	37,252
Net income (loss)	84,410	52,646	59,186	(2,504)	85,181
Less: dividends on preferred stock	(12,024)	(13,862)	(13,862)	(13,862)	(13,862)
Income (loss) available to common shareholders	$72,386	$38,784	$45,324	$(16,366)	$71,319
PER SHARE DATA:
Basic	$1.59	$0.88	$1.03	$(0.37)	$1.58
Diluted	$1.52	$0.88	$1.03	$(0.37)	$1.50
Average common shares outstanding	45,400	43,939	43,913	51,455	45,024
Average common shares outstanding and equivalents	51,349	51,096	51,088	44,231	52,326
Cash dividends declared per common share	$0.25	0.24	0.24	0.36	0.34
Cash dividends declared on common shares	$11,511	10,553	10,544	15,932	15,286
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.31%	0.84%	0.88%	-0.03%	1.10%
Return on average tangible common stockholders' equity	9.95%	5.64%	6.94%	-2.47%	10.91%
Return on average common equity (ROE)	8.85%	4.98%	6.08%	-2.16%	9.50%
Equity-to-assets ratio	15.19%	15.27%	14.16%	12.64%	12.65%
Efficiency ratio	53.07%	53.99%	57.82%	60.00%	49.90%
Interest rate spread	5.19%	5.15%	4.74%	4.95%	5.79%
Interest rate margin	5.28%	5.23%	4.82%	5.03%	5.84%

	December 31,
	2018	2017	2016	2015	2014
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,279,604	$1,166,050	$1,362,511	$1,615,872	$1,402,056
Loans and leases, net	4,431,594	4,056,329	4,147,692	4,434,213	4,826,646
Total investments and loans	$5,711,198	$5,222,379	$5,510,203	$6,050,085	$6,228,702
Deposits and borrowings
Deposits	$4,908,115	$4,799,482	$4,664,487	$4,717,751	$4,924,406
Securities sold under agreements to repurchase	455,508	192,869	653,756	934,691	980,087
Other borrowings	114,917	135,879	141,598	436,843	439,919
Total deposits and borrowings	$5,478,540	$5,128,230	$5,459,841	$6,089,285	$6,344,412
Stockholders’ equity
Preferred stock	$92,000	$176,000	$176,000	$176,000	$176,000
Common stock	59,885	52,626	52,626	52,626	52,626
Additional paid-in capital	619,381	541,600	540,948	540,512	539,311
Legal surplus	90,167	81,454	76,293	70,435	70,435
Retained earnings	253,040	200,878	177,808	148,886	181,184
Treasury stock, at cost	(103,633)	(104,502)	(104,860)	(105,379)	(97,070)
Accumulated other comprehensive (loss) income	(10,963)	(2,949)	1,596	13,997	19,711
Total stockholders' equity	$999,877	$945,107	$920,411	$897,077	$942,197
Per share data
Book value per common share	$17.90	$17.73	$17.18	$16.67	$17.40
Tangible book value per common share	$16.15	$15.67	$15.08	$14.53	$15.25
Market price at end of period	$16.46	$9.40	$13.10	$7.32	$16.65
Capital ratios
Leverage capital	14.22%	13.92%	12.99%	11.18%	10.61%
Tier 1 common equity to risk-weighted assets	N/A	N/A	N/A	N/A	11.88%
Common equity Tier 1 capital	16.78%	14.59%	14.05%	12.14%	N/A
Tier 1 risk-based capital	19.20%	19.05%	18.35%	15.99%	16.02%
Total risk-based capital	20.48%	20.34%	19.62%	17.29%	17.57%
Financial assets managed
Trust assets managed	$2,771,462	$3,039,998	$2,850,494	$2,691,423	$2,841,111
Broker-dealer assets gathered	2,116,035	2,250,460	2,350,718	2,374,709	2,622,001
Total assets managed	$4,887,497	$5,290,458	$5,201,212	$5,066,132	$5,463,112

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Consolidated Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
Excluding interests on deposits	5.54	2.91x	2.60x	(A)	2.81x
Including interests on deposits	3.03x	1.92x	1.97x	(A)	2.16x

(A) In 2015, earnings were not sufficient to cover preferred stock dividends, and the ratio was less than 1:1. The Company would have had to generate additional earnings of $34 million to achieve a ratio of 1:1 in 2015.

For purposes of computing these consolidated ratios, earnings represent income before income taxes plus fixed charges and amortization of capitalized interest, less interest capitalized. Fixed charges consist of interest expensed and capitalized, amortization of debt issuance costs, and Oriental’s estimate of the interest component of rental expense. The term “preferred stock dividends” is the amount of pre-tax earnings that is required to pay dividends on Oriental’s outstanding preferred stock. As of December 31, 2018, Oriental had noncumulative perpetual preferred stock issued and outstanding amounting to $92.0 million, as follows: (i) Series A amounting to $33.5 million or 1,340,000 shares at a $25 liquidation value; (ii) Series B amounting to $34.5 million or 1,380,000 shares at a $25 liquidation value; and (iii) Series D amounting to $24.0 million or 960,000 shares at a $25 liquidation value. As of December 31, 2017, 2016, 2015, and 2014, Oriental had non-cumulative perpetual preferred stock issued and outstanding amounting to $176.0 million, which included $84.0 million or 84,000 shares of Series C at $1,000 liquidation value, which was converted on October 22, 2018 by Oriental into common shares at a conversion rate of 86.4225.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2018

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

Refer to Note 27 to the consolidated financial statements for information on Oriental’s fair value measurement disclosures required by the applicable accounting standard. At December 31, 2018, 99%, of the assets measured at fair value on a recurring basis used market-based or market-derived valuation methodology and, therefore, were classified as Level 1 or Level 2. Level 2 classified instruments consisted primarily of U.S. Treasury securities, obligations of U.S. Government-sponsored entities, most mortgage-backed securities (“MBS”), and collateralized mortgage obligations (“CMOs”), and derivative instruments.

Trading Account Securities and Investment Securities Available-for-Sale

The majority of the values for trading account securities and investment securities available-for-sale are obtained from third-party pricing services and are validated with alternate pricing sources when available. Securities not priced by a secondary pricing source are documented and validated internally according to their significance for Oriental’s financial statements. Management has established materiality thresholds according to the investment class to monitor and investigate material deviations in prices obtained from the primary pricing service provider and the secondary pricing source used as support for the valuation results. During the year ended December 31, 2018, Oriental did not adjust any prices obtained from pricing service providers.

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

During the year ended December 31, 2018, none of Oriental’s investment securities were subject to pricing discontinuance by the pricing service providers. The pricing methodology and approach of our primary pricing service providers is concluded to be consistent with the fair value measurement guidance.

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

Refer to the MD&A section titled Credit Risk Management, particularly the “Non-performing Assets” sub-section, for a detailed description of Oriental’s non-accruing and charge-off policies by major loan categories.

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

Because the FDIC agreed to reimburse Oriental for losses related to the acquired loans in the FDIC-assisted Eurobank transaction, subject to certain provisions specified in the agreements, an indemnification asset was recorded at fair value at the acquisition date. The indemnification asset was recognized at the same time as the indemnified loans, and was measured on the same basis, subject to collectability or contractual limitations. The shared-loss indemnification asset on the acquisition date reflected the reimbursements expected to be received from the FDIC, using an appropriate discount rate, which reflected counterparty credit risk and other uncertainties. On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC-assisted acquisition.

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

FINANCIAL HIGHLIGHTS

Summary for the fourth quarter of 2018

•         Net income available to shareholders of $23.1 million or $0.45 per fully diluted share compared to the third quarter of 2018 with $19.6 million or $0.42 per share and to the fourth quarter of 2017 with $13.6 million or $0.30 per share.

•           Originated loan growth of 3.0% from the preceding quarter to $3.66 billion, with new loan production of $323.0 million, continuing to exceed $300 million for the fourth consecutive quarter.

•         Strong performance metrics, with net interest margin of 5.26%, return on average assets of 1.50%, return on average tangible common stockholders’ equity of 11.67%, and efficiency ratio of 51.06%.

•         Record total stockholders’ equity of approximately $1 billion, with book value per common share of $17.90, tangible book value per common share of $16.15, and capital metrics at multi-year highs.

•         Common equity increased $84.0 million and preferred dividend payments dropped 53.0% from the preceding quarter with the conversion into common stock of the Series C 8.750% Non-Cumulative Convertible Perpetual Preferred Stock.

•         16.7% increase in the regular quarterly cash dividend per common share to $0.07, resulting in an annualized rate of $0.28 per share.

Summary for the year ended 2018

Oriental achieved strong core growth in 2018 based on the continued success of our strategy of differentiation – providing superior customer service, convenience and technology – coupled with Puerto Rico’s emerging economic rebound.

Oriental’s operational and financial results for the year included the following:

Operationally:

•         originated loans were up 17.3%;

•         average deposits grew 4.3% year over year;

•         average non-interest-bearing deposits were up 25%;

•         customer count expanded 4.6%;

•         NIM increased 5 basis points; and

•         credit quality consistently improved.

Financially:

•         earnings per share increased 73%;

•         return on average assets expanded 47 basis points and return on average tangible common equity increased 431 basis points;

•         converted the Series C preferred into common stock, which significantly boosted stockholders’ equity and enabled Oriental to reduce our payout of preferred dividends;

•         increased Oriental’s quarterly common dividend 17% to 28 cents per share a year; and

•         all capital metrics hit multi-year highs.

Net income available to shareholders of $72.4 million or $1.52 per fully diluted share compared to the year ended 2017 with $38.8 million or $0.88 per share. 2017 included a $32.4 million pre-tax loan loss provision related to hurricanes Irma and Maria.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the years ended December 31, 2018 and 2017:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2018 AND 2017

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$360,419	$345,647	6.02%	5.94%	$5,985,523	$5,818,597
Tax equivalent adjustment	8,003	4,791	0.13%	0.08%	-	-
Interest-earning assets - tax equivalent	368,422	350,438	6.15%	6.02%	5,985,523	5,818,597
Interest-bearing liabilities	44,525	41,475	0.83%	0.79%	5,353,138	5,226,654
Tax equivalent net interest income / spread	323,897	308,963	5.32%	5.23%	632,385	591,943
Tax equivalent interest rate margin			5.45%	5.31%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	32,340	28,607	2.50%	2.28%	1,293,407	1,255,881
Interest bearing cash and money market investments	6,698	4,619	1.95%	1.06%	343,982	436,913
Total investments	39,038	33,226	2.38%	1.96%	1,637,389	1,692,794
Non-acquired loans
Mortgage	35,499	37,465	5.20%	5.37%	683,228	697,873
Commercial	86,734	71,685	5.97%	5.73%	1,452,314	1,251,051
Consumer	42,112	39,133	11.94%	11.99%	352,760	326,482
Auto and leasing	95,805	78,626	9.31%	9.61%	1,029,039	818,155
Total non-acquired loans	260,150	226,909	7.40%	7.33%	3,517,341	3,093,561
Acquired loans:
Acquired BBVAPR
Mortgage	27,248	30,205	5.45%	5.63%	499,874	536,247
Commercial	14,408	20,488	7.54%	8.53%	191,176	240,267
Consumer	2,880	4,534	21.04%	15.98%	13,691	28,375
Auto	3,861	9,726	11.61%	10.72%	33,251	90,698
Total acquired BBVAPR loans	48,397	64,953	6.56%	7.25%	737,992	895,587
Acquired Eurobank	12,834	20,559	13.83%	15.04%	92,801	136,655
Total loans	321,381	312,421	7.39%	7.57%	4,348,134	4,125,803
Total interest-earning assets	360,419	345,647	6.02%	5.94%	5,985,523	5,818,597

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2018	2017	2018	2017	2018	2017
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,496	3,893	0.42%	0.37%	1,079,538	1,059,051
Savings and money market	6,364	5,922	0.52%	0.51%	1,216,635	1,170,800
Time deposits	11,483	11,352	1.13%	1.09%	1,019,062	1,039,034
Total core deposits	22,343	21,167	0.67%	0.65%	3,315,235	3,268,885
Brokered deposits	9,751	8,211	1.97%	1.47%	496,171	557,115
	32,094	29,378	0.84%	0.77%	3,811,406	3,826,000
Non-interest bearing deposits	-	-	0.00%	0.00%	1,075,681	860,287
Core deposit intangible amortization	859	920	0.00%	0.00%	-	-
Total deposits	32,953	30,298	0.67%	0.65%	4,887,087	4,686,287
Borrowings:
Securities sold under agreements to repurchase	7,794	7,223	2.18%	1.80%	357,086	401,070
Advances from FHLB and other borrowings	1,875	2,398	2.57%	2.32%	72,882	103,214
Subordinated capital notes	1,903	1,556	5.28%	4.31%	36,083	36,083
Total borrowings	11,572	11,177	2.48%	2.07%	466,051	540,367
Total interest bearing liabilities	44,525	41,475	0.83%	0.79%	5,353,138	5,226,654
Net interest income / spread	$315,894	$304,172	5.19%	5.15%
Interest rate margin			5.28%	5.23%
Excess of average interest-earning assets over average interest-bearing liabilities					$632,385	$591,943
Average interest-earning assets to average interest-bearing liabilities ratio					111.81%	111.33%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,087)	$6,899	$5,812
Loans	12,878	(3,918)	8,960
Total interest income	11,791	2,981	14,772
Interest Expense:
Deposits	1,298	1,357	2,655
Repurchase agreements	(791)	1,362	571
Other borrowings	(863)	687	(176)
Total interest expense	(356)	3,406	3,050
Net Interest Income	$12,147	$(425)	$11,722

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE YEARS ENDED DECEMBER 31, 2017 AND 2016

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$345,647	$356,592	5.94%	5.74%	$5,818,597	$6,210,003
Tax equivalent adjustment	4,791	4,724	0.08%	0.08%	-	-
Interest-earning assets - tax equivalent	350,438	361,316	6.02%	5.82%	5,818,597	6,210,003
Interest-bearing liabilities	41,475	57,136	0.79%	1.00%	5,226,654	5,703,927
Tax equivalent net interest income / spread	308,963	304,180	5.23%	4.82%	591,943	506,076
Tax equivalent interest rate margin			5.31%	4.90%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	28,607	32,146	2.28%	2.39%	1,255,881	1,346,261
Interest bearing cash and money market investments	4,619	2,501	1.06%	0.52%	436,913	484,586
Total investments	33,226	34,647	1.96%	1.89%	1,692,794	1,830,847
Non-acquired loans
Mortgage	37,465	39,621	5.37%	5.33%	697,873	743,838
Commercial	71,685	63,186	5.73%	4.56%	1,251,051	1,385,421
Consumer	39,133	33,723	11.99%	11.77%	326,482	286,489
Auto and leasing	78,626	69,152	9.61%	9.65%	818,155	716,373
Total non-acquired loans	226,909	205,682	7.33%	6.57%	3,093,561	3,132,121
Acquired loans:
Acquired BBVAPR
Mortgage	30,205	32,833	5.63%	5.60%	536,247	586,100
Commercial	20,488	26,288	8.53%	8.70%	240,267	302,323
Consumer	4,534	5,627	15.98%	16.72%	28,375	33,662
Auto	9,726	21,016	10.72%	11.34%	90,698	185,280
Total acquired BBVAPR loans	64,953	85,764	7.25%	7.74%	895,587	1,107,365
Acquired Eurobank	20,559	30,499	15.04%	21.84%	136,655	139,670
Total loans	312,421	321,945	7.57%	7.35%	4,125,803	4,379,156
Total interest-earning assets	345,647	356,592	5.94%	5.74%	5,818,597	6,210,003

	Interest		Average rate		Average balance
	December	December	December	December	December	December
	2017	2016	2017	2016	2017	2016
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$3,893	$5,086	0.37%	0.42%	$1,059,051	$1,200,394
Savings and money market	5,922	5,441	0.51%	0.49%	1,170,800	1,114,931
Time deposits	11,352	10,582	1.09%	1.06%	1,039,034	999,231
Total core deposits	21,167	21,109	0.65%	0.64%	3,268,885	3,314,556
Brokered deposits	8,211	7,450	1.47%	1.20%	557,115	619,569
	29,378	28,559	0.77%	0.73%	3,826,000	3,934,125
Non-interest bearing deposits	-	-	0.00%	0.00%	860,287	$781,877
Deposits fair value premium amortization	-	(340)	0.00%	0.00%	-	-
Core deposit intangible amortization	920	1,034	0.00%	0.00%	-	-
Total deposits	30,298	29,253	0.65%	0.62%	4,686,287	4,716,002
Borrowings:
Securities sold under agreements to repurchase	7,223	18,805	1.80%	2.83%	401,070	663,845
Advances from FHLB and other borrowings	2,398	6,186	2.32%	2.60%	103,214	238,366
Subordinated capital notes	1,556	2,921	4.31%	3.41%	36,083	85,714
Total borrowings	11,177	27,912	2.07%	2.83%	540,367	987,925
Total interest-bearing liabilities	41,475	57,165	0.79%	1.00%	5,226,654	5,703,927
Net interest income / spread	$304,148	$299,395	5.15%	4.74%
Interest rate margin			5.23%	4.82%
Excess of average interest-earning assets over average interest-bearing liabilities					$591,943	$506,076
Average interest-earning assets to average interest-bearing liabilities ratio					111.33%	108.87%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(2,613)	$1,192	$(1,421)
Loans	(17,868)	8,344	(9,524)
Total interest income	(20,481)	9,536	(10,945)
Interest Expense:
Deposits	(184)	1,229	1,045
Repurchase agreements	(7,444)	(4,138)	(11,582)
Other borrowings	(5,193)	40	(5,153)
Total interest expense	(12,821)	(2,869)	(15,690)
Net Interest Income	$(7,660)	$12,405	$4,745

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

Comparison of the years ended December 31, 2018 and 2017

Net interest income of $315.9 million increased $11.7 million from $304.2 million. Interest rate spread increased 4 basis points to 5.19% from 5.15% and net interest margin increased 5 basis points to 5.28% from 5.23%. These increases are mainly due to the net effect of an increase of 8 basis points in the average yield of total interest-earning assets and an increase of 4 basis point in average cost of interest-bearing liabilities.

Net interest income increased as a result of:

•          Higher interest income from investment of $5.8 million, reflecting an increase in interest rates of $6.8 million, partially offset by a decrease in volume of $944 thousand. Cash and money market investments increased 87 basis points and investments securities increased 22 basis points, both mainly due to higher rates; and

•          Higher interest income from originated loans of $33.5 million, reflecting higher balances in the auto, commercial and consumer portfolios. This increase also reflects higher interest rates in the originated loan portfolio by 7 basis points.

Such increases in net interest income were adversely impacted:

•          A decrease of $24.5 million in the interest income from acquired loans as such loans continue to be repaid, and a decrease of $2.6 million in cost recoveries.

Comparison of years ended December 31, 2017 and 2016

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

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Year Ended December 31,
	2018	2017	Variance
	(Dollars in thousands)
Banking service revenue	$43,638	$39,468	10.6%
Wealth management revenue	25,934	25,790	0.6%
Mortgage banking activities	4,767	4,050	17.7%
Total banking and financial service revenue	74,339	69,308	7.3%
FDIC shared-loss benefit	-	1,403	-100.0%
Net gain on:
Sale of securities available for sale	-	6,896	-100.0%
Derivatives	-	132	-100.0%
Early extinguishment of debt	-	(80)	100.0%
Other non-interest income	5,756	1,028	459.9%
	5,756	9,379	-38.6%
Total non-interest income, net	$80,095	$78,687	1.8%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of years ended December 31, 2018 and 2017

Oriental recorded non-interest income, net, in the amount of $80.1 million, compared to $78.7 million, an increase of 1.8%, or $1.4 million. The net increase in non-interest income was mainly due to:

•          An increase of $4.2 million in banking service revenue, mainly due to higher electronic banking fees from higher transaction volume and sales. Merchant business fees increased $2.1 million and debit card interchange fees increased $2.0 million.

•          An increase of $717 thousand in mortgage banking activities, mainly from higher net servicing fees by $1.1 million due to higher valuation of servicing asset by $931 thousand, related to an increase in price, partially offset by lower gains on loans sold due to lower volume by $364 thousand; and

•          A $5.0 million cash payment received from the Company’s insurance carrier covering hurricane Marias’s impact on Oriental’s operations included in other non-interest income, offset by the sale of $166.0 million mortgage-backed securities at a gain of $6.9 million and the FDIC shared-loss benefit of $1.4 million in 2017.

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

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Year Ended December 31,
	2018	2017	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$76,524	$79,751	-4.0%
Occupancy and equipment	33,084	32,557	1.6%
Electronic banking charges	21,234	19,322	9.9%
Professional and service fees	12,442	12,406	0.3%
Taxes, other than payroll and income taxes	9,017	9,187	-1.9%
Credit related expenses	8,890	7,992	11.2%
Information technology expenses	8,227	8,010	2.7%
Insurance	6,249	5,223	19.6%
Advertising, business promotion, and strategic initiatives	5,084	5,616	-9.5%
Loan servicing and clearing expenses	4,810	4,693	2.5%
Loss on sale of foreclosed real estate and other repossessed assets	4,662	4,634	0.6%
Communication	3,447	3,415	0.9%
Printing, postage, stationery and supplies	2,217	2,437	-9.0%
Director and investor relations	1,089	1,072	1.6%
Other operating expenses	10,105	5,316	90.1%
Total non-interest expenses	$207,081	$201,631	2.7%
Relevant ratios and data:
Efficiency ratio	53.07%	53.99%
Compensation and benefits to non-interest expense	36.95%	39.55%
Compensation to average total assets owned	1.19%	1.27%
Average number of employees	1,392	1,450
Average compensation per employee	$54.97	$55.00
Average loans per average employee	$3,124	$2,846

Non-Interest Expenses

Comparison of years ended December 31, 2018 and 2017

Non-interest expense was $207.1 million, representing an increase of 2.7% compared to $201.6 million.

The increase in non-interest expenses was driven by:

•         Higher other operating expenses by $4.8 million, mainly attributed to an increase in the reasonable estimate accrual of claims and settlements in the broker-dealer subsidiary and to minor repairs to physical assets related to the impact of hurricanes;

•         Higher electronic banking charges by $1.9 million from increased transaction volume;

•         Higher insurance expenses by $1.0 million related to an increase in insurance premiums renewal as a consequence of hurricanes; and

•         Higher credit-related expenses by $898 thousand related to higher legal fees on foreclosed properties and other real estate owned expenses.

The increases in the foregoing non-interest expenses were offset by:

•         Lower compensation and employee benefits by $3.2 million, mainly due to a decrease in the average number of employees.

The efficiency ratio improved from 53.99% to 53.07%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, FDIC shared-loss benefit, losses on the early extinguishment of debt, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the years ended December 31, 2018 and 2017 amounted to $5.8 million and $9.4 million, respectively.

Oriental implemented its disaster response plan as hurricanes Irma and Maria approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security services, property damages mitigation, and emergency communication with customers regarding the status of its banking operations. Estimated losses at December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at December 31, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Oriental received a $1.0 million partial payment from its insurance carrier in December 2017 and a $5.7 million payment during 2018.

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

Provision for Loan and Lease Losses

Comparison of years ended December 31, 2018 and 2017

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the year was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses decreased 50.4%, or $57.0 million, to $56.1 million. The decrease in the provision was mostly due to:

     The hurricanes provision of $32.4 million in 2017;

        A $4.3 million provision in the second quarter of 2017 to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision to increase the general allowance on the remaining municipal loan portfolio; and

        The decrease in acquired loan portfolio provision of $9.2 million, mainly from lower portfolio balances.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Comparison of years ended December 31, 2017 and 2016

Provision for loan and lease losses increased 73.9%, or $48.1 million, to $113.1 million. Oriental was impacted by hurricanes Irma and Maria, which struck the island on September 7, 2017 and September 20, 2017, respectively. Based on our assessment of the facts related to these hurricanes, we increased our provision for loan losses $32.4 million, $17.2 million for originated loans and $15.2 million for acquired loans.

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

Income Taxes

Comparison of years ended December 31, 2018 and 2017

Income tax expense was $48.4 million, compared to $15.4 million, reflecting the effective income tax rate of 33.6% and the net income before income taxes of $132.8 million for 2018. The income tax expense included a non-cash expenses of $4.1 million reflecting the impact of changes required as a result of new Puerto Rico tax reform legislation, which will reduce the corporate income tax rate by 1.5% in 2019 and, therefore, caused Oriental to take a deferred tax asset write-down.

Comparison of years ended December 31, 2017 and 2016

Income tax expense was $15.4 million, compared to $26.0 million, reflecting the effective income tax rate of 22.7% and the net income before income taxes of $68.1 million for 2017, due to higher a proportion of exempt income and income subject to preferential rates.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2018 and 2017.

	Year Ended December 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$320,084	$46	$40,289	$360,419	$-	$360,419
Interest expense	(29,746)	-	(14,779)	(44,525)	-	(44,525)
Net interest income	290,338	46	25,510	315,894	-	315,894
Provision for loan and lease losses	(55,885)	-	(223)	(56,108)	-	(56,108)
Non-interest income	53,592	26,457	46	80,095	-	80,095
Non-interest expenses	(186,460)	(16,440)	(4,181)	(207,081)	-	(207,081)
Intersegment revenue	2,126	-	-	2,126	(2,126)	-
Intersegment expenses	-	(788)	(1,338)	(2,126)	2,126	-
Income before income taxes	$103,711	$9,275	$19,814	$132,800	$-	$132,800
Income tax expense	40,447	3,617	4,326	48,390	-	48,390
Net income	$63,264	$5,658	$15,488	$84,410	$-	$84,410
Total assets	$5,863,067	$25,757	$1,708,455	$7,597,279	$(1,013,927)	$6,583,352

	Year Ended December 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$311,503	$53	$34,091	$345,647	$-	$345,647
Interest expense	(26,308)	-	(15,167)	(41,475)	-	(41,475)
Net interest income	285,195	53	18,924	304,172	-	304,172
Provision for loan and lease losses	(113,108)	-	(31)	(113,139)	-	(113,139)
Non-interest income (loss)	45,102	26,069	7,516	78,687	-	78,687
Non-interest expenses	(184,567)	(13,486)	(3,578)	(201,631)	-	(201,631)
Intersegment revenue	1,604	-	748	2,352	(2,352)	-
Intersegment expenses	(748)	(1,137)	(467)	(2,352)	2,352	-
Income before income taxes	$33,478	$11,499	$23,112	$68,089	$-	$68,089
Income tax expense (benefit)	13,057	4,485	(2,099)	15,443	-	15,443
Net income	$20,421	$7,014	$25,211	$52,646	$-	$52,646
Total assets	$5,597,077	$25,980	$1,536,417	$7,159,474	$(970,421)	$6,189,053

	Year Ended December 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$321,868	$65	$34,659	$356,592	$-	$356,592
Interest expense	(27,838)	-	(29,327)	(57,165)	-	(57,165)
Net interest income	294,030	65	5,332	299,427	-	299,427
Provision for loan and lease losses	(65,076)	-	-	(65,076)	-	(65,076)
Non-interest income	35,587	26,788	4,444	66,819	-	66,819
Non-interest expenses	(193,156)	(17,443)	(5,391)	(215,990)	-	(215,990)
Intersegment revenue	1,521	-	883	2,404	(2,404)	-
Intersegment expenses	(883)	(1,108)	(413)	(2,404)	2,404	-
Income before income taxes	$72,023	$8,302	$4,855	$85,180	$-	$85,180
Income tax expense (benefit)	28,089	3,238	(5,333)	25,994	-	25,994
Net income	$43,934	$5,064	$10,188	$59,186	$-	$59,186
Total assets	$5,584,866	$23,315	$1,837,514	$7,445,695	$(943,871)	$6,501,824

Comparison of years ended December 31, 2018 and 2017

Banking

Oriental's banking segment net income before taxes increased $64.2 million from $39.5 million to $103.7 million, mainly reflecting:

•         The special provision for loan and lease losses of $32.4 million related to hurricanes Irma and Maria in 2017;

•         A $4.3 million provision in the second quarter of 2017 to charge-off the loss on sale of a loan to a Puerto Rico government municipality and a $5.9 million provision to increase the general allowance on the remaining municipal loan portfolio;

•         A decrease in acquired loan portfolio provision of $9.2 million, mainly from lower portfolio balances.

•          A $5.0 million cash payment received from the Company’s insurance carrier covering hurricane Marias’s impact on Oriental’s operations included in other non-interest income.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased $1.4 million to $5.7 million due to higher non-interest expenses by $3.0 million, mainly driven from the increase in the reasonable estimate accrual of claims and settlements in the broker-dealer subsidiary by $4.2 million.

Treasury

Treasury segment net income before taxes decreased $1.6 million from $21.4 million to $19.8 million, reflecting:

•          The sale of $166.0 million in mortgage-backed securities during the second quarter of 2017, which generated a gain of $6.9 million.

Such decrease was partially offset by:

•         Higher interest income from investment by $5.8 million, reflecting an increase in interest rates of $6.8 million, partially offset by a decrease in volume of $944 thousand.

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

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At December 31, 2018, Oriental’s total assets amounted to $6.583 billion representing an increase of 6.4% when compared to $6.189 billion at December 31, 2017. This increase is attributable to an increase in the loans and investments portfolios of $375.3 million and $113.6 million, respectively, partially offset by a decrease in cash and cash equivalents of $38.2 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At December 31, 2018, Oriental’s loan portfolio increased 9.3%. Loan production during 2018, reached $1.411 billion compared to $917.8 million a year ago, a 53.8% increase. The non-acquired loan portfolio increased $540.2 million from December 31, 2017 to $3.745 billion at December 31, 2018. From December 31, 2017, the BBVAPR acquired loan portfolio decreased $149.4 million to $676.5 million and the Eurobank acquired loan portfolio decreased $12.2 million to $87.1 million at December 31, 2018.

Oriental's investment portfolio increased 9.7% to $1.280 billion at December 31, 2018, mainly attributed to the purchase of $272.1 million mortgage-backed securities available-for-sale and retained securitized GNMA pools totaling $74.1 million, partially offset by maturities and paydowns in the investment available-for-sale portfolio of $138.5 million and in the investment securities held-to-maturity portfolio of $77.6 million during the year ended December 31, 2018.

Cash and cash equivalents decreased 7.9% to $447.0 million, mainly attributed to funding of new loans.

Accrued interest receivable resulting from Oriental’s loan payment moratoriums after hurricanes Irma and Maria have decreased from December 31, 2017, as such moratoriums have expired. Some of these accrued interests is payable upon maturity of the loan.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At December 31, 2018, total assets managed by Oriental’s trust division and OPC amounted to $2.771 billion, compared to $3.040 billion at December 31, 2017. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At December 31, 2018, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.116 billion, compared to $2.250 billion at December 31, 2017. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of December 31, 2018, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2018, based on its annual goodwill impairment test, Oriental determined that both units passed step one of the two-step impairment test. As a result of step one, the fair value of both units exceeded its adjusted net book value. Accordingly, Oriental determined that the carrying value of the goodwill allocated to the Banking unit and Wealth Management was not impaired as of the valuation date.

FDIC Indemnification Asset

On February 6, 2017, the Bank and the FDIC agreed to terminate the single family and commercial shared-loss agreements related to the FDIC-assisted acquisition of Eurobank on April 30, 2010. As part of the loss share termination transaction, the Bank made a payment of $10.1 million to the FDIC and recorded a net benefit of $1.4 million. Such termination payment took into account the anticipated reimbursements over the life of the shared-loss agreements and the true-up payment liability of the Bank anticipated at the end of the ten-year term of the single family shared-loss agreement. All rights and obligations of the parties under the shared-loss agreements terminated as of the closing date of the agreement.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	December 31		Variance
	2018	2017	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$978,071	$887,779	10.2%
Obligations of US government-sponsored agencies	2,265	2,879	-21.3%
US Treasury securities	10,805	10,163	6.3%
CMOs issued by US government-sponsored agencies	64,064	80,071	-20.0%
GNMA certificates	210,169	167,338	25.6%
Puerto Rico government and public instrumentalities	-	2,093	-100.0%
FHLB stock	12,644	13,995	-9.7%
Other debt securities	1,222	1,538	-20.5%
Other investments	364	194	87.6%
Total investments	1,279,604	1,166,050	9.7%
Loans	4,431,594	4,056,329	9.3%
Total investments and loans	5,711,198	5,222,379	9.4%
Other assets:
Cash and due from banks (including restricted cash)	445,133	481,212	-7.5%
Money market investments	4,930	7,021	-29.8%
Foreclosed real estate	33,768	44,174	-23.6%
Accrued interest receivable	34,254	49,969	-31.4%
Deferred tax asset, net	113,763	127,421	-10.7%
Premises and equipment, net	68,892	67,860	1.5%
Servicing assets	10,716	9,821	9.1%
Derivative assets	347	771	-55.0%
Goodwill	86,069	86,069	0.0%
Other assets and customers' liability on acceptances	74,282	92,356	-19.6%
Total other assets	872,154	966,674	-9.8%
Total assets	$6,583,352	$6,189,053	6.4%
Investment portfolio composition:
FNMA and FHLMC certificates	76.5%	76.1%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	0.8%	0.9%
CMOs issued by US government-sponsored agencies	5.0%	6.9%
GNMA certificates	16.4%	14.4%
Puerto Rico government and public instrumentalities	0.0%	0.2%
FHLB stock	1.0%	1.2%
Other debt securities and other investments	0.1%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	December 31		Variance
	2018	2017	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$668,809	$683,607	-2.2%
Commercial	1,597,588	1,307,261	22.2%
Consumer	348,980	330,039	5.7%
Auto and leasing	1,129,695	883,985	27.8%
	3,745,072	3,204,892	16.9%
Allowance for loan and lease losses on originated and other loans and leases	(95,188)	(92,718)	2.7%
	3,649,884	3,112,174	17.3%
Deferred loan costs, net	7,740	6,695	15.6%
Total originated and other loans held for investment, net	3,657,624	3,118,869	17.3%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,546	4,380	-41.9%
Consumer	23,988	28,915	-17.0%
Auto	4,435	21,969	-79.8%
	30,969	55,264	-44.0%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(2,062)	(3,862)	-46.6%
	28,907	51,402	-43.8%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	492,890	532,053	-7.4%
Commercial	182,319	243,092	-25.0%
Consumer	-	1,431	-100.0%
Auto	14,403	43,696	-67.0%
	689,612	820,272	-15.9%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(42,010)	(45,755)	-8.2%
	647,602	774,517	-16.4%
Total acquired BBVAPR loans, net	676,509	825,919	-18.1%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	63,392	69,538	-8.8%
Commercial	47,826	53,793	-11.1%
Consumer	846	1,112	-23.9%
	112,064	124,443	-9.9%
Allowance for loan and lease losses on Eurobank loans	(24,971)	(25,174)	-0.8%
Total acquired Eurobank loans, net	87,093	99,269	-12.3%
Total acquired loans, net	763,602	925,188	-17.5%
Total held for investment, net	4,421,226	4,044,057	9.3%
Mortgage loans held for sale	10,368	12,272	-15.5%
Total loans, net	$4,431,594	$4,056,329	9.3%

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

As shown in Table 5 above, total loans, net, amounted to $4.432 billion at December 31, 2018 and $4.056 billion at December 31, 2017. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $668.8 million (17.9% of the gross originated loan portfolio) compared to $683.6 million (21.3% of the gross originated loan portfolio) at December 31, 2017. Mortgage loan production totaled $119.7 million for 2018, which represents a decrease of 13.1% from $137.8 million for the same periods in 2017. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $19.7 million and $8.3 million at December 31, 2018 and December 31, 2017, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.598 billion (42.7% of the gross originated loan portfolio) compared to $1.307 billion (40.8% of the gross originated loan portfolio) at December 31, 2017. Commercial loan production, including the U.S. loan program production of $236.1 million, increased 101.1% to $603.5 million for 2018, from $300.2 million for the same period in 2017.

•         Consumer loan portfolio amounted to $349.0 million (9.3% of the gross originated loan portfolio) compared to $330.0 million (10.3% of the gross originated loan portfolio) at December 31, 2017. Consumer loan production increased 10.9% to $164.9 million for 2018 from $148.6 million when compared to the same period in 2017.

•         Auto and leasing portfolio amounted to $1.130 billion (30.1% of the gross originated loan portfolio) compared to $884.0 million (27.6% of the gross originated loan portfolio) at December 31, 2017. Auto production increased by 58.0% to $523.4 million for 2018, compared to $331.2 million for the same period in 2017.

The following table summarizes the remaining contractual maturities of Oriental’s total gross non-covered loans, excluding loans accounted for under ASC 310-30, segmented to reflect cash flows as of December 31, 2018.  Contractual maturities do not necessarily reflect the period of resolution of a loan, considering prepayments.

		Maturities
		One Year or Less	From One to
			Five Years		After Five Years
	Balance Outstanding at December 31, 2018		Fixed Interest Rates	Variable Interest Rates	Fixed Interest Rates	Variable Interest Rates
	(In thousands)
Originated and other loans:
Mortgage	$668,809	$2,771	$11,608	$-	$654,430	$-
Commercial	1,597,588	972,012	584,996	-	40,580	-
Consumer	348,980	37,017	241,454	-	70,509	-
Auto and leasing	1,129,695	11,044	467,136	-	651,515	-
Total	$3,745,072	$1,022,844	$1,305,194	$-	$1,417,034	$-

Acquired loans accounted under ASC 310-20
Commercial	$1,510	$1,510	$-	$-	$-	$-
Commercial secured by real estate	1,036	941	95	-	-	-
Consumer	23,988	23,988	-	-	-	-
Auto	4,435	4,106	329	-	-	-
Total	$30,969	$30,545	$424	$-	$-	$-

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	December 31, 2018
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$8,970	$324	3.61%	$7,977	$328	4.11%	$56,217	$1,183	2.10%
90 - 119 days	49	7	14.29%	-	-	0.00%	1,955	37	1.89%
120 - 179 days	67	9	13.43%	-	-	0.00%	991	79	7.97%
180 - 364 days	164	30	18.29%	441	86	19.50%	1,964	135	6.87%
365+ days	232	33	14.22%	1,465	283	19.32%	8,081	569	7.04%
Total	$9,482	$403	4.25%	$9,883	$697	7.05%	$69,208	$2,003	2.89%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.25%			0.26%			1.83%
Refinanced or Modified Loans:
Amount	$2,274	$273	12.01%	$511	$61	11.94%	$15,807	$1,254	7.93%
Percentage of Higher-Risk Loan Category	23.98%			5.17%			22.84%
Loan-to-Value Ratio:
Under 70%	$6,321	$260	4.11%	$1,199	$43	3.59%	$-	$-	-
70% - 79%	1,366	79	5.78%	2,194	112	5.10%	-	-	-
80% - 89%	998	5	0.50%	3,208	232	7.23%	-	-	-
90% and over	797	59	7.40%	3,282	310	9.45%	69,208	2,003	2.89%
	$9,482	$403	4.25%	$9,883	$697	7.05%	$69,208	$2,003	2.89%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Deposits from the Puerto Rico government totaled $207.4 million at December 31, 2018. The following table includes the maturities of Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

December 31, 2018
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Municipalities	$135,871	$18,567	$73,451	$43,853

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

At December 31, 2018, Oriental’s allowance for loan and lease losses amounted to $164.2 million, a $3.3 million decrease from $167.5 million at December 31, 2017.

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

During 2018, Oriental continued its monitoring process of the performance of those affected borrowers. As additional information became available, it was incorporated into the allowance framework.

At December 31, 2018 and 2017, Oriental's ALLL incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At December 31, 2018 and 2017, Oriental had $119.7 million and $99.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At December 31, 2018 and 2017, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $112.9 million and $109.2 million, respectively.

At December 31, 2018 and 2017, loans that are current in their monthly payments, but placed in non-accrual amounted to $21.2 million and $20.1 million, respectively. During 2018, a $8.7 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration after the hurricanes.

Delinquent residential mortgage loans insured or guaranteed under applicable FHA and VA programs are classified as non-performing loans when they become 90 days or more past due, but are not placed in non-accrual status until they become 12 months or more past due, since they are insured loans. Therefore, these loans are included as non-performing loans but excluded from non-accrual loans.

Acquired loans with credit deterioration are considered to be performing due to the application of the accretion method under ASC 310-30, in which these loans will accrete interest income over their remaining life using estimated cash flow analyses. Credit related decreases in expected cash flows, compared to those previously forecasted are recognized by recording a provision for credit losses on these loans when it is probable that all cash flows expected at acquisition will not be collected.

Following hurricanes Irma and Maria, Oriental offered automatic payment deferrals and 90-day extensions for most loan categories. All of these payment moratoriums expired during the first quarters of 2018 with most credit metrics better than, or returned to, pre-hurricane levels.

At December 31, 2018, Oriental’s non-performing assets increased by 3.0% to $161.3 million (2.76% of total assets, excluding acquired loans with deteriorated credit quality) from $156.7 million (2.95% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2017. Foreclosed real estate and other repossessed assets amounting to $33.8 million and $3.0 million, respectively, at December 31, 2018, and $44.2 million and $3.5 million, respectively, at December 31, 2017, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At December 31, 2018, the allowance coverage ratio for originated loan and lease losses to non-performing loans was 77.38% (87.35% at December 31, 2017).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At December 31, 2018, Oriental’s originated non-performing mortgage loans totaled $63.7 million (51.1% of Oriental’s non-performing loans), a 0.6% decrease from $64.1 million (58.7% of Oriental’s non-performing loans) at December 31, 2017.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At December 31, 2018, Oriental’s originated non-performing commercial loans amounted to $42.5 million (34.1% of Oriental’s non-performing loans), a 20.4% increase from $35.3 million at December 31, 2017 (32.4% of Oriental’s non-performing loans). This increase is mainly from a $8.7 million loan that is current in its monthly payments but was placed in non-accrual during 2018 due to credit deterioration after the hurricanes.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At December 31, 2018, Oriental’s originated non-performing consumer loans amounted to $3.4 million (2.7% of Oriental’s non-performing loans), a 30.4% increase from $2.6 million at December 31, 2017 (2.4% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At December 31, 2018, Oriental’s originated non-performing auto loans and leases amounted to $13.5 million (10.8% of Oriental’s total non-performing loans), an increase of 218.9% from $4.2 million at December 31, 2017 (3.9% of Oriental’s total non-performing loans), mainly due to higher balance in the portfolio.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$19,783	$20,439	-3.2%
Commercial	30,326	30,258	0.2%
Consumer	15,571	16,454	-5.4%
Auto and leasing	29,508	25,567	15.4%
Total allowance balance	$95,188	$92,718	2.7%
Allowance composition:
Mortgage	20.8%	22.0%	-5.7%
Commercial	31.9%	32.6%	-2.3%
Consumer	16.4%	17.8%	-7.8%
Auto and leasing	31.0%	27.6%	12.4%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.96%	2.99%	-1.0%
Commercial	1.90%	2.31%	-17.7%
Consumer	4.46%	4.99%	-10.6%
Auto and leasing	2.61%	2.89%	-9.7%
Total allowance to total originated loans	2.54%	2.89%	-12.1%
Allowance coverage ratio to non-performing loans:
Mortgage	31.05%	31.89%	-2.6%
Commercial	71.43%	85.83%	-16.8%
Consumer	464.25%	639.74%	-27.4%
Auto and leasing	218.67%	604.14%	-63.8%
Total	77.38%	87.35%	-11.4%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$22	$42	-47.6%
Consumer	1,905	3,225	-40.9%
Auto	135	595	-77.3%
Total allowance balance	$2,062	$3,862	-46.6%
Allowance composition:
Commercial	1.1%	1.09%	-1.8%
Consumer	92.4%	83.50%	10.6%
Auto	6.6%	15.41%	-57.5%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.86%	0.96%	-10.4%
Consumer	7.94%	11.15%	-28.8%
Auto	3.04%	2.71%	12.2%
Total allowance to total acquired loans	6.66%	6.99%	-4.7%
Allowance coverage ratio to non-performing loans:
Commercial	2.32%	3.31%	-29.9%
Consumer	478.64%	238.01%	101.1%
Auto	67.50%	332.40%	-79.7%
Total	133.20%	137.73%	-3.3%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,225	$14,085	8.1%
Commercial	20,641	23,691	-12.9%
Consumer	-	18	-100.0%
Auto	6,144	7,961	-22.8%
Total allowance balance	$42,010	$45,755	-8.2%
Allowance composition:
Mortgage	36.2%	30.8%	17.7%
Commercial	49.1%	51.8%	-5.1%
Consumer	0.0%	0.0%	-100.0%
Auto	14.6%	17.4%	-15.9%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,382	$15,187	1.3%
Commercial	9,585	9,983	-4.0%
Consumer	4	4	0.0%
Total allowance balance	$24,971	$25,174	-0.8%
Allowance composition:
Mortgage	61.6%	60.3%	2.1%
Commercial	38.4%	39.7%	-3.2%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Year Ended December 31,
			Variance
	2018	2017	%	2016
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of year	$92,718	$59,300	56.4%	$112,626
Provision for loan and lease losses	52,061	79,885	-34.8%	45,058
Charge-offs	(72,393)	(61,856)	17.0%	(112,497)
Recoveries	22,802	15,389	48.2%	14,113
Balance at end of year	$95,188	$92,718	2.7%	$59,300
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of year	$3,862	$4,300	-10.2%	$5,542
Provision (recapture) for loan and lease losses	(297)	1,847	-116.1%	2,255
Charge-offs	(2,837)	(4,156)	-31.7%	(5,816)
Recoveries	1,334	1,871	-28.7%	2,319
Balance at end of year	$2,062	$3,862	-46.6%	$4,300
Acquired loans accounted for under ASC 310-30:
Balance at beginning of year	$45,755	$31,056	47.3%	$25,785
Provision for loan and lease losses	1,786	24,681	-92.8%	15,508
Loan pools fully charged off	-	-	0.0%	(282)
Allowance de-recognition	(5,531)	(9,982)	-44.6%	(9,955)
Balance at end of year	$42,010	$45,755	-8.2%	$31,056

Eurobank loans
Balance at beginning of year	$25,174	$21,281	18.3%	$90,178
Provision for loan and lease losses	2,567	6,725	-61.8%	2,255
Loan pools fully charged off	-	-	0.0%	(134)
FDIC shared-loss portion on recapture of loan and lease losses	-	-	0.0%	3,391
Allowance de-recognition	(2,770)	(2,832)	-2.2%	(74,409)
Balance at end of year	$24,971	$25,174	-0.8%	$21,281

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Year Ended December 31,
			Variance
	2018	2017	%	2016
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(5,297)	$(6,623)	-20.0%	$(6,767)
Recoveries	1,047	585	79.0%	330
Total	(4,250)	(6,038)	-29.6%	(6,437)
Commercial
Charge-offs	(6,782)	(7,684)	-11.7%	(62,445)
Recoveries	654	1,281	-48.9%	460
Total	(6,128)	(6,403)	-4.3%	(61,985)
Consumer
Charge-offs	(17,629)	(13,641)	29.2%	(11,554)
Recoveries	1,757	1,209	45.3%	452
Total	(15,872)	(12,432)	27.7%	(11,102)
Auto
Charge-offs	(42,685)	(33,908)	25.9%	(31,731)
Recoveries	19,344	12,314	57.1%	12,871
Total	(23,341)	(21,594)	8.1%	(18,860)
Net credit losses
Total charge-offs	(72,393)	(61,856)	17.0%	(112,497)
Total recoveries	22,802	15,389	48.2%	14,113
Total	$(49,591)	$(46,467)	6.7%	$(98,384)
Net credit losses to average loans outstanding:
Mortgage	0.62%	0.85%	-27.1%	0.87%
Commercial	0.42%	0.51%	-17.6%	4.47%
Consumer	4.50%	3.81%	18.2%	4.39%
Auto	2.27%	2.63%	-13.8%	2.63%
Total	1.41%	1.49%	-5.6%	3.18%
Recoveries to charge-offs	31.50%	24.88%	26.6%	12.55%
Average originated loans:
Mortgage	$683,228	709,933	-3.8%	754,732
Commercial	1,452,314	1,255,645	15.7%	1,388,424
Consumer	352,760	326,482	8.0%	286,489
Auto	1,029,039	819,863	25.5%	717,913
Total	$3,517,341	$3,111,923	13.0%	$$3,147,558

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Year Ended December 31,
			Variance
	2018	2017	%	2016
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(6)	$(132)	-95.5%	(42)
Recoveries	23	5	360.0%	73
Total	17	(127)	-113.4%	31
Consumer
Charge-offs	(2,459)	(3,048)	-19.3%	(3,619)
Recoveries	480	446	7.6%	301
Total	(1,979)	(2,602)	-23.9%	(3,318)
Auto
Charge-offs	(372)	(976)	-61.9%	(2,155)
Recoveries	831	1,420	-41.5%	1,945
Total	459	444	3.4%	(210)
Net credit losses
Total charge-offs	(2,837)	(4,156)	-31.7%	(5,816)
Total recoveries	1,334	1,871	-28.7%	2,319
Total	$(1,503)	$(2,285)	-34.2%	(3,497)
Net credit losses to average loans outstanding:
Commercial	-5.69%	32.82%	-117.3%	-5.78%
Consumer	3.66%	4.49%	-18.4%	5.55%
Auto	-2.14%	-1.15%	86.0%	0.28%
Total	1.98%	2.36%	-15.9%	2.60%
Recoveries to charge-offs	47.02%	45.02%	4.4%	39.87%
Average loans accounted for under ASC 310-20:
Commercial	$299	387	-22.7%	536
Consumer	54,061	57,971	-6.7%	59,772
Auto	21,448	38,587	-44.4%	74,431
Total	$75,808	$96,945	-21.8%	134,739

TABLE 11 — NON-PERFORMING ASSETS

	December 31,		Variance
	2018	2017	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$41,679	$25,354	64.4%
Other loans	78,047	74,360	5.0%
Accruing loans
Troubled-Debt Restructuring loans	4,302	6,704	-35.8%
Other loans	541	2,528	-78.6%
Total non-performing loans	$124,569	$108,946	14.3%
Foreclosed real estate	33,768	44,174	-23.6%
Other repossessed assets	2,986	3,548	-15.8%
	$161,323	$156,668	3.0%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.76%	2.95%	-6.4%
Non-performing assets to total capital	16.13%	16.58%	-2.7%

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$3,338	$3,181	2,917

TABLE 12 — NON-PERFORMING LOANS

	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$63,717	$64,085	-0.6%
Commercial	42,456	35,253	20.4%
Consumer	3,354	2,572	30.4%
Auto and leasing	13,494	4,232	218.9%
	123,021	106,142	15.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	950	1,270	-25.2%
Consumer	398	1,355	-70.6%
Auto	200	179	11.7%
	1,548	2,804	-44.8%
Total	$124,569	$108,946	14.3%
Non-performing loans composition percentages:
Originated loans
Mortgage	51.1%	58.7%
Commercial	34.1%	32.4%
Consumer	2.7%	2.4%
Auto and leasing	10.8%	3.9%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.8%	1.2%
Consumer	0.3%	1.2%
Auto	0.2%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.30%	3.34%	-1.2%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.13%	2.05%	3.9%
Total capital	12.46%	11.53%	8.1%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.16%	1.15%	0.87%
Non-performing loans	35.30%	34.49%	2.3%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	59.20%	57.69%	2.6%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	120.67%	134.26%	-10.1%

TABLE 13 - ACTIVITY OF FDIC INDEMNIFICATION ASSET

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
FDIC indemnification asset:
Balance at beginning of period	$-	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	-	(1,573)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	-	3,391
FDIC indemnification asset benefit (expense)	-	1,403	(8,040)
Net expenses incurred under shared-loss agreements	-	-	(1,966)
Shared-loss termination settlement	-	(15,814)	-
Balance at end of period	$-	$-	14,411

TABLE 14 - ACTIVITY IN THE REMAINING FDIC INDEMNIFICATION ASSET DISCOUNT

	Year Ended December 31
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$-	$8,670	$4,814
Amortization of negative discount	-	-	(8,040)
Impact of lower projected losses	-	-	11,896
Shared-loss termination	-	(8,670)	-
Balance at end of year	$-	$-	$8,670

TABLE 15 - LIABILITIES SUMMARY AND COMPOSITION
	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,105,324	$969,525	14.0%
NOW accounts	1,086,447	1,069,572	1.6%
Savings and money market accounts	1,212,260	1,251,396	-3.1%
Certificates of deposit	1,501,002	1,507,101	-0.4%
Total deposits	4,905,033	4,797,594	2.2%
Accrued interest payable	3,082	1,888	63.2%
Total deposits and accrued interest payable	4,908,115	4,799,482	2.3%
Borrowings:
Securities sold under agreements to repurchase	455,508	192,869	136.2%
Advances from FHLB	77,620	99,643	-22.1%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	1,214	153	693.5%
Total borrowings	570,425	328,748	73.5%
Total deposits and borrowings	5,478,540	5,128,230	6.8%

Other Liabilities:
Derivative liabilities	333	1,281	-74.0%
Acceptances outstanding	16,937	27,644	-38.7%
Other liabilities	87,665	86,791	1.0%
Total liabilities	$5,583,475	$5,243,946	6.5%
Deposits portfolio composition percentages:
Non-interest bearing deposits	22.5%	20.2%
NOW accounts	22.1%	22.3%
Savings and money market accounts	24.7%	26.1%
Certificates of deposit	30.7%	31.4%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	79.9%	58.7%
Advances from FHLB	13.6%	30.3%
Other term notes	0.2%	0.0%
Subordinated capital notes	6.3%	11.0%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$454,723	$192,500
Daily average outstanding balance	$357,086	$393,133
Maximum outstanding balance at any month-end	$457,053	$606,210

Liabilities and Funding Sources

As shown in Table 15 above, at December 31, 2018, Oriental’s total liabilities were $5.583 billion, 6.5% more than the $5.244 billion reported at December 31, 2017. Deposits and borrowings, Oriental’s funding sources, amounted to $5.479 billion at December 31, 2018 versus $5.128 billion at December 31, 2017, a 6.8% increase.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At December 31, 2018, borrowings amounted to $570.4 million, representing an increase of 73.5% when compared with the $328.7 million reported at December 31, 2017. The increase in borrowings reflects:

•          An increase of $262.2 million in new repurchase agreements used for the purchase of investment securities during the year ended December 31, 2018; and

•          A decrease of $21.9 million in advances from the FHLB-NY attributable to $68.1 million of new advances, offset by the maturing of $90.0 million of advances that were not renewed.

At December 31, 2018, deposits represented 88% and borrowings represented 12% of interest-bearing liabilities. At December 31, 2018, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.908 billion, an increase of 2.3% from $4.798 billion at December 31, 2017.

Stockholders’ Equity

At December 31, 2018, Oriental’s total stockholders’ equity was $999.9 million, a 5.8% increase when compared to $945.1 million at December 31, 2017. This increase in stockholders’ equity reflects increases in retained earnings of $52.2 million, legal surplus of $8.7 million, reduction in treasury stock, at cost, of $869 thousand, partially offset by a decrease in accumulated other comprehensive loss, net of tax of $8.0 million. Book value per share was $17.90 at December 31, 2018 compared to $17.73 at December 31, 2017.

From December 31, 2017 to December 31, 2018, tangible common equity to total assets increased from 11.12% to 12.59%, leverage capital ratio increased from 13.92% to 14.22%, common equity tier 1 capital ratio increased from 14.59% to 16.78%, tier 1 risk-based capital ratio increased from 19.05% to 19.20%, and total risk-based capital ratio increased from 20.34% to 20.48%. The increase in these ratios reflect an increase of $54.8 million in total capital.

On October 22, 2018, Oriental announced the mandatory conversion of its Series C Preferred Stock into common stock. Each share of Series C Preferred Stock was converted into 86.4225 shares of common stock.  There were 84,000 shares of Series C Preferred Stock outstanding, all of which were converted to common.  Upon conversion, the Series C Preferred Stock is no longer outstanding and all rights with respect to the Series C Preferred Stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C Preferred Stock and any required cash-in-lieu of fractional shares.

Capital Rules to Implement Basel III Capital Requirements

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of December 31, 2018, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of December 31, 2018 and December 31, 2017, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at December 31, 2018 and December 31, 2017:

TABLE 16 — CAPITAL, DIVIDENDS AND STOCK DATA
	December 31,		Variance
	2018	2017	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$999,877	$945,107	5.8%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	16.78%	14.59%	15.0%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$811,707	644,804	25.9%
Minimum common equity tier 1 capital required	$217,675	198,930	9.4%
Minimum capital conservation buffer required	$90,698	55,258	64.1%
Excess over regulatory requirement	$503,334	390,615	28.9%
Risk-weighted assets	$4,837,214	4,420,667	9.4%
Tier 1 risk-based capital ratio	19.20%	19.05%	0.8%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$928,577	$842,133	10.3%
Minimum tier 1 risk-based capital required	$290,233	$265,240	9.4%
Excess over regulatory requirement	$638,344	$576,893	10.7%
Risk-weighted assets	$4,837,214	$4,420,667	9.4%
Total risk-based capital ratio	20.48%	20.34%	0.7%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$990,499	$899,258	10.1%
Minimum total risk-based capital required	$386,977	$353,653	9.4%
Excess over regulatory requirement	$603,522	$545,604	10.6%
Risk-weighted assets	$4,837,214	$4,420,667	9.4%
Leverage capital ratio	14.22%	13.92%	2.2%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$928,577	$842,133	10.3%
Minimum tier 1 capital required	$261,125	$242,057	7.9%
Excess over regulatory requirement	$667,452	$600,076	11.2%
Tangible common equity to total assets	12.59%	11.12%	13.2%
Tangible common equity to risk-weighted assets	17.13%	15.57%	10.0%
Total equity to total assets	15.19%	15.27%	-0.5%
Total equity to risk-weighted assets	20.67%	21.38%	-3.3%
Stock data:
Outstanding common shares	51,293,924	43,947,442	16.7%
Book value per common share	$17.90	$17.73	0.9%
Tangible book value per common share	$16.15	$15.67	3.1%
Market price at end of period	$16.46	$9.40	75.1%
Market capitalization at end of period	$844,298	$413,106	104.4%

	Year Ended December 31,
			Variance
	2018	2017	%	2016
	(Dollars in thousands)
Common dividend data:
Cash dividends declared	$11,511	$10,553	9.1%	$10,544
Cash dividends declared per share	$0.25	$0.24	4.2%	$0.24
Payout ratio	16.45%	27.91%	-41.1%	23.30%
Dividend yield	1.52%	2.55%	-40.4%	1.83%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at December 31, 2018, and 2017:

	December 31,
	2018	2017
	(In thousands, except share or per share information)
Total stockholders' equity	$999,877	$945,107
Preferred stock	(92,000)	(176,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,480)	(3,339)
Customer relationship intangible	(888)	(1,348)
Total tangible common equity (non-GAAP)	$828,570	$688,481
Total assets	6,583,352	6,189,053
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,480)	(3,339)
Customer relationship intangible	(888)	(1,348)
Total tangible assets	$6,493,915	$6,098,297
Tangible common equity to tangible assets	12.76%	11.29%
Common shares outstanding at end of period	51,293,924	43,947,442
Tangible book value per common share	$16.15	$15.67

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$811,707	$644,804	25.9%
Additional tier 1 capital	116,870	197,329	-40.8%
Tier 1 capital	928,577	842,133	10.3%
Additional Tier 2 capital	61,922	57,125	8.4%
Total risk-based capital	$990,499	$899,258	10.1%
Risk-weighted assets:
Balance sheet items	$4,641,998	$4,249,042	9.2%
Off-balance sheet items	195,216	171,625	13.7%
Total risk-weighted assets	$4,837,214	$4,420,667	9.4%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	16.78%	14.59%	15.0%
Tier 1 capital (minimum required - 6%)	19.20%	19.05%	0.8%
Total capital (minimum required - 8%)	20.48%	20.34%	0.7%
Leverage ratio (minimum required - 4%)	14.22%	13.92%	2.2%
Equity to assets	15.19%	15.27%	-0.5%
Tangible common equity to assets	12.59%	11.12%	13.2%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at December 31, 2018 and 2017:

	December 31,		Variance
	2018	2017	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.40%	18.63%	-1.2%
Actual common equity tier 1 capital	$887,918	$822,776	7.9%
Minimum capital requirement (4.5%)	$217,120	$198,712	9.3%
Minimum capital conservation buffer requirement (1.875% at December 31, 2018 - 1.25% at December 31, 2017)	$90,467	$55,198	63.9%
Minimum to be well capitalized (6.5%)	$313,618	$287,028	9.3%
Tier 1 Capital to Risk-Weighted Assets	18.40%	18.63%	-1.2%
Actual tier 1 risk-based capital	$887,918	$822,776	7.9%
Minimum capital requirement (6%)	$289,494	$264,949	9.3%
Minimum to be well capitalized (8%)	$385,992	$353,265	9.3%
Total Capital to Risk-Weighted Assets	19.68%	19.92%	-1.2%
Actual total risk-based capital	$949,596	$879,648	8.0%
Minimum capital requirement (8%)	$385,992	$353,265	9.3%
Minimum to be well capitalized (10%)	$482,490	$441,581	9.3%
Total Tier 1 Capital to Average Total Assets	13.68%	13.63%	0.4%
Actual tier 1 capital	$887,918	$822,776	7.9%
Minimum capital requirement (4%)	$259,547	$241,417	7.5%
Minimum to be well capitalized (5%)	$324,434	$301,771	7.5%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At December 31, 2018 and 2017, Oriental’s market capitalization for its outstanding common stock was $844.3 million ($16.46 per share) and $413.1 million ($9.40 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06
2016
December 31, 2016	$14.30	$9.56	$0.06
September 30, 2016	$11.09	$8.07	$0.06
June 30, 2016	$9.14	$6.32	$0.06
March 31, 2016	$7.32	$4.77	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during 2018.

At December 31, 2018, the number of shares that may yet be purchased under such program is estimated at 469,675  and was calculated by dividing the remaining balance of $7.7 million by $16.46  (closing price of Oriental's common stock at December 31, 2018).

Contractual Obligations and Commercial Commitments

As disclosed in the notes to the consolidated financial statements, Oriental has certain obligations and commitments to make future payments under contracts. At December 31, 2018, the aggregate contractual obligations and commercial commitments, excluding accrued interest and unamortized premiums (discounts), are as follows:

	Payments Due by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	After 5 years
CONTRACTUAL OBLIGATIONS:	(In thousands)
Securities sold under agreements to repurchase	$454,723	$264,723	$190,000	$-	$-
Advances from FHLB	77,444	33,572	8,867	35,005	-
Subordinated capital notes	35,000	-	-	-	35,000
Annual rental commitments under noncancelable operating leases	24,412	5,618	7,653	11,141	-
Certificates of deposits	1,501,004	850,451	573,537	77,016	-
Total	$2,092,583	$1,154,364	$780,057	$123,162	$35,000

Loan commitments, which represent unused lines of credit, increased to $541.4 million at December 31, 2018 as compared to $485.0 million in December 31, 2017, while letters of credit provided to customers, decreased  to $340 thousand as compared to $494 thousand at December 31, 2017. Commitments to extend credit are agreements to lend to customers as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates, bear variable interest rate and may require payment of a fee. Since the commitments may expire unexercised, the total commitment amounts do not necessarily represent future cash requirements. Oriental evaluates each customer’s credit-worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by Oriental upon extension of credit, is based on management’s credit evaluation of the customer.

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

QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations:

TABLE 17 — SELECTED QUARTERLY FINANCIAL DATA:

	March 31,	June 30,	September 30,	December 31,	Total
	2018	2018	2018	2018	2018
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$83,170	$88,006	$94,137	$95,106	$360,419
Interest expense	9,176	10,418	11,860	13,071	44,525
Net interest income	73,994	77,588	82,277	82,035	315,894
Provision for loan and lease losses	15,460	14,747	14,601	11,300	56,108
Net interest income after provision for loan and lease losses	58,534	62,841	67,676	70,735	259,786
Non-interest income	18,514	18,703	18,620	24,258	80,095
Non-interest expenses	52,121	52,300	50,941	51,719	207,081
Income before taxes	24,927	29,244	35,355	43,274	132,800
Income tax expense	8,010	9,595	12,255	18,530	48,390
Net income	16,917	19,649	23,100	24,744	84,410
Less: dividends on preferred stock	(3,465)	(3,465)	(3,466)	(1,628)	(12,024)
Income available to common shareholders	$13,452	$16,184	$19,634	$23,116	$72,386
PER SHARE DATA:
Basic	$0.31	$0.36	$0.45	$0.47	$1.58
Diluted	$0.30	$0.35	$0.42	$0.45	$1.52

	March 31,	June 30,	September 30,	December 31,	Total
	2017	2017	2017	2017	2017
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$86,178	$85,940	$90,355	$83,174	$345,647
Interest expense	11,560	10,377	9,877	9,661	41,475
Net interest income	74,618	75,563	80,478	73,513	304,172
Provision for loan and lease losses	17,654	26,536	44,042	24,907	113,139
Net interest income after provision for loan and lease losses	56,964	49,027	36,436	48,606	191,033
Non-interest income	19,074	24,886	17,912	16,815	78,687
Non-interest expenses	51,684	52,816	50,469	46,662	201,631
(Loss) income before taxes	24,354	21,097	3,879	18,759	68,089
Income tax expense (benefit)	9,204	3,993	560	1,686	15,443
Net (loss) income	15,150	17,104	3,319	17,073	52,646
Less: dividends on preferred stock	(3,465)	(3,466)	(3,465)	(3,466)	(13,862)
(Loss) income available to common shareholders	$11,685	$13,638	$(146)	$13,607	$38,784
PER SHARE DATA:
Basic	$0.27	$0.30	$-	$0.31	$0.88
Diluted	$0.26	$0.30	$-	$0.30	$0.88

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Background

Oriental’s risk management policies are established by its Board of Directors (the “Board”) and implemented by management through the adoption of a risk management program, which is overseen and monitored by the Chief Risk and Compliance Officer, the Board’s Risk and Compliance Committee and the executive Risk and Compliance Team. Oriental has continued to refine and enhance its risk management program by strengthening policies, processes and procedures necessary to maintain effective risk management.

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at December 31, 2018 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$11,424	3.63%	$12,683	3.99%
+ 100 Basis points	$5,750	1.83%	$6,381	2.01%
- 100 Basis points	$(5,643)	-1.79%	$(6,271)	-1.97%
- 200 Basis points	$(11,330)	-3.60%	$(12,584)	-3.96%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of December 31, 2018.

Oriental maintains an overall interest rate risk management strategy that incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Oriental’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by Oriental’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. Oriental considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Oriental’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuation is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

Derivative instruments that are used as part of Oriental’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 12 to the accompanying consolidated financial statements for further information concerning Oriental’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative asset of $14 thousand (notional amount of $34.0 million) was recognized at December 31, 2018 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At December 31, 2018, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $126 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $126 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of December 31, 2018, Oriental had $34.0 million in interest rate swaps at an average rate of 2.4% designated as cash flow hedges for $34.0 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of December 31, 2018, Oriental had $454.7 million in repurchase agreements, excluding accrued interest, and $525.1 million in brokered deposits.

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

Although Oriental expects to have continued access to credit from the foregoing sources of funds, there can be no assurance that such financing sources will continue to be available or will be available on favorable terms. In a period of financial disruption or if negative developments occur with respect to Oriental, the availability and cost of Oriental’s funding sources could be adversely affected. In that event, Oriental’s cost of funds may increase, thereby reducing its net interest income, or Oriental may need to dispose of a portion of its investment portfolio, which depending upon market conditions, could result in realizing a loss or experiencing other adverse accounting consequences upon any such dispositions. Oriental’s efforts to monitor and manage liquidity risk may not be successful to deal with dramatic or unanticipated changes in the global securities markets or other reductions in liquidity driven by Oriental or market-related events. In the event that such sources of funds are reduced or eliminated, and Oriental is not able to replace these on a cost-effective basis, Oriental may be forced to curtail or cease its loan origination business and treasury activities, which would have a material adverse effect on its operations and financial condition.

As of December 31, 2018, Oriental had approximately $447.0 million in unrestricted cash and cash equivalents, $637.5 million in investment securities that are not pledged as collateral, and $762.0 million in borrowing capacity at the FHLB-NY.

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

As called for by Section 404 of the Sarbanes-Oxley Act of 2002, management has assessed the effectiveness of Oriental’s internal control over financial reporting as of December 31, 2018. Management made its assessment using the criteria set forth in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Criteria”).

Based on its assessment, management has concluded that Oriental maintained effective internal control over financial reporting as of December 31, 2018 based on the COSO Criteria.

The effectiveness of Oriental’s internal control over financial reporting as of December 31, 2018, has been audited by KPMG LLP, Oriental’s independent registered public accounting firm, as stated in their report dated March 8, 2019.

By:	/s/ José Rafael Fernández	By:	/s/ Maritza Arizmendi
José Rafael Fernández		Maritza Arizmendi
President and Chief Executive Officer		Executive Vice President and Chief Financial Officer
Date: March 8, 2019		Date: March 8, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated financial statements and the related notes (collectively, the consolidated financial statements) of OFG Bancorp and subsidiaries as listed in the accompanying index. In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 8, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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
March 8, 2019

Stamp No. E363705 of the Puerto Rico
Society of Certified Public Accountants
was affixed to the record copy of this report.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
OFG Bancorp:

Opinion on Internal Control Over Financial Reporting

We have audited OFG Bancorp and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated statements of financial condition of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 8, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

March 8, 2019

Stamp No. E363704 of the Puerto Rico

Society of Certified Public Accountants

was affixed to the record copy of this report

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2018 AND 2017

	December 31,
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$442,103	$478,182
Money market investments	4,930	7,021
Total cash and cash equivalents	447,033	485,203
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $647 (December 31, 2017 - $647)	360	191
Investment securities available-for-sale, at fair value, with amortized cost of $854,511 (December 31, 2017 - $648,800)	841,857	645,797
Investment securities held-to-maturity, at amortized cost, with fair value of $410,353 (December 31, 2017 - $497,681)	424,740	506,064
Federal Home Loan Bank (FHLB) stock, at cost	12,644	13,995
Other investments	3	3
Total investments	1,279,604	1,166,050
Loans:
Loans held-for-sale, at lower of cost or fair value	10,368	12,272
Loans held for investment, net of allowance for loan and lease losses of $164,231 (December 31, 2017 - $167,509)	4,421,226	4,044,057
Total loans	4,431,594	4,056,329
Other assets:
Foreclosed real estate	33,768	44,174
Accrued interest receivable	34,254	49,969
Deferred tax asset, net	113,763	127,421
Premises and equipment, net	68,892	67,860
Customers' liability on acceptances	16,937	27,663
Servicing assets	10,716	9,821
Derivative assets	347	771
Goodwill	86,069	86,069
Other assets	57,345	64,693
Total assets	$6,583,352	$6,189,053

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF DECEMBER 31, 2018 AND 2017 (CONTINUED)

	December 31,
	2018	2017
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,191,802	$2,039,126
Savings accounts	1,212,259	1,251,398
Time deposits	1,504,054	1,508,958
Total deposits	4,908,115	4,799,482
Borrowings:
Securities sold under agreements to repurchase	455,508	192,869
Advances from FHLB	77,620	99,643
Subordinated capital notes	36,083	36,083
Other borrowings	1,214	153
Total borrowings	570,425	328,748
Other liabilities:
Derivative liabilities	333	1,281
Acceptances executed and outstanding	16,937	27,644
Accrued expenses and other liabilities	87,665	86,791
Total liabilities	5,583,475	5,243,946
Commitments and contingencies (See Note 26)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2017 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
84,000 shares of Series C issued and outstanding at December 31, 2017 $1,000 liquidation value	-	84,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,293,924 shares outstanding (December 31, 2017 - 52,625,869;
43,947,442)	59,885	52,626
Additional paid-in capital	619,381	541,600
Legal surplus	90,167	81,454
Retained earnings	253,040	200,878
Treasury stock, at cost, 8,591,310 shares (December 31, 2017 - 8,678,427 shares)	(103,633)	(104,502)
Accumulated other comprehensive (loss), net of tax of $1,677 (December 31, 2017 - $564)	(10,963)	(2,949)
Total stockholders’ equity	999,877	945,107
Total liabilities and stockholders’ equity	$6,583,352	$6,189,053

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Interest income:
Loans	$321,381	$312,421	$321,945
Mortgage-backed securities	31,190	26,994	30,522
Investment securities and other	7,848	6,232	4,125
Total interest income	360,419	345,647	356,592
Interest expense:
Deposits	32,953	30,298	29,253
Securities sold under agreements to repurchase	7,794	7,223	18,805
Advances from FHLB and other borrowings	1,875	2,398	6,186
Subordinated capital notes	1,903	1,556	2,921
Total interest expense	44,525	41,475	57,165
Net interest income	315,894	304,172	299,427
Provision for loan and lease losses, net	56,108	113,139	65,076
Net interest income after provision for loan and lease losses	259,786	191,033	234,351
Non-interest income:
Banking service revenue	43,638	39,468	41,647
Wealth management revenue	25,934	25,790	27,433
Mortgage banking activities	4,767	4,050	5,021
Total banking and financial service revenues	74,339	69,308	74,101

FDIC shared-loss benefit, net	-	1,403	(13,581)
Net gain on:
Sale of securities	-	6,896	12,207
Derivatives	-	132	(71)
Early extinguishment of debt	-	(80)	(12,000)
Other non-interest income	5,756	1,028	6,163
Total non-interest income, net	80,095	78,687	66,819

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	76,524	79,751	76,761
Occupancy and equipment	33,084	32,557	30,300
Electronic banking charges	21,234	19,322	20,707
Professional and service fees	12,442	12,406	12,235
Taxes, other than payroll and income taxes	9,017	9,187	9,782
Credit related expenses	8,890	7,992	10,267
Information technology expenses	8,227	8,010	7,116
Insurance	6,249	5,223	9,109
Advertising, business promotion, and strategic initiatives	5,084	5,616	5,485
Loan servicing and clearing expenses	4,810	4,693	8,247
Loss on sale of foreclosed real estate and other repossessed assets	4,662	4,634	10,282
Communication	3,447	3,415	3,379
Printing, postage, stationary and supplies	2,217	2,437	2,558
Director and investor relations	1,089	1,072	1,087
Other	10,105	5,316	8,675
Total non-interest expense	207,081	201,631	215,990
Income before income taxes	132,800	68,089	85,180
Income tax expense	48,390	15,443	25,994
Net income	84,410	52,646	59,186
Less: dividends on preferred stock	(12,024)	(13,862)	(13,862)
Income (loss) available to common shareholders	$72,386	$38,784	$45,324
Earnings per common share:
Basic	$1.59	$0.88	$1.03
Diluted	$1.52	$0.88	$1.03
Average common shares outstanding and equivalents	51,349	51,096	51,088
Cash dividends per share of common stock	$0.25	$0.24	$0.24

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended December 31,
	2018	2017	2016
	(In thousands)

Net income	$84,410	$52,646	$59,186
Other comprehensive loss before tax:
Unrealized (loss) gain on securities available-for-sale	(9,651)	2,276	(5,023)
Realized gain on investment securities included in net income	-	(6,896)	(12,207)
Other-than-temporary impairment included in net income	-	-	-
Unrealized gain on cash flow hedges	524	494	3,303
Other comprehensive loss before taxes	(9,127)	(4,126)	(13,927)
Income tax effect	1,113	(419)	1,526
Other comprehensive loss after taxes	(8,014)	(4,545)	(12,401)
Comprehensive income	$76,396	$48,101	$46,785

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Preferred stock:
Balance at beginning of year	$176,000	$176,000	$176,000
Conversion of convertible preferred stock into common stock	(84,000)	$-	$-
Balance at end of year	92,000	176,000	176,000
Common stock:
Balance at beginning of year	52,626	52,626	52,626
Conversion of convertible preferred stock into common stock	7,259	-	-
Balance at end of year	59,885	52,626	52,626
Additional paid-in capital:
Balance at beginning of year	541,600	540,948	540,512
Stock-based compensation expense	1,401	1,109	1,270
Stock-based compensation excess tax benefit recognized in income	-	(99)	-
Lapsed restricted stock units	(361)	(358)	(834)
Conversion of convertible preferred stock into common stock	76,741	-	-
Balance at end of year	619,381	541,600	540,948
Legal surplus:
Balance at beginning of year	81,454	76,293	70,435
Transfer from retained earnings	8,713	5,161	5,858
Balance at end of year	90,167	81,454	76,293
Retained earnings:
Balance at beginning of year	200,878	177,808	148,886
Net income	84,410	52,646	59,186
Cash dividends declared on common stock	(11,511)	(10,553)	(10,544)
Cash dividends declared on preferred stock	(12,024)	(13,862)	(13,862)
Transfer to legal surplus	(8,713)	(5,161)	(5,858)
Balance at end of year	253,040	200,878	177,808
Treasury stock:
Balance at beginning of year	(104,502)	(104,860)	(105,379)
Lapsed restricted stock units	869	358	519
Balance at end of year	(103,633)	(104,502)	(104,860)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of year	(2,949)	1,596	13,997
Other comprehensive loss, net of tax	(8,014)	(4,545)	(12,401)
Balance at end of year	(10,963)	(2,949)	1,596
Total stockholders’ equity	$999,877	$945,107	$920,411

The accompanying nots are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$84,410	$52,646	$59,186
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	4,605	3,537	3,548
Amortization of investment securities premiums, net of accretion of discounts	5,753	7,865	8,540
Amortization of core deposit and customer relationship intangibles	1,319	1,473	1,677
Amortization of fair value premiums on acquired deposits	-	-	340
FDIC shared-loss (benefit) expense	-	(1,403)	13,581
Depreciation and amortization of premises and equipment	8,898	8,986	9,420
Deferred income tax expense, net	14,772	(3,658)	23,226
Provision for loan and lease losses	56,108	113,139	65,076
Stock-based compensation	1,401	1,109	1,270
Stock-based compensation excess tax benefit recognized in income	-	(99)	-
(Gain) loss on:
Sale of loans	(301)	(955)	(1,570)
Derivatives	-	(103)	181
Sale of securities	-	(6,896)	(12,207)
Early extinguishment of debt	-	80	12,000
Foreclosed real estate and other repossessed assets	3,405	4,964	11,934
Sale of other assets	(107)	(539)	12
Sale of other repossesed assets	1,257	57	(1,623)
Originations of loans held-for-sale	(95,520)	(116,020)	(179,430)
Proceeds from sale of loans held-for-sale	27,757	75,637	69,862
Net (increase) decrease in:
Trading securities	(169)	156	(59)
Accrued interest receivable	15,715	(29,742)	410
Servicing assets	(895)	37	(2,403)
Other assets	5,486	13,675	(7,941)
Net (decrease) in:
Accrued interest on deposits and borrowings	1,489	(937)	(862)
Accrued expenses and other liabilities	(2,028)	28,431	4,344
Net cash provided by operating activities	133,355	151,440	78,512

The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (CONTINUED)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(271,639)	(182,054)	(119,544)
Investment securities held-to-maturity	-	-	(86,478)
FHLB stock	(113,731)	(31,950)	(20,421)
Maturities and redemptions of:
Investment securities available-for-sale	120,709	105,169	145,512
Investment securities held-to-maturity	77,583	88,726	101,965
FHLB stock	115,082	28,748	30,411
Proceeds from sales of:
Investment securities available-for-sale	17,837	256,996	300,483
Foreclosed real estate and other repossessed assets, including write-offs	51,057	40,051	47,507
Proceeds from sale of loans held-for-sale	-	-	123,137
Premises and equipment	1,668	569	48
Origination and purchase of loans, excluding loans held-for-sale	(1,315,906)	(801,766)	(768,353)
Principal repayment of loans	840,064	699,409	817,199
Repayments to FDIC on shared-loss agreements	-	(10,125)	1,573
Additions to premises and equipment	(11,491)	(6,469)	(5,297)
Net change in restricted cash	-	-	319
Net cash (used in) provided by investing activities	(488,767)	187,304	568,061
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	100,147	125,991	(61,078)
Securities sold under agreements to repurchase	262,223	(459,815)	(292,264)
FHLB advances, federal funds purchased, and other borrowings	(20,816)	(5,741)	(228,633)
Subordinated capital notes	-	-	(66,550)
Restricted units lapsed	508	-	(315)
Dividends paid on preferred stock	(12,024)	(13,862)	(13,862)
Dividends paid on common stock	(12,796)	(10,553)	(10,141)
Net cash provided by (used in) financing activities	$317,242	$(363,980)	$(672,843)
Net change in cash, cash equivalents and restricted cash	(38,170)	(25,236)	(26,270)
Cash, cash equivalents and restricted cash at beginning of year	488,233	513,469	539,739
Cash, cash equivalents and restricted cash at end of year	$450,063	$488,233	$513,469
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$41,318	$40,570	$56,302
Income taxes paid	$17,778	$30	$10,051
Mortgage loans securitized into mortgage-backed securities	$74,630	$74,919	$112,071
Transfer from loans to foreclosed real estate and other repossessed assets	$47,084	$43,163	$45,538
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$5,795	$33,647	$123,137
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$1,247	$293	$182
Conversion of convertible preferred stock into common stock	$84,000	$-	$-
Financed sales of foreclosed real estate	$2,333	$1,113	$2,212
Loans booked under the GNMA buy-back option	$13,325	$8,268	$9,681
Interest capitalized on loans subject to the temporary payment moratorium	$-	$39,701	$-
The accompanying notes are an integral part of these consolidated financial statements

OFG BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2018, 2017 AND 2016 (CONTINUED)

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

Oriental’s mortgage banking activities are conducted through a division of the Bank. The mortgage banking activities include the origination of mortgage loans for the Bank’s own portfolio, and the sale of loans directly in the secondary market or the securitization of conforming loans into mortgage-backed securities. The Bank originates Federal Housing Administration (“FHA”) insured and Veterans Administration (“VA”) guaranteed mortgages that are primarily securitized for issuance of Government National Mortgage Association (“GNMA”) mortgage-backed securities which can be resold to individual or institutional investors in the secondary market. Conventional loans that meet the underwriting requirements for sale or exchange under certain Federal National Mortgage Association (“FNMA”) or Federal Home Loan Mortgage Corporation (“FHLMC”) programs are referred to as conforming mortgage loans and are also securitized for issuance of FNMA or FHLMC mortgage-backed securities. The Bank is an approved seller of FNMA and FHLMC mortgage loans for issuance of FNMA and FHLMC mortgage-backed securities. The Bank is also an approved issuer of GNMA mortgage-backed securities. The Bank is the master servicer of the GNMA, FNMA and FHLMC pools that it issues and of its mortgage loan portfolio, and has a subservicing arrangement with a third party for a portion of its acquired loan portfolio. During 2016, Oriental began servicing most of its mortgage loan portfolio.

On December 18, 2012, Oriental purchased from Banco Bilbao Vizcaya Argentaria, S. A. (“BBVA”), all of the outstanding common stock of each of (i) BBVAPR Holding Corporation (“BBVAPR Holding”), the sole shareholder of Banco Bilbao Vizcaya Argentaria Puerto Rico (“BBVAPR Bank”), a Puerto Rico chartered commercial bank, and BBVA Seguros, Inc. (“BBVA Seguros”), a subsidiary offering insurance services, and (ii) BBVA Securities of Puerto Rico, Inc. (“BBVA Securities”), a registered broker-dealer. This transaction is referred to as the “BBVAPR Acquisition” and BBVAPR Holding, BBVAPR Bank, BBVA Seguros and BBVA Securities are collectively referred to as the “BBVAPR Companies” or “BBVAPR.”

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate mainly to the determination of the allowance for loan and lease losses, the valuation of securities and derivative instruments, revisions to expected cash flows in acquired loans, the determination of income taxes, other-than-temporary impairment of securities, and goodwill valuation and impairment assessment.

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

There were no transfers in and/or out of Level 1, Level 2, or Level 3 for financial instruments measured at fair value on a recurring basis during the years ended December 31, 2018, 2017, and 2016. Oriental’s policy is to recognize transfers at the date of the event or change in circumstances that caused the transfer.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment of Investment Securities

Oriental conducts periodic reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Oriental separates the amount of total impairment into credit and noncredit-related amounts. The term “other-than-temporary impairment” is not intended to indicate that the decline is permanent but indicates that the prospects for a near-term recovery of value is not favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Any portion of a decline in value associated with a credit loss is recognized in income, while the remaining noncredit-related component is recognized in other comprehensive income (loss). A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing it to the present value of cash flows expected to be collected from the security discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.”

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

Derivative Instruments and Hedging Activities

Oriental’s overall interest rate risk-management strategy incorporates the use of derivative instruments to minimize significant unplanned fluctuations in earnings that are caused by interest rate volatility. Oriental’s goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged fixed-rate assets and liabilities will appreciate or depreciate in market value. Also, for some fixed-rate assets or liabilities, the effect of this variability in earnings is expected to be substantially offset by Oriental’s gains and losses on the derivative instruments that are linked to the forecasted cash flows of these hedged assets and liabilities. Oriental considers its strategic use of derivatives to be a prudent method of managing interest-rate sensitivity as it reduces the exposure of earnings and the market value of its equity to undue risk posed by changes in interest rates. The effect of this unrealized appreciation or depreciation is expected to be substantially offset by Oriental’s gains or losses on the derivative instruments that are linked to these hedged assets and liabilities. Another result of interest rate fluctuation is that the contractual interest income and interest expense of hedged variable-rate assets and liabilities, respectively, will increase or decrease.

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

Oriental follows a systematic methodology to establish and evaluate the adequacy of the allowance for loan and lease losses to provide for inherent losses in the loan portfolio. This methodology includes the consideration of factors such as economic conditions, portfolio risk characteristics, prior loss experience, and results of periodic credit reviews of individual loans. The provision for loan and lease losses charged to current operations is based on such methodology. Loan and lease losses are charged, and recoveries are credited to the allowance for loan and lease losses on originated and other loans.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the review of individual loans are those that are impaired. A loan is considered impaired when, based on current information and events, it is probable that Oriental will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the observable market price of the loan or the fair value of the collateral, if the loan is collateral dependent. Loans are individually evaluated for impairment, except large groups of small balance homogeneous loans that are collectively evaluated for impairment and loans that are recorded at fair value or at the lower of cost or fair value. Oriental measures for impairment all commercial loans over $250 thousand (i) that are either over 90 days past due or adversely classified, (ii) that are troubled-debt restructurings (each, a "TDR”), or (iii) when deemed necessary by management. The portfolios of mortgage loans, auto and leasing, and consumer loans are considered homogeneous and are evaluated collectively for impairment.

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

Mortgage loans: These loans are divided into four classes: traditional mortgages, non-traditional mortgages, loans in loan modification programs and home equity secured personal loans. Traditional mortgage loans include loans secured by a dwelling, fixed coupons and regular amortization schedules. Non-traditional mortgages include loans with interest-first amortization schedules and loans with balloon considerations as part of their terms. Mortgages in loan modification programs are loans that are being serviced under such programs. Home equity loans are mainly equity lines of credit. The allowance factor on mortgage loans is impacted by the adjusted historical loss factors on the sub-segments and the environmental risk factors described above and by delinquency buckets.  The traditional mortgage loan portfolio is further segregated by vintages and then by delinquency buckets. Effective on the fourth quarter of 2018, the calculation of the loss factor was changed from historical loss experience to a probability of default (“PD”) and loss given default (“LGD”) methodology. The PD results from a delinquency migration analysis and the LGD is based on the Bank’s historical loss experience. The segments and sub-segments remained unchanged as well as the environmental risk factors adjustments. These changes are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively.

Commercial loans:  The commercial portfolio is segmented by business line (corporate, institutional, middle market, corporate retail, floor plan, and real estate) and by collateral type (secured by real estate and other commercial and industrial assets). The loss factor used for the GVA of these loans is established considering Oriental's past 36-month historical loss experience of each segment

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

adjusted for the loss realization period and the consideration of environmental factors. The sum of the adjusted loss experience and the environmental factors is the GVA factor used for the determination of the allowance for loan and lease losses on each segment.

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

When current information and events indicate that it is probable that we will be unable to collect all amounts of principal and interest due under the original terms of a business or commercial real estate loan greater than $500 thousand, such loan will be classified as impaired. Additionally, all loans modified in a TDR are considered impaired. The need for specific valuation allowances are determined for impaired loans and recorded as necessary. For impaired loans, we consider the fair value of the underlying collateral, less estimated costs to sell, if the loan is collateral dependent, or we use the present value of estimated future cash flows in determining the estimates of impairment and any related allowance for loan losses for these loans. Confirmed losses are charged off immediately.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under applicable accounting standards, goodwill impairment analysis is a two-step test. Oriental has the option to first assess qualitative factors to determine whether there are events or circumstances that exist that make it more likely than not that the fair value of the reporting unit is less than its carrying amount.  If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or if Oriental chooses to bypass the qualitative assessment, Oriental compares each reporting unit's fair value to its carrying value to identify potential impairment. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered impaired. However, if the carrying amount of the reporting unit were to exceed its estimated fair value, a second step would be performed that would compare the implied fair value of the reporting unit's goodwill with the carrying amount. The implied fair value of goodwill is determined in the same manner as goodwill that is recognized in a business combination. Significant judgment and estimates are involved in estimating the fair value of the assets and liabilities of the reporting units. Oriental performs annual goodwill impairment test as of October 31 and monitors for interim triggering events on an ongoing basis. Oriental performed its annual impairment review of goodwill during the fourth quarter of 2018 and 2017 using October 31, 2018 and 2017 as the annual evaluation dates and concluded that there was no impairment at December 31, 2018 and 2017.

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

Impairment of Long-Lived Assets

Oriental periodically reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In performing the review for recoverability, an estimate of the future cash flows expected to result from the use of the asset and its eventual disposition is made. If the sum of the future cash flows (undiscounted and without interest charges) is less than the carrying amount of the assets, an impairment loss is recognized. The amount of the impairment is the excess of the carrying amount over the fair value of the asset. As of December 31, 2018 and 2017, there was no indication of impairment as a result of such review.

Income Taxes

In preparing the consolidated financial statements, Oriental is required to estimate income taxes. This involves an estimate of current income tax expense together with an assessment of deferred taxes resulting from differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The determination of current income tax expense involves estimates and assumptions that require Oriental to assume certain positions based on its interpretation of current tax laws and regulations. Changes in assumptions affecting estimates may be required in the future, and estimated tax assets or liabilities may need to be increased or decreased accordingly. The accrual for tax contingencies is adjusted in light of changing facts and circumstances, such as the progress of tax audits, case law and emerging legislation. When particular matters arise, a number of years may elapse before such matters are audited and finally resolved. Favorable resolution of such matters could be recognized as a reduction to Oriental’s effective tax rate in the year of resolution. Unfavorable settlement of any particular issue could increase the effective tax rate and may require the use of cash in such year.

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

Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2014 to 2017, until the applicable statute of limitations expires. In addition, Oriental’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2015 to 2017. Tax audits by their nature are often complex and can require several years to complete.

Revenue Recognition

Refer to Note 28 for a detailed description of the Corporation’s policies on the recognition and presentation of revenues from contract with customers.

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

The purpose of the Omnibus Plan is to provide flexibility to Oriental to attract, retain and motivate directors, officers, and key employees through the grant of awards based on performance and to adjust its compensation practices to the best compensation practice and corporate governance trends as they develop from time to time. The Omnibus Plan is further intended to motivate high levels of individual performance coupled with increased shareholder returns. Therefore, awards under the Omnibus Plan (each, an “Award”) are intended to be based upon the recipient’s individual performance, corporate performance, level of responsibility and potential to make significant contributions to Oriental. Generally, the Omnibus Plan will terminate as of (a) the date when no more of Oriental’s shares of common stock are available for issuance under the Omnibus Plan or, (b) if earlier, the date the Omnibus Plan is terminated by Oriental’s Board of Directors.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Subsequent Events

Oriental has evaluated other events subsequent to the balance sheet date and prior to the filing of this annual report on Form

10-K for the year ended December 31, 2018, and has adjusted and disclosed those events that have occurred that would require adjustment or disclosure in the consolidated financial statements.

New Accounting Updates Not Yet Adopted

Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes:  The amendments in this Update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the UST, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate, and the SIFMA Municipal Swap Rate. The adoption of this will not have a material impact on our consolidated financial statements and related disclosures as we continue to use LIBOR.

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, ASU 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU is the final version of Proposed Accounting Standards Update 2018–230—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which has been deleted. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements and related disclosures.

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which improves the effectiveness of fair value measurement disclosures. ASU 2018-13 modifies the disclosure requirements on fair value measurements in Topic 820, Fair Value Measurement, based on the concepts in FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Statements, including the consideration of costs and benefits. This ASU is the final version of Proposed Accounting Standards Update 2015-350—Fair Value Measurement (Topic 820)—Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurements, which has been deleted. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. We assessed the impact that the adoption of ASU 2018-13 and it will not have a material impact on our consolidated financial statements and related disclosures.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. The adoption of this ASU will not have a material impact on our consolidated financial statements and related disclosures as the carrying amount of any of the reporting units do not exceeds its fair value, if exceeds Oriental would be required to record an impairment charge for the difference up to the amount of the goodwill.

Measurement of Credit Losses on Financial Instruments. In December 18, 2018, a joint final rule was issued by the FRB, OCC and FDIC, on the implementation and transition of the Current Expected Credit Loss methodology (CECL). The rule differentiates implementation for Standardized and Advanced Approaches banks and has implications for business combinations and stress testing. The rule is largely in line with the proposal from April 2018. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020  using a modified retrospective approach. Although early adoption is permitted beginning in the first quarter of 2019, Oriental does not expect to make that election. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental's cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We recently have selected the software and are in the process of assessing the methodology to be used in order to develop an acceptable model to estimate the expected credit losses. After the model has been developed, reviewed and validated in accordance with our governance policies, Oriental will keep disclosing relevant information of concerning implementation process and impact of ASU No. 2016-13, as well as the updating of policies, procedures and internal controls. Although Oriental expects the allowance for credit losses to increase upon adoption with a corresponding adjustment to retained earnings, the ultimate amount of the increase will depend on the portfolio composition, credit quality, economic conditions and reasonable and supportable forecasts at that time.

Codification Improvements to Topic 326, Financial Instruments—Credit Losses:  The amendments in this Update include items brought to the Board’s attention by stakeholders. The amendments align the implementation date for non-public entities’ annual financial statements with the implementation date for their interim financial statements and clarify the scope of the guidance in the amendments in Update 2016-13. The amendment clarifies that receivables arising from operating leases are not within the scope of Subtopic 326-20. Impairment of receivables arising from operating leases will be accounted for in accordance with Topic 842, Leases. Oriental does not estimate to have such impairment in the near future. The adoption of this will not have a material impact on our consolidated financial statements and related disclosures.

Leases. In February 2016, the FASB issued ASU No. 2016-02, the FASB issued ASU No. 2016-02, which requires lessees to recognize a right-of-use (ROU) asset and related lease liability for leases classified as operating leases at the commencement date that have lease terms of more than 12 months. The standard, effective January 1, 2019, with early adoption permitted, would have caused us to recognize virtually all leases on the Consolidated Balance Sheets upon adoption and in the comparative period. However, in July 2018, the FASB issued an update to its guidance providing companies with the option to adopt the provisions of the standard prospectively without adjusting comparative periods; we will elect this option and adopt the standard on January 1, 2019. The new standard provides a number of optional practical expedients in transition. We have elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs. We also have elected the short-term lease recognition exemption for all leases that qualify. This means, for those leases that qualify, we will not recognize ROU assets or lease liabilities, and this includes not recognizing ROU assets or lease liabilities for existing short-term leases of those assets in transition. Oriental’s leases primarily consist of leased office space. Oriental expects to recognized ROU assets and lease liabilities for operating leases in a range of $20 million to $25 million, with the most significant impact from recognition of leased office space. No impact on equity, results of operations and cash flows.

Premium Amortization on Purchased Callable Debt Securities Receivables. In March 2017, the FASB issued ASU No. 2017-08, which requires the amortization of the premium on callable debt securities to the earliest call date. The amortization period for callable

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

debt securities purchased at a discount would not be impacted by the ASU. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2018. The ASU is not expected to have a material impact on Oriental's consolidated financial position or results of operations. At December 31, 2018, Oriental does not have callable debt securities.

New Accounting Updates Adopted During the Current Year

Codification Improvements. In July 2018, the FASB issued ASU 2018-9, which represents changes to clarify the FASB Accounting Standards Codification (the “Codification”), correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Some of the amendments make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. The transition and effective date guidance is based on the facts and circumstances of each amendment. Some of the amendments in this ASU do not require transition guidance and will be effective upon issuance of this ASU. However, many of the amendments in this ASU do have transition guidance with effective dates for annual periods beginning after December 15, 2018, for public business entities. The Corporation does not expect to be materially impacted by these Codification improvements.

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

Revenue from Contracts with Customers. In May 2014, the FASB issued ASU No. 2014-09, which supersedes the revenue recognition requirements Topic 605 (Revenue Recognition), and most industry-specific guidance. ASU No. 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). In August 2015, the FASB issued ASU No. 2015-14 to defer the effective date of ASU No. 2014-09 by one year to fiscal years beginning after December 15, 2017. Oriental has adopted this ASU on January 1, 2018 using the modified retrospective method.  The adoption of Topic 606 did not have material impact to the Company’s statement of operations or financial condition for the year ended December 31, 2018. No cumulative effect adjustment to accumulated deficit was recorded as a result of the adoption of Topic 606. Refer to additional disclosures on Note 28, Banking and Financial Service Revenues.

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

As a result of this event and, based on current assessments of information available for the impact of the hurricanes on our credit portfolio, 2017 results included an additional loan loss provision of $32.4 million.

Oriental implemented its disaster response plan as these storms approached its service areas. To operate in disaster response mode, Oriental incurred expenses for, among other things, buying diesel and generators for electric power, debris removal, security measures, property damage mitigation, and emergency communication with customers regarding the status of its banking operations. The estimated total non-credit operating costs as of December 31, 2017 amounted to $6.6 million. No additional losses have been incurred at December 31, 2018.

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Oriental received a $1.0 million partial payment from its insurance carrier during the year ended December 2017 and a $6.25 million payment during the year ended December 31, 2018. At December 31, 2017, a receivable of $1.2 million was included in other assets, the remaining $5 million was recognized as other non-interest income in the statement of operations during 2018.

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	December 31,
	2018	2017
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At December 31, 2018, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  At December 31, 2017, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held an unencumbered certificate of deposit and other short-term highly liquid securities in the amount of $300 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law. These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both December 31, 2018 and 2017, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both December 31, 2018 and 2017, Oriental delivered as collateral cash amounting to approximately $1.1 million.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered December 31, 2018 was $211.6 million (December 31, 2017 - $189.2 million). At December 31, 2018 and 2017, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At December 31, 2018 and 2017, money market instruments included as part of cash and cash equivalents amounted to $4.9 million and $7.0 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at December 31, 2018 and 2017 were as follows:

	December 31, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$561,878	$404	$8,951	$553,331	2.59%
GNMA certificates	211,947	1,050	2,827	210,170	3.10%
CMOs issued by US government-sponsored agencies	66,230	-	2,166	64,064	1.90%
Total mortgage-backed securities	840,055	1,454	13,944	827,565	2.66%
Investment securities
US Treasury securities	10,924	-	119	10,805	1.36%
Obligations of US government-sponsored agencies	2,325	-	60	2,265	1.38%
Other debt securities	1,207	15	-	1,222	2.99%
Total investment securities	14,456	15	179	14,292	1.50%
Total securities available for sale	$854,511	$1,469	$14,123	$841,857	2.64%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$424,740	$-	$14,387	$410,353	2.07%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2017
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$383,194	$1,402	$2,881	$381,715	2.39%
GNMA certificates	166,436	1,486	584	167,338	2.94%
CMOs issued by US government-sponsored agencies	82,026	-	1,955	80,071	1.90%
Total mortgage-backed securities	631,656	2,888	5,420	629,124	2.47%
Investment securities
US Treasury securities	10,276	-	113	10,163	1.25%
Obligations of US government-sponsored agencies	2,927	-	48	2,879	1.38%
Obligations of Puerto Rico government and public instrumentalities	2,455	-	362	2,093	5.55%
Other debt securities	1,486	52	-	1,538	2.97%
Total investment securities	17,144	52	523	16,673	2.04%
Total securities available-for-sale	$648,800	$2,940	$5,943	$645,797	2.46%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$506,064	$-	$8,383	$497,681	2.07%

The amortized cost and fair value of Oriental’s investment securities at December 31, 2018, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Available-for-sale		Held-to-maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$3,617	$3,570	$-	$-
Total due from 1 to 5 years	3,617	3,570	-	-
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$58,221	$56,202	$-	$-
FNMA and FHLMC certificates	253,447	249,808	-	-
Total due after 5 to 10 years	311,668	306,010	-	-
Due after 10 years
FNMA and FHLMC certificates	$304,814	$299,953	$424,740	$410,353
GNMA certificates	211,947	210,170	-	-
CMOs issued by US government-sponsored agencies	8,009	7,862	-	-
Total due after 10 years	524,770	517,985	424,740	410,353
Total mortgage-backed securities	840,055	827,565	424,740	410,353
Investment securities
Due less than one year
US Treasury securities	$10,924	$10,805	$-	$-
Total due in less than one year	10,924	10,805	-	-
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$2,325	$2,265	$-	$-
Other debt securities	100	100	-	-
Total due from 1 to 5 years	2,425	2,365	-	-
Due from 5 to 10 years
Other debt securities	1,107	1,122	-	-
Total due after 5 to 10 years	1,107	1,122	-	-
Total investment securities	14,456	14,292	-	-
Total	$854,511	$841,857	$424,740	$410,353

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the year ended December 31, 2018, Oriental retained securitized GNMA pools totaling $56.8 million amortized cost, at a yield of 3.93% from its own originations while during the year ended December 31, 2017 that amount totaled $74.9 million amortized cost, at a yield of 3.14%.  During the year ended December 31, 2016, that amount totaled $112.2 million, amortized cost, at a yield of 2.89%.

During the year ended December 31, 2018, Oriental sold $17.8 million of available-for-sale Government National Mortgage Association (“GNMA”) certificates from its recurring mortgage loan origination and securitization activities. These sales did not realize any gains or losses during such period. During the year ended December 31, 2017, Oriental sold $166.0 million of mortgage-backed securities and $84.1 million of US Treasury securities, and recorded a net gain on sale of securities of $6.9 million. During the year ended December 31, 2016, Oriental sold $277.2 million of mortgage-backed securities and $11.1 million of Puerto Rico government bonds, and recorded a net gain on sale of securities of $12.2 million.

	Year Ended December 31, 2018
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$17,837	$17,837	$-	$-
Total	$17,837	$17,837	$-	$-

	Year Ended December 31, 2017
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$107,510	$102,311	$5,199	$-
GNMA certificates	65,284	63,704	1,580	-
Investment securities
US Treasury securities	84,202	84,085	117	-
Total mortgage-backed securities	$256,996	$250,100	$6,896	$-

	Year Ended December 31, 2016
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$293,505	$277,181	$16,324	$-
Investment securities
Obligations of PR government and public instrumentalities	6,978	11,095	-	4,117
Total mortgage-backed securities	$300,483	$288,276	$16,324	$4,117

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017:

	December 31, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$66,230	$2,166	$64,064
FNMA and FHLMC certificates	357,955	8,603	349,352
Obligations of US Government and sponsored agencies	2,325	60	2,265
GNMA certificates	131,044	2,739	128,305
US Treasury Securities	9,977	119	9,858
	$567,531	$13,687	$553,844
Securities held to maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	109,772	348	109,424
GNMA certificates	17,126	88	17,038
US Treasury Securities	323	-	323
	$127,221	$436	$126,785

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$66,230	$2,166	$64,064
FNMA and FHLMC certificates	467,727	8,951	458,776
Obligations of US government and sponsored agencies	2,325	60	2,265
GNMA certificates	148,170	2,827	145,343
US Treausury Securities	10,300	119	10,181
	$694,752	$14,123	$680,629
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

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

All of the investments ($1.1 billion, amortized cost) with an unrealized loss position at December 31, 2018 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

The following table presents a rollforward of credit-related impairment losses recognized in earnings for the years ended December 31, 2018, 2017 and 2016 on available-for-sale securities:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at beginning of year	$-	$-	$1,490
Reductions for securities sold during the period (realized)	-	-	(1,490)
Additions from credit losses recognized on available-for-sale securities that had no previous impairment losses	-	-	-
Balance at end of year	$-	$-	$-

NOTE 5 - PLEDGED ASSETS

The following table shows a summary of pledged and not pledged assets at December 31, 2018 and 2017. Investment securities available for sale are presented at fair value, and investment securities held-to-maturity, residential mortgage loans, commercial loans and leases are presented at amortized cost:

	December 31,
	2018	2017
	(In thousands)
Pledged investment securities to secure:
Securities sold under agreements to repurchase	$487,181	$205,484
Derivatives	423	1,478
Bond for the Bank's trust operations	322	341
Puerto Rico public fund deposits	141,162	22,948
Total pledged investment securities	629,088	230,251
Pledged residential mortgage loans to secure:
Advances from the Federal Home Loan Bank	880,591	971,772
Pledged commercial loans to secure:
Advances from the Federal Home Loan Bank	275,451	305,346
Federal Reserve Bank Credit Facility	651	993
Puerto Rico public fund deposits	140,123	150,036
	416,225	456,375
Total pledged assets	$1,925,904	$1,658,398
Financial assets not pledged:
Investment securities	$637,509	$921,610
Residential mortgage loans	354,868	325,698
Commercial loans	1,414,054	1,152,151
Consumer loans	373,814	361,497
Auto loans and leases	1,148,535	949,650
Total assets not pledged	$3,928,780	$3,710,606

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 The composition of Oriental’s loan portfolio at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$668,809	$683,607
Commercial	1,597,588	1,307,261
Consumer	348,980	330,039
Auto and leasing	1,129,695	883,985
	3,745,072	3,204,892
Allowance for loan and lease losses on originated and other loans and leases	(95,188)	(92,718)
	3,649,884	3,112,174
Deferred loan costs, net	7,740	6,695
Total originated and other loans held for investment, net	3,657,624	3,118,869
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,546	4,380
Consumer	23,988	28,915
Auto	4,435	21,969
	30,969	55,264
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(2,062)	(3,862)
	28,907	51,402
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	492,890	532,053
Commercial	182,319	243,092
Consumer	-	1,431
Auto	14,403	43,696
	689,612	820,272
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(42,010)	(45,755)
	647,602	774,517
Total acquired BBVAPR loans, net	676,509	825,919
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	63,392	69,538
Commercial	47,826	53,793
Consumer	846	1,112
Total acquired Eurobank loans	112,064	124,443
Allowance for loan and lease losses on Eurobank loans	(24,971)	(25,174)
Total acquired Eurobank loans, net	87,093	99,269
Total acquired loans, net	763,602	925,188
Total held for investment, net	4,421,226	4,044,057
Mortgage loans held-for-sale	10,368	12,272
Total loans, net	$4,431,594	$4,056,329

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As a result of the devastation caused by hurricanes Irma and Maria, Oriental offered an automatic three-month moratorium for the payment due on certain loans. The level of delinquencies for mortgage and auto loans as of December 31, 2017 was impacted by the loan moratorium. Aging of current and early delinquent loans in moratorium were frozen at September 30, 2017, throughout the moratorium period. In addition, although the repayment schedule was modified as part of the moratorium, certain borrowers continued to make payments shortly after the moratorium, having an impact on the respective delinquency status at December 31, 2017. At December 31, 2018, all of the loan moratoriums have expired, and total delinquency levels have returned to pre-hurricane levels with some improvements.

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at December 31, 2018 and 2017, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$77	$1,516	$2,707	$4,300	$36,344	$40,644	$168
Years 2003 and 2004	91	2,412	5,632	8,135	67,707	75,842	-
Year 2005	-	552	3,531	4,083	35,004	39,087	-
Year 2006	255	1,693	5,074	7,022	49,213	56,235	-
Years 2007, 2008 and 2009	255	1,059	6,677	7,991	52,781	60,772	56
Years 2010, 2011, 2012, 2013	253	328	8,697	9,278	104,429	113,707	270
Years 2014, 2015, 2016, 2017 and 2018	-	483	1,462	1,945	139,500	141,445	-
	931	8,043	33,780	42,754	484,978	527,732	494
Non-traditional	-	116	3,085	3,201	11,072	14,273	-
Loss mitigation program	10,793	6,258	19,389	36,440	70,393	106,833	2,223
	11,724	14,417	56,254	82,395	566,443	648,838	2,717
Home equity secured personal loans	9	-	-	9	241	250	-
GNMA's buy-back option program	-	-	19,721	19,721	-	19,721	-
	11,733	14,417	75,975	102,125	566,684	668,809	2,717
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	289,052	289,052	-
Institutional	-	-	1,200	1,200	68,413	69,613	-
Middle market	-	1,430	5,202	6,632	200,831	207,463	-
Retail	1,641	463	8,570	10,674	213,440	224,114	-
Floor plan	-	-	-	-	4,184	4,184	-
Real estate	-	-	-	-	19,009	19,009	-
	1,641	1,893	14,972	18,506	794,929	813,435	-
Other commercial and industrial:
Corporate	-	-	-	-	179,885	179,885	-
Institutional	-	-	-	-	156,410	156,410	-
Middle market	917	-	6,020	6,937	81,030	87,967	-
Retail	571	546	817	1,934	308,278	310,212	-
Floor plan	-	-	46	46	49,633	49,679	-
	1,488	546	6,883	8,917	775,236	784,153	-
	3,129	2,439	21,855	27,423	1,570,165	1,597,588	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$725	$363	$411	$1,499	$26,535	$28,034	$-
Overdrafts	10	-	-	10	204	214	-
Personal lines of credit	57	11	22	90	1,827	1,917	-
Personal loans	3,966	1,740	1,262	6,968	296,151	303,119	-
Cash collateral personal loans	74	339	3	416	15,280	15,696	-
	4,832	2,453	1,698	8,983	339,997	348,980	-
Auto and leasing	58,094	27,945	13,494	99,533	1,030,162	1,129,695	-
Total	$77,788	$47,254	$113,022	$238,064	$3,507,008	$3,745,072	$2,717

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

At December 31, 2018 and 2017, Oriental had a carrying balance of $91.4 million and $94.9 million, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of December 31, 2018 and 2017, by class of loans:

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$54	$54	$-	$54	$-
Floor plan	-	-	888	888	94	982	-
	-	-	942	942	94	1,036	-
Other commercial and industrial
Retail	30	11	8	49	1,461	1,510	-
	30	11	8	49	1,461	1,510	-
	30	11	950	991	1,555	2,546	-
Consumer
Credit cards	499	147	380	1,026	20,796	21,822	-
Personal loans	64	32	18	114	2,052	2,166	-
	563	179	398	1,140	22,848	23,988	-
Auto	405	241	200	846	3,589	4,435	-
Total	$998	$431	$1,548	$2,977	$27,992	$30,969	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at December 31, 2018 and  2017 is as follows:

	December 31,
	2018	2017
	(In thousands)
Contractual required payments receivable:	$1,304,545	$1,481,616
Less: Non-accretable discount	345,423	352,431
Cash expected to be collected	959,122	1,129,185
Less: Accretable yield	269,510	308,913
Carrying amount, gross	689,612	820,272
Less: allowance for loan and lease losses	42,010	45,755
Carrying amount, net	$647,602	$774,517

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At December 31, 2018 and 2017, Oriental had $44.5 million and $50.3 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(27,248)	(14,160)	(2,360)	(871)	(44,639)
Change in expected cash flows	-	7,895	890	484	9,269
Transfer (to) non-accretable discount	949	(3,991)	(1,053)	62	(4,033)
Balance at end of year	$232,199	$36,508	$243	$560	$269,510

Non-Accretable Discount Activity:
Balance at beginning of year	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(6,665)	(4,241)	142	(277)	(11,041)
Transfer from accretable yield	(949)	3,991	1,053	(62)	4,033
Balance at end of year	$291,887	$10,346	$24,245	$18,945	$345,423

	Year Ended December 31, 2017
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$292,115	$50,366	$8,538	$3,682	$354,701
Accretion	(30,205)	(20,572)	(6,339)	(1,841)	(58,957)
Change in actual and expected losses	2	22,250	170	143	22,565
Transfer (to) from non-accretable discount	(3,414)	(5,280)	397	(1,099)	(9,396)
Balance at end of year	$258,498	$46,764	$2,766	$885	$308,913

Non-Accretable Discount Activity:
Balance at beginning of year	$305,615	$16,965	$22,407	$18,120	$363,107
Change in actual and expected losses	(9,528)	(11,649)	1,040	65	(20,072)
Transfer from (to) accretable yield	3,414	5,280	(397)	1,099	9,396
Balance at end of year	$299,501	$10,596	$23,050	$19,284	$352,431

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$268,794	$65,026	$21,578	$6,290	$361,688
Accretion	(32,834)	(26,254)	(13,567)	(2,982)	(75,637)
Change in actual and expected losses	(1)	14,259	1,251	(242)	15,267
Transfer (to) from non-accretable discount	56,156	(2,665)	(724)	616	53,383
Balance at end of year	$292,115	$50,366	$8,538	$3,682	$354,701

Non-Accretable Discount Activity:
Balance at beginning of year	$374,772	$18,545	$22,039	$18,834	$434,190
Change in actual and expected losses	(13,001)	(4,245)	(356)	(98)	(17,700)
Transfer from (to) accretable yield	(56,156)	2,665	724	(616)	(53,383)
Balance at end of year	$305,615	$16,965	$22,407	$18,120	$363,107

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at December 31, 2018 and 2017 is as follows:

	December 31
	2018	2017
	(In thousands)
Contractual required payments receivable:	$156,722	$179,960
Less: Non-accretable discount	2,959	5,845
Cash expected to be collected	153,763	174,115
Less: Accretable yield	41,699	49,672
Carrying amount, gross	112,064	124,443
Less: Allowance for loan and lease losses	24,971	25,174
Carrying amount, net	$87,093	$99,269

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$41,474	$6,751	$1,447	$-	$-	$49,672
Accretion	(5,964)	(6,430)	-	(52)	(389)	(12,835)
Change in expected cash flows	(1,129)	5,023	-	(329)	700	4,265
Transfer from (to) non-accretable discount	3,353	(2,034)	(792)	381	(311)	597
Balance at end of year	$37,734	$3,310	$655	$-	$-	$41,699

Non-Accretable Discount Activity:
Balance at beginning of year	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected losses	53	(2,310)	-	381	(413)	(2,289)
Transfer from (to) accretable yield	(3,353)	2,034	792	(381)	311	(597)
Balance at end of year	$1,276	$-	$1,550	$-	$133	$2,959

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2017
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of year	$45,839	$16,475	$2,194	-	$-	$64,508
Accretion	(7,180)	(12,985)	(82)	(30)	(283)	(20,560)
Change in actual and expected losses	121	1,881	121	(217)	759	2,665
Transfer from (to) non-accretable discount	2,694	1,380	(786)	247	(476)	3,059
Balance at end of year	$41,474	$6,751	$1,447	$-	$-	$49,672

Non-Accretable Discount Activity:
Balance at beginning of year	$8,441	$3,880	$11	$-	$8	$12,340
Change in actual and expected losses	(1,171)	(2,224)	(39)	247	(249)	(3,436)
Transfer (to) from accretable yield	(2,694)	(1,380)	786	(247)	476	(3,059)
Balance at end of year	$4,576	$276	$758	$-	$235	$5,845

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$51,954	$26,970	$2,255	$-	$3,212	$84,391
Accretion	(8,942)	(19,593)	(90)	(60)	(1,813)	(30,498)
Change in expected cash flows	2,134	13,722	1	(15)	(1,386)	14,456
Transfer from (to) non-accretable discount	693	(4,624)	28	75	(13)	(3,841)
Balance at end of period	$45,839	$16,475	$2,194	$-	$-	$64,508

Non-Accretable Discount Activity:
Balance at beginning of period	$12,869	$-	$-	$-	$8,287	$21,156
Change in actual and expected cash flows	(3,735)	(744)	39	75	(8,292)	(12,657)
Transfer (to) from accretable yield	(693)	4,624	(28)	(75)	13	3,841
Balance at end of period	$8,441	$3,880	$11	$-	$8	$12,340

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,538	$3,070
Years 2003 and 2004	5,818	6,380
Year 2005	3,600	3,280
Year 2006	5,140	5,905
Years 2007, 2008 and 2009	6,697	7,984
Years 2010, 2011, 2012, 2013	8,427	6,259
Years 2014, 2015, 2016, 2017 and 2018	1,462	1,649
	33,682	34,527
Non-traditional	3,085	3,543
Loss mitigation program	22,107	16,783
	58,874	54,853
Commercial
Commercial secured by real estate
Institutional	9,911	118
Middle market	7,266	11,394
Retail	16,123	14,438
	33,300	25,950
Other commercial and industrial
Middle market	6,481	6,323
Retail	2,629	2,929
Floor plan	46	51
	9,156	9,303
	42,456	35,253
Consumer
Credit cards	411	1,227
Overdrafts	-	31
Personal lines of credit	31	102
Personal loans	2,909	900
Cash collateral personal loans	3	312
	3,354	2,572
Auto and leasing	13,494	4,232
Total non-accrual originated loans	$118,178	$96,910

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31,
	2018	2017
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$54	$119
Floor plan	888	928
	942	1,047
Other commercial and industrial
Retail	8	221
Floor plan	-	2
	8	223
	950	1,270
Consumer
Credit cards	380	1,310
Personal loans	18	45
	398	1,355
Auto	200	179
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,548	2,804
Total non-accrual loans	$119,726	$99,714

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

At December 31, 2018 and 2017, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $112.9 million and $109.2 million, respectively, as they are performing under their new terms.

At December 31, 2018 and 2017, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $21.2 million and $20.1 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $82.0 million and $72.3 million at December 31, 2018 and 2017, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $8.4 million and $10.6 million at December 31, 2018 and 2017, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $84.2 million and $85.4 million at December 31, 2018 and 2017, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $10.2 million and $9.1 million at December 31, 2018 and 2017, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$54,636	$49,092	$8,434	17%
Residential impaired and troubled-debt restructuring	95,659	84,174	10,186	12%
Impaired loans with no specific allowance:
Commercial	38,241	32,137	N/A	0%
Total investment in impaired loans	$188,536	$165,403	$18,620	11%

	December 31, 2017
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$57,922	$52,585	$10,573	20%
Residential impaired and troubled-debt restructuring	94,971	85,403	9,121	11%
Impaired loans with no specific allowance
Commercial	22,022	18,953	N/A	0%
Total investment in impaired loans	$174,915	$156,941	$19,694	13%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at December 31, 2018 and 2017 are as follows:

	December 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$14	2%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$14	2%

	December 31, 2017
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$20	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$20	3%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at December 31, 2018 and 2017 are as follows:

	December 31, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$498,537	$492,890	$15,225	3%
Commercial	188,413	180,790	20,641	11%
Auto	14,551	14,403	6,144	43%
Total investment in impaired loan pools	$701,501	$688,083	$42,010	6%

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

 Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of December 31, 2018 and 2017 are as follows:

	December 31, 2018
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$70,153	$63,406	$15,382	24%
Commercial	47,342	47,820	9,585	20%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$117,510	$111,230	$24,971	22%

	December 31, 2017
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$81,132	$69,538	$15,187	22%
Commercial	58,099	53,793	9,983	19%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$139,246	$123,335	$25,174	20%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018		2017		2016
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$1,624	$44,727	$1,538	$25,797	$452	$118,980
Residential troubled-debt restructuring	2,556	84,494	3,301	87,414	3,190	91,139
Impaired loans with no specific allowance
Commercial	1,091	26,199	875	36,666	1,941	40,443
Total interest income from impaired loans	$5,271	$155,420	$5,714	$149,877	$5,583	$250,562

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$747	$-	$794	$-	$319
Impaired loans with no specific allowance
Commercial	-	-	-	-	-	608
Total interest income from impaired loans	$5,271	$156,167	$5,714	$150,671	$5,583	$251,489

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the years ended December 31, 2018, 2017 and 2016.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	143	$19,029	5.09%	342	$18,237	4.41%	314
Commercial	23	26,019	5.75%	118	25,973	5.64%	136
Consumer	174	2,313	13.24%	51	2,332	9.86%	61
Auto	2	40	10.42%	37	40	10.28%	32

	Year Ended December 31, 2017
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	85	$10,441	6.23%	390	$10,343	4.40%	384
Commercial	24	13,828	6.05%	57	13,829	5.73%	62
Consumer	107	1,391	11.68%	62	1,430	10.85%	69
Auto	9	134	7.24%	66	135	11.75%	37

	Year Ended December 31, 2016
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	90	$11,684	6.05%	351	$11,625	4.77%	439
Commercial	20	9,833	5.73%	64	10,151	5.93%	116
Consumer	75	817	13.60%	73	902	11.23%	66

The following table presents troubled-debt restructurings for which there was a payment default during the years ended December 31, 2018, 2017 and 2016:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2018		2017		2016
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	23	$3,262	34	$3,129	19	$2,241
Commercial	4	$2,141	5	$452	2	$157
Consumer	28	$341	20	$249	11	$126

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018 and 2017, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	December 31, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$289,052	$246,711	$26,544	$15,797	$-	$-
Institutional	69,613	59,509	-	10,104	-	-
Middle market	207,463	151,638	32,638	23,187	-	-
Retail	224,114	198,402	3,996	21,716	-	-
Floor plan	4,184	2,890	-	1,294	-	-
Real estate	19,009	19,009	-	-	-	-
	813,435	678,159	63,178	72,098	-	-
Other commercial and industrial:
Corporate	179,885	154,629	25,256	-	-	-
Institutional	156,410	156,410	-	-	-	-
Middle market	87,967	63,876	13,737	10,354	-	-
Retail	310,212	307,160	318	2,734	-	-
Floor plan	49,679	47,092	2,541	46	-	-
	784,153	729,167	41,852	13,134	-	-
Total	1,597,588	1,407,326	105,030	85,232	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	54	-	-	54	-	-
Floor plan	982	94	-	888	-	-
	1,036	94	-	942	-	-
Other commercial and industrial:
Retail	1,510	1,510	-	-	-	-
	1,510	1,510	-	-	-	-
Total	2,546	1,604	-	942	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	527,732	493,952	-	33,780	-	-
Non-traditional	14,273	11,188	-	3,085	-	-
Loss mitigation program	106,833	87,444	-	19,389	-	-
Home equity secured personal loans	250	250	-	-	-	-
GNMA's buy-back option program	19,721	-	-	19,721	-	-
	668,809	592,834	-	75,975	-	-

Consumer:
Credit cards	28,034	27,623	-	411	-	-
Overdrafts	214	204	-	10	-	-
Unsecured personal lines of credit	1,917	1,895	-	22	-	-
Unsecured personal loans	303,119	301,857	-	1,262	-	-
Cash collateral personal loans	15,696	15,693	-	3	-	-
	348,980	347,272	-	1,708	-	-
Auto and Leasing	1,129,695	1,116,201	-	13,494	-	-
Total	2,147,484	2,056,307	-	91,177	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	21,822	21,442	-	380	-	-
Personal loans	2,166	2,148	-	18	-	-
	23,988	23,590	-	398	-	-
Auto	4,435	4,235	-	200	-	-
	28,423	27,825	-	598	-	-
	$3,776,041	$3,493,062	$105,030	$177,949	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at December 31, 2018 and 2017 was as follows:

	December 31,
	2018	2017
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$19,783	$20,439
Commercial	30,326	30,258
Consumer	15,571	16,454
Auto and leasing	29,508	25,567
Total allowance for originated and other loans and lease losses	95,188	92,718

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	22	42
Consumer	1,905	3,225
Auto	135	595
	2,062	3,862
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	15,225	14,085
Commercial	20,641	23,691
Consumer	-	18
Auto	6,144	7,961
	42,010	45,755
Total allowance for acquired BBVAPR loans and lease losses	44,072	49,617
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	15,382	15,187
Commercial	9,585	9,983
Consumer	4	4
Total allowance for acquired Eurobank loan and lease losses	24,971	25,174
Total allowance for loan and lease losses	$164,231	$167,509

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

During 2018, Oriental continued its monitoring process of the performance of those affected borrowers. As information became available, it was incorporated into the allowance framework.

At December 31, 2018 and 2017, Oriental's allowance for loan and lease losses incorporated all risks associated to our loan portfolio, including the impact of hurricanes Irma and Maria.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Year Ended December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(5,297)	(6,782)	(17,629)	(42,685)	(72,393)
Recoveries	1,047	654	1,757	19,344	22,802
Provision for loan and lease losses	3,594	6,196	14,989	27,282	52,061
Balance at end of year	$19,783	$30,326	$15,571	$29,508	$95,188

	Year Ended December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$17,344	$8,995	$13,067	$19,463	$431	$59,300
Charge-offs	(6,623)	(7,684)	(13,641)	(33,908)	-	(61,856)
Recoveries	585	1,281	1,209	12,314	-	15,389
Provision (recapture) for originated and other loan and lease losses	9,133	27,666	15,819	27,698	(431)	79,885
Balance at end of year	$20,439	$30,258	$16,454	$25,567	$-	$92,718

	Year Ended December 31, 2016
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of year	$18,352	$64,791	$11,197	$18,261	$25	$112,626
Charge-offs	(6,767)	(62,445)	(11,554)	(31,731)	-	(112,497)
Recoveries	330	460	452	12,871	-	14,113
Provision for originated and other loan and lease losses	5,429	6,189	12,972	20,062	406	45,058
Balance at end of year	$17,344	$8,995	$13,067	$19,463	$431	$59,300

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,186	$8,434	$-	$-	$18,620
Collectively evaluated for impairment	9,597	21,892	15,571	29,508	76,568
Total ending allowance balance	$19,783	$30,326	$15,571	$29,508	$95,188
Loans:
Individually evaluated for impairment	$84,174	$81,229	$-	$-	$165,403
Collectively evaluated for impairment	584,635	1,516,359	348,980	1,129,695	3,579,669
Total ending loan balance	$668,809	$1,597,588	$348,980	$1,129,695	$3,745,072

	December 31, 2017
	Mortgage	Commercial	Consumer	Auto and Leasing	Unallocated	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$9,121	$10,573	$-	$-	$-	$19,694
Collectively evaluated for impairment	11,318	19,685	16,454	25,567	-	73,024
Total ending allowance balance	$20,439	$30,258	$16,454	$25,567	$-	$92,718
Loans:
Individually evaluated for impairment	$85,403	$71,538	$-	$-	$-	$156,941
Collectively evaluated for impairment	598,204	1,235,723	330,039	883,985	-	3,047,951
Total ending loan balance	$683,607	$1,307,261	$330,039	$883,985	$-	$3,204,892

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$42	$3,225	$595	$3,862
Charge-offs	(6)	(2,459)	(372)	(2,837)
Recoveries	23	480	831	1,334
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	(37)	659	(919)	(297)
Balance at end of year	$22	$1,905	$135	$2,062

	Year Ended December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$169	$3,028	$1,103	$4,300
Charge-offs	(132)	(3,048)	(976)	(4,156)
Recoveries	5	446	1,420	1,871
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	-	2,799	(952)	1,847
Balance at end of year	$42	$3,225	$595	$3,862

	Year Ended December 31, 2016
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of year	$26	$3,429	$2,087	$5,542
Charge-offs	(42)	(3,619)	(2,155)	(5,816)
Recoveries	73	301	1,945	2,319
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	112	2,917	(774)	2,255
Balance at end of year	$169	$3,028	$1,103	$4,300

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14	$-	$-	$14
Collectively evaluated for impairment	8	1,905	135	2,048
Total ending allowance balance	$22	$1,905	$135	$2,062
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	1,799	23,988	4,435	30,222
Total ending loan balance	$2,546	$23,988	$4,435	$30,969

	December 31, 2017
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$20	$-	$-	$20
Collectively evaluated for impairment	22	3,225	595	3,842
Total ending allowance balance	$42	$3,225	$595	$3,862
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	3,633	28,915	21,969	54,517
Total ending loan balance	$4,380	$28,915	$21,969	$55,264

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$14,085	$23,691	$18	$7,961	45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,331	1,360	(18)	(887)	1,786
Allowance de-recognition	(191)	(4,410)	-	(930)	(5,531)
Balance at end of year	$15,225	$20,641	$-	$6,144	42,010

	Year Ended December 31, 2017
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$2,682	$23,452	$-	$4,922	$31,056
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	11,497	9,758	18	3,408	24,681
Allowance de-recognition	(94)	(9,519)	-	(369)	(9,982)
Balance at end of year	$14,085	$23,691	$18	$7,961	$45,755

	Year Ended December 31, 2016
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of year	$1,762	$21,161	$-	$2,862	$25,785
Provision for acquired BBVAPR loans and ease losses accounted for under ASC 310-30	1,105	11,710	-	2,693	15,508
Loan pools fully charged-off	(14)	(66)	-	(202)	(282)
Allowance de-recognition	(171)	(9,353)	-	(431)	(9,955)
Balance at end of year	$2,682	$23,452	$-	$4,922	$31,056

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the years ended December 31, 2018, 2017 and 2016 were as follows:

	Year Ended December 31, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$15,187	$9,983	$4	$25,174
Provision for loan and lease losses, net	1,806	761	-	2,567
Allowance de-recognition	(1,611)	(1,159)	-	(2,770)
Balance at end of year	$15,382	$9,585	$4	$24,971

	Year Ended December 31, 2017
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of year	$11,947	$9,328	$6	$21,281
Provision for acquired Eurobank loan and lease losses, net	5,045	1,680	-	6,725
Allowance de-recognition	(1,805)	(1,025)	(2)	(2,832)
Balance at end of year	$15,187	$9,983	$4	$25,174

	Year Ended December 31, 2016
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of year	$22,570	$67,365	$243	$90,178
Provision (recapture) for acquired Eurobank loan and lease losses, net	1,080	1,183	(8)	2,255
FDIC shared-loss portion of provision for covered loan and lease losses, net	3,391	-	-	3,391
Loan pools fully charged-off	-	(134)	-	(134)
Allowance de-recognition	(15,094)	(59,086)	(229)	(74,409)
Balance at end of year	$11,947	$9,328	$6	$21,281

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 8- FDIC SHARED-LOSS AGREEMENTS

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

The following table presents the activity in the FDIC indemnification asset and true-up payment obligation for the years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
FDIC indemnification asset:
Balance at beginning of year	$-	$14,411	$22,599
Shared-loss agreements reimbursements from the FDIC	-	-	(1,573)
Increase in expected credit losses to be covered under shared-loss agreements, net	-	-	3,391
FDIC indemnification asset benefit (expense)	-	1,403	(8,040)
Net expenses incurred under shared-loss agreements	-	-	(1,966)
Shared-loss termination settlement	-	(15,814)	-
Balance at end of year	$-	$-	$14,411

True-up payment obligation:
Balance at beginning of year	$-	$26,786	$24,658
Change in true-up payment obligation	-	-	2,128
Shared-loss termination settlement	-	(26,786)	-
Balance at end of year	$-	$-	$26,786

Oriental recognized an FDIC shared-loss (benefit) expense, net in the consolidated statements of operations, which consists of the following, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
FDIC indemnification asset (benefit) expense	$-	$(1,403)	$8,040
Change in true-up payment obligation	-	-	2,128
Reimbursement to FDIC for recoveries	-	-	3,413
Total FDIC shared-loss (benefit) expense, net	$-	$(1,403)	$13,581

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 9 —  FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$14,283	$18,347	$11,544	$44,174
Decline in value	(1,535)	(2,899)	(1,323)	(5,757)
Additions	6,674	9,832	3,505	20,011
Sales	(9,851)	(10,663)	(4,146)	(24,660)
Balance at end of year	$9,571	$14,617	$9,580	$33,768

	Year Ended December 31, 2017
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$12,390	$21,379	$13,751	$47,520
Decline in value	(1,913)	(2,850)	(1,797)	(6,560)
Additions	10,565	9,416	3,120	23,101
Sales	(6,615)	(9,453)	(3,530)	(19,598)
Other adjustments	(144)	(145)	-	(289)
Balance at end of year	$14,283	$18,347	$11,544	$44,174

	Year Ended December 31, 2016
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$10,324	$26,757	$21,095	$58,176
Decline in value	(1,966)	(6,124)	(4,913)	(13,003)
Additions	10,170	7,872	3,591	21,633
Sales	(6,138)	(7,126)	(6,022)	(19,286)
Balance at end of year	$12,390	$21,379	$13,751	$47,520

NOTE 10 —  PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017 are stated at cost less accumulated depreciation and amortization as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Useful Life	December 31,
	(Years)	2018	2017
		(In thousands)
Land	—	$5,028	$5,638
Buildings and improvements	40	67,856	64,277
Leasehold improvements	5 — 10	18,274	20,647
Furniture and fixtures	3 — 7	17,137	16,242
Information technology and other	3 — 7	24,855	28,783
		133,150	135,587
Less: accumulated depreciation and amortization		(64,258)	(67,727)
		$68,892	$67,860

Depreciation and amortization of premises and equipment totaled  $8.9 million in 2018, $9.0 million in 2017 and $9.4 million in 2016. These are included in the consolidated statements of operations as part of occupancy and equipment expenses.

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

At December 31, 2018, the servicing asset amounted to $10.7 million ($9.8 million — December 31, 2017) related to mortgage servicing rights.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the changes in servicing rights measured using the fair value method for years ended December 31, 2018, 2017, and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Fair value at beginning of year	$9,821	$9,858	$7,455
Servicing from mortgage securitizations or asset transfers	1,481	1,658	2,616
Changes due to payments on loans	(814)	(590)	(489)
Changes in fair value due to changes in valuation model inputs or assumptions	228	(1,105)	276
Fair value at end of year	$10,716	$9,821	$9,858

The following table presents key economic assumption ranges used in measuring the mortgage-related servicing asset fair value for the years ended 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
Constant prepayment rate	4.30% - 9.02%	3.94% - 8.49%	4.24% - 9.14%
Discount rate	10.00% - 12.00%	10.00% - 12.00%	10.00% - 12.00%

The sensitivity of the current fair value of servicing assets to immediate 10 percent and 20 percent adverse changes in the above key assumptions were as follows:

December 31, 2018
(In thousands)
Mortgage-related servicing asset
Carrying value of mortgage servicing asset	$10,716
Constant prepayment rate
Decrease in fair value due to 10% adverse change	$(207)
Decrease in fair value due to 20% adverse change	$(406)
Discount rate
Decrease in fair value due to 10% adverse change	$(489)
Decrease in fair value due to 20% adverse change	$(939)

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

Servicing fee income is based on a contractual percentage of the outstanding principal balance and is recorded as income when earned. Servicing fees on mortgage loans for the years ended 2018, 2017 and 2016 totaled $4.1 million, $3.9 million and $3.7 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$14	$-
Interest rate swaps not designated as hedges	126	618
Interest rate caps	207	153
	$347	$771
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$-	$510
Interest rate swaps not designated as hedges	126	618
Interest rate caps	207	153
	$333	$1,281

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

The following table shows a summary of these swaps and their terms at December 31, 2018:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$33,964	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$33,964

An accumulated unrealized gain of $14 thousand and a loss of $510 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at December 31, 2018 and 2017, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At December 31, 2018 and 2017, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $126 thousand and $618 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2018 and 2017, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $126 thousand and $618 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at December 31, 2018:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of December 31, 2018 and  2017, the outstanding total notional amount of interest rate caps was $150.9 million and $152.6 million, respectively. At December 31, 2018 and 2017, the interest rate caps sold to clients represented a liability of $207 thousand and $153 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At December 31, 2018 and 2017, the interest rate caps purchased as mirror-images represented an asset of $207 thousand and $153 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 13 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at December 31, 2018 and 2017 consists of the following:

	December 31,
	2018	2017
	(In thousands)
Loans, excluding acquired loans	$30,409	$46,936
Investments	3,845	3,033
	$34,254	$49,969

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accrued interest receivable at December 31, 2017, included $39.7 million, resulting from the loan payment moratorium. Accrued interest receivable resulting from the loan payment moratorium has been decreasing, as most moratoriums have expired. Some of these accrued interests are payable at the end of the loan term.

Other assets at December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
	(In thousands)
Prepaid expenses	$9,788	$9,200
Other repossessed assets	2,986	3,548
Core deposit and customer relationship intangibles	3,369	4,687
Tax credits	2,277	4,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	37,842	41,898
	$57,345	$64,693

Prepaid expenses amounting to $9.8 million and $9.2 million at December 31, 2018 and 2017, respectively, include prepaid municipal, property and income taxes aggregating to $5.5million and $5.7 million, respectively.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At December 31, 2018 and 2017 this core deposit intangible amounted to $2.5 million and $3.3 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At December 31, 2018 and 2017, this customer relationship intangible amounted to $888 thousand and $1.4 million, respectively.

Other repossessed assets totaled $3.0 million and $3.5 million at December 31, 2018 and 2017, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

At December 31, 2018 and 2017, tax credits for Oriental totaled $2.3 million and $4.3 million, respectively. These tax credits do not have an expiration date.

NOTE 14—  DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of December 31, 2018 and 2017 consist of the following:

	December 31,
	2018	2017
	(In thousands)
Non-interest bearing demand deposits	$1,105,324	$969,525
Interest-bearing savings and demand deposits	2,274,423	2,274,116
Retail certificates of deposit	805,712	827,359
Institutional certificates of deposit	197,559	209,951
Total core deposits	4,383,018	4,280,951
Brokered deposits	525,097	518,531
Total deposits	$4,908,115	$4,799,482

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $500.8 million in certificates of deposits and $24.3 million in money market accounts at December 31, 2018, and $471.6 million in certificates of deposits and $46.9 million in money market accounts at December 31, 2017.

The weighted average interest rate of Oriental’s deposits was 0.67%  and 0.65%, respectively, at December 31, 2018 and 2017. Interest expense for the years ended December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Demand and savings deposits	$12,478	$11,426	$12,004
Certificates of deposit	20,475	18,872	17,249
	$32,953	$30,298	$29,253

At December 31, 2018 and 2017, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $346.0 million and $359.6 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $19.6 million and $3.5 million at a weighted average rate of 116.4% and 0.28% at December 31, 2018 and 2017, respectively.

At December 31, 2018 and 2017, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $207.4 million and $153.1 million, respectively. These public funds were collateralized with commercial loans amounting to $281.2 million and $173.0 million at December 31, 2018 and 2017, respectively.

Excluding accrued interest of approximately $3.1 million, the scheduled maturities of certificates of deposit at December 31, 2018 and 2017 are as follows:

	December 31,
	2018	2017
	(In thousands)
Within one year:
Three (3) months or less	$305,088	$316,382
Over 3 months through 1 year	545,363	508,285
	850,451	824,667
Over 1 through 2 years	484,197	470,670
Over 2 through 3 years	89,340	137,016
Over 3 through 4 years	34,018	36,125
Over 4 through 5 years	42,998	38,623
	$1,501,004	$1,507,101

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.1 million and $2.2 million as of December 31, 2018 and 2017, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15—  BORROWINGS AND RELATED INTEREST

     Securities Sold under Agreements to Repurchase

At December 31, 2018, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted.  The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements.  The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $785 thousand and $369 thousand, respectively, at December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Short-term fixed-rate repurchase agreements, interest ranging from 2.45% to 2.95%	$214,723	$-
Long-term fixed-rate repurchase agreements, interest ranging from 1.42% to 2.86% (December 31, 2017: 1.42% to 1.85%)	240,000	192,500
Total assets sold under agreements to repurchase	$454,723	$192,500

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Repurchase agreements mature as follows:

	December 31,
	2018	2017
	(In thousands)
Less than 90 days	$214,723	$-
Over 90-days	240,000	192,500
Total	$454,723	$192,500

The following securities were sold under agreements to repurchase:

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$496,814	$454,723	$487,181	3.01%
Total	$496,814	$454,723	$487,181	3.01%

	December 31, 2017
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$207,506	$192,500	$205,483	3.03%
Total	$207,506	$192,500	$205,483	3.03%

The following summarizes significant data on securities sold under agreements to repurchase as of December 31, 2018, 2017 and 2016, excluding accrued interest:

	December 31,
	2018	2017	2016
	(In thousands)
Average daily aggregate balance outstanding	$357,086	$393,133	$663,845
Maximum outstanding balance at any month-end	$457,053	$606,210	$902,500
Weighted average interest rate during the year	2.17%	1.80%	2.83%
Weighted average interest rate at year end	2.49%	1.63%	2.47%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At December 31, 2018 and 2017, these advances were secured by mortgage and commercial loans amounting to $847.3 million and $1.3 billion, respectively. Also, at December 31,

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2018 and 2017, Oriental had an additional borrowing capacity with the FHLB-NY of $762.0 million and $920.0 million, respectively. At December 31, 2018 and 2017, the weighted average remaining maturity of FHLB’s advances was 26.6 months and 3.2 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of December 31, 2018.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $176 thousand and $322 thousand, at December 31, 2018 and 2017, respectively:

	December 31
	2018	2017
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.61% (December 31, 2017 - 1.49%)	33,572	35,113
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.89% (December 31, 2017 - 2.24%)	43,872	64,208
	$77,444	99,321

Advances from FHLB mature as follows:

December 31,
2018
(In thousands)
Under 90 days	33,572
Over one to three years	8,867
Over three to five years	35,005
$77,444

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at December 31, 2018 and 2017, respectively.

In August 2003, the Statutory Trust II, a special purpose entity of the Company, was formed for the purpose of issuing trust redeemable preferred securities. In September 2003, $35.0 million of trust redeemable preferred securities were issued by the Statutory Trust II as part of a pooled underwriting transaction.

The proceeds from this issuance were used by the Statutory Trust II to purchase a like amount of a floating rate junior subordinated deferrable interest debenture issued by Oriental. The subordinated deferrable interest debenture has a par value of $36.1 million, bears interest based on 3-month LIBOR plus 295 basis points (5.74% at December 31, 2018; 4.55.% at December 31, 2017), is payable quarterly, and matures on September 17, 2033. It may be called at par after five years and quarterly thereafter (next call date March 2019). The trust redeemable preferred securities have the same maturity and call provisions as the subordinated deferrable interest debenture. The subordinated deferrable interest debenture issued by Oriental is accounted for as a liability denominated as a subordinated capital note on the consolidated statements of financial condition.

The subordinated capital note is treated as Tier 1 capital for regulatory purposes. Under the Dodd-Frank Act and the Basel III capital rules issued by the federal banking regulatory agencies in July 2013, bank holding companies are prohibited from including in their Tier 1 capital hybrid debt and equity securities, including trust preferred securities, issued on or after May 19, 2010. Any such instruments issued before May 19, 2010 by a bank holding company, such as Oriental, with total consolidated assets of less than $15

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

billion as of December 31, 2009, may continue to be included as Tier 1 capital. Therefore, Oriental is permitted to continue to include its existing trust preferred securities as Tier 1 capital.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at December 31, 2018 and 2017:

December 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$347	$-	$347	$2,037	$-	$(1,690)

December 31, 2017
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$771	$-	$771	$2,010	$-	$(1,239)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$333	$-	$333	$-	$1,980	$(1,647)
Securities sold under agreements to repurchase	454,723	-	454,723	487,181	-	(32,458)
Total	$455,056	$-	$455,056	$487,181	$1,980	$(34,105)

December 31, 2017
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,281	$-	$1,281	$-	$1,980	$(699)
Securities sold under agreements to repurchase	192,500	-	192,500	205,483	-	(12,983)
Total	$193,781	$-	$193,781	$205,483	$1,980	$(13,682)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 — EMPLOYEE BENEFIT PLAN

Oriental has a profit sharing plan containing a cash or deferred arrangement qualified under Sections 1081.01(a) and 1081.01(d) of the Puerto Rico Internal Revenue Code of 2011, as amended, (the "PR Code"), and Sections 401(a) and 401(k) of the United States Internal Revenue Code of 1986, as amended. This plan is subject to the provisions of Title I of the Employee Retirement Income Security Act of 1976, as amended (“ERISA”). This plan covers all full-time employees of Oriental who are age 21 or older. Under this plan, participants may contribute each year up to $18,500. Oriental's matching contribution is 50 cents for each dollar contributed by an employee, up to 4% of such employee’s base salary. It is invested in accordance with the employee’s decision among the available investment alternatives provided by the plan. This plan is entitled to acquire and hold qualified employer securities as part of its investment of the trust assets pursuant to ERISA Section 407. Oriental contributed $853 thousand, $835 thousand and $792 thousand in cash during 2018, 2017 and 2016, respectively. Oriental’s contribution becomes 100% vested once the employee completes three years of service.

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

NOTE 18 —  RELATED PARTY TRANSACTIONS

Oriental grants loans to its directors, executive officers and to certain related individuals or organizations in the ordinary course of business. These loans are offered at the same terms as loans to unrelated third parties. The activity and balance of these loans for the years December 31, 2018, 2017, and 2016 was as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Balance at the beginning of year	$28,138	$29,020	$31,475
New loans and disbursements	10,388	2,875	2,329
Repayments	(10,006)	(3,757)	(4,784)
Balance at the end of year	$28,520	$28,138	$29,020

Oriental also hires professional services amounting to $1.5 million from a related party.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 19 —  INCOME TAXES

Oriental is subject to the dispositions of the 2011 Puerto Rico Internal Revenue Code, as amended (the “Puerto Rico Code”).  For 2018, the Puerto Rico Code imposed a maximum statutory corporate tax rate of 39%. Oriental has operations in U.S. through its wholly owned subsidiary OPC, a retirement plan administration based in Florida. Also, in October 2017, Oriental expanded its operations in U.S. through the Bank's wholly owned subsidiary OFG USA. Both subsidiaries are subject to state and federal taxes. OPC is subject to Florida state taxes and OFG USA is subject to North Carolina state taxes. OFG USA elected to be classified as a corporation.

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

The components of income tax expense for the years ended December 31, 2018, 2017, and 2016 are as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Current income tax expense	$33,618	$19,101	$2,768
Deferred income tax expense (benefit)	14,772	(3,658)	23,226
Total income tax expense (benefit)	$48,390	$15,443	$25,994

In relation to the exempt income level, the Bank’s investment securities portfolio and loans portfolio generated net tax-exempt interest income of $11.0 million at 2018 and $10.0 million at both, 2017 and 2016. OIB generated exempt income of $5.3 million, $9.6 million and $10.3 million for 2018, 2017 and 2016, respectively.

Oriental maintained an effective tax rate lower than statutory rate for the year ended December 31, 2018, mainly by investing in tax-exempt obligations, doing business through its international banking entity Oriental International Bank and by expanding its subsidiary operations in the U.S., which are taxed at a lower rate.

Oriental’s income tax expense differs from amounts computed by applying the applicable statutory rate to income before income taxes as follow:

	Year Ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Income tax expense at statutory rates	$51,792	39.00%	$26,555	39.00%	$33,220	39.00%
Tax effect of exempt and excluded income, net	(6,645)	-5.01%	(9,506)	-13.96%	(11,178)	-13.12%
Disallowed net operating loss carryover	269	0.20%	281	0.41%	1,406	1.65%
Change in valuation allowance	1,504	1.13%	(305)	-0.45%	(9)	-0.01%
Release of unrecognized tax benefits, net	(386)	-0.29%	(775)	-1.14%	(135)	-0.16%
Capital (gain) loss at preferential rate	(20)	-0.02%	(279)	-0.41%	2,394	2.81%
Effect of change in tax rate	4,069	3.06%	-	0.00%	-	0.00%
Other items, net	(2,193)	-1.63%	(528)	-0.79%	296	0.34%
Income tax expense	$48,390	36.44%	$15,443	22.66%	$25,994	30.51%

Oriental’s effective tax rate for the years ended December 31, 2018 was 36.44%, and it was mainly affected by the discrete tax adjustments related to recent changes in the tax legislation and changes to the proportion of exempt income to total income.  For the years ended December 31, 2017 and 2016, effective tax rate was  22.7% and 30.5%, respectively.  On December 10, 2018, the Puerto

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rico government enacted Act 257-2018 introducing several amendments to the Puerto Rico Code.  Some of the most relevant  income tax changes include: a reduction of the maximum corporate income tax rate to 37.5%, from 39%, and a restriction of the use of partnership gains to offset current and accumulated operating losses generated by a corporate partner. The change in tax rate resulted in the reduction of Oriental’s deferred tax assets by $4.1 million, generating a discrete tax expense for the period. In addition, the restriction on the use of partnership gains to offset the partner’s current and accumulated operating losses, resulted in a change in outlook as to the realizability of the Holding company’s deferred tax assets resulting in an increase in valuation allowance of $1.5 million. The 2018 effective tax rate included discrete items and the impact of recent tax legislation changes, that increased the effective tax rate by 2.8%. Act 257-2018 also contains other provisions, effective January 1, 2019, however Oriental’s does not expect that the recent tax legislation will result in significant changes on its 2019 effective tax rate.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At December 31, 2018, the amount of unrecognized tax benefits was $875 thousand (December 31, 2017 - $1.3 million).  Oriental had accrued $81 thousand at December 31, 2018  (December 31, 2017 - $97 thousand) for the payment of interest and penalties relating to unrecognized tax benefits and released $466 thousand due to expiration of statute of limitation.

The following table presents a reconciliation of unrecognized tax benefits:

	Year Ended December 31,
	2018	2017	2016
	In thousands)
Balance at beginning of year	$1,260	$2,040	$2,175
Additions for tax positions of prior years	81	97	229
Additions due to new tax positions	-	-	999
Reduction for tax positions as a result of lapse of statute of limitations	(466)	(877)	(1,363)
Balance at end of year	$875	$1,260	$2,040

Oriental follows a two-step approach for recognizing and measuring uncertain tax positions.  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals of litigation processes, if any.  The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. The amount of unrecognized tax benefits may increase or decrease in the future due to new or current tax year positions, expiration of open income tax returns, changes in management’s judgment about the level of uncertainty, status of examinations, litigations and legislative activity.

The statute of limitations under the Puerto Rico Code is four years and the statute of limitations for federal tax purposes is three years, after a tax return is due or filed, whichever is later. Oriental is potentially subject to income tax audits in the Commonwealth of Puerto Rico for taxable years 2014 to 2017, until the applicable statute of limitations expires. In addition, Oriental’s US subsidiaries are potentially subject to income tax audits by the IRS for taxable years 2015 to 2017. Tax audits by their nature are often complex and can require several years to complete.

The determination of the deferred tax expense or benefit is generally based on changes in the carrying amounts of assets and liabilities that generate temporary differences. The carrying value of Oriental’s net deferred tax assets assumes that Oriental will be able to generate sufficient future taxable income based on estimates and assumptions. If these estimates and related assumptions change in the future, Oriental may be required to record valuation allowances against its deferred tax assets resulting in additional income tax expense in the consolidated statements of operations. Significant components of Oriental’s deferred tax assets and liabilities as of December 31, 2018, and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Deferred tax asset:
Allowance for loan and lease losses and other reserves	$85,227	$97,682
Loans and other real estate valuation adjustment	7,842	10,457
Net operating loss carry forwards	5,466	5,169
Alternative minimum tax	14,631	15,672
Acquired portfolio	35,753	35,293
Other assets allowances	966	858
Other deferred tax assets	5,298	5,304
Total gross deferred tax asset	155,183	170,435
Less: valuation allowance	(4,629)	(3,135)
Net gross deferred tax assets	150,554	167,300
Deferred tax liability:
FDIC-assisted acquisition, net	(22,825)	(24,564)
Customer deposit and customer relationship intangibles	(1,263)	(1,828)
Building valuation ajustment	(8,284)	(9,069)
Servicing asset	(4,018)	(3,830)
Other deferred tax liabilities	(401)	(588)
Total gross deferred tax liabilities	(36,791)	$(39,879)
Net deferred tax asset	$113,763	$127,421

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of December 31, 2018 and 2017, Oriental's net deferred tax asset, net of a valuation allowance of $4.6 million and $3.1 million, respectively, amounted to $113.8 million and $127.4 million, respectively. As discussed above, the deferred tax assets as of December 31, 2018 are affected by a change in tax legislation which resulted in a reduction of $4.1 million in deferred tax assets and an increase in valuation allowance of $1.5 million. The increase in valuation allowance was related to a change in outlook as to the realizability of the Holding company’s deferred tax assets. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is dependent upon the generation of future income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future income, and tax planning strategies in making this assessment. Based upon the assessment of positive and negative evidence, the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset are deductible, management believes it is more likely than not that Oriental will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 2018. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carry-forward period are reduced.

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

Pursuant to the Dodd-Frank Act, federal banking regulators adopted capital rules based on the framework of the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), which became effective January 1, 2015 for Oriental and the Bank (subject to certain phase-in periods through January 1, 2019) and that replaced their general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules. Among other matters, the Basel III capital rules: (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”) and related regulatory capital ratio of CET1 to risk-weighted assets; (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting certain revised requirements; (iii) mandate that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital; and (iv) expand the scope of the deductions from and adjustments to capital as compared to prior regulations. The Basel III capital rules prescribe a new standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, and resulting in higher risk weights for a variety of asset classes.

Pursuant to the Basel III capital rules, the minimum capital ratios requirements are as follows:

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

As of December 31, 2018 and 2017, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of December 31, 2018 and 2017, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of December 31, 2018 and 2017 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of December 31, 2018
Total capital to risk-weighted assets	$990,499	20.48%	$386,977	8.00%	$483,721	10.00%
Tier 1 capital to risk-weighted assets	$928,577	19.20%	$290,233	6.00%	$386,977	8.00%
Common equity tier 1 capital to risk-weighted assets	$811,707	16.78%	$217,675	4.50%	$314,419	6.50%
Tier 1 capital to average total assets	$928,577	14.22%	$261,125	4.00%	$326,406	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$899,258	20.34%	$353,653	8.00%	$442,067	10.00%
Tier 1 capital to risk-weighted assets	$842,133	19.05%	$265,240	6.00%	$353,653	8.00%
Common equity tier 1 capital to risk-weighted assets	$644,804	14.59%	$198,930	4.50%	$287,343	6.50%
Tier 1 capital to average total assets	$842,133	13.92%	$242,057	4.00%	$302,571	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of December 31, 2018
Total capital to risk-weighted assets	$949,596	19.68%	$385,992	8.00%	$482,490	10.00%
Tier 1 capital to risk-weighted assets	$887,918	18.40%	$289,494	6.00%	$385,992	8.00%
Common equity tier 1 capital to risk-weighted assets	$887,918	18.40%	$217,120	4.50%	$313,618	6.50%
Tier 1 capital to average total assets	$887,918	13.68%	$259,547	4.00%	$324,434	5.00%
As of December 31, 2017
Total capital to risk-weighted assets	$879,648	19.92%	$353,265	8.00%	$441,581	10.00%
Tier 1 capital to risk-weighted assets	$822,776	18.63%	$264,949	6.00%	$353,265	8.00%
Common equity tier 1 capital to risk-weighted assets	$822,776	18.63%	$198,712	4.50%	$287,028	6.50%
Tier 1 capital to average total assets	$822,776	13.63%	$241,417	4.00%	$301,771	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 – EQUITY-BASED COMPENSATION PLAN

The Omnibus Plan provides for equity-based compensation incentives through the grant of stock options, stock appreciation rights, restricted stock, restricted stock units, and dividend equivalents, as well as equity-based performance awards.

The activity in outstanding options for the years ended December 31, 2018, 2017, and 2016 is set forth below:

	Year Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	Of	Exercise	Of	Exercise	Of	Exercise
	Options	Price	Options	Price	Options	Price
Beginning of year	845,619	$14.14	917,269	$14.08	951,523	$12.45
Options exercised	(101,268)	13.41	(71,150)	12.96	(24,752)	12.43
Options forfeited	(5,025)	17.05	(500)	15.26	(9,502)	16.65
End of year	739,326	$14.28	845,619	$14.14	917,269	$14.08

The following table summarizes the range of exercise prices and the weighted average remaining contractual life of the options outstanding at December 31, 2018:

	Outstanding			Exercisable
			Weighted
			Average
		Weighted	Contract Life		Weighted
	Number of	Average	Remaining	Number of	Average
Range of Exercise Prices	Options	Exercise Price	(Years)	Options	Exercise Price
$5.63 to $8.45	3,532	8.28	0.3	3,532	8.28
11.27 to 14.08	313,394	11.81	2.2	313,394	11.81
14.09 to 16.90	265,675	15.40	4.7	228,625	15.29
16.91 to 19.71	156,725	17.00	6.2	78,362	17.44
	739,326	$14.28	3.9	623,913	$13.77
Aggregate Intrinsic Value	$1,767,596			$1,754,258

There were no options granted during 2018, 2017 and 2016. The average fair value of each option granted would have been estimated at the date of the grant using the Black-Scholes option pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no restrictions and are fully transferable and negotiable in a free trading market. Black-Scholes does not consider the employment, transfer or vesting restrictions that are inherent in Oriental’s stock options. Use of an option valuation model, as required by GAAP, includes highly subjective assumptions based on long-term predictions, including the expected stock price volatility and average life of each option grant.

The following table summarizes the activity in restricted units under the Omnibus Plan for the years ended December 31, 2018, 2017 and 2016:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31,
	2018		2017		2016
		Weighted		Weighted		Weighted
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Units	Fair Value	Units	Fair Value	Units	Fair Value
Beginning of year	105,800	$14.19	59,800	$16.64	138,400	$16.17
Restricted units granted	176,250	12.12	83,000	13.31	-	-
Restricted units lapsed	(24,017)	17.12	(33,100)	16.10	(76,903)	16.04
Restricted units forfeited	(3,983)	12.48	(3,900)	16.79	(1,697)	17.02
End of year	254,050	$12.50	105,800	$14.19	59,800	$16.64

The total unrecognized compensation cost related to non-vested restricted units to members of management at December 31, 2018 was $2.3 million and is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 22 – STOCKHOLDERS’ EQUITY

    Preferred Stock and Common Stock

On October 22, 2018, Oriental announced the mandatory conversion of its Series C preferred stock into common stock. Each share of Series C preferred stock was converted into 86.4225 shares of common stock. There were 84,000 shares of Series C preferred stock outstanding, all of which were converted to common stock. Upon conversion, the Series C preferred stock is no longer outstanding and all rights with respect to the Series C preferred stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C preferred stock and any required cash-in-lieu of fractional shares. At December 31, 2018 preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively. At December 31, 2017, preferred and common stock paid-in capital amounted $176.0 and $52.6 million, respectively.

   Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both December 31, 2018 and 2017, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for preferred and common stock, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At December 31, 2018 and 2017, the Bank’s legal surplus amounted to $90.2 million and $81.5 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the years ended December 31, 2018, 2017 and 2016, Oriental did not repurchase any shares under the program.

At December 31, 2018 the number of shares that may yet be purchased under the $70 million program is estimated at 469,675 and was calculated by dividing the remaining balance of $7.7 million by $16.46 (closing price of Oriental's common stock at December 31, 2018).

The activity in connection with common shares held in treasury by Oriental for the years ended December 31, 2018, 2017 and 2016 is set forth below:

	Year Ended December 31,
	2018		2017		2016
		Dollar		Dollar		Dollar
	Shares	Amount	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,678,427	$104,502	8,711,025	$104,860	8,757,960	$105,379
Common shares used upon lapse of restricted stock units	(87,117)	(869)	(32,598)	(358)	(46,935)	(519)
End of period	8,591,310	$103,633	8,678,427	$104,502	8,711,025	$104,860

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of December 31, 2018 and 2017 consisted of:

	December 31,
	2018	2017
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(12,654)	$(3,003)
Income tax effect of unrealized loss on securities available-for-sale	1,682	365
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(10,972)	(2,638)
Unrealized gain (loss) on cash flow hedges	14	(510)
Income tax effect of unrealized (gain) loss on cash flow hedges	(5)	199
Net unrealized gain (loss) on cash flow hedges	9	(311)
Accumulated other comprehensive (loss), net of income taxes	$(10,963)	$(2,949)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)
Other comprehensive loss before reclassifications	(8,104)	(1,555)	(9,659)
Amounts reclassified out of accumulated other comprehensive income (loss)	(230)	1,875	1,645
Other comprehensive income (loss)	(8,334)	320	(8,014)
Ending balance	$(10,972)	$9	$(10,963)

	Year Ended December 31, 2017
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$2,209	$(613)	$1,596
Other comprehensive loss before reclassifications	(11,563)	(186)	(11,749)
Amounts reclassified out of accumulated other comprehensive income (loss)	6,716	488	7,204
Other comprehensive income (loss)	(4,847)	302	(4,545)
Ending balance	$(2,638)	$(311)	$(2,949)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$16,924	(2,927)	13,997
Other comprehensive loss before reclassifications	(26,661)	(1,628)	(28,289)
Amounts reclassified out of accumulated other comprehensive income (loss)	11,946	3,942	15,888
Other comprehensive income (loss)	(14,715)	2,314	(12,401)
Ending balance	$2,209	$(613)	$1,596

The following table presents reclassifications out of accumulated other comprehensive income for the years ended December 31, 2018, 2017 and 2016:

	Amount reclassified out of accumulated other comprehensive income			Affected Line Item in Consolidated Statement of Operations

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,875	$488	$3,642
Tax effect from changes in tax rates	-	-	300	Income tax expense
Available-for-sale securities:				Net interest expense
Gain on sale of investments	-	6,896	12,207
Residual tax effect from OIB's change in applicable tax rate	5	104	32	Net impairment losses recognized in earnings
Tax effect from changes in tax rates	(235)	(284)	(293)	Income tax expense
	$1,645	$7,204	$15,888

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 24 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)
Net income	$84,410	$52,646	$59,186
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(6,511)	(6,512)	(6,512)
Convertible preferred stock (Series C)	(5,513)	(7,350)	(7,350)
Income available to common shareholders	$72,386	$38,784	$45,324
Effect of assumed conversion of the convertible preferred stock	5,513	7,350	7,350
Income available to common shareholders assuming conversion	$77,899	$46,134	$52,674

Weighted average common shares and share equivalents:
Average common shares outstanding	45,400	43,939	43,913
Effect of dilutive securities:
Average potential common shares-options	142	19	37
Average potential common shares-assuming conversion of convertible preferred stock	5,807	7,138	7,138
Total weighted average common shares outstanding and equivalents	51,349	51,096	51,088
Earnings per common share - basic	$1.59	$0.88	$1.03
Earnings per common share - diluted	$1.52	$0.88	$1.03

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the last quarter of 2018, Oriental converted all of its outstanding Series C Preferred Stock into Oriental common stock. Each of the 84,000 Series C Preferred Stock shares were converted into 86.4225 shares of common stock. In computing diluted earnings per common share during 2016, 2017 and the first nine months of 2018, the 84,000 shares of Series C Preferred Stock that remained outstanding, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the years ended December 31, 2018, 2017 and 2016 on the convertible preferred stock were added back as income available to common shareholders.

For the years ended December 31, 2018, 2017 and 2016, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 432,522, 932,306, and 949,134, respectively.

NOTE 25 – GUARANTEES

At December 31, 2018 and 2017, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $23.9 million and $21.1 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At December 31, 2018 and 2017, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $5.4 million and $6.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016

Balance at beginning of period	$358	$710	$439
Net (charge-offs/terminations) recoveries	(12)	(352)	271
Balance at end of period	$346	$358	$710

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During 2018, Oriental repurchased approximately $705 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  During 2017, Oriental repurchased $107 thousand of unpaid principal balance in mortgage loans subject to the credit recourse provisions.  If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At December 31, 2018, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $346 thousand (December 31, 2017– $358 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the year ended December 31, 2018, Oriental repurchased $7.7 million (December 31, 2017 – $3.1 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During 2018, 2017, and 2016, Oriental recognized $556 thousand, $260 thousand and $380 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $160 thousand, $477 thousand and $1.3 million, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At December 31, 2018, Oriental serviced $895.6 million (December 31, 2017 - $864.9 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At December 31, 2018, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $706 thousand (December 31, 2017 - $440 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit-related financial instruments at December 31, 2018 and 2017 were as follows:

	December 31,
	2018	2017
	(In thousands)
Commitments to extend credit	$541,423	$485,019
Commercial letters of credit	340	494

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

At December 31, 2018 and 2017, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $627 thousand and $567 thousand, at December 31, 2018 and 2017, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at December 31, 2018 and 2017, is as follows:

	December 31,
	2018	2017
	(In thousands)
Standby letters of credit and financial guarantees	$23,889	$21,107
Loans sold with recourse	5,414	6,420

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Lease Commitments

Oriental has entered into various operating lease agreements for branch facilities and administrative offices. Rent expense for the years ended December 31, 2018, 2017, and 2016, amounted to $9.0 million, $9.9 million and $8.5 million, respectively, and is included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations. Future rental commitments under leases in effect at December 31, 2018, exclusive of taxes, insurance, and maintenance expenses payable by Oriental, are summarized as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$5,618
2020	4,293
2021	3,360
2022	2,494
2023	1,968
Thereafter	6,679
$24,412

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

Investment securities

The fair value of investment securities is based on quoted market prices, when available, or market prices provided by Interactive Data Corporation ("IDC"), an independent, well-recognized pricing company.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value. If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At December 31, 2018 and 2017, Oriental did not have investment securities classified as Level 3.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$841,857	$-	$841,857
Trading securities	-	360	-	360
Money market investments	4,930	-	-	4,930
Derivative assets	-	347	-	347
Servicing assets	-	-	10,716	10,716
Derivative liabilities	-	(333)	-	(333)
	$4,930	$842,231	$10,716	$857,877
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$81,976	$81,976
Foreclosed real estate	-	-	33,768	33,768
Other repossessed assets	-	-	2,986	2,986
	$-	$-	$118,730	$118,730

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

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2018, 2017 and 2016:

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Year Ended December 31,
	2018	2017
Balance at beginning of period	$9,821	$9,858
New instruments acquired	1,481	1,658
Principal repayments	(814)	(590)
Changes in fair value of servicing assets	228	(1,105)
Balance at end of period	$10,716	$9,821

	Year Ended December 31, 2016
Level 3 Instruments Only	Derivative asset (S&P Purchased Options)	Servicing Assets	Derivative liability (S&P Embeded Options)	Total
	(In thousands)
Balance at beginning of period	$1,171	$7,455	$(1,095)	$7,531
Gains (losses) included in earnings	(1,171)	-	1,067	(104)
New instruments acquired	-	2,616	-	2,616
Principal repayments	-	(489)	-	(489)
Amortization	-	-	28	28
Changes in fair value of servicing assets	-	276	-	276
Balance at end of period	$-	$9,858	$-	$9,858

During the years ended December 31, 2018, 2017 and 2016, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at December 31, 2018:

	December 31, 2018
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,716	Cash flow valuation	Constant prepayment rate	4.30% -9.02%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$36,618	Fair value of property or collateral	Appraised value less disposition costs	17.20% - 36.20%

Other non-collateral dependent impaired loans	$45,358	Cash flow valuation	Discount rate	4.25% - 12.25%

Foreclosed real estate	$33,768	Fair value of property or collateral	Appraised value less disposition costs	17.20% - 36.20%

Other repossessed assets	$2,986	Fair value of property or collateral	Estimated net realizable value less disposition costs	38.00% - 62.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at December 31, 2018 and 2017 is as follows:

	December 31,
	2018		2017
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$447,033	$447,033	$485,203	$485,203
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$360	$360	$191	$191
Investment securities available-for-sale	$841,857	$841,857	$645,797	$645,797
Investment securities held-to-maturity	$410,353	$424,740	$497,681	$506,064
Federal Home Loan Bank (FHLB) stock	$12,644	$12,644	$13,995	$13,995
Other investments	$3	$3	$3	$3
Derivative assets	$347	$347	$771	$771
Financial Liabilities:
Derivative liabilities	$333	$333	$1,281	$1,281
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$4,106,628	$4,431,594	$3,842,907	$4,056,329
Accrued interest receivable	$34,254	$34,254	$49,969	$49,969
Servicing assets	$10,716	$10,716	$9,821	$9,821
Accounts receivable and other assets	$37,842	$37,842	$41,898	$41,898
Financial Liabilities:
Deposits	$4,881,903	$4,908,115	$4,782,197	$4,799,482
Securities sold under agreements to repurchase	$453,135	$455,508	$191,104	$192,869
Advances from FHLB	$78,503	$77,620	$99,509	$99,643
Other borrowings	$1,214	$1,214	$153	$153
Subordinated capital notes	$36,184	$36,083	$33,080	$36,083
Accrued expenses and other liabilities	$87,665	$87,665	$86,791	$86,791

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at December 31, 2018 and 2017:

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 28 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Banking service revenues:
Checking accounts fees	$5,878	$6,903	$7,511
Savings accounts fees	635	601	548
Electronic banking fees	32,431	28,174	30,081
Credit life commissions	541	492	636
Branch service commissions	1,581	811	620
Servicing and other loan fees	1,844	1,758	1,689
International fees	718	712	528
Miscellaneous income	10	17	34
Total banking service revenues	43,638	39,468	41,647

Wealth management revenue:
Insurance income	6,956	6,652	7,287
Broker fees	6,996	7,131	8,385
Trust fees	10,878	10,930	10,789
Retirement plan and administration fees	1,095	1,048	971
Investment banking fees	9	29	1
Total wealth management revenue	25,934	25,790	27,433

Mortgage banking activities:
Net servicing fees	5,024	3,865	6,058
Net gains on sale of mortgage loans and valuation	305	923	693
Other	(562)	(738)	(1,730)
Total mortgage banking activities	4,767	4,050	5,021
Total banking and financial service revenues	$74,339	$69,308	$74,101

In May 2014 issued ASU No. 2014-09 - Revenue from Contracts with Customers (ASC 606) to clarify the principles for recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, provide a more robust framework for addressing the revenue issues, improve comparability in revenue recognition and to simplify the preparation of financial statements by reducing the number of requirements t which an entity must refer.

The standard defines revenue (ASC-606-10-20) as inflows or other enhancements of assets of an entity or settlements of its liabilities (or a combination of both) from delivering or producing goods, rendering services, or other activities that constitute the entity’s ongoing major or central operations.

Revenue is recognized when (or as) the performance obligation is satisfied by transferring control of a promised good or service to a customer, either at a point in time or over time.  Where a performance obligation is satisfied over time, the related revenue is also recognized over time.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following is a description of the nature and timing of revenue streams from contracts with customers:

Banking Revenue Services

•         Electronic banking fees are credit and debit card processing services, use of the Bank’s ATMs by non-customers, debit card interchange income and service charges on deposits accounts. Revenue is recorded once the contracted service has been provided.

•         Service charges on checking and saving accounts as consumer periodic maintenance revenue is recognized once the service is rendered, while overdraft and late charges revenue are recorded after the contracted service has been provided.

•         Other income as credit life commissions, servicing and other loan fees, international fees, and miscellaneous fees recognized as banking revenue services are out of the scope  of the 606 guideline.

Wealth Management Revenue

•         Insurance income from commissions and sale of annuities are recorded once the sale has been completed.

•         Brokers fees consist of two categories:

-       Wealth management service revenue subject to commission represents sales commissions generated by advisors for their clients’ purchases and sales of securities on exchanges and over-the-counter, as well as purchases of other investment products like mutual funds, and are collected once the stand alone transactions are completed at trade date or as earned. Also, managed account fees which are fees charged to advisors’ clients’ accounts on the Company corporate advisory platform. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

-       Wealth management service revenue not subject to commission are primarily revenues from transactions related to mutual funds for providing distribution services and, in turn, compensates service provider who entered into agreements with the Company to provide such services netted against revenues, as well as trailer fees (also known as 12-b1 fess). These fees are considered variable and are recognized over time, as the uncertainty of the fees to be received is resolved as NAV is determined and investor activity occurs. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

•         Retirement plan and administration fees are revenues related to the payment received from the clients of OPC for provide assistance with the planning, design, administration, act as third party administrator, daily record keeping services of retirement plans. Fees are collected once the stand alone transaction was completed at trade date.  Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

•         Trust fees are revenues related to the full fiduciary services of 401k, the dividend growth IRA, and retirement plans which include investment management, payment of distributions, if any, safekeeping, custodial services of plan assets, servicing of Trust officers, on-going due diligence of the Trust, and recordkeeping of transactions. Fees are billed based on services contracted.  Negotiated fees are detailed in the contract. Fees collected in advance, are amortized over the term of the contract. Fees are collected on a monthly basis once the administrative service has been completed.  Monthly fee does not include future services.

•         Investment banking fees as compensation fees are out of the scope of the 606 guideline.

Mortgage Banking Activities

•         Mortgage banking activities as servicing fees, gain on sale of mortgage loans valuation and other are out of the scope of the 606 guideline.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 29 –  BUSINESS SEGMENTS

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$320,084	$46	$40,289	$360,419	$-	$360,419
Interest expense	(29,746)	-	(14,779)	(44,525)	-	(44,525)
Net interest income	290,338	46	25,510	315,894	-	315,894
Provision for loan and lease losses, net	(55,885)	-	(223)	(56,108)	-	(56,108)
Non-interest income	53,592	26,457	46	80,095	-	80,095
Non-interest expenses	(186,460)	(16,440)	(4,181)	(207,081)	-	(207,081)
Intersegment revenue	2,126	-	-	2,126	(2,126)	-
Intersegment expenses	-	(788)	(1,338)	(2,126)	2,126	-
Income before income taxes	$103,711	$9,275	$19,814	$132,800	$-	$132,800
Income tax expense	40,447	3,617	4,326	48,390	-	48,390
Net income	$63,264	$5,658	$15,488	$84,410	$-	$84,410
Total assets	$5,863,067	$25,757	$1,708,455	$7,597,279	$(1,013,927)	$6,583,352

	Year Ended December 31, 2017
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$311,503	$53	$34,091	$345,647	$-	$345,647
Interest expense	(26,308)	-	(15,167)	(41,475)	-	(41,475)
Net interest income	285,195	53	18,924	304,172	-	304,172
Provision for loan and lease losses, net	(113,108)	-	(31)	(113,139)	-	(113,139)
Non-interest income	45,102	26,069	7,516	78,687	-	78,687
Non-interest expenses	(184,567)	(13,486)	(3,578)	(201,631)	-	(201,631)
Intersegment revenue	1,604	-	748	2,352	(2,352)	-
Intersegment expenses	(748)	(1,137)	(467)	(2,352)	2,352	-
Income before income taxes	$33,478	$11,499	$23,112	$68,089	$-	$68,089
Income tax expense (benefit)	13,057	4,485	(2,099)	15,443	-	15,443
Net income	$20,421	$7,014	$25,211	$52,646	$-	$52,646
Total assets	$5,597,077	$25,980	$1,536,417	$7,159,474	$(970,421)	$6,189,053

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2016
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$321,868	$65	$34,659	$356,592	$-	$356,592
Interest expense	(27,838)	-	(29,327)	(57,165)	-	(57,165)
Net interest income	294,030	65	5,332	299,427	-	299,427
Provision for non-covered loan and lease losses	(65,076)	-	-	(65,076)	-	(65,076)
Non-interest income	35,587	26,788	4,444	66,819	-	66,819
Non-interest expenses	(193,156)	(17,443)	(5,391)	(215,990)	-	(215,990)
Intersegment revenue	1,521	-	883	2,404	(2,404)	-
Intersegment expenses	(883)	(1,108)	(413)	(2,404)	2,404	-
Income before income taxes	$72,023	$8,302	$4,855	$85,180	$-	$85,180
Income tax expense (benefit)	28,089	3,238	(5,333)	25,994	-	25,994
Net income	$43,934	$5,064	$10,188	$59,186	$-	$59,186
Total assets	$5,584,866	$23,315	$1,837,514	$7,445,695	$(943,871)	$6,501,824

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 30 – OFG BANCORP (HOLDING COMPANY ONLY) FINANCIAL INFORMATION

As a bank holding company subject to the regulations and supervisory guidance of the Federal Reserve Board, Oriental generally should inform the Federal Reserve Board and eliminate, defer or significantly reduce its dividends if: (i) its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or (iii) it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  The payment of dividends by the Bank to Oriental may also be affected by other regulatory requirements and policies, such as the maintenance of certain regulatory capital levels. During 2018, 2017 and 2016, Oriental Insurance paid $4.0 million, $4.0 million and $5.0 million, respectively, in dividends to Oriental. Oriental Financial Services paid $1.0 million in dividends to Oriental during 2016 but did not pay any dividends during 2017 and 2018.

The following condensed financial information presents the financial position of the holding company only as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years ended December 31, 2018, 2017 and 2016:

OFG BANCORP

CONDENSED STATEMENTS OF FINANCIAL POSITION INFORMATION

(Holding Company Only)

	December 31,
	2018	2017
	(In thousands)
ASSETS
Cash and cash equivalents	$39,207	$24,430
Investment in bank subsidiary, equity method	983,718	941,198
Investment in nonbank subsidiaries, equity method	19,341	20,231
Due from bank subsidiary,net	40	22
Deferred tax asset, net	-	2,230
Other assets	1,122	1,616
Total assets	$1,043,428	$989,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Dividend payable	5,219	6,504
Due to affiliates	14	-
Accrued expenses and other liabilities	2,235	2,033
Subordinated capital notes	36,083	36,083
Total liabilities	43,551	44,620
Stockholders’ equity	999,877	945,107
Total liabilities and stockholders’ equity	$1,043,428	$989,727

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF OPERATIONS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Income:
Interest income	$477	$188	$174
Gain on sale of securities	-	-	211
Investment trading activities, net and other	6,003	4,511	4,066
Total income	6,480	4,699	4,451
Expenses:
Interest expense	1,905	1,556	1,370
Operating expenses	7,980	6,700	7,179
Total expenses	9,885	8,256	8,549
Loss before income taxes	(3,405)	(3,557)	(4,098)
Income tax expense	2,400	403	518
Loss before changes in undistributed earnings of subsidiaries	(5,805)	(3,960)	(4,616)
Equity in undistributed earnings from:
Bank subsidiary	87,128	51,612	58,580
Nonbank subsidiaries	3,087	4,994	5,222
Net income	$84,410	$52,646	$59,186

OFG BANCORP

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME INFORMATION

(Holding Company Only)

	Year ended December 31,
	2018	2017	2016
	(In thousands)
Net income	$84,410	$52,646	$59,186
Other comprehensive loss before tax:
Unrealized loss on securities available-for-sale	-	-	(204)
Other comprehensive income from bank subsidiary	(8,014)	(4,545)	(12,238)
Other comprehensive loss before taxes	(8,014)	(4,545)	(12,442)
Income tax effect	-	-	41
Other comprehensive loss after taxes	(8,014)	(4,545)	(12,401)
Comprehensive income	$76,396	$48,101	$46,785

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG BANCORP

CONDENSED STATEMENTS OF CASH FLOWS INFORMATION

(Holding Company Only)

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$84,410	$52,646	$59,186
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings from banking subsidiary	(87,128)	(51,612)	(58,580)
Equity in undistributed earnings from nonbanking subsidiaries	(3,087)	(4,994)	(5,222)
Amortization of investment securities premiums, net of accretion of discounts	-	-	12
Realized gain on sale of securities	-	-	211
Stock-based compensation	1,401	1,109	1,270
Employee benefit adjustment	-	(99)	-
Deferred income tax, net	2,230	414	444
Net decrease (increase) in other assets	372	(205)	42
Net (decrease) increase in accrued expenses and other liabilities	203	(1,185)	800
Dividends from banking subsidiary	37,700	26,743	17,600
Dividends from non-banking subsidiary	4,000	4,002	6,000
Net cash provided by operating activities	40,101	26,819	21,763
Cash flows from investing activities:
Maturities and redemptions of investment securities available-for-sale	-	-	702
Proceeds from sales of investment securities available-for-sale	-	-	4,888
Net decrease in due from bank subsidiary, net	-	307	317
Net decrease in due to non-bank subsidiary, net	14	-	-
Proceeds from sales of premises and equipment	200	-	324
Capital contribution to banking subsidiary	(1,105)	(788)	(894)
Capital contribution to non-banking subsidiary	(24)	(50)	(68)
Additions to premises and equipment	(97)	(19)	(381)
Net cash (used in) provided by investing activities	(1,012)	(550)	4,888
Cash flows from financing activities:
Proceeds from (payments to) exercise of stock options and lapsed restricted units, net	508	-	(315)
Dividends paid	(24,820)	(24,412)	(24,003)
Net cash used in financing activities	(24,312)	(24,412)	(24,318)
Net change in cash and cash equivalents	14,777	1,857	2,333
Cash and cash equivalents at beginning of year	24,430	22,573	20,240
Cash and cash equivalents at end of year	$39,207	$24,430	$22,573

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Oriental’s management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. As of December 31, 2018, an evaluation was carried out under the supervision and with the participation of Oriental’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of Oriental’s disclosure controls and procedures. Based upon such evaluation, the CEO and CFO have concluded that, as of the end of the period covered by this annual report on Form 10-K, Oriental’s disclosure controls and procedures provided reasonable assurance of effectiveness in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by Oriental in the reports that it files or submits under the Securities Exchange Act of 1934. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within Oriental to disclose material information otherwise required to be set forth in Oriental’s periodic reports.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the last quarter of the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

The following table shows certain information pertaining to the awards under the Omnibus Plan as of December 31, 2018:

	(a)		(b)		(c)
Number of Securities
	Number of Securities to be		Weighted-Average		Remaining Available for
	Issued Upon Exercise of		Exercise Price of		Future Issuance Under Equity
	Outstanding Options,		Outstanding Options,		Compensation Plans (excluding
	Warrants and Rights		Warrants and Rights		those reflected in column (a))

Plan Category
Equity compensation plans approved by shareholders:
Omnibus Plan	993,376	(1)	$10.63	(2)	$832,146
	993,376		$10.63		832,146

(1) Includes 739,326 stock options and 254,050 restricted stock units.
(2) Exercise price related to stock options.

Oriental recorded $1.401 million, $1.109 million and $1.270 million related to stock-based compensation expense during the years ended December 31, 2018, 2017 and 2016, respectively.

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

Management’s Report on Internal Control Over Financial Reporting
Financial Statements:
Reports of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
Consolidated Statements of Financial Condition as of December 31, 2018 and 2017
Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016
Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016
Notes to the Consolidated Financial Statements

Financial Statement Schedules

No schedules are presented because the information is not applicable or is included in the accompanying consolidated financial statements or in the notes thereto described above.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

Exhibits

Exhibit No.:	Description Of Document:

2.1

Purchase and Assumption Agreement — Whole Bank, All Deposits, dated as of April 30, 2010, among the Federal Deposit Insurance Corporation, Receiver of Eurobank, San Juan, Puerto Rico, the Federal Deposit Insurance Corporation, and Oriental Bank and Trust.(1)

2.2	Acquisition Agreement dated as of June 28, 2012 between Oriental and BBVA relating to the purchase and sale of 100% of the Common Stock of BBVAPR Holding and BBVA Securities.(2)

3.1	Composite Certificate of Incorporation. (3)

3.2	By-Laws.(4)

4.1	Certificate of Designation of the 7.125% Noncumulative Monthly Income Preferred Stock, Series A. (5)

4.2	Certificate of Designation of the 7.0% Noncumulative Monthly Income Preferred Stock, Series B. (6)

4.3	Certificate of Designations of 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(7)

4.4	Form of Certificate for the 7.125% Noncumulative Monthly Income Preferred Stock, Series A.(8)

4.5	Form of Certificate for the 7.0% Noncumulative Monthly Income Preferred Stock, Series B. (9)

4.6	Form of Certificate for the 7.125% Non-Cumulative Perpetual Preferred Stock, Series D.(7)

10.1	Change in Control Compensation Agreement between Oriental and José R. Fernández.(10)

10.2	Change in Control Compensation Agreement between Oriental and Ganesh Kumar (11)

10.3	Technology Outsourcing Agreement dated as of January 26, 2007, between Oriental and Metavante Corporation.(12)

10.4	OFG Bancorp 2007 Omnibus Performance Incentive Polan, as amended and restated. (13)

10.5	Form of qualified stock option award and agreement (14)

10.6	Form of restricted stock award and agreement (15)

10.7	Form of restricted unit award and agreement (16)
10.8	Form of performance shares award and agreement (17)

10.9	Employment Agreement dated as of February 28, 2018 between Oriental and José R. Fernández (18)
10.10	Amendment, effective as of December 19, 2018, to Employment Agreement between Oriental and José R. Fernández

10.11	Amendment dated as of May 31, 2018 to Technology Outsourcing Agreement between Oriental and Metavante Corporation (19)
10.12

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

101.1

The following materials from Oriental’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Changes in Stockholders’ Equity, (iv) Consolidated Statements of Comprehensive Income, and (v) Consolidated Statements of Cash Flow.

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

(4)    Incorporated herein by reference to Exhibit 3.1 of Oriental’s current report on Form 8-K filed with the SEC on January 30, 2018.

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

(8)    Incorporated herein by reference to Exhibit 4.2 of Oriental’s registration statement on Form S-3 filed with the SEC on April 2, 1999.

(9)    Incorporated herein by reference to Exhibit 4.2 of Oriental’s registration statement on Form S-3, as amended, filed with the SEC on September 23, 2003.

(10)   Incorporated herein by reference to Exhibit 10.12 of Oriental’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(11)   Incorporated herein by reference to Exhibit 10.14 of Oriental’s annual report on Form 10-K filed with the SEC on September 13, 2005.

(12)   Incorporated herein by reference to Exhibit 10.23 of Oriental’s annual report on Form 10-K filed with the SEC on March 28, 2007. Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(13)   Incorporated herein by reference to Exhibit 4.1 of Oriental’s registration statement on Form S-8 filed with the SEC on October 7, 2013.

(14)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(15)   Incorporated herein by reference to Exhibit 10.2 of Oriental’s registration statement on Form S-8 filed with the SEC on November 30, 2007.

(16)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on May 8, 2015.

(17)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on November 2, 2018.

(18)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on May 4, 2018.

(19)   Incorporated herein by reference to Exhibit 10.1 of Oriental’s quarterly report on Form 10-Q filed with the SEC on August 3, 2018.  Portions of this exhibit have been omitted pursuant to a request for confidential treatment.

(20)   Incorporated herein by reference to Exhibit 10.1 of Oriental's current report on Form 8-K filed with the SEC on February 7, 2017.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG BANCORP

By:	/s/ José Rafael Fernández	Dated: March 8, 2019
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi Díaz	Dated: March 8, 2019
Maritza Arizmendi Díaz
Executive Vice President and Chief Financial Officer

By:	/s/ Krisen Aguirre Torres	Dated: March 8, 2019
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

By:	/s/ Julian Inclán	Dated: March 8, 2019
Julian Inclán
Chairman of the Board

By:	/s/ José Rafael Fernández	Dated: March 8, 2019
José Rafael Fernández
Vice Chairman of the Board

By:	/s/ Juan Carlos Aguayo	Dated: March 8, 2019
Juan Carlos Aguayo
Director

By:	/s/ Jorge Colón Gerena	Dated: March 8, 2019
Jorge Colón Gerena
Director

By:	/s/ Pedro Morazzani	Dated: March 8, 2019
Pedro Morazzani
Director

By:	/s/ Edwin Pérez Hernández	Dated: March 8, 2019
Edwin Pérez Hernández
Director

By:	/s/ Néstor de Jesús	Dated: March 8, 2019
Néstor de Jesús
Director