Form 10-Q
period 2019-03-31
OFG BANCORP
filed 2019-05-06
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12647

OFG Bancorp

Incorporated in the Commonwealth of Puerto Rico, IRS Employer Identification No. 66-0538893

Principal Executive Offices:

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

Telephone Number: (787) 771-6800

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 51,329,431 common shares ($1.00 par value per share) outstanding as of April 30, 2019

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

•      a credit default by municipalities of the government of Puerto Rico;

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018

	March 31,	December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$498,328	$442,103
Money market investments	7,665	4,930
Total cash and cash equivalents	505,993	447,033
Restricted cash	3,030	3,030
Investments:
Trading securities, at fair value, with amortized cost of $647 (December 31, 2018 - $647)	381	360
Investment securities available-for-sale, at fair value, with amortized cost of $1,248,749 (December 31, 2018 - $854,511)	1,239,469	841,857
Investment securities held-to-maturity, at amortized cost, with fair value of $410,353 at December 31, 2018	-	424,740
Federal Home Loan Bank (FHLB) stock, at cost	12,800	12,644
Other investments	3	3
Total investments	1,252,653	1,279,604
Loans:
Loans held-for-sale, at lower of cost or fair value	7,682	10,368
Loans held for investment, net of allowance for loan losses of $162,488 (December 31, 2018 - $164,231)	4,393,719	4,421,226
Total loans	4,401,401	4,431,594
Other assets:
Foreclosed real estate	30,865	33,768
Accrued interest receivable	33,152	34,254
Deferred tax asset, net	112,744	113,763
Premises and equipment, net	69,017	68,892
Customers' liability on acceptances	25,791	16,937
Servicing assets	10,623	10,716
Derivative assets	110	347
Goodwill	86,069	86,069
Operating lease right-of-use assets	20,860	-
Other assets	50,883	57,345
Total assets	$6,603,191	$6,583,352

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF MARCH 31, 2019 AND DECEMBER 31, 2018 (CONTINUED)

	March 31,	December 31,
	2019	2018
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,218,186	$2,191,802
Savings accounts	1,252,157	1,212,259
Time deposits	1,426,758	1,504,054
Total deposits	4,897,101	4,908,115
Borrowings:
Securities sold under agreements to repurchase	431,566	455,508
Advances from FHLB	81,111	77,620
Subordinated capital notes	36,083	36,083
Other borrowings	286	1,214
Total borrowings	549,046	570,425
Other liabilities:
Derivative liabilities	439	333
Acceptances executed and outstanding	25,791	16,937
Operating lease liabilities	22,618	-
Accrued expenses and other liabilities	87,004	87,665
Total liabilities	5,581,999	5,583,475
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2018 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,328,431 shares outstanding (December 31, 2018 - 59,885,234;
51,293,924)	59,885	59,885
Additional paid-in capital	619,828	619,381
Legal surplus	92,621	90,167
Retained earnings	268,101	253,040
Treasury stock, at cost, 8,556,803 shares (December 31, 2018 - 8,591,310 shares)	(103,196)	(103,633)
Accumulated other comprehensive loss, net of tax of $1,562 (December 31, 2018 - $1,677)	(8,047)	(10,963)
Total stockholders’ equity	1,021,192	999,877
Total liabilities and stockholders’ equity	$6,603,191	$6,583,352

See notes to unaudited consolidated financial statements

OFG BANCORP

UNADUTIED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018

	Quarter Ended March 31,
	2019	2018
	(In thousands, except per share data)
Interest income:
Loans	$84,119	$74,612
Mortgage-backed securities	7,925	7,051
Investment securities and other	2,666	1,507
Total interest income	94,710	83,170
Interest expense:
Deposits	9,049	7,298
Securities sold under agreements to repurchase	2,785	1,076
Advances from FHLB and other borrowings	563	374
Subordinated capital notes	524	428
Total interest expense	12,921	9,176
Net interest income	81,789	73,994
Provision for loan losses, net	12,249	15,460
Net interest income after provision for loan and lease losses	69,540	58,534
Non-interest income:
Banking service revenue	10,465	10,463
Wealth management revenue	5,882	6,019
Mortgage banking activities	1,206	1,757
Total banking and financial service revenues	17,553	18,239

Other non-interest income	103	275
Total non-interest income, net	17,656	18,514

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018 (CONTINUED)

	Quarter Ended March 31,
	2019	2018
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	20,341	20,608
Occupancy, equipment and infrastructure costs	7,746	7,768
Electronic banking charges	5,065	4,966
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	3,366	3,645
Professional and service fees	3,208	2,694
Taxes, other than payroll and income taxes	2,154	2,260
Information technology expenses	2,507	2,009
Insurance	1,146	1,478
Advertising, business promotion, and strategic initiatives	1,211	1,347
Loan servicing and clearing expenses	1,209	1,161
Communication	741	885
Printing, postage, stationary and supplies	578	644
Director and investor relations	230	240
Other	2,650	2,416
Total non-interest expense	52,152	52,121
Income before income taxes	35,044	24,927
Income tax expense	11,574	8,010
Net income	23,470	16,917
Less: dividends on preferred stock	(1,628)	(3,465)
Income available to common shareholders	$21,842	$13,452
Earnings per common share:
Basic	$0.43	$0.31
Diluted	$0.42	$0.30
Average common shares outstanding and equivalents	51,626	51,121
Cash dividends per share of common stock	$0.07	$0.06

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018

	Quarter Ended March 31,
	2019	2018
	(In thousands)

Net income	$23,470	$16,917
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	3,374	(11,326)
Unrealized (loss) gain on cash flow hedges	(343)	656
Other comprehensive gain (loss) before taxes	3,031	(10,670)
Income tax effect	(115)	1,434
Other comprehensive income (loss) after taxes	2,916	(9,236)
Comprehensive income	$26,386	$7,681

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$176,000
Balance at end of period	92,000	176,000
Common stock:
Balance at beginning of period	59,885	52,626
Balance at end of period	59,885	52,626
Additional paid-in capital:
Balance at beginning of period	619,381	541,600
Stock-based compensation expense	447	291
Stock-based compensation excess tax benefit recognized in income	-	(127)
Lapsed restricted stock units	-	(360)
Balance at end of period	619,828	541,404
Legal surplus:
Balance at beginning of period	90,167	81,454
Transfer from retained earnings	2,454	1,684
Balance at end of period	92,621	83,138
Retained earnings:
Balance at beginning of period	253,040	200,878
Lease standard initial adoption	(736)	-
Net income	23,470	16,917
Cash dividends declared on common stock	(3,591)	(2,638)
Cash dividends declared on preferred stock	(1,628)	(3,465)
Transfer to legal surplus	(2,454)	(1,684)
Balance at end of period	268,101	210,008
Treasury stock:
Balance at beginning of period	(103,633)	(104,502)
Lapsed restricted stock units and options	437	360
Balance at end of period	(103,196)	(104,142)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(10,963)	(2,949)
Other comprehensive (loss), net of tax:	2,916	(9,236)
Balance at end of period	(8,047)	(12,185)
Total stockholders’ equity	$1,021,192	$946,849

See notes to unaudited consolidated financial statements

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$23,470	$16,917
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	809	1,118
Amortization of investment securities premiums, net of accretion of discounts	1,113	1,614
Amortization of core deposit and customer relationship intangibles	292	330
Net change in operating leases	10	-
Depreciation and amortization of premises and equipment	2,095	2,277
Deferred income tax expense, net	1,344	586
Provision for loan losses, net	12,249	15,460
Stock-based compensation	447	291
Stock-based compensation excess tax benefit recognized in income	-	(127)
(Gain) loss on:
Sale of loans	(167)	(87)
Foreclosed real estate and other repossessed assets	1,137	1,284
Sale of other repossessed assets	39	217
Originations of loans held-for-sale	(18,282)	(23,292)
Proceeds from sale of loans held-for-sale	5,923	5,945
Net (increase) decrease in:
Trading securities	(21)	(102)
Accrued interest receivable	1,102	14,828
Servicing assets	93	(712)
Other assets	6,703	10,448
Net (decrease) in:
Accrued interest on deposits and borrowings	(991)	(359)
Accrued expenses and other liabilities	(16,687)	(11,235)
Net cash provided by operating activities	20,678	35,401

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018 (CONTINUED)

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(207)	(173,162)
FHLB stock	(1,101)	(35,775)
Maturities and redemptions of:
Investment securities available-for-sale	44,758	23,408
Investment securities held-to-maturity	-	19,844
FHLB stock	945	38,271
Proceeds from sales of:
Foreclosed real estate and other repossessed assets, including write-offs	11,948	(619)
Origination and purchase of loans, excluding loans held-for-sale	(258,082)	(286,129)
Principal repayment of loans	254,992	197,622
Additions to premises and equipment	(2,220)	(1,580)
Net cash provided by (used in) investing activities	$51,033	$(218,120)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	12,850	40,198
Securities sold under agreements to repurchase	(23,766)	81,000
FHLB advances, federal funds purchased, and other borrowings	2,547	(55,221)
Restricted units lapsed	437	-
Dividends paid on preferred stock	(1,229)	(3,465)
Dividends paid on common stock	(3,590)	(2,638)
Net cash (used in) provided by financing activities	$(12,751)	$59,874
Net change in cash, cash equivalents and restricted cash	58,960	(122,845)
Cash, cash equivalents and restricted cash at beginning of period	450,063	488,233
Cash, cash equivalents and restricted cash at end of period	$509,023	$365,388
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$498,328	$354,930
Money market investments	7,665	7,428
Restricted cash	3,030	3,030
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$509,023	$365,388

Interest paid	$13,513	$9,103
Operating lease liabilities paid	$1,519	$-
Mortgage loans securitized into mortgage-backed securities	$15,163	$17,954
Transfer from held-to-maturity securities to available-for-sale securities	$424,740	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$10,995	$11,179
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$49	$1,247
Financed sales of foreclosed real estate	$186	$369
Loans booked under the GNMA buy-back option	$12,942	$12,515
Initial recognition of operating lease right-of-use assets	$21,930	$-
Initial recognition of operating lease liabilities	$23,689	$-
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

New Accounting Updates Adopted in 2019

Leases. In February 2016, the FASB issued ASU No. 2016-02 (Topic 842), the FASB issued ASU No. 2016-02, under the new guidance, lessees are required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting under the new guidance remains largely unchanged as it is substantially equivalent to existing guidance for sales-type leases, direct financing leases, and operating leases. Leveraged leases have been eliminated, although lessors can continue to account for existing leveraged leases using the current accounting guidance. Other limited changes were made to align lessor accounting with the lessee accounting model and the new revenue recognition standard. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures are required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. All entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. As Oriental elected the transition option provided in ASU No. 2018-11 (see below), the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). Oriental also elected certain relief options offered in ASU 2016-02 including the package of practical expedients and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). Oriental also elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. Oriental has several lease agreements, mainly branch locations, which are considered operating leases, and therefore, were not previously recognized on Oriental’s consolidated statements of financial condition. The new guidance requires these lease agreements to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. The new guidance did not have a material impact on the consolidated statements of operations or the consolidated statements of cash flows. See Note 19 Leases for more information.

Leases - Targeted Improvements. In July 2018, the FASB issued ASU No. 2018-11 to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for Oriental). Oriental adopted ASU 2018-11 on its required effective date of January 1, 2019 and elected both transition options mentioned above. ASU 2018-11 did not have a material impact on Oriental’s consolidated financial statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Narrow-Scope Improvements for Lessors. In December 2018, the FASB issued ASU No. 2018-20 which allows lessors to make an accounting policy election of presenting sales taxes and other similar taxes collected from lessees on a net basis, (2) requires a lessor to exclude lessor costs paid directly by a lessee to third parties on the lessor’s behalf and include lessor costs that are paid by the lessor and reimbursed by the lessee in the measurement of variable lease revenue and the associated expense, and (3) clarifies that when lessors allocate variable payments to lease and non-lease components they are required to follow the recognition guidance in the new leases standard for the lease component and other applicable guidance, such as the new revenue standard, for the non-lease component. Oriental adopted ASU 2018-20 on its required effective date of January 1, 2019 and elected to present sales taxes and other similar taxes collected from lessees on a net basis as described in (1) above. ASU 2018-20 did not have a material impact on Oriental’s consolidated financial statements.

Leases: Codification Improvements. In March 2019, the FASB issued ASU No. 2019-01 which states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 (such as Oriental) must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, Oriental elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on Oriental’s consolidated financial statements.

Targeted Improvements to Accounting for Hedging Activities. In August 2017, the FASB issued ASU No. 2017-12 with the objectives to (1) improve the transparency and understandability of information conveyed to financial statement users about an entity’s risk management activities by better aligning the entity’s financial reporting for hedging relationships with those risk management activities; and (2) reduce the complexity of and simplify the application of hedge accounting by preparers. This guideline allows the entity to elect whether to perform quantitative or qualitative assessments for their hedge accounting transactions. In addition, the guideline provides that “an entity may reclassify a debt security from held-to-maturity (HTM) to available-for-sale (AFS) if the debt security is eligible to be hedged under the last-of-layer method in accordance with paragraph 815-20-25-12A. Any unrealized gain or loss at the date of the transfer shall be recorded in accumulated other comprehensive income in accordance with paragraph 320-10-35-10(c).” Transition elections must be adopted within the timeframe outlined in paragraphs 815-20-65-3(f) to 65-3(g). This includes the transition election available for the transfer of eligible securities from the HTM to the AFS category. ASU No. 2017-12 is effective for interim and annual reporting periods beginning after December 15, 2018. Oriental elected to maintain its current quantitative assessment for the existing hedge accounting transaction. In addition, Oriental elected to reclassify all of the securities in its held-to-maturity portfolio amounting to $424.7 million to its available-for-sale portfolio, as they were debt securities that qualified as eligible to be hedged under the last-of-layer method. The new guidance did not have a material impact on the consolidated statements of operations or the consolidated statement of cash flows.

New Accounting Updates Not Yet Adopted

Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force). In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-15, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). Accordingly, ASU 2018-15 requires an entity (customer) in a hosting arrangement that is a service contract to follow the guidance in Subtopic 350-40 to determine which implementation costs to capitalize as an asset related to the service contract and which costs to expense. The ASU also requires the entity (customer) to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement, which includes reasonably certain renewals. This ASU is the final version of Proposed Accounting Standards Update 2018–230—Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which has been deleted. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. Early adoption is permitted. The effects of this standard on our consolidated statement of financial position, results of operations or cash flows are not expected to be material.

Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. In August 2018, the FASB issued ASU 2018-13, which modifies disclosure requirements related to fair value measurement. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

December 15, 2019.  Implementation on a prospective or retrospective basis varies by specific disclosure requirement.  Early adoption is permitted. The standard also allows for early adoption of any removed or modified disclosures upon issuance of this ASU while delaying adoption of the additional disclosures until their effective date.

Simplifying the Test for Goodwill Impairment. In January 2017, the FASB issued ASU No. 2017-04, which simplifies the measurement of goodwill impairment. An entity will no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. This ASU will be applied prospectively for annual and interim periods in fiscal years beginning after December 15, 2019. The effects of this standard on our consolidated statement of financial position, results of operations or cash flows are not expected to be material.

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental's cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We have selected the software and are in the process of assessing the methodology to be used in order to develop an acceptable model to estimate the expected credit losses. After the model has been developed, reviewed and validated in accordance with our governance policies, Oriental will keep disclosing relevant information of concerning implementation process and impact of ASU No. 2016-13, as well as the updating of policies, procedures and internal controls, in preparation for performing a full parallel run. Oriental’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact Oriental’s consolidated financial statements, in particular the level of the reserve for credit losses. Oriental is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

NOTE 2 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	March 31,	December 31,
	2019	2018
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$1,980	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$3,030	$3,030

At March 31, 2019 and December 31, 2018, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental has entered into collateral agreements with certain financial counterparties.  At both March 31, 2019 and December 31, 2018, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At both March 31, 2019 and December 31, 2018, Oriental delivered as collateral cash amounting to approximately $1.1 million.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered March 31, 2019 was $212.2 million (December 31, 2018 - $211.6 million). At March 31, 2019 and December 31, 2018, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 3 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At March 31, 2019 and December 31, 2018, money market instruments included as part of cash and cash equivalents amounted to $7.7 million and $4.9 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$947,332	$2,504	$12,558	$937,278	2.37%
GNMA certificates	224,157	3,072	671	226,558	3.15%
CMOs issued by US government-sponsored agencies	62,927	-	1,538	61,389	1.90%
Total mortgage-backed securities	1,234,416	5,576	14,767	1,225,225	2.49%
Investment securities
US Treasury securities	10,933	-	74	10,859	1.37%
Obligations of US government-sponsored agencies	2,238	-	42	2,196	1.38%
Other debt securities	1,162	27	-	1,189	2.99%
Total investment securities	14,333	27	116	14,244	1.50%
Total securities available for sale	$1,248,749	$5,603	$14,883	$1,239,469	2.47%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$561,878	$404	$8,951	$553,331	2.59%
GNMA certificates	211,947	1,050	2,827	210,170	3.10%
CMOs issued by US government-sponsored agencies	66,230	-	2,166	64,064	1.90%
Total mortgage-backed securities	840,055	1,454	13,944	827,565	2.66%
Investment securities
US Treasury securities	10,924	-	119	10,805	1.36%
Obligations of US government-sponsored agencies	2,325	-	60	2,265	1.38%
Other debt securities	1,207	15	-	1,222	2.99%
Total investment securities	14,456	15	179	14,292	1.50%
Total securities available-for-sale	$854,511	$1,469	$14,123	$841,857	2.64%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$424,740	$-	$14,387	$410,353	2.07%

On January 1, 2019, Oriental adopted the Accounting Standard Update ("ASU") No. 2017-12 and reclassified all of its mortgage backed securities with a carrying value of  $424.7 million and an unrealized losses of $14.4 million from the held-to-maturity portfolio into the available-for-sale portfolio.

The amortized cost and fair value of Oriental’s investment securities at March 31, 2019, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2019
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$3,056	$3,054
Total due from 1 to 5 years	3,056	3,054
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$55,367	$53,936
FNMA and FHLMC certificates	267,310	266,195
GNMA certificates	94	98
Total due after 5 to 10 years	322,771	320,229
Due after 10 years
FNMA and FHLMC certificates	$676,966	$668,029
GNMA certificates	224,063	226,460
CMOs issued by US government-sponsored agencies	7,560	7,453
Total due after 10 years	908,589	901,942
Total mortgage-backed securities	1,234,416	1,225,225
Investment securities
Due less than one year
US Treasury securities	$10,933	$10,859
Total due in less than one year	10,933	10,859
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$2,238	$2,196
Other debt securities	100	100
Total due from 1 to 5 years	2,338	2,296
Due from 5 to 10 years
Other debt securities	1,062	1,089
Total due after 5 to 10 years	1,062	1,089
Total investment securities	14,333	14,244
Total	$1,248,749	$1,239,469

During the quarter ended March 31, 2019, Oriental retained securitized GNMA pools totaling $15.1 million amortized cost, at a yield of 3.84% from its own originations while during the year ended March 31, 2018 that amount totaled $18.0 million amortized cost, at a yield of 3.26%.

During the quarters ended March 31, 2019 and 2018, Oriental did not sell mortgage-backed securities or investment securities.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale at March 31, 2019 and held-to-maturity at March 31, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	March 31, 2019
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$62,927	$1,538	$61,389
FNMA and FHLMC certificates	686,773	12,558	674,215
Obligations of US Government and sponsored agencies	2,238	42	2,196
GNMA certificates	73,290	670	72,620
US Treasury Securities	9,983	74	9,909
	$835,211	$14,882	$820,329

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
GNMA certificates	20	1	19
	$20	$1	$19

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$62,927	$1,538	$61,389
FNMA and FHLMC certificates	686,773	12,558	674,215
Obligations of US government and sponsored agencies	2,238	42	2,196
GNMA certificates	73,310	671	72,639
US Treasury Securities	9,983	74	9,909
	$835,231	$14,883	$820,348

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$66,230	$2,166	$64,064
FNMA and FHLMC certificates	357,955	8,603	349,352
Obligations of US Government and sponsored agencies	2,325	60	2,265
GNMA certificates	131,044	2,739	128,305
US Treasury Securities	9,977	119	9,858
	$567,531	$13,687	$553,844
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	109,772	348	109,424
GNMA certificates	17,126	88	17,038
US Treasury Securities	323	-	323
	$127,221	$436	$126,785

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	66,230	2,166	64,064
FNMA and FHLMC certificates	467,727	8,951	458,776
Obligations of US government and sponsored agencies	2,325	60	2,265
GNMA certificates	148,170	2,827	145,343
US Treasury Securities	10,300	119	10,181
	$694,752	$14,123	$680,629
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

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

All of the investments ($835.2 million, amortized cost) with an unrealized loss position at March 31, 2019 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

NOTE 4 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 The composition of Oriental’s loan portfolio at March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$651,423	$668,809
Commercial	1,569,551	1,597,588
Consumer	350,543	348,980
Auto and leasing	1,167,482	1,129,695
	3,738,999	3,745,072
Allowance for loan and lease losses on originated and other loans and leases	(94,035)	(95,188)
	3,644,964	3,649,884
Deferred loan costs, net	8,254	7,740
Total originated and other loans held for investment, net	3,653,218	3,657,624
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,405	2,546
Consumer	22,768	23,988
Auto	2,336	4,435
	27,509	30,969
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,968)	(2,062)
	25,541	28,907
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	484,578	492,890
Commercial	176,908	182,319
Auto	9,866	14,403
	671,352	689,612
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(42,133)	(42,010)
	629,219	647,602
Total acquired BBVAPR loans, net	654,760	676,509
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	62,649	63,392
Commercial	46,588	47,826
Consumer	856	846
Total acquired Eurobank loans	110,093	112,064
Allowance for loan and lease losses on Eurobank loans	(24,352)	(24,971)
Total acquired Eurobank loans, net	85,741	87,093
Total acquired loans, net	740,501	763,602
Total held for investment, net	4,393,719	4,421,226
Mortgage loans held-for-sale	7,682	10,368
Total loans, net	$4,401,401	$4,431,594

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at March 31, 2019 and December 31, 2018, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$243	$972	$2,695	$3,910	$35,619	$39,529	$164
Years 2003 and 2004	144	2,715	4,934	7,793	66,079	73,872	-
Year 2005	86	1,668	3,098	4,852	33,355	38,207	-
Year 2006	228	1,658	4,729	6,615	47,844	54,459	-
Years 2007, 2008 and 2009	-	810	5,832	6,642	51,783	58,425	55
Years 2010, 2011, 2012, 2013	286	722	7,001	8,009	103,092	111,101	307
Years 2014, 2015, 2016, 2017 and 2018	-	707	1,844	2,551	139,629	142,180	-
	987	9,252	30,133	40,372	477,401	517,773	526
Non-traditional	-	364	2,617	2,981	10,225	13,206	-
Loss mitigation program	11,639	4,533	19,026	35,198	72,059	107,257	1,645
	12,626	14,149	51,776	78,551	559,685	638,236	2,171
Home equity secured personal loans	-	-	9	9	236	245	-
GNMA's buy-back option program	-	-	12,942	12,942	-	12,942	-
	12,626	14,149	64,727	91,502	559,921	651,423	2,171
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	272,698	272,698	-
Institutional	-	-	1,167	1,167	67,759	68,926	-
Middle market	9,966	-	6,510	16,476	189,673	206,149	-
Retail	593	522	8,036	9,151	221,814	230,965	-
Floor plan	-	-	-	-	4,098	4,098	-
Real estate	-	-	-	-	18,664	18,664	-
	10,559	522	15,713	26,794	774,706	801,500	-
Other commercial and industrial:
Corporate	150	-	-	150	148,258	148,408	-
Institutional	-	-	-	-	146,380	146,380	-
Middle market	464	298	5,982	6,744	85,771	92,515	-
Retail	743	89	1,200	2,032	330,094	332,126	-
Floor plan	-	-	17	17	48,605	48,622	-
	1,357	387	7,199	8,943	759,108	768,051	-
	11,916	909	22,912	35,737	1,533,814	1,569,551	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$803	$281	$732	$1,816	$26,110	$27,926	$-
Overdrafts	35	-	-	35	137	172	-
Personal lines of credit	89	3	29	121	1,808	1,929	-
Personal loans	4,566	1,746	1,025	7,337	297,271	304,608	-
Cash collateral personal loans	261	11	292	564	15,344	15,908	-
	5,754	2,041	2,078	9,873	340,670	350,543	-
Auto and leasing	65,490	22,010	12,163	99,663	1,067,819	1,167,482	-
Total	$95,786	$39,109	$101,880	$236,775	$3,502,224	$3,738,999	$2,171

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$77	$1,516	$2,707	$4,300	$36,344	$40,644	$168
Years 2003 and 2004	91	2,412	5,632	8,135	67,707	75,842	-
Year 2005	-	552	3,531	4,083	35,004	39,087	-
Year 2006	255	1,693	5,074	7,022	49,213	56,235	-
Years 2007, 2008 and 2009	255	1,059	6,677	7,991	52,781	60,772	56
Years 2010, 2011, 2012, 2013	253	328	8,697	9,278	104,429	113,707	270
Years 2014, 2015, 2016 and 2017	-	483	1,462	1,945	139,500	141,445	-
	931	8,043	33,780	42,754	484,978	527,732	494
Non-traditional	-	116	3,085	3,201	11,072	14,273	-
Loss mitigation program	10,793	6,258	19,389	36,440	70,393	106,833	2,223
	11,724	14,417	56,254	82,395	566,443	648,838	2,717
Home equity secured personal loans	9	-	-	9	241	250	-
GNMA's buy-back option program	-	-	19,721	19,721	-	19,721	-
	11,733	14,417	75,975	102,125	566,684	668,809	2,717
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	289,052	289,052	-
Institutional	-	-	1,200	1,200	68,413	69,613	-
Middle market	-	1,430	5,202	6,632	200,831	207,463	-
Retail	1,641	463	8,570	10,674	213,440	224,114	-
Floor plan	-	-	-	-	4,184	4,184	-
Real estate	-	-	-	-	19,009	19,009	-
	1,641	1,893	14,972	18,506	794,929	813,435	-
Other commercial and industrial:
Corporate	-	-	-	-	179,885	179,885	-
Institutional	-	-	-	-	156,410	156,410	-
Middle market	917	-	6,020	6,937	81,030	87,967	-
Retail	571	546	817	1,934	308,278	310,212	-
Floor plan	-	-	46	46	49,633	49,679	-
	1,488	546	6,883	8,917	775,236	784,153	-
	3,129	2,439	21,855	27,423	1,570,165	1,597,588	-

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

At both March 31, 2019, and December 31, 2018, Oriental had a carrying balance of $91.4 million in current status, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

Acquired Loans

Acquired loans were initially measured at fair value and subsequently accounted for under either ASC 310-30 or ASC 310-20. We have acquired loans in the acquisitions of BBVAPR and Eurobank.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of March 31, 2019 and December 31, 2018, by class of loans:

	March 31, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$54	$54	$-	$54	$-
Floor plan	-	-	878	878	77	955	-
	-	-	932	932	77	1,009	-
Other commercial and industrial
Retail	17	50	-	67	1,329	1,396	-
	17	50	-	67	1,329	1,396	-
	17	50	932	999	1,406	2,405	-
Consumer
Credit cards	486	137	391	1,014	19,608	20,622	-
Personal loans	55	21	35	111	2,035	2,146	-
	541	158	426	1,125	21,643	22,768	-
Auto	210	150	100	460	1,876	2,336	-
Total	$768	$358	$1,458	$2,584	$24,925	$27,509	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at March 31, 2019 and  December 31, 2018 is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable:	$1,279,147	$1,304,545
Less: Non-accretable discount	342,902	345,423
Cash expected to be collected	936,245	959,122
Less: Accretable yield	264,893	269,510
Carrying amount, gross	671,352	689,612
Less: allowance for loan and lease losses	42,133	42,010
Carrying amount, net	$629,219	$647,602

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At March 31, 2019 and December 31, 2018, Oriental had $44.1 million and $44.5 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$232,199	$36,508	$243	$560	$269,510
Accretion	(6,350)	(2,656)	(216)	(298)	(9,520)
Change in expected cash flows	-	3,265	3	298	3,566
Transfer from (to) non-accretable discount	1,058	262	150	(133)	1,337
Balance at end of period	$226,907	$37,379	$180	$427	$264,893

Non-Accretable Discount Activity:
Balance at beginning of period	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(729)	(173)	(39)	(243)	(1,184)
Transfer from accretable yield	(1,058)	(262)	(150)	133	(1,337)
Balance at end of period	$290,100	$9,911	$24,056	$18,835	$342,902

	Quarter Ended March 31, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(7,073)	(3,685)	(869)	(256)	(11,883)
Change in expected cash flows	-	3,156	426	58	3,640
Transfer (to) from non-accretable discount	(3,046)	(524)	(597)	(38)	(4,205)
Balance at end of period	$248,379	$45,711	$1,726	$649	$296,465

Non-Accretable Discount Activity:
Balance at beginning of period	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(1,440)	(389)	(204)	(13)	(2,046)
Transfer from accretable yield	3,046	524	597	38	4,205
Balance at end of period	$301,107	$10,731	$23,443	$19,309	$354,590

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at March 31, 2019 and December 31, 2018 is as follows:

	March 31	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable	$151,917	$156,722
Less: Non-accretable discount	2,542	2,959
Cash expected to be collected	149,375	153,763
Less: Accretable yield	39,282	41,699
Carrying amount, gross	110,093	112,064
Less: Allowance for loan and lease losses	24,352	24,971
Carrying amount, net	$85,741	$87,093

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$37,734	3,310	655	-	-	41,699
Accretion	(1,351)	(1,165)	-	(12)	(46)	(2,574)
Change in expected cash flows	(423)	(44)	-	(31)	87	(411)
Transfer (to) from non-accretable discount	408	159	(1)	43	(41)	568
Balance at end of period	$36,368	$2,260	$654	$-	$-	$39,282

Non-Accretable Discount Activity:
Balance at beginning of period	$1,276	-	1,550	-	133	2,959
Change in actual and expected losses	7	159	-	43	(58)	151
Transfer from (to) accretable yield	(408)	(159)	1	(43)	41	(568)
Balance at end of period	$875	$-	$1,551	$-	$116	$2,542

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$41,474	$6,751	$1,447	-	$-	$49,672
Accretion	(1,605)	(1,606)	-	(34)	(96)	(3,341)
Change in expected cash flows	(144)	898	-	(63)	178	869
Transfer from (to) non-accretable discount	(103)	(427)	(91)	97	(82)	(606)
Balance at end of period	$39,622	$5,616	$1,356	$-	$-	$46,594

Non-Accretable Discount Activity:
Balance at beginning of period	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected losses	(200)	(703)	-	97	(98)	(904)
Transfer (to) from accretable yield	103	427	91	(97)	82	606
Balance at end of period	$4,479	$-	$849	$-	$219	$5,547

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of March 31, 2019 and December 31, 2018:

	March 31,	December 31
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,529	$2,538
Years 2003 and 2004	5,217	5,818
Year 2005	3,098	3,600
Year 2006	4,729	5,140
Years 2007, 2008 and 2009	5,850	6,697
Years 2010, 2011, 2012, 2013	6,694	8,427
Years 2014, 2015, 2016, 2017 and 2018	1,844	1,462
	29,961	33,682
Non-traditional	2,617	3,085
Loss mitigation program	22,170	22,107
	54,748	58,874
Home equity loans, secured personal loans	9	-
	54,757	58,874
Commercial
Commercial secured by real estate
Institutional	9,760	9,911
Middle market	7,114	7,266
Retail	15,950	16,123
	32,824	33,300
Other commercial and industrial
Middle market	6,401	6,481
Retail	2,251	2,629
Floor plan	17	46
	8,669	9,156
	41,493	42,456
Consumer
Credit cards	732	411
Personal lines of credit	38	31
Personal loans	2,907	2,909
Cash collateral personal loans	294	3
	3,971	3,354
Auto and leasing	12,163	13,494
Total non-accrual originated loans	$112,384	$118,178

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31,	December 31,
	2019	2018
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$54	$54
Floor plan	878	888
	932	942
Other commercial and industrial
Retail	-	8
	-	8
	932	950
Consumer
Credit cards	391	380
Personal loans	35	18
	426	398
Auto	100	200
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,458	1,548
Total non-accrual loans	$113,842	$119,726

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

At March 31, 2019 and December 31, 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $113.1 million and $112.9 million, respectively, as they are performing under their new terms.

At March 31, 2019 and December 31, 2018, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $30.6 million and $21.2 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $89.4 million and $82.0 million at March 31, 2019 and December 31, 2018, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $10.9 million and $8.4 million at March 31, 2019 and December 31, 2018, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $83.4 million and $84.2 million at March 31, 2019 and December 31, 2018, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $11.1 million and $10.2 million at March 31, 2019 and December 31, 2018, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$61,854	$56,408	$10,828	19%
Residential impaired and troubled-debt restructuring	94,964	83,406	11,135	13%
Impaired loans with no specific allowance:
Commercial	38,512	32,207	N/A	0%
Total investment in impaired loans	$195,330	$172,021	$21,963	13%

	December 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$54,636	$49,092	$8,434	17%
Residential impaired and troubled-debt restructuring	95,659	84,174	10,186	12%
Impaired loans with no specific allowance
Commercial	38,241	32,137	N/A	0%
Total investment in impaired loans	$188,536	$165,403	$18,620	11%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$24	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$24	3%

	December 31, 2018
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$14	2%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$14	2%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$489,638	$484,577	$17,901	4%
Commercial	162,612	156,682	20,733	13%
Auto	10,336	9,866	3,499	35%
Total investment in impaired loan pools	$662,586	$651,125	$42,133	6%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31 , 2018
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

 Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of March 31, 2019 and December 31, 2018 are as follows:

	March 31, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$66,713	$60,642	$15,110	25%
Commercial	38,447	39,319	9,242	24%
Total investment in impaired loan pools	$105,160	$99,961	$24,352	24%

	December 31, 2018
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$70,153	$63,406	$15,382	24%
Commercial	47,342	47,820	9,585	20%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$117,510	$111,230	$24,971	22%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31,
	2019		2018
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$399	$50,890	$263	$51,331
Residential troubled-debt restructuring	667	83,657	720	84,754
Impaired loans with no specific allowance
Commercial	305	32,246	176	17,764
	1,371	166,793	1,159	153,849
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	747	-	747
Impaired loans with no specific allowance
Commercial	-	-	-	-
Total interest income from impaired loans	$1,371	$167,540	$1,159	$154,596

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters ended March 31, 2019 and 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	38	$4,494	5.52%	387	$4,242	4.60%	353
Commercial	1	7	11.50%	36	7	11.50%	24
Consumer	71	963	15.20%	65	967	11.86%	73

	Quarter Ended March 31, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	38	$5,747	5.69%	397	$5,339	5.08%	363
Commercial	3	1,559	4.75%	72	1,555	4.75%	72
Consumer	28	354	15.75%	47	355	11.60%	69

The following table presents troubled-debt restructurings for which there was a payment default during the twelve month periods ended March 31, 2019 and 2018:

	Twelve month Period Ended March 31,
	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	27	$3,011	36	$3,310
Commercial	4	$1,981	4	$398
Consumer	43	$587	23	$243

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of March 31, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	March 31, 2019
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$272,698	$230,648	$17,502	$24,548	$-	$-
Institutional	68,926	58,976	-	9,950	-	-
Middle market	206,149	149,873	33,394	22,882	-	-
Retail	230,965	205,603	3,902	21,460	-	-
Floor plan	4,098	2,817	-	1,281	-	-
Real estate	18,664	18,664	-	-	-	-
	801,500	666,581	54,798	80,121	-	-
Other commercial and industrial:
Corporate	148,408	123,288	25,120	-	-	-
Institutional	146,380	146,380	-	-	-	-
Middle market	92,515	81,395	3,711	7,409	-	-
Retail	332,126	322,540	304	9,282	-	-
Floor plan	48,622	45,463	2,959	200	-	-
	768,051	719,066	32,094	16,891	-	-
Total	1,569,551	1,385,647	86,892	97,012	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	54	-	-	54	-	-
Floor plan	955	77	-	878	-	-
	1,009	77	-	932	-	-
Other commercial and industrial:
Retail	1,396	1,396	-	-	-	-
	1,396	1,396	-	-	-	-
Total	2,405	1,473	-	932	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2019
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	517,773	487,640	-	30,133	-	-
Non-traditional	13,206	10,589	-	2,617	-	-
Loss mitigation program	107,257	88,231	-	19,026	-	-
Home equity secured personal loans	245	236	-	9	-	-
GNMA's buy-back option program	12,942	-	-	12,942	-	-
	651,423	586,696	-	64,727	-	-

Consumer:
Credit cards	27,926	27,194	-	732	-	-
Overdrafts	172	137	-	35	-	-
Unsecured personal lines of credit	1,929	1,900	-	29	-	-
Unsecured personal loans	304,608	303,582	-	1,026	-	-
Cash collateral personal loans	15,908	15,616	-	292	-	-
	350,543	348,429	-	2,114	-	-
Auto and Leasing	1,167,482	1,155,319	-	12,163	-	-
Total	2,169,448	2,090,444	-	79,004	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	20,622	20,232	-	390	-	-
Personal loans	2,146	2,111	-	35	-	-
	22,768	22,343	-	425	-	-
Auto	2,336	2,236	-	100	-	-
	25,104	24,579	-	525	-	-
	$3,766,508	$3,502,143	$86,892	$177,473	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	527,732	493,952	-	33,780	-	-
Non-traditional	14,273	11,188	-	3,085	-	-
Loss mitigation program	106,833	87,444	-	19,389	-	-
Home equity secured personal loans	250	250	-	-	-	-
GNMA's buy-back option program	19,721	-	-	19,721	-	-
	668,809	592,834	-	75,975	-	-

Consumer:
Credit cards	28,034	27,623	-	411	-	-
Overdrafts	214	204	-	10	-	-
Unsecured personal lines of credit	1,917	1,895	-	22	-	-
Unsecured personal loans	303,119	301,857	-	1,262	-	-
Cash collateral personal loans	15,696	15,693	-	3	-	-
	348,980	347,272	-	1,708	-	-
Auto and Leasing	1,129,695	1,116,201	-	13,494	-	-
Total	2,147,484	2,056,307	-	91,177	-	-

Retail - acquired loans (under ASC 310-20)
Consumer:
Credit cards	21,822	21,442	-	380	-	-
Personal loans	2,166	2,148	-	18	-	-
	23,988	23,590	-	398	-	-
Auto	4,435	4,235	-	200	-	-
Total	28,423	27,825	-	598	-	-
	$3,776,041	$3,493,062	$105,030	$177,949	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 5 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at March 31, 2019 and December 31, 2018 was as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$16,689	$19,783
Commercial	32,154	30,326
Consumer	16,085	15,571
Auto and leasing	29,107	29,508
Total allowance for originated and other loans and lease losses	94,035	95,188

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	32	22
Consumer	1,869	1,905
Auto	67	135
	1,968	2,062
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	17,901	15,225
Commercial	20,733	20,641
Auto	3,499	6,144
	42,133	42,010
Total allowance for acquired BBVAPR loans and lease losses	44,101	44,072
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	15,110	15,382
Commercial	9,242	9,585
Consumer	-	4
Total allowance for acquired Eurobank loan and lease losses	24,352	24,971
Total allowance for loan and lease losses	$162,488	$164,231

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

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,783	$30,326	$15,571	$29,508	$95,188
Charge-offs	(587)	(1,086)	(4,121)	(11,371)	(17,165)
Recoveries	287	147	263	3,982	4,679
(Recapture) provision for loan and lease losses	(2,794)	2,767	4,372	6,988	11,333
Balance at end of period	$16,689	$32,154	$16,085	$29,107	$94,035

	March 31, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$11,135	$10,828	$-	$-	$21,963
Collectively evaluated for impairment	5,554	21,326	16,085	29,107	72,072
Total ending allowance balance	$16,689	$32,154	$16,085	$29,107	$94,035
Loans:
Individually evaluated for impairment	$83,406	$88,615	$-	$-	$172,021
Collectively evaluated for impairment	568,017	1,480,936	350,543	1,167,482	3,566,978
Total ending loan balance	$651,423	$1,569,551	$350,543	$1,167,482	$3,738,999

	Quarter Ended March 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(968)	(1,149)	(4,258)	(8,982)	(15,357)
Recoveries	314	182	240	3,777	4,513
(Recapture) provision for originated and other loan and lease losses	(802)	3,883	5,587	6,290	14,958
Balance at end of period	$18,983	$33,174	$18,023	$26,652	$96,832

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,186	$8,434	$-	$-	$18,620
Collectively evaluated for impairment	9,597	21,892	15,571	29,508	76,568
Total ending allowance balance	$19,783	$30,326	$15,571	$29,508	$95,188
Loans:
Individually evaluated for impairment	$84,174	$81,229	$-	$-	$165,403
Collectively evaluated for impairment	584,635	1,516,359	348,980	1,129,695	3,579,669
Total ending loan balance	$668,809	$1,597,588	$348,980	$1,129,695	$3,745,072

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Quarter Ended March 31, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$22	$1,905	$135	$2,062
Charge-offs	-	(440)	(85)	(525)
Recoveries	3	40	90	133
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	7	364	(73)	298
Balance at end of period	$32	$1,869	$67	$1,968

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	March 31, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$24	$-	$-	$24
Collectively evaluated for impairment	8	1,869	67	1,944
Total ending allowance balance	$32	$1,869	$67	$1,968
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	1,658	22,768	2,336	26,762
Total ending loan balance	$2,405	$22,768	$2,336	$27,509

	Quarter Ended March 31, 2018
	Commercial	Consumer	Auto		Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$42	$3,225		$595	$3,862
Charge-offs	-	(1,022)		(125)	(1,147)
Recoveries	3	54		228	285
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	(8)	402	-	(210)	184
Balance at end of period	$37	$2,659		$488	$3,184

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14	$-	$-	$14
Collectively evaluated for impairment	8	1,905	135	2,048
Total ending allowance balance	$22	$1,905	$135	$2,062
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	1,799	23,988	4,435	30,222
Total ending loan balance	$2,546	$23,988	$4,435	$30,969

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

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended March 31, 2019
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$15,225	$20,641	$-	$6,144	42,010
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	2,733	850	-	(2,314)	1,269
Allowance de-recognition	(57)	(758)	-	(331)	(1,146)
Balance at end of period	$17,901	$20,733	$-	$3,499	42,133

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,085	$23,691	$18	$7,961	$45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	314	752	-	(887)	179
Allowance de-recognition	(68)	(2,396)	-	(304)	(2,768)
Balance at end of period	$14,331	$22,047	$18	$6,770	$43,166

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarter Ended March 31, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,382	$9,585	$4	$24,971
(Recapture) for loan and lease losses, net	(202)	(449)	-	(651)
Allowance de-recognition	(70)	$106	$(4)	32
Balance at end of period	$15,110	$9,242	$-	$24,352

	Quarter Ended March 31, 2018
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,187	$9,983	$4	$25,174
Provision (recapture) for acquired Eurobank loan and lease losses, net	179	(40)	-	139
Allowance de-recognition	48	49	-	97
Balance at end of period	$15,414	$9,992	$4	$25,410

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 —  FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31, 2019
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$9,571	$14,617	$9,580	$33,768
Decline in value	(168)	(1,157)	(421)	(1,746)
Additions	2,354	1,055	495	3,904
Sales	(1,673)	(1,718)	(1,567)	(4,958)
Other adjustments	(72)	(31)	-	(103)
Balance at end of period	$10,012	$12,766	$8,087	$30,865

	Quarter Ended March 31, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$14,283	$18,347	11,544	$44,174
Decline in value	(488)	(1,036)	(462)	(1,986)
Additions	1,487	1,649	113	3,249
Sales	(1,917)	(2,465)	(741)	(5,123)
Balance at end of period	$13,365	$16,495	$10,454	$40,314

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$-	$14
Interest rate swaps not designated as hedges	33	126
Interest rate caps	77	207
	$110	$347
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$329	$-
Interest rate swaps not designated as hedges	33	126
Interest rate caps	77	207
	$439	$333

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

The following table shows a summary of these swaps and their terms at March 31, 2019:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$33,175	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$33,175

An accumulated unrealized loss of $329 thousand and a gain of $14 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at March 31, 2019 and December 31, 2018, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At March 31, 2019 and December 31, 2018, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $33 thousand and $126 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At March 31, 2019 and December 31, 2018, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $33 thousand and $126 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table shows a summary of these interest rate swaps not designated as hedging instruments and their terms at March 31, 2019:

	Notional	Fixed	Variable	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date
	(In thousands)
Interest Rate Swaps - Derivatives Offered to Clients	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Swaps - Mirror Image Derivatives	$12,500	5.5050%	1-Month LIBOR	04/11/09	04/11/19
	$12,500

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of March 31, 2019 and December 31, 2018, the outstanding total notional amount of interest rate caps was $42.4 million and $150.9 million, respectively. At March 31, 2019 and December 31, 2018, the interest rate caps sold to clients represented a liability of $77 thousand and $207 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At March 31, 2019 and December 31, 2018, the interest rate caps purchased as mirror-images represented an asset of $77 thousand and $207 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 8 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at March 31, 2019 and December 31, 2018 consists of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Loans, excluding acquired loans	$29,373	$30,409
Investments	3,779	3,845
	$33,152	$34,254

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other assets at March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Prepaid expenses	$7,391	$9,788
Other repossessed assets	3,574	2,986
Core deposit and customer relationship intangibles	3,076	3,369
Tax credits	277	2,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	35,482	37,842
	$50,883	$57,345

Prepaid expenses amounting to $7.4 million and $9.8 million at March 31, 2019 and December 31, 2018, respectively, include prepaid municipal, property and income taxes aggregating to $4.0 million and $5.5 million, respectively.

Other repossessed assets totaled $3.6 million and $3.0 million at March 31, 2019 and December 31, 2018, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At March 31, 2019 and December 31, 2018 this core deposit intangible amounted to $2.3 million and $2.5 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At March 31, 2019 and December 31, 2018, this customer relationship intangible amounted to $796 thousand and $888 thousand, respectively.

At March 31, 2019 and December 31, 2018, tax credits for Oriental totaled $277 thousand and $2.3 million, respectively. These tax credits do not have an expiration date.

NOTE 9—  DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of March 31, 2019 and December 31, 2018 consist of the following:

	March 31,	December 31,
	2019	2018
	(In thousands)
Non-interest bearing demand deposits	$1,092,488	$1,105,324
Interest-bearing savings and demand deposits	2,356,868	2,274,423
Retail certificates of deposit	810,670	805,712
Institutional certificates of deposit	185,849	197,559
Total core deposits	4,445,875	4,383,018
Brokered deposits	451,226	525,097
Total deposits	$4,897,101	$4,908,115

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $430.2 million in certificates of deposits and $21.0 million in money market accounts at March 31, 2019, and $500.8 million in certificates of deposits and $24.3 million in money market accounts at December 31, 2018.

The weighted average interest rate of Oriental’s deposits was 0.74% and 0.67%, respectively, at March 31, 2019 and December 31, 2018. Interest expense for the quarters ended March 31, 2019 and 2018 was as follows:

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Demand and savings deposits	$3,411	$2,812
Certificates of deposit	5,638	4,486
	$9,049	$7,298

At March 31, 2019 and December 31, 2018, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $338.5 million and $346.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $14.1 million and $19.6 million at a weighted average rate of 127.0% and 116.4% at March 31, 2019 and December 31, 2018, respectively.

At March 31, 2019 and December 31, 2018, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $228.8 million and $207.4 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $278.2 million and $281.2 million at March 31, 2019 and December 31, 2018, respectively.

Excluding accrued interest of approximately $2.2 million, the scheduled maturities of certificates of deposit at March 31, 2019 and December 31, 2018 are as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Within one year:
Three (3) months or less	$275,976	$305,088
Over 3 months through 1 year	469,477	545,363
	745,453	850,451
Over 1 through 2 years	508,568	484,197
Over 2 through 3 years	94,306	89,340
Over 3 through 4 years	33,099	34,018
Over 4 through 5 years	43,117	42,998
	$1,424,543	$1,501,004

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $578 thousand and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 10—  BORROWINGS AND RELATED INTEREST

     Securities Sold under Agreements to Repurchase

At March 31, 2019, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted.  The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements.  The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $609 thousand and $785 thousand at March 31, 2019 and December 31, 2018, respectively:

	March 31,	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate repurchase agreements, interest ranging from 2.45% to 2.95% (December 31, 2018 2.45% to 2.95%)	$190,957	$214,723
Long-term fixed-rate repurchase agreements, interest ranging from 1.72% to 2.86% (December 31, 2018; 1.72% to 2.86%)	240,000	240,000
Total assets sold under agreements to repurchase	$430,957	$454,723

Repurchase agreements mature as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Less than 90 days	$190,957	$214,723
Over 90-days	240,000	240,000
Total	$430,957	$454,723

The following securities were sold under agreements to repurchase:

	March 31, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$464,669	$430,957	$461,092	3.03%
Total	$464,669	$430,957	$461,092	3.03%

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$496,814	$454,723	$487,181	3.01%
Total	$496,814	$454,723	$487,181	3.01%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At March 31, 2019 and December 31, 2018, these advances were secured by mortgage and commercial loans amounting to $871.2 million and $847.3 million, respectively. Also, at March 31, 2019 and December 31, 2018, Oriental had an additional borrowing capacity with the FHLB-NY of $790.3 million and $762.0 million, respectively. At March 31, 2019 and December 31, 2018, the weighted average remaining maturity of FHLB’s advances was 28.0 months and 26.6 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of March 31, 2019.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $192 thousand and $176 thousand, at March 31, 2019 and December 31, 2018, respectively:

	March 31	December 31
	2019	2018
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.67% (December 31, 2018 - 2.61%)	$33,175	$33,572
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.90% (December 31, 2018 - 2.89%)	47,744	43,872
	$80,919	$77,444

Advances from FHLB mature as follows:

March 31
2019
(In thousands)
Under 90 days	$33,175
Over one to three years	8,780
Over three to five years	34,514
Over five years	4,450
$80,919

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at March 31, 2019 and December 31, 2018.

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at March 31, 2019 and December 31, 2018:

March 31, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$110	$-	$110	$2,076	$-	$(1,966)

December 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$347	$-	$347	$2,037	$-	$(1,690)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

March 31, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$439	$-	$439	$-	$1,980	$(1,541)
Securities sold under agreements to repurchase	430,957	-	430,957	461,092	-	(30,135)
Total	$431,396	$-	$431,396	$461,092	$1,980	$(31,676)

December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$333	$-	$333	$-	1,980	$(1,647)
Securities sold under agreements to repurchase	454,723	-	454,723	487,181	-	(32,458)
Total	$455,056	$-	$455,056	$487,181	$1,980	$(34,105)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 12 —  INCOME TAXES

Oriental is subject to the provisions of the Puerto Rico Internal Revenue Code of 2011, as amended (the “Code”), which imposes a maximum statutory corporate tax rate of 37.5% on a corporation’s net taxable income.  Under the Code, all corporations are treated as separate taxable entities and are not entitled to file consolidated tax returns.  Such entities are subject to Puerto Rico regular income tax or the alternative minimum tax (“AMT”) on income earned from all sources pursuant to the Code.  The AMT is payable if it exceeds regular income tax.  The excess of AMT over regular income tax paid in any one year may be used to offset regular income tax in future years, subject to certain limitations.

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

At March 31, 2019 and December 31, 2018, Oriental’s net deferred tax asset amounted to $112.7 million and $113.8 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at March 31, 2019 and December 31, 2018. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

Oriental maintained an effective tax rate lower than statutory rate for the quarters ended March 31, 2019 and 2018 of 33.0% and 32.0%, respectively, mainly by investing in tax-exempt obligations, doing business through its international banking entity, and by expanding its operations in the U.S, which are taxed at a lower rate.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At March 31, 2019 and December 31, 2018, unrecognized tax benefits amounted at $891 thousand and $875 thousand, respectively.  Oriental had accrued $17 thousand at March 31, 2019 (December 31, 2018 - $81 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended March 31, 2019 and 2018, was $11.6 million and $8.0 million, respectively

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

As of March 31, 2019 and December 31, 2018, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of March 31, 2019 and December 31, 2018, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of March 31, 2019 and December 31, 2018 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of March 31, 2019
Total capital to risk-weighted assets	$1,012,112	20.77%	$389,824	8.00%	$487,281	10.00%
Tier 1 capital to risk-weighted assets	$949,794	19.49%	$292,368	6.00%	$389,824	8.00%
Common equity tier 1 capital to risk-weighted assets	$832,924	17.09%	$219,276	4.50%	$316,732	6.50%
Tier 1 capital to average total assets	$949,794	14.64%	$259,456	4.00%	$324,320	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$990,499	20.48%	$386,977	8.00%	$483,721	10.00%
Tier 1 capital to risk-weighted assets	$928,577	19.20%	$290,233	6.00%	$386,977	8.00%
Common equity tier 1 capital to risk-weighted assets	$811,707	16.78%	$217,675	4.50%	$314,419	6.50%
Tier 1 capital to average total assets	$928,577	14.22%	$261,125	4.00%	$326,406	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of March 31, 2019
Total capital to risk-weighted assets	$966,848	19.91%	$388,573	8.00%	$485,716	10.00%
Tier 1 capital to risk-weighted assets	$904,813	18.63%	$291,429	6.00%	$388,573	8.00%
Common equity tier 1 capital to risk-weighted assets	$904,813	18.63%	$218,572	4.50%	$315,715	6.50%
Tier 1 capital to average total assets	$904,813	14.02%	$258,183	4.00%	$322,728	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$949,596	19.68%	$385,992	8.00%	$482,490	10.00%
Tier 1 capital to risk-weighted assets	$887,918	18.40%	$289,494	6.00%	$385,992	8.00%
Common equity tier 1 capital to risk-weighted assets	$887,918	18.40%	$217,120	4.50%	$313,618	6.50%
Tier 1 capital to average total assets	$887,918	13.68%	$259,547	4.00%	$324,434	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 14 – STOCKHOLDERS’ EQUITY

    Preferred Stock and Common Stock

On October 22, 2018, Oriental completed the conversion of all of its 84,000 shares of Series C preferred stock into common stock. Each share of Series C preferred stock was converted into 86.4225 shares of common stock. Upon conversion, the Series C preferred stock is no longer outstanding and all rights with respect to the Series C preferred stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C preferred stock and any required cash-in-lieu of fractional shares. At both March 31, 2019 and December 31, 2018, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

   Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both March 31, 2019 and December 31, 2018, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At March 31, 2019 and December 31, 2018, the Bank’s legal surplus amounted to $92.6 million and $90.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the quarters ended March 31, 2019 and 2018, Oriental did not repurchase any shares under the program.

At March 31, 2019 the number of shares that may yet be purchased under the $70 million program is estimated at 390,644 and was calculated by dividing the remaining balance of $7.7 million by $19.79 (closing price of Oriental's common stock at March 31, 2019).

The activity in connection with common shares held in treasury by Oriental for the quarters ended March 31, 2019 and 2018 is set forth below:

	Quarter Ended March 31,
	2019		2018
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,591,310	$103,633	8,678,427	$104,502
Common shares used upon lapse of restricted stock units and options	(34,507)	(437)	(20,900)	(360)
End of period	8,556,803	$103,196	8,657,527	$104,142

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of March 31, 2019 and December 31, 2018 consisted of:

	March 31,	December 31,
	2019	2018
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(9,280)	$(12,654)
Income tax effect of unrealized loss on securities available-for-sale	1,439	1,682
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(7,841)	(10,972)
Unrealized (loss) gain on cash flow hedges	(329)	14
Income tax effect of unrealized (loss) gain on cash flow hedges	123	(5)
Net unrealized (loss) gain on cash flow hedges	(206)	9
Accumulated other comprehensive (loss), net of income taxes	$(8,047)	$(10,963)

Unrealized losses on available-for-sale securities includes $14.4 million as effect of the adoption of ASU No. 2017-12 and reclassification of all of its mortgage backed securities with carrying value of $424.7 million, from the held-to-maturity portfolio into the available-for-sale portfolio.

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters ended March 31, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31, 2019
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)
Other comprehensive income (loss)
Transfer of securities held-to-maturity to available-for-sale	(12,041)	-	(12,041)
Other comprehensive income (loss) before reclassifications	15,189	(432)	14,757
Amounts reclassified out of accumulated other comprehensive (loss) income	(17)	217	200
	3,131	(215)	2,916
Ending balance	$(7,841)	$(206)	$(8,047)

	Quarter Ended March 31, 2018
	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other
	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(2,638)	$(311)	$(2,949)
Other comprehensive (loss) income before reclassifications	(9,576)	26	(9,550)
Amounts reclassified out of accumulated other comprehensive (loss) income	(60)	374	314
Other comprehensive (loss) income	(9,636)	400	(9,236)
Ending balance	$(12,274)	$89	$(12,185)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters ended March 31, 2019 and 2018:

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$217	$374
Available-for-sale securities:			Net interest expense
Residual tax effect from OIB's change in applicable tax rate	-	5	Net impairment losses recognized in earnings
Tax effect from changes in tax rates	(17)	(65)	Income tax expense
	$200	$314

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters ended March 31, 2019 and 2018 is as follows:

	Quarter Ended March 31,
	2019	2018
	(In thousands, except per share data)
Net income	$23,470	$16,917
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,627)
Convertible preferred stock (Series C)	-	(1,838)
Income available to common shareholders	$21,842	$13,452
Effect of assumed conversion of the convertible preferred stock	-	1,838
Income available to common shareholders assuming conversion	$21,842	$15,290

Weighted average common shares and share equivalents:
Average common shares outstanding	51,305	43,955
Effect of dilutive securities:
Average potential common shares-options	321	28
Average potential common shares-assuming conversion of convertible preferred stock	-	7,138
Total weighted average common shares outstanding and equivalents	51,626	51,121
Earnings per common share - basic	$0.43	$0.31
Earnings per common share - diluted	$0.42	$0.30

During the last quarter of 2018, Oriental converted all of its 84,000 outstanding shares of Series C Preferred Stock into common stock. Each Series C Preferred Stock share was converted into 86.4225 shares of common stock. In computing diluted earnings per common share during the first nine months of 2018, the 84,000 shares of Series C Preferred Stock that remained outstanding, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter ended March 31, 2018 on the convertible preferred stock were added back as income available to common shareholders.

For the quarters ended March 31, 2019 and 2018, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 28,414 and 859,322, respectively.

NOTE 17 – GUARANTEES

At March 31, 2019 and December 31, 2018, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $12.6 million and $23.9 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At March 31, 2019 and December 31, 2018, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $5.3 million and $5.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters ended March 31, 2019 and 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended March 31,
	2019	2018

Balance at beginning of period	$346	$358
Net (charge-offs/terminations) recoveries	(132)	(94)
Balance at end of period	$214	$264

The estimated losses to be absorbed under the credit recourse arrangements were recorded as a liability when the credit recourse was assumed and are updated on a quarterly basis. The expected loss, which represents the amount expected to be lost on a given loan, considers the probability of default and loss severity. The probability of default represents the probability that a loan in good standing would become 120 days delinquent, in which case Oriental is obligated to repurchase the loan.

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters ended March 31, 2019 and 2018, Oriental did not repurchase any mortgage loans subject to credit recourse provision.  If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At March 31, 2019, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $214 thousand (December 31, 2018– $346 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarter ended March 31, 2019, Oriental repurchased $1.9 million (March 31, 2018 – $2.3 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During the quarters ended March 31, 2019 and 2018, Oriental recognized $116 thousand and $100 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $16 thousand and $1 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At March 31, 2019, Oriental serviced $900.0 million (December 31, 2018 - $895.6 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At March 31, 2019, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $647 thousand (December 31, 2018 - $706 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at March 31, 2019 and December 31, 2018 were as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit	$588,159	$541,423
Commercial letters of credit	121	340

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

At March 31, 2019 and December 31, 2018, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $650 thousand and $627 thousand, at March 31, 2019 and December 31, 2018, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at March 31, 2019 and December 31, 2018, is as follows:

	March 31,	December 31,
	2019	2018
	(In thousands)
Standby letters of credit and financial guarantees	$12,595	$23,889
Loans sold with recourse	5,341	5,414

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Standby letters of credit and financial guarantees are written conditional commitments issued by Oriental to guarantee the payment and/or performance of a customer to a third party (“beneficiary”). If the customer fails to comply with the agreement, the beneficiary may draw on the standby letter of credit or financial guarantee as a remedy. The amount of credit risk involved in issuing letters of credit in the event of non-performance is the face amount of the letter of credit or financial guarantee. These guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The amount of collateral obtained, if it is deemed necessary by Oriental upon extension of credit, is based on management’s credit evaluation of the customer.

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

NOTE 19—  OPERATING LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, Oriental adopted ASU No. 2016-02 “Leases” (Topic 842) and all subsequent ASUs that modified Topic 842. For Oriental, Topic 842 primarily affected the accounting treatment for operating lease agreements in which Oriental is the lessee. Oriental elected the hindsight practical expedient, which allows entities to use hindsight when determining lease term and impairment of right-of-use assets. As a result of the changes to the lease terms, Oriental reduced its retained earnings by $736 thousand on the effective date, January 1, 2019.

Lessee Accounting

Right of use assets and lease liabilities are recognized at the commencement of an arrangement where it is determined at inception that a lease exists. Lease assets represent the right to use an underlying asset for the lease term, and lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are initially recognized based on the present value of lease payments over the lease term calculated using our incremental borrowing rate. Lease terms include options to extend or terminate the lease when it is reasonably certain that those options will be exercised. The right-of-use asset is measured at the amount of the lease liability adjusted for the remaining balance of any lease incentives received, any cumulative prepaid or accrued rent if the lease payments are uneven throughout the lease term, any unamortized initial direct costs, and any impairment of the right-of-use-asset.

Operating lease expense consists of a single lease cost calculated so that the remaining cost of the lease is allocated over the remaining lease term on a straight-line basis, and any impairment of the right-of-use asset. Variable lease payments are generally expensed as incurred and include certain nonlease components, such as maintenance and other services provided by the lessor, and other charges included in the lease. Leases with an initial term of 12 months or less are not recorded on the balance sheet, and the expense for these short-term leases and for operating leases is recognized on a straight-line basis over the lease term.

Oriental’s leases do not contain residual value guarantees or material variable lease payments. All leases were classified as operating leases.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Substantially all of the leases in which Oriental is the lessee are comprised of real estate property for branches, ATM locations, and office space with terms extending through 2032.  All of our leases are classified as operating leases, and therefore, were previously not recognized on Oriental’s consolidated statements of financial condition. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated statements of financial condition as a right-of-use asset and a corresponding lease liability. Oriental leases to others certain space in its principal offices for terms extending through 2023; all are operating leases.

Operating Lease Cost

	Quarter Ended
	March 31, 2019	Statement of Operations Classification
	(In thousands)
Lease costs	$1,529	Occupancy and equipment
Variable lease costs	684	Occupancy and equipment
Short-term lease cost	156	Occupancy and equipment
Lease income	(155)	Occupancy and equipment
Total lease cost	$2,214

Rent expenses for the quarter ended March 31, 2018, prior to adoption of ASU 2016-02 (Topic 842), were $2.2 million.

Operating Lease Assets and Liabilities

	Quarter Ended March 31, 2019
		Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$20,860	Operating lease right-of-use assets
Lease Liabilities	$22,618	Operating leases liabilities

March 31, 2019

(In thousands)
Weighted-average remaining lease term	4.4 years
Weighted-average discount rate	8.0%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of March 31, 2019 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$4,653
2020	5,636
2021	4,678
2022	3,824
2023	2,961
Thereafter	8,929
Total lease payments	$30,681
Less imputed interest	8,063
Present value of lease liabilities	$22,618

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2018 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$5,618
2020	4,293
2021	3,360
2022	2,494
2023	1,968
Thereafter	6,679
Total future minimum lease payments	$24,412

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 20 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC).  ICE is a well-recognized pricing company and an established leader in financial information.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value.  If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At March 31, 2019 and December 31, 2018, Oriental did not have investment securities classified as Level 3.

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

Foreclosed real estate

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	March 31, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$1,239,469	$-	$1,239,469
Trading securities	-	381	-	381
Money market investments	7,665	-	-	7,665
Derivative assets	-	110	-	110
Servicing assets	-	-	10,623	10,623
Derivative liabilities	-	(439)	-	(439)
	$7,665	$1,239,521	$10,623	$1,257,809
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$89,362	$89,362
Foreclosed real estate	-	-	30,865	30,865
Other repossessed assets	-	-	3,574	3,574
	$-	$-	$123,801	$123,801

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$841,857	$-	$841,857
Trading securities	-	360	-	360
Money market investments	4,930	-	-	4,930
Derivative assets	-	347	-	347
Servicing assets	-	-	10,716	10,716
Derivative liabilities	-	(333)	-	(333)
	$4,930	$842,231	$10,716	$857,877
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$81,976	$81,976
Foreclosed real estate	-	-	33,768	33,768
Other repossessed assets	-	-	2,986	2,986
	$-	$-	$118,730	$118,730

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters ended March 31, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Quarter Ended March 31,
	2019	2018
Balance at beginning of period	$10,716	$9,821
New instruments acquired	302	352
Principal repayments	(201)	(199)
Changes in fair value of servicing assets	(194)	559
Balance at end of period	$10,623	$10,533

During the quarters ended March 31, 2019, and 2018, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at March 31, 2019:

	March 31, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,623	Cash flow valuation	Constant prepayment rate	4.38% -8.96%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$44,717	Fair value of property or collateral	Appraised value less disposition costs	16.20% - 36.20%

Other non-collateral dependent impaired loans	$44,645	Cash flow valuation	Discount rate	4.25% - 12.25%

Foreclosed real estate	$30,865	Fair value of property or collateral	Appraised value less disposition costs	16.20% - 36.20%

Other repossessed assets	$3,574	Fair value of property or collateral	Estimated net realizable value less disposition costs	40.00% - 60.00%

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

Fair Value of Financial Instruments

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at March 31, 2019 and December 31, 2018 is as follows:

	March 31,		December 31,
	2019		2018
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$505,993	$505,993	$447,033	$447,033
Restricted cash	$3,030	$3,030	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$381	$381	$360	$360
Investment securities available-for-sale	$1,239,469	$1,239,469	$841,857	$841,857
Investment securities held-to-maturity	$-	$-	$410,353	$424,740
Federal Home Loan Bank (FHLB) stock	$12,800	$12,800	$12,644	$12,644
Other investments	$3	$3	$3	$3
Derivative assets	$110	$110	$347	$347
Financial Liabilities:
Derivative liabilities	$439	$439	$333	$333
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$4,074,348	$4,401,401	$4,106,628	$4,431,594
Accrued interest receivable	$33,152	$33,152	$34,254	$34,254
Servicing assets	$10,623	$10,623	$10,716	$10,716
Accounts receivable and other assets	$35,482	$35,482	$37,842	$37,842
Financial Liabilities:
Deposits	$4,868,473	$4,897,101	$4,881,903	$4,908,115
Securities sold under agreements to repurchase	$429,250	$431,566	$453,135	$455,508
Advances from FHLB	$81,366	$81,111	$78,503	$77,620
Other borrowings	$286	$286	$1,214	$1,214
Subordinated capital notes	$35,458	$36,083	$36,184	$36,083
Accrued expenses and other liabilities	$87,004	$87,004	$87,664	$87,664

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at March 31, 2019 and December 31, 2018:

•    Cash and cash equivalents (including money market investments and time deposits with other banks), restricted cash, accrued interest receivable, accounts receivable and other assets, accrued expenses and other liabilities, and other borrowings have been valued at the carrying amounts reflected in the consolidated statements of financial condition as these are reasonable estimates of fair value given the short-term nature of the instruments.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 21 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,473	$1,519
Savings accounts fees	155	154
Electronic banking fees	7,892	7,571
Credit life commissions	117	119
Branch service commissions	373	327
Servicing and other loan fees	316	601
International fees	137	169
Miscellaneous income	2	3
Total banking service revenues	10,465	10,463

Wealth management revenue:
Insurance income	1,281	1,238
Broker fees	1,757	1,789
Trust fees	2,604	2,696
Retirement plan and administration fees	240	287
Investment banking fees	-	9
Total wealth management revenue	5,882	6,019

Mortgage banking activities:
Net servicing fees	944	1,754
Net gains on sale of mortgage loans and valuation	162	3
Other	100	-
Total mortgage banking activities	1,206	1,757
Total banking and financial service revenues	$17,553	$18,239

In May 2014 FASB issued ASU No. 2014-09 - Revenue from Contracts with Customers (ASC 606) to clarify the principles for recognizing revenue and to develop a common revenue standard that would remove inconsistencies in revenue requirements, provide a more robust framework for addressing the revenue issues, improve comparability in revenue recognition and to simplify the preparation of financial statements by reducing the number of requirements to which an entity must refer.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental recognizes the revenue from banking services, wealth management and mortgage banking based on the nature and timing of revenue streams from contracts with customer:

Banking Services Revenue

Electronic banking fees are credit and debit card processing services, use of the Bank’s ATMs by non-customers, debit card interchange income and service charges on deposit accounts. Revenue is recorded once the contracted service has been provided.

Service charges on checking and saving accounts as consumer periodic maintenance revenue is recognized once the service is rendered, while overdraft and late charges revenue are recorded after the contracted service has been provided.

Other income as credit life commissions, servicing and other loan fees, international fees, and miscellaneous fees recognized as banking services revenue are out of the scope of the 606 guideline.

Wealth Management Revenue

Insurance income from commissions and sale of annuities are recorded once the sale has been completed.

Brokers fees consist of two categories:

•         Sales commissions generated by advisors for their clients’ purchases and sales of securities and other investment products, which are collected once the stand-alone transactions are completed at trade date or as earned, and managed account fees which are fees charged to advisors’ clients’ accounts on the Company corporate advisory platform. These revenues do not cover future services, as a result there is no need to allocate the amount received to any other service.

•         Fees for providing distribution services related to mutual funds, net of compensation paid to a service provider who provides such services, as well as trailer fees (also known as 12-b1 fess). These fees are considered variable and are recognized over time, as the uncertainty of the fees to be received is resolved as the net asset value of the mutual fund is determined and investor activity occurs. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

Retirement plan and administration fees are revenues related to the payment received from the clients of OPC for assistance with the planning, design and administration of retirement plans, acting as third party administrator for such plans, and daily record keeping services of retirement plans. Fees are collected once the stand-alone transaction was completed at trade date.  Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

Trust fees are revenues related to fiduciary services provided to 401K retirement plans, a unit investment trust, and retirement plans, which include investment management, payment of distributions, if any, safekeeping, custodial services of plan assets, servicing of Trust officers, on-going due diligence of the Trust, and recordkeeping of transactions. Fees are billed based on services contracted.  Negotiated fees are detailed in the contract. Fees collected in advance, are amortized over the term of the contract. Fees are collected on a monthly basis once the administrative service has been completed.  Monthly fee does not include future services.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2019 and 2018:

	Quarter Ended March 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,516	$18	$11,176	$94,710	$-	$94,710
Interest expense	(8,636)	-	(4,285)	(12,921)	-	(12,921)
Net interest income	74,880	18	6,891	81,789	-	81,789
Provision for loan and lease losses, net	(12,207)	-	(42)	(12,249)	-	(12,249)
Non-interest income	11,656	5,984	16	17,656	-	17,656
Non-interest expenses	(46,483)	(4,327)	(1,342)	(52,152)	-	(52,152)
Intersegment revenue	554	-	-	554	(554)	-
Intersegment expenses	-	(174)	(380)	(554)	554	-
Income before income taxes	$28,400	$1,501	$5,143	$35,044	$-	$35,044
Income tax expense	10,650	563	361	11,574	-	11,574
Net income	$17,750	$938	$4,782	$23,470	$-	$23,470
Total assets	$5,862,487	$25,425	$1,742,557	$7,630,469	$(1,027,278)	$6,603,191

	Quarter Ended March 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$74,374	$12	$8,784	$83,170	$-	$83,170
Interest expense	(6,290)	-	(2,886)	(9,176)	-	(9,176)
Net interest income	68,084	12	5,898	73,994	-	73,994
Provision for loan and lease losses, net	(15,455)	-	(5)	(15,460)	-	(15,460)
Non-interest income	12,193	6,308	13	18,514	-	18,514
Non-interest expenses	(48,081)	(3,286)	(754)	(52,121)	-	(52,121)
Intersegment revenue	361	-	-	361	(361)	-
Intersegment expenses	-	(179)	(182)	(361)	361	-
Income before income taxes	$17,102	$2,855	$4,970	$24,927	$-	$24,927
Income tax expense (benefit)	6,670	1,113	227	8,010	-	8,010
Net income	$10,432	$1,742	$4,743	$16,917	$-	$16,917
Total assets	$5,661,759	$28,377	$1,529,912	$7,220,048	$(972,927)	$6,247,121

ITEM 2.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

The following discussion of Oriental’s financial condition and results of operations should be read in conjunction with the “Selected Financial Data” and Oriental’s consolidated financial statements and related notes. This discussion and analysis contains forward-looking statements. Please see “Forward-Looking Statements” and the risk factors set forth in our Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), for discussion of the uncertainties, risks and assumptions associated with these statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates and assumptions that affect the reported amount of assets, liabilities, income and expenses in the consolidated financial statements. Understanding our accounting policies and the extent to which we use management judgment and estimates in applying these policies is integral to understanding our financial statements. We provide a summary of our significant accounting policies in “Note 1—Summary of Significant Accounting Policies” of our 2018 Form 10-K.

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2018 Form 10-K, we identified several accounting policies as critical, including the following, because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•         Fair value measurements of financial instruments

•         Interest on loans and allowance for loan and lease losses

•         Accounting for purchased credit-impaired loans

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Audit Committee of our Board of Directors. There have been no material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2018 Form 10-K.

OVERVIEW OF FINANCIAL PERFORMANCE

SELECTED FINANCIAL DATA

	Quarter Ended March 31,
			Variance
	2019	2018	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$94,710	$83,170	13.9%
Interest expense	12,921	9,176	40.8%
Net interest income	81,789	73,994	10.5%
Provision for loan and lease losses, net	12,249	15,460	-20.8%
Net interest income after provision for loan and lease losses	69,540	58,534	18.8%
Non-interest income	17,656	18,514	-4.6%
Non-interest expenses	52,152	52,121	0.1%
Income before taxes	35,044	24,927	40.6%
Income tax expense	11,574	8,010	44.5%
Net income	23,470	16,917	38.7%
Less: dividends on preferred stock	(1,628)	(3,465)	53.0%
Income available to common shareholders	$21,842	$13,452	62.4%
PER SHARE DATA:
Basic	$0.43	$0.31	38.7%
Diluted	$0.42	$0.30	40.0%
Average common shares outstanding	51,305	43,955	16.7%
Average common shares outstanding and equivalents	51,626	51,121	1.0%
Cash dividends declared per common share	$0.07	$0.06	16.7%
Cash dividends declared on common shares	$3,591	$2,638	36.1%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.42%	1.09%	30.3%
Return on average tangible common equity	10.32%	7.73%	33.5%
Return on average common equity (ROE)	9.34%	6.84%	36.5%
Efficiency ratio	52.50%	56.51%	-7.1%
Interest rate spread	5.26%	5.14%	2.3%
Interest rate margin	5.37%	5.22%	2.9%

SELECTED FINANCIAL DATA - (Continued)

	March 31,	December 31,	Variance
	2019	2018	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$1,252,653	$1,279,604	-2.1%
Loans and leases, net	4,401,401	4,431,594	-0.7%
Total investments and loans	$5,654,054	$5,711,198	-1.0%
Deposits and borrowings
Deposits	$4,897,101	$4,908,115	-0.2%
Securities sold under agreements to repurchase	431,566	455,508	-5.3%
Other borrowings	117,480	114,917	2.2%
Total deposits and borrowings	$5,446,147	$5,478,540	-0.6%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	619,828	619,381	0.1%
Legal surplus	92,621	90,167	2.7%
Retained earnings	268,101	253,040	6.0%
Treasury stock, at cost	(103,196)	(103,633)	0.4%
Accumulated other comprehensive (loss)	(8,047)	(10,963)	26.6%
Total stockholders' equity	$1,021,192	$999,877	2.1%
Per share data
Book value per common share	$18.30	$17.90	2.2%
Tangible book value per common share	$16.56	$16.15	2.5%
Market price at end of period	$19.79	$16.46	20.2%
Capital ratios
Leverage capital	14.64%	14.22%	3.0%
Common equity Tier 1 capital ratio	17.09%	16.78%	1.8%
Tier 1 risk-based capital	19.49%	19.20%	1.5%
Total risk-based capital	20.77%	20.48%	1.4%
Equity to assets ratio	15.47%	15.19%	1.8%
Financial assets managed
Trust assets managed	$2,925,982	$2,771,462	5.6%
Broker-dealer assets	$2,302,834	$2,116,035	8.8%

FINANCIAL HIGHLIGHTS

Summary for the first quarter of 2019 versus first quarter of 2018

•         Net interest income and total banking and financial revenues increased 7.7% to $99.3 million from $92.2 million. Increased interest income from originated loans and investment securities and cash more than offset pay downs of acquired loans.

•         Net income available to shareholders increased 62.4% to $21.8 million from $13.5 million. Results reflect increased operating leverage, reduced provision and elimination of dividends on Series C preferred stock following its conversion.

•         Earnings per share diluted of $0.42 compared to $0.30, a 40% increase.

•         Book value per common share increased 3.0% to $18.30. Tangible book value per common share expanded 5.4% to $16.56.

•         Loans increased 6.5% to $4.40 billion, while deposits grew 1.3% to $4.90 billion.

•         New loan origination of $276.4 million included a 41.4% increase in commercial loans due to the success of Oriental’s strategic targeting of small business customers.

•         Net interest margin of 5.37%, a 15 basis points increase, while both credit quality and the efficiency ratio improved.

•         Return on average assets increased 33 basis points to 1.42%, return on average tangible common equity expanded 259 basis points to 10.32%, and capital metrics continued at new multi-year highs.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters ended March 31, 2019 and 2018:

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED MARCH 31, 2019 AND 2018

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$94,710	$83,169	6.22%	5.86%	$6,171,448	$5,751,444
Tax equivalent adjustment	2,338	1,162	0.15%	0.08%	-	-
Interest-earning assets - tax equivalent	97,048	84,331	6.37%	5.94%	6,171,448	5,751,444
Interest-bearing liabilities	12,922	9,174	0.96%	0.72%	5,452,860	5,134,452
Tax equivalent net interest income / spread	84,126	75,157	5.41%	5.22%	718,588	616,992
Tax equivalent interest rate margin			5.56%	5.31%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	8,223	7,350	2.65%	2.40%	1,258,899	1,239,794
Interest bearing cash and money market investments	2,368	1,207	2.47%	1.51%	388,578	323,695
Total investments	10,591	8,557	2.61%	2.22%	1,647,477	1,563,489
Non-acquired loans
Mortgage	8,887	9,012	5.39%	5.28%	668,654	692,532
Commercial	25,202	18,322	6.42%	5.65%	1,591,415	1,315,993
Consumer	10,977	9,952	12.36%	11.60%	360,093	348,029
Auto and leasing	26,232	21,019	9.15%	9.12%	1,162,153	934,501
Total non-acquired loans	71,298	58,305	7.64%	7.18%	3,782,315	3,291,055
Acquired loans:
Acquired BBVAPR
Mortgage	6,351	7,071	5.44%	5.57%	473,517	515,226
Commercial	2,707	3,746	6.90%	6.96%	159,049	218,199
Consumer	809	760	25.30%	21.12%	12,969	14,596
Auto	380	1,389	15.47%	11.00%	9,962	51,211
Total acquired BBVAPR loans	10,247	12,966	6.34%	6.58%	655,497	799,232
Acquired Eurobank	2,574	3,341	12.12%	13.87%	86,159	97,668
Total loans	84,119	74,612	7.54%	7.23%	4,523,971	4,187,955
Total interest-earning assets	94,710	83,169	6.22%	5.86%	6,171,448	5,751,444

	Interest		Average rate		Average balance
	March	March	March	March	March	March
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	1,454	899	0.53%	0.34%	1,119,612	1,059,129
Savings and money market	1,615	1,497	0.55%	0.50%	1,181,024	1,211,364
Time deposits	2,944	2,800	1.20%	1.11%	992,331	1,024,740
Total core deposits	6,013	5,196	0.74%	0.64%	3,292,967	3,295,233
Brokered deposits	2,835	1,887	2.31%	1.64%	498,116	466,638
	8,848	7,083	0.95%	0.76%	3,791,083	3,761,871
Non-interest bearing deposits	-	-	0.00%	0.00%	1,099,624	1,020,730
Core deposit intangible amortization	201	215	0.00%	0.00%	-	-
Total deposits	9,049	7,298	0.75%	0.62%	4,890,707	4,782,601
Borrowings:
Securities sold under agreements to repurchase	2,785	1,076	2.54%	1.73%	444,843	251,582
Advances from FHLB and other borrowings	563	374	2.81%	2.36%	81,226	64,186
Subordinated capital notes	524	427	5.89%	4.80%	36,083	36,083
Total borrowings	3,872	1,877	2.79%	2.16%	562,152	351,851
Total interest bearing liabilities	12,921	9,175	0.96%	0.72%	5,452,859	5,134,452
Net interest income / spread	$81,789	$73,994	5.26%	5.14%
Interest rate margin			5.37%	5.22%
Excess of average interest-earning assets over average interest-bearing liabilities					$718,587	$616,992
Average interest-earning assets to average interest-bearing liabilities ratio					113.18%	112.02%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$460	$1,574	$2,034
Loans	5,977	3,530	9,507
Total interest income	6,437	5,104	11,541
Interest Expense:
Deposits	165	1,586	1,751
Repurchase agreements	827	882	1,709
Other borrowings	136	150	286
Total interest expense	1,128	2,618	3,746
Net Interest Income	$5,309	$2,486	$7,795

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

Comparison of the quarters ended March 2019 and 2018

Net interest income of $81.8 million increased $7.8 million from $74.0 million. Interest rate spread increased 12 basis points to 5.26% from 5.14% and net interest margin increased 15 basis points to 5.37% from 5.22%. These increases are mainly due to the net effect of an increase of 36 basis points in the average yield of total interest-earning assets and an increase of 24 basis point in average cost of interest-bearing liabilities.

Net interest income increased as a result of:

•          Higher interest income from investments of $2.0 million, reflecting an increase in interest rates and volume of $1.6 million and $460 thousand, respectively. Cash and money market investments increased 98 basis points and investments securities increased 25 basis points, both mainly due to an increase in Federal Reserve Bank interest rates; and

•          Higher interest income from originated loans of $13.0 million, reflecting higher balances in the commercial, auto and consumer portfolios. This increase also reflects higher interest rates in the originated loan portfolio by 46 basis points.

Such increases in net interest income were adversely impacted by:

•          An increase in interest expense of $3.7 million mainly from an increase in volume of repurchase agreements by $827 thousand and an increase in cost of deposits and repurchase agreements of $1.6 million and $882 thousand, respectively, and;

•          A decrease of $3.5 million in the interest income from acquired loans as such loans continue to be repaid.

Comparison of the quarters ended March 31, 2018 and 2017

Net interest income of $74.0 million decreased $623 thousand from $74.6 million. Interest rate spread increased 11 basis points to 5.13% from 5.02% and net interest margin increased 12 basis points to 5.22% from 5.10%. These increases are mainly due to the net effect of a decrease of 3 basis points in the average yield of total interest earning assets and a decrease of 14 basis points in the total average of interest-bearing liabilities.

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

Net interest income was adversely impacted by:

•          A decrease of $7.9 million in the interest income from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended March 31,
	2019	2018	Variance
	(Dollars in thousands)
Banking service revenue	$10,465	$10,463	0.0%
Wealth management revenue	5,882	6,019	-2.3%
Mortgage banking activities	1,206	1,757	-31.4%
Total banking and financial service revenue	17,553	18,239	-3.8%
Other non-interest income	103	275	-62.5%
Total non-interest income, net	$17,656	$18,514	-4.6%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended March 31, 2019 and 2018

Oriental recorded non-interest income, net, in the amount of $17.7 million, compared to $18.5 million, a decrease of 4.6%, or $858 thousand. The net decrease in non-interest income was mainly due to:

•          A decrease of $551 thousand in mortgage banking activities, mainly from lower valuation of the servicing asset by $804 thousand, partially offset by higher gains on loans sold by $77 thousand due to higher volume;

•          A decrease of $137 thousand in wealth management revenue mainly from lower fee income from the trust division, commissions revenues and consulting revenues.

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

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended March 31,
	2019	2018	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,341	$20,608	-1.3%
Occupancy, equipment and infrastructure costs	7,746	7,768	-0.3%
Electronic banking charges	5,065	4,966	2.0%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	3,366	3,645	-7.7%
Professional and service fees	3,208	2,694	19.1%
Information technology expenses	2,507	2,009	24.8%
Taxes, other than payroll and income taxes	2,154	2,260	-4.7%
Advertising, business promotion, and strategic initiatives	1,211	1,347	-10.1%
Loan servicing and clearing expenses	1,209	1,161	4.1%
Insurance	1,146	1,478	-22.5%
Communication	741	885	-16.3%
Printing, postage, stationery and supplies	578	644	-10.2%
Director and investor relations	230	240	-4.2%
Other	2,650	2,416	9.7%
Total non-interest expenses	$52,152	$52,121	0.1%
Relevant ratios and data:
Efficiency ratio	52.50%	56.51%
Compensation and benefits to non-interest expense	39.00%	39.54%
Compensation to average total assets owned	1.23%	1.32%
Average number of employees	1,394	1,367
Average compensation per employee	$14.59	$15.08
Average loans per average employee	$3,245	$3,061

Non-Interest Expenses

Comparison of quarters ended March 31, 2019 and 2018

Non-interest expense was $52.2 million, representing an increase of 0.1% compared to $52.1 million.

The slight increase in non-interest expenses was driven by:

•         Higher professional and service fees by $514 thousand, mainly attributed to higher consulting and advisory expenses; and

•         Higher information technology expenses by $498 thousand mainly attributed to higher data processing charges.

The increases in the foregoing non-interest expenses were offset by:

•         Lower insurance expenses by $332 thousand mainly related to a decrease in the FDIC Deposit Insurance Assessment (SAIF); and

•         Lower compensation and employee benefits by $267 thousand, mainly due to a decrease in variable compensation.

The efficiency ratio improved from 56.51% to 52.50%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended March 31, 2019 and 2018 amounted to $103 thousand and $275 thousand, respectively.

Comparison of quarters ended March 31, 2018 and 2017

Non-interest expense was $52.1 million, representing a slight increase of 0.8% compared to $51.7 million.

The increase in non-interest expenses was driven by:

•         Higher other operating expense by $754 thousand, particularly attributed to an increase in claims and settlements accruals and to minor repairs to physical assets related to the impact of the hurricanes; and

•         Higher occupancy and equipment expenses by $568 thousand, primarily due to an increase in rent expenses driven by less rent income and to an increase in internet services.

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

Oriental maintains insurance for casualty losses as well as for disaster response costs and certain revenue lost through business interruption. Oriental received a $1.0 million partial payment from the insurance company in December 2017, a $0.7 million payment during the first quarter of 2018, and the final payment of $0.5 million during the fourth quarter of 2018.

Provision for Loan and Lease Losses

Comparison of quarters ended March 31, 2019 and 2018

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarters was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses decreased 20.8%, or $3.2 million, to $12.2 million. The decrease in the provision was mostly due to:

•         A decrease in the provision of originated loan and lease losses for the amount of $2.4 million is attributable to the change in environmental factors; and

•         A decrease in the provision of acquired Eurobank loan and lease losses of $790 thousand mainly due to better cash flows than expected.

The decreases in the provision for loan and lease losses were partially offset by:

•         An increase of $1.2 million in the provision of acquired BBVA loan and lease losses due to impairments in the residential portfolio.

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

Income Taxes

Comparison of quarters ended March 31, 2019 and 2018

Income tax expense was $11.6 million, compared to $8.0 million, reflecting the effective income tax rate of 33.0% and the net income before income taxes of $35.0 million for the first quarter of 2019.

Comparison of quarters ended March 31, 2018 and 2017

Income tax expense was $8.0 million, compared to $9.2 million, reflecting the effective income tax rate of 32.0% and the net income before income taxes of $24.9 million for 2018, due to a higher proportion of exempt income and income subject to preferential rates.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters ended March 31, 2019 and 2018.

	Quarter Ended March 31, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,516	$18	$11,176	$94,710	$-	$94,710
Interest expense	(8,636)	-	(4,285)	(12,921)	-	(12,921)
Net interest income	74,880	18	6,891	81,789	-	81,789
Provision for loan and lease losses	(12,207)	-	(42)	(12,249)	-	(12,249)
Non-interest income	11,656	5,984	16	17,656	-	17,656
Non-interest expenses	(46,483)	(4,327)	(1,342)	(52,152)	-	(52,152)
Intersegment revenue	554	-	-	554	(554)	-
Intersegment expenses	-	(174)	(380)	(554)	554	-
Income before income taxes	$28,400	$1,501	$5,143	$35,044	$-	$35,044
Income tax expense	10,650	563	361	11,574	-	11,574
Net income	$17,750	$938	$4,782	$23,470	$-	$23,470
Total assets	$5,862,487	$25,425	$1,742,557	$7,630,469	$(1,027,278)	$6,603,191

	Quarter Ended March 31, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$74,374	$12	$8,784	$83,170	$-	$83,170
Interest expense	(6,290)	-	(2,886)	(9,176)	-	(9,176)
Net interest income	68,084	12	5,898	73,994	-	73,994
Provision for loan and lease losses	(15,455)	-	(5)	(15,460)	-	(15,460)
Non-interest income	12,193	6,308	13	18,514	-	18,514
Non-interest expenses	(48,081)	(3,286)	(754)	(52,121)	-	(52,121)
Intersegment revenue	361	-	-	361	(361)	-
Intersegment expenses	-	(179)	(182)	(361)	361	-
Income before income taxes	$17,102	$2,855	4,970	$24,927	$-	$24,927
Income tax expense (benefit)	6,670	1,113	227	8,010	-	8,010
Net income	$10,432	$1,742	$4,743	$16,917	$-	$16,917
Total assets	$5,661,759	$28,377	$1,529,912	$7,220,048	$(972,927)	$6,247,121

Comparison of quarters ended March 31, 2019 and 2018

Banking

Oriental's banking segment net income before taxes increased $11.3 million from $17.1 million to $28.4 million, mainly reflecting:

•         Higher interest income from originated loans of $13.0 million due to higher balances and interest rates, offset by a decrease of $3.5 million in interest income from acquired loans as such loans continue to be repaid;

•         A decrease in the provision of originated loan and lease losses for the amount of $2.4 million is attributable to the change in environmental factors;

•         Increase in interest expense of $2.3 million mainly from increase in cost of deposits.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, decreased $1.4 million to $1.5 million mainly from the increase in the reasonable estimate accrual of claims and settlements in the broker-dealer subsidiary by $547 thousand and higher compensation expense by $285 thousand.

Treasury

Treasury segment net income before taxes decreased $173 thousand from $5.0 million to $5.1 million, reflecting:

•          Higher interest income from investment of $2.4 million due to increases in interest rates and volume of investments;

•          Higher interest expense of $1.4 million due to increase in volume and cost of repurchase agreements by $827 thousand and $882 thousand, respectively.

Comparison of quarters ended March 31, 2018 and 2017

Banking

Oriental's banking segment net income before taxes decreased $3.6 million to $17.1 million, reflecting:

•         A decrease in net interest income by $2.7 million, mainly from the acquired BBVAPR and Eurobank loan portfolios as such loans continue to be repaid;

•         Lower provision for loan and lease losses by $2.2 million, mainly from acquired loans due to an additional provision recognized during the year ago quarter from the periodic assessment of loans remaining in these portfolios;

•         Lower non-interest income by $1.0 million, reflecting the termination of the FDIC shared-loss agreement in the first quarter of 2017; and

•         Higher non-interest expenses by $2.0 million mainly as a result of higher occupancy and equipment expenses, primarily due to an increase in rent expenses driven by less rent income and to an increase in internet services and other expenses.

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

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At March 31, 2019, Oriental’s total assets amounted to $6.603 billion representing an increase of 0.3% when compared to $6.583 billion at December 31, 2018. This increase is mainly attributable to the adoption of the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for lease classified as operating leases, prospectively.  At March 31, 2019, the right of use assets amounts $20.9 million. Cash and cash equivalents increased $59.0 million. Increases were offset by decreases in the loans and investments portfolios of $30.2 million and $27.0 million, respectively.

Cash and cash equivalents increased 13.2% to $506.0 million, mainly from higher core demand and savings deposits, offset by a decrease in brokered deposits and repayments of repurchase agreements.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At March 31, 2019, Oriental’s loan portfolio decreased 0.7%. Loan production during the first quarter of 2019, reached $276.4 million compared to $309.4 million in the year ago quarter, a 10.7% decrease, mainly from lower originations in the US loan program. The non-acquired loan portfolio decreased $6.1 million from December 31, 2018 to $3.739 billion at March 31, 2019. From December 31, 2018, the BBVAPR acquired loan portfolio decreased $21.7 million to $654.5 million and the Eurobank acquired loan portfolio decreased $1.4 million to $85.7 million at March 31, 2019.

Investment securities available for sale increased 47.23% to $1.239 billion at March 31, 2019, mainly attributed to the reclassification of held-to-maturity securities into available-for-sale securities during the quarter amounting to $410.4 million (fair value at December 31, 2018), as a result of the adoption of ASU 2017-12.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At March 31, 2019, total assets managed by Oriental’s trust division and OPC amounted to $2.926 billion, compared to $2.771 billion at December 31, 2018. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At March 31, 2019, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.303 billion, compared to $2.116 billion at December 31, 2018. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of March 31, 2019, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2018, based on its annual goodwill impairment test, Oriental determined that both units passed step one of the two-step impairment test. As a result of step one, the fair value of both units exceeded its adjusted net book value. Accordingly, Oriental determined that the carrying value of the goodwill allocated to the Banking unit and Wealth Management was not impaired as of the valuation date.  There were no events that caused Oriental to perform interim testing in Q1 2019.

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	March 31	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$937,278	$978,071	-4.2%
Obligations of US government-sponsored agencies	2,197	2,265	-3.0%
US Treasury securities	10,859	10,805	0.5%
CMOs issued by US government-sponsored agencies	61,389	64,064	-4.2%
GNMA certificates	226,557	210,169	7.8%
FHLB stock	12,800	12,644	1.2%
Other debt securities	1,189	1,222	-2.7%
Other investments	384	364	5.5%
Total investments	1,252,653	1,279,604	-2.1%
Loans	4,401,401	4,431,594	-0.7%
Total investments and loans	5,654,054	5,711,198	-1.0%
Other assets:
Cash and due from banks (including restricted cash)	501,357	445,133	12.6%
Money market investments	7,665	4,930	55.5%
Foreclosed real estate	30,865	33,768	-8.6%
Accrued interest receivable	33,152	34,254	-3.2%
Deferred tax asset, net	112,744	113,763	-0.9%
Premises and equipment, net	69,017	68,892	0.2%
Servicing assets	10,623	10,716	-0.9%
Derivative assets	110	347	-68.3%
Goodwill	86,069	86,069	0.0%
Right of use assets	20,860	-	100.0%
Other assets and customers' liability on acceptances	76,675	74,282	3.2%
Total other assets	949,137	872,154	8.8%
Total assets	$6,603,191	$6,583,352	0.3%
Investment portfolio composition:
FNMA and FHLMC certificates	74.8%	76.5%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	0.9%	0.8%
CMOs issued by US government-sponsored agencies	4.9%	5.0%
GNMA certificates	18.1%	16.4%
FHLB stock	1.0%	1.0%
Other debt securities and other investments	0.1%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	March 31	December 31,	Variance
	2019	2018	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$651,423	$668,809	-2.6%
Commercial	1,569,551	1,597,588	-1.8%
Consumer	350,543	348,980	0.4%
Auto and leasing	1,167,482	1,129,695	3.3%
	3,738,999	3,745,072	-0.2%
Allowance for loan and lease losses on originated and other loans and leases	(94,035)	(95,188)	-1.2%
	3,644,964	3,649,884	-0.1%
Deferred loan costs, net	8,254	7,740	6.6%
Total originated and other loans held for investment, net	3,653,218	3,657,624	-0.1%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,405	2,546	-5.5%
Consumer	22,768	23,988	-5.1%
Auto	2,336	4,435	-47.3%
	27,509	30,969	-11.2%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,968)	(2,062)	-4.6%
	25,541	28,907	-11.6%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	484,578	492,890	-1.7%
Commercial	176,908	182,319	-3.0%
Auto	9,866	14,403	-31.5%
	671,352	689,612	-2.6%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(42,133)	(42,010)	0.3%
	629,219	647,602	-2.8%
Total acquired BBVAPR loans, net	654,760	676,509	-3.2%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	62,649	63,392	-1.2%
Commercial	46,588	47,826	-2.6%
Consumer	856	846	1.2%
	110,093	112,064	-1.8%
Allowance for loan and lease losses on Eurobank loans	(24,352)	(24,971)	-2.5%
Total acquired Eurobank loans, net	85,741	87,093	-1.6%
Total acquired loans, net	740,501	763,602	-3.0%
Total held for investment, net	4,393,719	4,421,226	-0.6%
Mortgage loans held for sale	7,682	10,368	-25.9%
Total loans, net	$4,401,401	$4,431,594	-0.7%

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

As shown in Table 5 above, total loans, net, amounted to $4.401 billion at March 31, 2019 and $4.432 billion at December 31, 2018. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $651.4 million (17.4% of the gross originated loan portfolio) compared to $668.8 million (17.9% of the gross originated loan portfolio) at December 31, 2018. Mortgage loan production totaled $23.1 million for March 31, 2019, which represents a decrease of 13.3% from $26.6 million for the same periods in 2018. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $12.9 million and $19.7 million at March 31, 2019 and December 31, 2018, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.570 billion (42.0% of the gross originated loan portfolio) compared to $1.598 billion (42.7% of the gross originated loan portfolio) at December 31, 2018. Commercial loan production, including the U.S. loan program production of $31.7 million, decreased 21.3% to $92.2 million for 2019, from $117.1 million for the same period in 2018.

•         Consumer loan portfolio amounted to $350.5 million (9.4% of the gross originated loan portfolio) compared to $349.0 million (9.3% of the gross originated loan portfolio) at December 31, 2018. Consumer loan production increased 9.0% to $40.9 million for 2019 from $37.5 million when compared to the same period in 2018.

•         Auto and leasing portfolio amounted to $1.167 billion (31.2% of the gross originated loan portfolio) compared to $1.130 million (30.1 of the gross originated loan portfolio) at December 31, 2018. Auto production decreased by 6.2% to $120.2 million for 2019, compared to $128.1 million for the same period in 2018.

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	March 31, 2019
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$8,620	$305	3.54%	$7,545	$84	1.11%	$52,176	$897	1.72%
90 - 119 days	222	28	12.61%	-	-	0.00%	1,104	46	4.17%
120 - 179 days	65	8	12.31%	-	-	0.00%	296	28	9.46%
180 - 364 days	68	17	25.00%	164	23	14.02%	814	88	10.81%
365+ days	182	25	13.74%	1,377	202	14.67%	6,428	522	8.12%
Total	$9,157	$383	4.18%	$9,086	$309	3.40%	$60,818	$1,581	2.60%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.24%			0.24%			1.61%
Refinanced or Modified Loans:
Amount	$2,226	$293	13.16%	$533	$71	13.32%	$15,507	$1,179	7.60%
Percentage of Higher-Risk Loan Category	24.31%			5.87%			25.50%
Loan-to-Value Ratio:
Under 70%	$6,068	$245	4.04%	$1,215	$6	0.49%	$-	$-	-
70% - 79%	1,304	73	5.60%	1,914	34	1.78%	-	-	-
80% - 89%	994	1	0.10%	3,533	116	3.28%	-	-	-
90% and over	791	64	8.09%	2,424	153	6.31%	60,818	1,581	2.60%
	$9,157	$383	4.18%	$9,086	$309	3.40%	$60,818	$1,581	2.60%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

Deposits from the Puerto Rico government totaled $228.8 million at March 31, 2019. The following table includes the maturities of Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

March 31, 2019
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Municipalities	$135,471	$23,704	$68,220	$43,547

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

At March 31, 2019, Oriental’s allowance for loan and lease losses amounted to $162.5 million, a $1.7 million decrease from $164.2 million at December 31, 2018.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At March 31, 2019 and December 31, 2018, Oriental had $122.7 million and $119.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At March 31, 2019 and December 31, 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $113.1 million and $112.9 million, respectively.

At March 31, 2019 and December 31, 2018, loans that are current in their monthly payments, but placed in non-accrual amounted to $30.6 million and $21.2 million, respectively. During the quarter ended March 31, 2019, a $8.6 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration.

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

At March 31, 2019, Oriental’s non-performing assets increased by 0.5% to $162.1 million (2.50% of total assets, excluding acquired loans with deteriorated credit quality) from $161.3 million (2.76% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2018. Foreclosed real estate and other repossessed assets amounting to $30.9 million and $3.6 million, respectively, at March 31, 2019, and $33.8 million and $3.0 million, respectively, at December 31, 2018, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At March 31, 2019, the allowance coverage ratio for originated loan and lease losses to non-performing loans was 74.53% (77.38% at December 31, 2018).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At March 31, 2019, Oriental’s originated non-performing mortgage loans totaled $59.7 million (46.7% of Oriental’s non-performing loans), a 6.4% decrease from $63.7 million (51.1% of Oriental’s non-performing loans) at December 31, 2018.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At March 31, 2019, Oriental’s originated non-performing commercial loans amounted to $50.4 million (39.5% of Oriental’s non-performing loans), a 18.7% increase from $42.5 million at December 31, 2018 (34.1% of Oriental’s non-performing loans). This increase is mainly from a $8.6 million loan that is current in its monthly payments but was placed in non-accrual during the quarter ended March 31, 2019 due to credit deterioration.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At March 31, 2019, Oriental’s originated non-performing consumer loans amounted to $4.0 million (3.1% of Oriental’s non-performing loans), a 18.4% increase from $3.4 million at December 31, 2018 (2.7% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At March 31, 2019, Oriental’s originated non-performing auto loans and leases amounted to $12.2 million (9.5% of Oriental’s total non-performing loans), a decrease of 9.9% from $13.5 million at December 31, 2018 (10.8% of Oriental’s total non-performing loans), mainly due to higher balance in the portfolio.

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

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$16,689	$19,783	-15.6%
Commercial	32,154	30,326	6.0%
Consumer	16,085	15,571	3.3%
Auto and leasing	29,107	29,508	-1.4%
Total allowance balance	$94,035	$95,188	-1.2%
Allowance composition:
Mortgage	17.8%	20.8%	-14.6%
Commercial	34.2%	31.9%	7.3%
Consumer	17.1%	16.4%	4.6%
Auto and leasing	31.0%	31.0%	-0.2%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.56%	2.96%	-13.5%
Commercial	2.05%	1.90%	7.9%
Consumer	4.59%	4.46%	2.9%
Auto and leasing	2.49%	2.61%	-4.6%
Total allowance to total originated loans	2.51%	2.54%	-1.2%
Allowance coverage ratio to non-performing loans:
Mortgage	27.97%	31.05%	-9.9%
Commercial	63.83%	71.43%	-10.6%
Consumer	405.06%	464.25%	-12.7%
Auto and leasing	239.31%	218.67%	9.4%
Total	74.53%	77.38%	-3.7%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$32	$22	45.5%
Consumer	1,869	1,905	-1.9%
Auto	67	135	-50.4%
Total allowance balance	$1,968	$2,062	-4.6%
Allowance composition:
Commercial	1.6%	1.1%	52.3%
Consumer	95.0%	92.4%	2.8%
Auto	3.4%	6.6%	-48.1%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	1.33%	0.86%	54.7%
Consumer	8.21%	7.94%	3.4%
Auto	2.87%	3.04%	-5.6%
Total allowance to total acquired loans	7.15%	6.66%	7.4%
Allowance coverage ratio to non-performing loans:
Commercial	3.43%	2.32%	47.8%
Consumer	438.73%	478.64%	-8.3%
Auto	67.00%	67.50%	-0.7%
Total	134.98%	133.20%	1.3%

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$17,901	$15,225	17.6%
Commercial	20,733	20,641	0.4%
Auto	3,499	6,144	-43.1%
Total allowance balance	$42,133	$42,010	0.3%
Allowance composition:
Mortgage	42.5%	36.2%	17.2%
Commercial	49.2%	49.1%	0.2%
Auto	8.3%	14.6%	-43.3%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$15,110	$15,382	-1.8%
Commercial	9,242	9,585	-3.6%
Consumer	-	4	-100.0%
Total allowance balance	$24,352	$24,971	-2.5%
Allowance composition:
Mortgage	62.1%	61.6%	0.7%
Commercial	37.9%	38.4%	-1.1%
Consumer	0.0%	0.0%	-100.0%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended March 31,
			Variance
	2019	2018	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$95,188	$92,718	2.7%
Provision for loan and lease losses	11,333	14,958	-24.2%
Charge-offs	(17,165)	(15,357)	11.8%
Recoveries	4,679	4,513	3.7%
Balance at end of period	$94,035	$96,832	-2.9%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$2,062	$3,862	-46.6%
Provision (recapture) for loan and lease losses	298	184	62.0%
Charge-offs	(525)	(1,147)	-54.2%
Recoveries	133	285	-53.3%
Balance at end of period	$1,968	$3,184	-38.2%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$42,010	$45,755	-8.2%
Provision for loan and lease losses	1,269	179	608.9%
Allowance de-recognition	(1,146)	(2,768)	-58.6%
Balance at end of period	$42,133	$43,166	-2.4%

Eurobank loans
Balance at beginning of period	$24,971	$25,174	-0.8%
Provision for loan and lease losses	(651)	139	-568.3%
Allowance de-recognition	32	97	-67.0%
Balance at end of period	$24,352	$25,410	-4.2%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended March 31,
			Variance
	2019	2018	%
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(587)	$(968)	-39.4%
Recoveries	287	314	-8.6%
Total	(300)	(654)	-54.1%
Commercial
Charge-offs	(1,086)	(1,149)	-5.5%
Recoveries	147	182	-19.2%
Total	(939)	(967)	-2.9%
Consumer
Charge-offs	(4,121)	(4,258)	-3.2%
Recoveries	263	240	9.6%
Total	(3,858)	(4,018)	-4.0%
Auto
Charge-offs	(11,371)	(8,982)	26.6%
Recoveries	3,982	3,777	5.4%
Total	(7,389)	(5,205)	42.0%
Net credit losses
Total charge-offs	(17,165)	(15,357)	11.8%
Total recoveries	4,679	4,513	3.7%
Total	$(12,486)	$(10,844)	15.1%
Net credit losses to average loans outstanding:
Mortgage	0.18%	0.38%	-52.6%
Commercial	0.24%	0.30%	-20.0%
Consumer	4.29%	5.07%	-15.4%
Auto	2.54%	2.23%	13.9%
Total	1.32%	1.34%	-1.5%
Recoveries to charge-offs	27.26%	29.39%	-7.2%
Average originated loans:
Mortgage	$668,654	683,398	-2.2%
Commercial	1,591,415	1,310,444	21.4%
Consumer	360,093	317,295	13.5%
Auto	1,162,153	933,456	24.5%
Total	$3,782,315	$3,244,593	16.6%

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended March 31,
			Variance
	2019	2018	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Recoveries	3	3	0.0%
Total	3	3	0.0%
Consumer
Charge-offs	(440)	(1,022)	-56.9%
Recoveries	40	54	-25.9%
Total	(400)	(968)	-58.7%
Auto
Charge-offs	(85)	(125)	-32.0%
Recoveries	90	228	-60.5%
Total	5	103	-95.1%
Net credit losses
Total charge-offs	(525)	(1,147)	-54.2%
Total recoveries	133	285	-53.3%
Total	$(392)	$(862)	-54.5%
Net credit losses to average loans outstanding:
Commercial	-0.48%	-0.38%	26.3%
Consumer	12.29%	28.82%	-57.3%
Auto	-0.56%	-2.14%	-74.0%
Total	8.20%	9.60%	-14.5%
Recoveries to charge-offs	25.33%	24.85%	2.0%
Average loans accounted for under ASC 310-20:
Commercial	$2,494	3,194	-21.9%
Consumer	13,015	13,436	-3.1%
Auto	3,602	19,292	-81.3%
Total	$19,111	$35,922	-46.8%

TABLE 11 — NON-PERFORMING ASSETS

	March 31,	December 31,	Variance
	2019	2018	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$40,815	$41,679	-2.1%
Other loans	81,910	78,047	4.9%
Accruing loans
Troubled-Debt Restructuring loans	4,372	4,302	1.6%
Other loans	536	541	-0.9%
Total non-performing loans	$127,633	$124,569	2.5%
Foreclosed real estate	30,865	33,768	-8.6%
Other repossessed assets	3,574	2,986	19.7%
	$162,072	$161,323	0.5%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.50%	2.76%	-9.4%
Non-performing assets to total capital	15.87%	16.13%	-1.6%

	Quarter Ended March 31,
	2019	2018
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$1,107	$996

TABLE 12 — NON-PERFORMING LOANS

	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$59,665	$63,717	-6.4%
Commercial	50,376	42,456	18.7%
Consumer	3,971	3,354	18.4%
Auto and leasing	12,163	13,494	-9.9%
	126,175	123,021	2.6%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	932	950	-1.9%
Consumer	426	398	7.0%
Auto	100	200	-50.0%
	1,458	1,548	-5.8%
Total	$127,633	$124,569	2.5%
Non-performing loans composition percentages:
Originated loans
Mortgage	46.8%	51.1%
Commercial	39.5%	34.1%
Consumer	3.1%	2.7%
Auto and leasing	9.5%	10.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.7%	0.8%
Consumer	0.3%	0.3%
Auto	0.1%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	3.39%	3.30%	2.7%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.97%	2.13%	-7.5%
Total capital	12.50%	12.46%	0.3%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.09%	1.16%	-6.03%
Non-performing loans	32.23%	35.30%	-8.7%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	60.10%	59.20%	1.5%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	110.99%	120.67%	-8.0%

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,092,488	$1,105,324	-1.2%
NOW accounts	1,125,658	1,086,447	3.6%
Savings and money market accounts	1,252,158	1,212,260	3.3%
Certificates of deposit	1,424,543	1,501,002	-5.1%
Total deposits	4,894,847	4,905,033	-0.2%
Accrued interest payable	2,254	3,082	-26.9%
Total deposits and accrued interest payable	4,897,101	4,908,115	-0.2%
Borrowings:
Securities sold under agreements to repurchase	431,566	455,508	-5.3%
Advances from FHLB	81,111	77,620	4.5%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	286	1,214	-76.4%
Total borrowings	549,046	570,425	-3.7%
Total deposits and borrowings	5,446,147	5,478,540	-0.6%

Other Liabilities:
Derivative liabilities	439	333	31.8%
Acceptances outstanding	25,791	16,937	52.3%
Lease liability	22,618	-	100.0%
Other liabilities	87,004	87,665	-0.8%
Total liabilities	$5,581,999	$5,583,475	0.0%
Deposits portfolio composition percentages:
Non-interest bearing deposits	22.3%	22.5%
NOW accounts	23.0%	22.1%
Savings and money market accounts	25.6%	24.7%
Certificates of deposit	29.1%	30.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	78.5%	79.9%
Advances from FHLB	14.8%	13.6%
Other term notes	0.1%	0.2%
Subordinated capital notes	6.6%	6.3%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$430,957	$454,723
Daily average outstanding balance	$444,843	$357,086
Maximum outstanding balance at any month-end	$454,723	$457,053

Liabilities and Funding Sources

As shown in Table 15 above, at March 31, 2019, Oriental’s total liabilities were $5.582 billion, 0.03% less than the $5.583 billion reported at December 31, 2018. Deposits and borrowings, Oriental’s funding sources, amounted to $5.446 billion at March 31, 2019 versus $5.479 billion at December 31, 2018, a 0.6% decrease.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At March 31, 2019, borrowings amounted to $549.0 million, representing a decrease of 3.8% when compared with the $570.4 million reported at December 31, 2018. The decrease in borrowings reflects:

•          A decrease of $23.9 million attributable to $23.7 million decrease in short-term repurchase agreements that matured during the quarter ended March 31, 2019 and were not renewed, partially offset by;

•          An increase of $3.5 million in advances from the FHLB-NY attributable to $4.5 million of new advances from a special program from the FHLB called Disaster Relief Funding (DRF) and it was created to offer advances with special rates to those areas declared as disaster areas.

On January 1, 2019, Oriental adopted the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for lease classified as operating leases, prospectively.  At March 31, 2019, the lease liability amounted to $22.6 million.

At March 31, 2019, deposits represented 89% and borrowings represented 11% of interest-bearing liabilities. At March 31, 2019, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.897 billion, a decrease of 0.2% from $4.908 billion at December 31, 2018.

Stockholders’ Equity

At March 31, 2019, Oriental’s total stockholders’ equity was $1.021 billion, a 2.13% increase when compared to $999.9 million at December 31, 2018. This increase in stockholders’ equity reflects increases in retained earnings of $15.1 million, a decrease in accumulated other comprehensive loss, net of tax of $2.9 million, an increase in the legal surplus of $2.5 million and reduction in treasury stock, at cost, of $437 thousand. Book value per share was $18.30 at March 31, 2019 compared to $17.90 at December 31, 2018.

From December 31, 2018 to March 31, 2019, tangible common equity to total assets increased from 12.59% to 12.88%, leverage capital ratio increased from 14.22% to 14.64%, common equity tier 1 capital ratio increased from 16.78% to 17.09%, tier 1 risk-based capital ratio increased from 19.20% to 19.49%, and total risk-based capital ratio increased from 20.48% to 20.77%. The increase in these ratios reflect an increase of $21.3 million in total capital.

On October 22, 2018, Oriental completed the conversion of all 84,000 shares of its Series C Preferred Stock into common stock. Each share of Series C Preferred Stock was converted into 86.4225 shares of common stock.  Upon conversion, the Series C Preferred Stock is no longer outstanding and all rights with respect to the Series C Preferred Stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C Preferred Stock and any required cash-in-lieu of fractional shares.

Capital Rules to Implement Basel III Capital Requirements

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of March 31, 2019, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of March 31, 2019 and December 31, 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at March 31, 2019 and December 31, 2018:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,021,192	$999,877	2.1%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	17.09%	16.78%	1.8%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$832,924	811,707	2.6%
Minimum common equity tier 1 capital required	$219,276	217,675	0.7%
Minimum capital conservation buffer required	$91,365	90,698	0.7%
Excess over regulatory requirement	$522,283	503,334	3.8%
Risk-weighted assets	$4,872,806	4,837,214	0.7%
Tier 1 risk-based capital ratio	19.49%	19.20%	1.5%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$949,794	$928,577	2.3%
Minimum tier 1 risk-based capital required	$292,368	$290,233	0.7%
Excess over regulatory requirement	$657,427	$638,344	3.0%
Risk-weighted assets	$4,872,806	$4,837,214	0.7%
Total risk-based capital ratio	20.77%	20.48%	1.4%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,012,112	$990,499	2.2%
Minimum total risk-based capital required	$389,824	$386,977	0.7%
Excess over regulatory requirement	$622,288	$603,522	3.1%
Risk-weighted assets	$4,872,806	$4,837,214	0.7%
Leverage capital ratio	14.64%	14.22%	3.0%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$949,794	$928,577	2.3%
Minimum tier 1 capital required	$259,456	$261,125	-0.6%
Excess over regulatory requirement	$690,339	$667,452	3.4%
Tangible common equity to total assets	12.88%	12.59%	2.3%
Tangible common equity to risk-weighted assets	17.45%	17.13%	1.9%
Total equity to total assets	15.47%	15.19%	1.8%
Total equity to risk-weighted assets	20.96%	20.67%	1.4%
Stock data:
Outstanding common shares	51,328,431	51,293,924	0.1%
Book value per common share	$18.30	$17.90	2.2%
Tangible book value per common share	$16.56	$16.15	2.6%
Market price at end of period	$19.79	$16.46	20.2%
Market capitalization at end of period	$1,015,790	$844,298	20.3%

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at March 31, 2019 and December 31, 2018:

	March 31,	December 31,
	2019	2018
	(In thousands, except share or per share information)
Total stockholders' equity	$1,021,192	$999,877
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,280)	(2,480)
Customer relationship intangible	(796)	(888)
Total tangible common equity (non-GAAP)	$850,177	$828,570
Total assets	6,603,191	6,583,352
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,280)	(2,480)
Customer relationship intangible	(796)	(888)
Total tangible assets	$6,514,046	$6,493,915
Tangible common equity to tangible assets	13.05%	12.76%
Common shares outstanding at end of period	51,328,431	51,293,924
Tangible book value per common share	$16.56	$16.15

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

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$832,924	$811,707	2.6%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	949,794	928,577	2.3%
Additional Tier 2 capital	62,318	61,922	0.6%
Total risk-based capital	$1,012,112	$990,499	2.2%
Risk-weighted assets:
Balance sheet items	$4,640,278	$4,641,998	0.0%
Off-balance sheet items	232,528	195,216	19.1%
Total risk-weighted assets	$4,872,806	$4,837,214	0.7%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	17.09%	16.78%	1.8%
Tier 1 capital (minimum required - 6%)	19.49%	19.20%	1.5%
Total capital (minimum required - 8%)	20.77%	20.48%	1.4%
Leverage ratio (minimum required - 4%)	14.64%	14.22%	3.0%
Equity to assets	15.47%	15.19%	1.8%
Tangible common equity to assets	12.88%	12.59%	2.3%

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at March 31, 2019 and December 31, 2018:

	March 31,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.63%	18.40%	1.3%
Actual common equity tier 1 capital	$904,813	$887,918	1.9%
Minimum capital requirement (4.5%)	$218,572	$217,120	0.7%
Minimum capital conservation buffer requirement (1.875% at March 31, 2019 - 1.875% at December 31, 2018)	$91,072	$90,467	0.7%
Minimum to be well capitalized (6.5%)	$315,715	$313,618	0.7%
Tier 1 Capital to Risk-Weighted Assets	18.63%	18.40%	1.3%
Actual tier 1 risk-based capital	$904,813	$887,918	1.9%
Minimum capital requirement (6%)	$291,429	$289,494	0.7%
Minimum to be well capitalized (8%)	$388,573	$385,992	0.7%
Total Capital to Risk-Weighted Assets	19.91%	19.68%	1.2%
Actual total risk-based capital	$966,848	$949,596	1.8%
Minimum capital requirement (8%)	$388,573	$385,992	0.7%
Minimum to be well capitalized (10%)	$485,716	$482,490	0.7%
Total Tier 1 Capital to Average Total Assets	14.02%	13.68%	2.5%
Actual tier 1 capital	$904,813	$887,918	1.9%
Minimum capital requirement (4%)	$258,183	$259,547	-0.5%
Minimum to be well capitalized (5%)	$322,728	$324,434	-0.5%

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At March 31, 2019 and December 31, 2018, Oriental’s market capitalization for its outstanding common stock was $1.016 billion ($19.79 per share) and $844.3 million ($16.46 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2019
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter ended March 31, 2019.

At March 31, 2019, the number of shares that may yet be purchased under such program is estimated at 390,644   and was calculated by dividing the remaining balance of $7.7 million by $19.79  (closing price of Oriental's common stock at March 31, 2019).

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

These simulations are complex, and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at March 31, 2019 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$11,451	3.63%	$12,716	3.76%
+ 100 Basis points	$5,790	1.84%	$6,421	1.90%
- 100 Basis points	$(5,726)	-1.82%	$(6,339)	-1.88%
- 200 Basis points	$(11,449)	-3.63%	$(12,675)	-3.75%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of March 31, 2019.

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

Derivative instruments that are used as part of Oriental’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 7 to the accompanying consolidated financial statements for further information concerning Oriental’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $329 thousand (notional amount of $33.2 million) was recognized at March 31, 2019 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At March 31, 2019, interest rate swaps offered to clients not designated as hedging instruments represented a derivative asset of $33 thousand (notional amounts of $12.5 million), and the mirror-image interest rate swaps in which Oriental entered into represented a derivative liability of $33 thousand (notional amounts of $12.5 million).

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of March 31, 2019, Oriental had $33.2 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $33.2 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of March 31, 2019, Oriental had $431.0 million in repurchase agreements, excluding accrued interest, and $451.2 million in brokered deposits.

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

As of March 31, 2019, Oriental had approximately $506.0 million in unrestricted cash and cash equivalents, $638.3 million in investment securities that are not pledged as collateral, and $790.3 million in borrowing capacity at the FHLB-NY.

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Oriental’s annual report on Form 10-K for the year ended December 31, 2018. In addition to other information set forth in this report, you should carefully consider the risk factors included in Oriental’s annual report on Form 10-K, as updated by this report or other filings Oriental makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to Oriental at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

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

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: May 3, 2019
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: May 3, 2019
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: May 3, 2019
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control