Form 10-Q
period 2019-06-30
OFG BANCORP
filed 2019-08-02
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

       EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-12647

OFG Bancorp

Incorporated in the Commonwealth of Puerto Rico, IRS Employer Identification No. 66-0538893

Principal Executive Offices:

254 Muñoz Rivera Avenue

San Juan, Puerto Rico 00918

Telephone Number: (787) 771-6800

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common shares, par value $1.00 per share	OFG	New York Stock Exchange
7.125% Noncumulative Monthly Income Preferred Stock, Series A ($25.00 liquidation preference per share)	OFG.PRA	New York Stock Exchange
7.0% Noncumulative Monthly Income Preferred Stock, Series B ($25.00 liquidation preference per share)	OFG.PRB	New York Stock Exchange
7.125% Noncumulative Perpetual Preferred Stock, Series D ($25.00 liquidation preference per share)	OFG.PRD	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 51,347,056 common shares ($1.00 par value per share) outstanding as of July 31, 2019

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

•      the receipt and timing of regulatory approvals required to consummate the acquisition of Scotiabank Puerto Rico (“SBPR”) and certain branch assets and liabilities in Puerto Rico and the U.S. Virgin Islands operations of The Bank of Nova Scotia (“BNS”) and the acquisition referred to as the “Scotiabank Transaction”; and

•      difficulties in integrating the operations expected to be acquired in the Scotiabank Transaction (“SBPR”).

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018

	June 30,	December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$668,896	$442,103
Money market investments	7,485	4,930
Total cash and cash equivalents	676,381	447,033
Restricted cash	1,049	3,030
Investments:
Trading securities, at fair value, with amortized cost of $511 (December 31, 2018 - $647)	412	360
Investment securities available-for-sale, at fair value, with amortized cost of $860,911 (December 31, 2018 - $854,511)	857,433	841,857
Investment securities held-to-maturity, at amortized cost, with fair value of $410,353 at December 31, 2018	-	424,740
Federal Home Loan Bank (FHLB) stock, at cost	12,821	12,644
Other investments	3	3
Total investments	870,669	1,279,604
Loans:
Loans held-for-sale, at lower of cost or fair value	14,676	10,368
Loans held for investment, net of allowance for loan losses of $162,642 (December 31, 2018 - $164,231)	4,459,821	4,421,226
Total loans	4,474,497	4,431,594
Other assets:
Foreclosed real estate	29,509	33,768
Accrued interest receivable	33,909	34,254
Deferred tax asset, net	111,147	113,763
Premises and equipment, net	71,001	68,892
Customers' liability on acceptances	23,610	16,937
Servicing assets	10,134	10,716
Derivative assets	26	347
Goodwill	86,069	86,069
Operating lease right-of-use assets	20,419	-
Other assets	55,707	57,345
Total assets	$6,464,127	$6,583,352

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF JUNE 30, 2019 AND DECEMBER 31, 2018 (CONTINUED)

	June 30,	December 31,
	2019	2018
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,219,911	$2,191,802
Savings accounts	1,222,109	1,212,259
Time deposits	1,503,117	1,504,054
Total deposits	4,945,137	4,908,115
Borrowings:
Securities sold under agreements to repurchase	240,324	455,508
Advances from FHLB	80,085	77,620
Subordinated capital notes	36,083	36,083
Other borrowings	338	1,214
Total borrowings	356,830	570,425
Other liabilities:
Derivative liabilities	985	333
Acceptances executed and outstanding	23,610	16,937
Operating lease liabilities	22,179	-
Accrued expenses and other liabilities	70,512	87,665
Total liabilities	5,419,253	5,583,475
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2018 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,330,031 shares outstanding (December 31, 2018 - $59,885,234;
51,293,924)	59,885	59,885
Additional paid-in capital	620,368	619,381
Legal surplus	95,019	90,167
Retained earnings	284,459	253,040
Treasury stock, at cost, 8,555,203 shares (December 31, 2018 - 8,591,310 shares)	(103,171)	(103,633)
Accumulated other comprehensive loss, net of tax of $750 (December 31, 2018 - $1,677)	(3,686)	(10,963)
Total stockholders’ equity	1,044,874	999,877
Total liabilities and stockholders’ equity	$6,464,127	$6,583,352

See notes to unaudited consolidated financial statements

OFG BANCORP

UNADUTIED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Interest income:
Loans	$85,080	$78,429	$169,199	$153,041
Mortgage-backed securities	5,987	8,034	13,912	15,085
Investment securities and other	3,188	1,543	5,854	3,050
Total interest income	94,255	88,006	188,965	171,176
Interest expense:
Deposits	9,991	7,651	19,040	14,949
Securities sold under agreements to repurchase	2,106	1,840	4,892	2,918
Advances from FHLB and other borrowings	559	448	1,121	822
Subordinated capital notes	514	479	1,038	905
Total interest expense	13,170	10,418	26,091	19,594
Net interest income	81,085	77,588	162,874	151,582
Provision for loan losses, net	17,705	14,747	29,954	30,207
Net interest income after provision for loan and lease losses	63,380	62,841	132,920	121,375
Non-interest income:
Banking service revenue	10,776	11,144	21,241	21,607
Wealth management revenue	6,669	6,262	12,551	12,281
Mortgage banking activities	629	988	1,835	2,745
Total banking and financial service revenues	18,074	18,394	35,627	36,633

Sale of securities	4,776	-	4,776	-
Early extinguishment of debt	(7)	-	(7)	-
Other non-interest income	105	309	208	584
Total non-interest income, net	22,948	18,703	40,604	37,217
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018 (CONTINUED)

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	19,875	18,099	40,216	38,707
Occupancy, equipment and infrastructure costs	7,511	9,166	15,257	16,934
Electronic banking charges	5,128	5,415	10,193	10,382
Professional and service fees	3,427	3,146	6,635	5,840
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,584	2,289	5,950	5,934
Information technology expenses	2,200	2,000	4,707	4,009
Taxes, other than payroll and income taxes	2,142	2,384	4,295	4,645
Advertising, business promotion, and strategic initiatives	1,315	1,024	2,526	2,371
Insurance	1,277	1,482	2,423	2,960
Loan servicing and clearing expenses	1,160	1,227	2,368	2,388
Merger and restructuring charges	1,000	-	1,000	-
Communication	859	815	1,599	1,700
Printing, postage, stationary and supplies	636	605	1,214	1,249
Director and investor relations	330	337	560	577
Other	2,008	4,311	4,661	6,725
Total non-interest expense	51,452	52,300	103,604	104,421
Income before income taxes	34,876	29,244	69,920	54,171
Income tax expense	10,897	9,595	22,471	17,605
Net income	23,979	19,649	47,449	36,566
Less: dividends on preferred stock	(1,628)	(3,465)	(3,256)	(6,930)
Income available to common shareholders	$22,351	$16,184	$44,193	$29,636
Earnings per common share:
Basic	$0.44	$0.36	$0.86	$0.67
Diluted	$0.43	$0.35	$0.86	$0.65
Average common shares outstanding and equivalents	51,680	51,226	51,652	51,157
Cash dividends per share of common stock	$0.07	$0.06	$0.14	$0.12

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)

Net income	$23,979	$19,649	$47,449	$36,566
Other comprehensive income before tax:
Unrealized gain (loss) on securities available-for-sale	10,578	(3,638)	13,952	(14,964)
Realized gain on sale of securities available-for-sale	(4,776)	-	(4,776)	-
Unrealized (loss) gain on cash flow hedges	(629)	275	(972)	931
Other comprehensive gain (loss) before taxes	5,173	(3,363)	8,204	(14,033)
Income tax effect	(812)	286	(927)	1,720
Other comprehensive income (loss) after taxes	4,361	(3,077)	7,277	(12,313)
Comprehensive income	$28,340	$16,572	$54,726	$24,253

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$176,000	$92,000	$176,000
Balance at end of period	92,000	176,000	92,000	176,000
Common stock:
Balance at beginning of period	59,885	52,626	59,885	52,626
Balance at end of period	59,885	52,626	59,885	52,626
Additional paid-in capital:
Balance at beginning of period	619,828	541,404	619,381	541,600
Stock-based compensation expense	540	343	987	635
Stock-based compensation excess tax benefit recognized in income	-	(13)	-	(140)
Lapsed restricted stock units	-	-	-	(361)
Balance at end of period	620,368	541,734	620,368	541,734
Legal surplus:
Balance at beginning of period	92,621	83,138	90,167	81,454
Transfer from retained earnings	2,398	2,111	4,852	3,795
Balance at end of period	95,019	85,249	95,019	85,249
Retained earnings:
Balance at beginning of period	268,101	210,008	253,040	200,878
Lease standard initial adoption	-	-	(736)	-
Net income	23,979	19,649	47,449	36,566
Cash dividends declared on common stock	(3,595)	(2,640)	(7,186)	(5,278)
Cash dividends declared on preferred stock	(1,628)	(3,465)	(3,256)	(6,930)
Transfer to legal surplus	(2,398)	(2,111)	(4,852)	(3,795)
Balance at end of period	284,459	221,441	284,459	221,441
Treasury stock:
Balance at beginning of period	(103,196)	(104,142)	(103,633)	(104,502)
Lapsed restricted stock units and options	25	173	462	533
Balance at end of period	(103,171)	(103,969)	(103,171)	(103,969)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(8,047)	(12,185)	(10,963)	(2,949)
Other comprehensive (loss), net of tax:	4,361	(3,077)	7,277	(12,313)
Balance at end of period	(3,686)	(15,262)	(3,686)	(15,262)
Total stockholders’ equity	$1,044,874	$957,819	$1,044,874	$957,819

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

	Six-Month Period Ended June 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$47,449	$36,566
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	1,951	2,296
Amortization of investment securities premiums, net of accretion of discounts	2,602	3,045
Amortization of core deposit and customer relationship intangibles	585	659
Net change in operating leases	12	-
Depreciation and amortization of premises and equipment	4,209	4,454
Deferred income tax expense, net	1,689	4,001
Provision for loan losses, net	29,954	30,207
Stock-based compensation	987	635
Stock-based compensation excess tax benefit recognized in income	-	(140)
(Gain) loss on:
Sale of securities	(4,776)	-
Sale of loans	(256)	(185)
Derivatives	1	-
Early extinguishment of repurchase agreements	7	-
Foreclosed real estate and other repossessed assets	1,821	1,436
Sale of other repossessed assets	(55)	(9)
Sale of other assets	(29)	(44)
Originations of loans held-for-sale	(38,290)	(47,929)
Proceeds from sale of loans held-for-sale	9,735	11,306
Net (increase) decrease in:
Trading securities	(52)	(227)
Accrued interest receivable	345	15,493
Servicing assets	582	(1,008)
Other assets	958	6,683
Net (decrease) in:
Accrued interest on deposits and borrowings	(1,034)	(359)
Accrued expenses and other liabilities	(24,027)	(18,419)
Net cash provided by operating activities	34,368	48,461

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018 (CONTINUED)

	Six-Month Period Ended June 30,
	2019	2018
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(784)	(259,665)
FHLB stock	(1,167)	(99,365)
Maturities and redemptions of:
Investment securities available-for-sale	92,634	54,727
Investment securities held-to-maturity	-	38,640
FHLB stock	990	98,441
Proceeds from sales of:
Investment securities available-for-sale	354,501	-
Foreclosed real estate and other repossessed assets, including write-offs	24,452	25,059
Premises and equipment	42	873
Origination and purchase of loans, excluding loans held-for-sale	(564,647)	(693,586)
Principal repayment of loans	463,287	382,191
Additions to premises and equipment	(6,331)	(3,597)
Net cash provided by (used in) investing activities	$362,977	$(456,282)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	52,745	86,293
Securities sold under agreements to repurchase	(214,730)	194,879
FHLB advances, federal funds purchased, and other borrowings	1,585	28,816
Restricted units lapsed	462	172
Dividends paid on preferred stock	(2,855)	(6,930)
Dividends paid on common stock	(7,185)	(5,277)
Net cash (used in) provided by financing activities	$(169,978)	$297,953
Net change in cash, cash equivalents and restricted cash	227,367	(109,868)
Cash, cash equivalents and restricted cash at beginning of period	450,063	488,233
Cash, cash equivalents and restricted cash at end of period	$677,430	$378,365
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$668,896	$368,344
Money market investments	7,485	6,991
Restricted cash	1,049	3,030
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$677,430	$378,365

Interest paid	$26,324	$19,095
Income taxes paid	$29,371	$8,890
Operating lease liabilities paid	$3,329	$-
Mortgage loans securitized into mortgage-backed securities	$25,837	$37,618
Transfer from held-to-maturity securities to available-for-sale securities	$424,740	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$22,183	$25,465
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$1,383	$-
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$49	$1,247
Financed sales of foreclosed real estate	$703	$667
Loans booked under the GNMA buy-back option	$11,675	$14,521
Initial recognition of operating lease right-of-use assets	$21,930	$-
Initial recognition of operating lease liabilities	$23,689	$-
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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13, which includes an impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020. While we continue to assess the impact of ASU No. 2016-13, we have developed a roadmap with time schedules in place from 2016 to implementation date. Oriental's cross-functional implementation team has developed a project plan to ensure we comply with all updates from this ASU at the time of adoption. We are currently in the implementation of our selected software and are in the process of model development and validation. Oriental will keep disclosing relevant information of concerning implementation process and impact of ASU No. 2016-13, as well as the updating of policies, procedures and internal controls, in preparation for performing a full parallel run during the third quarter of 2019. Oriental’s preliminary evaluation indicates the provisions of ASU No. 2016-13 are expected to impact Oriental’s consolidated financial statements, in particular the level of the reserve for credit losses. Oriental is continuing to evaluate the extent of the potential impact and expects that portfolio composition and economic conditions at the time of adoption will be a factor.

NOTE 2 – SIGNIFICANT EVENTS

On June 26, 2019, Oriental entered into (i) a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with The Bank of Nova Scotia (“BNS”), (ii) a definitive Sale and Purchase Agreement (USVI) (the “USVI Purchase Agreement”) with BNS and (iii) a definitive Sale and Purchase Agreement (PR) (the “PR Purchase Agreement” and, together with the Stock Purchase Agreement and the USVI Purchase Agreement, the “Purchase Agreements”) with BNS. This transaction is referred to as the “Scotiabank Transaction.”

Pursuant to the Stock Purchase Agreement, Oriental will acquire all of the issued and outstanding shares of common and preferred stock of Scotiabank de Puerto Rico, a bank chartered under the laws of Puerto Rico (“SBPR”). In addition, the Stock Purchase Agreement contemplates that, immediately following the closing, SBPR will merge with and into Oriental Bank, with Oriental Bank continuing as the surviving bank. Pursuant to the USVI Purchase Agreement, Oriental will acquire the banking operations of BNS in the U.S. Virgin Islands (“USVI”) through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits). Also, pursuant to the PR Purchase Agreement, Oriental agreed to acquire certain loans and other assets, and to assume certain deposits and other liabilities from the Puerto Rico branch of BNS. The unaudited consolidated financial statements do not contemplate the effect of the Scotiabank Transaction, which has not been consummated at June 30, 2019.

Closing of the Scotiabank Transaction is targeted for before year end 2019 and is subject to certain customary conditions, including the receipt of required regulatory approvals as described in the Purchase Agreements.

Under the Purchase Agreements, Oriental may be required to reimburse BNS for its reasonable and documented out-of-pocket transaction expenses not to exceed $2 million if the closing of the Scotiabank Transaction does not occur before one year after execution of the Purchase Agreements, subject to certain conditions. There can be no assurance as to when or whether the Scotiabank Transaction will be consummated and what amounts Oriental may be obligated to pay under the Scotiabank Transaction.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	June 30,	December 31,
	2019	2018
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$-	$1,980
Obligations under agreement of loans sold with recourse	1,049	1,050
	$1,049	$3,030

At June 30, 2019 and December 31, 2018, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental enters into collateral agreements with certain financial counterparties.  At June 30, 2019 collateral agreements have expired. At December 31, 2018, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At June 30, 2019 and December 31, 2018, Oriental delivered as collateral cash amounting to approximately $1.0 million and $1.1 million, respectively.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered June 30, 2019 was $208.3 million (December 31, 2018 - $211.6 million). At June 30, 2019 and December 31, 2018, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At June 30, 2019 and December 31, 2018, money market instruments included as part of cash and cash equivalents amounted to $7.5 million and $4.9 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$694,431	$1,277	$5,352	$690,356	2.19%
GNMA certificates	93,126	1,228	7	94,347	2.84%
CMOs issued by US government-sponsored agencies	59,238	-	608	58,630	1.90%
Total mortgage-backed securities	846,795	2,505	5,967	843,333	2.24%
Investment securities
US Treasury securities	10,938	1	32	10,907	1.36%
Obligations of US government-sponsored agencies	2,147	-	16	2,131	1.38%
Other debt securities	1,031	31	-	1,062	2.97%
Total investment securities	14,116	32	48	14,100	1.48%
Total securities available for sale	$860,911	$2,537	$6,015	$857,433	2.23%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$561,878	$404	$8,951	$553,331	2.59%
GNMA certificates	211,947	1,050	2,827	210,170	3.10%
CMOs issued by US government-sponsored agencies	66,230	-	2,166	64,064	1.90%
Total mortgage-backed securities	840,055	1,454	13,944	827,565	2.66%
Investment securities
US Treasury securities	10,924	-	119	10,805	1.36%
Obligations of US government-sponsored agencies	2,325	-	60	2,265	1.38%
Other debt securities	1,207	15	-	1,222	2.99%
Total investment securities	14,456	15	179	14,292	1.50%
Total securities available-for-sale	$854,511	$1,469	$14,123	$841,857	2.64%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$424,740	$-	$14,387	$410,353	2.07%

On January 1, 2019, Oriental adopted the Accounting Standard Update ("ASU") No. 2017-12 and reclassified all of its mortgage backed securities with a carrying value of $424.7 million and unrealized losses of $14.4 million from the held-to-maturity portfolio into the available-for-sale portfolio.

The amortized cost and fair value of Oriental’s investment securities at June 30, 2019, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2019
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$2,509	$2,536
Total due from 1 to 5 years	2,509	2,536
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$52,094	$51,538
FNMA and FHLMC certificates	192,744	192,666
Total due after 5 to 10 years	244,838	244,204
Due after 10 years
FNMA and FHLMC certificates	$499,178	$495,154
GNMA certificates	93,126	94,347
CMOs issued by US government-sponsored agencies	7,144	7,092
Total due after 10 years	599,448	596,593
Total mortgage-backed securities	846,795	843,333
Investment securities
Due less than one year
US Treasury securities	$10,938	$10,907
Total due in less than one year	10,938	10,907
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$2,147	$2,131
Other debt securities	100	100
Total due from 1 to 5 years	2,247	2,231
Due from 5 to 10 years
Other debt securities	931	962
Total due after 5 to 10 years	931	962
Total investment securities	14,116	14,100
Total	$860,911	$857,433

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the six-month period ended June 30, 2019, Oriental retained securitized GNMA pools totaling $25.7 million amortized cost, at a yield of 3.69% from its own originations while, during the six-month period ended June 30, 2018 that amount totaled $37.6 million amortized cost, at a yield of 3.45%.

During the quarter ended June 30, 2019 Oriental sold $349.7 million available-for-sale mortgage-backed securities and recognized a gain in the sale of $4.8 million. During the quarters ended June 30, 2019 and 2018 and the six-month period ended June 30, 2018, Oriental did not sell mortgage-backed securities or investment securities.

	Six-Month Period Ended June 30, 2019
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$213,376	$211,549	$1,827	$-
GNMA certificates	$141,125	$138,177	$2,949	$-
Total	$354,501	$349,726	$4,776	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at June 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	June 30, 2019
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$59,238	$608	$58,630
FNMA and FHLMC certificates	480,959	5,352	475,607
Obligations of US Government and sponsored agencies	2,147	16	2,131
GNMA certificates	4,181	6	4,175
US Treasury Securities	9,990	32	9,958
	$556,515	$6,014	$550,501

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
GNMA certificates	20	1	19
	$20	$1	$19

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$59,238	$608	$58,630
FNMA and FHLMC certificates	480,959	5,352	475,607
Obligations of US government and sponsored agencies	2,147	16	2,131
GNMA certificates	4,201	7	4,194
US Treasury Securities	9,990	32	9,958
	$556,535	$6,015	$550,520

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

All of the investments ($556.5 million, amortized cost) with an unrealized loss position at June 30, 2019 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

NOTE 5 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

 The composition of Oriental’s loan portfolio at June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$635,616	$668,809
Commercial	1,616,973	1,597,588
Consumer	356,110	348,980
Auto and leasing	1,218,070	1,129,695
	3,826,769	3,745,072
Allowance for loan and lease losses on originated and other loans and leases	(89,952)	(95,188)
	3,736,817	3,649,884
Deferred loan costs, net	9,251	7,740
Total originated and other loans held for investment, net	3,746,068	3,657,624
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,249	2,546
Consumer	21,966	23,988
Auto	996	4,435
	25,211	30,969
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,685)	(2,062)
	23,526	28,907
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	476,081	492,890
Commercial	169,481	182,319
Auto	6,462	14,403
	652,024	689,612
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(45,427)	(42,010)
	606,597	647,602
Total acquired BBVAPR loans, net	630,123	676,509
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	61,920	63,392
Commercial	46,421	47,826
Consumer	867	846
Total acquired Eurobank loans	109,208	112,064
Allowance for loan and lease losses on Eurobank loans	(25,578)	(24,971)
Total acquired Eurobank loans, net	83,630	87,093
Total acquired loans, net	713,753	763,602
Total held for investment, net	4,459,821	4,421,226
Mortgage loans held-for-sale	14,676	10,368
Total loans, net	$4,474,497	$4,431,594

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at June 30, 2019 and December 31, 2018, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$291	$614	$2,850	$3,755	$34,667	$38,422	$228
Years 2003 and 2004	82	2,576	4,756	7,414	63,642	71,056	-
Year 2005	83	1,599	2,991	4,673	32,597	37,270	-
Year 2006	-	1,496	4,283	5,779	47,234	53,013	-
Years 2007, 2008 and 2009	224	398	4,305	4,927	50,811	55,738	196
Years 2010, 2011, 2012, 2013	224	784	6,618	7,626	97,428	105,054	320
Years 2014, 2015, 2016, 2017 and 2018	-	491	1,893	2,384	141,205	143,589	-
	904	7,958	27,696	36,558	467,584	504,142	744
Non-traditional	-	115	3,439	3,554	9,339	12,893	-
Loss mitigation program	9,371	5,955	14,926	30,252	76,422	106,674	1,381
	10,275	14,028	46,061	70,364	553,345	623,709	2,125
Home equity secured personal loans	-	-	-	-	232	232	-
GNMA's buy-back option program	-	-	11,675	11,675	-	11,675	-
	10,275	14,028	57,736	82,039	553,577	635,616	2,125
Commercial
Commercial secured by real estate:
Corporate	-	-	8,883	8,883	254,560	263,443	-
Institutional	-	-	-	-	73,213	73,213	-
Middle market	-	500	5,334	5,834	203,853	209,687	-
Retail	913	220	6,543	7,676	230,623	238,299	-
Floor plan	-	-	-	-	3,100	3,100	-
Real estate	-	-	-	-	18,317	18,317	-
	913	720	20,760	22,393	783,666	806,059	-
Other commercial and industrial:
Corporate	-	-	-	-	148,747	148,747	-
Institutional	-	-	-	-	158,462	158,462	-
Middle market	42	250	4,826	5,118	81,754	86,872	-
Retail	562	197	428	1,187	368,766	369,953	-
Floor plan	39	15	6	60	46,820	46,880	-
	643	462	5,260	6,365	804,549	810,914	-
	1,556	1,182	26,020	28,758	1,588,215	1,616,973	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$709	$286	$572	$1,567	$26,321	$27,888	$-
Overdrafts	30	-	-	30	154	184	-
Personal lines of credit	91	25	28	144	1,859	2,003	-
Personal loans	4,996	2,237	1,225	8,458	301,522	309,980	-
Cash collateral personal loans	233	10	374	617	15,438	16,055	-
	6,059	2,558	2,199	10,816	345,294	356,110	-
Auto and leasing	69,495	29,130	12,021	110,646	1,107,424	1,218,070	-
Total	$87,385	$46,898	$97,976	$232,259	$3,594,510	$3,826,769	$2,125

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

At both June 30, 2019, and December 31, 2018, Oriental had a carrying balance of $91.4 million in current status, respectively, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of June 30, 2019 and December 31, 2018, by class of loans:

	June 30, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$28	$28	$-	$28	$-
Floor plan	-	-	798	798	60	858	-
	-	-	826	826	60	886	-
Other commercial and industrial
Retail	61	24	-	85	1,278	1,363	-
	61	24	-	85	1,278	1,363	-
	61	24	826	911	1,338	2,249	-
Consumer
Credit cards	434	90	276	800	19,073	19,873	-
Personal loans	39	43	11	93	2,000	2,093	-
	473	133	287	893	21,073	21,966	-
Auto	132	90	58	280	716	996	-
Total	$666	$247	$1,171	$2,084	$23,127	$25,211	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at June 30, 2019 and  December 31, 2018 is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable:	$1,250,597	$1,304,545
Less: Non-accretable discount	346,055	345,423
Cash expected to be collected	904,542	959,122
Less: Accretable yield	252,518	269,510
Carrying amount, gross	652,024	689,612
Less: allowance for loan and lease losses	45,427	42,010
Carrying amount, net	$606,597	$647,602

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At June 30, 2019 and December 31, 2018, Oriental had $44.6 million and $44.5 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$226,907	$37,379	$180	$427	$264,893
Accretion	(6,115)	(2,488)	(139)	(190)	(8,932)
Change in expected cash flows	-	1,375	8	190	1,573
Transfer to non-accretable discount	(3,243)	(1,628)	(6)	(139)	(5,016)
Balance at end of period	$217,549	$34,638	$43	$288	$252,518

Non-Accretable Discount Activity:
Balance at beginning of period	$290,100	$9,911	$24,056	$18,835	$342,902
Change in actual and expected losses	(1,085)	(635)	21	(164)	(1,863)
Transfer from accretable yield	3,243	1,628	6	139	5,016
Balance at end of period	$292,258	$10,904	$24,083	$18,810	$346,055

	Six-Month Period Ended June 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$232,199	$36,508	$243	$560	$269,510
Accretion	(12,465)	(5,144)	(355)	(488)	(18,452)
Change in expected cash flows	-	4,640	11	488	5,139
Transfer (to) from non-accretable discount	(2,185)	(1,366)	144	(272)	(3,679)
Balance at end of period	$217,549	$34,638	$43	$288	$252,518

Non-Accretable Discount Activity:
Balance at beginning of period	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(1,814)	(808)	(18)	(407)	(3,047)
Transfer from (to) accretable yield	2,185	1,366	(144)	272	3,679
Balance at end of period	$292,258	$10,904	$24,083	$18,810	$346,055

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$248,379	$45,711	$1,726	$649	$296,465
Accretion	(6,915)	(3,597)	(656)	(194)	(11,362)
Change in actual and expected losses	-	2,775	400	73	3,248
Transfer (to) from non-accretable discount	2,439	(2,368)	(399)	(31)	(359)
Balance at end of period	$243,903	$42,521	$1,071	$497	$287,992

Non-Accretable Discount Activity:
Balance at beginning of period	$301,107	$10,731	$23,443	$19,309	$354,590
Change in actual and expected losses	(2,531)	(1,956)	(197)	(8)	(4,692)
Transfer from accretable yield	(2,439)	2,368	399	31	359
Balance at end of period	$296,137	$11,143	$23,645	$19,332	$350,257

	Six-Month Period Ended June 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(13,988)	(7,282)	(1,525)	(450)	(23,245)
Change in actual and expected losses	-	5,931	826	131	6,888
Transfer (to) from non-accretable discount	(607)	(2,892)	(996)	(69)	(4,564)
Balance at end of period	$243,903	$42,521	$1,071	$497	$287,992

Non-Accretable Discount Activity:
Balance at beginning of period	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(3,971)	(2,345)	(401)	(21)	(6,738)
Transfer from (to) accretable yield	607	2,892	996	69	4,564
Balance at end of period	$296,137	$11,143	$23,645	$19,332	$350,257

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at June 30, 2019 and December 31, 2018 is as follows:

	June 30	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable	$149,401	$156,722
Less: Non-accretable discount	1,799	2,959
Cash expected to be collected	147,602	153,763
Less: Accretable yield	38,394	41,699
Carrying amount, gross	109,208	112,064
Less: Allowance for loan and lease losses	25,578	24,971
Carrying amount, net	$83,630	$87,093

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and six-months periods ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$36,368	2,260	654	-	-	39,282
Accretion	(1,280)	(1,199)	-	(3)	(17)	(2,499)
Change in expected cash flows	30	910	-	(10)	31	961
Transfer from (to) non-accretable discount	817	(115)	(51)	13	(14)	650
Balance at end of period	$35,935	$1,856	$603	$-	$-	$38,394

Non-Accretable Discount Activity:
Balance at beginning of period	$875	-	1,551	-	116	2,542
Change in actual and expected losses	21	(115)	-	13	(12)	(93)
Transfer (to) from accretable yield	(817)	115	51	(13)	14	(650)
Balance at end of period	$79	$-	$1,602	$-	$118	$1,799

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$37,734	$3,310	$655	$-	$-	$41,699
Accretion	(2,631)	(2,364)	-	(15)	(63)	(5,073)
Change in expected cash flows	(393)	866	-	(41)	118	550
Transfer from (to) non-accretable discount	1,225	44	(52)	56	(55)	1,218
Balance at end of period	$35,935	$1,856	$603	$-	$-	$38,394

Non-Accretable Discount Activity:
Balance at beginning of period	$1,276	$-	$1,550	$-	$133	$2,959
Change in actual and expected losses	28	44	-	56	(70)	58
Transfer from (to) accretable yield	(1,225)	(44)	52	(56)	55	(1,218)
Balance at end of period	$79	$-	$1,602	$-	$118	$1,799

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$39,622	$5,616	$1,356	-	$-	$46,594
Accretion	(1,538)	(1,706)	-	(4)	(118)	(3,366)
Change in actual and expected losses	(836)	1,832	-	(111)	236	1,121
Transfer from (to) non-accretable discount	2,021	(1,157)	(132)	115	(118)	729
Balance at end of period	$39,269	$4,585	$1,224	$-	$-	$45,078

Non-Accretable Discount Activity:
Balance at beginning of period	$4,479	$-	$849	$-	$219	$5,547
Change in actual and expected losses	180	(1,157)	-	115	(137)	(999)
Transfer (to) from accretable yield	(2,021)	1,157	132	(115)	118	(729)
Balance at end of period	$2,638	$-	$981	$-	$200	$3,819

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Six-Month Period Ended June 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$41,474	$6,751	$1,447	$-	$-	$49,672
Accretion	(3,143)	(3,312)	-	(38)	(214)	(6,707)
Change in expected cash flows	(980)	2,730	-	(174)	414	1,990
Transfer from (to) non-accretable discount	1,918	(1,584)	(223)	212	(200)	123
Balance at end of period	$39,269	$4,585	$1,224	$-	$-	$45,078

Non-Accretable Discount Activity:
Balance at beginning of period	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected cash flows	(20)	(1,860)	-	212	(235)	(1,903)
Transfer (to) from accretable yield	(1,918)	1,584	223	(212)	200	(123)
Balance at end of period	$2,638	$-	$981	$-	$200	$3,819

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of June 30, 2019 and December 31, 2018:

	June 30,	December 31
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$2,621	$2,538
Years 2003 and 2004	4,912	5,818
Year 2005	2,991	3,600
Year 2006	4,398	5,140
Years 2007, 2008 and 2009	4,109	6,697
Years 2010, 2011, 2012, 2013	6,298	8,427
Years 2014, 2015, 2016, 2017 and 2018	1,893	1,462
	27,222	33,682
Non-traditional	3,439	3,085
Loss mitigation program	17,822	22,107
	48,483	58,874
Commercial
Commercial secured by real estate
Corporate	8,883	-
Institutional	9,556	9,911
Middle market	6,169	7,266
Retail	13,950	16,123
	38,558	33,300
Other commercial and industrial
Middle market	4,924	6,481
Retail	1,129	2,629
Floor plan	6	46
	6,059	9,156
	44,617	42,456
Consumer
Credit cards	572	411
Personal lines of credit	36	31
Personal loans	1,226	2,909
Cash collateral personal loans	374	3
	2,208	3,354
Auto and leasing	12,024	13,494
Total non-accrual originated loans	$107,332	$118,178

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2019	2018
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$28	$54
Floor plan	798	888
	826	942
Other commercial and industrial
Retail	-	8
	-	8
	826	950
Consumer
Credit cards	276	380
Personal loans	11	18
	287	398
Auto	58	200
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,171	1,548
Total non-accrual loans	$108,503	$119,726

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

At June 30, 2019 and December 31, 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $119.7 million and $112.9 million, respectively, as they are performing under their new terms.

At June 30, 2019 and December 31, 2018, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $20.5 million and $21.2 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $83.8 million and $82.0 million at June 30, 2019 and December 31, 2018, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $9.2 million and $8.4 million at June 30, 2019 and December 31, 2018, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $83.1 million and $84.2 million at June 30, 2019 and December 31, 2018, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $10.6 million and $10.2 million at June 30, 2019 and December 31, 2018, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$54,895	$50,524	$9,168	18%
Residential impaired and troubled-debt restructuring	94,501	83,093	10,615	13%
Impaired loans with no specific allowance:
Commercial	40,465	32,578	N/A	0%
Total investment in impaired loans	$189,861	$166,195	$19,783	12%

	December 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$54,636	$49,092	$8,434	17%
Residential impaired and troubled-debt restructuring	95,659	84,174	10,186	12%
Impaired loans with no specific allowance
Commercial	38,241	32,137	N/A	0%
Total investment in impaired loans	$188,536	$165,403	$18,620	11%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$678	$27	4%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$678	$27	4%

	December 31, 2018
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$14	2%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$14	2%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$479,998	$476,080	$25,208	5%
Commercial	151,265	146,810	17,083	12%
Auto	7,393	6,462	3,136	49%
Total investment in impaired loan pools	$638,656	$629,352	$45,427	7%

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

 Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of June 30, 2019 and December 31, 2018 are as follows:

	June 30, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$65,870	$59,956	$17,213	29%
Commercial	36,415	38,419	8,365	22%
Total investment in impaired loan pools	$102,285	$98,375	$25,578	26%

	December 31, 2018
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$70,153	$63,406	$15,382	24%
Commercial	47,342	47,820	9,585	20%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$117,510	$111,230	$24,971	22%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,
	2019		2018
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$367	$53,392	$129	$46,976
Residential troubled-debt restructuring	701	83,197	705	84,473
Impaired loans with no specific allowance
Commercial	347	32,002	131	22,129
	1,415	168,591	965	153,578
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	701	-	747
Impaired loans with no specific allowance
Commercial	-	-	-	-
Total interest income from impaired loans	$1,415	$169,292	$965	$154,325

	Six-Month Period Ended June 30,
	2019		2018
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$733	$52,141	$250	$49,154
Residential troubled-debt restructuring	1,373	83,427	1,384	84,613
Impaired loans with no specific allowance
Commercial	687	32,124	262	19,946
Total interest income from impaired loans	$2,793	$167,692	$1,896	$153,713

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$724	$-	$747
Impaired loans with no specific allowance
Total interest income from impaired loans	$2,793	$168,416	$1,896	$154,460

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and six-month periods ended June 30, 2019 and 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	50	$7,000	6.14%	388	$6,345	5.45%	341
Commercial	1	1,157	7.00%	55	1,157	5.75%	86
Consumer	70	1,052	15.57%	69	1,082	11.56%	74
Auto	13	193	7.58%	70	200	9.18%	46

	Six-Month Period Ended June 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	88	$11,494	5.90%	388	$10,586	5.11%	346
Commercial	2	1,164	7.03%	55	1,164	5.78%	86
Consumer	141	2,015	15.39%	67	2,049	11.70%	74
Auto	13	193	7.58%	70	200	9.18%	46

	Quarter Ended June 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	45	$5,718	5.63%	371	$5,679	4.85%	325
Commercial	5	5,775	5.55%	39	5,775	6.34%	45
Consumer	21	357	16.49%	56	357	10.26%	72

	Six-Month Period Ended June 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	83	$11,466	5.66%	384	$11,019	4.96%	344
Commercial	8	7,334	5.38%	46	7,330	6.00%	50
Consumer	49	711	16.12%	51	712	10.93%	70

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended June 30, 2019 and 2018:

	Twelve month Period Ended June 30,
	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	22	$2,830	12	$1,718
Commercial	3	$1,935	1	$235
Consumer	66	$928	15	$141
Auto	1	$27	-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of June 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	June 30, 2019
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$263,443	$221,728	$17,342	$24,373	$-	$-
Institutional	73,213	63,109	361	9,743	-	-
Middle market	209,687	155,069	33,391	21,227	-	-
Retail	238,299	216,971	3,373	17,955	-	-
Floor plan	3,100	1,834	-	1,266	-	-
Real estate	18,317	18,317	-	-	-	-
	806,059	677,028	54,467	74,564	-	-
Other commercial and industrial:
Corporate	148,747	145,929	2,818	-	-	-
Institutional	158,462	158,462	-	-	-	-
Middle market	86,872	76,418	4,124	6,330	-	-
Retail	369,953	361,703	283	7,967	-	-
Floor plan	46,880	43,816	3,058	6	-	-
	810,914	786,328	10,283	14,303	-	-
Total	1,616,973	1,463,356	64,750	88,867	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	28	-	-	28	-	-
Floor plan	858	60	-	798	-	-
	886	60	-	826	-	-
Other commercial and industrial:
Retail	1,363	1,363	-	-	-	-
	1,363	1,363	-	-	-	-
Total	2,249	1,423	-	826	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	504,142	476,446	-	27,696	-	-
Non-traditional	12,893	9,454	-	3,439	-	-
Loss mitigation program	106,674	91,748	-	14,926	-	-
Home equity secured personal loans	232	232	-	-	-	-
GNMA's buy-back option program	11,675	-	-	11,675	-	-
	635,616	577,880	-	57,736	-	-

Consumer:
Credit cards	27,888	27,316	-	572	-	-
Overdrafts	184	154	-	30	-	-
Unsecured personal lines of credit	2,003	1,975	-	28	-	-
Unsecured personal loans	309,980	308,756	-	1,224	-	-
Cash collateral personal loans	16,055	15,681	-	374	-	-
	356,110	353,882	-	2,228	-	-
Auto and Leasing	1,218,070	1,206,049	-	12,021	-	-
Total	2,209,796	2,137,811	-	71,985	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	19,873	19,596	-	277	-	-
Personal loans	2,093	2,082	-	11	-	-
	21,966	21,678	-	288	-	-
Auto	996	938	-	58	-	-
	22,962	22,616	-	346	-	-
	$3,851,980	$3,625,206	$64,750	$162,024	$-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at June 30, 2019 and December 31, 2018 was as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$15,361	$19,783
Commercial	29,234	30,326
Consumer	15,831	15,571
Auto and leasing	29,526	29,508
Total allowance for originated and other loans and lease losses	89,952	95,188

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	31	22
Consumer	1,617	1,905
Auto	37	135
	1,685	2,062
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	25,208	15,225
Commercial	17,083	20,641
Auto	3,136	6,144
	45,427	42,010
Total allowance for acquired BBVAPR loans and lease losses	47,112	44,072
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	17,213	15,382
Commercial	8,365	9,585
Consumer	-	4
Total allowance for acquired Eurobank loan and lease losses	25,578	24,971
Total allowance for loan and lease losses	$162,642	$164,231

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

Allowance for Originated and Other Loan and Lease Losses Held for Investment

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$16,689	$32,154	$16,085	$29,107	$94,035
Charge-offs	(604)	(2,146)	(4,839)	(10,672)	(18,261)
Recoveries	316	177	327	4,877	5,697
Provision for loan and lease losses	(1,040)	(951)	4,258	6,214	8,481
Balance at end of period	$15,361	$29,234	$15,831	$29,526	$89,952

	Six-Month Period Ended June 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,783	$30,326	$15,571	$29,508	$95,188
Charge-offs	(1,191)	(3,232)	(8,958)	(22,044)	(35,425)
Recoveries	603	323	590	8,858	10,374
Provision for loan and lease losses	(3,834)	1,817	8,628	13,204	19,815
Balance at end of period	$15,361	$29,234	$15,831	$29,526	$89,952

	June 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,615	$9,168	$-	$-	$19,783
Collectively evaluated for impairment	4,746	20,066	15,831	29,526	70,169
Total ending allowance balance	$15,361	$29,234	$15,831	$29,526	$89,952
Loans:
Individually evaluated for impairment	$83,093	$83,102	$-	$-	$166,195
Collectively evaluated for impairment	552,523	1,533,871	356,110	1,218,070	3,660,574
Total ending loan balance	$635,616	$1,616,973	$356,110	$1,218,070	$3,826,769

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$18,983	$33,174	$18,023	$26,652	$96,832
Charge-offs	(1,328)	(1,998)	(4,588)	(13,748)	(21,662)
Recoveries	466	227	240	5,280	6,213
(Recapture) provision for originated and other loan and lease losses	1,202	77	2,517	9,039	12,835
Balance at end of period	$19,323	$31,480	$16,192	$27,223	$94,218

	Six-Month Period Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(2,298)	(3,147)	(8,847)	(22,731)	(37,023)
Recoveries	786	409	479	9,056	10,730
Provision for originated and other loan and lease losses	396	3,960	8,106	15,331	27,793
Balance at end of period	$19,323	$31,480	$16,192	$27,223	$94,218

	December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,186	$8,434	$-	$-	$18,620
Collectively evaluated for impairment	9,597	21,892	15,571	29,508	76,568
Total ending allowance balance	$19,783	$30,326	$15,571	$29,508	$95,188
Loans:
Individually evaluated for impairment	$84,174	$81,229	$-	$-	$165,403
Collectively evaluated for impairment	584,635	1,516,359	348,980	1,129,695	3,579,669
Total ending loan balance	$668,809	$1,597,588	$348,980	$1,129,695	$3,745,072

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$32	$1,869	$67	$1,968
Charge-offs	(80)	(433)	(56)	(569)
Recoveries	2	78	71	151
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	77	103	(45)	135
Balance at end of period	$31	$1,617	$37	$1,685

	Six-Month Period Ended June 30, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$22	$1,905	$135	$2,062
Charge-offs	(80)	(873)	(141)	(1,094)
Recoveries	5	118	161	284
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	84	467	(118)	433
Balance at end of period	$31	$1,617	$37	$1,685

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$27	$-	$-	$27
Collectively evaluated for impairment	4	1,617	37	1,658
Total ending allowance balance	$31	$1,617	$37	$1,685
Loans:
Individually evaluated for impairment	$678	$-	$-	$678
Collectively evaluated for impairment	1,571	21,966	996	24,533
Total ending loan balance	$2,249	$21,966	$996	$25,211

	Quarter Ended June 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$37	$2,659	$488	$3,184
Charge-offs	(5)	(420)	(88)	(513)
Recoveries	12	94	244	350
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	42	24	(361)	(295)
Balance at end of period	$86	$2,357	$283	$2,726

	Six-Month Period Ended June 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$42	$3,225	$595	$3,862
Charge-offs	(5)	(1,442)	(213)	(1,660)
Recoveries	15	148	472	635
Provision (recapture) for acquired loan and lease losses accounted for under ASC 310-20	34	426	(571)	(111)
Balance at end of period	$86	$2,357	$283	$2,726

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14	$-	$-	$14
Collectively evaluated for impairment	8	1,905	135	2,048
Total ending allowance balance	$22	$1,905	$135	$2,062
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	1,799	23,988	4,435	30,222
Total ending loan balance	$2,546	$23,988	$4,435	$30,969

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

During the second quarter of 2019, Oriental adjusted to fair value several mortgage loans accounted under ASC 310-30, which are expected to be sold during 2019, with a net increment in provision for acquired BBVAPR and Eurobank loans by $8.5 million.

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$17,901	$20,733	$-	$3,499	42,133
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	7,390	(79)	-	-	7,311
Allowance de-recognition	(83)	(3,571)	-	(363)	(4,017)
Balance at end of period	$25,208	$17,083	$-	$3,136	45,427

	Six-Month Period Ended June 30, 2019
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$15,225	$20,641	$-	$6,144	42,010
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	10,123	771	-	(2,314)	8,580
Allowance de-recogntion	(140)	(4,329)	-	(694)	(5,163)
Balance at end of period	$25,208	$17,083	$-	$3,136	45,427

	Quarter Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,331	$22,047	$18	$6,770	$43,166
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	236	1,306	-	-	1,542
Allowance de-recognition	-	(334)	-	(198)	(532)
Balance at end of period	$14,567	$23,019	$18	$6,572	$44,176

	Six-Month Period Ended June 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,085	$23,691	$18	$7,961	$45,755
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	550	2,058	-	(887)	1,721
Allowance de-recognition	(68)	(2,730)	-	(502)	(3,300)
Balance at end of period	$14,567	$23,019	$18	$6,572	$44,176

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters ended June 30, 2019 and 2018 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,110	$9,242	$-	$24,352
Provision (recapture) for loan and lease losses, net	2,502	(724)	-	1,778
Allowance de-recognition	(399)	$(153)	$-	(552)
Balance at end of period	$17,213	$8,365	$-	$25,578

	Six-Month Period Ended June 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,382	$9,585	$4	$24,971
Provision (recapture) for loan and lease losses, net	2,300	(1,174)	-	1,126
Allowance de-recognition	(469)	(46)	(4)	(519)
Balance at end of period	$17,213	$8,365	$-	$25,578

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,414	$9,992	$4	$25,410
Provision (recapture) for acquired Eurobank loan and lease losses, net	605	60	-	665
Allowance de-recognition	(849)	(912)	-	(1,761)
Balance at end of period	$15,170	$9,140	$4	$24,314

	Six-Month Period Ended June 30, 2018
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$15,187	$9,983	$4	$25,174
Provision (recapture) for acquired Eurobank loan and lease losses, net	784	21	-	805
Allowance de-recognition	(801)	(864)	-	(1,665)
Balance at end of period	$15,170	$9,140	$4	$24,314

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$10,012	$12,766	$8,087	$30,865
Decline in value	(296)	(602)	(523)	(1,421)
Additions	2,412	1,676	252	4,340
Sales	(1,175)	(2,600)	(500)	(4,275)
Balance at end of period	$10,953	$11,240	$7,316	$29,509

	Six-Month Period Ended June 30, 2019
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$9,571	$14,617	9,580	$33,768
Decline in value	(589)	(1,789)	(943)	(3,321)
Additions	4,818	2,730	746	8,294
Sales	(2,847)	(4,318)	(2,067)	(9,232)
Balance at end of period	$10,953	$11,240	$7,316	$29,509

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$13,365	$16,495	$10,454	$40,314
Decline in value	(170)	(478)	(290)	(938)
Additions	1,782	3,275	1,828	6,885
Sales	(2,791)	(1,800)	(1,119)	(5,710)
Balance at end of year	$12,186	$17,492	$10,873	$40,551

	Six-Month Period Ended June 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$14,283	$18,347	$11,544	$44,174
Decline in value	(658)	(1,514)	(752)	(2,924)
Additions	3,269	4,925	1,941	10,135
Sales	(4,708)	(4,266)	(1,860)	(10,834)
Balance at end of year	$12,186	$17,492	$10,873	$40,551

NOTE 8 —  DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$-	$14
Interest rate swaps not designated as hedges	-	126
Interest rate caps	26	207
	$26	$347
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$959	$-
Interest rate swaps not designated as hedges	-	126
Interest rate caps	26	207
	$985	$333

Interest Rate Swaps

Oriental enters into interest rate swap contracts to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in a predetermined variable index rate. The interest rate swaps effectively fix Oriental’s interest

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table shows a summary of these swaps and their terms at June 30, 2019:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$32,773	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$32,773

An accumulated unrealized loss of $959 thousand and a gain of $14 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at June 30, 2019 and December 31, 2018, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At June 30, 2019 Oriental did not have interest rate swaps not designated as hedging instruments offered to clients.  At December 31, 2018, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $126 thousand and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2018, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $126 thousand and were included as part of derivative liabilities in the consolidated statements of financial condition.

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of June 30, 2019 and December 31, 2018, the outstanding total notional amount of interest rate caps was $42.1 million and $150.9 million, respectively. At June 30, 2019 and December 31, 2018, the interest rate caps sold to clients represented a liability of $26 thousand and $207 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At June 30, 2019 and December 31, 2018, the interest rate caps purchased as mirror-images represented an asset of $26 thousand and $207 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at June 30, 2019 and December 31, 2018 consists of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Loans, excluding acquired loans	$31,386	$30,409
Investments	2,523	3,845
	$33,909	$34,254

Other assets at June 30, 2019 and December 31, 2018 consist of the following:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30,	December 31,
	2019	2018
	(In thousands)
Prepaid expenses	$11,613	$9,788
Other repossessed assets	2,507	2,986
Core deposit and customer relationship intangibles	2,784	3,369
Tax credits	277	2,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	37,443	37,842
	$55,707	$57,345

Prepaid expenses amounting to $11.6 million and $9.8 million at June 30, 2019 and December 31, 2018, respectively, include prepaid municipal, property and income taxes aggregating to $8.8 million and $5.5 million, respectively.

Other repossessed assets totaled $2.5 million and $3.0 million at June 30, 2019 and December 31, 2018, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At June 30, 2019 and December 31, 2018 this core deposit intangible amounted to $2.1 million and $2.5 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At June 30, 2019 and December 31, 2018, this customer relationship intangible amounted to $704 thousand and $888 thousand, respectively.

At June 30, 2019 and December 31, 2018, tax credits for Oriental totaled $277 thousand and $2.3 million, respectively. These tax credits do not have an expiration date.

NOTE 10—  DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of June 30, 2019 and December 31, 2018 consist of the following:

	June 30,	December 31,
	2019	2018
	(In thousands)
Non-interest bearing demand deposits	$1,075,744	$1,105,324
Interest-bearing savings and demand deposits	2,344,576	2,274,423
Retail certificates of deposit	914,358	805,712
Institutional certificates of deposit	222,052	197,559
Total core deposits	4,556,730	4,383,018
Brokered deposits	388,407	525,097
Total deposits	$4,945,137	$4,908,115

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $366.7 million in certificates of deposits and $21.7 million in money market accounts at June 30, 2019, and $500.8 million in certificates of deposits and $24.3 million in money market accounts at December 31, 2018. As part of the sale $349.7 million available-for-sale mortgage-backed securities during the quarter ended June 30, 2019, the Company reduced $62.8 million brokered deposits.

The weighted average interest rate of Oriental’s deposits was 0.80% and 0.67%, respectively, at June 30, 2019 and December 31, 2018. Interest expense for the quarters and six-month periods ended June 30, 2019 and 2018 was as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Demand and savings deposits	$3,948	$2,956	$7,359	$5,768
Certificates of deposit	6,043	4,695	11,681	9,181
	$9,991	$7,651	$19,040	$14,949

At June 30, 2019 and December 31, 2018, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $403.4 million and $346.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $29.3 million and $19.6 million at a weighted average rate of 134.3% and 116.4% at June 30, 2019 and December 31, 2018, respectively.

At June 30, 2019 and December 31, 2018, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $276.9 million and $207.4 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $310.9 million and $281.2 million at June 30, 2019 and December 31, 2018, respectively.

Excluding accrued interest of approximately $2.5 million, the scheduled maturities of certificates of deposit at June 30, 2019 and December 31, 2018 are as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Within one year:
Three (3) months or less	$288,380	$305,088
Over 3 months through 1 year	436,659	545,363
	725,039	850,451
Over 1 through 2 years	617,425	484,197
Over 2 through 3 years	81,874	89,340
Over 3 through 4 years	41,005	34,018
Over 4 through 5 years	35,243	42,998
	$1,500,586	$1,501,004

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $995 thousand and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11—  BORROWINGS AND RELATED INTEREST

     Securities Sold under Agreements to Repurchase

At June 30, 2019, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted.  The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements.  The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $324 thousand and $785 thousand at June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate repurchase agreements, interest ranging of 1.72% (December 31, 2018 2.45% to 2.95%)	$50,000	$214,723
Long-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.86% (December 31, 2018; 1.72% to 2.86%)	190,000	240,000
Total assets sold under agreements to repurchase	$240,000	$454,723

Repurchase agreements mature as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Less than 90 days	$50,000	$214,723
Over 90-days	190,000	240,000
Total	$240,000	$454,723

As a result of the sale $349.7 million available-for-sale mortgage-backed securities during the quarter ended June 30, 2019, the Company terminated before maturity $191.2 million securities sold under agreements to repurchase, at a cost of $7 thousand, included in the statement of operations of the financial statements. This sale provided opportunity to further reduce wholesale funding outstanding balances.

The following securities were sold under agreements to repurchase:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$258,784	$240,000	$257,439	3.00%
Total	$258,784	$240,000	$257,439	3.00%

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$496,814	$454,723	$487,181	3.01%
Total	$496,814	$454,723	$487,181	3.01%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At June 30, 2019 and December 31, 2018, these advances were secured by mortgage and commercial loans amounting to $864.7 million and $847.3 million, respectively. Also, at June 30, 2019 and December 31, 2018, Oriental had an additional borrowing capacity with the FHLB-NY of $784.8 million and $762.0 million, respectively. At June 30, 2019 and December 31, 2018, the weighted average remaining maturity of FHLB’s advances was 26.0 months and 26.6 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of June 30, 2019.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $180 thousand and $176 thousand, at June 30, 2019 and December 31, 2018, respectively:

	June 30,	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.59% (December 31, 2018 - 2.61%)	$32,773	$33,572
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.90% (December 31, 2018 - 2.89%)	47,132	43,872
	$79,905	$77,444

Advances from FHLB mature as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30,
2019
(In thousands)
Under 90 days	$32,773
Over one to three years	8,693
Over three to five years	34,019
Over five years	4,420
$79,905

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at June 30, 2019 and December 31, 2018.

NOTE 12 – OFFSETTING OF FINANCIAL ASSETS AND LIABILITIES

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at June 30, 2019 and December 31, 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$26	$-	$26	$-	$-	$26

December 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$347	$-	$347	$2,037	$-	$(1,690)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

June 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$985	$-	$985	$-	$-	$985
Securities sold under agreements to repurchase	240,000	-	240,000	257,439	-	(17,439)
Total	$240,985	$-	$240,985	$257,439	$-	$(16,454)

December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$333	$-	$333	$-	1,980	$(1,647)
Securities sold under agreements to repurchase	454,723	-	454,723	487,181	-	(32,458)
Total	$455,056	$-	$455,056	$487,181	$1,980	$(34,105)

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

At June 30, 2019 and December 31, 2018, Oriental’s net deferred tax asset amounted to $111.1 million and $113.8 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at June 30, 2019 and December 31, 2018. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

Oriental maintained an effective tax rate lower than statutory rate for the six-month periods ended June 30, 2019 and 2018 of 32.1% and 32.4%, respectively, mainly by investing in tax-exempt obligations, doing business through its international banking entity, and by expanding its operations in the U.S, which are taxed at a lower rate.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At June 30, 2019 and December 31, 2018, unrecognized tax benefits amounted at $908 thousand and $875 thousand, respectively.  Oriental had accrued $33 thousand at June 30, 2019 (December 31, 2018 - $81 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.

Income tax expense for the quarters ended June 30, 2019 and 2018, was $10.9 million and $9.6 million, respectively.  Income tax expense for the six-month periods ended June 30, 2019 and 2018 was $22.5 million and $17.6 million, respectively.

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

As of June 30, 2019 and December 31, 2018, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of June 30, 2019 and December 31, 2018, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of June 30, 2019 and December 31, 2018 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of June 30, 2019
Total capital to risk-weighted assets	$1,035,109	21.14%	$391,635	8.00%	$489,544	10.00%
Tier 1 capital to risk-weighted assets	$972,537	19.87%	$293,726	6.00%	$391,635	8.00%
Common equity tier 1 capital to risk-weighted assets	$855,667	17.48%	$220,295	4.50%	$318,204	6.50%
Tier 1 capital to average total assets	$972,537	15.20%	$255,876	4.00%	$319,845	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$990,499	20.48%	$386,977	8.00%	$483,721	10.00%
Tier 1 capital to risk-weighted assets	$928,577	19.20%	$290,233	6.00%	$386,977	8.00%
Common equity tier 1 capital to risk-weighted assets	$811,707	16.78%	$217,675	4.50%	$314,419	6.50%
Tier 1 capital to average total assets	$928,577	14.22%	$261,125	4.00%	$326,406	5.00%

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of June 30, 2019
Total capital to risk-weighted assets	$984,483	20.19%	$390,040	8.00%	$487,550	10.00%
Tier 1 capital to risk-weighted assets	$922,242	18.92%	$292,530	6.00%	$390,040	8.00%
Common equity tier 1 capital to risk-weighted assets	$922,242	18.92%	$219,398	4.50%	$316,908	6.50%
Tier 1 capital to average total assets	$922,242	14.54%	$253,721	4.00%	$317,152	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$949,596	19.68%	$385,992	8.00%	$482,490	10.00%
Tier 1 capital to risk-weighted assets	$887,918	18.40%	$289,494	6.00%	$385,992	8.00%
Common equity tier 1 capital to risk-weighted assets	$887,918	18.40%	$217,120	4.50%	$313,618	6.50%
Tier 1 capital to average total assets	$887,918	13.68%	$259,547	4.00%	$324,434	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 15 – STOCKHOLDERS’ EQUITY

    Preferred Stock and Common Stock

On October 22, 2018, Oriental completed the conversion of all of its 84,000 shares of Series C preferred stock into common stock. Each share of Series C preferred stock was converted into 86.4225 shares of common stock. Upon conversion, the Series C preferred stock is no longer outstanding and all rights with respect to the Series C preferred stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C preferred stock and any required cash-in-lieu of fractional shares. At both June 30, 2019 and December 31, 2018, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

   Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both June 30, 2019 and December 31, 2018, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At June 30, 2019 and December 31, 2018, the Bank’s legal surplus amounted to $95.0 million and $90.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the six-month periods ended June 30, 2019 and 2018, Oriental did not repurchase any shares under the program.

At June 30, 2019 the number of shares that may yet be purchased under the $70 million program is estimated at 325,236 and was calculated by dividing the remaining balance of $7.7 million by $23.77 (closing price of Oriental's common stock at June 30, 2019).

The activity in connection with common shares held in treasury by Oriental for the six-month periods ended June 30, 2019 and 2018 is set forth below:

	Six-Month Period Ended June 30,
	2019		2018
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	8,591,310	$103,633	8,678,427	$104,502
Common shares used upon lapse of restricted stock units and options	(36,107)	(462)	(35,753)	(533)
End of period	8,555,203	$103,171	8,642,674	$103,969

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of June 30, 2019 and December 31, 2018 consisted of:

	June 30,	December 31,
	2019	2018
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(3,478)	$(12,654)
Income tax effect of unrealized loss on securities available-for-sale	391	1,682
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(3,087)	(10,972)
Unrealized (loss) gain on cash flow hedges	(958)	14
Income tax effect of unrealized (loss) gain on cash flow hedges	359	(5)
Net unrealized (loss) gain on cash flow hedges	(599)	9
Accumulated other comprehensive (loss), net of income taxes	$(3,686)	$(10,963)

Unrealized losses on available-for-sale securities includes $14.4 million as effect of the adoption of ASU No. 2017-12 and reclassification of all of its mortgage backed securities with carrying value of $424.7 million, from the held-to-maturity portfolio into the available-for-sale portfolio.

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and six-month periods ended June 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30,
	2019			2018
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(7,841)	$(206)	$(8,047)	$(12,274)	$89	$(12,185)
Other comprehensive income (loss) before reclassifications	(10)	(952)	(962)	(3,178)	(281)	(3,459)
Amounts reclassified out of accumulated other comprehensive (loss) income	4,764	559	5,323	(66)	448	382
Other comprehensive income (loss)	4,754	(393)	4,361	(3,244)	167	(3,077)
Ending balance	$(3,087)	$(599)	$(3,686)	$(15,518)	$256	$(15,262)

	Six-Month Period Ended June 30, 2018
	2019			2018
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)	$(2,638)	$(311)	$(2,949)
Transfer of securities held to maturity to available-for-sale	(12,041)	-	(12,041)	-	-	-
Other comprehensive (loss) income before reclassifications	15,178	(1,384)	13,794	(12,754)	(255)	(13,009)
Amounts reclassified out of accumulated other comprehensive (loss) income	4,748	776	5,524	(126)	822	696
Other comprehensive income (loss)	7,885	(608)	7,277	(12,880)	567	(12,313)
Ending balance	$(3,087)	$(599)	$(3,686)	$(15,518)	$256	$(15,262)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and six-month periods ended June 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended June 30,
	2019	2018
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$559	$448
Available-for-sale securities:			Net interest expense
Gain on sale of investments	4,776	-	Net gain on sale of securities
Tax effect from changes in tax rates	(13)	(66)	Income tax expense
	$5,322	$382

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Six-Month Period Ended June 30,
	2019	2018
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$776	$822
Available-for-sale securities:			Net interest expense
Gain on sale of investments	4,776	-	Income tax expense
Residual tax effect from OIB's change in applicable tax rate	-	5	Income tax expense
Tax effect from changes in tax rates	(29)	(131)	Income tax expense
	$5,523	$696

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and six-month periods ended June 30, 2019 and 2018 is as follows:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$23,979	$19,649	$47,449	$36,566
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)	(3,256)	(3,255)
Convertible preferred stock (Series C)	-	(1,837)	-	(3,675)
Income available to common shareholders	$22,351	$16,184	$44,193	$29,636
Effect of assumed conversion of the convertible preferred stock	-	1,837	-	3,675
Income available to common shareholders assuming conversion	$22,351	$18,021	$44,193	$33,311

Weighted average common shares and share equivalents:
Average common shares outstanding	51,330	43,975	51,317	43,965
Effect of dilutive securities:
Average potential common shares-options	350	113	335	54
Average potential common shares-assuming conversion of convertible preferred stock	-	7,138	-	7,138
Total weighted average common shares outstanding and equivalents	51,680	51,226	51,652	51,157
Earnings per common share - basic	$0.44	$0.36	$0.86	$0.67
Earnings per common share - diluted	$0.43	$0.35	$0.86	$0.65

During the last quarter of 2018, Oriental converted all of its 84,000 outstanding shares of Series C Preferred Stock into common stock. Each Series C Preferred Stock share was converted into 86.4225 shares of common stock. In computing diluted earnings per common share during the first nine months of 2018, the 84,000 shares of Series C Preferred Stock that remained outstanding, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter and six-month period ended June 30, 2018 on the convertible preferred stock were added back as income available to common shareholders.

For the quarter ended June 30, 2019, Oriental did not have weighted-average stock options with an anti-dilutive effect on earnings per share.  For the quarter ended June 30, 2018, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 433,493. For the six-month periods ended June 30, 2019 and 2018, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 47,420 and 442,221, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – GUARANTEES

At June 30, 2019 and December 31, 2018, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $12.5 million and $23.9 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At June 30, 2019 and December 31, 2018, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $5.3 million and $5.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and six-month periods ended June 30, 2019 and 2018.

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$214	$264	$346	$358
Net (charge-offs/terminations) recoveries	11	(75)	(121)	(169)
Balance at end of period	$225	$189	$225	$189

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarters and six-month periods ended June 30, 2019 and 2018, Oriental did not repurchase any mortgage loans subject to credit recourse provision. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At June 30, 2019, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $225 thousand (December 31, 2018– $346 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters ended June 30, 2019, Oriental repurchased $8.1 million (June 30, 2018 – $2.4 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the six-month periods ended June 30, 2019, Oriental repurchased $10.0 million (June 30, 2018 – $4.7 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

During the quarters ended June 30, 2019 and 2018, Oriental recognized $48 thousand and $375 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $25 thousand and $31 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the six-month periods ended June 30, 2019 and 2018, Oriental recognized $68 thousand and $375 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $42 thousand and $30 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At June 30, 2019, Oriental serviced $892.1 million (December 31, 2018 - $895.6 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At June 30, 2019, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $607 thousand (December 31, 2018 - $706 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit	$589,551	$541,423
Commercial letters of credit	483	340

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

At June 30, 2019 and December 31, 2018, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $557 thousand and $627 thousand, at June 30, 2019 and December 31, 2018, respectively.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at June 30, 2019 and December 31, 2018, is as follows:

	June 30,	December 31,
	2019	2018
	(In thousands)
Standby letters of credit and financial guarantees	$12,513	$23,889
Loans sold with recourse	5,265	5,414

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

NOTE 20—  OPERATING LEASES

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Operating Lease Cost

	Quarter Ended June 30, 2019	Six-Month Period Ended June 30, 2019
			Statement of Operations Classification
	(In thousands)
Lease costs	$1,812	$3,341	Occupancy and equipment
Variable lease costs	665	1,349	Occupancy and equipment
Short-term lease cost	(133)	23	Occupancy and equipment
Lease income	(141)	(296)	Occupancy and equipment
Total lease cost	$2,203	$4,417

Rent expenses for the quarter and six-month period ended June 30, 2018, prior to adoption of ASU 2016-02 (Topic 842), were $3.2 million and $5.4 million, respectively, included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations.

Operating Lease Assets and Liabilities

	June 30 2019
		Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$20,419	Operating lease right-of-use assets
Lease Liabilities	$22,179	Operating leases liabilities

June 30, 2019

(In thousands)
Weighted-average remaining lease term	4 years
Weighted-average discount rate	8.6%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of June 30, 2019 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$3,322
2020	5,984
2021	5,003
2022	3,869
2023	2,991
Thereafter	8,954
Total lease payments	$30,123
Less imputed interest	7,944
Present value of lease liabilities	$22,179

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2018 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$5,618
2020	4,293
2021	3,360
2022	2,494
2023	1,968
Thereafter	6,679
Total future minimum lease payments	$24,412

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC).  ICE is a well-recognized pricing company and an established leader in financial information.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value.  If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At June 30, 2019 and December 31, 2018, Oriental did not have investment securities classified as Level 3.

Derivative instruments

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$857,433	$-	$857,433
Trading securities	-	412	-	412
Money market investments	7,485	-	-	7,485
Derivative assets	-	26	-	26
Servicing assets	-	-	10,134	10,134
Derivative liabilities	-	(985)	-	(985)
	$7,485	$856,886	$10,134	$874,505
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$83,780	$83,780
Foreclosed real estate	-	-	29,509	29,509
Other repossessed assets	-	-	2,507	2,507
	$-	$-	$115,796	$115,796

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$841,857	$-	$841,857
Trading securities	-	360	-	360
Money market investments	4,930	-	-	4,930
Derivative assets	-	347	-	347
Servicing assets	-	-	10,716	10,716
Derivative liabilities	-	(333)	-	(333)
	$4,930	$842,231	$10,716	$857,877
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$81,976	$81,976
Foreclosed real estate	-	-	33,768	33,768
Other repossessed assets	-	-	2,986	2,986
	$-	$-	$118,730	$118,730

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and six-month periods ended June 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Quarter Ended June 30,
	2019	2018
Balance at beginning of period	$10,623	$10,533
New instruments acquired	206	389
Principal repayments	(250)	(210)
Changes in fair value of servicing assets	(445)	117
Balance at end of period	$10,134	$10,829

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Six-Month Period Ended June 30,
	2019	2018
	(In thousands)
Balance at beginning of period	$10,716	$9,821
New instruments acquired	508	741
Principal repayments	(451)	(409)
Changes in fair value of servicing assets	(639)	676
Balance at end of period	$10,134	$10,829

During the quarters and six-month periods ended June 30, 2019, and 2018, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at June 30, 2019:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	June 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,134	Cash flow valuation	Constant prepayment rate	4.38% -8.96%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$41,149	Fair value of property or collateral	Appraised value less disposition costs	16.20% - 36.20%

Other non-collateral dependent impaired loans	$42,631	Cash flow valuation	Discount rate	4.25% - 12.25%

Foreclosed real estate	$29,509	Fair value of property or collateral	Appraised value less disposition costs	16.20% - 36.20%

Other repossessed assets	$2,507	Fair value of property or collateral	Estimated net realizable value less disposition costs	40.00% - 60.00%

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value and carrying value of Oriental’s financial instruments at June 30, 2019 and December 31, 2018 is as follows:

	June 30,		December 31,
	2019		2018
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$676,381	$676,381	$447,033	$447,033
Restricted cash	$1,049	$1,049	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$412	$412	$360	$360
Investment securities available-for-sale	$857,433	$857,433	$841,857	$841,857
Investment securities held-to-maturity	$-	$-	$410,353	$424,740
Federal Home Loan Bank (FHLB) stock	$12,821	$12,821	$12,644	$12,644
Other investments	$3	$3	$3	$3
Derivative assets	$26	$26	$347	$347
Financial Liabilities:
Derivative liabilities	$985	$985	$333	$333
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$4,186,613	$4,474,497	$4,106,628	$4,431,594
Accrued interest receivable	$33,909	$33,909	$34,254	$34,254
Servicing assets	$10,134	$10,134	$10,716	$10,716
Accounts receivable and other assets	$37,443	$37,443	$37,842	$37,842
Financial Liabilities:
Deposits	$4,941,446	$4,945,137	$4,881,903	$4,908,115
Securities sold under agreements to repurchase	$239,038	$240,324	$453,135	$455,508
Advances from FHLB	$81,868	$80,085	$78,503	$77,620
Other borrowings	$338	$338	$1,214	$1,214
Subordinated capital notes	$37,076	$36,083	$36,184	$36,083
Accrued expenses and other liabilities	$70,512	$70,512	$87,665	$87,665

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at June 30, 2019 and December 31, 2018:

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,476	$1,365	$2,949	$2,884
Savings accounts fees	141	157	297	312
Electronic banking fees	8,211	8,286	16,103	15,856
Credit life commissions	151	139	268	258
Branch service commissions	345	396	718	723
Servicing and other loan fees	320	618	636	1,220
International fees	129	179	266	349
Miscellaneous income	3	4	4	5
Total banking service revenues	10,776	11,144	21,241	21,607

Wealth management revenue:
Insurance income	1,648	1,405	2,929	2,644
Broker fees	1,966	1,657	3,723	3,447
Trust fees	2,808	2,902	5,412	5,597
Retirement plan and administration fees	247	298	487	584
Investment banking fees	-	-	-	9
Total wealth management revenue	6,669	6,262	12,551	12,281

Mortgage banking activities:
Net servicing fees	615	1,318	1,559	3,072
Net gains on sale of mortgage loans and valuation	88	77	250	80
Other	(74)	(407)	26	(407)
Total mortgage banking activities	629	988	1,835	2,745
Total banking and financial service revenues	$18,074	$18,394	$35,627	$36,633

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

Banking Service Revenues

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2019 and 2018:

	Quarter Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$84,475	$19	$9,761	$94,255	$-	$94,255
Interest expense	(9,187)	-	(3,983)	(13,170)	-	(13,170)
Net interest income	75,288	19	5,778	81,085	-	81,085
Provision for loan and lease losses, net	(17,675)	-	(30)	(17,705)	-	(17,705)
Non-interest income	11,330	6,834	4,784	22,948	-	22,948
Non-interest expenses	(46,346)	(3,898)	(1,208)	(51,452)	-	(51,452)
Intersegment revenue	587	-	-	587	(587)	-
Intersegment expenses	-	(165)	(422)	(587)	587	-
Income before income taxes	$23,184	$2,790	$8,902	$34,876	$-	$34,876
Income tax expense	9,042	1,088	767	10,897	-	10,897
Net income	$14,142	$1,702	$8,135	$23,979	$-	$23,979
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

	Six-Month Period Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$167,991	$37	$20,937	$188,965	$-	$188,965
Interest expense	(17,823)	-	(8,268)	(26,091)	-	(26,091)
Net interest income	150,168	37	12,669	162,874	-	162,874
Provision for loan and lease losses, net	(29,882)	-	(72)	(29,954)	-	(29,954)
Non-interest income	22,986	12,818	4,800	40,604	-	40,604
Non-interest expenses	(92,829)	(8,225)	(2,550)	(103,604)	-	(103,604)
Intersegment revenue	1,141	-	-	1,141	(1,141)	-
Intersegment expenses	-	(339)	(802)	(1,141)	1,141	-
Income before income taxes	$51,584	$4,291	$14,045	$69,920	$-	$69,920
Income tax expense (benefit)	19,344	1,609	1,518	22,471	-	22,471
Net income	$32,240	$2,682	$12,527	$47,449	$-	$47,449
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$78,133	$14	$9,859	$88,006	$-	$88,006
Interest expense	(7,132)	-	(3,286)	(10,418)	-	(10,418)
Net interest income	71,001	14	6,573	77,588	-	77,588
Provision for loan and lease losses, net	(14,744)	-	(3)	(14,747)	-	(14,747)
Non-interest income	12,240	6,448	15	18,703	-	18,703
Non-interest expenses	(46,109)	(5,282)	(909)	(52,300)	-	(52,300)
Intersegment revenue	542	-	-	542	(542)	-
Intersegment expenses	-	(208)	(334)	(542)	542	-
Income before income taxes	$22,930	$972	$5,342	$29,244	$-	$29,244
Income tax expense	8,943	379	273	9,595	-	9,595
Net income	$13,987	$593	$5,069	$19,649	$-	$19,649
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

	Six-Month Period Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$152,507	$26	$18,643	$171,176	$-	$171,176
Interest expense	(13,422)	-	(6,172)	(19,594)	-	(19,594)
Net interest income	139,085	26	12,471	151,582	-	151,582
Provision for loan and lease losses, net	(30,199)	-	(8)	(30,207)	-	(30,207)
Non-interest income	24,433	12,756	28	37,217	-	37,217
Non-interest expenses	(94,190)	(8,568)	(1,663)	(104,421)	-	(104,421)
Intersegment revenue	903	-	-	903	(903)	-
Intersegment expenses	-	(387)	(516)	(903)	903	-
Income before income taxes	$40,032	$3,827	$10,312	$54,171	$-	$54,171
Income tax expense (benefit)	15,612	1,493	500	17,605	-	17,605
Net income	$24,420	$2,334	$9,812	$36,566	$-	$36,566
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SELECTED FINANCIAL DATA

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$94,255	$88,006	7.1%	$188,965	$171,176	10.4%
Interest expense	13,170	10,418	26.4%	26,091	19,594	33.2%
Net interest income	81,085	77,588	4.5%	162,874	151,582	7.4%
Provision for loan and lease losses, net	17,705	14,747	20.1%	29,954	30,207	-0.8%
Net interest income after provision for loan and lease losses	63,380	62,841	0.9%	132,920	121,375	9.5%
Non-interest income	22,948	18,703	22.7%	40,604	37,217	9.1%
Non-interest expenses	51,452	52,300	-1.6%	103,604	104,421	-0.8%
Income before taxes	34,876	29,244	19.3%	69,920	54,171	29.1%
Income tax expense	10,897	9,595	13.6%	22,471	17,605	27.6%
Net income	23,979	19,649	22.0%	47,449	36,566	29.8%
Less: dividends on preferred stock	(1,628)	(3,465)	53.0%	(3,256)	(6,930)	53.0%
Income available to common shareholders	$22,351	$16,184	38.1%	$44,193	$29,636	49.1%
PER SHARE DATA:
Basic	$0.44	$0.36	22.2%	$0.86	$0.67	28.4%
Diluted	$0.43	$0.35	22.9%	$0.86	$0.65	32.3%
Average common shares outstanding	51,330	43,975	16.7%	51,317	43,965	16.7%
Average common shares outstanding and equivalents	51,680	51,226	0.9%	51,652	51,157	1.0%
Cash dividends declared per common share	$0.07	$0.06	16.7%	$0.14	$0.12	16.7%
Cash dividends declared on common shares	$3,595	$2,640	36.2%	$7,186	$5,278	36.2%
PERFORMANCE RATIOS:
Return on average assets (ROA)	1.48%	1.23%	20.3%	1.45%	1.16%	25.0%
Return on average tangible common equity	10.32%	9.20%	12.2%	10.32%	8.47%	21.8%
Return on average common equity (ROE)	9.36%	8.15%	14.8%	9.35%	7.50%	24.7%
Efficiency ratio	51.89%	54.49%	-4.8%	52.19%	55.48%	-5.9%
Interest rate spread	5.25%	5.14%	2.1%	5.26%	5.14%	2.3%
Interest rate margin	5.37%	5.23%	2.7%	5.38%	5.23%	2.9%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SELECTED FINANCIAL DATA - (Continued)

	June 30,	December 31,	Variance
	2019	2018	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$870,669	$1,279,604	-32.0%
Loans and leases, net	4,474,497	4,431,594	1.0%
Total investments and loans	$5,345,166	$5,711,198	-6.4%
Deposits and borrowings
Deposits	$4,945,137	$4,908,115	0.8%
Securities sold under agreements to repurchase	240,324	455,508	-47.2%
Other borrowings	116,506	114,917	1.4%
Total deposits and borrowings	$5,301,967	$5,478,540	-3.2%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	620,368	619,381	0.2%
Legal surplus	95,019	90,167	5.4%
Retained earnings	284,459	253,040	12.4%
Treasury stock, at cost	(103,171)	(103,633)	0.4%
Accumulated other comprehensive (loss)	(3,686)	(10,963)	-66.4%
Total stockholders' equity	$1,044,874	$999,877	4.5%
Per share data
Book value per common share	$18.76	$17.90	4.8%
Tangible book value per common share	$17.03	$16.15	5.4%
Market price at end of period	$23.77	$16.46	44.4%
Capital ratios
Leverage capital	15.20%	14.22%	6.9%
Common equity Tier 1 capital ratio	17.48%	16.78%	4.2%
Tier 1 risk-based capital	19.87%	19.20%	3.5%
Total risk-based capital	21.14%	20.48%	3.2%
Equity to assets ratio	16.16%	15.19%	6.4%
Financial assets managed
Trust assets managed	$2,992,170	$2,771,462	8.0%
Broker-dealer assets	$2,370,402	$2,116,035	12.0%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are extremely pleased with our second quarter results as Oriental continues to deliver on all fronts. Our strategies are proving highly effective in capturing the positive economic shift taking place in Puerto Rico as Oriental builds excellent momentum for growth now and into the future. Our levels of small business, auto and consumer loan production; our core deposit growth, credit quality, and capital; and our number of customers confirm the success of our Vive la Diferencia (Live the Difference) strategy.

As a result, we generated a 23% increase in earnings per share on a more than 3% increase in net revenue compared to the year ago quarter, with return on assets, net interest margin, and efficiency ratios all at levels similar to top performing peer mainland banks.

Looking ahead, we will further consolidate our position as the premier retail bank on the island when the recently announced Scotiabank Puerto Rico and U.S. Virgin Island acquisition is closed, and we become the second largest bank in core deposits, branches, automated and interactive teller machines, and mortgage servicing in Puerto Rico and the third largest bank in the U.S. Virgin Islands.

FINANCIAL HIGHLIGHTS

Comparison of the quarters ended June 30, 2019 versus 2018

•         Net revenues increased 3.3% to $99.2 million from $96.0 million. Increased interest income from Originated Loans and Cash more than offset pay downs of Acquired Loans and lower Investment Securities balances.

•         Earnings per diluted share of $0.43 compared to $0.35, a 22.9% increase. Book value per common share grew 4.2% to $18.76. Tangible Book Value per common share expanded 6.7% to $17.03.

•         Loans increased 3.7% to $4.47 billion, while core deposits rose 3.1% to $4.56 billion. New loan origination of $326.6 million included the continued success of our strategic targeting of small business customers.

•         Net Interest Margin increased 14 basis points to 5.37%. Credit quality and the efficiency ratio improved. Return on Average Assets increased 25 basis points to 1.48%. Return on Average Tangible Common Equity expanded 112 basis points to 10.32%. Capital metrics continued at new multi-year highs.

Other items during the quarter ended June 30, 2019

•         Oriental sold $349.7 million in low-yielding mortgage-backed securities (MBS) in May and reduced related high cost non-core funding. The sale resulted in a $4.8 million gain and the reduction of $191 million of repurchase agreements and $63 million of brokered CDs.

•         Oriental decided to sell $53.6 million unpaid principal balance of mostly distressed acquired residential mortgages. The sale is expected to close before year end of 2019 as Oriental takes advantage of improving market conditions in Puerto Rico.  This decision resulted in an $8.8 million net increase in provision.

•         Oriental entered into an agreement with Scotiabank to acquire its Puerto Rico and U.S. Virgin Islands operations, subject to usual closing conditions. During the quarter, $1.0 million in related expenses were incurred.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and six-month periods ended June 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED JUNE 30, 2019 AND 2018

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$94,255	$88,006	6.24%	5.93%	$6,060,819	$5,951,906
Tax equivalent adjustment	3,046	1,966	0.20%	0.13%	-	-
Interest-earning assets - tax equivalent	97,301	89,972	6.44%	6.06%	6,060,819	5,951,906
Interest-bearing liabilities	13,171	10,418	0.99%	0.79%	5,339,916	5,311,548
Tax equivalent net interest income / spread	84,130	79,554	5.45%	5.27%	720,903	640,358
Tax equivalent interest rate margin			5.65%	5.40%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	6,271	8,335	2.39%	2.48%	1,050,739	1,344,917
Interest bearing cash and money market investments	2,904	1,242	2.42%	1.72%	481,115	289,227
Total investments	9,175	9,577	2.39%	2.48%	1,531,854	1,634,144
Non-acquired loans
Mortgage	8,708	8,783	5.38%	5.14%	647,254	682,890
Commercial	25,628	20,481	6.49%	5.83%	1,584,363	1,410,300
Consumer	11,225	10,425	12.15%	11.73%	370,461	356,413
Auto and leasing	27,418	23,021	9.18%	9.23%	1,197,959	1,000,028
Total non-acquired loans	72,979	62,710	7.70%	7.29%	3,800,037	3,449,631
Acquired loans:
Acquired BBVAPR
Mortgage	6,114	6,917	5.25%	5.40%	466,241	512,138
Commercial	2,538	3,660	6.55%	7.11%	157,070	208,846
Consumer	703	692	22.21%	20.40%	12,836	13,755
Auto	247	1,084	15.03%	11.43%	6,666	38,454
Total acquired BBVAPR loans	9,602	12,353	5.97%	6.39%	642,813	773,193
Acquired Eurobank	2,499	3,366	11.61%	14.18%	86,115	94,938
Total loans	85,080	78,429	7.54%	7.29%	4,528,965	4,317,762
Total interest-earning assets	94,255	88,006	6.24%	5.93%	6,060,819	5,951,906

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	1,730	968	0.62%	0.37%	1,124,670	1,052,465
Savings and money market	1,882	1,555	0.64%	0.51%	1,180,153	1,230,741
Time deposits	3,652	2,779	1.33%	1.07%	1,065,005	1,012,630
Total core deposits	7,264	5,302	0.86%	0.65%	3,369,828	3,295,836
Brokered deposits	2,526	2,134	2.46%	1.82%	412,383	470,775
	9,790	7,436	1.04%	0.79%	3,782,211	3,766,611
Non-interest bearing deposits	-	-	0.00%	0.00%	1,097,903	1,082,290
Core deposit intangible amortization	201	215	0.00%	0.00%	-	-
Total deposits	9,991	7,651	0.82%	0.63%	4,880,114	4,848,901
Borrowings:
Securities sold under agreements to repurchase	2,106	1,840	2.46%	2.09%	343,370	353,313
Advances from FHLB and other borrowings	559	448	2.79%	2.45%	80,349	73,250
Subordinated capital notes	514	479	5.71%	5.32%	36,083	36,083
Total borrowings	3,179	2,767	2.77%	2.40%	459,802	462,646
Total interest bearing liabilities	13,170	10,418	0.99%	0.79%	5,339,916	5,311,547
Net interest income / spread	$81,085	$77,588	5.25%	5.14%
Interest rate margin			5.37%	5.23%
Excess of average interest-earning assets over average interest-bearing liabilities					$720,903	$640,358
Average interest-earning assets to average interest-bearing liabilities ratio					113.50%	112.06%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(599)	$197	$(402)
Loans	3,974	2,677	6,651
Total interest income	3,375	2,874	6,249
Interest Expense:
Deposits	49	2,291	2,340
Repurchase agreements	(52)	318	266
Other borrowings	60	86	146
Total interest expense	57	2,695	2,752
Net Interest Income	$3,318	$179	$3,497

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

	Interest		Average rate		Average balance
	June	June	June	June	June	June
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$188,965	$171,176	6.24%	5.90%	$6,106,868	$5,847,255
Tax equivalent adjustment	5,384	3,867	0.18%	0.13%	-	-
Interest-earning assets - tax equivalent	194,349	175,043	6.42%	6.03%	6,106,868	5,847,255
Interest-bearing liabilities	26,091	19,594	0.98%	0.76%	5,396,038	5,220,070
Tax equivalent net interest income / spread	168,258	155,449	5.44%	5.28%	710,830	627,185
Tax equivalent interest rate margin			5.62%	5.41%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	14,495	15,686	2.51%	2.43%	1,154,819	1,292,355
Interest bearing cash and money market investments	5,271	2,449	2.44%	1.61%	435,102	306,366
Total investments	19,766	18,135	2.51%	2.43%	1,589,921	1,598,721
Non-acquired loans
Mortgage	17,595	17,795	5.43%	5.21%	648,331	682,938
Commercial	50,776	38,746	6.46%	5.75%	1,584,305	1,359,951
Consumer	22,257	20,433	12.17%	11.58%	368,870	355,700
Auto and leasing	53,649	44,040	9.17%	9.18%	1,180,155	967,446
Total non-acquired loans	144,277	121,014	7.69%	7.25%	3,781,661	3,366,035
Acquired loans:
Acquired BBVAPR
Mortgage	12,465	13,988	5.31%	5.45%	469,879	513,683
Commercial	5,245	7,406	6.69%	6.99%	158,059	213,522
Consumer	1,512	1,452	23.63%	20.66%	12,902	14,174
Auto	627	2,474	15.22%	11.13%	8,309	44,817
Total acquired BBVAPR loans	19,849	25,320	6.12%	6.44%	649,149	786,196
Acquired Eurobank	5,073	6,707	11.78%	13.93%	86,137	96,303
Total loans	169,199	153,041	7.55%	7.26%	4,516,947	4,248,534
Total interest-earning assets	188,965	171,176	6.24%	5.90%	6,106,868	5,847,255

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Interest		Average rate			Average balance
	June	June	June	June		June	June
	2019	2018	2019	2018		2019	2018
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	$3,183	$1,867	0.57%	0.36%	#N/A	$1,122,155	$1,055,779
Savings and money market	3,496	$3,052	0.60%	0.51%		1,180,586	$1,218,488
Time deposits	6,598	$5,580	1.29%	1.10%		1,028,870	$1,018,801
Total core deposits	13,277	10,499	0.80%	0.64%		3,331,611	3,293,068
Brokered deposits	5,362	$4,020	2.38%	1.47%		455,013	468,718
	18,639	14,519	0.99%	0.78%		3,786,624	3,761,786
Non-interest bearing deposits	-	-	0.00%	0.00%		1,098,720	$1,050,730
Core deposit intangible amortization	401	429	0.00%	0.00%		-	-
Total deposits	19,040	14,948	0.79%	0.63%		4,885,344	4,812,516
Borrowings:
Securities sold under agreements to repurchase	4,892	$2,919	2.50%	1.94%		393,826	$302,728
Advances from FHLB and other borrowings	1,121	$822	2.80%	2.41%		80,785	$68,743
Subordinated capital notes	1,038	$905	5.80%	5.06%		36,083	$36,083
Total borrowings	7,051	4,646	2.78%	2.30%		510,694	407,554
Total interest-bearing liabilities	26,091	19,594	0.98%	0.76%		5,396,038	5,220,070
Net interest income / spread	$162,874	$151,582	5.26%	5.14%
Interest rate margin			5.38%	5.23%
Excess of average interest-earning assets over average interest-bearing liabilities						$710,832	$627,185
Average interest-earning assets to average interest-bearing liabilities ratio						113.17%	$112.01%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(100)	$1,731	$1,631
Loans	9,110	7,048	16,158
Total interest income	9,010	8,779	17,789
Interest Expense:
Deposits	226	3,866	4,092
Repurchase agreements	878	1,095	1,973
Other borrowings	198	234	432
Total interest expense	1,302	5,195	6,497
Net Interest Income	$7,708	$3,584	$11,292

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Comparison of the quarters ended June 30, 2019 and 2018

Net interest income of $81.1 million increased $3.5 million from $77.6 million. Interest rate spread increased 11 basis points to 5.25% from 5.14% and net interest margin increased 14 basis points to 5.37% from 5.23%. These increases are mainly due to the net effect of an increase of 31 basis points in the average yield of total interest-earning assets and an increase of 20 basis point in average cost of interest-bearing liabilities.

Net interest income increased as a result of:

•          Higher interest income from originated loans by $10.3 million, reflecting higher balances in commercial, consumer and auto portfolios. This increase also reflects higher interest rates in the originated loan portfolio by 41 basis points; and

•          Higher interest income from cash and money market investments by $1.7 million, or 70 basis points, mainly due to the increase in Federal Reserve Bank interest rates.

Such increases in net interest income were adversely impacted by:

•          Increase in interest expense of $2.8 million, mainly from an increase in cost of customer deposits and brokered deposits of $1.8 million and $400 thousand, respectively, and increase in cost of repurchase agreements of $267 thousand; and

•          Decrease in interest income from investment of $2.1 million reflecting the $349.7 million of available-for-sale mortgage-backed securities sale in May 2019.

•          Decrease of $3.6 million in the interest income from acquired loans as such loans continue to be repaid.

Comparison of the six-month period ended June 30, 2019 and 2018

Net interest income of $162.9 million increased $11.3 million from $151.6 million. Interest rate spread increased 12 basis points to 5.26% from 5.14% and net interest margin increased 15 basis points to 5.38% from 5.23%. These increases are mainly due to the net effect of an increase of 34 basis points in the average yield of total interest earning assets and 22 basis points in the total average of interest-bearing liabilities.

Net interest income was positively impacted by:

•          Higher interest income from originated loans by $23.3 million, reflecting higher balances in commercial, consumer and auto loan portfolios. This increase also reflects higher interest rates in the originated loan portfolio by 44 basis points from higher prices by $8.0 million and volume by $17.0 million; and

•          Higher interest income from cash and money market of $2.8 million due to increase in price and volume of $1.6 million and $1.3 million, respectively.

Net interest income was adversely impacted by:

•          Increase in interest expense of $6.5 million, mainly from an increase in customer and brokered deposit costs of $2.8 million and $1.3 million, respectively, and increase in cost of repurchase agreements of $2.4 million;

•          Decrease in interest income from investment of $1.2 million reflecting mortgage-backed securities sale in May 2019; and

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•          Decrease of $7.1 million in the interest income from acquired loans as such loans continue to be repaid.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in thousands)
Banking service revenue	$10,776	$11,144	-3.3%	$21,241	$21,607	-1.7%
Wealth management revenue	6,669	6,262	6.5%	12,551	12,281	2.2%
Mortgage banking activities	629	988	-36.3%	1,835	2,745	-33.2%
Total banking and financial service revenue	18,074	18,394	-1.7%	35,627	36,633	-2.7%
Net gain (loss) on:
Sale of securities available for sale	4,776	-	100.0%	4,776	-	100.0%
Early extinguishment of debt	(7)	-	-100.0%	(7)	-	-100.0%
Other non-interest income	105	309	-66.0%	208	584	-64.4%
Total non-interest income, net	$22,948	$18,703	22.7%	$40,604	$37,217	9.1%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended June 30, 2019 and 2018

Oriental recorded non-interest income, net, in the amount of $22.9 million, compared to $18.7 million, an increase of 22.7%, or $4.2 million.  The net increase in non-interest income was mainly due to:

•          An increase of $4.8 million from a gain on sale of $349.7 million in mortgage-backed securities during the quarter.

Comparison of six-month periods ended June 30, 2019 and 2018

Oriental recorded non-interest income, net, in the amount of $40.6 million, compared to $37.2 million, an increase of 9.1%, or $3.4 million. The increase in non-interest income was mainly due to:

•          An increase of $4.8 million from a gain on sale of $349.7 million in mortgage-backed securities during the six-month period.

The increase in non-interest income was partially offset by:

•          A decrease in mortgage banking activities of $910 thousand, mainly reflecting lower mortgage servicing fees.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
	2019	2018	Variance %	2019	2018	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$19,875	$18,099	9.8%	$40,216	$38,707	3.9%
Occupancy, equipment and infrastructure costs	7,511	9,166	-18.1%	15,257	16,934	-9.9%
Electronic banking charges	5,128	5,415	-5.3%	10,193	10,382	-1.8%
Professional and service fees	3,427	3,146	8.9%	6,635	5,840	13.6%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,584	2,289	12.9%	5,950	5,934	0.3%
Information technology expenses	2,200	2,000	10.0%	4,707	4,009	17.4%
Taxes, other than payroll and income taxes	2,142	2,384	-10.2%	4,295	4,645	-7.5%
Advertising, business promotion, and strategic initiatives	1,315	1,024	28.4%	2,526	2,371	6.5%
Insurance	1,277	1,482	-13.8%	2,423	2,960	-18.1%
Loan servicing and clearing expenses	1,160	1,227	-5.5%	2,368	2,388	-0.8%
Merger and restructuring charges	1,000	-	100.0%	1,000	-	100.0%
Communication	859	815	5.4%	1,599	1,700	-5.9%
Printing, postage, stationery and supplies	636	605	5.1%	1,214	1,249	-2.8%
Director and investor relations	330	337	-2.1%	560	577	-2.9%
Other	2,008	4,311	-53.4%	4,661	6,725	-30.7%
Total non-interest expenses	$51,452	$52,300	-1.6%	$103,604	$104,421	-0.8%
Relevant ratios and data:
Efficiency ratio	51.89%	54.49%		52.19%	55.48%
Compensation and benefits to non-interest expense	38.63%	34.61%		38.82%	37.07%
Compensation to average total assets owned	1.23%	1.11%		1.24%	1.19%
Average number of employees	1,447	1,354		1,447	1,354
Average compensation per employee	$13.73	$13.37		$27.79	$28.59
Average loans per average employee	$3,130	$3,183		$3,122	$3,137

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Interest Expenses

Comparison of quarters ended June 30, 2019 and 2018

Non-interest expense was $51.5 million, representing a decrease of 1.6% compared to $52.3 million.

The slight decrease in non-interest expenses was driven by:

•         Lower other operating expenses by $2.3 million, mainly attributed to an increase during the quarter ended June 30, 2018 in claims and settlements accruals and other losses, and to minor repairs to physical assets related to the impact of hurricanes, which were not present in the current quarter.

•           Lower occupancy, equipment and infrastructure costs by $1.7 million, mainly attributed lower rent expenses due to the termination of several lease contracts and the closure of branches in 2018, partially offset by $478 thousand received in the prior year quarter as an early termination from one of our former tenants; and

•         Lower credit related expenses by $666 thousand, mainly attributed to lower foreclosure and repossession expenses.

The decreases in the foregoing non-interest expenses were offset by:

•         Higher compensation and employee benefits by $1.8 million, mainly due to an increase in average employees; and

•         Merger and restructuring charges incurred amounting to $1.0 million related to the agreements with The Bank Nova Scotia to acquire its Puerto Rico and US Virgin Islands operations.

The efficiency ratio improved from 54.49% to 51.89%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended June 30, 2019 and 2018 amounted to $4.9 million and $309 thousand, respectively.

Comparison of six-month periods ended June 30, 2019 and 2018

Non-interest expense was $103.6 million, representing a slight decrease of 0.8% compared to $104.4 million.

The slight decrease in non-interest expenses was driven by:

•         Lower other operating expenses by $2.1 million, mainly attributed to increase during the year ago period in claims and settlements accruals and other losses, and to minor repairs to physical assets related to the impact of hurricanes, which were not present in 2019; and

•         Lower occupancy, equipment and infrastructure costs by $1.7 million, mainly attributed lower rent expenses due to the termination of several lease contracts and the closure of branches in 2018, partially offset by $478 thousand received in the prior year period as an early termination from one of our former tenants.

The decreases in the foregoing non-interest expenses were partially offset by:

•         Higher compensation and employee benefits by $1.5 million, mainly due to an increase in average employees;

•         Higher professional and service fees by $795 thousand, mainly consulting and advisory fees.

•         Merger and restructuring charges incurred amounting to $1.0 million related to the agreements with The Bank Nova Scotia on June 26, 2019 to acquire its Puerto Rico and US Virgin Islands operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The efficiency ratio improved to 52.19% from 55.48%. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the six-month periods ended June 30, 2019 and 2018 amounted to $5.0 million and 584 thousand, respectively.

Provision for Loan and Lease Losses

Comparison of quarters ended June 30, 2019 and 2018

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarters was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses increased 20.1%, or $3.0 million, to $17.7 million. The increase in the provision was mostly due to a net increase of $8.8 million primarily related to the expected sale before year-end of $54 million unpaid principal balance of mostly distressed acquired residential mortgages. Excluding such provision, there was a decline of $5.8 million reflecting improved asset quality.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Comparison of six-month periods ended June 30, 2019 and 2018

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarter was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses decreased 0.8%, or $252 thousand, to $30 million. The decrease in the provision was mostly due to a decrease in the provision for originated loan and lease losses of $8.0 million, mainly due to an additional provision recognized during the year ago quarter from the periodic assessment of loans remaining in these portfolios, offset by $8.8 million provision related to the expected sale of distressed acquired mortgages.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Income Taxes

Comparison of quarters ended June 30, 2019 and 2018

Income tax expense was $10.9 million, compared to $9.6 million, reflecting the effective income tax rate of 31.2% and the net income before income taxes of $34.9 million for the second quarter of 2019.

Comparison of six-month periods ended June 30, 2019 and 2018

Income tax expense was $22.5 million, compared to $17.6 million, reflecting the effective income tax rate of 32.1% and the net income before income taxes of $69.9 million for the same period in 2018, due to a higher proportion of exempt income and income subject to preferential rates.

Business Segments

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and six-month periods ended June 30, 2019 and 2018.

	Quarter Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$84,475	$19	$9,761	$94,255	$-	$94,255
Interest expense	(9,187)	-	(3,983)	(13,170)	-	(13,170)
Net interest income	75,288	19	5,778	81,085	-	81,085
Provision for loan and lease losses	(17,675)	-	(30)	(17,705)	-	(17,705)
Non-interest income	11,330	6,834	4,784	22,948	-	22,948
Non-interest expenses	(46,346)	(3,898)	(1,208)	(51,452)	-	(51,452)
Intersegment revenue	587	-	-	587	(587)	-
Intersegment expenses	-	(165)	(422)	(587)	587	-
Income before income taxes	$23,184	$2,790	$8,902	$34,876	$-	$34,876
Income tax expense	9,042	1,088	767	10,897	-	10,897
Net income	$14,142	$1,702	$8,135	$23,979	$-	$23,979
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

	Six-Month Period Ended June 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$167,991	$37	$20,937	$188,965	$-	$188,965
Interest expense	(17,823)	-	(8,268)	(26,091)	-	(26,091)
Net interest income	150,168	37	12,669	162,874	-	162,874
Provision for loan and lease losses	(29,882)	-	(72)	(29,954)	-	(29,954)
Non-interest income	22,986	12,818	4,800	40,604	-	40,604
Non-interest expenses	(92,829)	(8,225)	(2,550)	(103,604)	-	(103,604)
Intersegment revenue	1,141	-	-	1,141	(1,141)	-
Intersegment expenses	-	(339)	(802)	(1,141)	1,141	-
Income before income taxes	$51,584	$4,291	14,045	$69,920	$-	$69,920
Income tax expense (benefit)	19,344	1,609	1,518	22,471	-	22,471
Net income	$32,240	$2,682	$12,527	$47,449	$-	$47,449
Total assets	$5,951,860	$27,067	$1,532,053	$7,510,980	$(1,046,853)	$6,464,127

	Quarter Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$78,133	$14	$9,859	$88,006	$-	$88,006
Interest expense	(7,132)	-	(3,286)	(10,418)	-	(10,418)
Net interest income	71,001	14	6,573	77,588	-	77,588
Provision for loan and lease losses	(14,744)	-	(3)	(14,747)	-	(14,747)
Non-interest income	12,240	6,448	15	18,703	-	18,703
Non-interest expenses	(46,109)	(5,282)	(909)	(52,300)	-	(52,300)
Intersegment revenue	542	-	-	542	(542)	-
Intersegment expenses	-	(208)	(334)	(542)	542	-
Income before income taxes	$22,930	$972	$5,342	$29,244	$-	$29,244
Income tax expense	8,943	379	273	9,595	-	9,595
Net income	$13,987	$593	$5,069	$19,649	$-	$19,649
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

	Six-Month Period Ended June 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$152,507	$26	$18,643	$171,176	$-	$171,176
Interest expense	(13,422)	-	(6,172)	(19,594)	-	(19,594)
Net interest income	139,085	26	12,471	151,582	-	151,582
Provision for loan and lease losses	(30,199)	-	(8)	(30,207)	-	(30,207)
Non-interest income	24,433	12,756	28	37,217	-	37,217
Non-interest expenses	(94,190)	(8,568)	(1,663)	(104,421)	-	(104,421)
Intersegment revenue	903	-	-	903	(903)	-
Intersegment expenses	-	(387)	(516)	(903)	903	-
Income before income taxes	$40,032	$3,827	$10,312	$54,171	$-	$54,171
Income tax expense	15,612	1,493	500	17,605	-	17,605
Net income	$24,420	$2,334	$9,812	$36,566	$-	$36,566
Total assets	$6,006,889	$29,253	$1,447,949	$7,484,091	$(982,529)	$6,501,562

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comparison of quarters ended June 30, 2019 and 2018

Banking

Oriental's banking segment net income before taxes increased $254 thousand from $22.9 million to $23.2 million, mainly reflecting:

•         Higher interest income from originated loans of $10.3 million due to higher balances and interest rates, offset by a decrease of $3.6 million in interest income from acquired loans as such loans continue to be repaid;

•         Increase in interest expense of $2.1 million mainly from increase in cost of deposits;

•         Increase in the provision for loan and lease losses of $3.0 million, mostly due to a net increase of $8.8 million primarily related to the expected sale before year-end of $54 million unpaid principal balance of mostly distressed acquired residential mortgages, which was partially offset by a decline of $5.8 million reflecting improved asset quality; and

•         Decrease in mortgage banking activities of $360 thousand, mainly reflecting lower mortgage servicing fees.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $1.8 million to $2.8 million mainly from the decrease in non-interest expenses of $1.4 million mainly from lower legal expenses related to claims and settlement accruals.

Treasury

Treasury segment net income before taxes increased $3.6 million from $5.3 million to $8.9 million, reflecting:

•          Increase of $4.8 million from a gain on sale of $349.7 million in mortgage-backed securities during the quarter; and

•          Increase in cost of repurchase agreements of $267 thousand.

Comparison of six-month periods ended June 30, 2019 and 2018

Banking

Oriental's banking segment net income before taxes increased $11.6 million to $51.6 million, reflecting:

•          Higher interest income from originated loans of $23.3 million due to higher balances and interest rates, offset by a decrease of $7.1 million in interest income from acquired loans as such loans continue to be repaid;

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•         Increase in interest expense of $4.4 million mainly from an increase in costs of deposits; and,

•         Decrease in mortgage banking activities of $910 thousand, mainly reflecting lower mortgage servicing fees.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $464 thousand to $4.3 million, mainly due to the decrease in non-interest expenses of $343 thousand mainly from lower legal expenses related to claims and settlement accruals.

Treasury

Treasury segment net income before taxes, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $14.0 million, compared to $10.3 million, reflecting:

•          Increase of $4.8 million from a gain on sale of $349.7 million in mortgage-backed securities in 2019;

•          Increase in interest expenses from securities sold under agreement to repurchase of $2.4 million; and

•          Decrease in non-interest expenses of $887 thousand as part of cost savings initiatives.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At June 30, 2019, Oriental’s total assets amounted to $6.464 billion representing a decrease of 1.8% when compared to $6.583 billion at December 31, 2018.

During the first quarter of 2019 Oriental reclassified $424.7 million of its held-to-maturity securities into available-for-sale securities as a result of the adoption of ASU 2017-12. During the second quarter of 2019 Oriental sold $349.7 million of its available for sale mortgage-backed securities at a gain of $4.8 million. Cash and the loans portfolio increased $229.3 million and $42.9 million, respectively. In addition, assets reflect the adoption of the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for lease classified as operating leases, prospectively.  At June 30, 2019, the right of use assets amounted to $20.4 million.

Cash and cash equivalents increased 51.3% to $676.4 million, mainly from the sale of securities during the second quarter of 2019.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At June 30, 2019, Oriental’s loan portfolio increased 1.0%. Loan production during the six-month period ended June 30, 2019, reached $602.9 million compared to $741.5 million in the year ago period, a 18.7% decrease, mainly from lower originations in the US loan program. The non-acquired loan portfolio increased $81.7 million from December 31, 2018 to $3.827 billion at June 30, 2019. From December 31, 2018, the BBVAPR acquired loan portfolio decreased $46.4 million to $630.1 million and the Eurobank acquired loan portfolio decreased $3.5 million to $83.6 million at June 30, 2019.

Financial Assets Managed

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At June 30, 2019, total assets managed by Oriental’s trust division and OPC amounted to $2.992 billion, compared to $2.771 billion at December 31, 2018. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At June 30, 2019, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.370 billion, compared to $2.116 billion at December 31, 2018. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As of June 30, 2019, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2018, based on its annual goodwill impairment test, Oriental determined that both units passed step one of the two-step impairment test. As a result of step one, the fair value of both units exceeded its adjusted net book value. Accordingly, Oriental determined that the carrying value of the goodwill allocated to the Banking unit and Wealth Management was not impaired as of the valuation date.  There were no events that caused Oriental to perform interim testing in the quarter ended June 30, 2019.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	June 30	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$690,356	$978,071	-29.4%
Obligations of US government-sponsored agencies	2,131	2,265	-5.9%
US Treasury securities	10,907	10,805	0.9%
CMOs issued by US government-sponsored agencies	58,630	64,064	-8.5%
GNMA certificates	94,347	210,169	-55.1%
FHLB stock	12,821	12,644	1.4%
Other debt securities	1,062	1,222	-13.1%
Other investments	415	364	14.0%
Total investments	870,669	1,279,604	-32.0%
Loans	4,474,497	4,431,594	1.0%
Total investments and loans	5,345,166	5,711,198	-6.4%
Other assets:
Cash and due from banks (including restricted cash)	669,945	445,133	50.5%
Money market investments	7,485	4,930	51.8%
Foreclosed real estate	29,509	33,768	-12.6%
Accrued interest receivable	33,909	34,254	-1.0%
Deferred tax asset, net	111,147	113,763	-2.3%
Premises and equipment, net	71,001	68,892	3.1%
Servicing assets	10,134	10,716	-5.4%
Derivative assets	26	347	-92.5%
Goodwill	86,069	86,069	0.0%
Right of use assets	20,419	-	100.0%
Other assets and customers' liability on acceptances	79,317	74,282	6.8%
Total other assets	1,118,961	872,154	28.3%
Total assets	$6,464,127	$6,583,352	-1.8%
Investment portfolio composition:
FNMA and FHLMC certificates	79.3%	76.5%
Obligations of US government-sponsored agencies	0.2%	0.2%
US Treasury securities	1.3%	0.8%
CMOs issued by US government-sponsored agencies	6.7%	5.0%
GNMA certificates	10.8%	16.4%
FHLB stock	1.5%	1.0%
Other debt securities and other investments	0.2%	0.1%
	100.0%	100.0%

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	June 30	December 31,	Variance
	2019	2018	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$635,616	$668,809	-5.0%
Commercial	1,616,973	1,597,588	1.2%
Consumer	356,110	348,980	2.0%
Auto and leasing	1,218,070	1,129,695	7.8%
	3,826,769	3,745,072	2.2%
Allowance for loan and lease losses on originated and other loans and leases	(89,952)	(95,188)	-5.5%
	3,736,817	3,649,884	2.4%
Deferred loan costs, net	9,251	7,740	19.5%
Total originated and other loans held for investment, net	3,746,068	3,657,624	2.4%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,249	2,546	-11.7%
Consumer	21,966	23,988	-8.4%
Auto	996	4,435	-77.5%
	25,211	30,969	-18.6%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,685)	(2,062)	-18.3%
	23,526	28,907	-18.6%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	476,081	492,890	-3.4%
Commercial	169,481	182,319	-7.0%
Auto	6,462	14,403	-55.1%
	652,024	689,612	-5.5%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(45,427)	(42,010)	8.1%
	606,597	647,602	-6.3%
Total acquired BBVAPR loans, net	630,123	676,509	-6.9%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	61,920	63,392	-2.3%
Commercial	46,421	47,826	-2.9%
Consumer	867	846	2.5%
	109,208	112,064	-2.5%
Allowance for loan and lease losses on Eurobank loans	(25,578)	(24,971)	2.4%
Total acquired Eurobank loans, net	83,630	87,093	-4.0%
Total acquired loans, net	713,753	763,602	-6.5%
Total held for investment, net	4,459,821	4,421,226	0.9%
Mortgage loans held for sale	14,676	10,368	41.6%
Total loans, net	$4,474,497	$4,431,594	1.0%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

As shown in Table 5 above, total loans, net, amounted to $4.474 billion at June 30, 2019 and $4.432 billion at December 31, 2018. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $635.6 million (16.6% of the gross originated loan portfolio) compared to $668.8 million (17.9% of the gross originated loan portfolio) at December 31, 2018. Mortgage loan production totaled $22.2 million and $45.3 million for the quarter and six-month period ended June 30, 2019, which represents a decrease of 30.2% and 22.5% from $31.8 million and $58.5 million, respectively, for the same periods in 2018. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $11.6 million and $19.7 million at June 30, 2019 and December 31, 2018, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.617 billion (42.3% of the gross originated loan portfolio) compared to $1.598 billion (42.7% of the gross originated loan portfolio) at December 31, 2018. Commercial loan production, including the U.S. loan program production of $56.4 million and $88.1 million, respectively, decreased 46.9% and 38.2% to $120.4 million and $212.6 million, respectively, for the quarter and six-month period ended June 30, 2019, from $226.9 million and $344.0 million, for the same periods in 2018.

•         Consumer loan portfolio amounted to 356.1 million (9.3% of the gross originated loan portfolio) compared to $349.0 million (9.3% of the gross originated loan portfolio) at December 31, 2018. Consumer loan production increased 11.9% and 10.5% to $47.3 million and $88.2 million, respectively, for the quarter and six-month period ended June 30, 2019 from $42.3 million and $79.8 million, respectively, for the same periods in 2018.

•         Auto and leasing portfolio amounted to $1.218 billion (31.8% of the gross originated loan portfolio) compared to $1.130 million (30.1 of the gross originated loan portfolio) at December 31, 2018. Auto production increased by 3.9% to $136.3 million for the quarter ended June 30, 2019, compared to $131.1 million for the same period in 2018. However, the auto production decreased by 1.1% to $256.5 million for the six-month period ended June 30, 2019, when compared to $259.2 million for the same period in 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	June 30, 2019
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$8,165	$295	3.61%	$7,538	$132	1.75%	$56,576	$831	1.47%
90 - 119 days	225	22	9.78%	-	-	0.00%	553	27	4.88%
120 - 179 days	145	17	11.72%	-	-	0.00%	268	30	11.19%
180 - 364 days	-	-	0.00%	94	12	12.77%	1,089	109	10.01%
365+ days	220	31	14.09%	1,361	184	13.52%	5,089	399	7.84%
Total	$8,755	$365	4.17%	$8,993	$328	3.65%	$63,575	$1,396	2.20%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.23%			0.23%			1.65%
Refinanced or Modified Loans:
Amount	$2,163	$272	12.58%	$589	$75	12.73%	$14,411	$1,080	7.49%
Percentage of Higher-Risk Loan Category	24.71%			6.55%			22.67%
Loan-to-Value Ratio:
Under 70%	$5,763	$245	4.25%	$1,139	$20	1.76%	$-	$-	-
70% - 79%	1,215	59	4.86%	2,116	44	2.08%	-	-	-
80% - 89%	991	-	0.00%	3,914	121	3.09%	-	-	-
90% and over	786	61	7.76%	1,824	143	7.84%	63,575	1,396	2.20%
	$8,755	$365	4.17%	$8,993	$328	3.65%	$63,575	$1,396	2.20%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deposits from the Puerto Rico government totaled $276.9 million at June 30, 2019. The following table includes the maturities of Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

June 30, 2019
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Municipalities	$136,002	$23,788	$68,224	$43,990

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

At June 30, 2019, Oriental’s allowance for loan and lease losses amounted to $162.6 million, a $1.6 million decrease from $164.2 million at December 31, 2018.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At June 30, 2019 and December 31, 2018, Oriental had $108.5 million and $119.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At June 30, 2019 and December 31, 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $119.7 million and $112.9 million, respectively.

At June 30, 2019 and December 31, 2018, loans that are current in their monthly payments, but placed in non-accrual amounted to $20.5 million and $21.2 million, respectively. During the six-month period ended June 30, 2019, a $9.6 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration.

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

At June 30, 2019, Oriental’s non-performing assets decreased by 9.8% to $145.6 million (2.31% of total assets, excluding acquired loans with deteriorated credit quality) from $161.3 million (2.76% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2018. Foreclosed real estate and other repossessed assets amounting to $29.5 million and $2.5 million, respectively, at June 30, 2019, and $33.8 million and $3.0 million, respectively, at December 31, 2018, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At June 30, 2019, the allowance coverage ratio for originated loan and lease losses to non-performing loans was 80.04% (77.38% at December 31, 2018). At June 30, 2019, Oriental reclassified to loans held-for-sale $1.4 million commercial loans in non-accrual status.  In addition, Oriental decided to sell $46.6 million unpaid principal balance of distressed acquired residential mortgages with and recorded them at fair market value.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At June 30, 2019, Oriental’s originated non-performing mortgage loans totaled $53.5 million (47.1% of Oriental’s non-performing loans), a 16.0% decrease from $63.7 million (51.1% of Oriental’s non-performing loans) at December 31, 2018.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At June 30, 2019, Oriental’s originated non-performing commercial loans amounted to $44.6 million (39.3% of Oriental’s non-performing loans), a 5.1% increase from $42.5 million at December 31, 2018 (34.1% of Oriental’s non-performing loans). This increase is mainly from a $9.6 million loan that is current in its monthly payments but was placed in non-accrual during the six-month period ended June 30, 2019 due to credit deterioration.

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At June 30, 2019, Oriental’s originated non-performing consumer loans amounted to $2.2 million (1.9% of Oriental’s non-performing loans), a 34.2% decrease from $3.4 million at December 31, 2018 (2.7% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At June 30, 2019, Oriental’s originated non-performing auto loans and leases amounted to $12.0 million (10.6% of Oriental’s total non-performing loans), a decrease of 10.9% from $13.5 million at December 31, 2018 (10.8% of Oriental’s total non-performing loans).

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$15,361	$19,783	-22.4%
Commercial	29,234	30,326	-3.6%
Consumer	15,831	15,571	1.7%
Auto and leasing	29,526	29,508	0.1%
Total allowance balance	$89,952	$95,188	-5.5%
Allowance composition:
Mortgage	17.1%	20.8%	-17.8%
Commercial	32.5%	31.9%	2.0%
Consumer	17.6%	16.4%	7.6%
Auto and leasing	32.8%	31.0%	5.9%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	2.42%	2.96%	-18.2%
Commercial	1.81%	1.90%	-4.7%
Consumer	4.45%	4.46%	-0.2%
Auto and leasing	2.42%	2.61%	-7.3%
Total allowance to total originated loans	2.35%	2.54%	-7.5%
Allowance coverage ratio to non-performing loans:
Mortgage	28.69%	31.05%	-7.6%
Commercial	65.52%	71.43%	-8.3%
Consumer	716.98%	464.25%	54.4%
Auto and leasing	245.56%	218.67%	12.3%
Total	80.04%	77.38%	3.4%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$31	$22	40.9%
Consumer	1,617	1,905	-15.1%
Auto	37	135	-72.6%
Total allowance balance	$1,685	$2,062	-18.3%
Allowance composition:
Commercial	1.8%	1.1%	72.0%
Consumer	96.0%	92.4%	3.9%
Auto	2.2%	6.6%	-66.4%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	1.38%	0.86%	60.5%
Consumer	7.36%	7.94%	-7.3%
Auto	3.71%	3.04%	22.0%
Total allowance to total acquired loans	6.68%	6.66%	0.3%
Allowance coverage ratio to non-performing loans:
Commercial	3.75%	2.32%	61.6%
Consumer	563.41%	478.64%	17.7%
Auto	63.79%	67.50%	-5.5%
Total	143.89%	133.20%	8.0%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$25,208	$15,225	65.6%
Commercial	17,083	20,641	-17.2%
Auto	3,136	6,144	-49.0%
Total allowance balance	$45,427	$42,010	8.1%
Allowance composition:
Mortgage	55.5%	36.2%	53.1%
Commercial	37.6%	49.1%	-23.4%
Auto	6.9%	14.6%	-52.8%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$17,213	$15,382	11.9%
Commercial	8,365	9,585	-12.7%
Consumer	-	4	-100.0%
Total allowance balance	$25,578	$24,971	2.4%
Allowance composition:
Mortgage	67.3%	61.6%	9.3%
Commercial	32.7%	38.4%	-14.8%
Consumer	0.0%	0.0%	-100.0%
	100.0%	100.0%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$94,035	$96,832	-2.9%	$95,188	$92,718	2.7%
Provision for loan and lease losses	8,481	12,835	-33.9%	19,815	27,793	-28.7%
Charge-offs	(18,261)	(21,662)	-15.7%	(35,425)	(37,023)	-4.3%
Recoveries	5,697	6,213	-8.3%	10,374	10,730	-3.3%
Balance at end of period	$89,952	$94,218	-4.5%	$89,952	$94,218	-4.5%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$1,968	$3,184	-38.2%	$2,062	$3,862	-46.6%
Provision (recapture) for loan and lease losses	135	(295)	-145.8%	433	(111)	-490.1%
Charge-offs	(569)	(513)	10.9%	(1,094)	(1,660)	-34.1%
Recoveries	151	350	-56.9%	284	635	-55.3%
Balance at end of period	$1,685	$2,726	-38.2%	$1,685	$2,726	-38.2%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$42,133	$43,166	-2.4%	$42,010	$45,755	-8.2%
Provision for loan and lease losses	7,311	1,542	374.1%	8,580	1,721	398.5%
Allowance de-recognition	(4,017)	(532)	655.1%	(5,163)	(3,300)	56.5%
Balance at end of period	$45,427	$44,176	2.8%	$45,427	$44,176	2.8%

Eurobank loans
Balance at beginning of period	$24,352	$25,410	-4.2%	$24,971	$25,174	-0.8%
Provision for loan and lease losses	1,778	665	167.4%	1,127	805	40.0%
Allowance de-recognition	(552)	(1,761)	-68.7%	(520)	(1,665)	-68.8%
Balance at end of period	$25,578	$24,314	5.2%	$25,578	$24,314	5.2%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(604)	$(1,328)	-54.5%	$(1,191)	$(2,298)	-48.2%
Recoveries	316	466	-32.2%	603	786	-23.3%
Total	(288)	(862)	-66.6%	(588)	(1,512)	-61.1%
Commercial
Charge-offs	(2,146)	(1,998)	7.4%	(3,232)	(3,147)	2.7%
Recoveries	177	227	-22.0%	323	409	-21.0%
Total	(1,969)	(1,771)	11.2%	(2,909)	(2,738)	6.2%
Consumer
Charge-offs	(4,839)	(4,588)	5.5%	(8,958)	(8,847)	1.3%
Recoveries	327	240	36.3%	590	479	23.2%
Total	(4,512)	(4,348)	3.8%	(8,368)	(8,368)	0.0%
Auto
Charge-offs	(10,672)	(13,748)	-22.4%	(22,044)	(22,731)	-3.0%
Recoveries	4,877	5,280	-7.6%	8,858	9,056	-2.2%
Total	(5,795)	(8,468)	-31.6%	(13,186)	(13,675)	-3.6%
Net credit losses
Total charge-offs	(18,261)	(21,662)	-15.7%	(35,425)	(37,023)	-4.3%
Total recoveries	5,697	6,213	-8.3%	10,374	10,730	-3.3%
Total	$(12,564)	$(15,449)	-18.7%	$(25,051)	$(26,293)	-4.7%
Net credit losses to average loans outstanding:
Mortgage	0.18%	0.50%	-64.0%	0.18%	0.44%	-59.1%
Commercial	0.50%	0.50%	0.0%	0.37%	0.40%	-7.5%
Consumer	4.87%	4.88%	-0.2%	4.54%	4.71%	-3.6%
Auto	1.93%	3.39%	-43.1%	2.23%	2.83%	-21.2%
Total	1.32%	1.79%	-26.3%	1.32%	1.56%	-15.4%
Recoveries to charge-offs	31.20%	28.68%	8.8%	29.28%	28.98%	1.0%
Average originated loans:
Mortgage	$647,254	682,890	-5.2%	$648,331	682,938	-5.1%
Commercial	1,584,363	1,410,300	12.3%	1,584,305	1,359,951	16.5%
Consumer	370,461	356,413	3.9%	368,870	355,700	3.7%
Auto	1,197,959	1,000,028	19.8%	1,180,155	967,446	22.0%
Total	$3,800,037	$3,449,631	10.2%	$3,781,661	$3,366,035	12.3%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended June 30,			Six-Month Period Ended June 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(80)	$(5)	1500.0%	$(80)	$(5)	1500.0%
Recoveries	2	12	-83.3%	5	15	-66.7%
Total	(78)	7	-1214.3%	(75)	10	-850.0%
Consumer
Charge-offs	(433)	(420)	3.1%	(873)	(1,442)	-39.5%
Recoveries	78	94	-17.0%	118	148	-20.3%
Total	(355)	(326)	8.9%	(755)	(1,294)	-41.7%
Auto
Charge-offs	(56)	(88)	-36.4%	(141)	(213)	-33.8%
Recoveries	71	244	-70.9%	161	472	-65.9%
Total	15	156	-90.4%	20	259	-92.3%
Net credit losses
Total charge-offs	(569)	(513)	10.9%	(1,094)	(1,660)	-34.1%
Total recoveries	151	350	-56.9%	284	635	-55.3%
Total	$(418)	$(163)	156.4%	$(810)	$(1,025)	-21.0%
Net credit losses to average loans outstanding:
Commercial	13.10%	-0.92%	-1523.9%	6.16%	-0.64%	-1062.5%
Consumer	11.03%	9.98%	10.5%	11.66%	19.53%	-40.3%
Auto	-3.29%	-4.51%	-27.0%	-1.48%	-3.13%	-52.8%
Total	9.79%	2.18%	349.7%	8.96%	6.23%	43.8%
Recoveries to charge-offs	26.54%	68.23%	-61.1%	25.96%	38.25%	-32.1%
Average loans accounted for under ASC 310-20:
Commercial	$2,381	3,052	-22.0%	$2,437	3,122	-21.9%
Consumer	12,879	13,068	-1.4%	12,946	13,251	-2.3%
Auto	1,822	13,838	-86.8%	2,707	16,550	-83.6%
Total	$17,082	$29,958	-43.0%	$18,090	$32,923	-45.1%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 11 — NON-PERFORMING ASSETS

	June 30,	December 31,	Variance
	2019	2018	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$33,500	$41,679	-19.6%
Other loans	75,003	78,047	-3.9%
Accruing loans
Troubled-Debt Restructuring loans	4,269	4,302	-0.8%
Other loans	782	541	44.5%
Total non-performing loans	$113,554	$124,569	-8.8%
Foreclosed real estate	29,509	33,768	-12.6%
Other repossessed assets	2,507	2,986	-16.0%
	$145,570	$161,323	-9.8%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	2.31%	2.76%	-16.3%
Non-performing assets to total capital	14.06%	16.13%	-12.8%

	Quarter Ended June 30,		Six-Month Period Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$937	$1,034	$1,644	$1,800

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 12 — NON-PERFORMING LOANS

	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$53,534	$63,717	-16.0%
Commercial	44,617	42,456	5.1%
Consumer	2,208	3,354	-34.2%
Auto and leasing	12,024	13,494	-10.9%
	112,383	123,021	-8.6%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	826	950	-13.1%
Consumer	287	398	-27.9%
Auto	58	200	-71.0%
	1,171	1,548	-24.4%
Total	$113,554	$124,569	-8.8%
Non-performing loans composition percentages:
Originated loans
Mortgage	47.1%	51.1%
Commercial	39.3%	34.1%
Consumer	1.9%	2.7%
Auto and leasing	10.6%	10.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	0.7%	0.8%
Consumer	0.3%	0.3%
Auto	0.1%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.95%	3.30%	-10.6%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.79%	2.13%	-16.0%
Total capital	10.87%	12.46%	-12.8%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	0.93%	1.16%	-19.83%
Non-performing loans	31.45%	35.30%	-10.9%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	65.80%	59.20%	11.1%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	117.73%	120.67%	-2.4%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,075,744	$1,105,324	-2.7%
NOW accounts	1,144,117	1,086,447	5.3%
Savings and money market accounts	1,222,109	1,212,260	0.8%
Certificates of deposit	1,500,588	1,501,002	0.0%
Total deposits	4,942,558	4,905,033	0.8%
Accrued interest payable	2,579	3,082	-16.3%
Total deposits and accrued interest payable	4,945,137	4,908,115	0.8%
Borrowings:
Securities sold under agreements to repurchase	240,324	455,508	-47.2%
Advances from FHLB	80,085	77,620	3.2%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	338	1,214	-72.2%
Total borrowings	356,830	570,425	-37.4%
Total deposits and borrowings	5,301,967	5,478,540	-3.2%

Other Liabilities:
Derivative liabilities	985	333	195.8%
Acceptances outstanding	23,610	16,937	39.4%
Lease liability	22,179	-	100.0%
Other liabilities	70,512	87,665	-19.6%
Total liabilities	$5,419,253	$5,583,475	-2.9%
Deposits portfolio composition percentages:
Non-interest bearing deposits	21.8%	22.5%
NOW accounts	23.1%	22.1%
Savings and money market accounts	24.7%	24.7%
Certificates of deposit	30.4%	30.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	67.4%	79.9%
Advances from FHLB	22.4%	13.6%
Other term notes	0.1%	0.2%
Subordinated capital notes	10.1%	6.3%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$240,000	$454,723
Daily average outstanding balance	$393,826	$357,086
Maximum outstanding balance at any month-end	$461,954	$457,053

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Liabilities and Funding Sources

As shown in Table 15 above, at June 30, 2019, Oriental’s total liabilities were $5.419 billion, 2.9% less than the $5.583 billion reported at December 31, 2018. Deposits and borrowings, Oriental’s funding sources, amounted to $5.302 billion at June 30, 2019 versus $5.479 billion at December 31, 2018, a 3.2% decrease.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At June 30, 2019, borrowings amounted to $356.8 million, representing a decrease of 37.5% when compared with the $570.4 million reported at December 31, 2018. The decrease in borrowings reflect the reduction of $191.2 million in repurchase agreements with the proceeds from the sale of $349.7 million of mortgage-backed securities during the quarter ended June 30, 2019.

On January 1, 2019, Oriental adopted the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases prospectively.  At June 30, 2019, the lease liability amounted to $22.2 million.

At June 30, 2019, deposits represented 91% and borrowings represented 9% of interest-bearing liabilities. At June 30, 2019, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.945 billion, a decrease of 0.8% from $4.908 billion at December 31, 2018. Such decrease reflects a reduction of $62.8 million in brokered CD’s with the proceeds from the sale of $349.7 million mortgage-backed securities during the quarter ended June 30, 2019.

Stockholders’ Equity

At June 30, 2019, Oriental’s total stockholders’ equity was $1.045 billion, a 4.50% increase when compared to $999.9 million at December 31, 2018. This increase in stockholders’ equity reflects increases in retained earnings of $31.4 million and legal surplus of $4.9 million; and decreases in accumulated other comprehensive loss, net of tax of $7.3 million and treasury stock, at cost, of $462 thousand. Book value per share was $18.76 at June 30, 2019 compared to $17.90 at December 31, 2018.

From December 31, 2018 to June 30, 2019, tangible common equity to total assets increased from 12.59% to 13.52%, leverage capital ratio increased from 14.22% to 15.20%, common equity tier 1 capital ratio increased from 16.78% to 17.48%, tier 1 risk-based capital ratio increased from 19.20% to 19.87%, and total risk-based capital ratio increased from 20.48% to 21.14%. The increase in these ratios reflect an increase of $23.7 million in total capital.

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

Capital Rules to Implement Basel III Capital Requirements

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of June 30, 2019, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of June 30, 2019 and December 31, 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at June 30, 2019 and December 31, 2018:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,044,874	$999,877	4.5%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	17.48%	16.78%	4.2%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$855,667	811,707	5.4%
Minimum common equity tier 1 capital required	$220,295	217,675	1.2%
Minimum capital conservation buffer required	$122,386	90,698	34.9%
Excess over regulatory requirement	$512,986	503,334	1.9%
Risk-weighted assets	$4,895,441	4,837,214	1.2%
Tier 1 risk-based capital ratio	19.87%	19.20%	3.5%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$972,537	$928,577	4.7%
Minimum tier 1 risk-based capital required	$293,726	$290,233	1.2%
Excess over regulatory requirement	$678,811	$638,344	6.3%
Risk-weighted assets	$4,895,441	$4,837,214	1.2%
Total risk-based capital ratio	21.14%	20.48%	3.2%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,035,109	$990,499	4.5%
Minimum total risk-based capital required	$391,635	$386,977	1.2%
Excess over regulatory requirement	$643,474	$603,522	6.6%
Risk-weighted assets	$4,895,441	$4,837,214	1.2%
Leverage capital ratio	15.20%	14.22%	6.9%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$972,537	$928,577	4.7%
Minimum tier 1 capital required	$255,876	$261,125	-2.0%
Excess over regulatory requirement	$716,661	$667,452	7.4%
Tangible common equity to total assets	13.52%	12.59%	7.4%
Tangible common equity to risk-weighted assets	17.86%	17.13%	4.3%
Total equity to total assets	16.16%	15.19%	6.4%
Total equity to risk-weighted assets	21.34%	20.67%	3.2%
Stock data:
Outstanding common shares	51,330,031	51,293,924	0.1%
Book value per common share	$18.76	$17.90	4.8%
Tangible book value per common share	$17.03	$16.15	5.4%
Market price at end of period	$23.77	$16.46	44.4%
Market capitalization at end of period	$1,220,115	$844,298	44.5%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at June 30, 2019 and December 31, 2018:

	June 30,	December 31,
	2019	2018
	(In thousands, except share or per share information)
Total stockholders' equity	$1,044,874	$999,877
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,080)	(2,480)
Customer relationship intangible	(704)	(888)
Total tangible common equity (non-GAAP)	$874,151	$828,570
Total assets	6,464,127	6,583,352
Goodwill	(86,069)	(86,069)
Core deposit intangible	(2,080)	(2,480)
Customer relationship intangible	(704)	(888)
Total tangible assets	$6,375,274	$6,493,915
Tangible common equity to tangible assets	13.71%	12.76%
Common shares outstanding at end of period	51,330,031	51,293,924
Tangible book value per common share	$17.03	$16.15

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$855,667	$811,707	5.4%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	972,537	928,577	4.7%
Additional Tier 2 capital	62,572	61,922	1.1%
Total risk-based capital	$1,035,109	$990,499	4.5%
Risk-weighted assets:
Balance sheet items	$4,676,905	$4,641,998	0.8%
Off-balance sheet items	218,536	195,216	11.9%
Total risk-weighted assets	$4,895,441	$4,837,214	1.2%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	17.48%	16.78%	4.2%
Tier 1 capital (minimum required - 6%)	19.87%	19.20%	3.5%
Total capital (minimum required - 8%)	21.14%	20.48%	3.2%
Leverage ratio (minimum required - 4%)	15.20%	14.22%	6.9%
Equity to assets	16.16%	15.19%	6.4%
Tangible common equity to assets	13.52%	12.59%	7.4%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at June 30, 2019 and December 31, 2018:

	June 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	18.92%	18.40%	2.8%
Actual common equity tier 1 capital	$922,242	$887,918	3.9%
Minimum capital requirement (4.5%)	$219,398	$217,120	1.0%
Minimum capital conservation buffer requirement (1.875%)	$121,888	$90,467	34.7%
Minimum to be well capitalized (6.5%)	$316,908	$313,618	1.0%
Tier 1 Capital to Risk-Weighted Assets	18.92%	18.40%	2.8%
Actual tier 1 risk-based capital	$922,242	$887,918	3.9%
Minimum capital requirement (6%)	$292,530	$289,494	1.0%
Minimum to be well capitalized (8%)	$390,040	$385,992	1.0%
Total Capital to Risk-Weighted Assets	20.19%	19.68%	2.6%
Actual total risk-based capital	$984,483	$949,596	3.7%
Minimum capital requirement (8%)	$390,040	$385,992	1.0%
Minimum to be well capitalized (10%)	$487,550	$482,490	1.0%
Total Tier 1 Capital to Average Total Assets	14.54%	13.68%	6.3%
Actual tier 1 capital	$922,242	$887,918	3.9%
Minimum capital requirement (4%)	$253,721	$259,547	-2.2%
Minimum to be well capitalized (5%)	$317,152	$324,434	-2.2%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At June 30, 2019 and December 31, 2018, Oriental’s market capitalization for its outstanding common stock was $1.220 billion ($23.77 per share) and $844.3 million ($16.46 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2019
June 30, 2019	$23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter and six-month period ended June 30, 2019.

At June 30, 2019, the number of shares that may yet be purchased under such program is estimated at 325,236   and was calculated by dividing the remaining balance of $7.7 million by $23.77  (closing price of Oriental's common stock at June 30, 2019).

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

On a quarterly basis, Oriental performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Instantaneous interest rate movements are also modeled. Simulations are carried out in two ways:

(i)      using a static balance sheet as Oriental had on the simulation date, and

(ii)    using a dynamic balance sheet based on recent growth patterns and core business strategies.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at June 30, 2019 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$15,667	4.91%	$16,259	4.73%
+ 100 Basis points	$7,916	2.48%	$8,215	2.39%
- 100 Basis points	$(8,214)	-2.58%	$(8,489)	-2.47%
- 200 Basis points	$(16,102)	-5.05%	$(16,587)	-4.82%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of June 30, 2019.

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

Derivative instruments that are used as part of Oriental’s interest risk management strategy include interest rate swaps, forward-settlement swaps, futures contracts, and option contracts that have indices related to the pricing of specific balance sheet assets and liabilities. Interest rate swaps generally involve the exchange of fixed and variable-rate interest payments between two parties based on a common notional principal amount and maturity date. Interest rate futures generally involve exchanged-traded contracts to buy or sell U.S. Treasury bonds and notes in the future at specified prices. Interest rate options represent contracts that allow the holder of the option to (i) receive cash or (ii) purchase, sell, or enter into a financial instrument at a specified price within a specified period. Some purchased option contracts give Oriental the right to enter into interest rate swaps and cap and floor agreements with the writer of the option. In addition, Oriental enters into certain transactions that contain embedded derivatives. When the embedded derivative possesses economic characteristics that are not clearly and closely related to the economic characteristics of the host contract, it is bifurcated and carried at fair value. Please refer to Note 8 to the accompanying consolidated financial statements for further information concerning Oriental’s derivative activities.

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $959 thousand (notional amount of $32.8 million) was recognized at June 30, 2019 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At June 30, 2019, Oriental did not have interest rate swaps offered to clients not designated as hedging instruments.

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of June 30, 2019, Oriental had $32.8 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $32.8 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of June 30, 2019, Oriental had $240.0 million in repurchase agreements, excluding accrued interest, and $388.4 million in brokered deposits.

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

As of June 30, 2019, Oriental had approximately $676.4 million in unrestricted cash and cash equivalents, $403.2 million in investment securities that are not pledged as collateral, and $784.8 million in borrowing capacity at the FHLB-NY.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

ITEM 1A.   RISK FACTORS

There have been no material changes to the risk factors previously disclosed in Oriental’s annual report on Form 10-K for the year ended December 31, 2018, except as described below. In addition to other information set forth in this report, you should carefully consider the risk factors included in Oriental’s annual report on Form 10-K, as updated by this report or other filings Oriental makes with the SEC under the Exchange Act. Additional risks and uncertainties not presently known to Oriental at this time or that Oriental currently deems immaterial may also adversely affect Oriental’s business, financial condition or results of operations.

Oriental may fail to successfully consummate the Scotiabank Transaction.

While Oriental intends and expects to meet all of the conditions required to consummate the Scotiabank Transaction, there are certain closing conditions, which are beyond our control, required for the consummation of the Purchase Agreements. These factors include the receipt of regulatory approvals from the FDIC, the Federal Reserve Board, the OCFI and the USVI Banking Board (the “Approvals”).

In determining whether to approve the Scotiabank Transaction, federal bank regulators will consider, among other factors, its effect on our competitors, our financial condition and our future prospects. The regulators also review current and projected capital ratios and levels, the competence, experience, and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. Such regulatory approvals may not be granted on terms that are acceptable to us, or at all. There can be no assurance as to when or whether these regulatory approvals will be received, or the conditions associated with any approval.

Oriental may fail to realize the anticipated benefits of the Scotiabank Transaction.

The success of the Scotiabank Transaction will depend on, among other things, Oriental’s ability to realize anticipated cost savings and to integrate the assets and operations to be acquired in a manner that permits growth opportunities and does not materially disrupt Oriental’s existing customer relationships or result in decreased revenues resulting from any loss of customers. If Oriental is not able to successfully achieve these objectives, the anticipated benefits of the Scotiabank Transaction may not be realized fully or at all or may take longer to realize than expected. Additionally, Oriental made assumptions and estimates concerning the fair value of assets and liabilities to be acquired in evaluating the Scotiabank Transaction and the purchase price. Actual values of these assets and liabilities could differ from Oriental’s assumptions and estimates, which could result in not achieving the anticipated benefits of the Scotiabank Transaction.

At Closing, BNS and Oriental will enter into a transition services agreement pursuant to which BNS will provide Oriental with services necessary to assist Oriental with the day-to-day operations of the acquired companies and their transition to our infrastructure, and to provide data for the integration of information, for a period of up to eighteen months. The Purchase Agreements contains customary indemnification rights for each of BNS and Oriental, including with respect to breaches of representations, warranties or covenants and certain other specified matters. Certain of the indemnification obligations of each party are subject to a minimum claim size threshold, an aggregate claim threshold, a cap on indemnification and other limitations on liability.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

There can be no assurance that the Scotiabank Transaction will have positive results, including results relating to: correctly assessing the asset quality of the assets acquired; the total cost of integration, including management attention and resources; the time required to complete the integration successfully; the amount of longer-term cost savings; being able to profitably deploy funds acquired in the transaction; or the overall performance of the combined business. Oriental’s future growth and profitability depends, in part, on the ability to successfully manage the combined operations. Integration of an acquired business can be complex and costly, sometimes including combining relevant accounting and data processing systems and management controls, as well as managing relevant relationships with employees, clients, suppliers and other business partners. Integration efforts could divert management attention and resources, which could adversely affect Oriental’s operations or results. The loss of key employees in connection with the Scotiabank Transaction could adversely affect our ability to successfully conduct the combined operations.

Greater than expected credit costs, markdowns and provisions for loan and lease losses concerning the assets to be acquired could adversely affect Oriental’s financial condition and results of operations in the future. There is no assurance that our integration efforts will not result in other unanticipated costs, including the diversion of personnel, or losses.

The Scotiabank Transaction may also result in business disruptions that cause us to lose customers or cause customers to move their accounts or business to competing financial institutions. It is possible that the integration process related to this acquisition could disrupt Oriental’s ongoing business or result in inconsistencies in customer service that could adversely affect Oriental’s ability to maintain relationships with clients, customers, depositors and employees. Our inability to overcome these risks could have a material adverse effect on our business, financial condition, results of operations and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITES AND USE OF PROCEEDS

None

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.     OTHER INFORMATION

None.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

ITEM 6.      EXHIBITS

Exhibit No. Description of Document:

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: August 2, 2019
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: August 2, 2019
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: August 2, 2019
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control