Form 10-Q
period 2019-09-30
OFG BANCORP
filed 2019-11-08
CIK 1030469

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

     EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Number of shares outstanding of the registrant’s common stock, as of the latest practicable date:

 51,347,056 common shares ($1.00 par value per share) outstanding as of October 31, 2019

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

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

•      the receipt and timing of regulatory approvals required to consummate the acquisition of Scotiabank de Puerto Rico (“SBPR”) and certain branch assets and liabilities of The Bank of Nova Scotia (“BNS”) in Puerto Rico and its U.S. Virgin Islands operations (the “Scotiabank Transaction”); and

•      difficulties in integrating the operations expected to be acquired in the Scotiabank Transaction.

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

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018

	September 30,	December 31,
	2019	2018
	(In thousands)
ASSETS
Cash and cash equivalents:
Cash and due from banks	$953,802	$442,103
Money market investments	8,035	4,930
Total cash and cash equivalents	961,837	447,033
Restricted cash	1,050	3,030
Investments:
Trading securities, at fair value, with amortized cost of $182 (December 31, 2018 - $647)	41	360
Investment securities available-for-sale, at fair value, with amortized cost of $520,960 (December 31, 2018 - $854,511)	519,095	841,857
Investment securities held-to-maturity, at amortized cost, with fair value of $410,353 at December 31, 2018	-	424,740
Federal Home Loan Bank (FHLB) stock, at cost	10,525	12,644
Other investments	57	3
Total investments	529,718	1,279,604
Loans:
Loans held-for-sale, at lower of cost or fair value	35,546	10,368
Loans held for investment, net of allowance for loan losses of $154,343 (December 31, 2018 - $164,231)	4,371,644	4,421,226
Total loans	4,407,190	4,431,594
Other assets:
Foreclosed real estate	26,952	33,768
Accrued interest receivable	30,470	34,254
Deferred tax asset, net	112,602	113,763
Premises and equipment, net	69,754	68,892
Customers' liability on acceptances	21,796	16,937
Servicing assets	10,125	10,716
Derivative assets	13	347
Goodwill	86,069	86,069
Operating lease right-of-use assets	19,318	-
Other assets	56,611	57,345
Total assets	$6,333,505	$6,583,352

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

AS OF SEPTEMBER 30, 2019 AND DECEMBER 31, 2018 (CONTINUED)

	September 30,	December 31,
	2019	2018
	(In thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$2,228,256	$2,191,802
Savings accounts	1,225,654	1,212,259
Time deposits	1,424,148	1,504,054
Total deposits	4,878,058	4,908,115
Borrowings:
Securities sold under agreements to repurchase	190,261	455,508
Advances from FHLB	79,052	77,620
Subordinated capital notes	36,083	36,083
Other borrowings	551	1,214
Total borrowings	305,947	570,425
Other liabilities:
Derivative liabilities	1,159	333
Acceptances executed and outstanding	21,796	16,937
Operating lease liabilities	21,081	-
Accrued expenses and other liabilities	56,388	87,665
Total liabilities	5,284,429	5,583,475
Commitments and contingencies (See Note 18)
Stockholders’ equity:
Preferred stock; 10,000,000 shares authorized;
1,340,000 shares of Series A, 1,380,000 shares of Series B, and 960,000 shares of Series D issued and outstanding
(December 31, 2018 - 1,340,000 shares; 1,380,000 shares; and 960,000 shares) $25 liquidation value	92,000	92,000
Common stock, $1 par value; 100,000,000 shares authorized; 59,885,234 shares issued: 51,347,056 shares outstanding (December 31, 2018 - $59,885,234;
51,293,924)	59,885	59,885
Additional paid-in capital	620,948	619,381
Legal surplus	95,783	90,167
Retained earnings	285,854	253,040
Treasury stock, at cost, 8,538,178 shares (December 31, 2018 - 8,591,310 shares)	(102,936)	(103,633)
Accumulated other comprehensive loss, net of tax of $552 (December 31, 2018 - $1,677)	(2,458)	(10,963)
Total stockholders’ equity	1,049,076	999,877
Total liabilities and stockholders’ equity	$6,333,505	$6,583,352

See notes to unaudited consolidated financial statements

OFG BANCORP

UNADUTIED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Interest income:
Loans	$85,772	$84,016	$254,971	$237,057
Mortgage-backed securities	3,553	8,173	17,465	23,258
Investment securities and other	4,330	1,948	10,184	4,998
Total interest income	93,655	94,137	282,620	265,313
Interest expense:
Deposits	10,554	8,605	29,594	23,554
Securities sold under agreements to repurchase	1,342	2,242	6,234	5,159
Advances from FHLB and other borrowings	550	517	1,671	1,339
Subordinated capital notes	499	496	1,537	1,402
Total interest expense	12,945	11,860	39,036	31,454
Net interest income	80,710	82,277	243,584	233,859
Provision for loan losses, net	43,770	14,601	73,724	44,808
Net interest income after provision for loan and lease losses	36,940	67,676	169,860	189,051
Non-interest income:
Banking service revenue	10,813	10,797	32,054	32,404
Wealth management revenue	6,611	6,407	19,162	18,688
Mortgage banking activities	1,118	1,242	2,953	3,987
Total banking and financial service revenues	18,542	18,446	54,169	55,079

Sale of securities	3,498	-	8,274	-
Early extinguishment of debt	-	-	(7)	-
Other non-interest income	138	174	346	758
Total non-interest income, net	22,178	18,620	62,782	55,837
See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018 (CONTINUED)

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Non-interest expense:
Compensation and employee benefits	20,500	18,495	60,716	57,202
Occupancy, equipment and infrastructure costs	7,307	8,388	22,564	25,322
Electronic banking charges	5,505	5,586	15,698	15,968
Professional and service fees	3,662	3,077	10,297	8,917
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,889	3,946	8,839	9,880
Information technology expenses	2,247	2,056	6,953	6,064
Taxes, other than payroll and income taxes	2,235	2,175	6,530	6,820
Advertising, business promotion, and strategic initiatives	1,333	1,329	3,859	3,700
Loan servicing and clearing expenses	1,194	1,251	3,562	3,639
Merger and restructuring charges	1,556	-	2,556	-
Communication	956	927	2,556	2,627
Printing, postage, stationary and supplies	672	499	1,885	1,748
Insurance	(366)	1,620	2,057	4,580
Director and investor relations	374	223	934	800
Other	663	1,369	5,325	8,095
Total non-interest expense	50,727	50,941	154,331	155,362
Income before income taxes	8,391	35,355	78,311	89,526
Income tax expense	1,008	12,255	23,479	29,860
Net income	7,383	23,100	54,832	59,666
Less: dividends on preferred stock	(1,628)	(3,466)	(4,884)	(10,396)
Income available to common shareholders	$5,755	$19,634	$49,948	$49,270
Earnings per common share:
Basic	$0.11	$0.45	$0.97	$1.12
Diluted	$0.11	$0.42	$0.97	$1.07
Average common shares outstanding and equivalents	51,772	51,464	51,695	51,344
Cash dividends per share of common stock	$0.07	$0.06	$0.21	$0.18

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)

Net income	$7,383	$23,100	$54,832	$59,666
Other comprehensive income (loss) before tax:
Unrealized gain (loss) on securities available-for-sale	5,111	(6,375)	19,063	(21,340)
Realized gain on sale of securities available-for-sale	(3,498)	-	(8,274)	-
Unrealized (loss) gain on cash flow hedges	(188)	223	(1,160)	1,153
Other comprehensive income (loss) before taxes	1,425	(6,152)	9,629	(20,187)
Income tax effect	(197)	619	(1,124)	2,341
Other comprehensive income (loss) after taxes	1,228	(5,533)	8,505	(17,846)
Comprehensive income	$8,611	$17,567	$63,337	$41,820

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES

IN STOCKHOLDERS’ EQUITY

FOR THE QUARTERS AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Preferred stock:
Balance at beginning of period	$92,000	$176,000	$92,000	$176,000
Balance at end of period	92,000	176,000	92,000	176,000
Common stock:
Balance at beginning of period	59,885	52,626	59,885	52,626
Balance at end of period	59,885	52,626	59,885	52,626
Additional paid-in capital:
Balance at beginning of period	620,368	541,734	619,381	541,600
Stock-based compensation expense	580	344	1,567	978
Stock-based compensation excess tax benefit recognized in income	-	-	-	(140)
Lapsed restricted stock units	-	-	-	(360)
Balance at end of period	620,948	542,078	620,948	542,078
Legal surplus:
Balance at beginning of period	95,019	85,249	90,167	81,454
Transfer from retained earnings	764	2,314	5,616	6,109
Balance at end of period	95,783	87,563	95,783	87,563
Retained earnings:
Balance at beginning of period	284,459	221,441	253,040	200,878
Lease standard initial adoption	-	-	(736)	-
Net income	7,383	23,100	54,832	59,666
Cash dividends declared on common stock	(3,596)	(2,642)	(10,782)	(7,919)
Cash dividends declared on preferred stock	(1,628)	(3,465)	(4,884)	(10,396)
Transfer to legal surplus	(764)	(2,314)	(5,616)	(6,109)
Balance at end of period	285,854	236,120	285,854	236,120
Treasury stock:
Balance at beginning of period	(103,171)	(103,969)	(103,633)	(104,502)
Lapsed restricted stock units and options	235	263	697	796
Balance at end of period	(102,936)	(103,706)	(102,936)	(103,706)
Accumulated other comprehensive loss, net of tax:
Balance at beginning of period	(3,686)	(15,262)	(10,963)	(2,949)
Other comprehensive income (loss), net of tax:	1,228	(5,533)	8,505	(17,846)
Balance at end of period	(2,458)	(20,795)	(2,458)	(20,795)
Total stockholders’ equity	$1,049,076	$969,886	$1,049,076	$969,886

See notes to unaudited consolidated financial statements

OFG BANCORP

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Nine-Month Period Ended September 30,
	2019	2018
	(In thousands)
Cash flows from operating activities:
Net income	$54,832	$59,666
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of deferred loan origination fees and fair value premiums on acquired loans	3,250	3,433
Amortization of investment securities premiums, net of accretion of discounts	3,905	4,426
Amortization of core deposit and customer relationship intangibles	877	989
Net change in operating leases	(95)	-
Depreciation and amortization of premises and equipment	6,265	6,642
Deferred income tax expense, net	476	6,827
Provision for loan losses, net	73,724	44,808
Stock-based compensation	1,567	978
Stock-based compensation excess tax benefit recognized in income	-	(140)
(Gain) loss on:
Sale of securities	(8,274)	-
Sale of loans	(380)	(275)
Derivatives	-	1
Early extinguishment of repurchase agreements	7	-
Foreclosed real estate and other repossessed assets	2,666	2,828
Sale of other assets	(80)	(107)
Originations of loans held-for-sale	(59,879)	(72,512)
Proceeds from sale of loans held-for-sale	15,208	21,593
Net (increase) decrease in:
Trading securities	319	(214)
Other investments	(54)	-
Accrued interest receivable	3,784	16,517
Servicing assets	591	(1,045)
Other assets	463	2,405
Net (decrease) increase in:
Accrued interest on deposits and borrowings	(1,875)	643
Accrued expenses and other liabilities	(56,288)	(23,836)
Net cash provided by operating activities	41,009	73,627

See notes to unaudited consolidated financial statements

	Nine-Month Period Ended September 30,
	2019	2018
	(In thousands)
Cash flows from investing activities:
Purchases of:
Investment securities available-for-sale	(1,117)	(271,062)
FHLB stock	(1,167)	(113,506)
Maturities and redemptions of:
Investment securities available-for-sale	129,027	89,753
Investment securities held-to-maturity	-	58,477
FHLB stock	3,286	115,040
Proceeds from sales of:
Investment securities available-for-sale	680,466	14,746
Foreclosed real estate and other repossessed assets, including write-offs	37,115	38,816
Loans held-for-investment	14,668	-
Fully charged-off loans	2,382	-
Premises and equipment	2,113	1,670
Origination and purchase of loans, excluding loans held-for-sale	(834,486)	(1,015,960)
Principal repayment of loans	722,367	632,333
Additions to premises and equipment	(9,160)	(8,107)
Net cash provided by (used in) investing activities	$745,494	$(457,800)
Cash flows from financing activities:
Net increase (decrease) in:
Deposits	5,242	301,195
Securities sold under agreements to repurchase	(264,730)	185,308
FHLB advances, federal funds purchased, and other borrowings	775	(25,904)
Restricted units lapsed	697	436
Dividends paid on preferred stock	(4,881)	(10,396)
Dividends paid on common stock	(10,782)	(7,919)
Net cash (used in) provided by financing activities	$(273,679)	$442,720
Net change in cash, cash equivalents and restricted cash	512,824	58,547
Cash, cash equivalents and restricted cash at beginning of period	450,063	488,233
Cash, cash equivalents and restricted cash at end of period	$962,887	$546,780
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and due from banks	$953,802	$537,945
Money market investments	8,035	5,805
Restricted cash	1,050	3,030
Total cash, cash equivalents, restricted cash and restricted cash equivalents at end of period	$962,887	$546,780
Supplemental Cash Flow Disclosure and Schedule of Non-cash Activities:
Interest paid	$39,710	$29,523
Income taxes paid	$36,924	$13,446
Operating lease liabilities paid	$5,174	$-
Mortgage loans securitized into mortgage-backed securities	$45,716	$59,050
Transfer from held-to-maturity securities to available-for-sale securities	$424,740	$-
Transfer from loans to foreclosed real estate and other repossessed assets	$34,532	$36,848
Reclassification of loans held-for-investment portfolio to held-for-sale portfolio	$25,933	$5,795
Reclassification of loans held-for-sale portfolio to held-for-investment portfolio	$49	$1,247
Financed sales of foreclosed real estate	$1,016	$912
Loans booked under the GNMA buy-back option	$11,403	$13,325
Initial recognition of operating lease right-of-use assets	$21,930	$-
Initial recognition of operating lease liabilities	$23,689	$-
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

Measurement of Credit Losses on Financial Instruments. In June 2016, the FASB issued ASU No. 2016-13 for the recognition of credit losses on financial instruments. The guidance introduces a new credit reserving methodology known as the Current Expected Credit Loss (“CECL”) methodology, which differs significantly from the incurred loss approach used today and will alter the estimation process, inputs and assumptions used in estimating the allowance for credit losses (“ACL”). The CECL methodology requires measurement of expected credit losses for the estimated life of the financial instrument, not only based on historical experience and current conditions, but also by including reasonable and supportable forecasts incorporating forward-looking information. At the date of adoption, the change in reserves will be recorded in retained earnings as a cumulative-effect adjustment under the modified retrospective method. CECL eliminates the existing guidance for purchase credit-impaired loans, but requires an allowance for purchased financial assets with more than insignificant deterioration since origination. In addition, it modifies the other-than-temporary impairment model for available-for-sale debt securities to require an allowance for credit impairment instead of a direct write-down, which allows for reversal of credit impairments in future periods based on improvements in credit. ASU No. 2016-13 is effective for fiscal years, and interim periods, beginning after December 15, 2019. Oriental will implement ASU No. 2016-13 on January 1, 2020. We continue to evaluate the impact the new guidance will have on our financial position, results of operations and regulatory risk-based capital. Our current planned approach for estimating lifetime credit losses for our loan portfolio includes the following key components:

•          An initial forecast period of one year for all portfolio segments based on historical loss experience, or economic forecast in case of limited historical loss experience;

•          An economic forecast period of two years based on the relation of losses with key economic variables for each portfolio segment;

•          Segmentation of loans into pools that share common risk characteristics;

•          Reversion to the mean period using straight-line method;

•          Used the discounted cash flow (DCF) method to measure credit impairment on most of our loan portfolios and estimate lifetime credit losses using the conceptual components described above; and

•          A most likely macroeconomic scenario in estimating expected credit losses.

As part of our evaluation of the estimated impacts of CECL, we have run simulations based on our portfolio composition and current expectations of future economic conditions. The results of those preliminary simulations indicate that our total reserves for credit losses related to our originated book, which accounts for 84% of total gross loans, could have a net increase between 16 % and 23 % as compared to the incurred loss model applied as of balance sheet date, mostly driven by the retail loan portfolios. At adoption, we expect to have a cumulative-effect adjustment to retained earnings for this change in the ACL, which would impact our capital. Oriental expects to continue to be well capitalized under the Basel III regulatory framework after the adoption of this standard. The Company will avail itself of the option to phase-in over a period of three years the day one effects on regulatory capital from the adoption of CECL. For the acquired book, which represents 16% of total gross loans, we expect its allowance will be enough to cover CECL implementation. Any adjustment will be made through the allowance and loan balances with no impact in capital. The ultimate effect of CECL on our ACL will depend on the size and composition of our portfolio, the portfolio’s credit quality and economic conditions at the time of adoption, as well as any refinements to our models, methodology and other key assumptions. We are continuing our cross-functional implementation efforts and have substantially completed development of our CECL models. Model validation, user acceptance testing, and parallel runs will continue through the remainder of 2019. In addition, we continue to develop the business processes, policies and controls that satisfy the requirements of the new guidance.

For available-for-sale debt securities, the new guidance prospectively replaces the other-than-temporary impairment model and requires the recognition of an allowance for reductions in a security’s fair value attributable to declines in credit quality, instead of a direct write-down of the security, when a valuation decline is determined to be other-than-temporary. Our available-for-sale debt securities only consist of U.S. Treasury or U.S. government-sponsored agencies securities; therefore, we do not currently expect the impact of the new guidance on available-for-sale securities to be material at adoption.

NOTE 2 – SIGNIFICANT EVENTS

On June 26, 2019, OFG Bancorp (the “Company”) and Oriental Bank, a wholly-owned subsidiary of the Company (“Oriental Bank”), entered into (i) a definitive Stock Purchase Agreement (the “Stock Purchase Agreement”) with The Bank of Nova Scotia (“BNS”), (ii) a definitive Sale and Purchase Agreement (USVI) (the “USVI Purchase Agreement”) with BNS and (iii) a definitive Sale and Purchase Agreement (PR) (the “PR Purchase Agreement” and, together with the Stock Purchase Agreement and the USVI Purchase Agreement, the “Purchase Agreements”) with BNS.

The transactions contemplated by the Purchase Agreements (the “Scotiabank Transaction”), which are expected to close before year end of 2019, are subject to receipt of the requisite regulatory approvals, as well as the satisfaction of other customary closing conditions.

The Stock Purchase Agreement

On the terms and subject to the conditions set forth in the Stock Purchase Agreement, Oriental Bank will acquire (i) all of the issued and outstanding shares of common stock, par value $10.00 per share, of Scotiabank de Puerto Rico, a bank chartered under the laws of Puerto Rico (“SBPR”), and (ii) all of the issued and outstanding shares of second preferred non-cumulative redeemable stock, par value $10.00 per share, of SBPR (the “Preferred Stock”) (excluding any shares of Preferred Stock redeemed by SBPR prior to the SBPR Closing (as defined below) ((i) and (ii), the “Stock Purchase”). In addition, the Stock Purchase Agreement contemplates that, immediately following the consummation of the Stock Purchase, SBPR will merge with and into Oriental Bank, with Oriental Bank continuing as the surviving bank (the “Bank Merger”).

The consideration payable by Oriental Bank to BNS at the closing of the Stock Purchase (the “SBPR Closing” and the date on which the SBPR Closing occurs, the “Closing Date”) will be $550,000,000 in cash minus the amount of any Pre-Closing Secondary Dividend (as defined below) actually paid to BNS after the execution of the Stock Purchase Agreement but on or prior to the Closing Date. In addition, the Stock Purchase Agreement contemplates that, prior to the SBPR Closing, SBPR will pay BNS (a) one or more dividends in an aggregate amount equal to $200,000,000 (subject to certain adjustments set forth in the schedules to the Stock Purchase Agreement) (the “Pre-Closing Primary Dividend”) and (b) secondarily to the Pre-Closing Primary Dividend, one or more additional dividends in an aggregate amount not to exceed $125,000,000 (the “Pre-Closing Secondary Dividend”).

The obligations of Oriental Bank and BNS to consummate the Stock Purchase are subject to the satisfaction or waiver of certain customary closing conditions, including (a) the receipt of the requisite regulatory approvals, including the requisite regulatory approvals of the Puerto Rico Office of the Commissioner of Financial Institutions, the Federal Deposit Insurance Corporation and the Board of Governors of the Federal Reserve System (and, in the case of Oriental Bank’s obligations to consummate the Stock Purchase, without the imposition of a Burdensome Condition (as defined below)), (b) the accuracy of the other party’s representations and warranties, subject to certain timing and materiality standards, (c) compliance in all material respects by the other party with its pre-closing covenants and agreements contained in the Stock Purchase Agreement and (d) the absence of any injunction or order prohibiting the consummation of the Stock Purchase, the Bank Merger or the other transactions contemplated by the Stock Purchase Agreement. The obligations of BNS to consummate the Stock Purchase are also subject to receiving the requisite regulatory approval for the payment of the Pre-Closing Primary Dividend. The Stock Purchase is not conditioned on the consummation of the transactions contemplated by the USVI Purchase Agreement or the PR Purchase Agreement.

Under the Stock Purchase Agreement, Oriental Bank and BNS agreed to use reasonable best efforts to obtain the requisite regulatory approvals. In addition, the Company and Oriental Bank agreed to take all actions necessary (including Remedial Actions and Capital Actions (each as defined in the Stock Purchase Agreement)) to obtain the applicable requisite regulatory approvals and consummate the Scotiabank Transaction as promptly as practicable, subject to an exception that provides that neither the Company nor Oriental Bank is required to take, or agree to take, any action that would constitute a Burdensome Condition. Under the Stock Purchase Agreement, the term “Remedial Action” is defined to include, among other things, divestitures, licenses or other dispositions of, or the holding separate of, deposits, loans, branches or operations of SBPR, the Company, Oriental Bank or their affiliates, and the term “Capital Acton” is defined to include, among other things, capital level and capital ratio maintenance commitments, capital plan creation and capital raising transactions. The Stock Purchase Agreement defines “Burdensome Condition” as any action, restriction or condition that would reasonably be expected to be materially burdensome to the Company, Oriental Bank and their affiliates, taken as a whole, following the consummation of the Stock Purchase, the Bank Merger or the transactions contemplated by the USVI Purchase Agreement or the PR Purchase Agreement. However, the Stock Purchase Agreement provides that a Capital Action will not constitute or be considered in determining whether any required action constitutes, a Burdensome Condition.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Stock Purchase Agreement provides that, for three years after the Closing Date, BNS will not operate an FDIC-insured depository institution in Puerto Rico, offer retail banking or retail consumer finance products or services in Puerto Rico (excluding certain wealth management services) or accept deposits insured by the FDIC in Puerto Rico, in each case, subject to certain exceptions set forth in the Stock Purchase Agreement. In addition, from the date of the Stock Purchase Agreement and continuing for two years following the Closing Date, BNS agreed to certain restrictions on soliciting and hiring SBPR employees and soliciting SBPR customers, and Oriental Bank agreed to certain restrictions on soliciting and hiring certain BNS employees and soliciting certain BNS customers, in each case, subject to certain exceptions set forth in the Stock Purchase Agreement.

The Stock Purchase Agreement contains certain customary representations and warranties made by each party, which are qualified by confidential disclosures provided to each party by the other party in connection with the Stock Purchase Agreement. Each of Oriental Bank and BNS has agreed to various customary covenants, including, in the case of BNS, covenants regarding the conduct of SBPR’s business prior to the SBPR Closing. The Stock Purchase Agreement provides for post-Closing indemnification obligations with respect to breaches of the representations, warranties and covenants of each party in the Purchase Agreements, as well as indemnification obligations with respect to certain other matters. Each party’s indemnification obligations with respect to breaches of its representations and warranties generally are subject to a de minimis “per loss” requirement of $100,000, a deductible basket equal to 1% of the aggregate purchase price under the Purchase Agreements and a cap equal to 10% of the aggregate purchase price under the Purchase Agreements, except for breaches of certain fundamental representations and warranties. Following the SBPR Closing, during any period in which the USVI Transaction (as defined below) or the PR Transaction (as defined below) has not been consummated, the indemnification deductible basket will be reduced by 1% of the purchase price under the USVI Purchase Agreement and 1% of the purchase price under the PR Purchase Agreement, as applicable, and the indemnification cap will be reduced by 10% of the purchase price under the USVI Purchase Agreement and 10% of the purchase price under the PR Purchase Agreement, as applicable.

Each party has the right to terminate the Stock Purchase Agreement under certain circumstances, including if the Stock Purchase has not occurred on or prior to March 26, 2020, subject to an extension by either party until June 26, 2020 if the requisite regulatory approvals have not been obtained. Upon the termination of the Stock Purchase Agreement as a result of the failure to obtain the requisite regulatory approvals as of the outside date referenced above (as extended), Oriental Bank will be required to reimburse BNS for its reasonable and documented out-of-pocket transaction expenses. The Stock Purchase Agreement also provides that the aggregate amount of reimbursable expenses under the Stock Purchase Agreement, the USVI Purchase Agreement and the PR Purchase Agreement will not exceed $2,000,000.

USVI Purchase Agreement

On the terms and subject to the conditions set forth in the USVI Purchase Agreement, at the closing of the transactions contemplated by the USVI Purchase Agreement (the “USVI Closing” and the date on which the USVI Closing occurs the “USVI Closing Date”), Oriental Bank will acquire the U.S. Virgin Islands (the “USVIs”) banking operations of BNS through an acquisition of certain assets (including loans, ATMs and physical branch locations) and an assumption of certain liabilities (including deposits) (the “USVI Transaction”). The consideration payable in the USVI Transaction will be equal to the difference between (a) the sum of (i) cash on hand at the purchased branches and cash located in the purchased ATMs, (ii) the net book value of the purchased assets (which, in the case of the purchased loans, will be equal to the gross book value of the purchased loans minus $6,700,000 (or, if greater, the actual amount of reserves associated with the purchase loans as of the close of business on the day immediately preceding the USVI Closing Date)), (iii) a $10,000,000 deposit premium and (iv) the fair market value of Other Assets (as defined in the USVI Purchase Agreement) that Oriental Bank elects to include as a purchased asset and (b) the net book value of the assumed liabilities, in each case, as of the close of business on the day immediately preceding the USVI Closing Date. If the foregoing calculation produces a positive number, that amount will be payable by Oriental Bank to BNS at the USVI Closing and if the foregoing calculation produces a negative number, the absolute value of that amount will be payable by BNS to Oriental Bank at the USVI Closing.

The obligations of Oriental Bank and BNS to consummate the USVI Transaction are subject to the satisfaction or waiver of certain customary closing conditions, including (a) the receipt of the requisite regulatory approvals, including the requisite regulatory approvals of the Puerto Rico Office of the Commissioner of Financial Institutions, the Federal Deposit Insurance Corporation, the Virgin Islands Banking Board and the Lieutenant Governor of the Virgin Islands, Division of Banking, Insurance and Financial Regulation (and, in the case of Oriental Bank’s obligations to consummate the USVI Transaction, without the imposition of a Burdensome Condition), (b) the accuracy of the other party’s representations and warranties, subject to certain timing and materiality standards, (c) compliance in all material respects by the other party with its pre-closing covenants and agreements contained in the USVI Purchase Agreement and (d) the absence of any injunction or order prohibiting the consummation of the transactions

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

contemplated by the USVI Purchase Agreement. The consummation of the USVI Transaction is also subject to the consummation of the Stock Purchase either substantially contemporaneously with or prior to the USVI Closing.

The covenants and agreements in the Stock Purchase Agreement that address the obligations of the parties to obtain the requisite regulatory approvals, including those provisions addressing Remedial Actions, Capital Actions and Burdensome Conditions, also apply under the USVI Purchase Agreement with respect to the requisite regulatory approvals for the USVI Transactions.

The USVI Purchase Agreement provides that, for three years after the USVI Closing Date, BNS will not (a) open or operate a branch, subsidiary or depository institution that accepts deposits in the USVIs or (b) offer retail banking or retail consumer finance products or services in the USVIs (excluding certain wealth management services), in each case, subject to certain exceptions set forth in the USVI Purchase Agreement. In addition, from the date of the USVI Purchase Agreement and continuing for two years following the USVI Closing Date, BNS agreed to certain restrictions on soliciting and hiring USVI branch employees and soliciting USVI branch customers, in each case, subject to certain exceptions set forth in the USVI Purchase Agreement.

The USVI Purchase Agreement contains certain customary representations and warranties made by each party, which are qualified by confidential disclosures provided to each party by the other party in connection with the USVI Purchase Agreement. Each of Oriental Bank and BNS has agreed to various customary covenants, including, in the case of BNS, covenants regarding the conduct of the USVI branch business prior to the USVI Closing.

Each party has the right to terminate the USVI Purchase Agreement under certain circumstances, including if (i) the Stock Purchase Agreement has been terminated or (ii) the USVI Transactions have not occurred on or prior to March 26, 2020, subject to an extension by either party until June 26, 2020 if the requisite regulatory approvals have not been obtained. If the Stock Purchase has not been consummated and the USVI Purchase Agreement is terminated as a result of the failure to obtain the requisite regulatory approvals as of the outside date referenced above (as extended), Oriental Bank will be required to reimburse BNS for its reasonable and documented out-of-pocket transaction expenses. The USVI Purchase Agreement also provides that the aggregate amount of reimbursable expenses under the Stock Purchase Agreement, the USVI Purchase Agreement and the PR Purchase Agreement will not exceed $2,000,000.

PR Purchase Agreement

On the terms and subject to the conditions set forth in the PR Purchase Agreement, at the closing of the transactions contemplated by the PR Purchase Agreement (the “PR Closing” and the date on which the PR Closing occurs, the “PR Closing Date”), Oriental Bank will acquire certain loans and other assets, and assume certain deposits and other liabilities, from BNS’s Puerto Rico branch (the “PR Transaction”). The consideration payable in the PR Transaction will be equal to the difference between (a) the net book value of the purchased assets (which, in the case of the purchased loans, will be equal to the gross book value of the purchased loans minus $27,700,000 (or, if greater, the actual amount of reserves associated with the purchase loans as of the PR Effective Time (as defined in the PR Purchase Agreement))) and (b) the net book value of the assumed liabilities, in each case, as of PR Effective Time. If the foregoing calculation produces a positive number, that amount will be payable by Oriental Bank to BNS at the PR Closing and if the foregoing calculation produces a negative number, the absolute value of that amount will be payable by BNS to Oriental Bank at the PR Closing.

The obligations of Oriental Bank and BNS to consummate the PR Transaction are subject to the satisfaction or waiver of certain customary closing conditions, including (a) the receipt of required regulatory approvals of the Federal Deposit Insurance Corporation (and, in the case of Oriental Bank’s obligations to consummate the PR Transaction, without the imposition of a Burdensome Condition), (b) the accuracy of the other party’s representations and warranties, subject to certain timing and materiality standards, (c) compliance in all material respects by the other party with its pre-closing covenants and agreements contained in the PR Purchase Agreement and (d) the absence of any injunction or order prohibiting the consummation of the transactions contemplated by the PR Purchase Agreement. The consummation of the PR Transaction is also subject to the consummation of the Stock Purchase either substantially contemporaneously with or prior to the PR Closing.

The covenants and agreements in the Stock Purchase Agreement that address the obligations of the parties to obtain the requisite regulatory approvals, including those provisions addressing Remedial Actions, Capital Actions and Burdensome Conditions, also apply under the PR Purchase Agreement with respect to the requisite regulatory approvals for the PR Transaction.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under the PR Purchase Agreement, from the date of the PR Purchase Agreement and continuing for two years following the PR Closing Date, BNS agreed to certain restrictions on soliciting PR branch customers, subject to certain exceptions set forth in the PR Purchase Agreement.

The PR Purchase Agreement contains certain customary representations and warranties made by each party, which are qualified by confidential disclosures provided to each party by the other party in connection with the PR Purchase Agreement. Each of Oriental Bank and BNS has agreed to various customary covenants, including, in the case of BNS, covenants regarding the administration of the purchased assets and assumed liabilities of PR branch prior to the PR Closing.

Each party has the right to terminate the PR Purchase Agreement under certain circumstances, including if (i) the Stock Purchase Agreement has been terminated or (ii) the PR Transactions have not occurred on or prior to March 26, 2020, subject to an extension by either party until June 26, 2020 if the requisite regulatory approvals have not been obtained. If the Stock Purchase has not been consummated and the PR Purchase Agreement is terminated as a result of the failure to obtain the requisite regulatory approvals as of the outside date referenced above (as extended), Oriental Bank will be required to reimburse BNS for its reasonable and documented out-of-pocket transaction expenses. The PR Purchase Agreement also provides that the aggregate amount of reimbursable expenses under the Stock Purchase Agreement, the USVI Purchase Agreement and the PR Purchase Agreement will not exceed $2,000,000.

The foregoing description of the Purchase Agreements and related transactions does not purport to be complete and is qualified in its entirety by reference to the Purchase Agreements, which were filed as Exhibit 2.1, Exhibit 2.2 and Exhibit 2.3 to the Current Report on Form 8-K on July 2, 2019, and are incorporated therein by reference. The Purchase Agreements establish and govern the legal relations between the parties with respect to the transactions contemplated thereby and are not intended to be a source of factual, business or operational information about the parties or their respective businesses. The representations and warranties set forth in the Purchase Agreements may not be accurate or complete as of any specified date, may be subject to a contractual standard of materiality different from those generally applicable to shareholders or different from what a shareholder might view as material, may have been used for purposes of allocating risk between the parties to the Purchase Agreements rather than establishing matters as facts, may have been qualified by certain disclosures not reflected in the Purchase Agreements that were made to the other party in connection with the negotiation of the Purchase Agreements and generally were solely for the benefit of the parties to the Purchase Agreements.

Accordingly, investors and security holders should not rely on such representations and warranties as characterizations of the actual state of facts or circumstances because they were only made as of the date of the Purchase Agreements and are modified by confidential disclosure schedules delivered in connection with the Purchase Agreements. Moreover, information concerning the subject matter of such representations and warranties may change after the date of the Purchase Agreements, which subsequent information may or may not be fully reflected in the Company’s public disclosures.

NOTE 3 – RESTRICTED CASH

The following table includes the composition of Oriental’s restricted cash:

	September 30,	December 31,
	2019	2018
	(In thousands)
Cash pledged as collateral to other financial institutions to secure:
Derivatives	$-	$1,980
Obligations under agreement of loans sold with recourse	1,050	1,050
	$1,050	$3,030

At September 30, 2019 and December 31, 2018, the Bank’s international banking entities, OIB and Oriental Overseas, a division of the Bank, held short-term highly liquid securities in the amount of $305 thousand and $325 thousand, respectively, as the legal reserve required for international banking entities under Puerto Rico law.  These instruments cannot be withdrawn or transferred by OIB or Oriental Overseas without the prior written approval of the Office of the Commissioner of Financial Institutions of Puerto Rico (the "OCFI").

As part of its derivative activities, Oriental enters into collateral agreements with certain financial counterparties.  At September 30, 2019 collateral agreements have expired. At December 31, 2018, Oriental had delivered approximately $2.0 million of cash as collateral for such derivatives activities.

Oriental has a contract with FNMA which requires collateral to guarantee the repurchase, if necessary, of loans sold with recourse. At September 30, 2019 and December 31, 2018, Oriental delivered as collateral cash amounting to approximately $1.1 million, for both periods.

The Bank is required by Puerto Rico law to maintain average weekly reserve balances to cover demand deposits. The amount of those minimum average reserve balances for the week that covered September 30, 2019 was $210.4 million (December 31, 2018 - $211.6 million). At September 30, 2019 and December 31, 2018, the Bank complied with this requirement. Cash and due from bank as well as other short-term, highly liquid securities, are used to cover the required average reserve balances.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 4 – INVESTMENT SECURITIES

Money Market Investments

Oriental considers as cash equivalents all money market instruments that are not pledged and that have maturities of three months or less at the date of acquisition. At September 30, 2019 and December 31, 2018, money market instruments included as part of cash and cash equivalents amounted to $8.0 million and $4.9 million, respectively.

Investment Securities

The amortized cost, gross unrealized gains and losses, fair value, and weighted average yield of the securities owned by Oriental at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$426,192	$563	$2,586	$424,169	2.01%
GNMA certificates	25,329	502	-	25,831	2.87%
CMOs issued by US government-sponsored agencies	55,457	17	371	55,103	1.90%
Total mortgage-backed securities	506,978	1,082	2,957	505,103	2.04%
Investment securities
US Treasury securities	10,947	-	10	10,937	1.33%
Obligations of US government-sponsored agencies	2,040	-	10	2,030	1.38%
Other debt securities	995	30	-	1,025	2.99%
Total investment securities	13,982	30	20	13,992	1.45%
Total securities available for sale	$520,960	$1,112	$2,977	$519,095	2.02%

	December 31, 2018
		Gross	Gross		Weighted
	Amortized	Unrealized	Unrealized	Fair	Average
	Cost	Gains	Losses	Value	Yield
	(In thousands)
Available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$561,878	$404	$8,951	$553,331	2.59%
GNMA certificates	211,947	1,050	2,827	210,170	3.10%
CMOs issued by US government-sponsored agencies	66,230	-	2,166	64,064	1.90%
Total mortgage-backed securities	840,055	1,454	13,944	827,565	2.66%
Investment securities
US Treasury securities	10,924	-	119	10,805	1.36%
Obligations of US government-sponsored agencies	2,325	-	60	2,265	1.38%
Other debt securities	1,207	15	-	1,222	2.99%
Total investment securities	14,456	15	179	14,292	1.50%
Total securities available-for-sale	$854,511	$1,469	$14,123	$841,857	2.64%

Held-to-maturity
Mortgage-backed securities
FNMA and FHLMC certificates	$424,740	$-	$14,387	$410,353	2.07%

On January 1, 2019, Oriental adopted the ASU No. 2017-12 and reclassified all of its mortgage backed securities with a carrying value of $424.7 million and unrealized losses of $14.4 million from the held-to-maturity portfolio into the available-for-sale portfolio.

The amortized cost and fair value of Oriental’s investment securities at September 30, 2019, by contractual maturity, are shown in the next table. Securities not due on a single contractual maturity date, such as collateralized mortgage obligations, are classified in the period of final contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2019
	Available-for-sale
	Amortized Cost	Fair Value
	(In thousands)
Mortgage-backed securities
Due from 1 to 5 years
FNMA and FHLMC certificates	$2,041	$2,070
Total due from 1 to 5 years	2,041	2,070
Due after 5 to 10 years
CMOs issued by US government-sponsored agencies	$48,756	$48,401
FNMA and FHLMC certificates	108,573	108,256
Total due after 5 to 10 years	157,329	156,657
Due after 10 years
FNMA and FHLMC certificates	$315,578	$313,843
GNMA certificates	25,329	25,831
CMOs issued by US government-sponsored agencies	6,701	6,702
Total due after 10 years	347,608	346,376
Total mortgage-backed securities	506,978	505,103
Investment securities
Due less than one year
US Treasury securities	$10,947	$10,937
Total due in less than one year	10,947	10,937
Due from 1 to 5 years
Obligations of US government-sponsored agencies	$2,040	$2,030
Other debt securities	100	100
Total due from 1 to 5 years	2,140	2,130
Due from 5 to 10 years
Other debt securities	895	925
Total due after 5 to 10 years	895	925
Total investment securities	13,982	13,992
Total	$520,960	$519,095

During the nine-month period ended September 30, 2019, Oriental retained securitized GNMA pools totaling $45.7 million amortized cost, at a yield of 3.42% from its own originations, and during the nine-month period ended September 30, 2018, Oriental did not retain any securitized GNMA pools.

During the nine-month period ended September 30, 2019 Oriental sold $680.5 million available-for-sale mortgage-backed securities and recognized a gain in the sale of $8.3 million. During the nine-month period ended September 30, 2018, Oriental sold $14.7 million of available-for-sale Government National Mortgage Association (“GNMA”) certificates from its recurring mortgage loan origination and securitization activities. Oriental did not realize any gains or losses these sales during such period.

	Nine-Month Period Ended September 30, 2019
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
FNMA and FHLMC certificates	$451,081	$447,305	$3,776	$-
GNMA certificates	$229,385	$224,887	$4,498	$-
Total	$680,466	$672,192	$8,274	$-

	Nine-Month Period Ended September 30, 2018
		Book Value
Description	Sale Price	at Sale	Gross Gains	Gross Losses
	(In thousands)
Sale of securities available-for-sale
Mortgage-backed securities
GNMA certificates	$14,746	$14,746	$-	$-
Total	$14,746	$14,746	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables show Oriental’s gross unrealized losses and fair value of investment securities available-for-sale and held-to-maturity at September 30, 2019 and December 31, 2018, aggregated by investment category and the length of time that individual securities have been in a continuous unrealized loss position:

	September 30, 2019
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$38,170	$336	$37,834
FNMA and FHLMC certificates	343,004	2,582	340,422
Obligations of US Government and sponsored agencies	2,040	10	2,030
GNMA certificates	19	-	19
US Treasury Securities	9,997	10	9,987
	$393,230	$2,938	$390,292

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	12,081	35	12,046
FNMA and FHLMC certificates	3,578	4	3,574
US Treasury Securities	322	-	322
	$15,981	$39	$15,942

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US government-sponsored agencies	$50,251	$371	$49,880
FNMA and FHLMC certificates	346,582	2,586	343,996
Obligations of US government and sponsored agencies	2,040	10	2,030
GNMA certificates	19	-	19
US Treasury Securities	10,319	10	10,309
	$409,211	$2,977	$406,234

20

	December 31, 2018
	12 months or more
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	$66,230	$2,166	$64,064
FNMA and FHLMC certificates	357,955	8,603	349,352
Obligations of US Government and sponsored agencies	2,325	60	2,265
GNMA certificates	131,044	2,739	128,305
US Treasury Securities	9,977	119	9,858
	$567,531	$13,687	$553,844
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

	Less than 12 months
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
FNMA and FHLMC certificates	109,772	348	109,424
GNMA certificates	17,126	88	17,038
US Treasury Securities	323	-	323
	$127,221	$436	$126,785

	Total
	Amortized	Unrealized	Fair
	Cost	Loss	Value
	(In thousands)
Securities available-for-sale
CMOs issued by US Government-sponsored agencies	66,230	2,166	64,064
FNMA and FHLMC certificates	467,727	8,951	458,776
Obligations of US government and sponsored agencies	2,325	60	2,265
GNMA certificates	148,170	2,827	145,343
US Treasury Securities	10,300	119	10,181
	$694,752	$14,123	$680,629
Securities held-to-maturity
FNMA and FHLMC certificates	$424,740	$14,387	$410,353

21

Oriental performs valuations of its investment securities on a monthly basis. Moreover, Oriental conducts quarterly reviews to identify and evaluate each investment in an unrealized loss position for other-than-temporary impairment. Any portion of a decline in value associated with credit loss is recognized in the statements of operations with the remaining noncredit-related component recognized in other comprehensive income. A credit loss is determined by assessing whether the amortized cost basis of the security will be recovered by comparing the present value of cash flows expected to be collected from the security, discounted at the rate equal to the yield used to accrete current and prospective beneficial interest for the security. The shortfall of the present value of the cash flows expected to be collected in relation to the amortized cost basis is considered to be the “credit loss.” Other-than-temporary impairment analysis is based on estimates that depend on market conditions and are subject to further change over time. In addition, while Oriental believes that the methodology used to value these exposures is reasonable, the methodology is subject to continuing improvement, including those made as a result of market developments. Consequently, it is reasonably possible that changes in estimates or conditions could result in the need to recognize additional other-than-temporary impairment charges in the future.

All of the investments ($409.2 million, amortized cost) with an unrealized loss position at September 30, 2019 consist of securities issued or guaranteed by the U.S. Treasury or U.S. government-sponsored agencies, all of which are highly liquid securities that have a large and efficient secondary market. Their aggregate losses and their variability from period to period are the result of changes in market conditions, and not due to the repayment capacity or creditworthiness of the issuers or guarantors of such securities.

NOTE 5 - LOANS

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans.

22

 The composition of Oriental’s loan portfolio at September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$589,383	$668,809
Commercial	1,573,629	1,597,588
Consumer	362,358	348,980
Auto and leasing	1,266,066	1,129,695
	3,791,436	3,745,072
Allowance for loan and lease losses on originated and other loans and leases	(79,089)	(95,188)
	3,712,347	3,649,884
Deferred loan costs, net	9,608	7,740
Total originated and other loans held for investment, net	3,721,955	3,657,624
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,217	2,546
Consumer	21,461	23,988
Auto	237	4,435
	23,915	30,969
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,490)	(2,062)
	22,425	28,907
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	439,675	492,890
Commercial	155,653	182,319
Auto	3,883	14,403
	599,211	689,612
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(51,394)	(42,010)
	547,817	647,602
Total acquired BBVAPR loans, net	570,242	676,509
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	54,603	63,392
Commercial	46,412	47,826
Consumer	802	846
Total acquired Eurobank loans	101,817	112,064
Allowance for loan and lease losses on Eurobank loans	(22,370)	(24,971)
Total acquired Eurobank loans, net	79,447	87,093
Total acquired loans, net	649,689	763,602
Total held for investment, net	4,371,644	4,421,226
Mortgage loans held-for-sale	23,504	10,368
Other loans held for sale	12,042	-
Total loans, net	$4,407,190	$4,431,594

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Originated and Other Loans and Leases Held for Investment

Oriental’s originated and other loans held for investment are encompassed within four portfolio segments: mortgage, commercial, consumer, and auto and leasing.

The tables below present the aging of the recorded investment in gross originated and other loans held for investment at September 30, 2019 and December 31, 2018, by class of loans. Mortgage loans past due include delinquent loans in the GNMA buy-back option program. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$72	$663	$1,107	$1,842	$33,451	$35,293	$192
Years 2003 and 2004	142	2,472	1,529	4,143	61,395	65,538	-
Year 2005	80	982	1,151	2,213	31,291	33,504	-
Year 2006	227	970	1,227	2,424	46,102	48,526	-
Years 2007, 2008 and 2009	-	557	1,137	1,694	48,994	50,688	139
Years 2010, 2011, 2012, 2013	300	1,211	2,630	4,141	94,626	98,767	89
Years 2014, 2015, 2016, 2017 and 2018	-	493	208	701	139,022	139,723	-
	821	7,348	8,989	17,158	454,881	472,039	420
Non-traditional	-	-	1,072	1,072	8,868	9,940	-
Loss mitigation program	8,989	4,473	8,503	21,965	73,808	95,773	2,477
	9,810	11,821	18,564	40,195	537,557	577,752	2,897
Home equity secured personal loans	-	-	-	-	228	228	-
GNMA's buy-back option program	-	-	11,403	11,403	-	11,403	-
	9,810	11,821	29,967	51,598	537,785	589,383	2,897
Commercial
Commercial secured by real estate:
Corporate	-	-	7,264	7,264	235,585	242,849	-
Institutional	-	-	-	-	76,055	76,055	-
Middle market	-	-	5,084	5,084	199,798	204,882	-
Retail	2,954	466	2,503	5,923	218,702	224,625	-
Floor plan	-	-	-	-	3,136	3,136	-
Real estate	-	-	-	-	17,966	17,966	-
US Loan Program	-	-	-	-	16,782	16,782	-
	2,954	466	14,851	18,271	768,024	786,295	-
Other commercial and industrial:
Corporate	-	-	-	-	160,222	160,222	-
Institutional	-	-	-	-	153,981	153,981	-
Middle market	63	-	4,842	4,905	72,676	77,581	-
Retail	696	224	297	1,217	108,987	110,204	-
Floor plan	-	-	3	3	38,567	38,570	-
US Loan Program	-	-	-	-	246,776	246,776	-
	759	224	5,142	6,125	781,209	787,334	-
	3,713	690	19,993	24,396	1,549,233	1,573,629	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Consumer
Credit cards	$713	$356	$592	$1,661	$26,104	$27,765	$-
Overdrafts	38	-	-	38	406	444	-
Personal lines of credit	8	26	76	110	1,801	1,911	-
Personal loans	5,058	2,185	1,386	8,629	307,240	315,869	-
Cash collateral personal loans	147	19	306	472	15,897	16,369	-
	5,964	2,586	2,360	10,910	351,448	362,358	-
Auto and leasing	72,967	30,379	14,220	117,566	1,148,500	1,266,066	-
Total	$92,454	$45,476	$66,540	$204,470	$3,586,966	$3,791,436	$2,897

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Mortgage
Traditional (by origination year):
Up to the year 2002	$77	$1,516	$2,707	$4,300	$36,344	$40,644	$168
Years 2003 and 2004	91	2,412	5,632	8,135	67,707	75,842	-
Year 2005	-	552	3,531	4,083	35,004	39,087	-
Year 2006	255	1,693	5,074	7,022	49,213	56,235	-
Years 2007, 2008 and 2009	255	1,059	6,677	7,991	52,781	60,772	56
Years 2010, 2011, 2012, 2013	253	328	8,697	9,278	104,429	113,707	270
Years 2014, 2015, 2016 and 2017	-	483	1,462	1,945	139,500	141,445	-
	931	8,043	33,780	42,754	484,978	527,732	494
Non-traditional	-	116	3,085	3,201	11,072	14,273	-
Loss mitigation program	10,793	6,258	19,389	36,440	70,393	106,833	2,223
	11,724	14,417	56,254	82,395	566,443	648,838	2,717
Home equity secured personal loans	9	-	-	9	241	250	-
GNMA's buy-back option program	-	-	19,721	19,721	-	19,721	-
	11,733	14,417	75,975	102,125	566,684	668,809	2,717
Commercial
Commercial secured by real estate:
Corporate	-	-	-	-	289,052	289,052	-
Institutional	-	-	1,200	1,200	68,413	69,613	-
Middle market	-	1,430	5,202	6,632	200,831	207,463	-
Retail	1,641	463	8,570	10,674	210,251	220,925	-
Floor plan	-	-	-	-	4,184	4,184	-
Real estate	-	-	-	-	19,009	19,009	-
US Loan Program	-	-	-	-	3,189	3,189	-
	1,641	1,893	14,972	18,506	794,929	813,435	-
Other commercial and industrial:
Corporate	-	-	-	-	179,885	179,885	-
Institutional	-	-	-	-	156,410	156,410	-
Middle market	917	-	6,020	6,937	81,030	87,967	-
Retail	571	546	817	1,934	88,000	89,934	-
Floor plan	-	-	46	46	49,633	49,679	-
US Loan Program	-	-	-	-	220,278	220,278	-
	1,488	546	6,883	8,917	775,236	784,153	-
	3,129	2,439	21,855	27,423	1,570,165	1,597,588	-

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

At September 30, 2019, and December 31, 2018, Oriental had a carrying balance of $96.7 million and $91.4 million, respectively, in current status, in originated and other loans held for investment granted to the Puerto Rico government, including its instrumentalities, public corporations and municipalities, as part of the institutional commercial loan segment. All originated and other loans granted to the Puerto Rico government are general obligations of municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of the recorded investment in gross acquired BBVAPR loans accounted for under ASC 310-20 as of September 30, 2019 and December 31, 2018, by class of loans:

	September 30, 2019
							Loans 90+
							Days Past
							Due and
	30-59 Days	60-89 Days	90+ Days	Total Past			Still
	Past Due	Past Due	Past Due	Due	Current	Total Loans	Accruing
	(In thousands)
Commercial
Commercial secured by real estate
Retail	$-	$-	$-	$-	$-	$-	$-
Floor plan	-	-	787	787	33	820	-
	-	-	787	787	33	820	-
Other commercial and industrial
Retail	29	35	21	85	1,312	1,397	-
	29	35	21	85	1,312	1,397	-
	29	35	808	872	1,345	2,217	-
Consumer
Credit cards	501	258	195	954	18,467	19,421	-
Personal loans	29	22	10	61	1,979	2,040	-
	530	280	205	1,015	20,446	21,461	-
Auto	55	51	44	150	87	237	-
Total	$614	$366	$1,057	$2,037	$21,878	$23,915	$-

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

The carrying amount corresponding to acquired BBVAPR loans with deteriorated credit quality, including those accounted under ASC 310-30 by analogy, in the statements of financial condition at September 30, 2019 and  December 31, 2018 is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable:	$1,168,109	$1,304,545
Less: Non-accretable discount	347,726	345,423
Cash expected to be collected	820,383	959,122
Less: Accretable yield	221,172	269,510
Carrying amount, gross	599,211	689,612
Less: allowance for loan and lease losses	51,394	42,010
Carrying amount, net	$547,817	$647,602

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2019 and December 31, 2018, Oriental had $32.9 million and $44.5 million, respectively, in loans granted to Puerto Rico municipalities as part of its acquired BBVAPR loans accounted for under ASC 310-30. These loans are primarily secured municipal general obligations.

The following tables describe the accretable yield and non-accretable discount activity of acquired BBVAPR loans accounted for under ASC 310-30 for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended September 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$217,549	$34,638	$43	$288	$252,518
Accretion	(5,876)	(2,379)	(77)	(151)	(8,483)
Change in expected cash flows	-	3,995	5	151	4,151
Transfer (to) from non-accretable discount	(9,849)	(17,128)	57	(94)	(27,014)
Balance at end of period	$201,824	$19,126	$28	$194	$221,172

Non-Accretable Discount Activity:
Balance at beginning of period	$292,258	$10,904	$24,083	$18,810	$346,055
Change in actual and expected losses	(21,356)	(3,913)	44	(118)	(25,343)
Transfer from (to) accretable yield	9,849	17,128	(57)	94	27,014
Balance at end of period	$280,751	$24,119	$24,070	$18,786	$347,726

	Nine-Month Period Ended September 30, 2019
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$232,199	$36,508	$243	$560	$269,510
Accretion	(18,342)	(7,523)	(432)	(639)	(26,936)
Change in expected cash flows	-	8,635	16	639	9,290
Transfer (to) from non-accretable discount	(12,033)	(18,494)	201	(366)	(30,692)
Balance at end of period	$201,824	$19,126	$28	$194	$221,172

Non-Accretable Discount Activity:
Balance at beginning of period	$291,887	$10,346	$24,245	$18,945	$345,423
Change in actual and expected losses	(23,169)	(4,721)	26	(525)	(28,389)
Transfer from (to) accretable yield	12,033	18,494	(201)	366	30,692
Balance at end of period	$280,751	$24,119	$24,070	$18,786	$347,726

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$243,903	$42,521	$1,071	$497	$287,992
Accretion	(6,722)	(3,977)	(466)	(88)	(11,253)
Change in expected cash flows	-	1,334	3	25	1,362
Transfer from (to) non-accretable discount	1,456	(1,140)	3	(26)	293
Balance at end of period	$238,637	$38,738	$611	$408	$278,394

Non-Accretable Discount Activity:
Balance at beginning of period	$296,137	$11,143	$23,645	$19,332	$350,257
Change in actual and expected losses	(1,860)	(1,125)	181	13	(2,791)
Transfer (to) from accretable yield	(1,456)	1,140	(3)	26	(293)
Balance at end of period	$292,821	$11,158	$23,823	$19,371	$347,173

	Nine-Month Period Ended September 30, 2018
	Mortgage	Commercial	Auto	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$258,498	$46,764	$2,766	$885	$308,913
Accretion	(20,710)	(11,259)	(1,991)	(538)	(34,498)
Change in expected cash flows	-	7,265	829	156	8,250
Transfer from (to) non-accretable discount	849	(4,032)	(993)	(95)	(4,271)
Balance at end of period	$238,637	$38,738	$611	$408	$278,394

Non-Accretable Discount Activity:
Balance at beginning of period	$299,501	$10,596	$23,050	$19,284	$352,431
Change in actual and expected losses	(5,831)	(3,470)	(220)	(8)	(9,529)
Transfer (to) from accretable yield	(849)	4,032	993	95	4,271
Balance at end of period	$292,821	$11,158	$23,823	$19,371	$347,173

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired Eurobank Loans

The carrying amount of acquired Eurobank loans at September 30, 2019 and December 31, 2018 is as follows:

	September 30	December 31,
	2019	2018
	(In thousands)
Contractual required payments receivable	$139,119	$156,722
Less: Non-accretable discount	1,714	2,959
Cash expected to be collected	137,405	153,763
Less: Accretable yield	35,588	41,699
Carrying amount, gross	101,817	112,064
Less: Allowance for loan and lease losses	22,370	24,971
Carrying amount, net	$79,447	$87,093

The following tables describe the accretable yield and non-accretable discount activity of acquired Eurobank loans for the quarters and nine-months periods ended September 30, 2019 and 2018:

	Quarter Ended September 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$35,935	1,856	603	-	-	38,394
Accretion	(1,218)	(1,075)	-	3	(89)	(2,379)
Change in expected cash flows	1,917	550	-	(93)	132	2,506
Transfer (to) from non-accretable discount	(2,518)	(438)	(24)	90	(43)	(2,933)
Balance at end of period	$34,116	$893	$579	$-	$-	$35,588

Non-Accretable Discount Activity:
Balance at beginning of period	$79	-	1,602	-	118	1,799
Change in actual and expected losses	(2,597)	(438)	-	90	(73)	(3,018)
Transfer from (to) accretable yield	2,518	438	24	(90)	43	2,933
Balance at end of period	$-	$-	$1,626	$-	$88	$1,714

	Nine-Month Period Ended September 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$37,734	$3,310	$655	$-	$-	$41,699
Accretion	(3,849)	(3,439)	-	(12)	(152)	(7,452)
Change in expected cash flows	1,524	1,416	-	(134)	250	3,056
Transfer (to) from non-accretable discount	(1,293)	(394)	(76)	146	(98)	(1,715)
Balance at end of period	$34,116	$893	$579	$-	$-	$35,588

Non-Accretable Discount Activity:
Balance at beginning of period	$1,276	$-	$1,550	$-	$133	$2,959
Change in actual and expected losses	(2,569)	(394)	-	146	(143)	(2,960)
Transfer from (to) accretable yield	1,293	394	76	(146)	98	1,715
Balance at end of period	$-	$-	$1,626	$-	$88	$1,714

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$39,269	$4,585	$1,224	-	$-	$45,078
Accretion	(1,440)	(1,883)	-	(7)	(155)	(3,485)
Change in expected cash flows	6	2,063	-	(143)	283	2,209
Transfer from (to) non-accretable discount	188	(412)	(525)	150	(128)	(727)
Balance at end of period	$38,023	$4,353	$699	$-	$-	$43,075

Non-Accretable Discount Activity:
Balance at beginning of period	$2,638	$-	$981	$-	$200	$3,819
Change in actual and expected losses	63	(412)	-	150	(160)	(359)
Transfer (to) from accretable yield	(188)	412	525	(150)	128	727
Balance at end of period	$2,513	$-	$1,506	$-	$168	$4,187

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2018
	Loans Secured by 1-4 Family Residential Properties	Commercial	Construction & Development Secured by 1-4 Family Residential Properties	Leasing	Consumer	Total
	(In thousands)
Accretable Yield Activity:
Balance at beginning of period	$41,474	$6,751	$1,447	$-	$-	$49,672
Accretion	(4,583)	(5,195)	-	(45)	(369)	(10,192)
Change in expected cash flows	(974)	4,793	-	(317)	697	4,199
Transfer from (to) non-accretable discount	2,106	(1,996)	(748)	362	(328)	(604)
Balance at end of period	$38,023	$4,353	$699	$-	$-	$43,075

Non-Accretable Discount Activity:
Balance at beginning of period	$4,576	$276	$758	$-	$235	$5,845
Change in actual and expected losses	43	(2,272)	-	362	(395)	(2,262)
Transfer (to) from accretable yield	(2,106)	1,996	748	(362)	328	604
Balance at end of period	$2,513	$-	$1,506	$-	$168	$4,187

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-accrual Loans

The following table presents the recorded investment in loans in non-accrual status by class of loans as of September 30, 2019 and December 31, 2018:

	September 30,	December 31
	2019	2018
	(In thousands)
Originated and other loans and leases held for investment
Mortgage
Traditional (by origination year):
Up to the year 2002	$916	$2,538
Years 2003 and 2004	1,529	5,818
Year 2005	1,151	3,600
Year 2006	1,227	5,140
Years 2007, 2008 and 2009	1,075	6,697
Years 2010, 2011, 2012, 2013	2,540	8,427
Years 2014, 2015, 2016, 2017 and 2018	208	1,462
	8,646	33,682
Non-traditional	1,072	3,085
Loss mitigation program	7,995	22,107
	17,713	58,874
Commercial
Commercial secured by real estate
Corporate	7,264	-
Institutional	9,295	9,911
Middle market	5,860	7,266
Retail	7,824	16,123
	30,243	33,300
Other commercial and industrial
Middle market	4,841	6,481
Retail	514	2,629
Floor plan	3	46
	5,358	9,156
	35,601	42,456
Consumer
Credit cards	592	411
Overdrafts	-	-
Personal lines of credit	82	31
Personal loans	3,027	2,909
Cash collateral personal loans	307	3
	4,008	3,354
Auto and leasing	15,019	13,494
Total non-accrual originated loans	$72,341	$118,178

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2019	2018
	(In thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Commercial
Commercial secured by real estate
Retail	$-	$54
Floor plan	787	888
	787	942
Other commercial and industrial
Retail	21	8
	808	950
Consumer
Credit cards	195	380
Personal loans	10	18
	205	398
Auto	44	200
Total non-accrual acquired BBVAPR loans accounted for under ASC 310-20	1,057	1,548
Total non-accrual loans	$73,398	$119,726

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

At September 30, 2019 and December 31, 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-accrual loans amounted to $103.8 million and $112.9 million, respectively, as they are performing under their new terms.

At September 30, 2019 and December 31, 2018, loans that are current in their monthly payments, but placed in non-accrual due to credit deterioration amounted to $16.6 million and $21.2 million, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impaired Loans

Oriental evaluates all loans, some individually and others as homogeneous groups, for purposes of determining impairment. The total investment in impaired commercial loans that were individually evaluated for impairment was $59.5 million and $82.0 million at September 30, 2019 and December 31, 2018, respectively. The impairments on these commercial loans were measured based on the fair value of collateral or the present value of cash flows, including those identified as troubled-debt restructurings. The allowance for loan and lease losses for these impaired commercial loans amounted to $4.9 million and $8.4 million at September 30, 2019 and December 31, 2018, respectively. The total investment in impaired mortgage loans that were individually evaluated for impairment was $71.7 million and $84.2 million at September 30, 2019 and December 31, 2018, respectively. Impairment on mortgage loans assessed as troubled-debt restructurings was measured using the present value of cash flows. The allowance for loan losses for these impaired mortgage loans amounted to $6.8 million and $10.2 million at September 30, 2019 and December 31, 2018, respectively.

Originated and Other Loans and Leases Held for Investment

Oriental’s recorded investment in commercial and mortgage loans categorized as originated and other loans and leases held for investment that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$34,590	$30,813	$4,849	16%
Residential impaired and troubled-debt restructuring	78,836	71,658	6,816	10%
Impaired loans with no specific allowance:
Commercial	36,139	28,016	N/A	0%
Total investment in impaired loans	$149,565	$130,487	$11,665	9%

	December 31, 2018
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance:
Commercial	$54,636	$49,092	$8,434	17%
Residential impaired and troubled-debt restructuring	95,659	84,174	10,186	12%
Impaired loans with no specific allowance
Commercial	38,241	32,137	N/A	0%
Total investment in impaired loans	$188,536	$165,403	$18,620	11%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Acquired BBVAPR Loans Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

Oriental’s recorded investment in acquired BBVAPR commercial loans accounted for under ASC 310-20 that were individually evaluated for impairment and the related allowance for loan and lease losses at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
	Unpaid	Recorded	Related
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$678	$19	3%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$678	$19	3%

	December 31, 2018
	Unpaid	Recorded	Specific
	Principal	Investment	Allowance	Coverage
	(In thousands)
Impaired loans with specific allowance
Commercial	$926	$747	$14	2%
Impaired loans with no specific allowance
Commercial	$-	$-	N/A	0%
Total investment in impaired loans	$926	$747	$14	2%

Acquired BBVAPR Loans Accounted for under ASC 310-30 (including those accounted for under ASC 310-30 by analogy)

Oriental’s recorded investment in acquired BBVAPR loan pools accounted for under ASC 310-30 that have recorded impairments and their related allowance for loan and lease losses at September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Mortgage	$433,079	$439,676	$20,458	5%
Commercial	105,331	103,667	28,647	28%
Auto	5,347	3,882	2,289	59%
Total investment in impaired loan pools	$543,757	$547,225	$51,394	9%

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

 Acquired Eurobank Loans

Oriental’s recorded investment in acquired Eurobank loan pools that have recorded impairments and their related allowance for loan and lease losses as of September 30, 2019 and December 31, 2018 are as follows:

	September 30, 2019
				Coverage
	Unpaid	Recorded		to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance:
Loans secured by 1-4 family residential properties	$57,217	$52,677	$13,809	26%
Commercial	36,094	38,383	8,561	22%
Total investment in impaired loan pools	$93,311	$91,060	$22,370	25%

	December 31, 2018
				Coverage
	Unpaid	Recorded	Specific	to Recorded
	Principal	Investment	Allowance	Investment
	(In thousands)
Impaired loan pools with specific allowance
Loans secured by 1-4 family residential properties	$70,153	$63,406	$15,382	24%
Commercial	47,342	47,820	9,585	20%
Consumer	15	4	4	100%
Total investment in impaired loan pools	$117,510	$111,230	$24,971	22%

The tables above only present information with respect to acquired Eurobank loan pools accounted for under ASC 310-30 if there is a recorded impairment to such loan pools and a specific allowance for loan losses.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the interest recognized in commercial and mortgage loans that were individually evaluated for impairment, which excludes loans accounted for under ASC 310-30, for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended September 30,
	2019		2018
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$131	$37,855	$150	$35,765
Residential troubled-debt restructuring	713	78,370	695	84,787
Impaired loans with no specific allowance
Commercial	305	30,673	271	31,315
	1,149	146,898	1,116	151,867
Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	-	678	-	747
Total interest income from impaired loans	$1,149	$147,576	$1,116	$152,614

	Nine-Month Period Ended September 30,
	2019		2018
	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
	(In thousands)
Originated and other loans held for investment:
Impaired loans with specific allowance
Commercial	$394	$47,379	$432	$44,691
Residential troubled-debt restructuring	2,080	81,741	2,028	84,671
Impaired loans with no specific allowance
Commercial	896	31,640	812	23,736
Total interest income from impaired loans	$3,370	$160,760	$3,272	$153,098

Acquired loans accounted for under ASC 310-20:
Impaired loans with specific allowance
Commercial	$-	$708	$-	$747
Impaired loans with no specific allowance
Total interest income from impaired loans	$3,370	$161,468	$3,272	$153,845

Modifications

The following tables present the troubled-debt restructurings in all loan portfolios during the quarters and nine-month periods ended September 30, 2019 and 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	21	$2,446	5.97%	358	$2,307	5.25%	345
Commercial	1	81	8.50%	60	81	8.50%	95
Consumer	124	1,818	16.50%	65	1,776	11.68%	75
Auto	8	112	6.96%	71	112	8.60%	43

	Nine-Month Period Ended September 30, 2019
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	109	$13,940	5.91%	383	$12,893	5.14%	346
Commercial	3	1,245	7.12%	55	1,245	5.96%	86
Consumer	265	3,833	15.92%	66	3,825	11.69%	75
Auto	21	305	7.35%	70	313	8.97%	45

	Quarter Ended September 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	21	$2,621	5.42%	373	$2,579	4.19%	344
Commercial	5	3,007	5.79%	71	3,002	5.10%	83
Consumer	52	758	15.06%	66	765	12.04%	73
Auto	2	40	10.28%	37	40	10.28%	37

	Nine-Month Period Ended September 30, 2018
	Number of contracts	Pre-Modification Outstanding Recorded Investment	Pre-Modification Weighted Average Rate	Pre-Modification Weighted Average Term (in Months)	Post-Modification Outstanding Recorded Investment	Post-Modification Weighted Average Rate	Post-Modification Weighted Average Term (in Months)
	(Dollars in thousands)
Mortgage	104	$14,087	5.61%	382	$13,597	4.82%	344
Commercial	13	10,341	5.50%	53	10,332	5.74%	60
Consumer	101	1,469	15.58%	59	1,477	11.51%	72
Auto	2	40	10.28%	37	40	10.28%	37

The following table presents troubled-debt restructurings for which there was a payment default during the twelve-month periods ended September 30, 2019 and 2018:

	Twelve month Period Ended September 30,
	2019		2018
	Number of Contracts	Recorded Investment	Number of Contracts	Recorded Investment
	(Dollars in thousands)
Mortgage	32	$4,065	19	$2,756
Commercial	2	$350	2	$281
Consumer	61	$710	11	$107
Auto	3	$51	-	$-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2019 and December 31, 2018, and based on the most recent analysis performed, the risk category of gross originated and other loans and BBVAPR acquired loans accounted for under ASC 310-20 subject to risk rating by class of loans is as follows:

	September 30, 2019
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$242,849	$218,501	$17,084	$7,264	$-	$-
Institutional	76,055	66,405	355	9,295	-	-
Middle market	204,882	157,063	27,901	19,918	-	-
Retail	224,625	209,961	3,777	10,887	-	-
Floor plan	3,136	3,136	-	-	-	-
Real estate	17,966	17,966	-	-	-	-
US Loan Program	16,782	16,782	-	-	-	-
	786,295	689,814	49,117	47,364	-	-
Other commercial and industrial:
Corporate	160,222	157,655	2,567	-	-	-
Institutional	153,981	153,981	-	-	-	-
Middle market	77,581	69,263	2,706	5,612	-	-
Retail	110,204	109,689	96	419	-	-
Floor plan	38,570	36,440	2,127	3	-	-
US Loan Program	246,776	246,776	-	-	-	-
	787,334	773,804	7,496	6,034	-	-
Total	1,573,629	1,463,618	56,613	53,398	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	-	-	-	-	-	-
Floor plan	820	33	-	787	-	-
	820	33	-	787	-	-
Other commercial and industrial:
Retail	1,397	1,397	-	-	-	-
Floor plan	-	-	-	-	-	-
	1,397	1,397	-	-	-	-
Total	2,217	1,430	-	787	-	-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2019
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Retail - originated and other loans held for investment
Mortgage:
Traditional	472,039	463,050	-	8,989	-	-
Non-traditional	9,940	8,868	-	1,072	-	-
Loss mitigation program	95,773	87,270	-	8,503	-	-
Home equity secured personal loans	228	228	-	-	-	-
GNMA's buy-back option program	11,403	-	-	11,403	-	-
	589,383	559,416	-	29,967	-	-

Consumer:
Credit cards	27,765	27,173	-	592	-	-
Overdrafts	444	406	-	38	-	-
Unsecured personal lines of credit	1,911	1,834	-	77	-	-
Unsecured personal loans	315,869	314,484	-	1,385	-	-
Cash collateral personal loans	16,369	16,063	-	306	-	-
	362,358	359,960	-	2,398	-	-
Auto and Leasing	1,266,066	1,251,845	-	14,221	-	-
Total	2,217,807	2,171,221	-	46,586	-	-

Retail - acquired loans (accounted for under ASC 310-20)
Consumer:
Credit cards	19,421	19,226	-	195	-	-
Personal loans	2,040	2,030	-	10	-	-
	21,461	21,256	-	205	-	-
Auto	237	194	-	43	-	-
	21,698	21,450	-	248	-	-
	$3,815,351	$3,657,719	$56,613	$101,019	$-	$-

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Risk Ratings

	Balance		Special
	Outstanding	Pass	Mention	Substandard	Doubtful	Loss
	(In thousands)
Commercial - originated and other loans held for investment
Commercial secured by real estate:
Corporate	$289,052	$246,711	$26,544	$15,797	$-	$-
Institutional	69,613	59,509	-	10,104	-	-
Middle market	207,463	151,638	32,638	23,187	-	-
Retail	220,925	195,213	3,996	21,716	-	-
Floor plan	4,184	2,890	-	1,294	-	-
Real estate	19,009	19,009	-	-	-	-
US Loan Program	3,189	3,189	-	-	-	-
	813,435	678,159	63,178	72,098	-	-
Other commercial and industrial:
Corporate	179,885	154,629	25,256	-	-	-
Institutional	156,410	156,410	-	-	-	-
Middle market	87,967	63,876	13,737	10,354	-	-
Retail	89,934	86,882	318	2,734	-	-
Floor plan	49,679	47,092	2,541	46	-	-
US Loan Program	220,278	220,278	-	-	-	-
	784,153	729,167	41,852	13,134	-	-
Total	1,597,588	1,407,326	105,030	85,232	-	-

Commercial - acquired loans (under ASC 310-20)
Commercial secured by real estate:
Retail	54	-	-	54	-	-
Floor plan	982	94	-	888	-	-
	1,036	94	-	942	-	-
Other commercial and industrial:
Retail	1,510	1,510	-	-	-	-
Floor plan	-	-	-	-	-	-
	1,510	1,510	-	-	-	-
Total	2,546	1,604	-	942	-	-

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 6 – ALLOWANCE FOR LOAN AND LEASE LOSSES

The composition of Oriental’s allowance for loan and lease losses at September 30, 2019 and December 31, 2018 was as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Allowance for loans and lease losses:
Originated and other loans and leases held for investment:
Mortgage	$8,391	$19,783
Commercial	22,323	30,326
Consumer	15,328	15,571
Auto and leasing	33,047	29,508
Total allowance for originated and other loans and lease losses	79,089	95,188

Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	20	22
Consumer	1,448	1,905
Auto	22	135
	1,490	2,062
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	20,458	15,225
Commercial	28,647	20,641
Auto	2,289	6,144
	51,394	42,010
Total allowance for acquired BBVAPR loans and lease losses	52,884	44,072
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	13,809	15,382
Commercial	8,561	9,585
Consumer	-	4
Total allowance for acquired Eurobank loan and lease losses	22,370	24,971
Total allowance for loan and lease losses	$154,343	$164,231

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

Allowance for Originated and Other Loan and Lease Losses Held for Investment

During the quarter ended September 30, 2019, Oriental transferred to held-for-sale $25.9 million of mostly non-performing loans, increasing the provision by $15.9 million.

The following tables present the activity in our allowance for loan and lease losses and the related recorded investment of the originated and other loans held for investment portfolio by segment for the periods indicated:

	Quarter Ended September 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$15,361	$29,234	$15,831	$29,526	$89,952
Charge-offs	(16,299)	(8,402)	(5,046)	(12,331)	(42,078)
Recoveries	493	174	1,260	5,724	7,651
Provision for loan and lease losses	8,836	1,317	3,283	10,128	23,564
Balance at end of period	$8,391	$22,323	$15,328	$33,047	$79,089

	Nine-Month Period Ended September 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,783	$30,326	$15,571	$29,508	$95,188
Charge-offs	(17,490)	(11,634)	(14,005)	(34,374)	(77,503)
Recoveries	1,096	497	1,850	14,583	18,026
Provision for loan and lease losses	5,002	3,134	11,912	23,330	43,378
Balance at end of period	$8,391	$22,323	$15,328	$33,047	$79,089

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2019
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$6,816	$4,849	$-	$-	$11,665
Collectively evaluated for impairment	1,575	17,474	15,328	33,047	67,424
Total ending allowance balance	$8,391	$22,323	$15,328	$33,047	$79,089
Loans:
Individually evaluated for impairment	$71,658	$58,829	$-	$-	$130,487
Collectively evaluated for impairment	517,725	1,514,800	362,358	1,266,066	3,660,949
Total ending loan balance	$589,383	$1,573,629	$362,358	$1,266,066	$3,791,436

	Quarter Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$19,323	$31,480	$16,192	$27,223	$94,218
Charge-offs	(1,429)	(3,249)	(4,591)	(9,111)	(18,380)
Recoveries	139	119	278	5,442	5,978
Provision for originated and other loan and lease losses	1,512	4,141	3,836	3,931	13,420
Balance at end of period	$19,545	$32,491	$15,715	$27,485	$95,236

	Nine-Month Period Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses for originated and other loans:
Balance at beginning of period	$20,439	$30,258	$16,454	$25,567	$92,718
Charge-offs	(3,727)	(6,396)	(13,438)	(31,842)	(55,403)
Recoveries	919	528	757	14,498	16,702
Provision for originated and other loan and lease losses	1,914	8,101	11,942	19,262	41,219
Balance at end of period	$19,545	$32,491	$15,715	$27,485	$95,236

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2018
	Mortgage	Commercial	Consumer	Auto and Leasing	Total
	(In thousands)
Allowance for loan and lease losses on originated and other loans:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$10,186	$8,434	$-	$-	$18,620
Collectively evaluated for impairment	9,597	21,892	15,571	29,508	76,568
Total ending allowance balance	$19,783	$30,326	$15,571	$29,508	$95,188
Loans:
Individually evaluated for impairment	$84,174	$81,229	$-	$-	$165,403
Collectively evaluated for impairment	584,635	1,516,359	348,980	1,129,695	3,579,669
Total ending loan balance	$668,809	$1,597,588	$348,980	$1,129,695	$3,745,072

Allowance for BBVAPR Acquired Loan Losses

Loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)

The following tables present the activity in our allowance for loan losses and related recorded investment of the associated loans in our BBVAPR acquired loan portfolio accounted for under ASC 310-20, for the periods indicated:

	Quarter Ended September 30, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$31	$1,617	$37	$1,685
Charge-offs	(19)	(270)	(52)	(341)
Recoveries	1	203	78	282
(Recapture) provision for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	7	(102)	(41)	(136)
Balance at end of period	$20	$1,448	$22	$1,490

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$22	$1,905	$135	$2,062
Charge-offs	(99)	(1,143)	(193)	(1,435)
Recoveries	6	321	239	566
Provision (recapture) for acquired BBVAPR loan and lease losses accounted for under ASC 310-20	91	365	(159)	297
Balance at end of period	$20	$1,448	$22	$1,490

	September 30, 2019
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$19	$-	$-	$19
Collectively evaluated for impairment	1	1,448	22	1,471
Total ending allowance balance	$20	$1,448	$22	$1,490
Loans:
Individually evaluated for impairment	$678	$-	$-	$678
Collectively evaluated for impairment	1,539	21,461	237	23,237
Total ending loan balance	$2,217	$21,461	$237	$23,915

	Quarter Ended September 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$86	$2,357	$283	$2,726
Charge-offs	(1)	(638)	(72)	(711)
Recoveries	3	95	169	267
(Recapture) provision for acquired loan and lease losses accounted for under ASC 310-20	(71)	326	(187)	68
Balance at end of period	$17	$2,140	$193	$2,350

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Nine-Month Period Ended September 30, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Balance at beginning of period	$42	$3,225	$595	$3,862
Charge-offs	(6)	(2,080)	(285)	(2,371)
Recoveries	18	243	641	902
(Recapture) provision for acquired loan and lease losses accounted for under ASC 310-20	(37)	752	(758)	(43)
Balance at end of period	$17	$2,140	$193	$2,350

	December 31, 2018
	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-20:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$14	$-	$-	$14
Collectively evaluated for impairment	8	1,905	135	2,048
Total ending allowance balance	$22	$1,905	$135	$2,062
Loans:
Individually evaluated for impairment	$747	$-	$-	$747
Collectively evaluated for impairment	1,799	23,988	4,435	30,222
Total ending loan balance	$2,546	$23,988	$4,435	$30,969

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

During the second and third quarter of 2019, Oriental decided to sell mostly non-performing loans increasing the provision of acquired BBVAPR loans accounted under ASC 310-30 by $20.8 million and $8.7 million, respectively.

The following tables present the activity in our allowance for loan losses and related recorded investment of the acquired BBVAPR loan portfolio accounted for under ASC 310-30 for the periods indicated:

	Quarter Ended September 30, 2019
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$25,208	$17,083	$-	$3,136	45,427
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	7,953	11,714	-	(396)	19,271
Allowance de-recognition	(12,703)	(150)	-	(451)	(13,304)
Balance at end of period	$20,458	$28,647	$-	$2,289	51,394

	Nine-Month Period Ended September 30, 2019
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$15,225	$20,641	$-	$6,144	42,010
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	18,077	12,485	-	(2,710)	27,852
Allowance de-recogntion	(12,844)	(4,479)	-	(1,145)	(18,468)
Balance at end of period	$20,458	$28,647	$-	$2,289	51,394

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,567	$23,019	$18	$6,572	$44,176
Provision for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	746	61	-	-	807
Allowance de-recognition	(55)	(824)	-	(229)	(1,108)
Balance at end of period	$15,258	$22,256	$18	$6,343	$43,875

	Nine-Month Period Ended September 30, 2018
	Mortgage	Commercial	Consumer	Auto	Total
	(In thousands)
Allowance for loan and lease losses for acquired BBVAPR loans accounted for under ASC 310-30:
Balance at beginning of period	$14,085	$23,691	$18	$7,961	$45,755
Provision (recapture) for acquired BBVAPR loans and lease losses accounted for under ASC 310-30	1,296	2,119	-	(887)	2,528
Allowance de-recognition	(123)	(3,554)	-	(731)	(4,408)
Balance at end of period	$15,258	$22,256	$18	$6,343	$43,875

Allowance for Acquired Eurobank Loan Losses

The changes in the allowance for loan and lease losses on acquired Eurobank loans for the quarters and nine-month periods ended September 30, 2019 and 2018 were as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$17,213	$8,365	$-	$25,578
Provision for loan and lease losses, net	953	118	-	1,071
Allowance de-recognition	(4,357)	$78	$-	(4,279)
Balance at end of period	$13,809	$8,561	$-	$22,370

	Nine-Month Period Ended September 30, 2019
	Loans Secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,382	$9,585	$4	$24,971
Provision (recapture) for loan and lease losses, net	3,253	(1,056)	-	2,197
Allowance de-recognition	(4,826)	32	(4)	(4,798)
Balance at end of period	$13,809	$8,561	$-	$22,370

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for acquired Eurobank loans:
Balance at beginning of period	$15,170	$9,140	$4	$24,314
Provision (recapture) for acquired Eurobank loan and lease losses, net	231	75	-	306
Allowance de-recognition	(246)	(93)	-	(339)
Balance at end of period	$15,155	$9,122	$4	$24,281

	Nine-Month Period Ended September 30, 2018
	Loans secured by 1-4 Family Residential Properties	Commercial	Consumer	Total
	(In thousands)
Allowance for loan and lease losses for Eurobank loans:
Balance at beginning of period	$15,187	$9,983	$4	$25,174
Provision (recapture) for acquired Eurobank loan and lease losses, net	1,015	95	-	1,110
Allowance de-recognition	(1,047)	(956)	-	(2,003)
Balance at end of period	$15,155	$9,122	$4	$24,281

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 7 —  FORECLOSED REAL ESTATE

The following tables present the activity related to foreclosed real estate for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended September 30, 2019
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$10,953	$11,240	$7,316	$29,509
Decline in value	(526)	(334)	(233)	(1,093)
Additions	2,501	1,472	599	4,572
Sales	(1,718)	(2,644)	(1,674)	(6,036)
Balance at end of period	$11,210	$9,734	$6,008	$26,952

	Nine-Month Period Ended September 30, 2019
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of period	$9,571	$14,617	9,580	$33,768
Decline in value	(1,116)	(2,123)	(1,177)	(4,416)
Additions	7,319	4,203	1,346	12,868
Sales	(4,564)	(6,963)	(3,741)	(15,268)
Balance at end of period	$11,210	$9,734	$6,008	$26,952

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$12,186	$17,492	$10,873	$40,551
Decline in value	(359)	(244)	(302)	(905)
Additions	1,547	2,476	928	4,951
Sales	(3,080)	(2,680)	(969)	(6,729)
Balance at end of year	$10,294	$17,044	$10,530	$37,868

	Nine-Month Period Ended September 30, 2018
	Originated and other loans and leases held for investment	Acquired BBVAPR loans	Acquired Eurobank loans	Total
	(In thousands)

Balance at beginning of year	$14,283	$18,347	$11,544	$44,174
Decline in value	(1,017)	(1,758)	(1,054)	(3,829)
Additions	4,816	7,401	2,868	15,085
Sales	(7,788)	(6,946)	(2,828)	(17,562)
Balance at end of year	$10,294	$17,044	$10,530	$37,868

NOTE 8 —  DERIVATIVES

The following table presents Oriental’s derivative assets and liabilities at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands)
Derivative assets:
Interest rate swaps designated as cash flow hedges	$-	$14
Interest rate swaps not designated as hedges	-	126
Interest rate caps	13	207
	$13	$347
Derivative liabilities:
Interest rate swaps designated as cash flow hedges	$1,146	$-
Interest rate swaps not designated as hedges	-	126
Interest rate caps	13	207
	$1,159	$333

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table shows a summary of these swaps and their terms at September 30, 2019:

	Notional	Fixed	Variable	Trade	Settlement	Maturity
Type	Amount	Rate	Rate Index	Date	Date	Date
	(In thousands)
Interest Rate Swaps	$32,367	2.4210%	1-Month LIBOR	07/03/13	07/03/13	08/01/23
	$32,367

An accumulated unrealized loss of $1.1 million and a gain of $14 thousand were recognized in accumulated other comprehensive income related to the valuation of these swaps at September 30, 2019 and December 31, 2018, respectively, and the related asset or liability is being reflected in the consolidated statements of financial condition.

At December 31, 2018, interest rate swaps not designated as hedging instruments that were offered to clients represented an asset of $126 thousand and were included as part of derivative assets in the consolidated statements of financial position. The credit risk to these clients stemming from these derivatives, if any, is not material. At December 31, 2018, interest rate swaps not designated as hedging instruments that are the mirror-images of the derivatives offered to clients represented a liability of $126 thousand and were included as part of derivative liabilities in the consolidated statements of financial condition. No interest rate swaps were offered to clients at September 30, 2019.

Interest Rate Caps

Oriental has entered into interest rate cap transactions with various clients with floating-rate debt who wish to protect their financial results against increases in interest rates. In these cases, Oriental simultaneously enters into mirror-image interest rate cap transactions with financial counterparties. None of these cap transactions qualify for hedge accounting, and therefore, they are marked to market through earnings. As of September 30, 2019 and December 31, 2018, the outstanding total notional amount of interest rate caps was $41.8 million and $150.9 million, respectively. At September 30, 2019 and December 31, 2018, the interest rate caps sold to clients represented a liability of $13 thousand and $207 thousand, respectively, and were included as part of derivative liabilities in the consolidated statements of financial condition. At September 30, 2019 and December 31, 2018, the interest rate caps purchased as mirror-images represented an asset of $13 thousand and $207 thousand, respectively, and were included as part of derivative assets in the consolidated statements of financial condition.

NOTE 9 — ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS

Accrued interest receivable at September 30, 2019 and December 31, 2018 consists of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Loans, excluding acquired loans	$28,890	$30,409
Investments	1,580	3,845
	$30,470	$34,254

Other assets at September 30, 2019 and December 31, 2018 consist of the following:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30,	December 31,
	2019	2018
	(In thousands)
Prepaid expenses	$14,083	$9,788
Other repossessed assets	3,537	2,986
Core deposit and customer relationship intangibles	2,491	3,369
Tax credits	277	2,277
Investment in Statutory Trust	1,083	1,083
Accounts receivable and other assets	35,140	37,842
	$56,611	$57,345

Prepaid expenses amounting to $14.1 million and $9.8 million at September 30, 2019 and December 31, 2018, respectively, include prepaid municipal, property and income taxes aggregating to $7.4 million and $5.5 million, respectively.

Other repossessed assets totaled $3.5 million and $3.0 million at September 30, 2019 and December 31, 2018, respectively, that consist mainly of repossessed automobiles, which are recorded at their net realizable value.

In connection with the FDIC-assisted acquisition and the BBVAPR Acquisition, Oriental recorded a core deposit intangible representing the value of checking and savings deposits acquired. At September 30, 2019 and December 31, 2018 this core deposit intangible amounted to $1.9 million and $2.5 million, respectively. In addition, Oriental recorded a customer relationship intangible representing the value of customer relationships acquired with the acquisition of the securities broker-dealer and insurance agency in the BBVAPR Acquisition. At September 30, 2019 and December 31, 2018, this customer relationship intangible amounted to $612 thousand and $888 thousand, respectively.

At September 30, 2019 and December 31, 2018, tax credits for Oriental totaled $277 thousand and $2.3 million, respectively. These tax credits do not have an expiration date.

NOTE 10—  DEPOSITS AND RELATED INTEREST

Total deposits, including related accrued interest payable, as of September 30, 2019 and December 31, 2018 consist of the following:

	September 30,	December 31,
	2019	2018
	(In thousands)
Non-interest bearing demand deposits	$1,100,235	$1,105,324
Interest-bearing savings and demand deposits	2,334,591	2,274,423
Retail certificates of deposit	933,308	805,712
Institutional certificates of deposit	221,562	197,559
Total core deposits	4,589,696	4,383,018
Brokered deposits	288,362	525,097
Total deposits	$4,878,058	$4,908,115

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Brokered deposits include $269.3 million in certificates of deposits and $19.1 million in money market accounts at September 30, 2019, and $500.8 million in certificates of deposits and $24.3 million in money market accounts at December 31, 2018. As part of the sale $672.1 million available-for-sale mortgage-backed securities during the nine-month period ended September 30, 2019, Oriental reduced $62.8 million brokered deposits.

The weighted average interest rate of Oriental’s deposits was 0.84% and 0.67%, respectively, at September 30, 2019 and December 31, 2018. Interest expense for the quarters and nine-month periods ended September 30, 2019 and 2018 was as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Demand and savings deposits	$3,949	$3,157	$11,308	$8,924
Certificates of deposit	6,605	5,448	18,286	14,630
	$10,554	$8,605	$29,594	$23,554

At September 30, 2019 and December 31, 2018, time deposits in denominations of $250 thousand or higher, excluding accrued interest and unamortized discounts, amounted to $410.5 million and $346.0 million, respectively. Such amounts include public funds time deposits from various Puerto Rico government municipalities, agencies and corporations of $5.0 million and $19.6 million at a weighted average rate of 150.0% and 116.4% at September 30, 2019 and December 31, 2018, respectively.

At September 30, 2019 and December 31, 2018, total public fund deposits from various Puerto Rico government municipalities, agencies and corporations amounted to $250.1 million and $207.4 million, respectively. These public funds were collateralized with commercial loans and securities amounting to $295.0 million and $281.2 million at September 30, 2019 and December 31, 2018, respectively.

Excluding accrued interest of approximately $1.8 million, the scheduled maturities of certificates of deposit at September 30, 2019 and December 31, 2018 are as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Within one year:
Three (3) months or less	$221,701	$305,088
Over 3 months through 1 year	530,791	545,363
	752,492	850,451
Over 1 through 2 years	504,671	484,197
Over 2 through 3 years	89,787	89,340
Over 3 through 4 years	40,926	34,018
Over 4 through 5 years	34,496	42,998
	$1,422,372	$1,501,004

The table of scheduled maturities of certificates of deposits above includes brokered-deposits and individual retirement accounts.

The aggregate amount of overdrafts in demand deposit accounts that were reclassified to loans amounted to $1.2 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 11—  BORROWINGS AND RELATED INTEREST

     Securities Sold under Agreements to Repurchase

At September 30, 2019, securities underlying agreements to repurchase were delivered to, and are being held by, the counterparties with whom the repurchase agreements were transacted.  The counterparties have agreed to resell to Oriental the same or similar securities at the maturity of these agreements.  The purpose of these transactions is to provide financing for Oriental’s securities portfolio.

The following table shows Oriental’s repurchase agreements, excluding accrued interest in the amount of $261 thousand and $785 thousand at September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate repurchase agreements (December 31, 2018; 2.45% to 2.95%)	$-	$214,723
Long-term fixed-rate repurchase agreements, interest ranging from 1.85% to 2.86% (December 31, 2018; 1.72% to 2.86%)	190,000	240,000
Total assets sold under agreements to repurchase	$190,000	$454,723

Repurchase agreements mature as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Less than 90 days	$-	$214,723
Over 90-days	190,000	240,000
Total	$190,000	$454,723

During the nine-month period ended September 30, 2019, Oriental sold $672.1 million available-for-sale mortgage-backed securities.  As a result of such sales, Oriental terminated before maturity $191.2 million securities sold under agreements to repurchase, at a cost of $7 thousand, included in the statement of operations of the financial statements. Also, $73.7 million of repurchase agreements matured and were not renewed.This sale provided opportunity to further reduce wholesale funding outstanding balances.

The following securities were sold under agreements to repurchase:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	September 30, 2019
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$206,567	$190,000	$205,662	2.98%
Total	$206,567	$190,000	$205,662	2.98%

	December 31, 2018
	Amortized		Approximate	Weighted
	Cost of		Fair Value	Average
	Underlying	Balance of	of Underlying	Interest Rate
Underlying Securities	Securities	Borrowing	Securities	of Security
	(Dollars in thousands)
FNMA and FHLMC Certificates	$496,814	$454,723	$487,181	3.01%
Total	$496,814	$454,723	$487,181	3.01%

Advances from the Federal Home Loan Bank of New York

Advances are received from the FHLB-NY under an agreement whereby Oriental is required to maintain a minimum amount of qualifying collateral with a fair value of at least 110% of the outstanding advances. At September 30, 2019 and December 31, 2018, these advances were secured by mortgage and commercial loans amounting to $823.1 million and $847.3 million, respectively. Also, at September 30, 2019 and December 31, 2018, Oriental had an additional borrowing capacity with the FHLB-NY of $744.2 million and $762.0 million, respectively. At September 30, 2019 and December 31, 2018, the weighted average remaining maturity of FHLB’s advances was 24.4 months and 26.6 months, respectively. The original terms of these advances range between one day and seven years, and the FHLB-NY does not have the right to exercise put options at par on any advances outstanding as of September 30, 2019.

The following table shows a summary of the advances and their terms, excluding accrued interest in the amount of $170 thousand and $176 thousand, at September 30, 2019 and December 31, 2018, respectively:

	September 30,	December 31,
	2019	2018
	(In thousands)
Short-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.28% (December 31, 2018 - 2.61%)	$32,367	$33,572
Long-term fixed-rate advances from FHLB, with a weighted average interest rate of 2.97% (December 31, 2018 - 2.89%)	46,515	43,872
	$78,882	$77,444

Advances from FHLB mature as follows:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

September 30,
2019
(In thousands)
Under 90 days	$32,367
Over one to three years	8,605
Over three to five years	33,520
Over five years	4,390
$78,882

All of the advances referred to above with maturity dates up to the date of this report were renewed as one-month short-term advances.

Subordinated Capital Notes

Subordinated capital notes amounted to $36.1 million at September 30, 2019 and December 31, 2018.

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

The following table presents the potential effect of rights of set-off associated with Oriental’s recognized financial assets and liabilities at September 30, 2019 and December 31, 2018:

September 30, 2019
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net Amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$13	$-	$13	$-	$-	$13

December 31, 2018
Gross Amounts Not Offset in the Statement of Financial Condition
		Gross Amounts	Net amount of
		Offset in the	Assets Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Assets	Condition	Condition	Instruments	Received	Amount
(In thousands)
Derivatives	$347	$-	$347	$2,037	$-	$(1,690)

September 30, 2019
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$1,159	$-	$1,159	$-	$-	$1,159
Securities sold under agreements to repurchase	190,000	-	190,000	205,662	-	(15,662)
Total	$191,159	$-	$191,159	$205,662	$-	$(14,503)

December 31, 2018
				Gross Amounts Not Offset in the Statement of Financial Condition
			Net Amount of
		Gross Amounts	Liabilities
		Offset in the	Presented
	Gross Amount	Statement of	in Statement		Cash
	of Recognized	Financial	of Financial	Financial	Collateral	Net
	Liabilities	Condition	Condition	Instruments	Provided	Amount
	(In thousands)
Derivatives	$333	$-	$333	$-	1,980	$(1,647)
Securities sold under agreements to repurchase	454,723	-	454,723	487,181	-	(32,458)
Total	$455,056	$-	$455,056	$487,181	$1,980	$(34,105)

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

At September 30, 2019 and December 31, 2018, Oriental’s net deferred tax asset amounted to $112.6 million and $113.8 million, respectively. In assessing the realizability of the deferred tax asset, management considers whether it is more likely than not that some portion or the entire deferred tax asset will not be realized. The ultimate realization of the deferred tax asset is mainly dependent upon

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax asset is deductible, management believes it is more likely than not that Oriental will realize the deferred tax asset, net of the existing valuation allowances recorded at September 30, 2019 and December 31, 2018. The amount of the deferred tax asset that is considered realizable could be reduced in the near term if there are changes in estimates of future taxable income.

Oriental maintained an effective tax rate lower than statutory rate for the nine-month periods ended September 30, 2019 and 2018 of 30.5% and 33.7%, respectively, mainly by investing in tax-exempt obligations, doing business through its international banking entity, and by expanding its operations in the U.S, which are taxed at a lower rate.

Oriental classifies unrecognized tax benefits in other liabilities. These gross unrecognized tax benefits would affect the effective tax rate if realized. At September 30, 2019 and December 31, 2018, unrecognized tax benefits amounted at $478 thousand and $875 thousand, respectively.  Oriental had accrued $42 thousand at September 30, 2019 (December 31, 2018 - $81 thousand) for the payment of interest and penalties relating to unrecognized tax benefits.  In addition, $438 thousand were released from the liabilities due to the expiration of the statute of limitations.

Income tax expense for the quarters ended September 30, 2019 and 2018, was $1.0 million and $12.3 million, respectively.  Income tax expense for the nine-month periods ended September 30, 2019 and 2018 was $23.5 million and $29.9 million, respectively.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2019 and December 31, 2018, OFG Bancorp and the Bank met all capital adequacy requirements to which they are subject. As of September 30, 2019 and December 31, 2018, the Bank is “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized,” an institution must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based, and Tier 1 leverage ratios as set forth in the tables presented below.

OFG Bancorp’s and the Bank’s actual capital amounts and ratios as of September 30, 2019 and December 31, 2018 are as follows:

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
OFG Bancorp Ratios
As of September 30, 2019
Total capital to risk-weighted assets	$1,035,910	21.71%	$381,693	8.00%	$477,117	10.00%
Tier 1 capital to risk-weighted assets	$974,962	20.43%	$286,270	6.00%	$381,693	8.00%
Common equity tier 1 capital to risk-weighted assets	$858,092	17.98%	$214,702	4.50%	$310,126	6.50%
Tier 1 capital to average total assets	$974,962	15.41%	$253,010	4.00%	$316,262	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$990,499	20.48%	$386,977	8.00%	$483,721	10.00%
Tier 1 capital to risk-weighted assets	$928,577	19.20%	$290,233	6.00%	$386,977	8.00%
Common equity tier 1 capital to risk-weighted assets	$811,707	16.78%	$217,675	4.50%	$314,419	6.50%
Tier 1 capital to average total assets	$928,577	14.22%	$261,125	4.00%	$326,406	5.00%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

			Minimum Capital		Minimum to be Well
	Actual		Requirement		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
Bank Ratios
As of September 30, 2019
Total capital to risk-weighted assets	$990,903	20.83%	$380,599	8.00%	$475,749	10.00%
Tier 1 capital to risk-weighted assets	$930,216	19.55%	$285,449	6.00%	$380,599	8.00%
Common equity tier 1 capital to risk-weighted assets	$930,216	19.55%	$214,087	4.50%	$309,237	6.50%
Tier 1 capital to average total assets	$930,216	14.83%	$250,964	4.00%	$313,705	5.00%
As of December 31, 2018
Total capital to risk-weighted assets	$949,596	19.68%	$385,992	8.00%	$482,490	10.00%
Tier 1 capital to risk-weighted assets	$887,918	18.40%	$289,494	6.00%	$385,992	8.00%
Common equity tier 1 capital to risk-weighted assets	$887,918	18.40%	$217,120	4.50%	$313,618	6.50%
Tier 1 capital to average total assets	$887,918	13.68%	$259,547	4.00%	$324,434	5.00%

NOTE 15 – STOCKHOLDERS’ EQUITY

    Preferred Stock and Common Stock

On October 22, 2018, Oriental completed the conversion of all of its 84,000 shares of Series C preferred stock into common stock. Each share of Series C preferred stock was converted into 86.4225 shares of common stock. Upon conversion, the Series C preferred stock is no longer outstanding and all rights with respect to the Series C preferred stock have ceased and terminated, except the right to receive the number of whole shares of common stock issuable upon conversion of the Series C preferred stock and any required cash-in-lieu of fractional shares. At both September 30, 2019 and December 31, 2018, preferred and common stock paid-in capital amounted $92.0 million and $59.9 million, respectively.

   Additional Paid-in Capital

Additional paid-in capital represents contributed capital in excess of par value of common and preferred stock net of the costs of issuance. As of both September 30, 2019 and December 31, 2018, accumulated issuance costs charged against additional paid-in capital amounted to $13.6 million and $10.1 million for common and preferred stock, respectively.

Legal Surplus

The Puerto Rico Banking Act requires that a minimum of 10% of the Bank’s net income for the year be transferred to a reserve fund until such fund (legal surplus) equals the total paid in capital on common and preferred stock. At September 30, 2019 and December 31, 2018, the Bank’s legal surplus amounted to $95.8 million and $90.2 million, respectively. The amount transferred to the legal surplus account is not available for the payment of dividends to shareholders.

Treasury Stock

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. During the nine-month periods ended September 30, 2019 and 2018, Oriental did not repurchase any shares under the program.

At September 30, 2019 the number of shares that may yet be purchased under the $70 million program is estimated at 353,007, and was calculated by dividing the remaining balance of $7.7 million by $21.90 (closing price of Oriental's common stock at September 30, 2019).

The activity in connection with common shares held in treasury by Oriental for the nine-month periods ended September 30, 2019 and 2018 is set forth below:

	Nine-Month Period Ended September 30,
	2019		2018
		Dollar		Dollar
	Shares	Amount	Shares	Amount
	(In thousands, except shares data)
Beginning of period	$8,591,310	$103,633	8,678,427	$104,502
Common shares used upon lapse of restricted stock units and options	(53,132)	(697)	(58,424)	(796)
End of period	$8,538,178	$102,936	8,620,003	$103,706

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 16 - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income, net of income taxes, as of September 30, 2019 and December 31, 2018 consisted of:

	September 30,	December 31,
	2019	2018
	(In thousands)
Unrealized loss on securities available-for-sale which are not other-than-temporarily impaired	$(1,865)	$(12,654)
Income tax effect of unrealized loss on securities available-for-sale	123	1,682
Net unrealized gain on securities available-for-sale which are not other-than-temporarily impaired	(1,742)	(10,972)
Unrealized (loss) gain on cash flow hedges	(1,146)	14
Income tax effect of unrealized (loss) gain on cash flow hedges	430	(5)
Net unrealized (loss) gain on cash flow hedges	(716)	9
Accumulated other comprehensive (loss), net of income taxes	$(2,458)	$(10,963)

Unrealized losses on available-for-sale securities includes $12.0 million, net of tax effect of the adoption of ASU No. 2017-12 from reclassification of all of its mortgage backed securities with carrying value of $424.7 million, from the held-to-maturity portfolio into the available-for-sale portfolio.

The following table presents changes in accumulated other comprehensive income by component, net of taxes, for the quarters and nine-month periods ended September 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30,
	2019			2018
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(3,087)	$(599)	$(3,686)	$(15,518)	$256	$(15,262)
Other comprehensive income (loss) before reclassifications	(2,143)	(666)	(2,809)	(5,607)	(380)	(5,987)
Amounts reclassified out of accumulated other comprehensive (loss) income	3,488	549	4,037	(63)	517	454
Other comprehensive income (loss)	1,345	(117)	1,228	(5,670)	137	(5,533)
Ending balance	$(1,742)	$(716)	$(2,458)	$(21,188)	$393	$(20,795)

	Nine-Month Period Ended September 30,
	2019			2018
	Net unrealized	Net unrealized	Accumulated	Net unrealized	Net unrealized	Accumulated
	gains on	loss on	other	gains on	loss on	other
	securities	cash flow	comprehensive	securities	cash flow	comprehensive
	available-for-sale	hedges	(loss) income	available-for-sale	hedges	(loss) income
	(In thousands)
Beginning balance	$(10,972)	$9	$(10,963)	$(2,638)	$(311)	$(2,949)
Transfer of securities held to maturity to available-for-sale	(12,041)	-	(12,041)	-	-	-
Other comprehensive (loss) income before reclassifications	13,034	(2,050)	10,984	(18,361)	(635)	(18,996)
Amounts reclassified out of accumulated other comprehensive (loss) income	8,237	1,325	9,562	(189)	1,339	1,150
Other comprehensive income (loss)	9,230	(725)	8,505	(18,550)	704	(17,846)
Ending balance	$(1,742)	$(716)	$(2,458)	$(21,188)	$393	$(20,795)

The following table presents reclassifications out of accumulated other comprehensive income for the quarters and nine-month periods ended September 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Quarter Ended September 30,
	2019	2018
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$549	$517	Net interest expense
Available-for-sale securities:
Gain on sale of investments	3,498	-	Net gain on sale of securities
Tax effect from changes in tax rates	(10)	(63)	Income tax expense
	$4,037	$454

	Amount reclassified out of accumulated other comprehensive income		Affected Line Item in Consolidated Statement of Operations

	Nine-Month Period Ended September 30,
	2019	2018
	(In thousands)
Cash flow hedges:
Interest-rate contracts	$1,325	$1,339	Net interest expense
Available-for-sale securities:
Gain on sale of investments	8,274	-	Net gain on sale of securities
Residual tax effect from OIB's change in applicable tax rate	-	5	Income tax expense
Tax effect from changes in tax rates	(38)	(194)	Income tax expense
	$9,561	$1,150

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 17 – EARNINGS PER COMMON SHARE

The calculation of earnings per common share for the quarters and nine-month periods ended September 30, 2019 and 2018 is as follows:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share data)
Net income	$7,383	$23,100	$54,832	$59,666
Less: Dividends on preferred stock
Non-convertible preferred stock (Series A, B, and D)	(1,628)	(1,628)	(4,884)	(4,883)
Convertible preferred stock (Series C)	-	(1,838)	-	(5,513)
Income available to common shareholders	$5,755	$19,634	$49,948	$49,270
Effect of assumed conversion of the convertible preferred stock	-	1,838	-	5,513
Income available to common shareholders assuming conversion	$5,755	$21,472	$49,948	$54,783

Weighted average common shares and share equivalents:
Average common shares outstanding	51,345	43,996	51,327	43,975
Effect of dilutive securities:
Average potential common shares-options	427	209	368	110
Average potential common shares-assuming conversion of convertible preferred stock	-	7,259	-	7,259
Total weighted average common shares outstanding and equivalents	51,772	51,464	51,695	51,344
Earnings per common share - basic	$0.11	$0.45	$0.97	$1.12
Earnings per common share - diluted	$0.11	$0.42	$0.97	$1.07

During the last quarter of 2018, Oriental converted all of its 84,000 outstanding shares of Series C Preferred Stock into common stock. Each Series C Preferred Stock share was converted into 86.4225 shares of common stock. In computing diluted earnings per common share during the first nine months of 2018, the 84,000 shares of Series C Preferred Stock that remained outstanding, with a conversion rate, subject to certain conditions, of 86.4225 shares of common stock per share, were included as average potential common shares from the date they were issued and outstanding. Moreover, in computing diluted earnings per common share, the dividends declared during the quarter and nine-month period ended September 30, 2018 on the convertible preferred stock were added back as income available to common shareholders.

For the quarter and nine-month periods ended September 30, 2019, Oriental did not have weighted-average stock options with an anti-dilutive effect on earnings per share.  For the quarter and nine-month periods ended September 30, 2018, weighted-average stock options with an anti-dilutive effect on earnings per share not included in the calculation amounted to 307,925 and 435,950, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 18 – GUARANTEES

At September 30, 2019 and December 31, 2018, the unamortized balance of the obligations undertaken in issuing the guarantees under standby letters of credit represented a liability of $12.9 million and $23.9 million, respectively.

Oriental has a liability for residential mortgage loans sold subject to credit recourse pursuant to FNMA’s residential mortgage loan sales and securitization programs. At September 30, 2019 and December 31, 2018, the unpaid principal balance of residential mortgage loans sold subject to credit recourse was $5.0 million and $5.4 million, respectively.

The following table shows the changes in Oriental’s liability for estimated losses from these credit recourse agreements, included in the consolidated statements of financial condition during the quarters and nine-month periods ended September 30, 2019 and 2018.

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Balance at beginning of period	$225	$264	$346	$358
Net (charge-offs/terminations) recoveries	20	(60)	(101)	(154)
Balance at end of period	$245	$204	$245	$204

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

If a borrower defaults, pursuant to the credit recourse provided, Oriental is required to repurchase the loan or reimburse the third-party investor for the incurred loss. The maximum potential amount of future payments that Oriental would be required to make under the recourse arrangements is equivalent to the total outstanding balance of the residential mortgage loans serviced with recourse and interest, if applicable. During the quarter and nine-month period ended September 30, 2019, Oriental did not repurchase any mortgage loans subject to the credit recourse provision. During the quarter and nine-month period ended September 30, 2018, Oriental repurchased approximately $234 thousand and $569 thousand, respectively, of unpaid principal balance in mortgage loans subject to the credit recourse provisions. If a borrower defaults, Oriental has rights to the underlying collateral securing the mortgage loan. Oriental suffers losses on these mortgage loans when the proceeds from a foreclosure sale of the collateral property are less than the outstanding principal balance of the loan, any uncollected interest advanced, and the costs of holding and disposing the related property. At September 30, 2019, Oriental’s liability for estimated credit losses related to loans sold with credit recourse amounted to $245 thousand (December 31, 2018– $346 thousand).

When Oriental sells or securitizes mortgage loans, it generally makes customary representations and warranties regarding the characteristics of the loans sold. Oriental's mortgage operations division groups conforming mortgage loans into pools which are exchanged for FNMA and GNMA mortgage-backed securities, which are generally sold to private investors, or are sold directly to FNMA or other private investors for cash. As required under such mortgage backed securities programs, quality review procedures are performed by Oriental to ensure that asset guideline qualifications are met. To the extent the loans do not meet specified characteristics, Oriental may be required to repurchase such loans or indemnify for losses and bear any subsequent loss related to the loans. During the quarters ended September 30, 2019, Oriental repurchased $528 thousand (September 30, 2018 – $1.6 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above. During the nine-month periods ended September 30, 2019, Oriental repurchased $10.5 million (September 30, 2018 – $5.9 million) of unpaid principal balance in mortgage loans, excluding mortgage loans subject to credit recourse provision referred above.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

During the quarters ended September 30, 2019 and 2018, Oriental recognized $20 thousand and $30 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $19 thousand and $41 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties. During the nine-month periods ended September 30, 2019 and 2018, Oriental recognized $48 thousand and $406 thousand, respectively, in losses from the repurchase of residential mortgage loans sold subject to credit recourse, and $60 thousand and $71 thousand, respectively, in losses from the repurchase of residential mortgage loans as a result of breaches of customary representations and warranties.

Servicing agreements relating to the mortgage-backed securities programs of FNMA and GNMA, and to mortgage loans sold or serviced to certain other investors, including the FHLMC, require Oriental to advance funds to make scheduled payments of principal, interest, taxes and insurance, if such payments have not been received from the borrowers. At September 30, 2019, Oriental serviced $900.4 million (December 31, 2018 - $895.6 million) in mortgage loans for third-parties. Oriental generally recovers funds advanced pursuant to these arrangements from the mortgage owner, from liquidation proceeds when the mortgage loan is foreclosed or, in the case of FHA/VA loans, under the applicable FHA and VA insurance and guarantees programs. However, in the meantime, Oriental must absorb the cost of the funds it advances during the time the advance is outstanding. Oriental must also bear the costs of attempting to collect on delinquent and defaulted mortgage loans. In addition, if a defaulted loan is not cured, the mortgage loan would be canceled as part of the foreclosure proceedings and Oriental would not receive any future servicing income with respect to that loan. At September 30, 2019, the outstanding balance of funds advanced by Oriental under such mortgage loan servicing agreements was approximately $616 thousand (December 31, 2018 - $706 thousand). To the extent the mortgage loans underlying Oriental's servicing portfolio experience increased delinquencies, Oriental would be required to dedicate additional cash resources to comply with its obligation to advance funds as well as incur additional administrative costs related to increases in collection efforts.

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

Credit-related financial instruments at September 30, 2019 and December 31, 2018 were as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Commitments to extend credit	$610,516	$541,423
Commercial letters of credit	459	340

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At September 30, 2019 and December 31, 2018, commitments to extend credit consisted mainly of undisbursed available amounts on commercial lines of credit, construction loans, and revolving credit card arrangements. Since many of the unused commitments are expected to expire unused or be only partially used, the total amount of these unused commitments does not necessarily represent future cash requirements. These lines of credit had a reserve of $505 thousand and $627 thousand, at September 30, 2019 and December 31, 2018, respectively.

Commercial letters of credit are issued or confirmed to guarantee payment of customers’ payables or receivables in short-term international trade transactions. Generally, drafts will be drawn when the underlying transaction is consummated as intended. However, the short-term nature of this instrument serves to mitigate the risk associated with these contracts.

The summary of instruments that are considered financial guarantees in accordance with the authoritative guidance related to guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others, at September 30, 2019 and December 31, 2018, is as follows:

	September 30,	December 31,
	2019	2018
	(In thousands)
Standby letters of credit and financial guarantees	$12,884	$23,889
Loans sold with recourse	4,962	5,414

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Operating Lease Cost

	Quarter Ended September 30, 2019	Nine-Month Period Ended September 30, 2019
			Statement of Operations Classification
	(In thousands)
Lease costs	$1,608	$4,949	Occupancy and equipment
Variable lease costs	350	1,699	Occupancy and equipment
Short-term lease cost	81	104	Occupancy and equipment
Lease income	(135)	(431)	Occupancy and equipment
Total lease cost	$1,904	$6,321

Rent expenses for the quarter and nine-month period ended September 30, 2018, prior to adoption of ASU 2016-02 (Topic 842), were $2.0 million and $7.4 million, respectively, included in the "occupancy and equipment" caption in the unaudited consolidated statements of operations.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Lease Assets and Liabilities

	September 30 2019
		Statement of Financial Condition Classification
	(In thousands)
Right-of-use assets	$19,318	Operating lease right-of-use assets
Lease Liabilities	$21,081	Operating leases liabilities

September 30, 2019

(In thousands)
Weighted-average remaining lease term	6.2 years
Weighted-average discount rate	8.6%

Future minimum payments for operating leases with initial or remaining terms of one year or more as of September 30, 2019 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$1,596
2020	5,716
2021	4,717
2022	3,843
2023	2,991
Thereafter	8,954
Total lease payments	$27,817
Less imputed interest	6,736
Present value of lease liabilities	$21,081

Future minimum payments for operating leases with initial or remaining terms of one year or more as of December 31, 2018 were as follows:

Minimum Rent
Year Ending December 31,	(In thousands)
2019	$5,618
2020	4,293
2021	3,360
2022	2,494
2023	1,968
Thereafter	6,679
Total future minimum lease payments	$24,412

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

Investment securities

The fair value of investment securities is based on valuations obtained from an independent pricing provider, ICE Data Pricing (formerly known as IDC).  ICE is a well-recognized pricing company and an established leader in financial information.  Such securities are classified as Level 1 or Level 2 depending on the basis for determining fair value.  If listed prices or quotes are not available, fair value is based upon externally developed models that use both observable and unobservable inputs depending on the market activity of the instrument, and such securities are classified as Level 3. At September 30, 2019 and December 31, 2018, Oriental did not have investment securities classified as Level 3.

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

Assets and liabilities measured at fair value on a recurring and non-recurring basis are summarized below:

	September 30, 2019
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$519,095	$-	$519,095
Trading securities	-	41	-	41
Money market investments	8,035	-	-	8,035
Derivative assets	-	13	-	13
Servicing assets	-	-	10,125	10,125
Derivative liabilities	-	(1,159)	-	(1,159)
	$8,035	$517,990	$10,125	$536,150
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$59,507	$59,507
Foreclosed real estate	-	-	26,952	26,952
Other repossessed assets	-	-	3,537	3,537
	$-	$-	$89,996	$89,996

	December 31, 2018
	Fair Value Measurements
	Level 1	Level 2	Level 3	Total
	(In thousands)
Recurring fair value measurements:
Investment securities available-for-sale	$-	$841,857	$-	$841,857
Trading securities	-	360	-	360
Money market investments	4,930	-	-	4,930
Derivative assets	-	347	-	347
Servicing assets	-	-	10,716	10,716
Derivative liabilities	-	(333)	-	(333)
	$4,930	$842,231	$10,716	$857,877
Non-recurring fair value measurements:
Impaired commercial loans	$-	$-	$81,976	$81,976
Foreclosed real estate	-	-	33,768	33,768
Other repossessed assets	-	-	2,986	2,986
	$-	$-	$118,730	$118,730

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarters and nine-month periods ended September 30, 2019 and 2018:

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Quarter Ended September 30,
	2019	2018
Balance at beginning of period	$10,134	$10,829
New instruments acquired	352	417
Principal repayments	(243)	(184)
Changes in fair value of servicing assets	(118)	(196)
Balance at end of period	$10,125	$10,866

Level 3 Instruments Only	Servicing Assets
	(In thousands)
	Nine-Month Period Ended September 30,
	2019	2018
	(In thousands)
Balance at beginning of period	$10,716	$9,821
New instruments acquired	860	1,158
Principal repayments	(694)	(593)
Changes in fair value of servicing assets	(757)	480
Balance at end of period	$10,125	$10,866

During the quarters and nine-month periods ended September 30, 2019, and 2018, there were purchases and sales of assets and liabilities measured at fair value on a recurring basis. There were no transfers into and out of Level 1 and Level 2 fair value measurements during such periods.

The table below presents quantitative information for all assets and liabilities measured at fair value on a recurring and non-recurring basis using significant unobservable inputs (Level 3) at September 30, 2019:

	September 30, 2019
	Fair Value	Valuation Technique	Unobservable Input	Range
	(In thousands)

Servicing assets	$10,125	Cash flow valuation	Constant prepayment rate	4.38% -9.44%
			Discount rate	10.00% - 12.00%
Collateral dependent impaired loans	$31,564	Fair value of property or collateral	Appraised value less disposition costs	15.20% - 36.20%

Other non-collateral dependent impaired loans	$27,943	Cash flow valuation	Discount rate	4.25% - 12.25%

Foreclosed real estate	$26,952	Fair value of property or collateral	Appraised value less disposition costs	15.20% - 36.20%

Other repossessed assets	$3,537	Fair value of property or collateral	Estimated net realizable value less disposition costs	28.00% - 72.00%

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

86

The estimated fair value and carrying value of Oriental’s financial instruments at September 30, 2019 and December 31, 2018 is as follows:

	September 30,		December 31,
	2019		2018
	Fair	Carrying	Fair	Carrying
	Value	Value	Value	Value
	(In thousands)
Level 1
Financial Assets:
Cash and cash equivalents	$961,837	$961,837	$447,033	$447,033
Restricted cash	$1,050	$1,050	$3,030	$3,030
Level 2
Financial Assets:
Trading securities	$41	$41	$360	$360
Investment securities available-for-sale	$519,095	$519,095	$841,857	$841,857
Investment securities held-to-maturity	$-	$-	$410,353	$424,740
Federal Home Loan Bank (FHLB) stock	$10,525	$10,525	$12,644	$12,644
Other investments	$57	$57	$3	$3
Derivative assets	$13	$13	$347	$347
Financial Liabilities:
Derivative liabilities	$1,159	$1,159	$333	$333
Level 3
Financial Assets:
Total loans (including loans held-for-sale)	$4,106,958	$4,407,190	$4,106,628	$4,431,594
Accrued interest receivable	$30,470	$30,470	$34,254	$34,254
Servicing assets	$10,125	$10,125	$10,716	$10,716
Accounts receivable and other assets	$35,140	$35,140	$37,842	$37,842
Financial Liabilities:
Deposits	$4,888,607	$4,878,058	$4,881,903	$4,908,115
Securities sold under agreements to repurchase	$190,322	$190,261	$453,135	$455,508
Advances from FHLB	$81,075	$79,052	$78,503	$77,620
Other borrowings	$551	$551	$1,214	$1,214
Subordinated capital notes	$37,830	$36,083	$36,184	$36,083
Accrued expenses and other liabilities	$56,388	$56,388	$87,665	$87,665

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following methods and assumptions were used to estimate the fair values of significant financial instruments at September 30, 2019 and December 31, 2018:

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

•    The fair values of the derivative instruments, which include interest rate swaps and forward-settlement swaps, are based on the net discounted value of the contractual projected cash flows of both the pay-fixed receive-variable legs of the contracts. The projected cash flows are based on the forward yield curve and discounted using current estimated market rates.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

NOTE 22 – BANKING AND FINANCIAL SERVICE REVENUES

The following table presents the major categories of banking and financial service revenues for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Banking service revenues:
Checking accounts fees	$1,545	$1,502	$4,494	$4,386
Savings accounts fees	187	161	484	473
Electronic banking fees	8,018	8,104	24,121	23,960
Credit life commissions	158	142	426	401
Branch service commissions	337	365	1,055	1,089
Servicing and other loan fees	433	334	1,069	1,554
International fees	127	185	393	534
Miscellaneous income	8	4	12	7
Total banking service revenues	10,813	10,797	32,054	32,404

Wealth management revenue:
Insurance income	1,576	1,654	4,505	4,298
Broker fees	1,913	1,941	5,637	5,387
Trust fees	2,895	2,541	8,307	8,138
Retirement plan and administration fees	227	271	713	856
Investment banking fees	-	-	-	9
Total wealth management revenue	6,611	6,407	19,162	18,688

Mortgage banking activities:
Net servicing fees	1,033	1,059	2,592	4,130
Net gains on sale of mortgage loans and valuation	124	103	375	182
Other	(39)	80	(14)	(325)
Total mortgage banking activities	1,118	1,242	2,953	3,987
Total banking and financial service revenues	$18,542	$18,446	$54,169	$55,079

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

Other income as credit life commissions, servicing and other loan fees, international fees, and miscellaneous fees recognized as banking services revenue are out of the scope of the 606 guidelines.

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

•         Fees for providing distribution services related to mutual funds, net of compensation paid to a service provider who provides such services, as well as trailer fees (also known as 12b-1 fees). These fees are considered variable and are recognized over time, as the uncertainty of the fees to be received is resolved as the net asset value of the mutual fund is determined and investor activity occurs. Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

Retirement plan and administration fees are revenues related to the payment received from the clients of OPC for assistance with the planning, design and administration of retirement plans, acting as third-party administrator for such plans, and daily record keeping services of retirement plans. Fees are collected once the stand-alone transaction was completed at trade date.  Fees do not cover future services, as a result there is no need to allocate the amount received to any other service.

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

Investment banking fees as compensation fees are out of the scope of the 606 guidelines.

Mortgage Banking Activities

Mortgage banking activities as servicing fees, gain on sale of mortgage loans valuation and other are out of the scope of the 606 guidelines.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2019 and 2018:

	Quarter Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$85,147	$16	$8,492	$93,655	$-	$93,655
Interest expense	(9,260)	-	(3,685)	(12,945)	-	(12,945)
Net interest income	75,887	16	4,807	80,710	-	80,710
Provision for loan and lease losses, net	(43,678)	-	(92)	(43,770)	-	(43,770)
Non-interest income	11,946	6,719	3,513	22,178	-	22,178
Non-interest expenses	(46,555)	(3,450)	(722)	(50,727)	-	(50,727)
Intersegment revenue	507	-	-	507	(507)	-
Intersegment expenses	-	(141)	(366)	(507)	507	-
(lLoss) income before income taxes	$(1,893)	$3,144	$7,140	$8,391	$-	$8,391
Income tax (benefit) expense	(738)	1,226	520	1,008	-	1,008
Net income (loss)	$(1,155)	$1,918	$6,620	$7,383	$-	$7,383
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

	Nine-Month Period Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$253,138	$53	$29,429	$282,620	$-	$282,620
Interest expense	(27,083)	-	(11,953)	(39,036)	-	(39,036)
Net interest income	226,055	53	17,476	243,584	-	243,584
Provision for loan and lease losses, net	(73,560)	-	(164)	(73,724)	-	(73,724)
Non-interest income	34,932	19,537	8,313	62,782	-	62,782
Non-interest expenses	(139,384)	(11,675)	(3,272)	(154,331)	-	(154,331)
Intersegment revenue	1,648	-	-	1,648	(1,648)	-
Intersegment expenses	-	(480)	(1,168)	(1,648)	1,648	-
Income before income taxes	$49,691	$7,435	$21,185	$78,311	$-	$78,311
Income tax expense	18,634	2,788	2,057	23,479	-	23,479
Net income	$31,057	$4,647	$19,128	$54,832	$-	$54,832
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

	Quarter Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,664	$9	$10,464	$94,137	$-	$94,137
Interest expense	(7,701)	-	(4,159)	(11,860)	-	(11,860)
Net interest income	75,963	9	6,305	82,277	-	82,277
Provision for loan and lease losses, net	(14,478)	-	(123)	(14,601)	-	(14,601)
Non-interest income	12,157	6,463	-	18,620	-	18,620
Non-interest expenses	(46,049)	(3,720)	(1,172)	(50,941)	-	(50,941)
Intersegment revenue	616	-	-	616	(616)	-
Intersegment expenses	-	(273)	(343)	(616)	616	-
Income before income taxes	$28,209	$2,479	$4,667	$35,355	$-	$35,355
Income tax expense	11,001	967	287	12,255	-	12,255
Net income	$17,208	$1,512	$4,380	$23,100	$-	$23,100
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

	Nine-Month Period Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,171	$35	$29,107	$265,313	$-	$265,313
Interest expense	(21,123)	-	(10,331)	(31,454)	-	(31,454)
Net interest income	215,048	35	18,776	233,859	-	233,859
Provision for loan and lease losses, net	(44,677)	-	(131)	(44,808)	-	(44,808)
Non-interest income	36,590	19,219	28	55,837	-	55,837
Non-interest expenses	(140,239)	(12,288)	(2,835)	(155,362)	-	(155,362)
Intersegment revenue	1,519	-	-	1,519	(1,519)	-
Intersegment expenses	-	(660)	(859)	(1,519)	1,519	-
Income before income taxes	$68,241	$6,306	$14,979	$89,526	$-	$89,526
Income tax expense	26,614	2,459	787	29,860	-	29,860
Net income	$41,627	$3,847	$14,192	$59,666	$-	$59,666
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

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

In the “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” section of our 2018 Form 10-K, we identified several accounting policies as critical, including the following, because they require significant judgments and assumptions about highly complex and inherently uncertain matters and the use of reasonably different estimates and assumptions could have a material impact on our reported results of operations or financial condition:

•         Interest on loans and allowance for loan and lease losses

•         Accounting for purchased credit-impaired loans

We evaluate our critical accounting estimates and judgments on an ongoing basis and update them as necessary based on changing conditions. Management has reviewed and approved these critical accounting policies and has discussed its judgments and assumptions with the Risk and Compliance Committee of the Board of Directors. As part of Oriental’s continuous enhancement to the allowance for loan and lease losses methodology, during the quarter ended September 30, 2019, an assessment of environmental factors was performed for auto, mortgage, consumer and commercial portfolios. As a result, the impact of each environmental factor was calibrated based on their correlation with each portfolio. Current environmental factors adjustments reflect our assessment of the impact to our portfolio, taking into consideration current evolution of the portfolio, recent economic developments, changes in values of collateral and delinquencies, among others. These changes in the allowance for loan and lease losses’ environmental factors adjustments for the auto, mortgage, consumer and commercial portfolios are considered a change in accounting estimate as per ASC 250-10 provisions, where adjustments should be made prospectively. Apart from these changes, there have been no other material changes in the methods used to formulate these critical accounting estimates from those discussed in our 2018 Form 10-K.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SELECTED FINANCIAL DATA

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
EARNINGS DATA:	(In thousands, except per share data)
Interest income	$93,655	$94,137	-0.5%	$282,620	$265,313	6.5%
Interest expense	12,945	11,860	9.1%	39,036	31,454	24.1%
Net interest income	80,710	82,277	-1.9%	243,584	233,859	4.2%
Provision for loan and lease losses, net	43,770	14,601	199.8%	73,724	44,808	64.5%
Net interest income after provision for loan and lease losses	36,940	67,676	-45.4%	169,860	189,051	-10.2%
Non-interest income	22,178	18,620	19.1%	62,782	55,837	12.4%
Non-interest expenses	50,727	50,941	-0.4%	154,331	155,362	-0.7%
Income before taxes	8,391	35,355	-76.3%	78,311	89,526	-12.5%
Income tax expense	1,008	12,255	-91.8%	23,479	29,860	-21.4%
Net income	7,383	23,100	-68.0%	54,832	59,666	-8.1%
Less: dividends on preferred stock	(1,628)	(3,466)	53.0%	(4,884)	(10,396)	53.0%
Income available to common shareholders	$5,755	$19,634	-70.7%	$49,948	$49,270	1.4%
PER SHARE DATA:
Basic	$0.11	$0.45	-75.6%	$0.97	$1.12	-13.4%
Diluted	$0.11	$0.42	-73.8%	$0.97	$1.07	-9.3%
Average common shares outstanding	51,345	43,996	16.7%	51,327	43,975	16.7%
Average common shares outstanding and equivalents	51,772	51,464	0.6%	51,695	51,344	0.7%
Cash dividends declared per common share	$0.07	$0.06	16.6%	$0.21	$0.18	16.6%
Cash dividends declared on common shares	$3,596	$2,641	36.2%	$10,782	$7,919	36.2%
PERFORMANCE RATIOS:
Return on average assets (ROA)	0.46%	1.42%	-67.6%	1.12%	1.25%	-10.4%
Return on average tangible common equity	2.58%	10.94%	-76.4%	7.67%	9.30%	-17.5%
Return on average common equity (ROE)	2.35%	9.72%	-75.8%	6.96%	8.25%	-15.6%
Efficiency ratio	51.11%	50.58%	1.0%	51.83%	53.77%	-3.6%
Interest rate spread	5.23%	5.29%	-1.1%	5.26%	5.20%	1.2%
Interest rate margin	5.35%	5.38%	-0.5%	5.38%	5.28%	1.9%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SELECTED FINANCIAL DATA - (Continued)

	September 30,	December 31,	Variance
	2019	2018	%
PERIOD END BALANCES AND CAPITAL RATIOS:	(In thousands, except per share data)
Investments and loans
Investment securities	$529,718	$1,279,604	-58.6%
Loans and leases, net	4,407,190	4,431,594	-0.6%
Total investments and loans	$4,936,908	$5,711,198	-13.6%
Deposits and borrowings
Deposits	$4,878,058	$4,908,115	-0.6%
Securities sold under agreements to repurchase	190,261	455,508	-58.2%
Other borrowings	115,686	114,917	0.7%
Total deposits and borrowings	$5,184,005	$5,478,540	-5.4%
Stockholders’ equity
Preferred stock	$92,000	$92,000	0.0%
Common stock	59,885	59,885	0.0%
Additional paid-in capital	620,948	619,381	0.3%
Legal surplus	95,783	90,167	6.2%
Retained earnings	285,854	253,040	13.0%
Treasury stock, at cost	(102,936)	(103,633)	0.7%
Accumulated other comprehensive (loss)	(2,458)	(10,963)	-77.6%
Total stockholders' equity	$1,049,076	$999,877	4.9%
Per share data
Book value per common share	$18.84	$17.90	5.2%
Tangible book value per common share	$17.11	$16.15	6.0%
Market price at end of period	$21.90	$16.46	33.0%
Capital ratios
Leverage capital	15.41%	14.22%	8.4%
Common equity Tier 1 capital ratio	17.98%	16.78%	7.2%
Tier 1 risk-based capital	20.43%	19.20%	6.4%
Total risk-based capital	21.71%	20.48%	6.0%
Equity to assets ratio	16.56%	15.19%	9.0%
Financial assets managed
Trust assets managed	$2,980,319	$2,771,462	7.5%
Broker-dealer assets	$2,349,369	$2,116,035	11.0%

96

FINANCIAL HIGHLIGHTS

Oriental’s core operations continued to deliver excellent results during the third quarter of 2019.  We took advantage of market conditions and sold MBS and fully charged off loans at a profit and decided to sell a good portion of our remaining non-performing loans. This further strengthens our liquidity and balance sheet to continue our growth strategy and prefunds our $560 million acquisition of Scotiabank’s operations in PR and USVI.

Our strategies are proving highly effective in capturing the positive economic shift taking place in Puerto Rico. Our small business, auto and consumer loan production, core deposit growth, improved credit quality and capital, and number of net new clients confirm the success of our customer focused approach to banking – Fácil, Rápido, Hecho (Easy, Fast, Done).  As a result, we generated a 14% year over year increase in adjusted earnings per share.  With our NPL sales, we reduced 3Q19 non-performing loans 40% year over year, to 2% of originated loans, which will enable us to free up resources, reduce NPL related expenses, and increase operating flexibility. Combined with the sale of MBS, we have close to $1 billion in cash to fund our growth plans, including our acquisition of Scotiabank’s PR and USVI operations. The MBS sales also enabled us to reduce high cost brokered CDs and borrowings.

Looking ahead, Oriental will further consolidate its position as the premier retail bank on the island.  Upon closing the Scotiabank Transaction, we become the second largest bank in Puerto Rico in core deposits, branches, automated and interactive teller machines, mortgage servicing, and insurance brokerage, and the third largest bank in the U.S. Virgin Islands.

Comparison of the quarters ended September 30, 2019 versus 2018

•         Net income available to shareholders of $5.8 million, or $0.11 per share fully diluted, reflects the impact of several strategic transactions, compared to $19.6 million, or $0.43 per share fully diluted. Book value per common share grew 3.1% to $18.84. Tangible Book Value per common share expanded 5.4% to $17.11.

•         Third quarter of 2019 included $40.5 million pre-tax from items that negatively affected results, primarily due to the decision to sell mostly non-performing loans, partially offset by $13.0 million pre-tax from items that benefited results, such as the sale of available-for-sale mortgage-backed securities (MBS) and of fully charged-off loans, and the adjustment to the qualitative factors of the allowance for loan and lease losses.

•         Excluding the above items, the third quarter of 2019 adjusted net income available to shareholders was $26.5 million, or $0.48 per share fully diluted.

•         Loans at September 30, 2019 increased 1.2% to $4.41 billion. Average core deposits rose 3.4% to $4.56 billion, while non-core funding was reduced 41.7% by quarter end. New loan origination of $291.4 million reflected Oriental Bank’s success in targeting small business customers and our growing consumer banking business. Net Interest Margin remained strong at 5.35%, total delinquency rate improved, and capital metrics continued to climb to new multi-year highs.

Oriental prepared its consolidated financial statement using accounting principles generally accepted in the U.S. (“U.S. GAAP” or the ‘reported basis”).  In addition to analyzing Oriental’s results on the reported basis, management monitors the “Adjusted net income” of Oriental and excludes the impact of certain transactions on the results of its operations.  Management believes that “Adjusted net income” provides meaningful information to investors about the underlying performance of Oriental’s ongoing operations.  “Adjusted net income” is a non-GAAP financial measure.

The table below describes adjustments to net income for the quarters ended September 30, 2019 and June 30, 2019.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter ended September 30, 2019			Quarter ended June 30, 2019

		Income Tax	Impact on		Income Tax	Impact on
(Dollars in thousands) (unaudited)	Pre-tax	Effect (i)	Net Income	Pre-tax	Effect (i)	Net Income

U.S. GAAP net income			$7,383			$23,979
Non-GAAP adjustments:
Sale of mortgage-backed securities available-for-sale (a)	$(3,498)	$1,067	(2,431)	$(4,769)	$1,532	(3,237)
Non-performing loans transferred to held-for-sale or sold (b)(c)	38,958	(11,886)	27,072	8,803	(2,828)	5,975
Sale of fully charged-off loans (d)	(2,382)	727	(1,655)	-	-	-
Merger expenses (e)	1,556	(475)	1,081	1,000	(321)	679
FDIC insurance assessment credit (f)	(1,534)	468	(1,066)	-	-	-
Hacienda credit for hurricane Maria (g)	(1,010)	308	(702)	-	-	-
Environmental factors adjustment (h)	(4,541)	1,385	(3,156)	-	-	-
Adjusted net income (Non-GAAP)			$26,527			$27,396
Less: dividends on preferred stoc			(1,628)			(1,628)
Adjusted net income available to common shareholders (Non-GAAP)			$24,899			$25,768

U.S. GAAP earnings per common share - diluted			$0.11			$0.43
Non-GAAP adjustments:
Sale of mortgage-backed securities available-for-sale	$(0.07)	$0.02	(0.05)	$(0.09)	$0.03	(0.06)
Non-performing loans transferred to held-for-sale or sold (b)(c)	0.75	(0.23)	0.52	0.17	(0.05)	0.12
Sale of fully charged-off loans (d)	(0.04)	0.01	(0.03)	-	-	-
Merger expenses (e)	0.03	(0.01)	0.02	0.02	(0.01)	0.01
FDIC insurance assessment credit (f)	(0.03)	0.01	(0.02)	-	-	-
Hacienda credit for hurricane Maria (g)	(0.02)	0.01	(0.01)	-	-	-
Environmental factors adjustment (h)	(0.09)	0.03	(0.06)	-	-	-
Adjusted earnings per common share - diluted (Non-GAAP)			$0.48			$0.50

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Adjusted Performance Metrics - Reconciliation to GAAP Financial Measures:	Quarter ended September 30, 2019	Quarter ended June 30, 2019
Net income	$7,383	$23,979
Non-GAAP adjustments (a)(b)(c)(d)(e)(f)(g)(h)	19,144	3,417
Adjusted net income (Non-GAAP)	26,527	27,396

Average assets	6,433,658	6,496,423

Return on average assets	0.46%	1.48%
Adjusted return on average assets (Non-GAAP)	1.65%	1.69%

Net income available to common shareholders	$5,755	$22,351
Non-GAAP adjustments (a)(b)(c)(d)(e)(f)(g)(h)	19,144	3,417
Adjusted net income available to common shareholders (Non-GAAP)	24,899	25,768

Average tangible common equity	890,970	866,192

Return on average tangible common stockholders' equity	2.58%	10.32%
Adjusted return on average tangible common stockholders' equity (Non-GAAP)	11.18%	11.90%

Total non-interest expense	$50,727	$51,452
Non-GAAP adjustments, pre-tax (e)(f)(g)	988	(1,000)
Adjusted total non-interest expense (Non-GAAP)	51,715	50,452

Net interest income	80,710	81,085
Total banking and financial service revenues	18,542	18,074
	99,252	99,159

Efficiency ratio	51.11%	51.89%
Adjusted efficiency ratio (Non-GAAP)	52.10%	50.88%

(a) During the second and third quarter of 2019, the Company sold $350 million and $322 million available-for-sale mortgage-backed securities, respectively, and recognized a gain in the sale of $4.8 million and $3.5 million, respectively.

(b) During third quarter of 2019, the Company decided to sell mostly non-performing loans, which are expected to be sold during fourth quarter of 2019, increasing the provision by $37.4 million. Originated loans that were transferred to held-for-sale amounted to $25.3 million at September 30, 2019, the remaining were purchased credit impaired loans.

(c) During second quarter of 2019, the Company decided to sell mostly non-performing mortgage loans increasing the provision by $8.8 million. Most of these loans were sold in third quarter of 2019, increasing the provision by an additional $2.3 million.

(d) During third quarter of 2019, the Company received $2.4 million proceeds from the sale of fully charged-off originated auto and consumer loans.

(e) During second quarter of 2019, the Company entered into an agreement with BNS to acquire its Puerto Rico and US Virgin Islands operations, subject to customary closing conditions. During second quarter of 2019 and third quarter of 2019, $1.0 million and $1.6 million, respectively, were incurred in related expenses.

(f) During third quarter of 2019, the Company recognized an FDIC insurance assessment credit received amounting to $1.5 million.
(g) During third quarter of 2019, the Company received an additional $1 million credit from the Puerto Rico Treasury on employee retention during hurricane Maria.

(h) During third quarter of 2019, the Company had a reduction in provision for loan losses of $4.5 million as a result of the adjustment to the qualitative factor related to sustained favorable macroeconomic conditions in Puerto Rico.

(i) Income tax effect reflects estimated income tax annual rates at September 30, 2019 and June 30, 2019 of 30.51% and 32.12%, respectively.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Excluding the aforementioned impact (Non-GAAP):

•         The following resulted in a net $32.0 million increase in the provision for loan losses:

•          Increase of $39.0 million primarily from deciding to sell $95.0 million unpaid principal balance in non-performing commercial and mortgage loans, both acquired and originated. These are expected to be sold in the fourth quarter of 2019.

•          Decrease of $2.4 million from the proceeds of the sale of $26.0 million of previously charged off auto and consumer loans.

•          Decrease of $4.5 million from the adjustment to qualitative factors of the allowance for loan and lease losses, reflecting sustained favorable macroeconomic conditions in Puerto Rico.

•         The sale of $322.0 million of low-yielding MBS available-for-sale investments resulted in a $3.5 million pre-tax gain in other income, and the continued reduction of higher cost brokered CDs and repurchase agreements funding.

•         The following resulted in a net $1.0 million reduction in non-interest expenses: $1.5 million credit for FDIC insurance assessment, $1.0 million credit from Hacienda on employee retention during hurricane Maria, and $1.6 million in Scotiabank acquisition related expenses.

ANALYSIS OF RESULTS OF OPERATIONS

The following tables show major categories of interest-earning assets and interest-bearing liabilities, their respective interest income, expenses, yields and costs, and their impact on net interest income due to changes in volume and rates for the quarters and nine-month periods ended September 30, 2019 and 2018:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 1 - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE QUARTERS ENDED SEPTEMBER 30, 2019 AND 2018

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$93,655	$94,137	6.21%	6.17%	$5,981,757	$6,055,085
Tax equivalent adjustment	2,629	1,934	0.17%	0.13%	-	-
Interest-earning assets - tax equivalent	96,284	96,071	6.38%	6.30%	5,981,757	6,055,085
Interest-bearing liabilities	12,945	11,860	0.98%	0.87%	5,261,453	5,437,736
Tax equivalent net interest income / spread	83,339	84,211	5.40%	5.43%	720,304	617,349
Tax equivalent interest rate margin			5.58%	5.56%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	3,797	8,445	2.14%	2.55%	708,606	1,327,180
Interest bearing cash and money market investments	4,086	1,676	2.21%	2.03%	734,105	327,268
Total investments	7,883	10,121	2.14%	2.55%	1,442,711	1,654,448
Non-acquired loans
Mortgage	8,427	8,808	5.40%	5.28%	623,772	667,372
Commercial	25,607	23,373	6.36%	6.13%	1,597,902	1,512,661
Consumer	11,449	10,857	11.99%	11.68%	378,967	363,884
Auto and leasing	28,820	25,349	9.09%	9.59%	1,258,394	1,057,232
Total non-acquired loans	74,303	68,387	7.64%	7.53%	3,859,035	3,601,149
Acquired loans:
Acquired BBVAPR
Mortgage	5,876	6,722	5.33%	5.43%	440,954	495,454
Commercial	2,386	4,046	6.72%	9.29%	140,821	172,724
Consumer	667	586	20.52%	17.37%	12,894	13,381
Auto	161	790	20.55%	11.72%	3,108	26,747
Total acquired BBVAPR loans	9,090	12,144	6.08%	6.86%	597,777	708,306
Acquired Eurobank	2,379	3,485	11.57%	15.29%	82,234	91,182
Total loans	85,772	84,016	7.50%	7.57%	4,539,046	4,400,637
Total interest-earning assets	93,655	94,137	6.21%	6.17%	5,981,757	6,055,085

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	1,616	1,196	0.57%	0.43%	1,118,156	1,096,023
Savings and money market	2,012	1,571	0.67%	0.51%	1,199,678	1,211,693
Time deposits	4,427	2,896	1.53%	1.12%	1,151,248	1,027,424
Total core deposits	8,055	5,663	0.92%	0.67%	3,469,082	3,335,140
Brokered deposits	2,298	2,727	2.55%	2.08%	358,130	519,502
	10,353	8,390	1.07%	0.86%	3,827,212	3,854,642
Non-interest bearing deposits	-	-	0.00%	0.00%	1,094,047	1,079,826
Core deposit intangible amortization	201	215	0.00%	0.00%	-	-
Total deposits	10,554	8,605	0.85%	0.69%	4,921,259	4,934,468
Borrowings:
Securities sold under agreements to repurchase	1,342	2,242	2.37%	2.28%	224,783	390,225
Advances from FHLB and other borrowings	550	517	2.75%	2.67%	79,328	76,960
Subordinated capital notes	499	496	5.49%	5.45%	36,083	36,083
Total borrowings	2,391	3,255	2.79%	2.57%	340,194	503,268
Total interest bearing liabilities	12,945	11,860	0.98%	0.87%	5,261,453	5,437,736
Net interest income / spread	$80,710	$82,277	5.23%	5.30%
Interest rate margin			5.35%	5.39%
Excess of average interest-earning assets over average interest-bearing liabilities					$720,304	$617,350
Average interest-earning assets to average interest-bearing liabilities ratio					113.69%	111.35%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,295)	$(943)	$(2,238)
Loans	2,660	(904)	1,756
Total interest income	1,365	(1,847)	(482)
Interest Expense:
Deposits	(23)	1,972	1,949
Repurchase agreements	(951)	51	(900)
Other borrowings	21	15	36
Total interest expense	(953)	2,038	1,085
Net Interest Income	$2,318	$(3,885)	$(1,567)

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 1A - ANALYSIS OF NET INTEREST INCOME AND CHANGES DUE TO VOLUME/RATE
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
A - TAX EQUIVALENT SPREAD
Interest-earning assets	$282,620	$265,314	6.24%	6.01%	$6,055,475	$5,906,945
Tax equivalent adjustment	8,013	5,800	0.18%	0.13%	-	-
Interest-earning assets - tax equivalent	290,633	271,114	6.42%	6.14%	6,055,475	5,906,945
Interest-bearing liabilities	39,036	31,455	0.98%	0.79%	5,350,683	5,293,422
Tax equivalent net interest income / spread	251,597	239,659	5.44%	5.34%	704,792	613,523
Tax equivalent interest rate margin			5.62%	5.47%
B - NORMAL SPREAD
Interest-earning assets:
Investments:
Investment securities	18,292	24,131	2.44%	2.48%	1,000,217	1,299,357
Interest bearing cash and money market investments	9,357	4,126	2.33%	1.76%	535,865	313,410
Total investments	27,649	28,257	2.44%	2.48%	1,536,082	1,612,767
Non-acquired loans
Mortgage	26,022	26,602	5.44%	5.25%	637,680	675,191
Commercial	76,383	62,119	6.43%	5.88%	1,588,887	1,411,413
Consumer	33,392	30,783	11.98%	11.42%	373,644	360,258
Auto and leasing	82,783	70,053	9.18%	9.39%	1,206,054	996,972
Total non-acquired loans	218,580	189,557	7.68%	7.36%	3,806,265	3,443,834
Acquired loans:
Acquired BBVAPR
Mortgage	18,342	20,710	5.34%	5.46%	458,410	505,659
Commercial	7,539	11,297	6.69%	7.63%	150,776	197,934
Consumer	2,270	2,038	23.53%	19.60%	12,900	13,903
Auto	788	3,263	16.12%	11.30%	6,536	38,624
Total acquired BBVAPR loans	28,939	37,308	6.14%	6.58%	628,622	756,120
Acquired Eurobank	7,452	10,192	11.76%	14.42%	84,506	94,224
Total loans	254,971	237,057	7.54%	7.38%	4,519,393	4,294,178
Total interest-earning assets	282,620	265,314	6.24%	6.01%	6,055,475	5,906,945

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Interest		Average rate		Average balance
	September	September	September	September	September	September
	2019	2018	2019	2018	2019	2018
	(Dollars in thousands)
Interest-bearing liabilities:
Deposits:
NOW Accounts	4,800	3,064	0.57%	0.38%	1,120,807	1,069,341
Savings and money market	5,508	4,623	0.62%	0.51%	1,187,020	1,216,198
Time deposits	11,024	8,475	1.38%	1.11%	1,070,111	1,021,707
Total core deposits	21,332	16,162	0.84%	0.65%	3,377,938	3,307,246
Brokered deposits	7,660	6,748	2.42%	1.86%	422,364	485,832
	28,992	22,910	1.02%	0.81%	3,800,302	3,793,078
Non-interest bearing deposits	-	-	0.00%	0.00%	1,097,145	1,060,535
Core deposit intangible amortization	602	644	0.00%	0.00%	-	-
Total deposits	29,594	23,554	0.81%	0.65%	4,897,447	4,853,613
Borrowings:
Securities sold under agreements to repurchase	6,234	5,160	2.47%	2.08%	336,859	332,215
Advances from FHLB and other borrowings	1,671	1,339	2.78%	2.50%	80,294	71,512
Subordinated capital notes	1,537	1,402	5.70%	5.19%	36,083	36,083
Total borrowings	9,442	7,901	2.79%	2.40%	453,236	439,810
Total interest-bearing liabilities	39,036	31,455	0.98%	0.79%	5,350,683	5,293,423
Net interest income / spread	$243,584	$233,859	5.26%	5.22%
Interest rate margin			5.38%	5.29%
Excess of average interest-earning assets over average interest-bearing liabilities					$704,792	$613,522
Average interest-earning assets to average interest-bearing liabilities ratio					113.17%	$111.59%

C - CHANGES IN NET INTEREST INCOME DUE TO:
	Volume	Rate	Total
	(In thousands)
Interest Income:
Investments	$(1,344)	$737	$(607)
Loans	11,639	6,274	17,913
Total interest income	10,295	7,011	17,306
Interest Expense:
Deposits	213	5,827	6,040
Repurchase agreements	72	1,002	1,074
Other borrowings	224	243	467
Total interest expense	509	7,072	7,581
Net Interest Income	$9,786	$(61)	$9,725

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

Comparison of the quarters ended September 30, 2019 and 2018

Net interest income of $80.7 million decreased $1.6 million from $82.3 million. Interest rate spread decreased 7 basis points to 5.23% from 5.30% and net interest margin decreased 4 basis points to 5.35% from 5.39%. These decreases are mainly due to the net effect of an increase of 4 basis points in the average yield of total interest-earning assets and an increase of 11 basis points in average cost of interest-bearing liabilities.

Net interest income was positively impacted by:

  Increase in interest income from originated loans of $5.9 million, reflecting higher balances in commercial, consumer and auto loan portfolios.

  Increase in interest income from cash and money markets instruments of $2.4 million reflecting the $322.4 million of available-for-sale mortgage-backed securities sale in the quarter ended September 30, 2019; and

  Decrease of $864 thousand in the interest expense from borrowings mainly related to the sale of mortgage-backed securities which reduced the necessity of high cost repurchase agreements funding.

Net interest income was adversely impacted by:

•          Decrease in interest income from investment securities of $4.6 million, or 41 basis points, due to a decrease in volume and yield of $3.4 million and $1.2 million, respectively, mainly reflecting the sale of $322.4 million of mortgage-backed securities in the quarter ended September 30, 2019;

•          Decrease in interest income from acquired loans of $4.2 million, reflecting decrease in volume of $2.7 million and yield of $1.5 million as such loans continue to be repaid; and

•          Increase in interest expense from deposits of $2.0 million, mainly from an increase in cost of customer deposits and brokered deposits of $1.9 million and $527 thousand, respectively.

Comparison of the nine-month period ended September 30, 2019 and 2018

Net interest income of $243.6 million increased $9.7 million from $233.9 million. Interest rate spread increased 4 basis points to 5.26% from 5.22% and net interest margin increased 9 basis points to 5.38% from 5.29%. These increases are mainly due to the net effect of an increase of 23 basis points in the average yield of total interest-earning assets and 19 basis points in the total average cost of interest-bearing liabilities.

Net interest income was positively impacted by:

  Increase in interest income from originated loans by $29.0 million, reflecting higher balances in commercial, consumer and auto loan portfolios; and

  Higher interest income from cash and money market of $5.2 million due to increase in price and volume of $1.6 million and $3.6 million, respectively.

Net interest income was adversely impacted by:

•          Decrease in the interest income from acquired loans of $11.1 million as such loans continue to be repaid;

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  Increase in interest expense from deposits of $6.0 million, mainly from an increase in customer and brokered deposit costs of $5.2 million and $912 thousand, respectively, and increase in cost of repurchase agreements of $1.0 million; and

  Decrease in interest income from investment of $5.8 million reflecting mortgage-backed securities sale in the second and third quarter of 2019.

TABLE 2 - NON-INTEREST INCOME SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2019	2018	Variance	2019	2018	Variance
	(Dollars in thousands)
Banking service revenue	$10,813	$10,797	0.1%	$32,054	$32,404	-1.1%
Wealth management revenue	6,611	6,407	3.2%	19,162	18,688	2.5%
Mortgage banking activities	1,118	1,242	-10.0%	2,953	3,987	-25.9%
Total banking and financial service revenue	18,542	18,446	0.5%	54,169	55,079	-1.7%
Net gain (loss) on:
Sale of securities available for sale	3,498	-	100.0%	8,274	-	100.0%
Early extinguishment of debt	-	-	0.0%	(7)	-	-100.0%
Other non-interest income	138	174	-20.7%	346	758	-54.4%
Total non-interest income, net	$22,178	$18,620	19.1%	$62,782	$55,837	12.4%

Non-Interest Income

Non-interest income is affected by the amount of the trust department assets under management, transactions generated by clients’ financial assets serviced by the securities broker-dealer and insurance agency subsidiaries, the level of mortgage banking activities, fees generated from loans and deposit accounts, and gains on sales of assets.

Comparison of quarters ended September 30, 2019 and 2018

Oriental recorded non-interest income, net, in the amount of $22.2 million, compared to $18.6 million, an increase of 19.1%, or $3.6 million.  The net increase in non-interest income was mainly due to a gain on the sale of $322.4 million mortgage-backed securities during the quarter of $3.5 million.

Comparison of nine-month periods ended September 30, 2019 and 2018

Oriental recorded non-interest income, net, in the amount of $62.8 million, compared to $55.8 million, an increase of 12.4%, or $7.0 million. The increase in non-interest income was mainly due to a gain on the sale of $672.2 million mortgage-backed securities during the period of $8.3 million. The increase in non-interest income was partially offset by a decrease in mortgage banking activities of $1.0 million, mainly reflecting lower mortgage servicing fees.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 3 - NON-INTEREST EXPENSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
	2019	2018	Variance %	2019	2018	Variance %
	(Dollars in thousands)
Compensation and employee benefits	$20,500	$18,495	10.8%	$60,716	$57,202	6.1%
Occupancy, equipment and infrastructure costs	7,307	8,388	-12.9%	22,564	25,322	-10.9%
Electronic banking charges	5,505	5,586	-1.5%	15,698	15,968	-1.7%
Professional and service fees	3,662	3,077	19.0%	10,297	8,917	15.5%
Loss on sale of foreclosed real estate, other repossessed assets and credit related expenses	2,889	3,946	-26.8%	8,839	9,880	-10.5%
Information technology expenses	2,247	2,056	9.3%	6,953	6,064	14.7%
Taxes, other than payroll and income taxes	2,235	2,175	2.8%	6,530	6,820	-4.3%
Advertising, business promotion, and strategic initiatives	1,333	1,329	0.3%	3,859	3,700	4.3%
Loan servicing and clearing expenses	1,194	1,251	-4.6%	3,562	3,639	-2.1%
Merger and restructuring charges	1,556	-	100.0%	2,556	-	100.0%
Communication	956	927	3.1%	2,556	2,627	-2.7%
Printing, postage, stationery and supplies	672	499	34.7%	1,885	1,748	7.8%
Insurance	(366)	1,620	-122.6%	2,057	4,580	-55.1%
Director and investor relations	374	223	67.7%	934	800	16.8%
Other	663	1,369	-51.6%	5,325	8,095	-34.2%
Total non-interest expenses	$50,727	$50,941	-0.4%	$154,331	$155,362	-0.7%
Relevant ratios and data:
Efficiency ratio	51.11%	50.58%		51.83%	53.77%
Compensation and benefits to non-interest expense	40.41%	36.31%		39.34%	36.82%
Compensation to average total assets owned	1.27%	1.14%		1.24%	1.20%
Average number of employees	1,436	1,365		1,436	1,365
Average compensation per employee	$14.28	$13.55		$42.28	$41.91
Average loans per average employee	$3,161	$3,234		$3,147	$3,155

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Non-Interest Expenses

Comparison of quarters ended September 30, 2019 and 2018

Non-interest expense was $50.7 million, representing a decrease of .0.4% compared to $50.9 million.

The decrease in non-interest expenses was driven by:

  Lower insurance expenses by $2.0 million, mainly driven by a $1.5 million insurance assessment credit from the savings association insurance fund (SAIF);

  Lower occupancy, equipment and infrastructure costs by $1.1 million, mainly attributed lower rent expenses due to the termination of several lease contracts and the closure of branches in 2018;

  Lower other non-interest expense by $705 thousand mainly related to lower claims and settlement accruals and lower allowances than prior year quarter; and

  Lower credit related expenses by $641 thousand, mainly attributed to lower foreclosure and repossession expenses.

The decreases in the foregoing non-interest expenses were offset by:

  Higher compensation and employee benefits by $2.0 million, mainly due to an increase in average employees; and

  Merger and restructuring charges incurred in the quarter amounting to $1.6 million related to the agreements with the Bank Nova Scotia to acquire its Puerto Rico and US Virgin Islands operations.

The efficiency ratio was 51.11% from 50.58%. The efficiency ratio measures how much of Oriental’s revenues is used to pay operating expenses. Oriental computes its efficiency ratio by dividing non-interest expenses by the sum of its net interest income and non-interest income, but excluding gains on the sale of investment securities, derivatives gains or losses, other gains and losses, and other income that may be considered volatile in nature. Management believes that the exclusion of those items permits consistent comparability. Amounts presented as part of non-interest income that are excluded from the efficiency ratio computation for the quarters ended September 30, 2019 and 2018 amounted to $3.6 million and $174 thousand, respectively.

Comparison of nine-month periods ended September 30, 2019 and 2018

Non-interest expense was $154.3 million, representing a decrease of 0.7% compared to $155.4 million.

The decrease in non-interest expenses was driven by:

  Lower other operating expenses by $2.8 million, mainly attributed to higher claims and settlements accruals and other losses, and to minor repairs to physical assets related to the impact of hurricanes during the year ago period, which were not present in 2019;

  Lower occupancy, equipment and infrastructure costs by $2.8 million, mainly attributed lower rent expenses due to the termination of several lease contracts and the closure of branches in 2018, partially offset by $478 thousand received in the prior year period as an early termination from one of our former tenants; and

  Lower insurance expenses by $2.5 million, mainly driven by a $1.5 million SAIF insurance assessment credit and lower assessment rate.

The decreases in the foregoing non-interest expenses were partially offset by:

  Higher compensation and employee benefits by $3.5 million, mainly due to an increase in average employees;

  Merger and restructuring charges incurred amounting to $2.6 million related to the agreements with The Bank Nova Scotia on June 26, 2019 to acquire its Puerto Rico and US Virgin Islands operations; and

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

  Higher professional and service fees by $1.4 million, mainly consulting and advisory fees.

The efficiency ratio improved to 51.83% from 53.77%. Amounts presented as part of non-interest income that are excluded from efficiency ratio computation for the nine-month periods ended September 30, 2019 and 2018 amounted to $8.6 million and $758 thousand, respectively.

Provision for Loan and Lease Losses

Comparison of quarters ended September 30, 2019 and 2018

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the quarters was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses, net increased $29.2 million from $14.6 million to $43.8 million, resulting from:

  Increase of $39.0 million primarily from deciding to sell $95.0 million in unpaid principal balance of non-performing commercial and mortgage loans, both acquired and originated;

  Decrease of $2.4 million from the proceeds of the sale of $26.0 million of previously charged off auto and consumer loans;

  Decrease of $4.5 million from the adjustment to qualitative factors of the allowance for loan and lease losses, reflecting sustained favorable macroeconomic conditions in Puerto Rico; and

  Decrease of $2.9 million reflecting improved asset quality.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Comparison of nine-month periods ended September 30, 2019 and 2018

Based on an analysis of the credit quality and the composition of Oriental’s loan portfolio, management determined that the provision for the nine-month period was adequate to maintain the allowance for loan and lease losses at an appropriate level to provide for probable losses based upon an evaluation of known and inherent risks.

Provision for loan and lease losses increased $28.9 million to $73.7 million reflecting:

  Increase of $39.0 million primarily from deciding to sell $95.0 million in unpaid principal balance of non-performing commercial and mortgage loans, both acquired and originated;

  Decrease of $2.4 million from the proceeds of the sale of $26.0 million of previously charged off auto and consumer loans; and

  Decrease of $4.5 million from the adjustment to qualitative factors of the allowance for loan and lease losses, reflecting sustained favorable macroeconomic conditions in Puerto Rico.

  Decrease of $3.2 million reflecting improved asset quality.

Please refer to the "Allowance for Loan and Lease Losses" in the "Credit Risk Management" section of this MD&A for a more detailed analysis of the allowance for loan and lease losses.

Income Taxes

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comparison of quarters ended September 30, 2019 and 2018

Income tax expense was $1.0 million, compared to $12.3 million, reflecting a decrease in the effective income tax rate to 12.0% for the quarter ended September 30, 2019 as a result of a decrease in the estimated annual effective income tax rate to 30.5%.

Comparison of nine-month periods ended September 30, 2019 and 2018

Income tax expense was $23.5 million, compared to $29.9 million, reflecting a decrease in the effective income tax rate to 30.5%, mainly due to a higher proportion of exempt income and income subject to preferential rates.

Business Segments

Oriental segregates its businesses into the following major reportable segments: Banking, Wealth Management, and Treasury. Management established the reportable segments based on the internal reporting used to evaluate performance and to assess where to allocate resources. Other factors such as Oriental’s organization, nature of its products, distribution channels and economic characteristics of its services were also considered in the determination of the reportable segments. Oriental measures the performance of these reportable segments based on pre-established goals of different financial parameters such as net income, net interest income, loan production, and fees generated. Oriental’s methodology for allocating non-interest expenses among segments is based on several factors such as revenue, employee headcount, occupied space, dedicated services or time, among others.  Following are the results of operations and the selected financial information by operating segment for the quarters and nine-month periods ended September 30, 2019 and 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Quarter Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$85,147	$16	$8,492	$93,655	$-	$93,655
Interest expense	(9,260)	-	(3,685)	(12,945)	-	(12,945)
Net interest income	75,887	16	4,807	80,710	-	80,710
Provision for loan and lease losses	(43,678)	-	(92)	(43,770)	-	(43,770)
Non-interest income	11,946	6,719	3,513	22,178	-	22,178
Non-interest expenses	(46,555)	(3,450)	(722)	(50,727)	-	(50,727)
Intersegment revenue	507	-	-	507	(507)	-
Intersegment expenses	-	(141)	(366)	(507)	507	-
Income before income taxes	$(1,893)	$3,144	$7,140	$8,391	$-	$8,391
Income tax expense	(738)	1,226	520	1,008	-	1,008
Net income	$(1,155)	$1,918	$6,620	$7,383	$-	$7,383
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

	Nine-Month Period Ended September 30, 2019
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$253,138	$53	$29,429	$282,620	$-	$282,620
Interest expense	(27,083)	-	(11,953)	(39,036)	-	(39,036)
Net interest income	226,055	53	17,476	243,584	-	243,584
Provision for loan and lease losses	(73,560)	-	(164)	(73,724)	-	(73,724)
Non-interest income	34,932	19,537	8,313	62,782	-	62,782
Non-interest expenses	(139,384)	(11,675)	(3,272)	(154,331)	-	(154,331)
Intersegment revenue	1,648	-	-	1,648	(1,648)	-
Intersegment expenses	-	(480)	(1,168)	(1,648)	1,648	-
Income before income taxes	$49,691	$7,435	21,185	$78,311	$-	$78,311
Income tax expense (benefit)	18,634	2,788	2,057	23,479	-	23,479
Net income	$31,057	$4,647	$19,128	$54,832	$-	$54,832
Total assets	$5,919,877	$26,596	$1,465,329	$7,411,802	$(1,078,297)	$6,333,505

	Quarter Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$83,664	$9	$10,464	$94,137	$-	$94,137
Interest expense	(7,701)	-	(4,159)	(11,860)	-	(11,860)
Net interest income	75,963	9	6,305	82,277	-	82,277
Provision for loan and lease losses	(14,478)	-	(123)	(14,601)	-	(14,601)
Non-interest income	12,157	6,463	-	18,620	-	18,620
Non-interest expenses	(46,049)	(3,720)	(1,172)	(50,941)	-	(50,941)
Intersegment revenue	616	-	-	616	(616)	-
Intersegment expenses	-	(273)	(343)	(616)	616	-
Income before income taxes	$28,209	$2,479	$4,667	$35,355	$-	$35,355
Income tax expense	11,001	967	287	12,255	-	12,255
Net income	$17,208	$1,512	$4,380	$23,100	$-	$23,100
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

	Nine-Month Period Ended September 30, 2018
		Wealth		Total Major		Consolidated
	Banking	Management	Treasury	Segments	Eliminations	Total
	(In thousands)
Interest income	$236,171	$35	$29,107	$265,313	$-	$265,313
Interest expense	(21,123)	-	(10,331)	(31,454)	-	(31,454)
Net interest income	215,048	35	18,776	233,859	-	233,859
Provision for loan and lease losses	(44,677)	-	(131)	(44,808)	-	(44,808)
Non-interest income	36,590	19,219	28	55,837	-	55,837
Non-interest expenses	(140,239)	(12,288)	(2,835)	(155,362)	-	(155,362)
Intersegment revenue	1,519	-	-	1,519	(1,519)	-
Intersegment expenses	-	(660)	(859)	(1,519)	1,519	-
Income before income taxes	$68,241	$6,306	$14,979	$89,526	$-	$89,526
Income tax expense	26,614	2,459	787	29,860	-	29,860
Net income	$41,627	$3,847	$14,192	$59,666	$-	$59,666
Total assets	$6,156,500	$25,243	$1,459,682	$7,641,425	$(984,751)	$6,656,674

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Comparison of quarters ended September 30, 2019 and 2018

Banking

Oriental's banking segment net income before taxes decreased $30.1 million from $28.2 million to a loss of $1.9 million, mainly reflecting:

•         Increase in provision for loan and lease losses of $29.2 million related to a $39.0 million increase primarily from deciding to sell non-performing commercial and mortgage loans, $2.4 million decrease from the proceeds of the sale of previously charged off auto and consumer loans, $4.5 million decrease from the adjustment to qualitative factors of the allowance for loan and lease losses, and $2.9 million decrease to reflecting improved asset quality;

•         Increase  in interest expense of $1.6 million, mainly from an increase in the cost deposits by $1.9 million; and

•          Increase in interest income of $1.5 million, mainly due to $5.9 million increase from originated loans reflecting higher balances in commercial, consumer and auto portfolios and a $4.2 million decrease from acquired loans as such loans continue to be repaid.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $665 thousand to $3.1 million, mainly from a decrease in non-interest expenses of $270 thousand and an increase in non-interest income of $256 thousand.

Treasury

Treasury segment net income before taxes increased $2.5 million from $4.7 million to $7.1 million, reflecting:

  An increase of $3.5 million from a gain on the sale of $322.4 million mortgage-backed securities during the quarter; and

  Decrease in net interest income of $1.5 million due to a decrease in investments volume by $1.3 million and rate by $943 thousand, partially offset by $1.0 million decrease in repurchase agreements volume.

Comparison of nine-month periods ended September 30, 2019 and 2018

Banking

Oriental's banking segment net income before taxes decreased $18.6 million to $49.7 million, reflecting:

•          Increase in provision for loan and lease losses of $28.9 million related to a $39.0 million increase primarily from deciding to sell non-performing commercial and mortgage loans, $2.4 million decrease from the proceeds of the sale of previously charged off auto and consumer loans, $4.5 million decrease from the adjustment to qualitative factors of the allowance for loan and lease losses, and $3.2 million decrease to reflecting improved asset quality;

•          Increase in interest expense of $6.0 million, mainly from an increase in the cost of customer deposits by $6.0 million;

•          Increase in interest income of $17.0 million, mainly due to a $29.0 million increase from originated loans reflecting higher balances in commercial, consumer and auto portfolios and a $11.1 million decrease from acquired loans as such loans continue to be repaid; and

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•          Decrease in mortgage banking activities of $1.0 million, mainly reflecting lower mortgage servicing fees.

Wealth Management

Wealth management segment revenue, which consists of commissions and fees from fiduciary activities, and securities brokerage and insurance activities, increased $1.1 million to $7.4 million, mainly due to a decrease in non-interest expenses of $613 thousand mainly from lower legal expenses related to claims and settlement accruals, and an increase of $318 thousand in non-interest income.

Treasury

Treasury segment net income before taxes, which consists of Oriental's asset/liability management activities, such as purchase and sale of investment securities, interest rate risk management, derivatives, and borrowings, increased to $21.2 million, compared to $15.0 million, reflecting:

•          An increase of $8.3 million from a gain on the sale of $672.2 million in mortgage-backed securities in 2019; and

  Increase in interest expense of $1.6 million, $1.1 million corresponding to an increase in repurchase agreements rate.

ANALYSIS OF FINANCIAL CONDITION

Assets Owned

At September 30, 2019, Oriental’s total assets amounted to $6.334 billion representing a decrease of 3.8% when compared to $6.583 billion at December 31, 2018. Investments decreased $749.9 million, loans decreased $24.4 million and cash increased $514.8 million.

In January 1, 2019 Oriental reclassified $424.7 million of its held-to-maturity securities into available-for-sale securities as a result of the adoption of ASU 2017-12. During the nine-month period ended September 30, 2019 Oriental sold $672.2 million of its available for sale mortgage-backed securities at a gain of $8.3 million in order to fund Oriental’s growth plans, including the Scotiabank Transaction. As a result of these sales, cash increased 115.2% to $961.8 million.

Oriental’s loan portfolio is comprised of residential mortgage loans, commercial loans collateralized by mortgages on real estate, other commercial and industrial loans, consumer loans, and auto loans. At September 30, 2019, Oriental’s loan portfolio decreased 1.0%. Loan production during the nine-month period ended September 30, 2019, reached $894.4 million compared to $1.096 million in the year ago period, a 18.4% decrease, mainly from lower originations in the commercial and the US loan program portfolios. The non-acquired loan portfolio increased $46.4 million from December 31, 2018 to $3.791 billion at September 30, 2019. From December 31, 2018, the BBVAPR acquired loan portfolio decreased $106.3 million to $570.2 million and the Eurobank acquired loan portfolio decreased $7.6 million to $79.4 million at September 30, 2019. During the nine-month period ended September 30, 2019 Oriental decided to sell $168.8 million unpaid principal balance in non-performing mortgage and commercial loans, both acquired and originated, and recognized them at their fair value. Some of these loans were sold during the quarter ended September 30, 2019 and the rest are expected to be sold in the last quarter of 2019.

In addition, assets reflect the adoption of the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for lease classified as operating leases, prospectively.  At September 30, 2019, the right of use assets amounted to $19.3 million.

Financial Assets Managed

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s financial assets include those managed by Oriental’s trust division, retirement plan administration subsidiary, and assets gathered by its broker-dealer and insurance subsidiaries. Oriental’s trust division offers various types of individual retirement accounts ("IRAs") and manages 401(k) and Keogh retirement plans and custodian and corporate trust accounts, while the retirement plan administration subsidiary, OPC, manages private retirement plans. At September 30, 2019, total assets managed by Oriental’s trust division and OPC amounted to $2.980 billion, compared to $2.771 billion at December 31, 2018. Oriental Financial Services offers a wide array of investment alternatives to its client base, such as tax-advantaged fixed income securities, mutual funds, stocks, bonds and money management wrap-fee programs. At September 30, 2019, total assets gathered by Oriental Financial Services and Oriental Insurance from its customer investment accounts amounted to $2.349 billion, compared to $2.116 billion at December 31, 2018. Changes in trust and broker-dealer related assets primarily reflect changes in portfolio balances and differences in market values.

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

As of September 30, 2019, Oriental had $86.1 million of goodwill allocated as follows: $84.1 million to the Banking unit and $2.0 million to the Wealth Management unit. During the last quarter of 2018, based on its annual goodwill impairment test, Oriental determined that both units passed step one of the two-step impairment test. As a result of step one, the fair value of both units exceeded its adjusted net book value. Accordingly, Oriental determined that the carrying value of the goodwill allocated to the Banking unit and Wealth Management was not impaired as of the valuation date.  There were no events that caused Oriental to perform interim testing in the quarter ended September 30, 2019.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 4 - ASSETS SUMMARY AND COMPOSITION

	September 30	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Investments:
FNMA and FHLMC certificates	$424,169	$978,071	-56.6%
Obligations of US government-sponsored agencies	2,028	2,265	-10.5%
US Treasury securities	10,939	10,805	1.2%
CMOs issued by US government-sponsored agencies	55,103	64,064	-14.0%
GNMA certificates	25,831	210,169	-87.7%
FHLB stock	10,525	12,644	-16.8%
Other debt securities	1,025	1,222	-16.1%
Other investments	98	364	-73.1%
Total investments	529,718	1,279,604	-58.6%
Loans	4,407,190	4,431,594	-0.6%
Total investments and loans	4,936,908	5,711,198	-13.6%
Other assets:
Cash and due from banks (including restricted cash)	954,852	445,133	114.5%
Money market investments	8,035	4,930	63.0%
Foreclosed real estate	26,952	33,768	-20.2%
Accrued interest receivable	30,470	34,254	-11.0%
Deferred tax asset, net	112,602	113,763	-1.0%
Premises and equipment, net	69,754	68,892	1.3%
Servicing assets	10,125	10,716	-5.5%
Derivative assets	13	347	-96.3%
Goodwill	86,069	86,069	0.0%
Right of use assets	19,318	-	100.0%
Other assets and customers' liability on acceptances	78,407	74,282	5.6%
Total other assets	1,396,597	872,154	60.1%
Total assets	$6,333,505	$6,583,352	-3.8%
Investment portfolio composition:
FNMA and FHLMC certificates	80.0%	76.5%
Obligations of US government-sponsored agencies	0.4%	0.2%
US Treasury securities	2.1%	0.8%
CMOs issued by US government-sponsored agencies	10.4%	5.0%
GNMA certificates	4.9%	16.4%
FHLB stock	2.0%	1.0%
Other debt securities and other investments	0.2%	0.1%
	100.0%	100.0%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 5 — LOANS RECEIVABLE COMPOSITION
	September 30	December 31,	Variance
	2019	2018	%
	(In thousands)
Originated and other loans and leases held for investment:
Mortgage	$589,383	$668,809	-11.9%
Commercial	1,573,629	1,597,588	-1.5%
Consumer	362,358	348,980	3.8%
Auto and leasing	1,266,066	1,129,695	12.1%
	3,791,436	3,745,072	1.2%
Allowance for loan and lease losses on originated and other loans and leases	(79,089)	(95,188)	-16.9%
	3,712,347	3,649,884	1.7%
Deferred loan costs, net	9,608	7,740	24.1%
Total originated and other loans held for investment, net	3,721,955	3,657,624	1.8%
Acquired loans:
Acquired BBVAPR loans:
Accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	2,217	2,546	-12.9%
Consumer	21,461	23,988	-10.5%
Auto	237	4,435	-94.7%
	23,915	30,969	-22.8%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-20	(1,490)	(2,062)	-27.7%
	22,425	28,907	-22.4%
Accounted for under ASC 310-30 (Loans acquired with deteriorated credit quality, including those by analogy)
Mortgage	439,675	492,890	-10.8%
Commercial	155,653	182,319	-14.6%
Auto	3,883	14,403	-73.0%
	599,211	689,612	-13.1%
Allowance for loan and lease losses on acquired BBVAPR loans accounted for under ASC 310-30	(51,394)	(42,010)	22.3%
	547,817	647,602	-15.4%
Total acquired BBVAPR loans, net	570,242	676,509	-15.7%
Acquired Eurobank loans:
Loans secured by 1-4 family residential properties	54,603	63,392	-13.9%
Commercial	46,412	47,826	-3.0%
Consumer	802	846	-5.2%
	101,817	112,064	-9.1%
Allowance for loan and lease losses on Eurobank loans	(22,370)	(24,971)	-10.4%
Total acquired Eurobank loans, net	79,447	87,093	-8.8%
Total acquired loans, net	649,689	763,602	-14.9%
Total held for investment, net	4,371,644	4,421,226	-1.1%
Mortgage loans held for sale	23,504	10,368	126.7%
Other loans held for sale	12,042	-	100.0%
Total loans, net	$4,407,190	$4,431,594	-0.6%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s loan portfolio is composed of two segments, loans initially accounted for under the amortized cost method (referred to as "originated and other" loans) and loans acquired (referred to as "acquired" loans). Acquired loans are further segregated between acquired BBVAPR loans and acquired Eurobank loans. Acquired Eurobank loans were purchased subject to loss-sharing agreements with the FDIC, which were terminated by the first quarter of 2017.

As shown in Table 5 above, total loans, net, amounted to $4.407 billion at September 30, 2019 and $4.432 billion at December 31, 2018. Oriental’s originated and other loans held-for-investment portfolio composition and trends were as follows:

•         Mortgage loan portfolio amounted to $589.4 million (15.5% of the gross originated loan portfolio) compared to $668.8 million (17.9% of the gross originated loan portfolio) at December 31, 2018. Mortgage loan production totaled $23.8 million and $69.1 million for the quarter and nine-month period ended September 30, 2019, which represents a decrease of 14.6% and 20.0% from $27.9 million and $86.3 million, respectively, for the same periods in 2018. Mortgage loans included delinquent loans in the GNMA buy-back option program amounting to $11.4 million and $19.7 million at September 30, 2019 and December 31, 2018, respectively. Servicers of loans underlying GNMA mortgage-backed securities must report as their own assets the defaulted loans that they have the option (but not the obligation) to repurchase, even when they elect not to exercise that option.

•         Commercial loan portfolio amounted to $1.574 billion (41.5% of the gross originated loan portfolio) compared to $1.598 billion (42.7% of the gross originated loan portfolio) at December 31, 2018. Commercial loan production, including the U.S. loan program production of $12.2 million and $100.3 million, respectively, decreased 45.4% and 40.3% to $77.9 million and $290.5 million, respectively, for the quarter and nine-month period ended September 30, 2019, from $142.7 million and $486.7 million, for the same periods in 2018.

•         Consumer loan portfolio amounted to $362.4 million (9.6% of the gross originated loan portfolio) compared to $349.0 million (9.3% of the gross originated loan portfolio) at December 31, 2018. Consumer loan production increased 12.2% and 11.4% to $48.3 million and $136.8 million, respectively, for the quarter and nine-month period ended September 30, 2019 from $43.0 million and $122.8 million, respectively, for the same periods in 2018.

•         Auto and leasing portfolio amounted to $1.266 billion (33.4% of the gross originated loan portfolio) compared to $1.130 million (30.1 of the gross originated loan portfolio) at December 31, 2018. Auto production continued strong at $141.5 million and $398.0 million, respectively for the quarter and nine-month period ended September 30, 2019, compared to $140.4 million and $399.6 million for the same periods in 2018.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 6 — HIGHER RISK RESIDENTIAL MORTGAGE LOANS

	September 30, 2019
	Higher-Risk Residential Mortgage Loans*
							High Loan-to-Value Ratio Mortgages
	Junior Lien Mortgages			Interest Only Loans			LTV 90% and over
	Carrying			Carrying			Carrying
	Value	Allowance	Coverage	Value	Allowance	Coverage	Value	Allowance	Coverage
	(In thousands)
Delinquency:
0 - 89 days	$7,702	$210	2.73%	$7,452	$173	2.32%	$66,198	$1,695	2.56%
90 - 119 days	302	23	7.62%	-	-	0.00%	1,917	88	4.59%
120 - 179 days	93	-	0.00%	-	-	0.00%	902	28	3.10%
180 - 364 days	30	-	0.00%	46	-	0.00%	2,151	47	2.19%
365+ days	98	3	3.06%	743	28	3.77%	12,381	247	1.99%
Total	$8,225	$236	2.87%	$8,241	$201	2.44%	$83,549	$2,105	2.52%
Percentage of total loans excluding acquired loans accounted for under ASC 310-30	0.22%			0.22%			2.19%
Refinanced or Modified Loans:
Amount	$2,140	$201	9.39%	$578	$55	9.52%	$30,747	$1,795	5.84%
Percentage of Higher-Risk Loan Category	26.02%			7.01%			36.80%
Loan-to-Value Ratio:
Under 70%	$5,456	$140	2.57%	$1,037	$18	1.74%	$-	$-	-
70% - 79%	697	35	5.02%	1,712	29	1.69%	-	-	-
80% - 89%	1,447	45	3.11%	3,424	59	1.72%	-	-	-
90% and over	625	16	2.56%	2,068	95	4.59%	83,549	2,105	2.52%
	$8,225	$236	2.87%	$8,241	$201	2.44%	$83,549	$2,105	2.52%

* Loans may be included in more than one higher-risk loan category and excludes acquired residential mortgage loans.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deposits from the Puerto Rico government totaled $250.1 million at September 30, 2019. The following table includes the maturities of Oriental's lending and investment exposure to the Puerto Rico government, which is limited solely to loans to municipalities secured by ad valorem taxation, without limitation as to rate or amount, on all taxable property within the issuing municipalities. The good faith, credit and unlimited taxing power of each issuing municipality are pledged for the payment of its general obligations.

TABLE 7 - PUERTO RICO GOVERNMENT RELATED LOANS AND SECURITIES

September 30, 2019
			Maturity
Loans and Securities:	Carrying Value	Less than 1 Year	1 to 3 Years	More than 3 Years
	(In thousands)
Municipalities	$125,618	$64,970	$107	$60,541

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

At September 30, 2019, Oriental’s allowance for loan and lease losses amounted to $154.3 million, a $9.9 million decrease from $164.2 million at December 31, 2018.

Tables 8 through 10 set forth an analysis of activity in the allowance for loan and lease losses and present selected loan loss statistics. In addition, Table 5 sets forth the composition of the loan portfolio.

Please refer to the “Provision for Loan and Lease Losses” section in this MD&A for a more detailed analysis of provisions for loan and lease losses.

Non-performing Assets

Oriental’s non-performing assets include non-performing loans and foreclosed real estate (see Tables 11 and 12). At September 30, 2019 and December 31, 2018, Oriental had $73.4 million and $119.7 million, respectively, of non-accrual loans, including acquired BBVAPR loans accounted for under ASC 310-20 (loans with revolving feature and/or acquired at a premium).

At September 30, 2019 and December 31, 2018, loans whose terms have been extended and which are classified as troubled-debt restructurings that are not included in non-performing assets amounted to $103.8 million and $112.9 million, respectively.

At September 30, 2019 and December 31, 2018, loans that are current in their monthly payments, but placed in non-accrual amounted to $16.6 million and $21.2 million, respectively. During the nine-month period ended September 30, 2019, a $9.3 million loan that is current in its monthly payments was placed in non-accrual due to credit deterioration.

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

At September 30, 2019, Oriental’s non-performing assets decreased by 33.5% to $107.3 million (1.93% of total assets, excluding acquired loans with deteriorated credit quality) from $161.3 million (2.76% of total assets, excluding acquired loans with deteriorated credit quality) at December 31, 2018, mainly from deciding to sell mortgage and commercial loans, both originated and acquired, during the nine-month period ended September 30, 2019. Foreclosed real estate and other repossessed assets amounting to $27.0 million and $3.5 million, respectively, at September 30, 2019, and $33.8 million and $3.0 million, respectively, at December 31, 2018, were recorded at fair value. Oriental does not expect non-performing loans to result in significantly higher losses. At September 30, 2019, the allowance coverage ratio for originated loan and lease losses to non-performing loans was 104.39% (77.38% at December 31, 2018).

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

The following items comprise non-performing assets:

•         Originated and other loans held for investment:

Residential mortgage loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the collateral underlying the loan, except for FHA and VA insured mortgage loans which are placed in non-accrual when they become 12 months or more past due. At September 30, 2019, Oriental’s originated non-performing mortgage loans totaled $21.1 million (27.5% of Oriental’s non-performing loans), a 66.8% decrease from $63.7 million (51.1% of Oriental’s non-performing loans) at December 31, 2018.

Commercial loans — are placed on non-accrual status when they become 90 days or more past due and are written-down, if necessary, based on the specific evaluation of the underlying collateral, if any. At September 30, 2019, Oriental’s originated non-performing commercial loans amounted to $35.6 million (46.2% of Oriental’s non-performing loans), a 16.1% decrease from $42.5 million at December 31, 2018 (34.1% of Oriental’s non-performing loans).

Consumer loans — are placed on non-accrual status when they become 90 days past due and written-off when payments are delinquent 120 days in personal loans and 180 days in credit cards and personal lines of credit. At September 30, 2019, Oriental’s originated non-performing consumer loans amounted to $4.0 million (5.2% of Oriental’s non-performing loans), a 19.5% increase from $3.4 million at December 31, 2018 (2.7% of Oriental’s non-performing loans).

Auto loans and leases — are placed on non-accrual status when they become 90 days past due, partially written-off to collateral value when payments are delinquent 120 days, and fully written-off when payments are delinquent 180 days. At September 30, 2019, Oriental’s originated non-performing auto loans and leases amounted to $15.0 million (19.6% of Oriental’s total non-performing loans), an increase of 11.3% from $13.5 million at December 31, 2018 (10.8% of Oriental’s total non-performing loans).

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN

	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Originated and other loans held for investment
Allowance balance:
Mortgage	$8,391	$19,783	-57.6%
Commercial	22,323	30,326	-26.4%
Consumer	15,328	15,571	-1.6%
Auto and leasing	33,047	29,508	12.0%
Total allowance balance	$79,089	$95,188	-16.9%
Allowance composition:
Mortgage	10.6%	20.8%
Commercial	28.2%	31.9%
Consumer	19.4%	16.4%
Auto and leasing	41.8%	31.0%
	100.0%	100.0%
Allowance coverage ratio at end of period applicable to:
Mortgage	1.42%	2.96%	-52.0%
Commercial	1.42%	1.90%	-25.3%
Consumer	4.23%	4.46%	-5.2%
Auto and leasing	2.61%	2.61%	0.0%
Total allowance to total originated loans	2.09%	2.54%	-17.7%
Allowance coverage ratio to non-performing loans:
Mortgage	39.70%	31.05%	27.9%
Commercial	62.70%	71.43%	-12.2%
Consumer	382.44%	464.25%	-17.6%
Auto and leasing	220.03%	218.67%	0.6%
Total	104.39%	77.38%	34.9%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)

	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-20
Allowance balance:
Commercial	$20	$22	-9.1%
Consumer	1,448	1,905	-24.0%
Auto	22	135	-83.7%
Total allowance balance	$1,490	$2,062	-27.7%
Allowance composition:
Commercial	1.3%	1.1%
Consumer	97.2%	92.4%
Auto	1.5%	6.6%
	100.0%	100.00%
Allowance coverage ratio at end of period applicable to:
Commercial	0.90%	0.86%	4.7%
Consumer	6.75%	7.94%	-15.0%
Auto	9.28%	3.04%	205.3%
Total allowance to total acquired loans	6.23%	6.66%	-6.5%
Allowance coverage ratio to non-performing loans:
Commercial	2.48%	2.32%	6.9%
Consumer	706.34%	478.64%	47.6%
Auto	50.00%	67.50%	-25.9%
Total	140.96%	133.20%	5.8%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 8 — ALLOWANCE FOR LOAN AND LEASE LOSSES BREAKDOWN (CONTINUED)
	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Acquired BBVAPR loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$20,458	$15,225	34.4%
Commercial	28,647	20,641	38.8%
Auto	2,289	6,144	-62.7%
Total allowance balance	$51,394	$42,010	22.3%
Allowance composition:
Mortgage	39.8%	36.2%
Commercial	55.8%	49.1%
Auto	4.5%	14.6%
	100.0%	100.0%

Acquired Eurobank loans accounted for under ASC 310-30
Allowance balance:
Mortgage	$13,809	$15,382	-10.2%
Commercial	8,561	9,585	-10.7%
Consumer	-	4	-100.0%
Total allowance balance	$22,370	$24,971	-10.4%
Allowance composition:
Mortgage	61.7%	61.6%
Commercial	38.3%	38.4%
	100.0%	100.0%

TABLE 9 — ALLOWANCE FOR LOAN AND LEASE LOSSES SUMMARY

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
	(Dollars in thousands)
Originated and other loans:
Balance at beginning of period	$89,952	$94,218	-4.5%	$95,188	$92,718	2.7%
Charge-offs	(42,078)	(18,380)	128.9%	(77,503)	(55,403)	39.9%
Recoveries	7,651	5,978	28.0%	18,026	16,702	7.9%
Provision for loan and lease losses	23,564	13,420	75.6%	43,378	41,219	5.2%
Balance at end of period	$79,089	$95,236	-17.0%	$79,089	$95,236	-17.0%
Acquired loans:
BBVAPR loans
Acquired loans accounted for under ASC 310-20:
Balance at beginning of period	$1,685	$2,726	-38.2%	$2,062	$3,862	-46.6%
Charge-offs	(341)	(711)	-52.0%	(1,435)	(2,371)	-39.5%
Recoveries	282	267	5.6%	566	902	-37.3%
Provision (recapture) for loan and lease losses	(136)	68	-300.0%	297	(43)	-790.7%
Balance at end of period	$1,490	$2,350	-36.6%	$1,490	$2,350	-36.6%
Acquired loans accounted for under ASC 310-30:
Balance at beginning of period	$45,427	$44,176	2.8%	$42,010	$45,755	-8.2%
Provision for loan and lease losses	19,271	807	2288.0%	27,852	2,528	1001.7%
Allowance de-recognition	(13,304)	(1,108)	1100.7%	(18,468)	(4,408)	319.0%
Balance at end of period	$51,394	$43,875	17.1%	$51,394	$43,875	17.1%

Eurobank loans
Balance at beginning of period	$25,578	$24,314	5.2%	$24,971	$25,174	-0.8%
Provision for loan and lease losses	1,071	306	250.0%	2,197	1,110	97.9%
Allowance de-recognition	(4,279)	(339)	1162.2%	(4,798)	(2,003)	139.5%
Balance at end of period	$22,370	$24,281	-7.9%	$22,370	$24,281	-7.9%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
	(Dollars in thousands)
Originated and other loans and leases:
Mortgage
Charge-offs	$(16,299)	$(1,429)	1040.6%	$(17,490)	$(3,727)	369.3%
Recoveries	493	139	254.7%	1,096	919	19.3%
Total	(15,806)	(1,290)	1125.3%	(16,394)	(2,808)	483.8%
Commercial
Charge-offs	(8,402)	(3,249)	158.6%	(11,634)	(6,396)	81.9%
Recoveries	174	119	46.2%	497	528	-5.9%
Total	(8,228)	(3,130)	162.9%	(11,137)	(5,868)	89.8%
Consumer
Charge-offs	(5,046)	(4,591)	9.9%	(14,005)	(13,438)	4.2%
Recoveries	1,260	278	353.2%	1,850	757	144.4%
Total	(3,786)	(4,313)	-12.2%	(12,155)	(12,681)	-4.1%
Auto
Charge-offs	(12,331)	(9,111)	35.3%	(34,374)	(31,842)	8.0%
Recoveries	5,724	5,442	5.2%	14,583	14,498	0.6%
Total	(6,607)	(3,669)	80.1%	(19,791)	(17,344)	14.1%
Net credit losses
Total charge-offs	(42,078)	(18,380)	128.9%	(77,503)	(55,403)	39.9%
Total recoveries	7,651	5,978	28.0%	18,026	16,702	7.9%
Total	$(34,427)	$(12,402)	177.6%	$(59,477)	$(38,701)	53.7%
Net credit losses to average loans outstanding:
Mortgage	10.14%	0.77%	1216.9%	3.43%	0.55%	523.6%
Commercial	2.06%	0.83%	148.2%	0.93%	0.55%	69.1%
Consumer	4.00%	4.74%	-15.6%	4.34%	4.69%	-7.5%
Auto	2.10%	1.39%	51.1%	2.19%	2.32%	-5.6%
Total	3.57%	1.38%	158.7%	1.75%	1.20%	46.0%
Recoveries to charge-offs	18.18%	32.52%	-44.1%	23.26%	30.15%	-22.9%
Average originated loans:
Mortgage	$623,772	667,372	-6.5%	$637,680	675,191	-5.6%
Commercial	1,597,902	1,512,661	5.6%	1,588,887	1,411,414	12.6%
Consumer	378,967	363,884	4.1%	373,644	360,258	3.7%
Auto	1,258,394	1,057,232	19.0%	1,206,054	996,972	21.0%
Total	$3,859,035	$3,601,149	7.2%	$3,806,265	$3,443,835	10.5%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 10 — NET CREDIT LOSSES STATISTICS ON LOAN AND LEASES, EXCLUDING LOANS ACCOUNTED FOR UNDER ASC 310-30 (CONTINUED)

	Quarter Ended September 30,			Nine-Month Period Ended September 30,
			Variance			Variance
	2019	2018	%	2019	2018	%
	(Dollars in thousands)
Acquired loans accounted for under ASC 310-20:
Commercial
Charge-offs	$(19)	$(1)	1800.0%	$(99)	$(6)	1550.0%
Recoveries	1	3	-66.7%	6	18	-66.7%
Total	(18)	2	-1000.0%	(93)	12	-875.0%
Consumer
Charge-offs	(270)	(638)	-57.7%	(1,143)	(2,080)	-45.0%
Recoveries	203	95	113.7%	321	243	32.1%
Total	(67)	(543)	-87.7%	(822)	(1,837)	-55.3%
Auto
Charge-offs	(52)	(72)	-27.8%	(193)	(285)	-32.3%
Recoveries	78	169	-53.8%	239	641	-62.7%
Total	26	97	-73.2%	46	356	-87.1%
Net credit losses
Total charge-offs	(341)	(711)	-52.0%	(1,435)	(2,371)	-39.5%
Total recoveries	282	267	5.6%	566	902	-37.3%
Total	$(59)	$(444)	-86.7%	$(869)	$(1,469)	-40.8%
Net credit losses to average loans outstanding:
Commercial	7.52%	-0.59%	-1374.6%	11.98%	-1.10%	-1189.1%
Consumer	2.07%	16.57%	-87.5%	8.47%	18.55%	-54.4%
Auto	-12.68%	-4.08%	211.1%	-2.96%	-3.35%	-11.5%
Total	1.60%	7.41%	-78.3%	7.22%	6.79%	6.3%
Recoveries to charge-offs	82.70%	37.55%	120.2%	39.44%	38.04%	3.7%
Average loans accounted for under ASC 310-20:
Commercial	$958	1,353	-29.2%	$1,035	1,457	-29.0%
Consumer	12,931	13,105	-1.3%	12,941	13,202	-2.0%
Auto	820	9,516	-91.4%	2,071	14,180	-85.4%
Total	$14,709	$23,974	-38.6%	$16,047	$28,839	-44.4%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 11 — NON-PERFORMING ASSETS

	September 30,	December 31,	Variance
	2019	2018	(%)
	(Dollars in thousands)
Non-performing assets:
Non-accruing loans
Troubled-Debt Restructuring loans	$22,057	$41,679	-47.1%
Other loans	51,341	78,047	-34.2%
Accruing loans
Troubled-Debt Restructuring loans	2,779	4,302	-35.4%
Other loans	646	541	19.4%
Total non-performing loans	$76,823	$124,569	-38.3%
Foreclosed real estate	26,952	33,768	-20.2%
Other repossessed assets	3,537	2,986	18.5%
	$107,312	$161,323	-33.5%
Non-performing assets to total assets, excluding acquired loans with deteriorated credit quality (including those by analogy)	1.93%	2.76%	-30.1%
Non-performing assets to total capital	11.81%	16.13%	-26.8%

	Quarter Ended September 30,		Nine-Month Period Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest that would have been recorded in the period if the loans had not been classified as non-accruing loans	$590	$1,101	$1,180	$2,652

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 12 — NON-PERFORMING LOANS

	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Non-performing loans:
Originated and other loans held for investment
Mortgage	$21,138	$63,717	-66.8%
Commercial	35,601	42,456	-16.1%
Consumer	4,008	3,354	19.5%
Auto and leasing	15,019	13,494	11.3%
	75,766	123,021	-38.4%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	808	950	-14.9%
Consumer	205	398	-48.5%
Auto	44	200	-78.0%
	1,057	1,548	-31.7%
Total	$76,823	$124,569	-38.3%
Non-performing loans composition percentages:
Originated loans
Mortgage	27.5%	51.1%
Commercial	46.2%	34.1%
Consumer	5.2%	2.7%
Auto and leasing	19.6%	10.8%
Acquired loans accounted for under ASC 310-20 (Loans with revolving feature and/or acquired at a premium)
Commercial	1.1%	0.8%
Consumer	0.3%	0.3%
Auto	0.1%	0.2%
Total	100.0%	100.0%
Non-performing loans to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	2.01%	3.30%	-39.1%
Total assets, excluding loans accounted for under ASC 310-30 (including those by analogy)	1.19%	2.13%	-44.1%
Total capital	7.32%	12.46%	-41.3%
Non-performing loans with partial charge-offs to:
Total loans, excluding loans accounted for under ASC 310-30 (including those by analogy)	0.63%	1.16%	-45.69%
Non-performing loans	31.19%	35.30%	-11.6%
Other non-performing loans ratios:
Charge-off rate on non-performing loans to non-performing loans on which charge-offs have been taken	80.22%	59.20%	35.5%
Allowance for loan and lease losses to non-performing loans on which no charge-offs have been taken	149.05%	120.67%	23.5%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

TABLE 13 - LIABILITIES SUMMARY AND COMPOSITION
	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Deposits:
Non-interest bearing deposits	$1,100,235	$1,105,324	-0.5%
NOW accounts	1,127,978	1,086,447	3.8%
Savings and money market accounts	1,225,654	1,212,260	1.1%
Certificates of deposit	1,422,374	1,501,002	-5.2%
Total deposits	4,876,241	4,905,033	-0.6%
Accrued interest payable	1,817	3,082	-41.0%
Total deposits and accrued interest payable	4,878,058	4,908,115	-0.6%
Borrowings:
Securities sold under agreements to repurchase	190,261	455,508	-58.2%
Advances from FHLB	79,052	77,620	1.8%
Subordinated capital notes	36,083	36,083	0.0%
Other term notes	551	1,214	-54.6%
Total borrowings	305,947	570,425	-46.4%
Total deposits and borrowings	5,184,005	5,478,540	-5.4%

Other Liabilities:
Derivative liabilities	1,159	333	248.0%
Acceptances outstanding	21,796	16,937	28.7%
Lease liability	21,081	-	100.0%
Other liabilities	56,388	87,665	-35.7%
Total liabilities	$5,284,429	$5,583,475	-5.4%
Deposits portfolio composition percentages:
Non-interest bearing deposits	22.6%	22.5%
NOW accounts	23.1%	22.1%
Savings and money market accounts	25.1%	24.7%
Certificates of deposit	29.2%	30.7%
	100.0%	100.0%
Borrowings portfolio composition percentages:
Securities sold under agreements to repurchase	62.2%	79.9%
Advances from FHLB	25.8%	13.6%
Other term notes	0.2%	0.2%
Subordinated capital notes	11.8%	6.3%
	100.0%	100.0%
Securities sold under agreements to repurchase (excluding accrued interest)
Amount outstanding at period-end	$190,000	$454,723
Daily average outstanding balance	$336,859	$357,086
Maximum outstanding balance at any month-end	$461,954	$457,053

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Liabilities and Funding Sources

As shown in Table 15 above, at September 30, 2019, Oriental’s total liabilities were $5.284 billion, 5.4% less than the $5.583 billion reported at December 31, 2018. Deposits and borrowings, Oriental’s funding sources, amounted to $5.184 billion at September 30, 2019 versus $5.479 billion at December 31, 2018, a 5.4% decrease.

Borrowings consist mainly of repurchase agreements, FHLB-NY advances and subordinated capital notes. At September 30, 2019, borrowings amounted to $305.9 million, representing a decrease of 46.4% when compared with the $570.4 million reported at December 31, 2018. The decrease in borrowings reflect the reduction of $241.0 million in repurchase agreements with the proceeds from the sale of $672.1 million of mortgage-backed securities during the second and third quarter of 2019.

On January 1, 2019, Oriental adopted the Accounting Standard Update (“ASU”) No. 2016-02, under the effective date method, which requires lessees to recognize a right-of-use asset and related lease liability for leases classified as operating leases prospectively.  At September 30, 2019, the lease liability amounted to $21.1 million.

At September 30, 2019, deposits represented 94% and borrowings represented 6% of interest-bearing liabilities. At September 30, 2019, deposits, the largest category of Oriental’s interest-bearing liabilities, were $4.878 billion, a slight decrease of 0.6% from $4.908 billion at December 31, 2018. Such decrease reflects a reduction of $62.8 million in brokered CD’s, mainly as a result of the sale of mortgage-backed securities during the nine-month period ended September 30, 2019.

Stockholders’ Equity

At September 30, 2019, Oriental’s total stockholders’ equity was $1.049 billion, a 4.9% increase when compared to $999.9 million at December 31, 2018. This increase in stockholders’ equity reflects increases in retained earnings of $32.8 million and legal surplus of $5.6 million; and decreases in accumulated other comprehensive loss, net of tax of $8.5 million and treasury stock, at cost, of $697 thousand. Book value per share was $18.84 at September 30, 2019 compared to $17.90 at December 31, 2018.

From December 31, 2018 to September 30, 2019, tangible common equity to total assets increased from 12.59% to 13.87%, leverage capital ratio increased from 14.22% to 15.41%, common equity tier 1 capital ratio increased from 16.78% to 17.98%, tier 1 risk-based capital ratio increased from 19.20% to 20.43%, and total risk-based capital ratio increased from 20.48% to 21.71%. The increase in these ratios reflect an increase of $49.2 million in total capital.

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

Capital Rules to Implement Basel III Capital Requirements

Oriental and the Bank are subject to regulatory capital requirements established by the Federal Reserve Board and the FDIC. The current risk-based capital standards applicable to Oriental and the Bank (“Basel III capital rules”), which have been effective since January 1, 2015, are based on the final capital framework for strengthening international capital standards, known as Basel III, of the Basel Committee on Banking Supervision. As of September 30, 2019, the capital ratios of Oriental and the Bank continue to exceed the minimum requirements for being “well-capitalized” under the Basel III capital rules.

The risk-based capital ratios presented in Table 14, which include common equity tier 1, tier 1 capital, total capital and leverage capital as of September 30, 2019 and December 31, 2018, are calculated based on the Basel III capital rules related to the measurement of capital, risk-weighted assets and average assets.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following are the consolidated capital ratios of Oriental under the Basel III capital rules at September 30, 2019 and December 31, 2018:

TABLE 14 — CAPITAL, DIVIDENDS AND STOCK DATA
	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands, except per share data)
Capital data:
Stockholders’ equity	$1,049,076	$999,877	4.9%
Regulatory Capital Ratios data:
Common equity tier 1 capital ratio	17.98%	16.78%	7.2%
Minimum common equity tier 1 capital ratio required	4.50%	4.50%	0.0%
Actual common equity tier 1 capital	$858,092	811,707	5.7%
Minimum common equity tier 1 capital required	$214,702	217,675	-1.4%
Minimum capital conservation buffer required	$119,279	90,698	31.5%
Excess over regulatory requirement	$524,111	503,334	4.1%
Risk-weighted assets	$4,771,165	4,837,214	-1.4%
Tier 1 risk-based capital ratio	20.43%	19.20%	6.4%
Minimum tier 1 risk-based capital ratio required	6.00%	6.00%	0.0%
Actual tier 1 risk-based capital	$974,962	$928,577	5.0%
Minimum tier 1 risk-based capital required	$286,270	$290,233	-1.4%
Excess over regulatory requirement	$688,692	$638,344	7.9%
Risk-weighted assets	$4,771,165	$4,837,214	-1.4%
Total risk-based capital ratio	21.71%	20.48%	6.0%
Minimum total risk-based capital ratio required	8.00%	8.00%	0.0%
Actual total risk-based capital	$1,035,910	$990,499	4.6%
Minimum total risk-based capital required	$381,693	$386,977	-1.4%
Excess over regulatory requirement	$654,217	$603,522	8.4%
Risk-weighted assets	$4,771,165	$4,837,214	-1.4%
Leverage capital ratio	15.41%	14.22%	8.4%
Minimum leverage capital ratio required	4.00%	4.00%	0.0%
Actual tier 1 capital	$974,962	$928,577	5.0%
Minimum tier 1 capital required	$253,010	$261,125	-3.1%
Excess over regulatory requirement	$721,952	$667,452	8.2%
Tangible common equity to total assets	13.87%	12.59%	10.2%
Tangible common equity to risk-weighted assets	18.42%	17.13%	7.5%
Total equity to total assets	16.56%	15.19%	9.0%
Total equity to risk-weighted assets	21.99%	20.67%	6.4%
Stock data:
Outstanding common shares	51,347,056	51,293,924	0.1%
Book value per common share	$18.84	$17.90	5.2%
Tangible book value per common share	$17.11	$16.15	6.0%
Market price at end of period	$21.90	$16.46	33.0%
Market capitalization at end of period	$1,124,501	$844,298	33.2%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a reconciliation of Oriental’s total stockholders’ equity to tangible common equity and total assets to tangible assets at September 30, 2019 and December 31, 2018:

	September 30,	December 31,
	2019	2018
	(In thousands, except share or per share information)
Total stockholders' equity	$1,049,076	$999,877
Preferred stock	(92,000)	(92,000)
Preferred stock issuance costs	10,130	10,130
Goodwill	(86,069)	(86,069)
Core deposit intangible	(1,880)	(2,480)
Customer relationship intangible	(611)	(888)
Total tangible common equity (non-GAAP)	$878,646	$828,570
Total assets	6,333,505	6,583,352
Goodwill	(86,069)	(86,069)
Core deposit intangible	(1,880)	(2,480)
Customer relationship intangible	(611)	(888)
Total tangible assets	$6,244,945	$6,493,915
Tangible common equity to tangible assets	14.07%	12.76%
Common shares outstanding at end of period	51,347,056	51,293,924
Tangible book value per common share	$17.11	$16.15

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents Oriental’s capital adequacy information under the Basel III capital rules:

	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Risk-based capital:
Common equity tier 1 capital	$858,092	$811,707	5.7%
Additional tier 1 capital	116,870	116,870	0.0%
Tier 1 capital	974,962	928,577	5.0%
Additional Tier 2 capital	60,948	61,922	-1.6%
Total risk-based capital	$1,035,910	$990,499	4.6%
Risk-weighted assets:
Balance sheet items	$4,539,290	$4,641,998	-2.2%
Off-balance sheet items	231,875	195,216	18.8%
Total risk-weighted assets	$4,771,165	$4,837,214	-1.4%
Ratios:
Common equity tier 1 capital (minimum required - 4.5%)	17.98%	16.78%	7.2%
Tier 1 capital (minimum required - 6%)	20.43%	19.20%	6.4%
Total capital (minimum required - 8%)	21.71%	20.48%	6.0%
Leverage ratio (minimum required - 4%)	15.41%	14.22%	8.4%
Equity to assets	16.56%	15.19%	9.0%
Tangible common equity to assets	13.87%	12.59%	10.2%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Bank is considered “well capitalized” under the regulatory framework for prompt corrective action. The table below shows the Bank’s regulatory capital ratios at September 30, 2019 and December 31, 2018:

	September 30,	December 31,	Variance
	2019	2018	%
	(Dollars in thousands)
Oriental Bank Regulatory Capital Ratios:
Common Equity Tier 1 Capital to Risk-Weighted Assets	19.55%	18.40%	6.3%
Actual common equity tier 1 capital	$930,216	$887,918	4.8%
Minimum capital requirement (4.5%)	$214,087	$217,120	-1.4%
Minimum capital conservation buffer requirement (1.875%)	$118,937	$90,467	31.5%
Minimum to be well capitalized (6.5%)	$309,237	$313,618	-1.4%
Tier 1 Capital to Risk-Weighted Assets	19.55%	18.40%	6.3%
Actual tier 1 risk-based capital	$930,216	$887,918	4.8%
Minimum capital requirement (6%)	$285,449	$289,494	-1.4%
Minimum to be well capitalized (8%)	$380,599	$385,992	-1.4%
Total Capital to Risk-Weighted Assets	20.83%	19.68%	5.8%
Actual total risk-based capital	$990,903	$949,596	4.3%
Minimum capital requirement (8%)	$380,599	$385,992	-1.4%
Minimum to be well capitalized (10%)	$475,749	$482,490	-1.4%
Total Tier 1 Capital to Average Total Assets	14.83%	13.68%	8.4%
Actual tier 1 capital	$930,216	$887,918	4.8%
Minimum capital requirement (4%)	$250,964	$259,547	-3.3%
Minimum to be well capitalized (5%)	$313,705	$324,434	-3.3%

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “OFG.” At September 30, 2019 and December 31, 2018, Oriental’s market capitalization for its outstanding common stock was $1.125 billion ($21.90 per share) and $844.3 million ($16.46 per share), respectively.

The following table provides the high and low prices and dividends per share of Oriental’s common stock for each quarter of the last three calendar years:

			Cash
	Price		Dividend
	High	Low	Per share
2019
September 30, 2019	$24.20	$19.84	$0.07
June 30, 2019	23.77	$18.78	$0.07
March 31, 2019	$21.24	$16.37	$0.07
2018
December 31, 2018	$18.56	$14.93	$0.07
September 30, 2018	$17.60	$14.45	$0.06
June 30, 2018	$14.75	$10.60	$0.06
March 31, 2018	$12.05	$8.60	$0.06
2017
December 31, 2017	$10.25	$7.90	$0.06
September 30, 2017	$10.40	$8.40	$0.06
June 30, 2017	$12.03	$9.19	$0.06
March 31, 2017	$13.80	$10.90	$0.06

Under Oriental’s current stock repurchase program, it is authorized to purchase in the open market up to $7.7 million of its outstanding shares of common stock. The shares of common stock repurchased are to be held by Oriental as treasury shares. There were no repurchases during the quarter and nine-month period ended September 30, 2019.

At September 30, 2019, the number of shares that may yet be purchased under such program is estimated at 353,007   and was calculated by dividing the remaining balance of $7.7 million by $21.90  (closing price of Oriental's common stock at September 30, 2019).

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

On a quarterly basis, Oriental performs a net interest income simulation analysis on a consolidated basis to estimate the potential change in future earnings from projected changes in interest rates. These simulations are carried out over a five-year time horizon, assuming certain gradual upward and downward interest rate movements, achieved during a twelve-month period. Instantaneous interest rate movements are also modeled. Simulations are carried out in two ways:

(i)      using a static balance sheet as Oriental had on the simulation date, and

(ii)    using a dynamic balance sheet based on recent organic growth patterns and core business strategies.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

These simulations are complex and use many assumptions that are intended to reflect the general behavior of Oriental over the period in question. There can be no assurance that actual events will match these assumptions in all cases. For this reason, the results of these simulations are only approximations of the true sensitivity of net interest income to changes in market interest rates. The following table presents the results of the simulations at September 30, 2019 for the most likely scenario, assuming a one-year time horizon:

	Net Interest Income Risk (one-year projection)
	Static Balance Sheet		Growing Simulation
	Amount	Percent	Amount	Percent
	Change	Change	Change	Change
Change in interest rate	(Dollars in thousands)
+ 200 Basis points	$19,660	6.29%	$20,378	6.34%
+ 100 Basis points	$9,879	3.16%	$10,238	3.18%
- 100 Basis points	$(9,908)	-3.17%	$(10,251)	-3.19%
- 200 Basis points	$(18,703)	-5.99%	$(19,305)	-6.00%

Future net interest income could be affected by Oriental’s investments in callable securities, prepayment risk related to mortgage loans and mortgage-backed securities, and any structured repurchase agreements and advances from the FHLB-NY in which it may enter into from time to time. As part of the strategy to limit the interest rate risk and reduce the re-pricing gaps of Oriental’s assets and liabilities, Oriental has executed certain transactions which include extending the maturity and the re-pricing frequency of the liabilities to longer terms reducing the amounts of its structured repurchase agreements and entering into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings that only consist of advances from the FHLB-NY as of September 30, 2019.

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

Following is a summary of certain strategies, including derivative activities, currently used by Oriental to manage interest rate risk:

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swaps — Oriental entered into hedge-designated swaps to hedge the variability of future interest cash flows of forecasted wholesale borrowings attributable to changes in the one-month LIBOR rate. Once the forecasted wholesale borrowing transactions occurred, the interest rate swap effectively fixes Oriental’s interest payments on an amount of forecasted interest expense attributable to the one-month LIBOR rate corresponding to the swap notional stated rate. A derivative liability of $1.2 million (notional amount of $32.4 million) was recognized at September 30, 2019 related to the valuation of these swaps.

In addition, Oriental has certain derivative contracts, including interest rate swaps not designated as hedging instruments, which are utilized to convert certain variable-rate loans to fixed-rate loans, and the mirror-images of these interest rate swaps in which Oriental enters into to minimize its interest rate risk exposure that results from offering the derivatives to clients. These interest rate swaps are marked to market through earnings. At September 30, 2019, Oriental did not have interest rate swaps offered to clients not designated as hedging instruments.

Wholesale borrowings — Oriental uses interest rate swaps to hedge the variability of interest cash flows of certain advances from the FHLB-NY that are tied to a variable rate index. The interest rate swaps effectively fix Oriental’s interest payments on these borrowings. As of September 30, 2019, Oriental had $32.4 million in interest rate swaps at an average rate of 2.42% designated as cash flow hedges for $32.4 million in advances from the FHLB-NY that reprice or are being rolled over on a monthly basis.

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

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Oriental’s business requires continuous access to various funding sources. While Oriental is able to fund its operations through deposits as well as through advances from the FHLB-NY and other alternative sources, Oriental’s business is dependent upon other external wholesale funding sources. Oriental has selectively reduced its use of certain wholesale funding sources, such as repurchase agreements and brokered deposits. As of September 30, 2019, Oriental had $190.0 million in repurchase agreements, excluding accrued interest, and $288.4 million in brokered deposits.

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

As of September 30, 2019, Oriental had approximately $961.8 million in unrestricted cash and cash equivalents, $140.9 million in investment securities that are not pledged as collateral, and $744.2 million in borrowing capacity at the FHLB-NY.

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

Internal Control over Financial Reporting

There have not been any changes in Oriental’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, Oriental’s internal control over financial reporting.

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

31.1   Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101   The following materials from OFG Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Unaudited Consolidated Statements of Financial Condition, (ii) Unaudited Consolidated Statements of Operations, (iii) Unaudited Consolidated Statements of Comprehensive Income, (iv) Unaudited Consolidated Statements of Changes in Stockholders’ Equity, (v) Unaudited Consolidated Statements of Cash Flows, and (vi) Notes to Unaudited Consolidated Financial Statements.

OFG BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OFG Bancorp

(Registrant)

By:	/s/ José Rafael Fernández	Date: November 7, 2019
José Rafael Fernández
President and Chief Executive Officer

By:	/s/ Maritza Arizmendi	Date: November 7, 2019
Maritza Arizmendi
Executive Vice President, Chief Financial Officer and Chief Accounting Officer
By:	/s/ Krisen Aguirre Torres	Date: November 7, 2019
Krisen Aguirre Torres
Vice President Financial Reporting and Accounting Control